Form 10-K
period 1993-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1994-04-05
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.
                                             20549

                                            FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of
                          The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993 Commission file number 2-99779


                              National Consumer Cooperative Bank
                (Exact name of registrant as specified in its charter)

               United States of America
       (12 U.S.C. Section 3001 et. seq.)              52-1157795
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)

             1401 Eye Street N.W., Suite 700  Washington, D.C.    20005
             (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (202) 336-7700

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements of the past 90 days.      Yes  X     No_____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. Subsidiaries of the registrant hold 3.2% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                               Outstanding at December 31, 1993

Class C
(Common stock, $100.00 par value)                          205,738

Class B
(Common stock, $100.00 par value)                          596,711

Class D
(Common stock, $100.00 par value)                                3



                                                                      INDEX


                                                                      PART I

Item 1                Business.............................................  1

Item 2                Properties...........................................  7

Item 3                Legal Proceedings....................................  8

Item 4                Submission of Matters to a Vote
                        of Security Holders................................  8



                                                                     PART II

Item 5                Market for the Registrant's Common Stock and Related
                        Stockholder Matters................................  9

Item 6                Selected Financial Data..............................  10

Item 7                Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......  11

Item 8                Financial Statements and Supplementary Data..........  18

Item 9                Changes in and Disagreements with Accountants,
                        on Accounting and Financial Disclosure.............  47


                                                                    PART III

Item 10               Directors and Executive Officers of the Registrant...  47

Item 11               Executive Compensation...............................  52

Item 12               Security Ownership of Certain
                        Beneficial Owners and Management...................  54

Item 13               Certain Relationships and Related Transactions.......  55



                                                                     PART IV

Item 14               Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K............................  57

                                                                     PART I

Item 1.               BUSINESS

General

     The National Consumer Cooperative Bank, which does business as the National Cooperative Bank ("NCB"), is a financial institution organized under the laws of the United States. NCB provides financial and technical assistance to eligible cooperative enterprises or enterprises controlled by eligible cooperatives. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its patrons or those eligible to become its patrons.

      In the legislation chartering NCB (the National Consumer Cooperative Bank Act or the "Act"), Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hard-ship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation's economy as a whole. To further the development of cooperative businesses, the Congress specifically directed NCB
(1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and (5) to encourage ownership of its equity securities by cooperatives and others.

     NCB has attempted to fulfill its statutory obligations in two fashions. First, NCB makes loans and offers other financing arrangements which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to the NCB Development Corporation ("NCB Development") a non-profit corporation without capital stock organized in 1982 which makes loans and provides assistance to developmental cooperatives.

     The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemp-tion Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned exclusively by cooperatives. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Minneapolis, New York, and Alaska.


LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

     Eligibility Requirements. Cooperatives and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. In addition, organizations applying for loans must comply with other technical requirements imposed by NCB.

     Lending Authorities. The Board of Directors of NCB establishes its policies governing its lending operations in compliance with the Act. The policies adopted by the Board are carried out by the management of NCB pursuant to written loan policies adopted by the Board. The management in turn adopts and implements guidelines and procedures consistent with stated Board directives. Lending policies and guidelines are reviewed regularly by the Board of Directors and management to make needed changes and amendments.

     The management of NCB may approve individual loan amounts of up to 75% of the single borrower lending limit which is equal to 15% of NCB's capital (using the definition of capital for national banks as set forth by the Office of the Comptroller of the Currency) without prior approval of the Board. The President of NCB may delegate authorities up to this limit to such committees and individual officers as he may deem appropriate.

     A loan committee has been established which consists of the President of NCB and such other officers as the President may from time to time designate. The loan committee makes loans and loan commitments, establishes the terms and conditions for loans and commitments, approves waivers and modifications to loan agreements and enters into loan participations and guarantees.
LENDING LIMITS

Single Borrower

     The total amount of loans, letters of credit, leases and other financing that may be made available to any one borrower may not exceed 15% of NCB's capital. The approval of any loan to a single borrower which has a combined total of financing from NCB in excess of 75% of the 15% limit is subject to the prior approval of the Loan and Business Development Committee of the Board.

Cooperatives of Primary Producers

     The total dollar value of loans to cooperatives that produce, market and furnish goods, services and facilities on behalf of their members as primary producers may not exceed 10% of the gross assets of NCB. The total dollar volume of loans NCB will allow to be outstanding to any producer cooperative may not exceed 20% of the amount available for loans to all producer cooperatives.

INTEREST RATES

Generally

     NCB charges interest rates approximately equal to the market rates charged by other lending institutions for comparable types of loans. NCB seeks to price its loans to yield a reasonable return on its portfolio in order to build and maintain the financial viability of NCB and to encourage the development of new and existing cooperatives. In addition, to ensure that NCB will have access to additional sources of capital in order to sustain its growth, NCB seeks to maintain a portfolio that is competitively priced and of sound quality.

Interest Rates for Real Estate Loans

     Real estate loans are priced under rate guidelines issued by NCB's Real Estate Lending Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: loan-to-value ratios, lien position, cooperative payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five or ten years. The index established by NCB conforms to the adjustment period fixed; the interest rate for the initial period may be fixed at the time of commitment for a commitment period of up to 60 days.

Interest Rates on Commercial Loans

     NCB normally makes commercial loans at variable interest rates, except in those transactions for which fixed rate loans are deemed to be more beneficial to NCB. Loans are priced based on market conditions and to achieve overall income and portfolio objectives. Rates are tied to specific loan products offered by NCB with specific maturities. Typically, commercial loan repayment schedules are structured by NCB with flat monthly principal reduction plus interest on the outstanding balance.

Fees

     NCB typically assesses fees to cover the costs to NCB of its consideration of and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The legal fees paid to outside legal counsel retained by NCB for loan transactions are charged to the borrower.

Evaluation Criteria

     In evaluating applications for financing, NCB determines whether a loan applicant has or will have a sound organizational and financial structure, income in excess of its operating costs and assets in excess of its obligations, and a reasonable expectation of a continuing demand for its production, goods, commodities, or services, or the use of its facilities, so that the loan will be fully repayable in accordance with its terms and conditions.

     NCB seeks to identify cooperatives which have favorable operating and financial potential and managements of established integrity and competence. Loans are made in sufficient amounts to accomplish the purposes for which they are intended.

Security

     Loans made by NCB are generally secured by specific collateral. If collateral security is required, the value of the collateral must be reasonably sufficient to protect NCB from loss, in the event that the primary sources of repayment of financing from the normal operation of the cooperative, or refinancing, prove to be inadequate for debt repayment. Collateral security alone is not a sufficient basis for NCB to extend credit. Unsecured loans normally are made only to borrowers with strong financial conditions, operating results and demonstrated repayment ability.

Repayment

     NCB seeks to fix terms and conditions which will reasonably assure repayment while maintaining or improving the borrower's financial position. NCB requires that loans be supported by sufficient borrower equity and/or collateral to afford NCB reasonable protection against loss. Except for loans with final due dates not longer than five years from the date of the loan, loans are amortized as to principal and interest.

Loans Benefiting Low-Income Persons

     Under the Act, the Board of Directors must use its best efforts to insure that at the end of each NCB fiscal year at least 35 percent of its outstanding loans are to (1)cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development.

Loans for Residential Purposes

     Commencing on October 1, 1985, the Act prohibited NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30 percent of the gross assets of NCB.

     To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. Since October 1, 1985, the preponderance of NCB real estate volume has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1993, approximately 23.1% of NCB's total assets consisted of loans made for residential purposes.

Operations of Subsidiaries

     NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

     NCB Business Credit Corporation ("NCBBCC") is a wholly-owned subsidiary of NCB that offers cooperatives leasing arrangements for plant and capital equipment comparable to those available to traditional, for-profit enterprises.

     Cooperative Funding Corporation ("CFC") is a wholly-owned subsidiary of NCB Business Credit Corporation. CFC provides fee compensated corporate financial services for customers of NCB and for other corporations which may be members of cooperatives, or which sponsor employee stock ownership plans. CFC is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers.

     NCB Investment Advisers, Inc. ("NCBIA") has been organized to provide investment advisory services to cooperatives. It is registered as an investment adviser with the Securities and Exchange Commission.

     NCB Financial Corporation ("NCBFC") is a Delaware chartered, wholly-owned, S&L holding company whose sole subsidiary is NCB Savings Bank, FSB.

     NCB Savings Bank, FSB ("NCBSB") is a federally chartered, federally insured savings and loan with offices located in Hillsboro, Ohio.

     NCB Mortgage Corporation ("NCBMC") is a majority-owned subsidiary of NCB that originates and services loans to cooperatives.

      NCB Insurance Brokers, Inc. ( "NCBIB") is engaged in the business of brokering housing- related insurance to cooperatives.

      NCB I, Inc. ("NCB I") is a wholly-owned, special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB and NCB I are parties to an agreement under which each agrees not to commingle the assets of NCB I with those of NCB.


COMPETITION

     The Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, non-profit business enterprises. NCB's experience confirms that far more cooperatives desire to utilize financial services than are being provided to them by traditional commercial lending institutions. However, NCB experiences considerable competition in lending to the most credit worthy cooperative enterprises.

REGULATION

     NCB is organized under the laws of the United States. NCB is examined annually by the Farm Credit Administration and the General Accounting Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to the Congress, which has the sole authority to amend or revoke NCB's charter. NCB Savings Bank, FSB is regulated by the Federal Office of Thrift Supervision.

TAXES

     The Act Amendments provide that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Section 1381 (a)(2)(Subchapter T) of the Internal Revenue Code provides for the federal income tax requirements for a corporation operating on a cooperative basis. As such, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, of Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period, and this has effectively reduced NCB's federal income tax liability to insignificant amounts.


     Section 109 of the Act, as amended, provides that NCB, including its franchise, capital, reserves, surplus, mortgages or other security holding and income, is exempt from taxation by any state, county, municipality or local taxing authority, except that any real property held by NCB is subject to any state, county, municipal or local taxation to the same extent according to its value as other real property is taxed.

     NCB's subsidiaries are subject to Federal and state income taxes.



AGREEMENT CONCERNING CLASS A NOTES

     The Act, as amended, provided that the interest rate payable to the United States on NCB's Class A notes was limited until October 1, 1990 to 25% of NCB's net income. Following a passage of a technical amendment to the Act, NCB entered into as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the issued to the U.S Treasury four replacement Class A notes. As of December 31,1993, the amounts and current maturities of the outstanding replacement notes were as follows:

                                            Current
           Replacement                      Maturity
              Note                           Date                             Amount                          Maturity
                      1                      1/1/94                           $53,867,950                        3 months
                      2                     10/1/96                           $36,854,000                       36 months
                      3                     10/1/95                           $55,281,000                       60 months
                      4                     10/1/00                           $36,854,000                      120 months

     When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions. NCB intends to avail itself of this right. Thus, until the final redemption of the Class A notes, NCB will have outstanding to the U.S. Treasury four tranches of Class A notes in the maturities stated above. At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing interest rates for Treasury obligations of comparable maturities.



FURTHER INFORMATION

     For further information concerning the development of NCB's business in 1993, please see the response to Item 7.

Item 2.               Properties

     NCB leases space for its Washington, D.C. headquarters and for three regional offices located in Minneapolis, New York City, and Alaska. NCB Financial Corporation and NCB I, maintain offices in Wilmington, Delaware. NCB's headquarters is 34,464 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December 31, 1993 was $1,258,814 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

      Minimum future rental payments, assuming present office space and space leased for the new headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:


                         Year                  Headquarters                 Other          Offices
                         1994                  1,209,172                    147,358
                         1995                  1,233,356                    120,904
                         1996                  1,258,023                    120,904
                         1997                  1,283,183                    120,904
                         1998                  1,308,847                    120,904
                         After 1998            4,434,657

Item 3.               Legal Proceedings

     NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

Item 4.                Submission of Matters to a Vote of Security Holders

     NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1993.

                                                                     PART II

Item 5.               Market for Registrant's Common Stock and Related
                      Stockholder Matters


     There is no established public trading market for any class of NCB's common equity. NCB's capital stock consists of Class B stock which may be held only by borrowers from NCB; Class C stock which may be held only by NCB's borrowers or organizations eligible to borrow from NCB; and Class D stock which may be held by the public. NCB is authorized by the Act to create other classes of non-voting capital stock with such rights, powers, privileges and preferences as the Board of Directors may decide without the approval of the holders of Class C stock (or of any other class of stock), subject to restrictions on distribution rights so long as the Class A notes are outstanding.

     As of December 31, 1993, there were 838 holders of Class B stock, 331 holders of Class C stock, and 3 holders of Class D stock.

     Under the Act and its bylaws, NCB may not pay dividends on its Class B stock, but it may pay dividends on its Class C stock. NCB has not paid any dividends on any class of its stock to date and it has no intention of declaring any dividends on Class C stock, or any other class of stock,at the present time. Under the Act, so long as any Class A notes are outstanding, NCB may not pay dividends on any class of its stock at a rate greater than the statutory interest rate payable on the Class A notes, which was 6.7% during 1993.

     Under the Act, NCB must make patronage dividends to its patrons. NCB's stockholders, as such, are not entitled to any patronage dividends. They are entitled to patronage dividends only in years when they have patronized NCB, and the amount of their patronage dividend does not depend on the amount of their stockholding. Such patronage dividends may be paid only from net earnings and in the form of cash, Class B or Class C stock, or an allocated surplus.

     In October, 1990, the NCB Board of Directors approved a new patronage refund policy which became effective with the payment of refunds for patronage during the calendar year 1991. Under the new policy, NCB will no longer issue Class B or Class C stock as part of the patronage refund, but will instead make the refund in the form of cash and allocated surplus. There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year.

     NCB has declared a patronage refund for the year ended December 31, 1993, of approximately $7.0 million of which $3.15 million will be distributed in cash and $3.85 million in allocated surplus.

     NCB adopted in April 1992 a further change in its capitalization policy. The Act requires borrowers from NCB to own NCB Class B stock in an amount whose par value is no less than 1% of the amount of the loan from NCB. Until 1992, borrowers generally satisfied this requirement by purchasing Class B stock from NCB at its par value, and NCB generally agreed to repurchase such Class B stock at its par value once the borrower paid off its loan. Under the new policy, borrowers are no longer required to purchase any required holdings of Class B stock from NCB but instead may purchase them at par value from existing holders of Class B stock; NCB no longer agrees to repurchase such holding of Class B stock once a borrower's loan is paid off but will honor any repurchase commitments made prior to May 1992.

     In connection with the adoption of the above policy, the Board also determined to defer consideration of payment of dividends on, or redemption of, any class of NCB stock until such actions might be appropriate in light of NCB's income.

     The Board of Directors of NCB appointed in November 1993 an ad hoc committee to consider a revised patronage refund policy to be placed in effect by 1995. The committee has not yet decided what changes, if any, to recommend in the patronage refund policy.

Item 6.               Selected Financial Data

SELECTED FINANCIAL DATA
( dollars in thousands )

At December 31,	                    1993          1992          1991          1990          1989
- -------------------------         -------        ------       --------      ---------      ---------

Loans and leases outstanding       $457,713      $457,551     $447,484      $441,070       $373,567
Total assets                        535,767       527,861      517,175       488,672        429,546
Total capital*                      292,581       287,521      287,407       283,286        274,993
Subordinated Class A notes          182,542       182,857      184,270       184,270        184,270
Members' equity                     110,039       104,664      103,137        99,016         90,723
Other borrowed funds
   including deposits               230,868       228,512      217,929       191,373        143,045


For the years ended December 31,

Total interest income              $ 38,997       $44,063      $45,997      $46,992         $40,876
Net interest income                  18,334        20,145       19,178       27,196          27,283
Net income                            8,616         6,060        5,864       12,687          14,438

Ratios
   Capital to assets                   54.6%         54.5%        55.6%        58.1%          64.0%
   Return on average assets             1.6%          1.2%         1.2%         2.8%           3.8%
   Return on average
     members' equity                    8.0%          5.8%         5.8%        13.1%          16.9%
   Net yield on yield on interest
     earning assets                     3.7%          3.9%         4.0%         6.2%           7.2%

Average members' equity as a
   percent of:
   Average total assets                20.4%         19.8%        20.7%        21.6%          22.2%
   Average total loans and lease
    financing                          24.3%         22.6%        23.9%        24.7%          26.2%

Net average loans and lease financing
   to average total assets             81.9%         85.7%        84.8%        86.1%          83.5%
Net average earning assets to
   average total assets                93.2%         96.5%        96.4%        97.6%          97.3%
Allowance for loan losses
   to loans outstanding                 2.7%          2.3%         1.9%         1.9%           1.5%
Provision for loan losses
   to average loans outstanding         0.3%          0.5%         0.6%         0.5%           0.2%

* - Capital includes members' equity and subordinated Class A notes




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial summary

     Net income of $8.6 million in 1993 increased from $6.1 million in 1992. The 1993 results reflected substantial increases in non-interest income including gains from sales of real estate loans and increases in income from new lines of business. The impact of increases in non-interest income in 1993 was partially offset by increases in non-interest expenses such as contractual services and the contribution to NCB's non-profit affiliate, NCB Development Corporation ("NCBDC").

     Credit quality in NCB's lending portfolio remained strong even as the national economy lurched forward from the effects of an economic recession. For the third continuous year, the provision for loan losses as a percentage of average loans and leases has decreased from .5% and .6% in 1992 and 1991, respectively, to .3% in 1993. In this same period, the allowance for loan losses as a percentage of loans and leases has increased from 1.9% and 2.3% in 1992 and 1991, respectively, to 2.7% in 1993.

     Net interest income decreased $1.8 million from 1992 due to the effect of declining interest rates on NCB's portfolio and to the effect of real estate loan sales which reduced the amount of higher yielding real estate assets in the portfolio.

     The return on average assets increased to 1.64% in 1993 from 1.15% in 1992. The return on average equity increased to 8.04% in 1993 from 5.8% in 1992.

     Total assets increased $7.9 million to $535.8 million as of December 31, 1993 from $527.9 million at year end 1992 due to growth in NCB's commercial loan portfolio and growth in excess servicing fee receivables which resulted from real estate loan sales. Loan originations of commercial and residential real estate loans were ahead of last year.

Net interest income

     Net interest income decreased $1.8 million or 10.0% in 1993 primarily as a result of decreases in the average rates on the lending portfolio. The net yield on interest earning assets has shown a steady decline since 1991 due to decreasing interest rates. The net yield on interest earning-assets declined to 3.7% in 1993 from 3.9% in 1992 and 4.0% in 1991.

      Total interest income declined in 1993 due primarily to lower market interest rates. The average rate on earning assets declined 70 basis points from 8.5% to 7.8%. As shown in Table 1, declining rates accounted for a decrease of $3.4 million in total interest income in 1993 compared with 1992. Average interest-earning assets have decreased 3.7% from the prior year as a result of real estate loan sales and declines in the average commercial portfolio.

     The average yield on the real estate loan portfolio was 8.8% in 1993 compared with 9.4% in 1992 due to sales of real estate loans and tighter spreads on new originations. The average yield for commercial loans and leases was 7.8% compared with 8.4% in 1992 due to repricing of variable rate commercial assets that are tied to short term interest rates.

     Total interest expense decreased to $20.7 million in 1993 from $23.9
million in 1992.   Average cost of funds declined from 5.8% in 1992 to 5.2% in
1993 due to lower short term interest rates in 1993. Nearly 40.2% of NCB's interest bearing liabilities, including deposits held by NCB Savings Bank, reprice within one year.

Table1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

			                                      1993 Compared to 1992                        1992 Compared to 1991
                                        Increase (decrease) due to                  Increase (decrease) due to
		                                            change in:                                  change in:

                                       Average       Average                        Average        Average
For the years ended December 31,       Volume*       Rate           Net**           Volume*        Rate            Net**
                                       ---------     ---------      ----------      ---------      ---------       -----------
Interest Income

  Cash equivalents and
   Investment Securities               $     115     $    (520)     $     (405)     $      22      $  (1,104)      $    (1,082)
  Commercial loans and leases             (1,249)       (1,420)         (2,669)          (389)        (3,243)           (3,632)
  Real estate loans                         (519)       (1,473)         (1,992)         3,895         (1,115)            2,780
                                       ----------    ----------     -----------     ----------     ----------      ------------
   Total interest income                  (1,653)       (3,413)         (5,066)         3,528         (5,462)           (1,934)
                                       ----------    ----------     -----------     ----------     ----------      ------------

Interest Expense

  Deposits                                   388          (519)           (131)           421           (845)             (424)
  Notes payable                           (1,709)         (296)         (2,005)         1,597         (1,931)             (334)
  Subordinated Class A notes                 (21)       (1,098)         (1,119)           (94)        (2,050)           (2,144)
                                       ----------    ----------     -----------     ----------     ----------      ------------
   Total interest expense                 (1,342)       (1,913)         (3,255)         1,924         (4,826)           (2,902)
                                       ----------    ----------     -----------     ----------     ----------      ------------
Net interest income                    $    (311)    $  (1,500)     $   (1,811)     $   1,604      $    (636)      $       968
                                       ==========    ==========     ===========     ==========     ==========      ============

* Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate "
   in proportion to the absolute dollar amounts in each.


Table 2
Rate Related Assets and Liabilities
(dollars in thousands)
For the years ended December 31,


                                   |------------- 1993----------|   |--------------1992-------------|   |------------1991---------|
                                                        Average                           Average                           Average
                                   Average     Income/  Rate/        Average    Income/   Rate/         Average   Income/   Rate/
                                   Balance*    Expense  Yield        Balance*   Expense   Yield         Balance*  Expense   Yield
                                   --------    -------  -------      --------   -------   -------       --------  -------   -------
Assets

Interest earning assets

  Real estate loans                $229,541   $ 20,134    8.77%      $235,568   $ 22,126      9.39%     $194,600  $ 19,347   9.94%
  Commercial loans and leases       210,732     16,353    7.76%       226,139     19,022      8.41%      230,149    22,652   9.84%
                                   --------   --------               --------   --------                --------  --------
   Total loans and leases           440,273     36,487    8.29%       461,707     41,148      8.91%      424,749    41,999   9.89%

  Investment securities and
   cash equivalents                  59,465      2,510    4.22%        57,127      2,915      5.10%       56,819     3,997   7.03%
                                   --------   --------               --------   --------                --------  --------
   Total interest earning assets    499,738     38,997    7.80%       518,834     44,063      8.49%      481,568    45,996   9.55%
                                   --------   --------               --------   --------                --------  --------
Allowance for possible loan losses  (11,217)                           (9,843)                            (8,565)

Non-interest earning assets
 Cash                                 5,380                             3,093                              2,843
 Other assets                        29,985                            15,142                             14,752
                                   --------                          --------                           --------
 Total non-interest earning assets   35,365                            18,235                             17,595
                                   --------                          --------                           --------
  Total assets                     $523,886                          $527,226                           $490,598
                                   ========                          ========                           ========
Liabilities and members' equity

Interest bearing liabilities
 Subordinated Class A notes        $183,073  $  9,822     5.37%      $183,424   $ 10,941      5.96%     $184,770  $ 13,085   7.08%
 Notes payable                      162,062     8,876     5.48%       180,154     10,880      6.04%      152,335    11,213   7.36%
 Deposits                            55,163     1,965     3.56%        45,692      2,097      4.59%       38,427     2,521   6.56%
                                   --------   -------                --------   --------                --------    ------
  Total interest bearing
   liabilities                      400,298    20,663     5.16%       409,270     23,918      5.84%      375,532    26,819   7.14%
                                              -------                           --------                            -------
Other liabilities                    16,514                            13,504                             13,961
Members' equity                     107,074                           104,452                            101,105
                                  ---------                          --------                           --------
  Total liabilities and members'
   equity                          $523,886                          $527,226                           $490,598
                                  =========                          ========                           ========
Net interest earning assets        $ 99,440                          $109,564                           $106,036
Net interest revenues and spread              $ 18,334    2.64%                 $ 20,145      2.65%               $ 19,177   2.41%
Net yield on interest earning assets                      3.67%                               3.88%                          3.98%

*  Based on monthly balances.  Average loan balances include non-accrual loans


Credit quality

     Credit quality, as measured by levels of non-performing assets and delinquencies, improved in 1993 compared with 1992.

     An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established to eliminate undue credit risk on the balance sheet. They include a multilevel approval process and ongoing assessment of the portfolio's credit condition. In addition, the risk rating system is designed to classify each loan according to the risks unique to the loan. In turn, NCB's risk rating system and historical analysis allow management to determine a risk-weighted allowance for loan losses.

     To manage credit risk over a wide geographic area, NCB uses a centralized credit approval process to ensure the consistency and quality of lending decisions. Financial analyses of the industries and regions serviced are regularly performed to keep abreast of economic events throughout the U.S.

     Loans classified by NCB as unacceptable are assigned to the Special Assets Division. The Division determines, on a case-by-case basis, the best course of action necessary to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

     The allowance for loan losses seeks to protect NCB's capital against the risk of losses inherent in the credit extension process. The allowance is increased by the provision for possible credit losses and decreased by the amount of charge-offs, net of recoveries. The adequacy of the allowance for loan losses is determined based on risk ratings, current and projected economic conditions, concentrations, diversification, and portfolio size, among other relevant factors.

     The provision for loan losses decreased 19.0% to $1.7 million in 1993. The provision as a percentage of average loans and leases outstanding decreased to
.3% in 1993 from .5% in 1992.   The lower provision for loan losses reflects
decreases in classified assets held by NCB.

     The allowance for loan losses increased 18.3% to $12.3 million in 1993. The allowance as a percentage of loans and leases outstanding increased to 2.7% at December 31, 1993 from 2.3% at December 31, 1992. The allowance, as a percentage of non-performing loans ( renegotiated and non-accruing loans ), increased to 384.4% in 1993 compared with 136% in the prior year. Net recoveries of $.2 million in 1993 improved compared to net charge-offs of $.4 million in 1992.

     Total non-performing assets ( non-performing loans, real estate owned (REO) and in-substance foreclosures ) decreased 67% to $3.2 million at December 31, 1993 from $10.0 million at year-end 1992. Non-performing assets as a percentage of loans and leases outstanding plus REO and in-substance foreclosures decreased to .7% in 1993 from 2.3% in 1992. The decrease resulted from the sale of a foreclosed asset. Non-performing assets as a percentage of total capital were .3% in 1993 compared with 3.6% in 1992.

Table 3
Summary of Allowance for Loan Losses
(dollars in thousands)

For the years ended December 31,          1993       1992      1991     1990      1989
                                        -------     ------    ------   ------    ------
Balance, at beginning of year           $10,419    $ 8,706    $ 8,272  $ 5,641   $ 5,091

Charge-offs
 Commercial                                 159        416      2,095      794       214
 Real estate- construction                    0          0          0        0         0
 Real estate- residential                    93          0          9      430        26
                                        --------    -------    ------- --------  --------
  Total charge-offs                         252        416      2,104    1,224       240
                                        --------    -------    ------- --------  --------
Recoveries
 Commercial                                 356         30        152       76        90
 Real estate- construction                    0          0          0        0         0
 Real estate- residential                    82          0         23    1,718       150
                                        -------     ------     ------- --------  --------
  Total recoveries                          438         30        175    1,794       240
                                        -------     ------     ------- --------  --------
Net charge-offs                             186       (386)    (1,929)     570         0

Provision for possible loan
 losses                                   1,704      2,099      2,363    2,061       644
Valuation adjustments to the
 allowance                                    0          0          0        0       (94)
                                        -------    --------   -------- --------  --------
Balance at end of year                  $12,309    $10,419    $ 8,706  $ 8,272   $ 5,641
                                        =======    ========   ======== ========  ========


     Non-accruing loans, as a percentage of loans and leases, improved to .2% at year-end 1993 from .9% at year-end 1992. The reduction reflected movements of non-accrual loans to accrual status. Interest lost on non-accrual and restructured loans decreased to $.2 million from $.6 million, thereby lowering the average yields on loans and leases by 5 basis points in 1993 compared with a decrease of 13 basis points in 1992.

     Renegotiated loans decreased to $2.3 million in 1993 compared with $3.4 million in 1992. The decrease was due to collections of principal on the renegotiated accounts. As of year end, all renegotiated loans were current.

     An additional sign of NCB's improving credit picture is the trend of delinquencies within its portfolio. Total delinquencies greater than 30 days have decreased from $6.4 million in 1992 to $2.7 million in 1993. Total delinquencies as a percentage of the lending portfolio have improved from 1.4% in 1992 to .6% in 1993.

     The majority of NCB's loans are to cooperatives in basic industries such as owner-occupied and multifamily residential housing, food distribution, health care, and financial services. NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.

      The real estate portfolio contains a concentration of loans in the New York City area. However, property value deterioration has not adversely affect-ed NCB's portfolio because the majority of loans are to seasoned housing cooperatives with low loan-to-value ratios. All real estate loans in the New York City area are contractually current at December 31, 1993. NCB also has minimal credit exposure to highly leveraged transactions,commercial real estate, and construction loans. NCB has no foreign loan exposure.

Table 4
Allocation of Allowance for Loan Losses
(dollars in thousands)

At December 31,                       1993                1992                1991                1990               1989*
                                ----------------    -----------------   -----------------   -----------------  ------------------
                                          Percent             Percent            Percent              Percent             Percent
                                Amount   of Total   Amount   of Total   Amount  of Total    Amount   of Total  Amount    of Total
                                -------  --------   -------  --------   ------  --------    ------   --------  ------    --------
Loans and lease financing
  Commercial                    $223,682   48.8%    $199,442   43.5%    $222,788  49.8%     $238,771   54.2%   $233,667    62.5%
  Real estate- construction        5,779    1.3        5,080    1.1        5,101   1.1         1,451    0.3         777     0.2
  Real estate- residential       210,846   46.1      236,379   51.5      200,103  44.7       178,240   40.4     120,147    32.3
  Real estate- commercial         10,577    2.3       10,933    2.4       11,436   2.6        11,685    2.6       9,870     2.6
  Lease financing                  6,829    1.5        6,722    1.5        8,056   1.8        10,923    2.5       9,106     2.4
                                --------   ----     --------   ----     --------  ----      --------   -----   --------    ----
  Total loans and lease
   financing                    $457,713  100.0%    $458,556  100.0%    $447,484 100.0%     $441,070  100.0%   $373,567   100.0%
                                ========  =====     ========  ======    ======== =====      ========  =====    ========   ======
Allocation of allowance for
 loan losses

  Commercial                           0    0.0            0    0.0            0   0.0             0    0.0%          0     0.0%
  Real estate- construction            0    0.0            0    0.0            0   0.0             0    0.0           0     0.0
  Real estate- residential             0    0.0            0    0.0            0   0.0             0    0.0           0     0.0
  Real estate- commercial              0    0.0            0    0.0            0   0.0             0    0.0           0     0.0
  Lease financing                      0    0.0            0    0.0            0   0.0             0    0.0           0     0.0
  Unallocated                     12,309  100.0%      10,419  100.0%       8,706 100.0%        8,272  100.0%      5,641   100.0%
                                --------  -----     --------  -----     -------- -----      --------  -----    --------   -----
  Total allowance for loan
   losses                       $ 12,309  100.0%    $ 10,419  100.0%    $  8,706 100.0%     $  8,272  100.0%   $  5,641   100.0%
                                ========  ======    ======== =======    ======== ======     ========  ======   ========   ======

* Amounts have been reclassified for comparative purposes

Table 5
Nonperforming assets
(dollars in thousands)

At December 31,                  1993            1992           1991           1990           1989
                               --------       -------        -------        -------        --------
In-substance foreclosures/
  REO                           $   172       $ 2,360        $ 4,297        $   865        $   989
                                =======       =======        =======        =======        ========

Non- accruing                   $   886       $ 4,207        $ 4,888        $ 7,143        $ 4,188
                                =======       =======        =======        =======        =======

Restructured                    $ 2,283       $ 3,428        $ 2,491        $ 1,996        $ 8,021
                                =======       =======        =======        =======        =======




Non-interest income

      Non-interest income increased 195.1% to $12.1 million in 1993. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. Gains on asset sales, net of hedging expenses, were $6.3 million in 1993 which represented 52.1% of non-interest income. NCB realized gains primarily from the increased spreads between coupon rates on mortgage pools and secondary mortgage market rates for its mortgage-backed securities. NCB maintains a conservative interest rate risk policy; as such, warehoused loans were fully hedged in 1993.

     Servicing income remained a stable source of non-interest income for NCB in 1992. NCB earned servicing fee income of $1.4 million in 1993 compared with $1.1 million in 1992. As of December 31, 1993, NCB serviced $845.5 million in single and multifamily real estate loans for outside investors compared with $638.2 million one year earlier.

Non-interest expenses

     Non-interest expenses increased 24.5% from $15.5 million to $19.3 million. Non-interest expenses as a percentage of average assets increased 3.0% in 1992 to 3.7 in 1993. Salaries and benefits, the single largest component of non-interest expenses, increased 13.5% as a result of incentive bonuses offered to NCB's personnel. Employees are eligible to receive maximum incentive awards of 20% of salaries when NCB reaches certain corporate benchmarks. Salaries and employee benefits accounted for 43.5% of non-interest expenses in 1993 and 47.4% of non-interest expenses in 1992 compared with 45.8% in 1991. As of December 31, 1992, NCB and its consolidated subsidiaries employed 129 employees compared with 126 employees one year earlier.

     Contractual services increased 39.3% from the prior year to $3.9 million. The increase is due primarily to loan management fees paid to NCBDC and to acceleration of certain expenses related to former consulting commitments.

     Under the provisions of the National Consumer Cooperative Bank Act ( the Act ), NCB makes tax deductible, voluntary contributions to the NCB Development Corporation. These contributions are normally calculated based on NCB's net income. The contribution to NCB Development Corporation was $2.0 million in
1993 compared with $.7 million in 1992.   The increase in the NCBDC contribution
reflects the growth in NCB's income in 1993 compared with 1992 as well as an acceleration of the 1994 contribution to 1993. Non-interest expenses as a percentage of average assets, adjusted for the contribution to NCBDC, would have increased slightly to 3.3% in 1993 compared with 2.8% in 1992.

Income taxes

     Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Reve-nue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on non-member income primarily generated by certain subsidiaries, NCB Mortgage Corporation, NCB Business Credit Corporation, Cooperative Funding Corporation and NCB Savings Bank, FSB. NCB's subsidiaries are also subject to varying levels of state taxation.

     Note 19 to the consolidated financial statements contains additional discussions of NCB's tax status.

1992 vs 1991

     Net income of $6.1 million in 1992 increased slightly from $5.9 million in 1991. Credit related expenses, such as the write- down of real estate owned and an increased provision for loan losses, were a principal reason for the limited earnings growth.

     Net interest income increased $1.0 million or 5.0% in 1992 primarily as a result of increased real estate loan volume in conjunction with wider spreads between short and long-term rates. The net yield on interest earning-assets declined to 3.9% in 1992 from 4.0% in 1991.

     The provision for loan losses decreased 11.2% to $2.1 million in 1992. The provision as a percentage of average loans and leases outstanding decreased to .45% in 1992 from .56% in 1991.

     Non-interest income decreased 19.1% to $4.1 million in 1992. Gains on asset sales, net of hedging expenses, were $2.6 million in 1992 which represented 26% of non-interest income. NCB earned servicing income of $1.1 million on a servicing portfolio of $638.2 million.

     Non-interest expenses decreased less than 1% from $15.6 million to $15.5 million. Salaries and benefits increased 3.1% as a result of merit salary increases. Contractual services decreased .6% from the prior year to $2.8 million. Most of the decrease resulted from lower loan workout fees in connection with problem accounts. Occupancy and equipment expenses decreased 9.8% to $2.8 million primarily due to a decrease in lease rental expense as a result of a new office lease for NCB's corporate headquarters.


Fourth quarter results

     Net income for the fourth quarter of 1993 was $1.2 million compared with $1.5 million in the fourth quarter of 1992. The decrease was due primarily to decreases in net interest income due to declining interest rates.

     The provision for loan losses increased from $.4 million in 1992 to $.6 million in 1993. This was due primarily to adjustments in 1993 to increase the allowance for loan losses.

     Non-interest income for the quarter increased from $1.2 million in 1992 to $3.8 million in 1993 due primarily to $1.5 million gains and dividends from the liquidation of a long term investment held by NCBMC, a subsidiary of NCB.

     Non-interest expenses for the quarter increased from $3.9 million in 1992 to $5.5 million in 1993 due primarily to salary and benefit and contractual service expenses. Salary and benefit expenses increased by $.8 million from the previous quarter due to increases related to year end incentive bonuses. Contractual services increased by $.3 million due to growth in legal and advertising fees.

Table 6
Consolidated Quarterly Financial Information(Unaudited)
(dollars in thousands)


For the Three Months Ended        Dec. 31     Sept. 30     June 30     March 31       Dec. 31     Sept. 30*   June 30*    March 31*
                                ----------   ----------   ---------   ----------    ----------   ---------  ----------  -----------
Interest income                 $  9,403     $ 10,067     $  9,469    $ 10,058      $ 10,524     $ 10,927   $ 11,507    $ 11,105
Interest expense                   4,970        5,155        5,046       5,492         5,876        5,905      6,060       6,077
                                --------     --------     --------    --------      --------     --------   --------    --------
  Net interest income              4,433        4,912        4,423       4,566         4,648        5,022      5,447       5,028
Provision for loan losses            625          464          316         299           380          482        575         662
                                --------     --------     --------    --------      --------     --------   --------    --------
Income after provision for
  loan losses                      3,808        4,448        4,107       4,267         4,268        4,540      4,872       4,366
Non-interest income                2,810        4,826        2,400       2,092         1,219          840      1,024         998
                                --------     --------     --------    --------      --------     --------   --------    ---------
  Net revenue                      6,618        9,274        6,507       6,359         5,487        5,380      5,896       5,364
Non-interest expenses              5,506        5,461        4,346       3,983         3,857        3,773      3,777       4,088
                                --------     --------     --------    --------      --------     --------   --------    ---------
Income before income taxes and
  cumulative effect of change
  in accounting principle          1,112        3,813        2,161       2,376         1,630        1,607      2,119       1,276
Provision for income taxes           (66)         500          140         272           162          159        227         114
                                --------     --------     --------    --------      --------     --------   --------    ---------
Income before cumulative effect
  of change in accounting
  principle                        1,178        3,313        2,021       2,104         1,468        1,448      1,892       1,162

Cumulative effect of change in
  accounting principle                 0            0            0           0             0            0          0          90
                                --------     --------     --------    --------      --------     --------   --------    ---------
Net income                      $  1,178     $  3,313     $  2,021    $  2,104      $  1,468     $  1,448   $  1,892    $  1,252
                                ========     ========     ========    ========      ========     ========   ========    =========

*  Quarterly results for the first three quarters of 1992 have been restated to reflect the adoption in the fourth quarter effective January 1, 1992 of SFAS 109.


Sources of Funds

Capital Markets Access


     NCB maintains line of credit facilities provided by a consortium of banks. At year-end, total borrowing capacity under these facilities was $180.0 million, and the outstanding balance at December 31, 1993 was $31.5 million compared to an outstanding balance of $26.0 million at December 31, 1992. Usage, as measured by average outstanding balances during the year, decreased from $48.1 million in 1992 to $20.9 million in 1993 due to capital provided by other financing opportunities.

     NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB Savings Bank,
FSB, for sale into the secondary market.    In 1993, NCB sold $214.1 million of
cooperative real estate loans.

Deposits

     At NCB's wholly owned subsidiary, NCB Savings Bank, FSB, ( NCBSB ) deposits increased in 1993 from $52.2 million to $66.9 million. The increase reflects NCBSB's deposit solicitation efforts in the local community and with NCB members. NCBSB does not solicit brokered deposits. The weighted average rate on deposits declined from 3.8% in 1992 to 2.9% in 1993. Although NCB relies heavily on funds raised through the capital markets, deposits continue to account for an increasing portion of interest bearing liabilities-- 16.2% in 1993 compared with 12.7% in 1992. Management anticipates that deposits will represent an increasing portion of its capital structure.

Uses of funds

Loans and leases

     Loans and leases outstanding decreased .1% from $458.6 million at year-end 1992 to $457.7 million. The majority of the decline occurred in NCB's real estate warehouse which decreased from $70.0 million to $40.3 million. The decline is the result of loan sales that occurred within the last quarter of 1993 for $46.2 million. NCB's residential loan portfolio increased slightly from $166.4 million in 1992 to $170.6 million. The real estate portfolio was substantially composed of multifamily blanket mortgages. NCB does not invest in speculative commercial real estate transactions. Residential real estate loans accounted for 95.3% of the real estate loan portfolio at year end 1993 compared to 93.6% of the real estate portfolio at year-end 1992.

     The commercial loan and lease portfolio increased from $206.2 million to $230.5 million in 1993. As business activity moved forward during 1993, NCB's commercial lending portfolio expanded with new business opportunities. The growth in the commercial loan portfolio reflects increased lending in the retail and wholesale food industries and increased lending as part of NCB's commercial member loan program.


Cash, Cash Equivalents, Investments, and Trading Account Securities

     In 1993, NCB adopted SFAS 115 which required that NCB re-evaluate its investment portfolios based on management's future investment strategy. The result of this implementation is to transfer trading account securities to investments held for sale and to investments held to maturity. Cash, cash equivalents, investments and trading account securities increased $3.1 million to $61.1 million in 1993. This is consistent with management's strategy to maintain sufficient liquidity for current operations without diluting its earning asset base. Cash, cash equivalents, investments, and trading account securities represent 11.8% of interest earning assets in 1993 compared with 11.2% in 1992.


Asset and Liability Management

     Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk ("IRR"). NCB's liquidity and IRR are managed by the Asset and Liability Committee ("ALCO"), which meets monthly. The purpose of the ALCO is to develop and implement strategies, including the buying and selling of off-balance sheet instruments such as swaps and financial futures contracts, to ensure sufficient reward for known and controlled risk.

     Overall, NCB's ALCO adheres to the philosophy that a consistently balanced position results in the safest and most predictable net interest earnings stream over various interest rate cycles.



Liquidity

     Liquidity is the ability to meet financial obligations either through the sale or maturity of existing assets or through the raising of additional funds. Maintaining adequate liquidity therefore requires careful coordination of the maturity of assets and liabilities.

     NCB's asset liquidity is generally provided by maintaining near-cash and short term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1993, NCB held $22.9 million in cash and cash equivalents compared with $23.9 million in cash and cash equivalents for 1992. These funds are normally used to fund business operations.

     NCB's $29.7 million investment portfolio is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The average maturity increased from 2.0 years at year end 1992 to
3.3 years at year-end 1993 in an effort to increase the yields of the portfolio.

     Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

      NCB also has $180 million of revolving lines of credit, $120 million of which is committed until December 1996. Average outstanding balances were $20.9 million in 1993 compared to $48.1 million in 1992. The decline in average usage is due primarily to paydowns on the line of credit in the first and second quarter with proceeds from loan sales. NCB utilizes its short-term funding facility to finance the temporary build-up of investment-grade, saleable mortgages.

     Finally, NCB's wholly-owned subsidiary, NCB Savings Bank, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. In 1993, deposits increased from $52.2 million to $66.9 million. The bulk of the growth relates to increased deposits raised from cooperatives. NCB Savings Bank, FSB, uses cooperative deposits to fund co-originations of blanket mortgages with NCB.

Table 7
Maturity Schedule of Loans
(dollars in thousands)
                                                  One Year
                               One Year            Through              Over
                                or Less           Five Years          Five Years            Total
                              ---------           ----------          ----------          ---------
Commercial                    $ 37,958            $ 58,594            $127,131            $223,683
Real estate- construction            0               5,778                   0               5,778
Real estate- residential        12,156              51,837            $146,853             210,846
Real estate- commercial              0               1,895               8,682              10,577
Leases                             217               5,629                 983               6,829
                              ---------           ----------          --------            --------
Total loans and leases        $ 50,331            $123,733            $283,649            $457,713
                              =========           =========           ========            ========
Fixed interest rate loans                         $ 36,983            $ 77,128

Variable interest rate loans                        86,750             206,521
                                                  --------            --------
                                                  $123,733            $283,649
                                                  ========           ==========


Interest Sensitivity

     Interest Rate Risk (IRR) is the sensitivity of earnings and capital to changes in market rates of interest. It arises through differences in the repricing characteristics of both assets and liabilities.

     To measure its risk, NCB utilizes a computer simulation model to forecast its earnings and the market value of its portfolio equity under different rate scenarios. The model incorporates the dynamics of balance sheet and interest rate changes as well as embedded options. ALCO reviews the simulation output and makes decisions accordingly.

     Table 8 represents NCB's static interest-rate gap position at December 31, 1993. The gap, adjusted for derivative instruments activity, represents only a one day snapshot of the amounts contractually scheduled to reprice or mature (whichever comes first). Consequently, a static gap analysis, considered alone, is not a complete indication of IRR. Generally speaking though, in a declining rate environment, it is advantageous to be liability sensitive ("a negative gap"). Conversely, in an increasing rate environment, it is advantageous to be asset sensitive ("a positive gap").

Table 8
Interest Rate Sensitivity (dollars in thousands)
December 31, 1993
                                                                                                    Over 12
                                  Interest     Interest     Interest     Interest     Interest     Months and
                                 -Sensitive   -Sensitive   -Sensitive   -Sensitive   -Sensitive    Non-Interest
                                   30 day       3 month      6 month      12 month     Total        Sensitive        Total
                                 ----------   ----------  -----------   ----------   ----------    ------------      -------
Interest-earning assets:
  Cash and cash equivalents       $ 31,300    $       0   $         0    $       0    $  31,300     $      0          $  31,300
  Investment securities              3,252          630         3,095        2,390        9,367       20,420             29,787
  Loans and leases                 195,197        7,281        12,051       23,962      238,491      219,222            457,713
                                 ---------     --------    ----------    ---------    ---------     --------          ---------
    Total interest-earning
     assets                        229,749        7,911        15,146       26,352      279,158      239,642            518,800
                                  --------     --------      --------    ---------    ---------     --------          ---------
Interest-bearing liabilities:
  Deposits                           3,540        7,080         9,336        9,822       29,778       37,153             66,931
  Short-term borrowings             31,541            0             0            0       31,541            0             31,541
  Long-term debt                         0       25,000             0       30,000       55,000       75,354            130,354
  Subordinated Class A notes        53,553            0             0            0       53,553      129,436            182,989
                                  --------      -------      --------     --------    ---------     --------          ---------
    Total interest-bearing
     liabilities                    88,634       32,080         9,336       39,822      169,872      241,943            411,815
                                  --------      -------      --------     --------    ---------      -------          ---------
Other:
  Other net interest-bearing
   assets                                0            0             0            0            0      106,985            106,985
  Effect of interest rate swaps
   and financial futures           (41,200)      75,000        61,000      (30,000)      64,800      (64,800)                 0
                                 ---------     --------      --------     --------    ---------     --------          ---------
  Total                             47,434      107,080        70,336        9,822      234,672      284,128            518,800
                                 ---------     --------      --------     --------    ---------     --------          =========
Repricing difference             $ 182,315     $(99,169)     $(55,190)    $ 16,530    $  44,486     $(44,486)
                                 =========     ========      ========     ========    =========     =========

Cumulative gap                   $ 182,315     $ 83,146      $ 27,956     $ 44,486
                                 =========     ========      ========     ========
Cumulative gap as % of
  total assets                      35.14%       16.03%         5.39%        8.57%
                                 =========     ========      ========      =======


      It is clear from the Table that NCB had a 8.57% gap (as a percentage of total assets) and a 5.39% gap at the one year and 180 day time horizons, respectively. Consequently, NCB has little IRR over the one year horizon.

      NCB is exposed to a tightening of the Prime/LIBOR ( London Interbank Offered Rate ) spread relationship because much of its floating-rate assets adjusts to Prime, while much of its floating rate obligations adjusts to one, three and six month LIBOR.

Capital

     NCB's strong capital position supports growth, ensures continuing access to financial markets, and allows for greater flexibility during difficult economic periods.

     Historically, NCB has maintained a strong capital structure. NCB's equity to average assets was 20.4% in 1993 compared with 19.8% and 20.7% in 1992 and 1991, respectively. When including NCB's subordinated Class A notes, NCB's average total capital to average assets was 55.4% compared with 54.6% and 58.5% during 1992 and 1991, respectively. The Bank Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated Class A notes).

As of December 31, 1993, NCB Savings Bank, FSB, had a risk based capital ratio of 15.6%, well in excess of regulatory requirements.

Patronage policy

     Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby reducing its Federal income tax liability to minimal amounts. In April 1993, NCB distributed $6.6 million to its active member-borrowers. Of this total, approximately $3.0 million was distributed in cash.

Item 8.               Financial Statements and Supplementary Data

           The registrant's financial statements and notes thereto are set fourth beginning at page 19 below. The registrant is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

                                                   NATIONAL CONSUMER COOPERATIVE BANK
                                                       CONSOLIDATED BALANCE SHEETS

                                                          December 31,
Assets                                                1993                  1992
                                                 ------------           -----------
Cash and cash equivalents                        $ 22,938,795           $23,888,148
Restricted cash                                     8,361,519             6,503,725
Investment securities
  Trading account                                                        26,556,146
  Available-for sale                               26,406,171
  Held-to-maturity                                  3,380,698

Loans and lease financing                         417,438,593           388,536,377
Loans held for sale                                40,274,829            70,019,625
  Less: Allowance for loan losses                 (12,309,359)          (10,418,687)
                                                 ------------          ------------
                                                  445,404,063           448,137,315
                                                 ------------          ------------
Excess servicing fees receivable                   20,722,861             9,697,436
Premises and equipment,net                          2,028,044             2,434,631
Other assets                                        6,524,825             9,643,959
                                                 ------------										------------
    Total assets                                 $535,766,976          $527,861,360
		                                               ============	         ============
Liabilities and Members' Equity

Liabilities

Deposits                                         $ 66,931,434         $  52,231,416
Patronage dividends payable in cash                 3,147,860             2,970,925
Other liabilities                                   8,722,495             8,418,351
Borrowings
  Short-term                                       31,541,577												26,051,848
  Long-term                                       130,354,889           147,522,987
   Other                                            2,040,406             2,705,474
                                                 ------------									-------------
                                                  163,936,872           176,280,309

   Subordinated Class A notes                     182,989,162           183,296,223
                                                 ------------          ------------
   Total borrowings                               346,926,034           359,576,532
                                                 ------------          ------------
    Total liabilities                             425,727,823           423,197,224
                                                 ------------          ------------
Members' Equity

Common stock
  Class B                                          59,671,095            59,894,353
  Class C                                          20,573,753            20,577,597
  Class D                                                 300                   300
Retained earnings
   Allocated                                       12,844,968             9,140,950
   Unallocated                                     16,949,037            15,050,936
                                                 ------------          ------------
    Total members' equity                         110,039,153           104,664,136
                                                 ------------          ------------
    Total liabilities and members' equity        $535,766,976          $527,861,360
                                                 ============          =============

See notes to consolidated financial statements.

                                                                      NATIONAL CONSUMER COOPERATIVE BANK
                                                                     CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,                            1993              1992              1991
                                                        -----------       ------------       -----------
Interest income
    Loans and lease financing                           $36,487,048        $41,148,157       $41,999,862
    Investment securities                                 2,510,185          2,914,735         3,996,702
                                                        -----------        -----------       -----------
         Total interest income                           38,997,233         44,062,892        45,996,564
                                                        -----------        -----------       -----------
Interest expense
    Deposits                                              1,965,347          2,096,747         2,515,106
    Short-term borrowings                                 1,309,956          2,992,857         4,716,974
    Long-term debt, other borrowings
         and subordinated Class A notes                  17,387,865         18,828,081        19,586,941
                                                         ----------         ----------        ----------
         Total interest expense                          20,663,168         23,917,685        26,819,021
                                                         ----------         ----------        ----------
         Net interest income                             18,334,065         20,145,207        19,177,543

Provision for loan losses                                 1,703,907          2,098,986         2,362,616
                                                         ----------         ----------        ----------
         Net interest income after
             provision for loan losses                   16,630,158         18,046,221        16,814,927
                                                         ----------         ----------        ----------
Non-interest income
    Gain on sale of loans                                 6,292,956          2,570,297         1,615,162
    Loan and deposit servicing fees                       1,351,390          1,097,743         1,137,477
    Other                                                 4,483,383            413,197         2,292,305
                                                         ----------          ---------         ---------
      Total non-interest income                          12,127,729          4,081,237         5,044,944
                                                         ----------          ---------         ---------
Non-interest expenses
    Compensation and employee benefits                    8,398,715          7,352,879         7,129,935
    Contractual services                                  3,892,031          2,764,191         2,918,119
    Occupancy and equipment                               2,833,457          2,772,456         3,073,017
    Contribution to NCB
         Development corporation                          2,000,000            673,286           651,950
    Other                                                 2,171,707          1,932,950         1,793,214
                                                         ----------         ----------        ----------
         Total non-interest expenses                     19,295,910         15,495,762        15,566,235
                                                         ----------         ----------        ----------
Income before income taxes and
    cumulative effect of change
    in accounting principle                               9,461,977          6,631,696         6,293,636

Provision for income taxes                                  845,998            662,144           429,678
                                                          ---------          ---------         ---------
Income before cumulative effect of
    change in accounting principle                        8,615,979          5,969,552         5,863,958

Cumulative effect of change in
    accounting principle                                                        90,025
                                                        ----------         -----------       -----------
         Net income                                     $ 8,615,979        $ 6,059,577       $ 5,863,958
                                                        ===========        ===========       ===========
Distribution of net income
    Patronage dividends                                 $ 6,995,245        $ 6,602,055       $ 5,986,631
    Retained earnings                                     1,620,734           (542,478)         (122,673)
                                                        -----------        ------------      ------------
                                                        $ 8,615,979        $ 6,059,577       $ 5,863,958
                                                        ===========        ============      ===========

See notes to consolidated financial statements.

                                                      NATIONAL CONSUMER COOPERATIVE BANK
                                           CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                               For the years ended December 31, 1993, 1992 and 1991


                                                       Retained     Retained         Total
                                          Common       Earnings      Earnings       Members'
                                           Stock       Allocated    Unallocated      Equity
                                     -----------     -----------    ------------  ------------
Balance, January 1, 1991             $69,346,003     $15,689,008     $13,981,066  $ 99,016,077

Net income                                -               -            5,863,958     5,863,958
Proceeds from issuance of
  common stock                         1,139,894          -               -          1,139,894
Cancellation and redemption
  of stock                            (1,272,335)         -            1,088,254      (184,081)
1990 patronage dividends
  Stock portion                       13,094,333      (13,414,891)       320,558        -
1990 patronage dividends
    Distributed in cash                   -               -           (2,698,407)   (2,698,407)
    Retained in form of equity            -             3,298,049     (3,298,049)       -
                                      ----------       ----------     -----------  -----------
Balance, December 31, 1991            82,307,895        5,572,166     15,257,380   103,137,441

Net income                                -               -            6,059,577     6,059,577
Proceeds from issuance of
  common stock                            114,934         -               -            114,934
Cancellation and redemption
  of stock                             (1,950,579)        -              336,034    (1,614,545)
1991 patronage dividends
  Allocated surplus                        -              (62,346)        -            (62,346)
1992 patronage dividends
  Distributed in cash                      -              -           (2,970,925)   (2,970,925)
  Retained in form of
    equity                                 -             3,631,130    (3,631,130)       -            (3,6
                                       ----------        ---------    -----------  -----------
Balance, December 31, 1992             80,472,250        9,140,950    15,050,936   104,664,136

Net income                                 -               -           8,615,979     8,615,979
Cancellation and redemption
  of stock                               (227,102)         -             277,367        50,265           2
1992 patronage dividends
  Allocated surplus                         -             (143,367)       -           (143,367)
1993 patronage dividends
  To be distributed in cash                 -               -         (3,147,860)   (3,147,860)
  To be retained in form of
         equity                             -             3,847,385   (3,847,385)       -
                                        -----------     -----------  -----------  ------------
Balance, December 31, 1993              $80,245,148     $12,844,968  $16,949,037  $110,039,153
                                        ===========     ===========  ===========  ============

See notes to consolidated financial statements.

                                                    NATIONAL CONSUMER COOPERATIVE BANK
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,                    1993           1992          1991
                                                ------------   -----------    -----------
Cash flows from operating activities
  Interest received                             $ 39,135,779   $ 46,536,824   $46,815,291
  Commitment charges and other fees received       7,358,454      3,616,509     3,145,452
  Proceeds from sales of loans held for sale     195,761,211    141,241,719    67,704,928
  Loans originated for sale                     (170,405,348)  (128,197,791)  (75,631,140)
  Gain (loss) on hedges of loans held for sale       473,677       (317,646)     (770,168)
  Increase in trading account securities, net         -          (3,858,228)     (405,054)
  Interest paid                                  (21,821,079)   (24,555,284)  (27,342,540)
  Transfer to restricted cash account             (1,857,794)    (6,503,725)       -
  Cash paid to suppliers and employees           (22,528,798)   (16,254,252)  ( 2,178,890)
                                                 ------------   -----------   ------------
  Net cash used in investing activities           26,116,102     11,708,126   ( 2,178,890)
                                                 ------------   -----------   ------------
Cash flows from investing activities
  Proceeds from sales of investments available
     for sale                                     10,217,820          -        42,185,001
  Purchase of investments available for sale      (9,155,694)         -         3,000,000
  Purchase of investments held to maturity        (3,380,698)         -       (44,296,076)
  Proceeds from sales of portfolio loans          23,114,212     11,318,144     7,125,147
  Net increases in loans and lease financing     (46,824,663)   (39,927,688)  (14,119,112)
  Capital expenditures                              (166,838)    (1,428,758)  (   564,022)
                                                 ------------   ------------  ------------
  Net cash used in investing activities          (26,195,861)   (30,038,302)  ( 6,669,062)
                                                 ------------   ------------  ------------
Cash flows from financing activities
  Net increase in deposits                        14,705,334     11,058,920     6,643,864
  Net increase (decrease) in short-term
    borrowings                                     5,489,729    (48,009,948)  ( 9,081,649)
  Proceeds from issuance of long-term debt            -          50,000,000	   35,000,000
  Repayment on long-term debt                    (17,000,000)        -        ( 6,250,000)
  Repayment on subordinated Class A notes           (314,622)    (1,413,050)       -
  Other borrowings                                    -              -          1,982,738
  Repayment on other borrowings                     (665,068)    (2,821,421)   (1,896,250)
  Gain on liability hedge                             -             482,342       203,343
  Proceeds from issuance of common stock              15,545        114,934     1,139,894
  Redemption of common stock                        (129,587)      (261,900)     (150,871)       (
  Patronage dividends paid                        (2,970,925)    (2,698,407)   (3,350,668)
                                                 ------------    -----------   -----------
  Net cash (used in) provided by
    financing activities                            (869,594)     6,451,470    24,240,401
                                                 ------------    -----------   -----------
(Decrease) increase in cash and cash
  equivalents                                       (949,353)   (11,878,706)   15,392,449

Cash and cash equivalents, beginning of year      23,888,148     35,766,854    20,374,405
                                                 -----------    -----------   -----------
Cash and cash equivalents, end of year           $22,938,795    $23,888,148   $35,766,854
                                                 ===========    ===========   ===========

See notes to consolidated financial statements.

                                                       NATIONAL CONSUMER COOPERATIVE BANK
                                          RECONCILIATION OF NET INCOME TO NET CASH
																																									 PROVIDED BY (USED IN) OPERATING ACTIVITIES

For the years ended December 31,                   1993             1992         1991
                                                 -----------    -----------   ----------
Net income                                       $ 8,615,979    $ 6,059,577   $ 5,863,958

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities
    Increase in restricted cash account           (1,857,794)    (6,503,725)
    Decrease (increase) in accrued
      interest receivable                            229,080       (110,878)      372,631
     Net trading account activity                                (3,858,228)     (405,054)
    Decrease (increase) in loans held
      for sale                                    25,355,863     13,043,928    (7,926,212)
    Increase (decrease) in other assets,
      net of real estate owned                    (4,068,396)       210,286       706,441
    Increase (decrease) in accounts payable
      and other accrued expenses                   1,554,415       (709,986)   (1,473,259)
    Decrease in accrued interest payable            (992,058)      (471,979)     (442,270)
    (Decrease) increase in deferred income           (53,292)       937,632       436,212
    Provision for loan losses                                                   1,703,907       2,098,986     2,362,616
    Depreciation and amortization, net             2,917,286      2,577,868     1,101,541
    Gain on sale of assets, net                   (7,975,854)    (2,162,729)   (2,510,695)
    Increase (decrease) on hedges of loans
      held for sale                                  473,677       (317,646)     (770,168)
    Other, net                                       213,289        915,020       505,369
                                                 -----------     -----------  ------------
Net cash provided by (used in) operating
   activities                                    $26,116,102    $11,708,126   $(2,178,890)
                                                 ===========    ============  ============





See notes to consolidated financial statements.





                           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Organization

     National Consumer Cooperative Bank, doing business as National
Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Mortgage Corporation, a majority-owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. NCB Capital Corporation (NCBCC), a wholly-owned subsidiary until it was dissolved and its assets and liabilities were assumed by NCB on December 15, 1993, borrowed funds in the capital markets. NCB Financial Corporation, a wholly-owned subsidiary, is the holding company of NCB Savings Bank, FSB (NCBSB), a federally-chartered thrift institution. NCB Business Credit Corporation (NCBBCC), a wholly-owned subsidiary, provides equipment lease financing and financial services to cooperatives. Cooperative Funding Corporation, a wholly-owned subsidiary of NCBBCC, is a registered broker-dealer and provides corporate financial services. NCB Investment Advisers, Inc., a wholly-owned subsidiary of NCBBCC, provides investment advisory services to cooperatives. NCB I, Inc., a wholly-owned subsidiary of NCB, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans.

     The Act also provided for the formation of NCB Development
Corporation (NCBDC), an affiliate, which is a non-profit organization without capital stock organized under the laws of the District of Columbia. NCBDC provides loans and technical support to cooperative enterprises. NCBDC's bylaws provide for six directors from the NCB board to serve on the NCBDC board, along with three outside directors elected by NCB directors. Consistent with the Act, NCB makes deductible, voluntary contributions to NCBDC.

     Borrowers from NCB are required to own Class B Stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB's sole discretion, in case of certain events, including default.


Principles of Consolidation

     The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial statements of NCB do not include the net assets or results of operations of NCBDC.

Investments

     Statement of Financial Accounting Standards ("SFAS") No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" was issued in May 1993 by the Financial Accounting Standards Board. At December 31, 1993, NCB adopted the requirements of SFAS 115 to classify and account for debt and equity securities as follows:

     Trading Securities - Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at market value. Unrealized gains and losses are included in non-interest income.

     Available-for-sale - Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as a separate component of members' equity. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

     Held-to-maturity - Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.


Supplemental Cash Flow Information

     NCB recorded a non-cash adjustment at December 31, 1993 which resulted in a decrease of trading account securities and an increase in investments available for sale of $27,556,146.


Interest Rate Futures and Forward Contracts

    Gains and losses on futures and forward contracts and interest rate agreements used to hedge certain interest-sensitive assets and liabilities are deferred. Gains or losses are recognized at the time of disposition of the assets or liabilities being hedged, or are amortized over the life of the hedged asset or liability as an adjustment to interest income or interest expense.


Loans and Lease Financing

     Loans are carried at their principal amounts outstanding, except for loans held for sale which are carried at the lower of cost or market as determined on an aggregate basis. NCB discontinues the accrual of interest on loans when principal or interest payments are ninety days or more in arrears or sooner when there is reasonable doubt as to collectibility. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can reasonably be expected.

     Leasing operations consist principally of leasing equipment under direct financing leases expiring in various years through 1998. All lease financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.


Allowance for Loan Losses

     The allowance for loan losses is a valuation allowance which management believes to be adequate to cover anticipated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs,net of recoveries, are deducted from the allowance. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral, evaluation of the loan and lease financing portfolio in conjunction with historical loss experience, portfolio composition, and current and projected economic conditions. Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management.

     Statement of Financial Accounting Standards ("SFAS") No. 114,
"Accounting by Creditors for Impairment of a Loan", was issued in May 1993 by the Financial Accounting Standards Board. SFAS 114 requires creditors to evaluate the collectibility of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral- dependent and foreclosure is probable. The creditor shall recognize an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due to the contractual terms of the loan.

     The Company adopted SFAS 114 as of January 1, 1993. In management's judgement the allowance for loan losses at December 31, 1993 is adequate and that the adoption of SFAS 114 does not have a significant impact on its financial condition and results of operations.


Loan-Origination Fees, Commitment fees, and Related Costs

     Loan fees received are accounted for in accordance with Financial Accounting Standards Board Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans. Fees relating to expired commitments are recognized as non-interest income. If a commitment is exercised during the commitment period, the fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.


Loan-Servicing Rights

     The cost of loan-servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. When participating interest in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser,gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing fees receivable" is amortized over the estimated life using a method approximating the level-yield method.

     The cost of loan-servicing rights purchased, the excess servicing fees receivable, and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues. NCB evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives.


Receivables Sold With Recourse

     NCB is obligated under various recourse provisions related to the sales of residential mortgages. Management has accrued a liability for estimated probable losses to these recourse provisions. Management believes the recourse provisions do not subject NCB to any material risk of loss other than that provided for in other accrued expenses.


Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Depreciation is computed using an accelerated method. Leasehold improvements are amortized on a straight-line basis over the terms of the leases.


Other Assets

     Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Goodwill relating to the acquisition of NCBSB by NCB Financial Corporation is being amortized over the estimated remaining lives of the long-term interest-bearing assets acquired.


Income Taxes

     The National Consumer Cooperative Bank Act Amendments of 1981 (P.L. 97-35) provide that, effective January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue
Code. Under Subchapter T, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to Federal and state income taxes.

     NCB has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" as of January 1, 1992 and has elected not to apply the provisions retroactively. The adoption of SFAS 109 changes NCB's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, NCB deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities that have been recognized in NCB's financial statements or tax returns. The cumulative effect of the adoption of SFAS 109 was to increase net income for the year ended December 31, 1992 by $90,025.


Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107,
"Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resultant fair values are affected by the assumptions used,including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

     The carrying amount approximates fair value.

Investments

     Fair values are based on quoted market prices for identical or comparable securities.



Loans and lease financing

     For adjustable rate commercial loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values. The fair market value of other adjustable rate loans is estimated by discounting the future cash flows assuming that the loans mature on the next repricing date using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and of other loans and leases, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities. The fair value of loans held for sale is based on market prices for similar loans sold in the secondary market adjusted for differences in loan characteristics.

Deposit liabilities

     The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

Short-term and other borrowings

     The carrying amounts of the revolving line of credit balances, advances from the Federal Home Loan Bank and other borrowings approximate fair value.

Long-term debt

     The fair value of long-term debt, including the subordinated Class
A notes, is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

Interest rate swap agreements

     The fair value of interest rate swaps (used for interest-rate risk management purposes) is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     Commitments to extend credit, standby letters of credit, and financial guarantees written

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.


2.   Financial Instruments with Off-Balance Sheet Risk

     NCB is a party to financial instruments with off-balance sheet risk.
NCB uses such instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, forward commitments to sell loans and financial futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement, but not exposure, that NCB has in particular classes of financial instruments.

     NCB's exposure to credit loss in the event of nonperformance by the other parties to the commitments to extend credit and standby letters of credit written is represented by the contract or notional amounts of those instruments. NCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swap transactions, forward commitments, and financial futures contracts, the contract or notional amounts do not represent exposure to credit loss.

     Unless noted otherwise, NCB does not require collateral or other security to support financial instruments with credit risk.

     In the normal course of business, NCB makes loan commitments which are not reflected in the accompanying financial statements. The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NCB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, residential and income-producing commercial properties.

     Standby letters of credit are conditional commitments by NCB to guarantee the payment performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     NCBSB enters into forward commitments to sell a portion of its production of loans to Federal National Mortgage Association. The market value of forward commitments is considered in the lower of cost or market valuation of the loan portfolio held for sale.

     Financial futures are contracts for delayed delivery of securities at a specified future date of a specified instrument, at a specified price or yield. These contracts are entered into to hedge the interest rate risk associated with loans held for sale. Risks arise from movements in securities' values and interest rates. NCB has minimal credit risk exposure on the financial futures due to potential nonperformance of counterparties since changes in the market value of financial futures on any given business day are settled in cash on the following business day and payment is guaranteed by the clearing house.

     NCB has entered into a variety of interest rate swap agreements in managing its interest rate exposure. Interest rate swap transactions generally involve the exchange of fixed- and floating-rate interest payment obligations without the responsibility for the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of default by counterparties but also the interest rate risk associated with unmatched positions. The amounts potentially subject to credit risk are much smaller than the notional amounts of the agreements. At December 31, 1993, NCB is exposed to credit loss in the event of nonperformance by its counterparties in an aggregate amount of $13,588,572, representing the estimated cost of replacing, at current market rates, all those outstanding swaps for which NCB would incur a loss in replacing the contracts. NCB does not anticipate nonperformance by any of its counterparties. NCB requires that all counterparties maintain long-term debt ratings of at least A- or be rated acceptable under NCB's credit risk system. NCB also imposes maximum exposure limitations on any single counterparty.

     The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows: (amounts in thousands):

                                         Contract or
                                           Notional Amounts    Estimated Fair Value
                                            1993       1992       1993       1992
Financial instruments whose notional
  or contract amounts exceed the
  amount of credit risk:

    Forward commitments                  $  7,485   $  4,961    $ 7,485      $  4,961
    Financial futures contracts            41,200     70,800     41,235        75,700
    Interest rate swap agreements:
      In a net receivable position        136,000    136,000    150,809       148,901
      In a net payable position          (136,000)  (136,000)   136,044)     (136,065)

Financial instruments whose contract
  amounts represent credit risk:

    Commitment to extend credit          $128,960   $154,483   $    744      $    956
    Standby letters of credit              24,174      9,927        132           111


3.   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:



                                                  1993             1992

Cash in bank                                 $15,562,652       $ 3,186,979
Securities
  Federal funds                                4,559,252        15,717,835
  Money market securities                        177,049           177,560
  Commercial paper                               500,000           500,000
  Certificates of deposit, mutual funds
    and repurchase agreements                  2,139,842         4,305,774
                                             -----------       -----------
                                             $22,938,795       $23,888,148
                                             ===========       ===========

     At December 31, 1993 and 1992, restricted cash of $8,361,519 and
$6,503,725 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.


4.   Investment Securities

     At December 31, 1993, NCB transferred $26,406,171 of securities designated as trading to the available-for-sale category in order to reflect management's future investment strategies and policies in accordance with SFAS
115. The securities consisted of $16,513,223 in corporate bonds and $9,892,948 in US Treasury and Agency obligations.

     The maturities of investment securities available-for-sale at December 31, 1993 are as follows:

                                          Amortized        Fair
                                            Cost          Value

Within 1 year                             $ 1,382,170    $ 1,303,335
After 1 year through 5 years               21,073,628     21,315,691
After 5 years through 10 years              2,780,812					 2,788,395
After 10 years                                998,750        998,750

                                          $26,235,360     26,406,171


     The composition of investment securities held-to-maturity at December 31, 1993 is as follows:

                                                                          Held-to-Maturity
                                                    -----------------------------------------------------------------
                                                                     Gross                Gross           Estimated
                                                    Amortized      Unrealized           Unrealized          Market
                                                       Cost          Gains               Losses             Value
                                                    ----------      ---------           ----------        -----------
US Treasury and Agency
   Obligations                                      $1,986,393       $1,222               $   -            $1,987,615

Other investments                                    1,394,305                                              1,394,305
                                                    ----------       ------               --------         ----------
                                                    $3,380,698       $1,222               $   -            $3,381,920
                                                    ==========       ======               ========         ===========

     At December 31, 1993, all securities held-to-maturity were due within one year. There were no sales of securities classified as available-for-sale or held-to-maturity during 1993, 1992, and 1991. The change in net unrealized holding gain or (loss) on trading securities that has been included in earnings for 1993, 1992, and 1991 are $170,813, $(18,827), and $311,632, respectively.
NCB held no investment securities at December 31, 1993 that were callable.


5.   Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1993 and 1992 are $845,499,672 and $638,244,536,
respectively.


6.    Loans and Lease Financing

      Loans and leases outstanding by category at December 31 are as follows:


                                                    1993             1992

Commercial loans                               $223,682,372     $199,441,908
Real estate loans
  Construction                                    5,778,923        5,079,688
  Residential                                   170,570,593      166,360,156
  Loans held for sale                            40,274,829       70,019,625
  Commercial                                     10,577,263       10,933,115
Lease financing                                   6,829,442        6,721,510
                                               ------------     ------------
                                               $457,713,422     $458,556,002
                                               ============     ============


     NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

                                                Commercial Loans       Real Estate Loans
                                                ----------------       -----------------
                                                 1993      1992         1993       1992
                                                ------    ------        -----     ------
By Region
  Northeast                                      38.0%     41.5%         53.0%     58.1%
  South Atlantic                                 11.0      14.9          21.4      18.2
  Central                                        28.6      25.0          19.2      18.3
  West                                           22.4      18.6           6.4       5.4
                                                ------    ------        ------    ------
                                                100.0%    100.0%        100.0%    100.0%
                                                ======    ======        ======    ======




                                                   Percentage of Total
                                                      Loan Portfolio

                                                     1993        1992
By Borrower Type
  Real estate
    Construction                                      1.3%        1.1%
    Residential                                      46.0        51.4
    Commercial                                        2.3         2.4
  Commercial
    Food processing and distribution                 22.9        19.7
    Financial services                                6.4         5.8
    Medical service and supplies                      5.1         4.8
    Other                                            16.0        14.8
                                                    ------      ------
                                                    100.0%      100.0%
                                                    ======     =======

     NCB originates multifamily blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans are located within New York City due to that city's extensive cooperative market. The blanket mortgages are collateralized by the building and proprietary leases of the housing cooperative. The loans are repaid from operations of the real estate cooperative.

     NCB's commercial portfolio has a concentration in the food processing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are expected to be repaid from cash flows generated by the borrower's operating activities.

     The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows (amounts in thousands):


                                  Carrying Amount         Estimated Fair Value
                             -----------------------     ---------------------
                                1993           1992          1993       1992
                             --------      ---------      --------    --------
Commercial
  Fixed rate loans           $ 46,415      $  63,670      $ 47,017    $ 63,488
  Adjustable rate loans       177,267        135,772       201,410     136,519
Real Estate
  Loans held for sale          40,275         70,020        43,256      72,134
  Portfolio-fixed rate         25,637         19,180        25,982      18,889
  Portfolio-adjustable        161,289        163,192       165,045     166,691
Lease financing                 6,830          6,722         7,328       7,123
                             --------       --------      --------    --------
                             $457,713       $458,556      $490,038    $464,844
                             ========       ========      ========    ========

7.    Nonperforming Assets

      The loan portfolio includes loans on which NCB is not currently accruing interest income. The total outstanding principal of these loans at December 31, 1993, 1992, and 1991, and the effect on interest income for the years then ended, are as follows:

                                       1993           1992           1991
                                    ----------     ----------     ----------
Principal outstanding               $  886,313     $4,207,350     $4,887,613
                                    ==========     ==========     ==========
Gross amount of interest
  that would have been
  recorded at original rates        $  118,145     $  597,623     $  634,998
Less interest received                  26,040        164,259        243,305
                                    ----------     ----------     ----------
Interest income not recorded        $   92,105     $  433,364     $  391,693
                                    ==========     ==========     ==========


     The loan portfolio includes loans that have been renegotiated with a reduced interest rate, or with an extension of payment of principal and interest. The total outstanding principal of these loans at December 31,1993, 1992 and 1991, and the effect on income for the years then ended are as follows:


                                       1993           1992           1991
                                    ----------     ----------     ----------
Principal outstanding               $2,283,149     $3,428,208     $2,490,775
                                    ==========     ==========     ==========
Gross amount of interest
  that would have been
  recorded at original rates        $  296,697     $  413,492     $  268,808
Less interest received                 178,491        259,672         53,444
                                    ----------     ----------     ----------
Interest income not recorded        $  118,206     $  153,820     $  215,364
                                    ==========     ==========     ==========
     At December 31, 1993, there are no commitments to lend additional funds to borrowers whose loans are non-performing.

     At December 31, 1993 and 1992, NCB has real estate owned through foreclosure and in-substance foreclosures of $171,663 and $2,405,943, respectively, which are classified as other assets.


8.   Transactions with Related Parties

     Section 103 of the Act, as amended, requires that twelve of the fifteen members of NCB's Board of Directors be elected by holders of Classes B and C Stock and that they have actual cooperative experience. NCB stock is, by law, owned only by borrowers and entities eligible to borrow. The election rules require that candidates for the Board of Directors represent cooperative organizations that currently hold Class B or Class C Stock. NCB has conflict of interest policies which require, among other things, that a board member be disassociated from decisions which pose a conflict of interest or the appearance of a conflict of interest. Loan requests from cooperatives with which members of the board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and conditions, as all other loan requests.

     In addition, NCB through its subsidiary, NCBSB, enters into transactions in the normal course of business with its directors, officers, and their family members.

     For the year ended December 31, 1993 loans to affiliated cooperatives, directors, officers, and their family members have the following outstanding balances:

                         January 1,                                December 31,
                            1993       Additions    Deductions        1993
                       -----------    -----------   -----------    -----------
Loans to affiliated
  cooperatives         $26,539,598    $28,882,444   $15,955,227    $39,466,815


Loans to directors,
  officers, and family
  members                  607,394        389,520       310,419        686,495
                        -----------   -----------   -----------    -----------
                        $27,146,992   $29,271,964   $16,265,646    $40,153,310
                        ===========   ===========   ===========    ===========
Percent of loans
  outstanding                  5.93%                                       8.8%
                        ============                               ============

     There are additions of $9,584,806 in loans related to new affiliations in 1993 and $7,014,125 of the deductions relate to affiliations ceased in 1993. None of the related party loans outstanding at December 31, 1993 are on non-accrual status.

     During 1993 and 1992, NCB recorded interest income of $4,009,647 and $3,227,699, respectively on loans to related parties.

     Included in the loans outstanding to affiliated cooperatives as of December 31, 1993 is a $50 million loan to the Co-operative Central Bank. This loan is serviced by NCB Mortgage Corporation and is 80% participated to outside banks without recourse to NCB. NCB has adequately reserved for the $10 million exposure associated with the 20% share it retained. The loan is secured by US Government guaranteed obligations equal to 110% of the outstanding balance. The Co-operative Central Bank is an organization with which the chairman of NCB's Board of Directors is affiliated. The chairman will retire from NCB's Board upon the expiration of his term in April 1994.

     In 1984, the Community Enterprise Development Corporation of Alaska
(CEDC) entered into a contract to provide NCB with services related to loan origination and servicing of loans within the State of Alaska. CEDC is an organization with which a retired NCB director is affiliated. Fees paid by NCB under this contract for the years ended December 31, 1993, 1992, and 1991, totalled $267,000, $184,000, and $155,000, respectively. This contract expired in 1993. The director retired from NCB's Board upon expiration of his term in April, 1993.

     Certain NCB affiliates, and certain directors and officers of NCB and
NCBSB have deposits with NCBSB.   Such deposits, aggregated $1,293,422, and
$10,380,280 as of December 31, 1993 and 1992, respectively.


9.   Allowance for loan Losses

     The following is a summary of the activity in the allowance for loan losses:

                                        1993          1992          1991
                                    -----------    ----------    ----------
Balance at beginning of year        $10,418,687    $8,706,011    $8,272,185
Provision for loan losses             1,703,907     2,098,986     2,362,616
Charge-offs                            (252,384)     (416,269)   (2,103,782)
Recoveries of loans previously
  charged off                           439,149        29,959       174,992
                                    -----------   -----------    ----------
Balance at end of year              $12,309,359   $10,418,687    $8,706,011
                                    ===========   ===========    ==========

     The allowance for loan losses is 2.7%, 2.3%, and 1.9% of loans and lease financings at December 31, 1993, 1992, and 1991, respectively.


10.  Premises and Equipment

     Premises and equipment as of December 31 consist of the following:



                                                   1993            1992
                                                 --------        ---------
Furniture and equipment                         $1,969,052      $1,904,241
Leasehold improvements                           1,502,976       1,488,708
Other                                            1,237,262       1,188,734
                                                ----------      ----------
                                                 4,702,290       4,581,683

Less:  Accumulated depreciation                 (2,681,246)     (2,147,052)
          and amortization                      -----------     -----------
                                                $2,028,044      $2,434,631
                                                ===========     ===========

11.  Leases

     NCB leases its headquarters in Washington, D.C. through April 1, 2002. NCB also leases premises for its regional offices with expiration dates between January 31, 1994 to January 6, 1999. These leases are all non-cancelable operating leases.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1993 are as follows:

1994                                              1,400,330
1995                                              1,372,189
1996                                              1,393,336
1997                                              1,417,968
1998                                              1,429,751
Thereafter                                        4,434,657
                                                -----------
                                                $11,448,231
                                                ===========
     Rental expense in 1993, 1992, and 1991 is $1,669,165, $1,560,633, and
$1,600,497, respectively.

     During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1993 and 1992, the unamortized lease incentive is $1,524,243 and $1,605,859, respectively.


12.  Deposits

     Deposits as of December 31 are summarized as follows:

                                    1993                      1992
                                  Weighted                  Weighted
                                   Average                   Average
                                   Balance        Rate       Balance       Rate
                                  -----------     ----     -----------    -----
Balances by type
  Passbook accounts               $ 5,739,247     3.40%    $ 6,074,481     3.42%
   Money market demand and
   NOW accounts                    33,656,940     2.37      18,020,255     2.60
   Fixed-rate certificates
           Less than $100,000      17,007,650     4.08      21,680,264     4.81
           More than $100,000      10,527,597     4.05       6,456,416     4.12
                                  -----------              -----------
                                  $66,931,434     2.92%    $52,231,416    3.78%
                                  ===========              ===========


     The contractual maturity of certificate accounts at December 31 is as follows:

Year Ending December 31                                         Amount

           1994                                              $18,455,632
           1995                                                5,461,778
           1996                                                1,793,754
           1997                                                  841,319
           1998 and thereafter                                   982,764
                                                             -----------
                                                             $27,535,247
                                                             ===========

     The estimated fair value of deposits is $66,901,000 and $52,291,000 at December 31, 1993 and 1992, respectively.


13.  Short-Term Borrowings

Revolving credit facilities

     NCB has $180,000,000 revolving lines of credit, $120,000,000 of which is committed until December 31, 1996.

     Interest expense from borrowings under the revolving line of credit facilities is $774,657, $2,302,708, and $3,934,980, in 1993, 1992, and 1991,
respectively. The following is a summary of the borrowings under the facility for the years ended December 31:


                                              1993              1992
                                         ------------        ------------
Borrowings outstanding
  at December 31                         $ 31,500,000        $ 26,000,000
Available capacity
  at December 31                          148,500,000         144,000,000
Average line of credit borrowings
  outstanding during the year              20,856,575          48,076,923
Maximum borrowings during the year         88,000,000         110,000,000

Weighted average borrowing rate
  During the year                                 3.7%               4.8%
  At December 31                                  3.6%               3.8%

     Borrowing rates under the revolving credit facility are indexed off the prime rate, Federal funds rate, certificate of deposit rates or the London
Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. Commitment fees for the line of credit are 5/16 of 1% on the total facility. Total commitment fees paid for revolving credit facilities are $538,630, $571,875, and $523,959 in 1993, 1992, and 1991, respectively. All borrowings under the facility which are outstanding at expiration of the facility are due at that time.

     NCB is required under these revolving line of credit agreements to maintain $25 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $265 million (defined as total members' equity plus subordinated Class A notes). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

Estimated fair value

     The carrying amounts and respective estimated fair values of short term borrowings at December 31, 1993 and 1992 are as follows (amounts in thousands):

                                    Carrying Amount       Estimated Fair Value
                                  --------------------    ---------------------
                                    1993         1992        1993        1992
                                  -------      -------     -------     -------
Line of Credit                    $31,532      $26,042     $31,492     $26,037
Advances from Federal Home
  Loan Bank                            10           10          10          10
Other                               2,040        2,705       2,040       2,705
                                  -------      -------     -------     -------
                                  $33,582      $28,757     $33,542     $28,752
                                  =======      =======     =======     =======

14.        Long-term Debt

     The following is a schedule of outstanding long-term debt at December 31, 1993:

                    Amount                  Rate                  Maturity

                $30,000,000                9.28                      1994
                 25,000,000                9.00                      1994
                 25,000,000               10.15                      1995
                 19,000,000                8.18                      1997
                 18,000,000                8.32                      1997
                 13,000,000                8.44                      1998


     NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $96.0 million. The effect of the agreements is to convert $96.0 million of the term debt from a weighted average fixed rate of 8.21% to a floating rate based on LIBOR. The agreements expire in varying amounts through 1998.

     NCB is required under these lending agreements to, among other things, maintain $25 million of cash, cash equivalents and investments and have an effective net worth of not less than $265 million (defined as total members' equity plus subordinated Class A notes). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

     The carrying amount and respective estimated fair value of long-term borrowings at December 31, 1993 and 1993 are as follows ( amounts in thousands):



                                 Carrying Amount      Estimated Fair Value
                              -------------------    ---------------------
                                 1993       1992        1993         1992
                              --------   --------    --------     --------

Long-term debt                $130,000   $147,000    $135,232     $152,191





15.  Subordinated Class A Notes

     On December 31, 1981, NCB issued unsecured subordinated Class A notes to the U.S. Treasury (holder) in the amount of $184,270,000 as provided in the Act, as amended, in full redemption of the Class A Preferred Stock previously owned by the Government. The notes and all related payments are subordinated to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on subordinated Class A notes.

     The notes require that proceeds from the sale of Classes B and C
Stock be applied annually toward the repayment of the notes. In 1993 and 1992, $314,622 and $1,413,050 respectively were applied toward repayment of these notes. These notes mature on October 31, 2020.

     The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated Class A notes.

     The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts and respective estimated fair values of the subordinated Class A notes at December 31, 1993 (in thousands):


                                     Next              Carrying      Estimated
        Index             Rate     Repricing Date      Amount      Fair Value

91-day  Treasury rate     2.98%    January 1, 1994    $ 53,553      $ 53,547
 3-year Treasury rate     4.24     October 1, 1996      36,903        36,596
 5-year Treasury rate     8.47     October 1, 1995      55,281        58,322
10-year Treasury rate     8.82     October 1, 2000      37,252        44,227
                                                      --------      --------
                                                      $182,989      $192,692
                                                      ========      ========


16.  Common Stock and Members' Equity

     NCB's common stock consists of Class B Stock owned by its borrowers, Class C Stock owned by cooperatives eligible to borrow from NCB, and Class D non-voting Stock owned by others.

                                1993                           1992
                    ----------------------------    ---------------------------
                     Class B   Class C   Class D    Class B   Class C   Class D
                    ----------------------------    ---------------------------

Par value per share     $100      $100      $100       $100      $100      $100
Shares authorized    700,000   300,000   100,000    700,000   300,000   100,000
Shares issued and
  outstanding        596,711   205,738         3    598,944   205,776         3



17.  Regulatory Capital of NCBSB

     Under Office of Thrift Supervision (OTS) regulatory capital regulations and agreements, NCBSB must have : (i) core capital equal to at least 5% of adjusted total assets, (ii) tangible capital equal to at least 1.5% of adjusted total assets, and (iii) total capital equal to at least 8% of risk-weighted assets. In measuring a savings association's compliance with all three FIRREA capital standards, savings associations must deduct from their capital (with several exceptions primarily supervisory goodwill and certain non-qualifying purchased loan servicing rights) their investments in, and advances to, subsidiaries engaged (as principal) in activities not permissible for national banks. Supervisory goodwill, as defined, is permitted to be included in core capital and risk-based capital, not to exceed 1.5% of the savings association's tangible assets and decreasing to zero during a phase-out period ending December 31, 1994.

     NCBSB's capital exceeds the minimum capital requirements at December
31, 1993.  the following table summarized NCBSB's capital at December 31, 1993:


                                      Tangible         Core          Risk-Based
                                       Capital        Capital        Capital
                                   -----------    -----------       -----------
NCBSB's regulatory capital         $ 7,449,787    $ 8,010,209       $ 8,427,195
regulatory capital
  required                           1,120,843      3,736,144         4,311,099
                                   -----------    -----------       -----------
NCBSB's regulatory capital
  in excess of minimum
  requirement                      $ 6,328,944    $ 4,274,065       $ 4,116,096
                                   ===========    ===========       ===========
NCBSB's regulatory capital
  as a percent of assets                  9.97%          10.6%             15.6%
                                   ============   ============      ============
Minimum regulatory capital
  required as a percent of assets          1.5%           5.0%              8.0%
                                   ============   ============      ============
Asset base used for capital
  purposes                          $74,722,876    $74,722,876      $53,888,737
                                    ===========    ===========      ===========

     NCBSB's management believes that, under the current regulations, NCBSB will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of NCBSB, such as increased interest rates or a downturn in the economy in areas where NCBSB have most of their loans, could adversely affect future earnings and, consequently, the ability of NCBSB to meet its future minimum capital requirements.

     In August 1993, the OTS issued final regulations, effective January 1, 1994, adding an interest rate risk component to its risk-based capital standards. Management believes NCBSB will continue to meet its risk-based capital requirements under these new regulations.

     OTS regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1993, retained earnings available for cash dividends were approximately $2,239,000.


18.  Employee Benefits

     Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 1993, 1992, and 1991 is $241,309, $280,401, and $290,135, respectively.

     NCB maintains an employee thrift plan organized under IRS Code
Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 1993, 1992, and 1991 are $234,246, $248,417, and $235,697, respectively.


19.  Income Taxes

     Each year under the Act, NCB must declare tax deductible patronage dividends in the form of cash and stock which effectively reduce NCB's Federal income tax to insignificant amounts. In 1993, NCB paid cash and issued allocated surplus in lieu of stock. In 1994, NCB will declare a patronage dividend for 1993 of $6,995,245. The anticipated cash portion of the patronage dividend in 1994 of 1993 earnings is shown as dividends payable. The anticipated allocated surplus portion of the patronage dividend in 1994 of 1993 earnings has been added to allocated retained earnings at December 31, 1993. Patrons of NCB receiving such patronage dividends consent to include them in their income.

     At December 31, 1993, NCB has available for Federal income tax purposes net operating loss (NOL) carryforwards of approximately $2,800,000 which expire in varying amounts through 1995. These net operating loss carryforwards can only be used to offset future patronage sourced income and thus do not create a deferred tax asset.

     The provision for income taxes consists of the following:

                                             Year Ended December 31
                                     ------------------------------------------
                                        1993          1992          1991
                                     ------------------------------------------
Current tax expense
  U.S. Federal                       $1,129,171     $ 669,453      $364,133
  State and local                        56,234       262,630        65,545
                                     ----------     ---------      --------
  Total current                       1,185,405       932,083       429,678
                                     ----------     ---------      --------
Deferred tax expense
  U.S. Federal                         (351,602)     (261,020)
  State and local                        12,195        (8,919)
                                      ----------    ----------
  Total deferred                       (339,407)     (269,939)
                                      ----------    ----------
Total provision                      $  845,998     $ 662,144      $429,678
                                     ===========    ==========     ========
     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:





                                             Year Ended December 31
                                    --------------------------------------
                                       1993           1992          1991
                                    --------------------------------------
Statutory U.S. tax rate             $3,217,072     $2,254,777   $2,139,836
Patronage dividends                 (1,970,383)    (1,632,001)  (1,993,623)
FAS 96 adjustment for NCBSB's NOL                                  241,780
NOL carryforward                      (408,000)      (272,000)
State and local taxes                   45,163        169,614       65,545
State income tax deduction                                         (22,285)
Other                                  (37,854)       141,754       (1,575)
                                    -----------     ---------   -----------
Income tax provision                $  845,998      $ 662,144   $  429,678
                                    ===========     =========   ===========

     Deferred tax assets and liabilities are comprised of the following at December 31, 1993 and 1992 are as follows:

                                                    Year Ended December 31
                                                    ----------------------
                                                      1993          1992
                                                     --------      -------
Deferred commitment fees                             $148,963      $190,195
Write-down of other assets                                          163,383
Allowance for loan losses                             507,528       135,150
Other                                                  62,276        29,102

Gross deferred tax assets                             718,767       517,830

Valuation allowance                                  (157,788)
                                                     ---------      -------
Net deferred tax assets                               560,979       517,830
                                                     ---------     ---------
Gain on sale of loans                                 (30,995)     (157,866)
                                                     ---------     ---------
Gross deferred tax liabilities                        (30,995)     (157,866)
                                                     ---------     ---------
                                                     $529,984      $359,964
                                                     =========     =========

     Management expects that all deferred tax assets will be realized based on NCB's history of earnings and management's expectations that NCB will generate taxable income in future years to offset the reversal of temporary differences.


20.  Income Available for Dividends on Class C Stock

     Under an existing long-term debt agreement, the aggregate amount of cash dividends on Class C Stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB's taxable income for such calendar year.

     Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C Stock at a rate greater than the statutory interest rate payable on subordinated Class A notes. Those rates for 1993, 1992, and 1991 are 5.4%, 6.0%, and 7.1%, respectively. Consequently, the amounts available for payment on the Class C Stock for 1993, 1992, and 1991 are $1,110,983, $1,234,656, and $1,505,294, respectively.



Independent Auditors' Report



To the Board of Directors and
Members of National Cooperative Bank

We have audited the accompanying consolidated balance sheet of National Cooperative Bank and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 1992 and 1991 were audited by other auditors whose report, dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1993 consolidated financial statements present fairly, in all material respects, the consolidated financial position of National Cooperative Bank and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No.109.








/s/DELOITTE & TOUCHE

Washington, D.C.
January 27, 1994

Item 9. Changes in and Disagreements with Accountants, on Accounting and Financial Disclosure

     The registrant has previously reported the information required by
Item 304 of Regulation S-K concerning a change of Accountants in a current report on Form 8-K dated February 5, 1993 and Amendment No.1 thereto filed on March 12, 1993.

                                                                    PART III

Item 10.              Directors and Executive Officers of the Registrant

     The directors and executive officers of NCB and the positions held by each are as follows:


																							    Position   													     		           Year First   End of
                 										   						  												  		               Appointed 		  Term   Age
Jeremiah J. Foley          Chairman of the Board of
																						     Directors and Director                          1988     1994   53
Charles E. Snyder          President and Chief Executive
                           Officer                                         1983       -    40
Leo H. Barlow              Director                                        1993     1996   41
Richard G. Biernacki       Director                                        1988     1994   59
Harry J. Bowie             Director                                        1991     1995   58
Jerry W. Davis             Director              																										1990     1993   54
Edward J. Dirkswager,Jr.   Director and
                           Vice Chairman of the Board                      1990     1993   55
Thomas D. Henrion          Director                                        1991     1994   50
Gordon E. Lindquist        Director                                        1988     1994   64
Terry Lewis                Director                                        1991     1994   46
Mary Ann Rothman           Director                                        1993     1996   51
Wally Smith                Director                                        1990     1994   46
Frank B. Sollars           Director                                        1980     1993   72
John K. Stewart            Director                                        1988     1993   59
Dr. Robert L.
 Thompson                  Director                                        1989     1994   59
Margaret A. Cheap          Corporate Vice President,
                           Executive Director, NCB
                           Development Corp.                               1980       -    42
Charles H. Hackman         Chief Financial Officer,
                           President, NCB Financial Corp.
                           President, NCB Savings Bank                     1984       -    49
Grace A Huebscher          Corporate Vice President,
                           Real Estate Division
                           President, NCB Mortgage Corp.                   1984       -    34
Bradford T. Nordholm       Corporate Vice President,
                           Corporate Banking Division
                           President, NCB Business
                           Credit Corporation
                           President, Cooperative
                           Funding Corporation
Marlon W. Pickles          Corporate Vice President,
                           Special Assets                                  1985        -   62
Barry W. Silver            Corporate Vice President,
                           Credit Policy                                   1992        -   47
Terry D. Simonette         President, NCB Development Corp.                1991        -   44

Nominees For Directorships

Richard C. Koven
Ralph Paige

     Jeremiah J. Foley has been Vice President of Co-operative Central Bank and Vice President of Co-operative Bank Investment Fund since 1984.

     Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB since 1983, and President and Chief Executive Officer of NCB Capital Corporation since 1987.

     Leo H. Barlow has been President & Chief Executive Officer of Sealaska Corporation since August 1, 1992. Previously, he served as President & Chief Executive Officer of Sealaska Timber Corporation.

     Richard G. Biernacki has served as President, Chief Executive Officer, and Chairman of the Board of Fastener Industries, Inc. since 1980. Prior to 1980 he was Treasurer of Fastener Industries, and has served on its Board of Directors since 1972.

     Harry J. Bowie is the President and Chief Executive Officer of Delta Foundation, Inc. a community development corporation located in Greenville, Mississippi. He has also served as a Director of the Southern Regional Council located in Atlanta and the Housing Assistance Council located in Washington, D.C.

     Jerry W. Davis has been President and Chief Operating Officer of Affiliated Foods Stores, Inc., Little Rock and Van Buren, Arkansas, since 1986. In 1988, he became Chairman of the Board of Shurfine-Central Corporation and President of the Retailer Owned Food Distributors Assn.

     Edward J. Dirkswager, Jr. is Chief Executive Officer of LAMAT, Inc.

     Thomas D. Henrion has been President and Chief Operating Officer of KFC National Purchasing Cooperative, Inc., Louisville, Kentucky since 1980. He also serves as President and Chief Executive Officer of KFC Mutual Insurance Company, Ltd., Hamilton, Bermuda.

     Terry Lewis has been President and Chief Executive Officer of the National Association of Housing Cooperatives since 1987.

     Gordon Lindquist served as President and Chief Executive Officer of Mutual Service Insurance Companies from 1983 to 1989.

     Mary Ann Rothman is Executive Director of the Council of New York Cooperatives and also serves on the executive committee of the National Association of Housing Cooperatives.

     Wally Smith is President and Chief Executive Officer and member of the Board of Directors of Recreational Equipment, Inc., Seattle, Washington. He also serves as Chairman of the Board of Independent Colleges of Washington.

     Frank B. Sollars is an Ohio farmer. He is a retired director and former chairman of the board of Nationwide Mutual Casualty Insurance Company and affiliates, and a director of the Fifth Third Bank of Columbus.

     John K. Stewart has been President of the John Stewart Company for the past ten years. Previously, he was an officer in a TRW-owned subsidiary corporation which developed public and HUD-assisted and insured housing.

     Dr. Robert L. Thompson is President and Chief Executive Office of Winrock International. Previously, he was Dean of Agriculture, Purdue University, Assistant Secretary for Economics of the U. S. Department of Agriculture, a senior staff economist at the President's Council of Economic Advisors, and a professor of agricultural economics at Purdue University.

    Margaret A. Cheap has been Executive Director of NCB Development Corporation since 1991. From 1986 to 1991, she was President of NCB Development Corporation. Previously, Ms. Cheap, who has been with NCB since 1980, was in charge of regional operations and then in charge of business development for NCB.

     Charles H. Hackman became Corporate Vice President and Chief Financial Officer in 1992. He was Corporate Vice President, Credit Policy, of NCB since 1984, and President of NCB Financial Corporation since its inception in 1988. Previously, he was Vice President, Credit Administration of Equitable Bank, N.A., Baltimore.

     Grace A. Huebscher became Corporate Vice President, Real Estate Division in 1992. She had been Senior Vice President, Banking Division since 1989 and President of NCB Mortgage Corporation since 1990. Ms. Huebscher previously was Vice President in charge of NCB's Eastern Region Office in New York.

     Bradford T. Nordholm has been Corporate Vice President, Corporate Banking Division, since 1988 and President of NCB Business Credit Corporation since 1990. Prior to that he was Senior Vice President of NCB from 1985 to 1988 and was a Vice President from 1984 to 1985. In addition, Mr. Nordholm was named President of NCB Mortgage Corporation in 1987. Previously, he was Manager, Corporate Finance, of Interregional Service Corporation.

     Marlon W. Pickles has been Corporate Vice President, Special Assets, of NCB since 1985. Previously, he was a self employed management consultant to financial institutions, primarily in the area of loan workouts.

     Barry W. Silver has been Corporate Vice President, Credit Policy, of NCB since January, 1993 and Senior Vice President, Credit Policy of NCB since January, 1992. Previously, he served as a senior lending officer for NCB since 1980.

     Terry D. Simonette has been the President and Chief Operating Officer of NCB Development Corporation since 1992. From 1984 to 1991, he served as Vice President of NCB Development Corporation.

     Ralph C. Koven is a Senior Vice President of Amalgamated Life Insurance Company. He also serves on the Board of Directors of the National Cooperative Business Association, Cooperative Development Fund, National Leadership Coalition Hare Care Reform, and the National Coalition of Health Care Cooperatives.

     Ralph Paige has been Executive Director of the Federation of Southern Cooperatives/Land Assistance Fund since 1985.




COMPOSITION OF BOARD OF DIRECTORS

     The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. Of the Presidential appointees, one must be selected from among proprietors of small business concerns which are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Frank B. Sollars is the Presidential appointee from among proprietors of small business concerns. There is a vacancy for the Presidential appointee from among the officers of U.S. agencies and departments. John K. Stewart is the Presidential appointee from among persons representing low-income cooperatives.

     The remaining 12 directors are elected by the holders of Class B and Class C stock. Under the bylaws of NCB, each stockholder-elected director must have at least three years experience as a director or senior officer of the class of cooperatives which he or she represents. The five classes of cooperatives are:
(a) housing, (b) consumer goods, (c) low-income cooperatives, (d) consumer services, and (e) all other eligible cooperatives. At all times each class must have at least one, but not more than three, directors representing it on the Board.

Committees of the Board

     The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, including Executive, Loan and Business Development, Finance, Audit, Low Income, and Strategic Planning Committees.

Item 11.                 Executive Compensation

COMPENSATION OF THE OFFICERS


     The following table sets forth the compensation during the three fiscal years of NCB's Chief Executive Officer and its four other most highly compensated executive officers.



                                        Annual Compensation      All Other
                                                                 Compensation*
                                  -------------------------------------------
(a)                               (b)         (c)           (d)        (i)
Name and
Principal Position                Year        Salary       Bonus
                                                ($)         ($)
- -----------------------------     -----       -------      ------    -------
Charles E. Snyder, Pres & CEO     1993        212,500      64,530     25,557
                                  1992        210,230      40,500     27,750
                                  1991        168,431      38,000     29,593
Bradford T. Nordholm
CVP, Banking                      1993        165,000      55,660     22,627
                                  1992        164,328      31,300     24,784
                                  1991        162,635      36,350     26,359
Charles H. Hackman,
Chief Financial Officer           1993        168,000      51,180     22,320
                                  1992        158,010      36,750     24,379
                                  1991        140,373      31,750     27,331
Grace, A. Huebscher,
CVP, Real Estate                  1993        140,000      44,820     19,920
																																		1992        138,807      27,500     22,722
																																		1991        128,366      29,000     24,498
Margaret A. Cheap,
CVP/ Exec. Director,
NCBDC                             1993        140,000      44,820     19,282
                                  1992        130,609      29,500     18,970
                                  1991        134,446      29,000     26,360

* The " All Other Compensation" reported for 1993 consists of NCB's contributions to the defined contribution retirement plan accounts of the name officers, NCB's matching contributions to the 401(k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

                                 Retirement Plan       Matching 401(k)         Term Insurance
                                  Contribution         Contribution               Premiums
                                 ---------------      -------------             ------------
Mr. Snyder                           $12,750                $9,687                 $3,120
Mr. Nordholm                           9,900                 9,607                  3,120
Mr. Hackman                            9,600                 9,600                  3,120
Ms. Huebscher                          8,400                 8,400                  3,120
Ms. Cheap                              8,400                 7,762                  3,120

     NCB has entered into a severance agreement with Charles E. Snyder, which provides for certain payments to Mr. Snyder if his employment as NCB's President and Chief Executive Officer terminates other than for cause or as a result of his unilateral voluntary resignation. The agreement provides that, for 90 days after NCB gives notice of Mr. Snyder's termination, he is to receive his full salary as in effect at the time notice is given ( or his prior salary if it had been reduced in the 30 days prior to such notice ) as well as continued accrual of vacation and sick leave benefits; and continued medical, dental, life insurance and pension benefits. Following such 90 day period, Mr. Snyder is entitled to receive payments of $11,000 per month for an additional nine months. If, prior to the conclusion of payments under the agreement, Mr. Snyder obtained a new executive position with another firm, payments under the agreement would be terminated or reduced.

COMPENSATION OF THE BOARD

     Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant which currently amounts to $387.36 a day, and (2) travel expenses. Directors elected by shareholders are entitled to (1) annual compensation of $7,000, (2) $1,000 for each board meeting attended and (3)travel expenses. The Chairman of the Board is entitled to an additional $5,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

     Mr. Sollars is eligible for reimbursement of additional travel expenses up to $7,000 incurred while attending functions or conducting business related to cooperative business as an official representative of NCB.

      NCB has entered into deferred compensation agreements with Mr. Lindquist and Mr. Foley dated June 1, 1991 and April 20, 1992, respectively. Under the terms of the agreement, fees payable to Messrs. Lindquist and Foley for their services as Directors of NCB may be deferred at their option until retirement from the Board. Interest will be credited, compounded quarterly, at an annual rate equal to the yield on a 91 day US Treasury Bill plus 50 basis points adjusted quarterly.

Item 12.                 Security Ownership of Certain Beneficial Owners and
                         Management


Stock Ownership of Certain Stockholders and Management

    Several of NCB's stockholders owns in excess of 5 percent of the outstanding shares of NCB's Class B or Class C stock. The shareholders purchased a portion of this stock in connection with sizable loans made by NCB to them and received a portion of the stock as patronage dividends from NCB. NCB's voting policy, however, does not allocate voting rights solely based on the number of shares of Class B or Class C stock held and prohibits any one stockholder from being allocated more than five percent of the votes allocated in connection with any stockholder action.

    The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1993.


                                  Class B Stock       Class C Stock
  Name and Addresses of         No. of   Percent    No. of   Percent
      Shareholders              Shares   of Class   Shares   of Class
- --------------------------     --------- -------- ---------   -------
  Co-operative Central Bank    30,500.00   5.11%  25,808.88   12.54%
    265 Franklin Street
    Boston, MA.  92110

  Greenbelt Homes Inc          14,424.28   2.42%  28,843.47   14.02%
    Hamilton Place
    Greenbelt, MD.  20770

  Group Health, Inc (1)         8,757.97   1.47%  11,108.24    5.40%
    2829 Univ. Ave., S.E.
    Minneapolis, MN  55414

  Mutual Redevelopment         20,768.58   3.48%  10,697.36    5.20%
    Houses, Inc.
    321 Eighth Avenue
    New York, NY 10001

           (1) The holdings of Group Health, Inc. (GHI) include 2,769 shares of Class C stock held of record by Central Minnesota Group Health Plan, which is affiliated. GHI disclaims beneficial ownership of these shares.

      Because the Act restricts ownership of NCB's Class B and Class C stock to eligible cooperatives, NCB's officers and directors do not own any Class B or Class C stock, although cooperatives with which they are affiliated may own such stock.


Item 13.                 Certain Relationships and Related Transactions

Certain Transactions

     The following table sets forth information concerning certain transactions by which NCB and its subsidiaries have made loans or leases to organizations with which NCB directors or executive officers are affiliated. The first column lists the name of the director or executive officer who is affiliated with the loan or lease recipient. The second column sets forth the name of the organization to which the loan or lease was made. (Loans labeled as "personal" were made to the named director of officer). The last three columns list loan balances and interest rates as of the specified dates. The text following the table further describes the nature of the transactions set forth in the table.

     The following loans and leases were made in the ordinary course of NCB's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of uncollectability or present other unfavorable features.

National Cooperative Bank

																									                        largest                       Interest
                                                 Balance        Balance as     rate as
                          Related                 since            of            of
                          Party                  1/1/93         12/31/93       12/31/93
                         -------------        ----------     -----------     -----------

Jeremiah J. Foley         Co-operative
                          Central Bank         10,000,000     10,000,000     4.50
																										National Rural
  																								Development             210,245        178,815     7.50

Leo H. Barlow             Sealaska              9,900,000      5,300,000     5.75
																										Sealaska              3,297,806      2,890,217     6.65


Richard C. Biernacki      Fastener
                          Industries, Inc.        185,147        115,321     various

Jerry W. Davis            Affiliated Food and
                          Drug                    652,649        637,394     7.25
                          Affiliated Food and
                          Drug                  2,831,633      1,625,615     7.00

Thomas Henrion            Kentucky Food Corp.
			                       National
		                        Purchansing
                          Cooperative              0               0         0.00

Mary Ann Rothman          110-118 Riverside
                          Tenants               1,600,000       2,215,000    7.00

Barry S. Silver           International Town/
                          Country                 867,425         787,911    7.00

Richard C. Koven          Amalgamated Life
                          Insurance               537,591         386,025    9.25


NCB Savings Bank, FSB

Terry Simonette           Personal                172,345         171,179    9.25

Charles H. Hackman        Personal                155,000         154,005    7.00



     NCB has a loan outstanding to the Co-operative Central Bank of which Mr. Jeremiah Foley is Vice President. This revolving line of credit was established prior to Mr. Foley's election to the Board of Directors. The Co-operative Central Bank has a $50MM line of credit of which NCB owns a 10% interest. Ms. Cindy Copple,wife of Mr. Foley, is a director of National Rural Development (NRD ). NCB currently has a loan with NRD.

     NCB has two loans outstanding with Sealaska Corporation of which Mr. Barlow has been President and Chief Executive Officer. The first loan was used to provide working capital financing and the second loan was used to refinance a real estate term loan.

     NCB has made a loan to Fastener Industries, Inc. of which Mr. Richard G. Biernacki is President and Chief Executive Officer. The loan was made in 1987 to finance the purchase of equipment and inventory and was repaid in 1992.

     NCB has one loan outstanding to Affiliated Food and Drug, a wholly-owned subsidiary of Affiliated Food Stores, Inc. of which Mr. Jerry W. Davis is President and Chief Operating Officer. The loan was made in 1990 for the purpose of purchasing twelve existing retail drug stores and purchasing a computer system.

     NCB has a line of credit transaction with Kentucky Fried Chicken National Purchasing Cooperative ( "KFCNPC" ). The purpose of this facility is to guarantee loan commitments made by NCB to members of the KFCNPC.

     NCB has one loan outstanding to 110-118 Riverside Tenants of which Ms. Rothman is a member of the cooperative. The loan was made to fund capital improvements for the housing cooperative.

     Mr. Hackman, an officer of NCB, is a resident shareholder of the Watergate South Cooperative. Mr. Hackman serves as an advisor to the Watergate South's board of directors.

     Mr. Silver, an officer of NCB, is a member of the Board of the International Town and Country Club. This loan predates Mr. Silver's membership in the club.

     In its normal course of business, NCB Savings Bank makes loans to employees at competitive market rates. NCB Savings Bank has issued home mortgage loans to Terry Simonette and Charles Hackman.

     NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm's length transaction.


                                                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)          The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 1991, 1992, and 1993.

          Page #

           19                    Consolidated Balance Sheets

           20                    Consolidated Statements of Income

           21                    Consolidated Statements of Changes in Members'
                                 Equity

           22-23                 Consolidated Statements of Cash Flows

           24-45                 Notes to the Consolidated Financial Statements

           46                    Report of Independent Accountants

(a)(2)               Not applicable

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

(a)(3) The following exhibits are filed as a part of this report.
Exhibit No.

(a)       3.1             National Consumer Cooperative Bank Act, as amended
                          through 1981.

(e)       3.2             1989 Amendment to National Consumer Cooperative Bank
                          Act.

(i)       3.3             Bylaws of NCB

(j)       4.1             Election Rules of the NCB.  For other instruments
                          defining the rights of security holders, see Exhibits
                          3.1 and 3.2.

(k)       4.2             Form of Assumption Agreements and Amended and
                          Restated Senior Note Agreements

(k)       4.3             Schedule Concerning Senior Note Agreements

(k)       10.1            Second Amended and Restated Loan Agreement with
                          National Westminster Bank USA et al.

(j)       10.2            Deferred Compensation Agreement with Jeremiah J. Foley

          10.3                  [ No exhibit ]

*(i)      10.4            Severance Agreement with Charles E. Snyder

*(k)      10.5            Incentive Plan for NCB Executive Officers

*(a)      10.6            Insurance Plan for NCB Executive Officers

(b)       10.7            Subordination Agreement with Consumer Cooperative
                          Development Corporation (now NCB Development
                          Corporation)

          10.11                 [  No exhibit ]

(g)       10.12           Lease on Headquarters of NCB

(e)       10.13           Issuing and Paying Agreement with Security Pacific
                          National Trust Co.

*(j)      10.14           Employment Agreement with Marlon W. Pickles

(e)       10.15           Commercial Paper Dealer Agreement with Merrill Lynch
                          Money Markets, Inc.

(e)       10.16           Financing Agreement with U.S. Treasury.

          10.17-20              [ No Exhibit ]

*(g)      10.21           Deferred Compensation Agreement with Gordon E.
                           Lindquist

(k)       22.1            List of Subsidiaries and Affiliates of the NCB

(c)       25.1            Power of Attorney by Frank B. Sollars

(k)       25.2            Power of Attorney by Leo Barlow

(f)       25.3            Power of Attorney by Jerry W. Davis

(h)       25.4            Power of Attorney by Harry J. Bowie

(h)       25.5            Power of Attorney by Thomas D. Henrion

(d)       25.6            Power of Attorney by Richard G. Biernacki

(k)       25.7            Power of Attorney by Mary Ann Rothman

(f)       25.8            Power of Attorney by Edward J. Dirkswager, Jr.

(f)       25.9            Power of Attorney by Wally Smith

(h)       25.10           Power of Attorney by Terry Lewis

(d)       25.11           Power of Attorney by Jeremiah J. Foley

(d)       25.12           Power of Attorney by Gordon E. Lindquist

(d)       25.13           Power of Attorney by John K. Stewart

(f)       25.14           Power of Attorney by Robert L. Thompson


* Exhibits marked with an asterisk are management contracts or compensatory plans.

(a) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b) Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1986 (File No. 2-99779).

(d) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1988 (File No. 2-99779).

(e) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(f) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1990 (File No. 2-99779).

(g) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 33-42403 ( filed September 6, 1991 ).

(h) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1991 (File No. 2-99779).

(i) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(j) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1992 (File No. 2-99779).

(k)  Filed herewith.


(b)  The Registrant filed a Current Report on Form 8-K, dated February 5, 1993,
     Item 4: Changes in Registrant's Certifying Accountant. The Registrant filed an Amendment to Application or Report on Form 8, dated March 12, 1993, Item 4: Changes in Registrant's Certifying Accountant.




                                                    SIGNATURES


    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                          NATIONAL CONSUMER COOPERATIVE BANK



DATE  March 31, 1994                      BY/s/Charles E. Snyder
                                               Charles E. Snyder
                                               President and Chief Executive
                                               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

     Signature                                      Title


*/s/Jeremiah J. Foley                               Chairman of the Board and
 Jeremiah J. Foley                                    Director

 /s/Richard L. Reed                                 Vice President
 Richard L. Reed                                    (Principal Financial
                                                     Officer)

 /s/Marietta J. Orcino                              Vice President (Principal
 Marietta J. Orcino                                 Accounting Officer)


*/s/Leo H. Barlow                                   Director
 Leo H. Barlow


*/s/Richard G. Biernacki                            Director
 Richard G. Biernacki


*/s/Harry J. Bowie                                  Director
 Harry J. Bowie


*/s/Jerry W. Davis                                  Director
 Jerry W. Davis


*/s/Edward J. Dirkswager, Jr.                       Director
 Edward J. Dirkswager, Jr.



Signature                                                          Title




*/s/Thomas D. Henrion                                             Director
 Thomas D. Henrion


*/s/Terry Lewis                                                   Director
 Terry Lewis


*/s/Gordon E. Lindquist                                           Director
 Gordon E. Lindquist

*/s/Mary Ann Rothman					                                         Director
 Mary Ann Rothman


*/s/Wally Smith                                                   Director
 Wally Smith


*/s/Frank B. Sollars                                              Director
 Frank B. Sollars


*/s/John K. Stewart                                               Director
 John K. Stewart

*/s/Dr. Robert L. Thompson                                        Director
 Robert L. Thompson




                                 * By /s/Richard L.Reed
                                                Richard L. Reed
                                               (Attorney-in-Fact)


 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
 SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     With this report, the registrant is furnishing to the Commission for its information four copies of the registrant's proxy materials for its 1993 annual meeting. The registrant's annual report to securityholders is filed as Exhibit 13 to this report.


                                              INDEX TO EXHIBITS


Exhibit No.                              Description

4.2                                      Form of Assumption Agreements and
                                         Amended and Restated Senior Note
                                         Agreements                          68
4.3                                      Schedule Concerning Senior Note
                                         Agreements                         168

10.1                                     Second Amended and Restated Loan
                                         Agreement with National Westminster
                                         Bank USA et                        170

10.5                                     Incentive Plan for NCB Executive
                                         Officers                           275

22.1                                     List of Subsidiaries of NCB        277

25.2                                     Power of Attorney by Leo Barlow    278

25.7                                     Power of Attorney by Mary Ann
                                         Rothman                            278

27                                       Financial Data Schedule            280



                                                   Supplemental Information

                                              Registrant's 1994 Proxy Materials

 Exhibit 4.2