Form 10-K/A
period 1993-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1994-04-14
CIK 356801

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


                                              INDEX TO EXHIBITS

Exhibit No.                                                    Description


   4.2		                 Form of Assumption Agreements and Amended
                          and Restated Senior Note Agreements                68

 	 4.3                   Schedule Concerning Senior Note Agreements        168

  10.1                   Second Amended and Restated Loan Agreement        170
                          with National Westminster Bank USA et al.

  10.5                  Incentive Plan for NCB Executive Officers         275

  22.1                  List of Subsidiaries of NCB                       277

  25.2                  Power of Attorney by Leo Barlow                   278

  25.7                  Power of Attorney by Mary Ann Rothman             278

  27                    Financial Data Schedule                           280



                                                      Supplemental Information

                               Registrant's 1994 Proxy Materials

 Exhibit 4.2

                                                                    [CO










                                             NATIONAL CONSUMER COOPERATIVE BANK






                                                           Assumption Agreement
                                                                             and
                                     Amended and Restated Senior Note Agreement





                                                  Dated as of December 1, 1993





 Amended and Restated 8.18% Series A Senior Notes Due
        Amended and Restated 8.32% Series B Senior Notes Due December 24, 1997

                                                                    $13,000,000
           Amended and Restated 8.44% Series C Senior Notes Due June 24, 1998
                                                            TABLE OF CONTENTS



SECTION 1.    BACKGROUND; AUTHORIZATION OF ASSUMPTION; AUTHORIZATION OF
              AMENDMENT AND RESTATEMENT OF EXISTING NCBCC NOTE AGREEMENT AND
              EXISTING NCBCC NOTES; AMENDMENT AND RESTATEMENT OF EXISTING NCBCC
              NOTE AGREEMENT AND EXISTING NCBCC NOTES. . . . . . . . .
   1.1        Background; Authorization. . . . . . . . . . . . . . . . .
   1.2        Authorization of Amendment and Restatement of Existing NCBCC Note
				          Agreement and Existing NCBCC Notes; Amendment and Restatement of
			           Existing NCBCC Note Agreement and Existing NCBCC Notes . .
   1.3        Purchase for Investment. . . . . . . . . . . .
   1.4        Failure to Deliver .  . . . . . . . . . . . . . . . .. . . . . . .
   1.5        Expenses, Stamp Tax Indemnity. . .. . . . . . . . . . . . . . . .

SECTION 2.    WARRANTIES AND REPRESENTATIONS .. . . . . . . . . . . . . . . . .
   2.1  Subsidiaries and Affiliates. . . . . . . . . . . . . . . . . . . . . .
   2.2  Corporate Organization and Authority  . . . . . . . . . . . . . . . . .
   2.3  Financial Statements; Material Adverse Change; Description of Business .
			  		 .osure. . . . . . . .
      . 10
   2.5  Pending Litigation and  2.5 Pending Litigation and Judgments . . . . .
   2.6  Title to Properties. . .. . . . . . . . . . . . . . . . . . . . . . . .
   2.7  Patents and Trademarks . . . . . . . . . . . . . . . . . . . . . . . .
   2.8  Issuance is Legal and Authorized; Conflicting Agreements and Other
			   		Matters . . . . . . . . . . . . . . . . . .
   2.9  No Defaults. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   2.10 Governmental Consent . . . . . . . . . . . . . . . . . . . . . . . ..
   2.11 Taxes. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   2.12 Margin Securities, etc  .. . . . . . . . . . . . . . . . . . . . . . .
   2.13 Private Offering . ........ . . . . . . . . . . . . . . . . . . . . .
   2.14 Compliance with Law. .  . . . . . . . . . . . . . . . . . . . . . . .
   2.15 Indebtedness . . . . . . . . . . . . . . . . . . . . . . . . . . .
   2.16 Restrictions on Company. .. . . . . . . . . . . . . . . . . . . . . . .
   2.17 Employee Retirement Income Security Act of 1974. . . . . . . . . . . .
   2.18 Investment Company Act . . . . . . . . . . . . . . . . . . . . . . . .
   2.19 Related Agreements  . . . . . . . . . . . . . . . . . . . . . . . . . .
   2.20 Outstanding Amount of Existing NCBCC Notes
   2.21 Assumption of Rights and Obligations of NCBCC. . . . . . . . . . . . . .

SECTION 3.            CLOSING CONDITIONS . . . . . . . . . . . . . . . . . . .
3.1        Opinions of Counsel. . . . . . . . . . . . . . . . . . .
3.2 Warranties and Representations True; No Prohibited Action. . . . . .
           3.3        Compliance with this Agreement . . . . . .. . .
           3.4        Officers' Certificates . . . . . . . . . .. . . .
           3.5        Legality . . . . . . . . . . . . . . . . .. . . .
           3.6        Proceedings Satisfactory . . . . . . . . .. . . .
           3.7        Related Agreements . . . . . . . . . . . . . . . .
           3.8        Private Placement Numbers. . . . . . . . . . . . . .
           3.9        Dissolution of NCBCC.. . . . . . . . . . . . . . . .

SECTION 4.  PURCHASER'S SPECIAL RIGHTS . .  . . . . . . . . . . . . . . . . . .
           4.1        Direct Payment . . .  . . . . . . . . . . . . . . . . . .
           4.2        Delivery Expenses. .  . . . . . . . . . . . . . . . . . .

SECTION 5. PREPAYMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
           5.1  Limitation on Prepayments. . .  . . . . . . . . . . . . . .
           5.2  Optional Prepayment With Yield-Maintenance Premium  . .
           5.3        Notice of Optional Prepayment. . . . . . . .
									  5.4
           5.5        Retirement of Notes. . . . . . . . . . . . . . . .

SECTION 6.            REGISTRATION:  SUBSTITUTION OF NOTES . .  . . . . . . . .
           6.1        Registration of Notes. . . . . . . . . . . . . . . . .
           6.2        Exchange of Notes. . . . . . . . . . . . . . . . . . . .
           6.3        Replacement of Notes . . . . . . . . . . . . . . . . .

SECTION 7.            COVENANTS. . .  . . . . . . . . . . . . . . . .
           7.1        Payment of Taxes and Claims. . . . . . . . . . . .
           7.2        Maintenance of Properties and Corporate Existence. . . .
           7.3        Payment of Notes and Maintenance of Office . . . . . . .
           7.4        Disposal of Shares of a Restricted Subsidiary. . .  . .
           7.5        Merger or Sale of Assets . . . . . . . . . . . . .  . .
           7.6        Liens. . . . . . . . . . . . . . . . . . . . . . . . . .
           7.7        Permitted Debt . . . . . . . . . . . . . . . . . .  . .
           7.8        Limitations on Debt. . . . . . . . . . . . . . . . . . .
           7.9        Long-Term Leases . . . . . . . . . . . . . . . . . . . .
           7.10       Guarantees . . . . . . . . . . . . . . . . . . . . . . .
 . 28
7.11  Maintenance of Consolidated Adjusted Net Worth
		 and Consolidated Effective Net Worth. . . . . . . . . . . . . .
7.12  Consolidated Earnings Available for Fixed Charges.. . . . . . . . . . . .
 . 29
      7.13  Restricted Payments. . . . . . . . . . . . . . . . . . . . . . . .
 . 29
     7.14   Limitation on Investments.  . . . . . . . . . . . . . . . . . . . .
           7.15       Transactions with Affiliates . . .  . . . . . . . . . . .
           7.16       Repurchase of Notes. . . . . . . .  . . . . . . . . . . .
           7.17       Issuance of Subordinated Debt. . .  . . . . . . . . . .
           7.18       Voluntary Retirement of Subordinated Debt.. . . . . . . .
           7.19       Subordination Provisions . . . . . . . . . . . . . . . . .
           7.20       Line of Business . . . . . . . . . . . . .. . . .
           7.21       ERISA Compliance . . . . . . . . . . . . . . . . . .
           7.22       Class A Notes. . . . . . . . . . . . . . .. . . . .
 7.23 Incorporation of Affirmative and Negative Covenants. . . . . . .

SECTION 8.            INFORMATION AS TO THE COMPANY. . . . . . . . . . . . . .

8.1        Financial and Business Information . . .. . . . . . . . . . . . . .

8.2        Officers' Certificates . . . . . . . . . . . . . . . . . . . . . .
           8.3        Accountants' Certificates.  . . . . . . . . . . . . . . .
           8.4        Inspection . . . . . . . . . . . . . . . . . . . . . . . .

SECTION 9.            EVENTS OF DEFAULT. . . .. . . . . . . . . . . . . . .
           9.1        Nature of Events . . . . . . . . . . . . . . . . . . . .
           9.2        Default Remedies . . . .. . . . . . . . . . . . . . . . .
           9.3        Annulment of Acceleration of Notes . .  . . . . .

SECTION 10.           INTERPRETATION OF THIS AGREEMENT . . . . . . . . .
10.1       Terms Defined. . . . . . . . . . . . .
           10.2       Accounting Principles. . .  . . . . . . . . . . . . . . .
           10.3       Directly or Indirectly . .  . . . . . . . . . . . . . . .
           10.4       Governing Law. . . . . . .  . . . . . . . . . . . . . . .

SECTION 11.           MISCELLANEOUS. . . . .. . . . . . . . . . . . . . . . . .
           11.1       Notices. . . . . . . . . . . . . . . . . . . . . . . . . .
           11.2       Survival . . . . . . . . . . . . . . . . . . . . . . . .
           11.3       Successors and Assigns  . . . . . . . . . . . . . . . . .
           11.4       Amendment and Waiver .  . . . . . . . . . . . . . . . . .
           11.5       Reproduction of Documents. .. . . . . . . . . . . . . . .
           11.6       Severability . . . . . . . .. . . . . . . . . . . .
           11.7       Payments, When Received. . .. . . . . . . . . . . . . . .
           11.8       Duplicate Originals. . . . .. . . . . . . . . . . . . . .


Annex 1               -          Purchaser Schedule
Annex 2               -          Disclosures of the Company

Exhibit A1            -          Form of Series A Note
Exhibit A2            -          Form of Series B Note
Exhibit A3            -          Form of Series C Note
Exhibit B1            -          Form of Company Counsel's Closing Opinion
Exhibit B2            -          Form of Special Counsel's Closing Opinion
Exhibit C             -          Form of Certificate of Officers
Exhibit D             -          Form of Certificate of Secretary

                                               National Cooperative Bank
                                               1401 Eye Street, N.W., Suite 700
                                                       Washington, D.C. 20005


                                                         ASSUMPTION AGREEMENT
                                                                      AND
                                   AMENDED AND RESTATED SENIOR NOTE AGREEMENT


                                                                 $19,000,000
            Amended and Restated 8.18% Series A Senior Notes Due June 24, 1997
                                                                 $18,000,000
        Amended and Restated 8.32% Series B Senior Notes Due December 24, 1997

                                                                   $13,000,000
         Amended and Restated 8.44% Series C Senior Notes Due June 24, 1998


                                                                 Dated





[Separately addressed to each of
 the Purchasers listed on Annex 1]

Ladies and Gentlemen:

NATIONAL CONSUMER COOPERATIVE BANK, a banking corporation organized under the laws of the United States which does business as the National Cooperative Bank (together with its successors and assigns, the "Company") hereby agrees with you as follows:

SECTION I. BACKGROUND; AUTHORIZATION OF ASSUMPTION; AUTHORIZATION OF AMENDMENT AND RESTATEMENT OF EXISTING NCBCC NOTE AGREEMENT AND EXISTING NCBCC
         NOTES; AMENDMENT AND RESTATEMENT OF EXISTING NCBCC NOTE AGREEMENT AND
                      EXISTING NCBCC NOTES

A.         Background; Authorization of Assumption.

1. Background. NCB Capital Corporation ("NCBCC"), a Delaware corporation and wholly- owned subsidiary of the Company, prior to the dissolution referred to in the second paragraph of Section 1.1(a) of this Agreement, authorized the issue of, and issued to you on June 25, 1992, its (i) 8.18% Series A Senior Notes due June 24, 1997 (collectively, as amended up to, but excluding, Assumption and Restatement, the "Existing Series A Notes") in the origin Nineteen Million Dollars ($19,000,000), (ii) 8.32% Series B Senior Notes due December 24, 1997 (collectively, as amended up to, but excluding, the Date of Assumption and Restatement, the "Existing in the original aggregate principal amount of Eighteen Million Dollars ($18,000,000), and (iii) 8.44% Series
C Senior Notes due June 24, 1998 (collectively, as amended up to, but excluding, the Date of Assumption and Restatement, the "Existing Series C Notes") in the original aggregate principal amount of Thirteen
Million Dollars ($13,000,000) (the Existing Series A Notes, the Existing Series B Notes and Notes are herein sometimes collectively referred to as the "Existing NCBCC Notes" and individually referred to as an "Existing NCBCC Note"), in each case, pursuant to, and in accordance with the terms of, those certain separate Senior Note Agreements (collectively, as amended up to, but excluding, the Date of Assumption and Restatement, the "Existing NCBCC Note Agreement"), dated as of June 25, 1992, between NCBCC and each of Equitable Variable Life Insurance Company, The Equitable Life Assurance Society of the United States, First Plaza Group Trust, Principal Mutual Life Insurance Company, IDS Certificate Company, SAFECO Life Insurance Company, Phoenix
Home Life Mutual Insurance Company, Provident Mutual Life Insurance
Company of Philadelphia, Provident Mutual Life and Annuity Company of America, Lutheran Brotherhood and Mutual Service Life Insurance Company. The
Existing NCBCC Notes are substantially in the form of Exhibit A1, Exhibit A2 and Exhibit A3, as the case may be, attached to the Existing NCBCC Note Agreement.

   On the Date of Assumption and Restatement, a certificate of dissolution filed with the Secretary of State of the State of Delaware in respect of NCBCC became effective in accordance with Section 103 of the Delaware General Corporation Law and NCBCC was, on such date, dissolved in accordance with
Section 275 of the Delaware General Corporation Law. The Company, as the sole stockholder of NCBCC has by resolution duly adopted and by agreement, succeeded to and expressly assumed all of NCBCC's obligations and undertakings under the Existing NCBCC Note Agreement and the Existing NCBCC Notes.
The Company has requested the consent of the Purchasers to such assumption and the amendment and restatement in its entirety of the Existing NCBCC Note Agreement as provided for in this Agreement.

2. Authorization of Assumption; Assumption. The Company hereby authorizes its assumption of, and (subject to your consent as provided in the second sentence of this Section 1.1(b)) hereby assumes and agrees to be fully liable in respect of, all of the liabilities, obligations and undertakings of NCBCC, whether now existing or hereafter arising provided for in the Existing NCBCC Note Agreement and the Existing NCBCC Notes, including, without limitation, the obligation to duly and punctually pay the principal of (and Yield-Maintenance Premium, if any), including any required prepayments of principal, and interest on, the Existing NCBCC Notes in accordance with the terms and provisions of the Existing NCBCC Note Agreement and the Existing NCBCC Notes. You, by your execution of this Agreement and subject to the satisfaction of the conditions set forth in Section 3 of this Agreement, hereby consent to such assumption.

B. Authorization of Amendment and Restatement of Existing NCBCC Note Agreement and Existing NCBCC Notes; Amendment and Restatement of Existing NCBCC Note Agreement and Existing NCBCC Notes.

1. Authorization of Amendment and Restatement of Existing NCBCC Note
Agreement and Existing NCBCC Notes. The Company hereby authorizes, and agrees and consents to, the amendment and restatement in their entirety of the Existing NCBCC Note Agreement and the Existing NCBCC Notes, as provided for herein.

    a. The Series A Notes. The Existing Series A Notes, as amended and restated by Exhibit A1 to this Agreement, shall be hereinafter referred to, individually, as a "Series A Note" and, collectively, as the "Series A Notes." The Company hereby authorizes the execution and delivery to the Purchasers of Nineteen Million Dollars ($19,000,000) in aggregate principal amount of the Series A Notes, which Series A Notes shall

    (1)      be substituted in the place of the Existing Series A Notes,

    (2) be dated June 24, 1993, the last date on which interest was paid on the Existing Series A Notes,

    (3)        mature on June 24, 1997,

    (4)        bear interest

        (a) on the unpaid principal balance thereof from the date thereof until the principal thereof shall become due and payable at the rate of eight and eighteen one-hundredths percent (8.18%) per annum, payable semiannually on the twenty-fourth (24th) day of each June and December in each year, and

       (b) on overdue principal (including any overdue prepayment of principal), and Yield-Maintenance Premium, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the higher of

       (1) ten and eighteen one-hundredths percent (10.18%) per annum or

       (2) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York, New York (from time to time in
                New York City) as its prime rate for preferred borrowers,

                      and

(5)     be substantially in the form of Exhibit A1 attached to this Agreement.

 The term "Series A Notes" as used herein shall include each Series A Note delivered pursuant to any provision of this Agreement or the other Separate Senior Note Agreements referred to in
  Section 1.2(c) hereof and each Series A Note delivered in substitution or exchange for any such
                      Series A Note pursuant to any such provision.

 b. The Series B Notes. The Existing Series B Notes, as amended and restated by Exhibit A2 to this Agreement, shall be hereinafter referred to, individually, as a "Series B Note" and,
 collectively, as the "Series B Notes." The Company hereby authorizes the execution and delivery to the Purchasers of Eighteen Million Dollars ($18,000,000) in aggregate principal amount of the
                      Series B Notes, which Series B Notes shall

    (1)   be substituted in the place of the Existing Series B Notes,

    (2) be dated June 24, 1993, the last date on which interest was paid on the Existing Series B Notes,

    (3)   mature on December 24, 1997,

    (4)   bear interest

       (a) n the unpaid principal balance thereof from the date thereof until the principal thereof shall become due and payable at the rate of eight and thirty- two one-hundredths percent (8.32%) per annum, payable semi-annually on thetwenty-fourth (24th) day of each June and December in each year, and

       (b) on overdue principal (including any overdue prepayment of principal), and Yield-Maintenance Premium, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the higher of

               (1) ten and thirty-two one-hundredths percent (10.32%) per annum or

               (2) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York, New York (from time to time in New York City) as its prime rate for preferred borrowers,

                      and

5)        be substantially in the form of Exhibit A2 attached to this Agreement.

The term "Series B Notes" as used herein shall include each Series B Note delivered pursuant to any provision of this Agreement or the other Separate Senior Note Agreements referred to in Section 1.2(c) hereof and each Series B Note delivered in substitution or exchange for any such Series B Note pursuant to any such provision.

  c. The Series C Notes. The Existing Series C Notes, as amended and restated by Exhibit A3 to this Agreement, shall be hereinafter referred to, individually, as a "Series C Note" and, collectively, as the "Series C Notes." The Company hereby authorizes the execution and delivery to the Purchasers of Thirteen Million Dollars ($13,000,000) in aggregate principal amount of the Series C Notes, which Series C Notes shall

     (1)   be substituted in the place of the Existing Series C Notes,

     (2) be dated June 24, 1993, the last date on which interest was paid on the
           Existing Series C Notes,

     (3)   mature on June 24, 1998,

     (4)   bear interest

          (a) on the unpaid principal balance thereof from the date thereof unti the principal thereof shall become due and payable at the rate of eight and forty- four one-hundredths percent (8.44%) per annum, payable semiannually on the twenty-fourth (24th) day of each June and December in each year, and

          (b) on overdue principal (including any overdue prepayment of principal), and Yield-Maintenance Premium, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the higher of

                (1) ten and forty-four one-hundredths percent (10.44%) per annum or
                (2) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York, New York (from time to time in New York City) as its prime rate for preferred borrowers,

                      and

                (5) be substantially in the form of Exhibit A3 attached to this Agreement.

The term "Series C Notes" as used herein shall include each Series C Note delivered pursuant to any provision of this Agreement or the other Separate Senior Note Agreements referred to in Section 1.2(c) hereof and each Series C Note delivered in substitution or exchange for any such Series C Note pursuant to any such provision.

d. The Notes. The Series A Notes, the Series B Notes and the Series C Notes are herein sometimes collectively referred to as the "Notes" and individually referred to as a "Note."

2. Amendment and Restatement of Existing NCBCC Note Agreement and Existing NCBCC Notes. Subject to the satisfaction of the conditions precedent set forth in Section 3 of this Agreement, you, by your execution of this Agreement, hereby agree and consent to the amendment and restatement in its entirety of the Existing NCBCC Note Agreement by this Agreement and, upon the satisfaction of such conditions precedent, the Existing NCBCC Note Agreement shall be deemed so amended and restated.
Subject to the satisfaction of the conditions precedent set forth in Section
3 of this Agreement, you, by yourexecution of this Agreement, hereby agree and consent to the amendment and restatement in their entirety of the Existing Series A Notes, the Existing Series B Notes and the
Existing Series C Notes by the substitution of the Series A Notes, the Series B
Notes and the Series C Notes, respectively, therefor.   On
December 15, 1993, or such other date as may be acceptable to each of the Purchasers and the Company (the "Date of Assumption and Restatement"), the Company agrees, subject to the satisfaction of the conditions precedent set forth in Section 3 of this Agreement, to execute and deliver to you, at the offices of Hebb & Gitlin, a professional corporation, One State Street, Hartford, Connecticut, 06103, the aggregate principal amount of Notes of each Series set forth opposite your name in the Purchaser
Schedule attached to this Agreement as Annex 1 (the "Purchaser Schedule"), in replacement of Existing NCBCC Notes in an equal aggregate principal amount held by you (or your nominee), as more particularly set forth opposite your name in the Purchaser Schedule (such transactions, together with each other transaction contemplated by this Agreement, are here-inafter referred to collectively as the "Assumption and Restatement"). Contemporaneously with the receipt by you of such Notes, you agree to re-deliver to the Company for cancellation the Existing NCBCC Notes held by you. All amounts owing under, and evidenced by, the Existing NCBCC Notes as of the Date of Assumption and Restatement shall continue to be outstanding under, and shall after the Date of Assumption and Restatement be evidenced by, the Notes, and shall be repayable in accordance with this Agreement. It is the intention of the parties hereto that the assumption of the Existing NCBCC Notes by the Company and the execution, delivery and full effectiveness of this Agreement be simultaneously effected.

3. Other Purchasers. Contemporaneously with the execution and delivery hereof, the Company is entering into a separate Assumption Agreement and Amended and Restated Senior Note Agreement identical (except for the name and signature of the purchaser) hereto (this Agreement and such other separate Assumption Agreement and Amended and Restated Senior Note Agreements being herein sometimes referred to collectively as the "Separate Senior Note Agreements") with each other purchaser
(individually, an "Other Purchaser," and collectively, the "Other
Purchasers") listed on the Purchaser Schedule, providing for the execution and delivery to each Other Purchaser of Notes in the aggregate principal amount set forth below its name on the Purchaser Schedule in replacement of the Existing NCBCC Notes in an equal aggregate principal amount held by such Other Purchaser (or its nominee), as more particularly set forth opposite its name in the Purchaser Schedule. The execution and delivery of Notes, in exchange for Existing NCBCC Notes, to you and to each Other Purchaser are separate transactions.

           C.         Purchase for Investment.

1. Purchase for Investment. You represent to the Company, and, by agreeing to the assumption of the Existing NCBCC Notes by the Company, the amendment and restatement thereof and the substitution of the Notes for the Existing NCBCC Notes, it is specifically understood and agreed, that you are acquiring the Notes for your own account or for one or more "separate accounts" (as defined below) maintained by you for investment and with no present intention of distributing or reselling the Notes or any part t part of the Notes under a registration statement filed under the Securities Act, or in a transaction exemptionfrom the registration requirements of such Act and (ii) have dispositional control of all of your assets. It is understood that, in making the representations set out in Section 2.10 of this Agreement, the Company is relying, to the extent applicable, upon your representation as aforesaid.

2. ERISA. You represent that at least one of the following statements is an accurate representation as to the source of funds used by you to pay the purchase price of the Existing NCBCC Notes purchased by you:

  a. no part of such funds constituted assets allocated to any separate account maintained by you in which any employee benefit plan (or its related trust) has any interest;

  b. to the extent that any part of such funds constituted assets allocated to any separate account maintained by you, you disclosed to the Company the names of each employee benefit plan whose assets in such separate account exceeded ten percent (10%) of the total assets of such separate account
  (it being understood that, for the purposes of this clause (ii), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan); or

        (iii) you acquired the Existing NCBCC Notes for an "investment fund" managed by a "qualified professional asset manager" or "QPAM"
         (as defined in part V of PTE 84-14, issued March 13, 1984), and the purchase was exempt under PTE 84-14, and in connection therewith you disclosed to the Company the name of each said investment fund, the name of the QPAM managing said investment fund, and each employee benefit plan which had an interest in said investment fund; the Company advises you (and in making the representations set forth in this clause (iii) you are relying on such advice) that the Company and any "affiliate" of the Company (as defined in Section V(c) of PTE 84-14) does not currently have, and during the immediately preceding one (1) year has not exercised, the authority to appoint or terminate such QPAM as manager of the assets of any such employee benefit plan so disclosed pursuant to this clause (iii) or to negotiate the terms of said
         QPAM's management agreement on behalf of any such d employee benefit plans.

As used in this Section 1.3, the terms "separate account" and "employee benefit plan" shall have the respective meanings ascribed to them in ERISA.

EC         Failure to Deliver.

If on the Date of Assumption and Restatement the Company fails to tender to you the Notes to be acquired by you on such date or if the conditions specified in Section 3 of this Agreement have not been fulfilled, you may thereupon elect to be relieved of all further obligations under this Agreement. Nothing in this Section shall operat to relieve the Company from any of its obligations under this Agreement, the Existing NCBCC Note Agreement or the Existing NCBCC Notes or to waive any of your rights against the Company.

E.         Expenses, Stamp Tax Indemnity.

   Whether or not the transactions herein contemplated shall be consummated, the Company agrees to pay directly all of your out-of-pocket expenses in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby, including but not limited to the reasonable charges and disbursements of Hebb & Gitlin, your special counsel, duplicating and printing costs and charges for shipping the Notes, adequately insured to you at your home office, your custodian bank or at such other place as you may designate, and so long as you hold any of the Notes,

   1. all such expenses relating to any amendments, waivers or consents pursuant to the provisions of this Agreement, whether or not such amendments, waivers or consents shall be agreed to or become effective, and

   2. the costs and expenses (including attorneys' fees) incurred by you in enforcing any rights under this Agreement or the Notes or in responding to any subpoena or other legal process issued in connection with this Agreement or the transactions contemplated hereby or by reason of your having acquired any Note including, without limitation, costs and expenses incurred in any bankruptcy case.

The Company also agrees that it will pay and save you harmless against any and all liability with respect to stamp and other taxes, if any, which may be payable or which may be determined to be payable in connection with the execution and delivery of this Agreement or the Notes, whether or not any Notes are then outstanding. TheCompany agrees to protect and indemnify you against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person in connection with the transactions contemplated by this Agreement.

  Without limiting the generality of the foregoing, it is agreed and understood that the Company will pay, onthe Date of Assumption and Restatement, the statement for fees and disbursements of your special counsel presented on such date and the Company will also pay upon receipt of any statement thereof, each additionalstatement for reasonable fees and disbursements of your special counsel rendered after the Date of Assumption and Restatement in connection with the issuance of the Notes or the matters referred to in the preceding clause (a) of this Section 1.5.

   The obligations of the Company under this Section 1.5 shall survive the payment or prepayment of the Notes and the termination of this Agreement.

SECTION II.           WARRANTIES AND REPRESENTATIONS

    The Company hereby warrants and represents to you, as of the Date of Assumption and Restatement, that:

           A.         Subsidiaries and Affiliates.

           Annex 2 to this Agreement states the name of each of

              1. the Subsidiaries (specifying which thereof are Restricted Subsidiaries), its jurisdiction of incorporation, the percentage of its Voting Stock owned by the Company and each other Subsidiary and, to the best of the Company's knowledge, the identity and ownership of any other holders of its Voting Stock, and

               2. the Company's corporate or joint venture Affiliates and the nature of the affiliation.

           B.         Corporate Organization and Authority.

           Each of the Company and the Subsidiaries

                1. is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation,

                2. has all requisite power and authority and all necessary licenses and permits to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted, and

                3. is duly authorized and has duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the character of its Properties or the nature of its activities makes such qualification necessary.

           C. Financial Statements; Material Adverse Change; Description of Business.

                1.         Financial Statements.  The consolidated
                statements of financial condition of the Company and the Subsidiaries as of December 31 in the years 1987, 1988, 1989, 1990, 1991 and 1992, inclusive, and the related consolidated statements of income and cash flows and changes in members' equity for the fiscal years ended on such dates, in each case accompanied by reports thereon containing opinions without qualification, except as therein noted, by Price Waterhouse, independent certified public accountants, and the consolidated balance sheet of the Company and the Subsidiaries as of September 30, 1993 and the related consolidated statements of income and cash flows and reconciliation of net income to net cash provided by operating activities for the nine (9) month period ended on such date, copies of which have been delivered to you, have been prepared in accordance with generally accepted accounting principles consistently applied, and present fairly the financial position of the Company and the Subsidiaries as of such dates and the results of their operations for such periods.
                All of the above-described consolidated financial statements include the accounts of all Subsidiaries for the respective periods during which a subsidiary relationship has existed.

                 2. Material Adverse Change. Since December 31, 1992, there has been no material adverse change in the condition, financial or otherwise, of the Company and the Subsidiaries, taken as a whole.

                 3. Description of Business. The description of the business conducted and proposed to be conducted by the Company and the Subsidiaries set forth on Annex 2 is correct in all material respects.

           D.    Full Disclosure.

           Neither the financial statements referred to in Section 2.3 of this Agreement, nor any other written statement furnished by, or on behalf of, the Company to you in connection with the negotiation of the Assumption and Restatement, contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained therein or herein not misleading. There are no facts which the Company has not disclosed to you in writing that in the aggregate materially affect adversely nor, so far as the Company can now foresee, willin the future in the aggregate materially affect adversely the Properties, business, prospects, profits or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing Document.

           E.         Pending Litigation and Judgments.

           There are no proceedings pending or, to the knowledge of the Company, threatened against or affectingthe Company or the Subsidiaries in any court or before any governmental authority or arbitration board or tribunal that in the aggregate involve more than a remote possibility of materially and adversely affecting the Properties, business, prospects, profits or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing Document. Neither the Company nor the Subsidiaries is in default with respect to any order of any court, governmental authority or arbitration board or tribunal. No unsatisfied judgment against the Company or any of thesubsidiaries is outstanding.

           F.         Title to Properties.

           Each of the Company and the Subsidiaries has good and marketable title in fee simple (or its equivalent under applicable law) to all the real Property, and has good title to all the other Property, it purports to own, includingthat reflected in the most recent balance sheet referred to in Section
2.3 of this Agreement (except as sold or otherwise disposed of in the ordinary course of business). All such Property owned by the Company is free from
Liens not permitted by Section :\NCB(a) of this Agreement.  All leases necessary in any material respect for the conduct
of the business of the Company and each of the Subsidiaries are valid and subsisting and are in full force and effect.

           G.         Patents and Trademarks.

           Each of the Company and the Subsidiaries owns or possesses all the patents, trademarks, service marks, trade names, copyrights, licenses and rights with respect to the foregoing which are necessary for the present and
planned future conduct of its and their business, without any known conflict with the rights of others, which, if
adversely determined, would have a materially adverse effect on the Properties, business, prospects, profits or
condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of the
Company to perform its obligations under this Agreement, the Notes or any other
 Financing Document.

           H. Issuance is Legal and Authorized; Conflicting Agreements and Other Matters.

                      1. Issuance is Legal and Authorized. The issuance, execution and delivery of the Notes by the Company and compliance by the Company with all of the provisions of this Agreement and of the
           Notes are within the corporate powers of the Company.

                      2.         Conflicting Agreements and Other Matters.
 Neither the Company nor any Subsidiary is a
           party to one or more contracts or agreements or subject to one or more charter or other corporate restrictions which in the aggregate materially and adversely affects the Properties, business, prospects, profits or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing
           Document. The execution and delivery of this Agreement and the Notes, the offering, issuance, execution and delivery of the Notes and the fulfillment of and compliance with the terms and provisions of this
           Agreement and of the Notes, will not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the Property of the Company or any of the Subsidiaries pursuant to, the charter or by-laws of the
           Company or any of the Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company or any of the Subsidiaries is subject.

           I.         No Defaults.

           No event has occurred and no condition exists that, upon the amendment and restatement of the Existing
NCBCC Notes or the issuance of the Notes in substitution therefor, would constitute a Default or an Event of Default.
The Company is not in violation in any respect of any term of its charter or bylaws. The Company is not in violation in any material respect of any term in any agreement or other instrument to which it is a party or by which it or any of its Property may be bound.

           J.         Governmental Consent.

           Neither the nature of the Company or any of the Subsidiaries, or of any of their respective businesses or
Properties, nor any relationship between the Company or any of the Subsidiaries and any other Person, nor any
circumstance in connection with the amendment and restatement of the Existing
 NCBCC Notes or the offer and
issuance of the Notes in substitution therefor, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any governmental authority on the part of the Company as a condition to the
execution, delivery and performance of this Agreement or the offer, issue, execution, delivery and performance of
the Notes.

           K.         Taxes.

           All tax returns required to be filed by the Company or any of the Subsidiaries in any jurisdiction have in fact been filed, and all taxes, assessments, fees and other governmental charges upon the Company or any of the
Subsidiaries, or upon any of their respective Properties, income or franchises, shown to be due and payable on
said returns have been paid to the extent such taxes, assessments, fees and charges have become due and
payable.  Neither the Company nor any of the Subsidiaries knows of any proposed additional tax assessments
against it.  The Federal income tax liability of the Company and the
 Subsidiaries has been finally determined by the Internal Revenue Service and satisfied for all taxable years up to and including the taxable year ended December
31, 1982, and no material controversy in respect of additional income taxes due is pending or, to the knowledge
of the Company, threatened.  The provisions for taxes on the books of the
 Company and the Subsidiaries are
adequate for all open years, and for its current fiscal period.

           L.         Margin Securities, etc.

           The proceeds realized upon the issuance of the Existing NCBCC Notes were not used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying any "margin stock" as defined
in Regulation G (12 CFR Part 207) of the Board of Governors of the Federal
 Reserve System (herein called "margin
stock") or for the purpose of maintaining, reducing or retiring any indebtedness that was originally incurred to
purchase or carry any stock that was at the time of the issuance of the Existing
 NCBCC Notes a margin stock or
for any other purpose that might constitute such transaction a "purpose credit"
 within the meaning of such
Regulation G.  None of the transactions contemplated in this Agreement will violate or result in a violation of Section
7 of the Exchange Act or any regulations issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter
 II.  The Company does not own
or intend to carry or purchase any margin stock.  None of the proceeds from the sale of the Existing NCBCC Notes
was or will be used to purchase, or refinance any borrowing the proceeds of which were or will be used to
purchase, any "security" within the meaning of the Exchange Act.

           M.         Private Offering.

           Neither the Company or any of the Subsidiaries, nor any agent acting on their behalf, has, directly or indirectly, offered the Existing NCBCC Notes, the Notes or any similar Security of NCBCC or the Company for sale
or exchange to, or solicited any offers to buy the Existing NCBCC Notes, the
 Notes or any similar Security of
NCBCC or the Company from, or otherwise approached or negotiated with respect to the Existing NCBCC Note
Agreement or this Agreement with, any Person other than you and the Other
 Purchasers, and neither the Company
or any of the Subsidiaries, nor any agent acting on their behalf, has taken or will take any action that would subject
the issuance, amendment and restatement or substitution of the Existing NCBCC
 Notes or the Notes, as the case
may be, to the provisions of Section 5 of the Securities Act or to the provisions of any Securities or Blue Sky law of any applicable jurisdiction.

           N.         Compliance with Law.

           Neither the Company nor any of the Subsidiaries:

                      1. is in violation of any laws, ordinances, or governmental rules or regulations to which it is subject; or

                      2. has failed to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its Property or to the conduct of its business,

which violations or failures to obtain might in the aggregate materially adversely affect the business, prospects, profits, Properties or condition (financial or otherwise) of the Company or the
 Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing Document.

           O.         Indebtedness.

           Annex 2 to this Agreement correctly describes all Debt for borrowed money of the Company outstanding as of the close of business on the Date of Assumption and Restatement, and indicates which of such indebtedness
(if any, and the amount thereof) is secured by a Lien.  There is no Subordinated
 Debt outstanding other than the
Class A Notes.  The aggregate amount of indebtedness for borrowed money of the
 Company outstanding as of
the Date of Assumption and Restatement does not exceed one thousand percent
 (1000%) of the sum of the paid-in
capital and surplus of the Company at such time.

           P.         Restrictions on Company.

           Neither the Company nor any of the Subsidiaries is a party to any contracts or agreements, or subject to any charter or other corporate restrictions, that in the aggregate materially and adversely affect its business.  The
Company is not a party to any contract or agreement that restricts its right or ability to incur additional Debt, other
than this Agreement and the agreements relating to the Debt described in Annex 2 to this Agreement.  The
Company has not agreed or consented to cause or permit in the future (upon the happening of a contingency or
otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by
Section 7.6(a) of this Agreement.

           Q.         Employee Retirement Income Security Act of 1974.

           The present value of all benefits vested under all Pension Plans did not, as of December 31, 1992, the last annual valuation date for which a report is available, exceed the value of the assets of the Pension Plans allocable to such vested benefits. The consummation of the transactions herein provided for and compliance by the
Company with the provisions of this Agreement, the Notes and each other
 Financing Document will not involve any
"prohibited transaction" within the meaning of ERISA or Section 4975 of the
 Internal Revenue Code of 1986, as
amended.  The Company, the Subsidiaries, their respective employee benefit plans and any trusts thereunder are
in substantial compliance with ERISA.  Neither any of the employee benefit plans maintained by the Company or
the Subsidiaries, or to which the Company or the Subsidiaries makes any contribution, nor any trusts thereunder
have been terminated or have incurred any "accumulated funding deficiency," as such term is defined in Section
302 of ERISA (whether or not waived), since the effective date of ERISA, nor have there been any "reportable
events," as that term is defined in Section 4043 of ERISA, since the effective date of ERISA.

           R.         Investment Company Act.

           The Company is not directly or indirectly controlled by, or acting on behalf of any Person which is, an
"investment company" within the meaning of the Investment Company Act of 1940, as amended.

           S.         Related Agreements.

           The agreements delivered to you pursuant to Section 3.7 of this Agreement are true, complete and correct copies of such agreements as in effect on the Date of Assumption and
 Restatement, there have been no defaults under any of such agreements at any time, and the Company is in compliance with such agreements immediately
after, and after giving effect to, the Assumption and Restatement.

           T.         Outstanding Amount of Existing NCBCC Notes.

           The outstanding principal balances of the Existing Series A Notes, the Existing Series B Notes and the
Existing Series C Notes, as of the Date of Assumption and Restatement, are
 Nineteen Million Dollars ($19,000,000),
Eighteen Million Dollars ($18,000,000) and Thirteen Million Dollars
 ($13,000,000), respectively, and the last day on which interest was paid in respect of the Existing NCBCC Notes was
 June 24, 1993.

           U.         Assumption of Rights and Obligations of NCBCC.

                      1. The Company possesses all the rights, privileges, powers and franchises, of a public as well as of a private nature, necessary to carry on the business actually carried on by, and is not subject to any restrictions, disabilities or duties that are more onerous than those that applied to, NCBCC prior to the
           Date of Assumption and Restatement.

                      2. All and singular, the rights, privileges, powers and franchises of NCBCC, and all Property, real, personal and mixed, and all debts due to NCBCC on whatever account, for stock subscriptions as well as all other things in action or belonging to NCBCC, are vested in the Company.

                      3. All Property, rights, privileges, powers and franchises, and all and every other interest is as effectually the Property of the Company as they were of NCBCC, and the title to any real estate vested by deed or otherwise in NCBCC has not reverted and is not in any way impaired for any reason.

                      4. All rights of creditors and all Liens upon any Property of NCBCC are preserved unimpaired and all debts, liabilities and duties of NCBCC have attached to the Company and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by the
           Company.

SECTION III.          CLOSING CONDITIONS

           The amendment and restatement of the Existing NCBCC Notes and the Existing NCBCC Note Agreement,
as provided in Section 1.2(b) of this Agreement, and the substitution of the
 Notes for the Existing NCBCC Notes,
as provided in said Section 1.2(b), are subject to the satisfaction, on or before the Date of Assumption and
Restatement, of the following conditions precedent:

           A.         Opinions of Counsel.

           You shall have received from Shea & Gardner, counsel for the Company, and from Hebb & Gitlin, a
Professional Corporation, your special counsel, the respective closing opinions described in Exhibit B1 and Exhibit
B2 to this Agreement.

           B.         Warranties and Representations True; No Prohibited Action.

                      1. Warranties and Representations True. (i) The warranties and representations contained in
           Section :\NCB\S of this Agreement shall (except as affected by transactions contemplated by this Agreement) be true in all material respects on the Date of Assumption and Restatement with the same effect as though made on and as of that date, and (ii) no Default or Event of Default shall exist immediately after, and after giving effect to, the Assumption and Restatement.

                      2. No Prohibited Action. The Company shall not have taken any action or permitted any condition to exist which would have been prohibited by Section 7 of this Agreement had this Agreement been binding and effective at all times during the period from December 31, 1992 to and including the Date of Assumption and Restatement.

           C.         Compliance with this Agreement.

           The Company shall have performed and complied with all agreements and conditions contained herein which are required to be performed or complied with by the Company before or on the Date of Assumption and
Restatement.

           D.         Officers' Certificates.

           You shall have received (a) a certificate, substantially in the form of Exhibit C to this Agreement, dated the
Date of Assumption and Restatement and signed by the President or a Vice
 President and the Treasurer or an
Assistant Treasurer of the Company, certifying that the conditions specified in
 Section 3.2 and Section 3.3 of this
Agreement have been fulfilled, and certifying to the other matters set forth therein, and (b) a certificate, substantially in the form of Exhibit D to this Agreement, dated the Date of Assumption and
 Restatement and signed by the
Secretary or an Assistant Secretary of the Company, with respect to the matters therein set forth.

           E.         Legality.

           The assumption of the Existing NCBCC Notes by the Company, the amendment and restatement of the
Existing NCBCC Notes and the substitution of the Notes for the Existing NCBCC
 Notes, and the amendment and
restatement of the Existing NCBCC Note Agreement, all as provided for in this
 Agreement, shall not violate any
applicable law or governmental regulation (including, without limitation
, Section 5 of the Securities Act or Regulation
G, T or X of the Board of Governors of the Federal Reserve System) and shall not subject you to any tax, penalty,
liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and you shall
have received such certificates or other evidence as you may request to establish compliance

           F.         Proceedings Satisfactory.

           All proceedings taken in connection with the Assumption and Restatement and all documents and papers relating thereto shall be satisfactory to you and your special counsel.  You and your special counsel shall have
received copies of such documents and papers as you or they may reasonably request in connection therewith
or as a basis for your special counsel's closing opinion, all in form and substance satisfactory to you and your
special counsel.

           G.         Related Agreements.

           The Company shall have delivered to you true, correct and complete copies of

                      1.         the Bank Loan Agreement,

                      2.         the Other Restated Note Agreements,

                      3.         the Financing Agreement, and

                      4.         each of the outstanding Class A Notes;

           in each case as in effect on the Date of Assumption and Restatement (including copies of any and all amendments and waivers of any provision of any of such documents), and each of such documents shall be acceptable to you in all respects.

           H.         Private Placement Numbers.

           The Company shall have obtained private placement numbers for each Series of Notes from the CUSIP
Service Bureau of Standard & Poor's Corporation.

           I.         Dissolution of NCBCC.

           The Company shall have delivered to you a true, correct and complete copy of (a) the Agreement and Plan of Liquidation between the Company and NCBCC and (b) the certificate of dissolution filed with the Secretary of
State of the State of Delaware in respect of NCBCC.  Such certificate shall have became effective in accordance
with Section 103 of the Delaware General Corporation Law, and the dissolution of
 NCBCC shall have become
effective in accordance with Section 275 of the Delaware General Corporation
 Law.  NCBCC shall have paid all
franchise taxes due to or assessable by the State of Delaware as required by
 Section 277 of the Delaware General
Corporation Law.  The Company shall have delivered to you a copy of each notice of a claim received by the
Company, and each notice of the rejection of a claim delivered by the Company.

SECTION IV.           PURCHASER'S SPECIAL RIGHTS

           A.         Direct Payment.

           Notwithstanding any provision to the contrary in this Agreement or the Notes, the Company will pay all amounts payable to you with respect to any Notes held by you or your nominee, or owned by any other institutional
holder (without any presentment thereof and without any notation of such payment being made thereon), in the
manner and at the address set forth in the Purchaser Schedule or in such other manner or to such other address
in the United States as may be designated by you or such subsequent holder in writing and, if a bank account is
designated for you in the Purchaser Schedule or in any written notice to the
 Company from you or any such
subsequent holder, the Company will initiate such payments in immediately available funds to such bank account
before 11:00 a.m. (New York City time) on the date payment is due.  The holder of any Notes to which this Section
4.1 applies agrees that if it sells or transfers any Note it will, prior to the delivery of such Note, make a notation on such Note of the date to which interest has been paid thereon and of the amount of any prepayments made on
account of the principal thereof.

           B.         Delivery Expenses.

           If you surrender any Note to the Company pursuant to this Agreement, the Company will pay the cost of delivering to or from your home office or custodian bank from or to the Company, insured to your satisfaction, the
surrendered Note and any Note issued in substitution or replacement for the surrendered Note.

SECTION V.            PREPAYMENTS

           A.         Limitation on Prepayments.

           No sinking fund or other prepayments shall be required with respect to any Series of Notes and, except as specifically provided in Section 5.2 of this Agreement, the Notes shall not be subject to prepayment at the option
of the Company.

           B.         Optional Prepayment With Yield-Maintenance Premium.

                      1. Optional Prepayments. The Notes shall be subject to prepayment, in whole at any time or from time to time in part (in multiples of Five Million Dollars ($5,000,000)), at the option of the Company, at one hundred percent (100%) of the principal amount so prepaid plus interest thereon to the prepayment date and the Yield-Maintenance Premium, if any, with respect to the amount so prepaid.

                      2. Effect of Prepayments. Each partial prepayment of the Notes pursuant to this Section 5.2 shall be applied ratably to each Series of Notes in proportion to the aggregate principal amounts of Series
           A Notes, Series B Notes and Series C Notes then outstanding.

           C.         Notice of Optional Prepayment.

           The Company shall give the holder of each Note irrevocable written notice of any prepayment pursuant to
Section 5.2 of this Agreement not less than thirty (30) days nor more than sixty
 (60) days prior to the prepayment
date, specifying

                      (a)        such prepayment date,

                      (b) the principal amount of the Notes to be prepaid on such prepayment date,

                      (c)        that such prepayment is to be made pursuant to
 Section 5.2 of this Agreement, and

                      (d) the calculation of an estimated Yield-Maintenance Premium (assuming the date of prepayment was the date of such notice) due in connection with such prepayments, accompanied by a copy of the applicable source of market data used in determining the Reinvestment Yield in respect thereof.

Notice of prepayment having been so given, the principal amount of the Notes specified in such notice, together
with interest thereon to the prepayment date and the Yield-Maintenance Premium, if any, as herein provided, shall
become due and payable on such prepayment date.  Two (2) Business Days prior to such prepayment the
Company shall deliver to each holder of Notes a certificate of the President, any Vice President or the Treasurer of
the Company specifying the calculation of such Yield-Maintenance Premium
 (assuming the date of prepayment was
the date of such notice) payable on the date specified for prepayment, accompanied by a copy of the applicable
source of market data used in determining the Reinvestment Yield in respect thereof.  If such applicable source of
market data at the time of such notice is not the same as the applicable source of market data as of the Business
Day next preceding the prepayment date as specified in the definition of
 "Reinvestment Yield" herein, then such
applicable source of market data as of such next preceding Business Day as specified in such definition shall be
utilized for the purposes of calculating the Reinvestment Yield in respect of the Yield-Maintenance Premium due with
such prepayment and notice thereof shall be delivered simultaneously with such prepayment.

           So long as you or any other institutional holder shall hold any Note, the Company shall, on or before the day on which it gives written notice of any prepayment pursuant to Section 5.2 of this Agreement, advise an
investment professional assigned to your or such other institutional holder's corporate finance group by telephone
or telecopy of the principal amount of the Notes to be prepaid and the prepayment date.

           D.         Partial Payments Pro Rata.

           If at the time any optional prepayment is due there is more than one Note of a particular Series outstanding, the aggregate principal amount of each optional partial prepayment of such
 Series of Notes shall be allocated
among the holders of Notes of such Series at the time outstanding in proportion, as nearly as practicable, to the
respective unpaid principal amounts of the Notes of such Series then outstanding, with adjustments, to the extent practicable, to equalize for any prior prepayments of such Series not in such proportion; provided, however, that
such allocation shall be made in integral multiples of One Hundred Thousand
 Dollars ($100,000).

           E.         Retirement of Notes.

           The Company shall not, and shall not permit any of the Subsidiaries or Affiliates to, prepay or otherwise retire in whole or in part prior to their stated final maturity (other than by prepayment pursuant to Section 5.2 of this Agreement or upon acceleration of such final maturity pursuant to Section 9.2 of this Agreement), or purchase or otherwise acquire, directly or indirectly, Notes held by any holder unless the Company or such Subsidiary or Affiliate shall have offered to prepay or otherwise retire or purchase or otherwise acquire, as the case may be, the same proportion of the aggregate principal amount of Notes held by each other holder of Notes at the time outstanding upon the same terms and conditions. Any Notes so prepaid or otherwise retired or purchased or otherwise acquired by the Company or any of the Subsidiaries or Affiliates shall not be deemed to be outstanding for any purpose under this Agreement.

SECTION VI.           REGISTRATION:  SUBSTITUTION OF NOTES

           A.         Registration of Notes.

           The Notes issuable under this Agreement shall be registered notes. The Company shall cause to be kept at its office, maintained pursuant to Section 7.3 of this Agreement, a register for the registration and transfer of the Notes. The names and addresses of the holders of the Notes, the transfer thereof and the names and addresses
of the transferees of the Notes shall be registered in the register.  The
 Person in whose name any Note shall be
registered shall be deemed and treated as the owner and holder thereof for all purposes of this Agreement, and
the Company shall not be affected by any notice or knowledge to the contrary.

           B.         Exchange of Notes.

           Upon surrender of any Note at the office of the Company maintained pursuant to Section 7.3 of this
Agreement, the Company, at the request of the holder thereof, will execute and deliver, at the Company's expense
(except as provided below), new Notes of the same Series in exchange, in denominations of at least One Hundred
Thousand Dollars ($100,000) (except as may be necessary to reflect any principal amount not evenly divisible by
One Hundred Thousand Dollars ($100,000)), in an aggregate principal amount equal to the unpaid principal amount
of the surrendered Note.  Each such new Note shall be payable to such Person as such holder may request and
shall be a registered note substantially in the form of such Series of Note set forth in Exhibit A1, Exhibit A2 or Exhibit
A3, as the case may be, to this Agreement.  Each such new Note shall be dated and bear interest from the date
to which interest has been paid on the surrendered Note.  The Company may require payment of a sum sufficient
to cover any stamp tax or governmental charge imposed in respect of any transfer.

           C.         Replacement of Notes.

           Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of, and the loss, theft, destruction or mutilation of, any Note and

                      1. in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided, if the holder of the Note is an institutional investor, its own unsecured agreement of indemnity shall be deemed to be satisfactory), or

                      2. in the case of mutilation, upon surrender and cancellation thereof,

the Company at its expense will execute and deliver in lieu thereof, a new Note of the same Series, dated and
bearing interest from the date to which interest has been paid on such lost, stolen, destroyed or mutilated Note.

SECTION VII.          COVENANTS.

           The Company covenants that on and after the Closing Date, so long as any of the Notes are outstanding:

           A.         Payment of Taxes and Claims.

           The Company and each Subsidiary will pay, before they become delinquent,

                      1. all taxes, assessments and governmental charges or levies imposed upon it or its Property,
           and

                      2. all claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons which, if unpaid, might result in the creation of a Lien upon its Property,

provided that items of the foregoing description need not be paid while being contested in good faith and by
appropriate proceedings and, provided further, that adequate book reserves have been established with respect
thereto and, provided further, that the owning company's title to, and its right to use, its Property is not in the
aggregate materially adversely affected thereby.  In the case of any item of the type described in this Section 7.1
involving an amount in excess of Five Hundred Thousand Dollars ($500,000), the appropriateness of the proceeding
will be supported by an opinion of the independent counsel responsible for such proceeding and the adequacy
of such reserves shall be supported by the opinion of the independent public accountant of the Company.

           B.         Maintenance of Properties and Corporate Existence.

           The Company and each Subsidiary will:

                      1. Property - maintain, or cause to be maintained, its Property in good condition and will make, or cause to be made, all necessary renewals, replacements, additions, betterments and improvements thereto;

                      2. Insurance - maintain, with financially sound and reputable insurers rated "A" or better by A.M.
           Best Company (or accorded a similar rating by another nationally recognized insurance rating agency of similar standing if A.M. Best Company is not then in the business of rating insurers), insurance with respect to its Properties and business against such casualties and contingencies, of such types (including, without limitation, public liability, embezzlement or other criminal misappropriation insurance) and in such amounts as is customary in the case of corporations of established reputations engaged in the same or a similar business and similarly situated;

                      3. Financial Records - keep true books of records and accounts in which full and correct entries will be made of all its business transactions, and will reflect in its financial statements adequate accruals and appropriations to reserves, all in accordance with generally accepted accounting principles;

                      4. Corporate Existence and Rights - do or cause to be done all things necessary to preserve and keep in full force and effect its existence, rights and franchises, except as otherwise permitted by
           Section 7.5 of this Agreement; and

                      5. Compliance with Law - not be in violation of any laws, ordinances, governmental rules and regulations to which it is subject and will not fail to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its Properties or to the conduct of its business, which violations or failures to obtain might in the aggregate materially adversely affect the business, profits,
           Properties or condition (financial or otherwise) of the Company or any Subsidiary.

           C.         Payment of Notes and Maintenance of Office.

           The Company will punctually pay or cause to be paid the principal, Yield-Maintenance Premium, if any, and interest to become due in respect of the Notes according to the terms thereof and will maintain an office in the
District of Columbia where notices, presentations and demands in respect of this
 Agreement or the Notes may be
made upon it.  Such office shall be maintained at 1401 Eye Street, Suite 700,
 Washington, D.C. 20005 (Telecopier
No. 202-336-7803) until such time as the Company shall notify the holders of the Notes in writing of any change of
location of such office within the District of Columbia.

           D.         Disposal of Shares of a Restricted Subsidiary.

           The Company shall not at any time sell or otherwise dispose of any shares of the stock (or any options or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of any Restricted
Subsidiary (said stock, options, warrants and other Securities herein called "Subsidiary Stock"), nor shall the
Company permit any Restricted Subsidiary to issue its own Subsidiary Stock, or to sell or otherwise dispose of any
shares of Subsidiary Stock issued by any other Restricted Subsidiary, if the effect of the transaction would be to
reduce the proportionate interest of the Company and the other Restricted
 Subsidiaries in the outstanding
Subsidiary Stock (the "Disposition Stock") of the Restricted Subsidiary (the
 "Disposition Subsidiary") whose shares
are the subject of the transaction, provided that the foregoing restrictions do not apply to:

                      1.         the issue of directors' qualifying shares; and

                      2. the sale for a cash consideration at one time (the "Stock Disposition Date") to a Person
           (other than directly or indirectly to an Affiliate) of the entire investment (whether represented by stock, debt, claims or otherwise) of the Company and the other Restricted Subsidiaries in such Disposition Subsidiary, if all of the following conditions shall have been satisfied:

                                 a.         the sum of

                                            (1)        the Disposition Value of
 the assets of the Disposition Subsidiary, plus

                                            LOT        the Disposition Value of
the assets of all Restricted  Subsidiaries whose
                                 Subsidiary Stock was subject to a disposition
 pursuant to this Section 7.4 during the period
                                 ending on the Stock Disposition Date and
 commencing three hundred sixty-five (365) days
                                 prior to the Stock Disposition Date, plus

                                            (3)        the aggregate Disposition
 Value of assets owned by the Company or any
                                 Restricted Subsidiaries the disposition of
 which was made other than pursuant to this
                                 Section 7.4 and consummated during the period
 ending on the Stock Disposition Date
                                 and commencing three hundred sixty-five
 (365) days prior to the Stock Disposition Date,

                      does not exceed ten percent (10%) of Consolidated Assets on the first day of such period;

                                 b.         in each of the three (3) fiscal
 years of the Company most recently ended, the
                      contribution (expressed as a percentage and exclusive of losses) to Consolidated Adjusted Net
                      Income for each of such fiscal years of

                                            (1)        the Disposition
 Subsidiary, plus

                                            (2)        the Restricted
 Subsidiaries whose Subsidiary Stock was subject to a
                                 disposition subsequent to the commencement
 of the first of such fiscal years, plus

                                            (3)        assets owned by the
 Company or any Restricted Subsidiaries sold or
                                 otherwise disposed of subsequent to the
 commencement of the first of such fiscal years,

                      does not exceed ten percent (10%) of Consolidated Adjusted Net Income for such fiscal year;

                                 c.         in the opinion of the Board of
 Directors, the sale is for Fair Market Value and is in
                      the best interests of the Company;

                                 d.         the Disposition Subsidiary shall
 have no continuing investment in the Company or
                      any other Restricted Subsidiary not being simultaneously disposed of; and

                                 e.         immediately after the consummation
 of the transaction and after giving effect thereto,
                      no Default or Event of Default would exist.

           For purposes of this Section 7.4(b), the assets of any Restricted Subsidiary that ceases to be a Restricted
           Subsidiary in a manner other than by the disposition of Subsidiary Stock shall be deemed disposed of at the time of such cessation, provided that the requirements of this
Section 7.4(b) with regard to the receipt
           of cash consideration equal to Fair Market Value shall not apply to such deemed disposition.

           E.         Merger or Sale of Assets.

                      1. Sale of Assets. Except as specifically permitted under Section 7.5(b) and Section 7.5(c) of this Agreement, the Company shall not, and shall not permit any Restricted Subsidiary to, sell, lease, transfer or otherwise dispose of assets; provided that, the foregoing restriction shall not apply to the sale of such assets (the "Disposition Assets") for cash consideration at one time (the "Asset Disposition Date") to a Person other than directly or indirectly to an Affiliate, if all of the following conditions are met:

                                 a.         the sum of

                                            (1)        the Disposition Value of
 the Disposition Assets, plus

                                            (2)        the Disposition Value of
 the assets of all Subsidiaries that have ceased to
                                 be Restricted Subsidiaries during the period
 ending on the Asset Disposition Date and
                                 commencing three hundred sixty-five (365) days
 prior to the Asset Disposition Date, plus

                                      (3)        the Disposition Value of the
 assets of the Company and all other Restricted
                                 Subsidiaries disposed of during the period
 ending on the Asset Disposition Date and
                                 commencing three hundred sixty-five (365) days
 prior to the Asset Disposition Date,

                      does not exceed ten percent (10%) of Consolidated Assets at such time;

                                 b.         in each of the three (3) fiscal
 years of the Company most recently ended, the
                      contribution (expressed as a percentage and exclusive of losses) to Consolidated Adjusted Net
                      Income for each of such fiscal years of

                                            (1)        the Disposition Assets,
 plus

                                            (2)        the Restricted
 Subsidiaries whose Subsidiary Stock was  subject to a
                                 disposition subsequent to the commencement of
 the first of such fiscal years, plus

                                            (3)        all other assets of the
 Company and the Restricted Subsidiaries disposed
                                 of subsequent to the commencement of the first
 of such fiscal years,

                      does not exceed ten percent (10%) of Consolidated Adjusted Net Income for such fiscal year;

                                 c.         in the opinion of the Board of
 Directors, the sale is for Fair Market Value and is in
                      the best interests of the Company;

                                 d.         immediately after the consummation
 of the transaction and after giving effect thereto,
                      no Default or Event of Default would exist; and

                                 e.         in the case of any such transaction
 relating to receivables, such transaction is
                      consummated in the ordinary course of the business of the Company or such Restricted
                      Subsidiary.

           For purposes of this Section 7.5(a), the assets of any Restricted Subsidiary that ceases to be a Restricted
           Subsidiary in a manner other than by the disposition of Subsidiary Stock shall be deemed to have been sold at the time of such cessation, provided that the requirements of this Section 7.5(a) with regard to the receipt of cash consideration equal to Fair Market Value shall not apply to any such deemed disposition.

                      Notwithstanding the foregoing, any sale of assets shall be deemed to be in compliance with the provisions of the foregoing clause (i) and clause (ii) if the entire proceeds of such sale, net of reasonable and ordinary transaction costs and expenses incurred in connection with such sale, are applied by the
           Company or such Restricted Subsidiary to a Permitted Proceeds Application.

                      2. Merger, Consolidation and Sale of All or Substantially All Assets by the Company and
           Subsidiaries. The Company shall not, and shall not permit any Restricted Subsidiary to, (x) consolidate with, or merge into, any other Person or permit any other Person to consolidate with, or merge into, it (except that a Restricted Subsidiary may consolidate with, or merge into, the Company or another Restricted
           Subsidiary) or (y) except as specifically permitted under Section 7.5(c) of this Agreement, sell all or substantially all of its assets to any other Person.

                      3. Asset Securitizations. Notwithstanding the provisions of Section 7.5(a) and Section 7.5(b)
           of this Agreement, the Company and the Restricted Subsidiaries may, at any time and from time to time, sell receivables in connection with an Asset Securitization if:

                                 a.         such receivables are sold for a cash
 consideration equal to the Fair Market Value
                      thereof; provided, however, that the Company may

                                            (1)        establish and maintain a
 reserve account containing cash or Securities as
                                 a credit enhancement in respect of any such
 sale or

                                            (2)        purchase or retain a
 subordinated interest in such receivables being sold;

                                 b.         the entire proceeds of such sale,
 net of reasonable and ordinary transaction costs
                      and expenses incurred in connection with such sale, are applied by the Company or such
                      Restricted Subsidiary to a Permitted Proceeds Application; and

                                 c.         such sale is consummated in the
 ordinary course of business of the Company or
                      such Restricted Subsidiary.

           F.         Liens.

                      1. Negative Pledge. The Company shall not, and shall not permit any Restricted Subsidiary to, (x) cause or permit or (y) agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), any of its Property, whether now owned or hereafter acquired, to be subject to a Lien, except that the Company and any of the Restricted Subsidiaries may

                                 a.         suffer to exist Liens outstanding on
 the date of this Agreement and described in
                      Annex 2 to this Agreement;

                                 b.         create, incur or suffer to exist
 Liens arising in the ordinary course of business that
                      secure taxes, assessments or governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided the payment thereof is not at the time required by Section 7.1 of this Agreement and that appropriate reserves have been established therefor on the books of the Company or such Restricted
                      Subsidiary in accordance with generally accepted accounting principles;

                                 c.         create, incur or suffer to exist
 Liens incurred or deposits made in the ordinary
                      course of business

                                            (1)        in connection with
 worker's compensation, unemployment insurance and
                                 other like laws, or

                                            (2)        to secure the performance
 of letters of credit, bids, tenders, sales contract
                                 leases, Eligible Derivatives, statutory
 obligations, surety, appeal and performance bonds
                                 and other similar obligations not incurred in
 connection with the borrowing of money, the
                                 obtaining of advances or the payment of the
 deferred purchase price of Property;

                                 EC         create, incur or suffer to exist
 attachment, judgment and other similar Liens arising
                      in connection with court proceedings not in excess of One Million Dollars ($1,000,000) in the aggregate for all such Liens, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings and that appropriate reserves have been established therefor on the books of the Company or such Restricted Subsidiary in accordance with generally accepted accounting principles;

                                 e.         create, incur or suffer to exist
 Liens on Property of a Restricted Subsidiary, provided
                      such Liens secure only obligations owing to the Company or a Restricted Subsidiary;

                                 f.         create, incur or suffer to exist
 reservations, exceptions, encroachments, easements,
                      rights of way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real Property, provided such exemptions or encumbrances do not in the aggregate materially detract from the value of said Properties or materially interfere with their use in the ordinary conduct of the owning company's business;

                                 g.         create, incur or suffer to exist
 Liens existing at the date of acquisition on Property
                      acquired in bona fide liquidation, collection or other realization upon, or settlement of, collateral held to secure receivable obligations; provided that any such Lien will not extend to any Property other than the Property so acquired;

                                 h.         create, incur or suffer to exist
 Liens to secure Debt incurred to finance the cost of
                      acquisition of any computer or other office equipment useful and intended to be used in carrying out the business of the Company or a Restricted Subsidiary; provided that

                                            (1)        any such Lien shall
 attach solely to the Property acquired;

                                            (2)        the aggregate amount
 remaining unpaid on the purchase price shall not
                                 be in excess of one hundred percent (100%) of

                                                       (a)        the total
 purchase price or

                                                       (b)        the Fair
 Market Value at the time of acquisition, whichever is low
                                            and

                                            (3)        such Lien is created or
 assumed with respect to such Property, at the time
                                 of, or within twelve (12) months after, such
 acquisition;

                      and

                                 i.         modify, extend, renew or replace
 any Lien permitted by this Section 7.6(a) upon
                      the same Property theretofore subject thereto, or modify, extend, renew or replace the Debt secured thereby; provided, that in any such case the principal amount (outstanding at the time of such modification, extension, renewal or replacement) of such Debt so modified, replaced, extended or renewed shall not be increased.

                      2. Equal and Ratable Lien; Equitable Lien. In case any Property is subjected to a Lien in violation of this Section 7.6, the Company shall make or cause to be made provision (the documents, agreements and instruments by which such provision is effected being subject to the approval of the
           Required Holders) whereby the Notes will be secured equally and ratably with all other obligations secured thereby, and in any case the Notes shall have the benefit, to the full extent that the holders may be entitled thereto under applicable law, of an equitable Lien so equally and ratably securing the Notes. Such violation of this Section 7.6 shall constitute an Event of Default whether or not any such provision is made pursuant to this Section 7.6(b).

           G.         Permitted Debt.

           Subject to Section 7.8 of this Agreement, the Company shall not, and shall not permit any Restricted
Subsidiary to, incur, create, issue, assume or permit to exist any Debt other than

                      1.         Senior Debt of the Company;

                      2.         Subordinated Debt of the Company;

                      3. liabilities (other than for borrowed money) incurred in the regular operation of the business of the Company or a Restricted Subsidiary and not more than three (3) months overdue, unless contested in good faith by appropriate proceedings and adequate reserves have been set aside with respect thereto;

                      4. Debt of a Restricted Subsidiary to the Company or to a Restricted Subsidiary;

                      5. Debt of the Company secured by Liens permitted under the provisions of Section 7.6(a)(viii)
           of this Agreement; and

                      6.         Restricted Guarantees of the Company.

           H.         Limitations on Debt.

           The Company shall not at any time permit

                      (a) Consolidated Debt to exceed eight hundred percent (800%) of Consolidated Adjusted Net
           Worth; or

                      (b) Consolidated Senior Debt to exceed six hundred fifty percent (650%) of Consolidated
           Adjusted Net Worth; or

                      (c) Qualified Assets to be less than one hundred percent (100%) of the sum (at such time) of

                                 (i)        Company Senior Obligations, plus

                                 (ii)       the aggregate unpaid principal
 amount of Subordinated Debt, less

                                 (iii)      the aggregate unpaid principal
 amount of Class A Notes.

           I.         Long-Term Leases.

                      1. The Company shall not, and shall not permit any Restricted Subsidiary to, become obligated, as lessee, under any Long-Term Lease if, at the time of entering into any such Long-Term Lease and after giving effect thereto, the aggregate Rentals payable by the Company and the Restricted
           Subsidiaries, on a consolidated basis, in any one fiscal year thereafter under all Long-Term Leases would exceed five percent (5%) of Consolidated Adjusted Net Worth determined as at the end of the most recently ended fiscal year of the Company, at such time.

                      2. Any Person that becomes a Restricted Subsidiary after the Date of Assumption and
           Restatement shall be deemed to have entered into, at the time that it becomes a Restricted Subsidiary, all
           Long-Term Leases on which such Person is lessee existing immediately after it becomes a Restricted
           Subsidiary.

           J.         Guarantees.

           The Company shall not, and shall not permit any Restricted Subsidiary to, become or be liable in respect of any Guarantee other than a Restricted Guarantee.

           K. Maintenance of Consolidated Adjusted Net Worth and Consolidated Effective Net Worth.

           (a) The Company shall at all times keep and maintain Consolidated Adjusted Net Worth in an amount not less than the sum of (i) One Hundred Million Dollars ($100,000,000) plus
 (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993 and at or prior to such time, of the greater, for each fiscal quarter,
of (A) Zero Dollars ($0) and (B) fifty percent (50%) of Consolidated Net
 Earnings for each such fiscal quarter.

           (b) The Company shall at all times keep and maintain Consolidated Effective Net Worth in an amount not less than the sum of (i) Two Hundred Sixty-Five Million Dollars
 ($265,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993 and at or prior to such time, of the greater, for
each fiscal quarter, of (A) Zero Dollars ($0) and (B) fifty percent (50%) of
 Consolidated Net Earnings for each such
fiscal quarter.

           L.         Consolidated Earnings Available for Fixed Charges.

           The Company shall not permit Consolidated Earnings Available for Fixed Charges for any period of four
(4) consecutive fiscal quarters of the Company to be less than one hundred ten percent (110%) of Consolidated
Fixed Charges for such period.

           M.         Restricted Payments.

                      1.         The Company shall not:

                                 a.         declare or pay any dividends, either
 in cash or Property, on any class of its capital
                      stock, or otherwise, except

                                            (A)        Patronage Dividends
 payable in cash and cash dividends payable on
                                 Class B Stock and Class C Stock in any calendar
 year in an aggregate amount for all such
                                 Patronage Dividends and other dividends up to
 (but not exceeding) twenty percent (20%)
                                 of the sum of Consolidated Taxable Income plus,
 to the extent deducted in the
                                 determination of Consolidated Taxable Income,
 Patronage Dividends, for such calendar
                                 year; and

                                            (B)        Patronage Dividends and
 other dividends, in each case payable by the
                                 Company solely in common stock or allocated
 surplus of the Company;

                      or

                                 b.         directly, or indirectly or through
 any Subsidiary, purchase, redeem or retire any of
                      its capital stock or any warrants, rights or options to purchase or otherwise acquire any shares of its capital stock except

                                            (1)        in exchange for or out of
 the substantially concurrent issue and sale of
                                 shares of its capital stock, or warrants,
 rights or options to purchase or otherwise acquire
                                 any shares of its capital stock, so long as the
 proceeds of such concurrent issue and sale
                                 are not required by agreement, statute or
 regulation to be otherwise applied by the
                                 Company,

                                            (2)        out of a substantially
 concurrent contribution to capital,

                                            (C)        repurchases of Class B1
 Common Stock which the Company is required
                                 to make from the holders thereof who no longer
 have loans from the Company
                                 outstanding, or

                                            (D)        redemptions or
 cancellations of Class B Stock or Class C Stock pursuant
                                 to Section 6.2(i) of the Company's by-laws as
 in effect on the date hereof, so long as no
                                 cash or other Property is paid to the holders
 thereof; or

                                 c.         directly, or indirectly or through
 any Subsidiary, make any other payment or
                      distribution in respect of its capital stock

           (such declarations and payments of dividends, purchases, redemptions or retirements of stock, warrants, rights or options and all such other distributions, together with all payments in respect of Subordinated Debt pursuant to Section 7.18(c) of this Agreement being herein collectively called "Restricted Payments"), if after giving effect thereto the aggregate amount of Restricted Payments, together with all Patronage Dividends payable in cash and all cash dividends on Class B Stock and Class C Stock, declared or made during the period from and after December 31, 1991 to and including the date of the declaration or making of the
           Restricted Payment in question, would exceed the sum of

                                            (1)        Fifteen Million Dollars
 ($15,000,000), plus

                                            (2)        fifty percent (50%) of
 Consolidated Adjusted Net Income (or minus one
                                 hundred percent (100%) of Consolidated Adjusted
 Net Income in the case of a deficit) for
                                 the period commencing on January 1, 1992
 and ending on the last day of the fiscal year
                                 of the Company most recently ended on such
 date, all computed on a cumulative basis
                                 for said entire period.

                      2. The Company shall not declare any dividend payable more than sixty (60) days after the date of the declaration thereof.

                      3. For the purposes of this Section 7.13, the amount of any Restricted Payment declared or paid or distributed in Property of the Company or any Restricted Subsidiary shall be deemed to be the greater of book value or Fair Market Value, as determined in good faith by the Board of Directors (in each case after deducting any liabilities relating thereto which are, concurrently with the receipt of such Restricted
           Payment, assumed by the recipient thereof), of such Property at the time of the making of the Restricted
           Payment in question.

                      4. The Company shall not declare or make any Restricted Payment if, after giving effect thereto, a Default or an Event of Default would exist.

           N.         Limitation on Investments.

                      1. The Company shall not, and shall not permit any Restricted Subsidiary to, make any
           Restricted Investments.

                      2. Any corporation which becomes a Restricted Subsidiary subsequent to the date of this
           Agreement shall be deemed to have made, immediately after becoming a Restricted Subsidiary, any
           Restricted Investment that it shall have outstanding at the time it shall become a Restricted Subsidiary.

           O.         Transactions with Affiliates.

                      1. The Company shall not, and shall not permit any Restricted Subsidiary to, enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any AffIliate except (i) for the NCB Development Corporation Contribution and (ii) in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Restricted
           Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

                      2. Any corporation that becomes a Restricted Subsidiary subsequent to the date of this
           Agreement shall be deemed to have entered into, at the date it becomes a Restricted Subsidiary, all transactions with Affiliates with respect to which such corporation will be obligated immediately after it becomes a Restricted Subsidiary.

           P.         Repurchase of Notes.

           The Company shall not, and shall not permit any Restricted Subsidiary or any Affiliate, directly or indirectly, to, purchase or make any offer to purchase any Notes, unless the Company or such Restricted Subsidiary or
Affiliate has offered to purchase Notes, pro rata from all holders of the Notes and upon the same terms.  In case
the Company purchases any Notes, such Notes shall thereafter be cancelled and no Notes shall be issued in
substitution therefor.

           Q.         Issuance of Subordinated Debt.

           The Company shall not create, issue, assume, guarantee or in any manner become liable after the date of this Agreement in respect of any Subordinated Debt having a maturity earlier than June 25, 1998, or the benefit
of any mandatory sinking fund or similar provision for the prepayment thereof prior to June 25, 1998.

           R.         Voluntary Retirement of Subordinated Debt.

           The Company shall not, directly or indirectly or through any Subsidiary, purchase, redeem or otherwise retire or acquire prior to the respective stated maturities thereof, the whole or any part of any issue of Subordinated Debt except

                      1. subject to Section 7.17 of this Agreement, in accordance with the applicable provisions thereof or of any indenture, agreement or similar instrument under or pursuant to which such Debt has been issued, unconditionally requiring payments into a sinking fund, periodic prepayments, or other analogous payments for the amortization of such Debt, or

                      2. out of the proceeds of a substantially concurrent issue or sale of capital stock or Debt ranking on a parity with, or junior to, the Debt proposed to be purchased, redeemed or otherwise retired or acquired, or

                      3. out of funds that at the time are available for Restricted Payments pursuant to, and within the limitations of, Section 7.13 of this Agreement, it being understood that the amounts so used pursuant to this clause (c) shall reduce pro tanto the amount otherwise available for Restricted Payments under
           Section 7.13 of this Agreement.

           S.         Subordination Provisions.

           The Company shall not, at any time, be a party to any amendment, waiver or modification of any subordination provisions or payment provisions applicable to any Subordinated
 Debt.

           T.         Line of Business.

           The Company shall, and shall cause each of the Restricted Subsidiaries to, remain primarily in the business conducted by the Company and the Restricted Subsidiaries on the Date of Assumption and Restatement.

           U.         ERISA Compliance.

           The Company and each Subsidiary shall promptly comply with all provisions of ERISA applicable to any of them which, if not complied with, might result in a Lien or charge upon any
 Property of the Company or any
Subsidiary or might in the aggregate otherwise materially adversely affect the business, profits, prospects, Properties or condition (financial or otherwise) of the Company or any Subsidiary.
  Without limiting the generality of the
foregoing, neither the Company nor any Subsidiary will cause any Pension Plan maintained or participated in by
it to:

                      1. engage in any "prohibited transaction," as such term is defined in Section 4975 of the
           Internal Revenue Code of 1986, as amended; or

                      2. incur any material "accumulated funding deficiency," as such term is defined in Section 302 of ERISA, whether or not waived.

           V.         Class A Notes.

                      (a) No Voluntary Prepayment. The Company shall not, directly or indirectly or through any
           Subsidiary, purchase, redeem or otherwise retire or acquire, prior to the respective stated maturities thereof, the whole or any part of any Class A Notes except out of the net cash proceeds of a substantially concurrent issue or sale of Class B Stock or Class C Stock.

                      (b) No Amendments. The Company shall not amend, modify, terminate, or waive any of its rights under the Financing Agreement or any of the Class A Notes (or any other agreement or similar instrument under or pursuant to which such Class A Notes have been issued) without the prior written consent of the Required Holders.

           W.         Incorporation of Affirmative and Negative Covenants.

                      1. During all such times as the Bank Loan Agreement shall remain in force, (i) the Company and the Restricted Subsidiaries shall comply and remain at all times in compliance with the provisions of
           Article 6 and Article 7 thereof and any Financial Covenant set forth in any other provision thereof and (ii) all of the provisions of Article 6 and Article 7 of the Bank Loan Agreement and any other Financial Covenants set forth therein, together with all relevant definitions pertaining thereto, shall hereby be incorporated herein by reference, mutatis mutandis.

                      2. No Financial Covenant incorporated herein by virtue of Section 7.23(a) hereof shall supersede, replace, amend, supplement or modify any other provision of this Agreement, including any covenant contained herein which addresses a subject matter similar to that of such incorporated Financial
           Covenant.

SECTION VIII.         INFORMATION AS TO THE COMPANY

           A.         Financial and Business Information.

           The Company shall deliver to you, if at the time you or your nominee holds any Note, and to each other institutional holder of the then outstanding Notes:

                      1. Quarterly Statements -- as soon as practicable after the end of the first, second and third quarterly fiscal periods in each fiscal year of the Company, and in any event within sixty (60) days thereafter, two (2) copies of:

                                 a.         consolidated balance sheets of the
 Company and its consolidated Subsidiaries,
                      and the Company and the Restricted Subsidiaries, as at the end of such quarter, and

                                 b.         consolidated statements of income
 and cash flows of the Company and its
                      consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, for such quarter and
                      (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter,

           setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail and certified as complete and correct, subject to changes resulting from year-
           end adjustments, by a principal financial officer of the Company;

                      2. Annual Statements -- as soon as practicable after the end of each fiscal year of the
           Company, and in any event within ninety (90) days thereafter, duplicate copies of:

                                 a.         consolidating and consolidated
 balance sheets of the Company and its
                      consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, as at the end of such year, and

                                 b.         consolidating and consolidated
 statements of income, changes in members' equity
                      and cash flows of the Company and its consolidated Subsidiaries, and the Company and the
                      Restricted Subsidiaries, for such year,

           setting forth in comparative form the figures for the previous fiscal year, all in reasonable detail, satisfactory in scope to the Required Holders and

                                            (1)        except in the case of
 the consolidating statements which may be certified
                                 as complete and correct by a principal
 financial officer of the Company, accompanied by
                                 an opinion thereon, satisfactory in scope
 and substance to the Required Holders, of
                                 independent certified public accountants of
 recognized national standing selected by the
                                 Company, which opinion shall state that such
 financial statements have been prepared in
                                 accordance with generally accepted accounting
 principles consistently applied (except for
                                 changes in application in which such
 accountants concur and which are noted in the
                                 financial statements) and that the examination
 of such accountants in connection with such
                                 financial statements has been made in
 accordance with generally accepted auditing
                                 standards, and accordingly included such tests
 of the accounting records and such other
                                 auditing procedures as were considered
 necessary in the circumstances,

                                            (2)        a statement from such
 independent certified public accountants that such
                                 consolidating statements were prepared using
 the same work papers as were used in the
                                 preparation of such consolidated statements,
 and

                                            (3)        a certification by a
 principal financial officer of the Company (in scope and
                                 substance satisfactory to the Required Holders)
 that such consolidating and consolidated
                                 statements are true and correct;

                      3. Opinions Pursuant to Section 7.1 -- as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety (90) days thereafter, duplicate copies of any opinions required pursuant to Section 7.1 of this Agreement;

                      4. Audit Reports -- promptly upon receipt thereof, one (1) copy of each interim or special audit made by independent accountants of the books of the Company or any Subsidiary;

                      5. SEC Reports -- promptly upon their becoming available (but in no event later than the date of filing), one (1) copy of each regular or periodic report and any registration statement or prospectus filed by the Company or any Subsidiary with any securities exchange or with the Securities and Exchange
           Commission or any successor agency;

                      6. Materials Sent to Stockholders -- promptly upon their becoming available (but in no event later than the date of sending to stockholders), one (1) copy of each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to stockholders (other than, in the case of any
           Subsidiary, the Company) generally;

                      7. Notice of Event of Default -- promptly upon becoming aware of the existence of any condition or event which constitutes a Default or an Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking and proposes to take with respect thereto;

                      8. Notice of Claimed Default -- promptly upon becoming aware that the holder of any Note or of any evidence of indebtedness or other Security of the Company or any Subsidiary has given notice or taken any other action with respect to a claimed default or Event of Default, a written notice specifying the notice given or action taken by such holder and the nature of the claimed default or Event of Default and what action the Company or such Subsidiary is taking or proposes to take with respect thereto;

                      9. Loan Portfolio Reports -- together with each quarterly financial statement required to be delivered pursuant to clause (a) of this Section 8.1, one (1) copy of

                                 a.         a monthly Loan Portfolio Report of
 the Company setting forth, with respect to loans
                      held in its portfolio, classifications relating to delinquency, non-performance, risk rating, loss allowances and other related matters as of the end of the last month of the fiscal quarters covered by such financial statements, to be prepared on substantially the same basis and to contain substantially the same information as the Loan Portfolio Report, dated July 7, 1993, in respect of the month of June, 1993, a copy of which was delivered to you prior to the Date of Assumption and
                      Restatement, and

                                 b.         a quarterly Report on Allowances for
 Loan Losses and Reserves of the Company,
                      to be prepared on substantially the same basis and to contain substantially the same information as the Report on Allowances for Loan Losses and Reserves, dated July 7, 1993, a copy of which was delivered to you prior to the Date of Assumption and Restatement,

           provided that such monthly and quarterly reports need not, unless you or any other holder of Notes shall reasonably so request, disclose the names of the obligors on such loans; and

                      10. Requested Information -- with reasonable promptness, such other data and information with respect to the Company and the Restricted Subsidiaries as from time to time may be reasonably requested, including, without limitation, information required by 17 C.F.R. 230.144A.

           B.         Officers' Certificates.

           Each set of financial statements delivered to you or any other institutional holder of the Notes pursuant to
Section 8.1(a) or Section 8.1(b) of this Agreement will be accompanied by a certificate of the President or a Vice
President and the Treasurer or an Assistant Treasurer of the Company setting forth:

                      1. Covenant Compliance -- the information (including, where applicable, detailed calculations)
           required in order to establish whether the Company was in compliance with the requirements of Section
           7 of this Agreement during the period covered by the financial statements then being furnished;

                      2. Event of Default -- that the signers have reviewed the relevant terms of this Agreement and the Financing Agreement and have made, or caused to be made, under their supervision, a review of the transactions and conditions of the Company and the Subsidiaries from the beginning of the accounting period covered by the financial statements being delivered therewith to the date of the certificate and that such review has not disclosed the existence, during such period, of any condition or event which constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company has taken or proposes to take with respect thereto; and

                      3. Loan Portfolio Changes -- an explanation, in reasonable detail, of the differences disclosed in the Loan Portfolio Reports accompanying such financial statements from the information set forth in the
           Loan Portfolio Reports delivered after the end of the immediately preceding fiscal quarter of the Company.

           C.         Accountants' Certificates.

           Each set of annual financial statements delivered pursuant to Section 8.1(b) of this Agreement will be accompanied by a certificate of the accountants who certify such financial statements, stating that they have
reviewed this Agreement insofar as it relates to accounting matters and stating further, whether, in making their audit, such accountants have become aware of any condition or event which then constitutes a Default or an Event of
Default, and, if any such condition or event then exists, specifying the nature and period of existence thereof.

           D.         Inspection.

           The Company will permit any of your representatives, while you or your nominee holds any Note, or the representatives of any other institutional holder of the Notes, at your or such holder's expense so long as no Default
or Event of Default is then continuing and otherwise at the sole expense of the
 Company, to visit and inspect any
of the Properties of the Company or any Subsidiary (and to take extracts from, and make copies of, their respective
books and records) and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants (and by this provision the Company authorizes said accountants
to discuss with your representatives the finances and affairs of the Company and the Subsidiaries) all at such
reasonable times and as often as may be reasonably requested.

SECTION IX.           EVENTS OF DEFAULT

           A.         Nature of Events.

           An "Event of Default" shall exist if any of the following occurs and is continuing:

                      1. Principal or Yield-Maintenance Premium Payments -- the Company fails to make any payment of principal or Yield-Maintenance Premium on any Note on or before the date such payment is due;

                      2. Interest Payments -- the Company fails to make any payment of interest on any Note on or before the date such payment is due and such failure shall continue for a period of three (3) Business
           Days;

                      3. Particular Defaults -- the Company or any Subsidiary fails to perform or observe any covenant contained in Section 7.4 through Section 7.22 (other than Section 7.14, Section 7.15 and Section
           7.20) of this Agreement, inclusive; or the Company shall terminate or modify any provision of the Financing
           Agreement or shall fail to perform or observe any covenant contained in the Financing Agreement;

                      4. Other Defaults -- the Company or any Subsidiary fails to comply with any other provision of this Agreement, and such failure continues for more than thirty
 (30) days after any officer of the Company has knowledge thereof;

                      5. Warranties or Representations -- any warranty, representation or other statement by or on behalf of the Company contained in this Agreement or in any instrument furnished by or on behalf of the
           Company in compliance with or in reference to this Agreement was or shall have been false or misleading in any material respect at the time made;

                      6. Default on Indebtedness or Other Security -- the Company or any Restricted Subsidiary
           fails to make any payment due on any one or more Material Obligations or any event shall occur or any condition shall exist in respect of any one or more Material Obligations of the Company or any Restricted
           Subsidiary, or under any agreement securing or relating to any such Material Obligations (and any such failure, event or condition shall not have been cured, waived or consented to by the holder or holders of such Material Obligations or a trustee therefor), the effect of which is

                                 a.         to cause (or permit any holder of
 such Material Obligation or a trustee of such
                      holder to cause) such Material Obligation or Material Obligations, or a portion thereof, to become due prior to its or their stated maturity or prior to its or their regularly scheduled dates of payment
                      (regardless of any limitations, such as those applicable to Subordinated Debt, on the amount of such Material Obligations which may be paid upon such acceleration),

                                 b.         to permit a trustee or the holder of
 any Security (other than common stock of the
                      Company or any Restricted Subsidiary) to elect a majority of the directors on the board of directors of the Company or such Restricted Subsidiary, or

                                 c.         to permit the holder of any such
 Material Obligation to require the Company or any
                      Restricted Subsidiary to repurchase such Material Obligation or a portion thereof from such holder;

                      7. Involuntary Bankruptcy Proceeding -- a receiver, liquidator, custodian or trustee of the
           Company or any Restricted Subsidiary, or of any of the Property of any of such Persons, is appointed by court order and such order remains in effect for more than ninety
 (90) days; or the Company or any
           Restricted Subsidiary is adjudicated bankrupt or insolvent; or any of the Property of any of such Persons is sequestered by court order and such order remains in effect for more than ninety (90) days; or a petition is filed against the Company or any Restricted Subsidiary under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and is not dismissed within thirty (30) days after such filing;

                      8. Voluntary Petitions -- the Company or any Restricted Subsidiary files a petition in voluntary bankruptcy or seeking relief under any provisions of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consents to the filing of any petition against it under such law;

                      9. Assignments for Benefit of Creditors, etc. -- the Company or a Restricted Subsidiary makes an assignment for the benefit of its creditors, is not paying its debts generally as they become due, admits in writing its inability to pay its debts generally as they become due or consents to the appointment of a receiver, trustee, custodian or liquidator of the Company or such Restricted Subsidiary or of all or any part of the Property of any of such Persons; or

                      10. Undischarged Final Judgments -- final judgment or judgments for the payment of money, aggregating in excess of Five Hundred Thousand Dollars ($500,000) for all such judgments, is or are outstanding against the Company or any of the Restricted Subsidiaries and any one of such judgments has been outstanding for more than thirty (30) days from the date of its entry and has not been discharged in full or stayed.

           B.         Default Remedies.

                      1. Acceleration on Event of Default. If an Event of Default exists, then

                                 a.         if such Event of Default is an Event
 of Default specified in clause  (g), clause (h) or
                      clause (i) of Section 9.1 of this Agreement with respect to outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, and

                                 b.         if such Event of Default is any
 other Event of Default, the holder or holders of at leas
                      thirty-five percent (35%) in principal amount of any Series of Notes then outstanding (exclusive of
                      Notes then held by any one or more of the Company, any Restricted Subsidiary or any Affiliate)
                      may exercise any right, power or remedy permitted to such holder or holders by law, and may, in particular, at its or their option, by notice in writing to the Company, declare all of such Series of
                      Notes to be, and all of such Series of Notes shall thereupon be and become, immediately due and payable, together with interest accrued thereon and together with the Yield-Maintenance Premium, if any, with respect to each Note in such Series, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company, provided that the Yield-
                      Maintenance Premium, if any, with respect to each such Note shall be due and payable upon such declaration only if

                                            (1)        such event is an Event
 of Default specified in any of clause (a) to clause
                                 (f), inclusive, or clause (j) of Section 9.1 of
 this Agreement,

                                            (2)        the holders making such
 declaration shall have given to the Company, at
                                 least ten (10) Business Days before such
 declaration, written notice stating its or their
                                 intention so to declare such Series of Notes to
 be immediately due and payable and
                                 identifying one or more such Events of Default
 whose occurrence on or before the date
                                 of such notice permits such declaration and

                                            (3)        one or more of the Events
 of Default so identified shall be continuing at the
                                 time of such declaration.

                      2. Acceleration on Payment Default. During the existence of an Event of Default described in Section 9.1(a) or Section 9.1(b) hereof, and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to Section 9.2(a)(ii) hereof, any holder of Notes who or which shall have not consented to any waiver with respect to such Event of Default may, at his or its option, by notice in writing to the Company, declare the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to such holder the entire principal of and interest accrued on such Notes and, to the extent permitted by law, the Yield-Maintenance Premium at such time with respect to such principal amount of such Notes.

                      3. Valuable Rights. The Company acknowledges, and the parties hereto agree, that the right of each holder to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) is a valuable right and that the provision for payment of a Yield-Maintenance
           Premium by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

                      4. Other Remedies. If any Event of Default or Default shall occur and be continuing, the holder of any Note may proceed to protect and enforce its rights under this Agreement and such Note by exercising such remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in this Agreement or in aid of the exercise of any power granted in this Agreement.
           No remedy conferred in this Agreement upon the holder of any Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy conferred herein or now or hereafter existing at law or in equity or by statute or otherwise.

                      5. Nonwaiver and Expenses. No course of dealing on the part of any holder of Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. If the Company shall fail to pay when due any principal of, or Yield-Maintenance Premium or interest on, any Note, or shall fail to comply with any other provision hereof, the Company shall pay to each holder of Notes, to the extent permitted by law, such further amounts as shall be sufficient to cover the costs and expenses, including but not limited to reasonable attorneys' fees, incurred by such holder in collecting any sums due on such Notes or in otherwise assessing, analyzing or enforcing any rights or remedies that are or may be available to it.

           C.         Annulment of Acceleration of Notes.

           If a declaration is made pursuant to Section 9.2(a)(ii) of this Agreement in respect of any Series of Notes by any holder or holders thereof then, and in every such case, the holders of sixty-six percent (66%) in aggregate
principal amount of such Series of Notes then outstanding (exclusive of Notes then owned by any one or more of
the Company, any Restricted Subsidiary or any Affiliate) may, by written instrument filed with the Company, rescind and annul such declaration, and the consequences thereof, provided that at the time such declaration is annulled
and rescinded:

                      1. no judgment or decree has been entered for the payment of any monies due pursuant to such Series of Notes or this Agreement;

                      2. all arrears of interest upon all of the Notes of such Series and all other sums payable under such Series of Notes and under this Agreement (except any principal of or interest on the Notes of such
           Series which has become due and payable by reason of such declaration under Section 9.2(a)(ii) of this
           Agreement) shall have been duly paid; and

                      3. each and every other Default and Event of Default shall have been waived pursuant to
           Section 11.4 of this Agreement or otherwise made good or cured,

and provided further that no such rescission and annulment shall extend to or affect any subsequent Default or
Event of Default or impair any right consequent thereon.

SECTION X.            INTERPRETATION OF THIS AGREEMENT

           A.         Terms Defined.

           As used in this Agreement, the following terms have (unless otherwise limited by the context) the following respective meanings (or the meanings set forth in the Section of this Agreement referred to opposite such term)
and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms
herein defined:

           "Adjusted Tangible Assets" -- at any time means all assets (including, without duplication, the capitalized value of any leasehold interest under any Capitalized Lease) except:

                      (a)  deferred assets and intangible assets,

                      (b) patents, copyrights, trademarks, trade names, franchises, goodwill, organizational expense, experimental expense and other similar intangible assets,

                      (c)  unamortized debt discount and expense, and

                      (d) assets located, and notes and receivables due from obligors domiciled, outside the United States of America, Puerto Rico or Canada.

           "Affiliate" -- means a Person (other than a Restricted Subsidiary)

                      (a) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Company,

                      (b) which beneficially owns or holds five percent (5%) or more of any class of the Voting Stock of the Company or

                      (c) five percent (5%) or more of the Voting Stock (or in the case of a Person which is not a corporation, five percent (5%) or more of the equity interest) of which is beneficially owned or held by the Company or a Subsidiary.

The term "control" means the possession, directly or indirectly, of the power to direct or cause the
direction of the management and policies of a Person, whether through the ownership of voting
securities, by contract or otherwise.

           "Agreement, this" -- means this agreement, as it may be amended and/or restated from time to time.

           "Asset Disposition Date" -- Section 7.5(a) of this Agreement.

           "Asset Securitization" -- means, with respect to any Person, a transaction involving the sale or transfer of receivables by such Person (an "Originator") to a special purpose corporation or
grantor trust (an "SPV") established solely for the purpose of purchasing such receivables from the
Company for cash in an amount equal to the Fair Market Value thereof; provided, however, that
the Company may (A) establish and maintain a reserve account containing cash or
 Securities as
a credit enhancement in respect of any such sale or (B) purchase or retain a subordinated interest
in such receivables being sold.

           "Asset Securitization Recourse Liability" -- means, at any time, with respect to any Person, the maximum amount of such Person's liability (whether matured or contingent)
 under any
agreement, note or other instrument in connection with any one or more Asset
 Securitizations in
which such Person has agreed to repurchase receivables or other assets, to provide direct or
indirect credit support (whether through cash payments, the establishment of reserve accounts
containing cash or Securities, an agreement to reimburse a provider of a letter of credit for any
draws thereunder, the purchase or retention of a subordinated interest in such receivables or other
assets, or other similar arrangements), or in which such Person may be otherwise liable for all or
a portion of any SPV's obligations under Securities issued in connection with such Asset
Securitizations.

           "Assumption and Restatement" -- Section 1.2(b) of this Agreement.

           "Bank Loan Agreement" -- means the Second Amended and Restated Loan Agreement, dated as of December 15, 1993, by and among the Company, the banks signatory thereto and
National Westminster Bank USA, as agent, as may be amended from time to time.

           "Board of Directors" -- at any time means the board of directors of the Company or any committee thereof which, in the instance, shall have the lawful power to exercise the power and
authority of such board of directors.

           "Business Day" -- at any time means a day other than a Saturday, a Sunday or, in the case of any Note with respect to which the provisions of Section 4.1 of this
 Agreement are applicable,
a day on which the bank designated (by the holder of such Note) to receive (for such holder's
account) payments on such Note is required by law (other than a general banking moratorium or
holiday for a period exceeding four (4) consecutive days) to be closed.

           "Capitalized Lease" -- means any lease the obligation for Rentals with respect to which is required to be capitalized on a balance sheet of the lessee in accordance with generally accepted
accounting principles.

           "Class A Notes" -- means "class A notes" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Date of Assumption and Restatement.

           "Class B Stock" -- means "class B stock" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Date of Assumption and Restatement.

           "Class B1 Common Stock" -- means the series of Class B stock comprising Class B stock purchased for cash after June 28, 1984.

           "Class C Stock" -- means "class C stock" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Date of Assumption and Restatement.

           "Company" -- introductory sentence to this Agreement.

           "Company Senior Obligations" -- at any time means, with respect to the Company, the sum of

                      (a) the aggregate unpaid principal amount of Senior Debt of the Company, plus

                      (b) the aggregate amount of all Capitalized Leases of the Company plus

                      (c) Restricted Guarantees of the Company computed on the basis of total outstanding contingent liability, plus

                      (d) Asset Securitization Recourse Liabilities of the Company (meeting the conditions set forth in either clause (i) or clause (ii) below):

                                 (i)        to the extent, but only to the
extent, that such obligations arise from
                      the Company's obligation to repurchase receivables or other assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables; or

                                 (ii)       if the Company shall maintain a
 reserve account containing cash
                      or Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein, to the extent, but only to the extent, of the amount of such reserve account or subordinated interest.

           "Consolidated Adjusted Net Income" -- for any fiscal period of the Company means net earnings or net loss (determined on a consolidated basis) of the Company and the Restricted
Subsidiaries after income taxes for such period, but excluding from the determination of such
earnings the following items (together with the income tax effect, if any, applicable thereto):

                      (a)        the proceeds of any life insurance policy;

                      (b) any gain or loss arising from the sale of capital assets;

                      (c) any gain arising from any reappraisal, revaluation or write-up of assets;

                      (d) any gain arising from transactions of a non-recurring or nonoperating and material nature or arising from sales or other dispositions relating to the discontinuance of operations;

                      (e) earnings of any Restricted Subsidiary accrued prior to the date it became a Restricted Subsidiary;

                      (f) earnings of any corporation, substantially all the assets of which have been acquired in any manner, realized by such other corporation prior to the date of such acquisition;

                      (g) net earnings of any business entity (other than a Restricted Subsidiary) in which the Company or any Restricted Subsidiary has an ownership interest, unless such net earnings shall have actually been received by the Company or such Restricted
           Subsidiary in the form of cash distributions;

                      (h) any portion of the net earnings of any Restricted Subsidiary which for any reason is unavailable for payment of dividends to the Company or any other Restricted
           Subsidiary;

                      (i) the earnings of any Person to which assets of the Company shall have been sold, transferred or disposed of, or into which the Company shall have merged, prior to the date of such transaction;

                      (j) any gain arising from the acquisition of any Securities of the Company or any Subsidiary; and

                      (k) any amortization of deferred or other credit representing the excess of the equity in any Subsidiary at the date of acquisition thereof over the amount invested in such
           Subsidiary.

           "Consolidated Adjusted Net Worth" -- at any time means, with respect to the Company and the Restricted Subsidiaries (determined on a consolidated basis):

                      (a) the amount of capital stock liability plus (or minus in the case of a deficit)
           the capital surplus and earned surplus of the Company and the Restricted Subsidiaries, less (without duplication) the sum of

                      (b) the net book value, after deducting any reserves applicable thereto, of all items of the following character which are included in the assets of the Company and the
           Restricted Subsidiaries:

                                 (i)        all deferred charges and prepaid
 expenses other than prepaid
                      taxes and prepaid insurance premiums;

                                 (ii)       treasury stock;

                                 (iii)       unamortized debt discount and
 expense and unamortized stock
                      discount and expense;

                                 (iv)       goodwill, the excess of the cost of
 assets acquired over the book
                      value of such assets on the books of the transferor, the excess of the cost of investments in any Person (including any Subsidiary) over the value of such investments on the books of such Person at the time of making such investments, organizational or experimental expense, patents, trademarks, copyrights, trade names and other intangibles;

                                 (v)        all receivables (other than
 Eurodollar deposits) owing by Persons
                      whose principal place of business or principal assets are located in any jurisdiction other than the United States of America or Canada; and

                                 (vi)       any increment resulting from any
 reappraisal, revaluation or write-
                      up of capital assets subsequent to December 31, 1991.

If, notwithstanding Section 7.14, the Company shall have any Restricted
 Investments outstanding
at any time, such Restricted Investments shall be excluded from Consolidated
 Adjusted Net Worth.

           "Consolidated Assets" -- at any time means the assets of the Company and the Restricted
Subsidiaries that would be reflected on a consolidated balance sheet for the
 Company and the
Restricted Subsidiaries at such time.

           "Consolidated Debt" -- at any time means all Debt of the Company and the Restricted
Subsidiaries, plus, without duplication, the aggregate amount of the obligations of the Company
and the Restricted Subsidiaries set forth below, at such time:

                      1. the face amount of all letters of credit issued by the Company or any
           Restricted Subsidiary and all bankers' acceptances accepted by the Company or any
           Restricted Subsidiary; and

                      2. the aggregate amount of all assets with respect to which the Company or a Restricted Subsidiary has any Asset Securitization Recourse Liabilities in respect of promissory notes and other interest bearing obligations sold or otherwise transferred by the Company or any Restricted Subsidiary (regardless of whether such aggregate amount of assets is in excess of the amount of such Asset Securitization Recourse Liabilities), whether for the repurchase of defaulted notes or obligations or otherwise.

           "Consolidated Earnings Available for Fixed Charges" -- for any fiscal period of the Company means the sum of

                      (a) Consolidated Adjusted Net Income for such period; plus

                      (b) to the extent deducted in determining Consolidated Adjusted Net Income for such period,

                                 (i)        all provisions for any Federal,
 state or other income taxes made
                      by the Company and the Restricted Subsidiaries during such period, and

                                 (ii)       Consolidated Fixed Charges during
 such period;

           plus

                      (c)        the NCB Development Corporation Contribution.

           "Consolidated Effective Net Worth -- at any time means the sum of

                      (a)        Consolidated Adjusted Net Worth at such time;
 plus

                      (b) the aggregate outstanding principal amount of Class A Notes at such time.

           "Consolidated Fixed Charges" -- for any fiscal period of the Company means, on a consolidated basis for the Company and the Restricted Subsidiaries, the sum of:

                      (a) all interest and all amortization of Debt discount and expense on all Debt for borrowed money of the Company and the Restricted Subsidiaries;
 plus

                      (b) all Rentals payable during such period by the Company and the Restricted
           Subsidiaries.

           "Consolidated Net Earnings" -- means, for any period, the net income or loss of the
Company and the Restricted Subsidiaries, as applicable (determined on a consolidated basis for
such Persons at such time), for such period, as determined in accordance with generally accepted
accounting principles in effect at such time.

           "Consolidated Senior Debt" -- at any time means the aggregate amount of the obligations of the Company and the Restricted Subsidiaries set forth below that would be reflected on a
consolidated balance sheet for the Company and the Restricted Subsidiaries at such time:

                      (a)        the Notes;

                      (b) all other Debt of the Company or a Restricted Subsidiary for borrowed money that is not expressed to be subordinate or junior to any other Debt;

                      (c) all Guarantees of the Company or a Restricted Subsidiary;

                      (d)        all obligations in respect of Capitalized
 Leases;

                      (e) in respect of the Company or any Restricted Subsidiary, the aggregate amount of all demand and term deposits made by any Person with the Company or such
           Restricted Subsidiary (including, without limitation, certificates of deposit issued by the
           Company or such Restricted Subsidiary); and

                      (f) Asset Securitization Recourse Liabilities to the extent, but only to the extent, that such obligations have matured.

           "Consolidated Taxable Income" -- means, in respect of the Company for any calendar year, the taxable income for such calendar year reported by the Company on its tax return filed with the
Internal Revenue Service (or other successor federal agency) for such calendar year.

           "Date of Assumption and Restatement" -- Section 1.2(b) of this Agreement.

           "Debt" -- at any time with respect to any Person means all obligations of such Person that in accordance with generally accepted accounting principles would be classified on a balance sheet
of such Person as liabilities of such Person (except as specified in clause (d)
 below), including
(without limitation) all

                      (a) direct debt and other similar recourse and non-recourse monetary obligations of such Person,

                      (b) obligations secured by any Lien upon Property owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations,

                      (c) obligations created or arising under any conditional sale, financing lease, or other title retention agreement with respect to Property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of such Property,

                      (d) Guarantees of such Person (whether or not such Guarantees are classified as liabilities on the balance sheet of such Person at such time),

                      (e) obligations in respect of Capitalized Leases, and

                      (f) in respect of the Company or any Restricted Subsidiary, the aggregate amount of all demand and term deposits made by any Person with the Company or such
           Restricted Subsidiary (including, without limitation, certificates of deposit issued by the
           Company or such Restricted Subsidiary).

           "Default" -- means an event or condition the occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

           "Disposition Assets" -- Section 7.5(a) of this Agreement.

           "Disposition Stock" -- Section 7.4 of this Agreement.

           "Disposition Subsidiary" -- Section 7.4 of this Agreement.

           "Disposition Value" -- with respect to any Property means the greater of

                      (a) the book value of such Property as reflected on the balance sheet of the owner of such Property and

                      (b)        the Fair Market Value of such Property,

           in each case as of the time of the disposition of such Property.

           "Distribution" -- in respect of any corporation means:

                      (a) dividends or other distributions on capital stock of the corporation (except distributions in such stock); and

                      (b) the redemption or acquisition of such stock or of warrants, rights or other options to purchase such stock (except when solely in exchange for such stock) unless made, contemporaneously, from the net proceeds of a sale of such stock.

           "Eligible Derivatives" -- means derivative Securities which are sold in the ordinary course of the business of the Company and the Restricted Subsidiaries for the purpose of hedging or
otherwise managing portfolio risk.

           "ERISA" -- means the Employee Retirement Income Security Act of 1974, as amended from time to time.

           "Event of Default" -- Section 9.1 of this Agreement.

           "Exchange Act" -- means the Securities Exchange Act of 1934, as amended.

           "Existing NCBCC Note Agreement" -- Section 1.1(a) of this Agreement.

           "Existing NCBCC Notes" -- Section 1.1(a) of this Agreement.

           "Existing Series A Notes" -- Section 1.1(a) of this Agreement.

           "Existing Series B Notes" -- Section 1.1(a) of this Agreement.

           "Existing Series C Notes" -- Section 1.1(a) of this Agreement.

   "Fair Market Value" -- at any time with respect to any Property, means the sale value of such
Property that would be realized in an arm's-length sale at such time between an informed and
willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

           "Financial Covenant" -- shall mean any covenant, agreement or provision (including, without limitation, the definitions applicable thereto) of or applicable to the Company or any Restricted
Subsidiary contained in any agreement governing, or instrument evidencing, any
 Debt (or
commitment to lend), other than Debt or a commitment to lend among the Company and one or
more Restricted Subsidiaries, of the Company or any Restricted Subsidiary in an
 aggregate
principal amount greater than Five Million Dollars ($5,000,000), which covenant, agreement or
provision:

                      (i) requires the Company or any Restricted Subsidiary to maintain specified financial amounts or ratios or to meet other financial tests;

                      (ii) restricts the ability of the Company or any Restricted Subsidiary to:

                                 (a)        make Distributions, investments,
 capital expenditures or operating
                      expenditures of any kind;

                                 (b)        incur, create or maintain any Debt
 (or other obligations) or Liens;

                                 (c)        merge, consolidate or acquire or be
 acquired by any Person;

                                 (d)        sell, lease, transfer or dispose of
 any Property (other than
                      restrictions imposed solely upon collateral, and not upon Property of the Company or any Restricted Subsidiary generally, by holders of Liens thereon which are permitted by this Agreement); or

                                 (e)        issue or sell any capital stock
 of any kind;

                      (iii) is similar to any provision in Section 7 of this Agreement; or

                      (iv) provides that a default or event of default shall occur, or that the Company or any Restricted Subsidiary shall be required to prepay, redeem or otherwise acquire for value any Debt or security as a result of its failure to comply with any provision similar to any of those set forth in any of the foregoing clauses (i), (ii) or
 (iii).

           "Financing Agreement" -- means the Financing Agreement, made as of December 21,
1989, by and between the Department of the Treasury, an executive department of the United
States government, and the Company, as in effect on the Date of Assumption and Restatement.

           "Financing Documents" -- means this Agreement, the Notes, the other Separate Senior
Note Agreements, the Other Restated Note Agreements, the Other Restated Notes,
 the Bank Loan
Agreement, and the other agreements and instruments to be executed pursuant to the terms of
each of such Financing Documents, as each may be amended from time to time.

           "Guarantees" -- at any time means, subject to the last sentence of this definition, all obligations of any Person guaranteeing or in effect guaranteeing any indebtedness or obligation
or dividend of any other Person (the "primary obligor") in any manner, whether directly or indirectly,
including, without limitation, all obligations incurred through an agreement, contingent or otherwise,
by such Person

                      (a) to purchase any indebtedness or obligation or any Property constituting security therefore,

                      (b)        to advance or supply funds

                                 (i)        for the purchase or payment of any
 indebtedness or obligation or

                                 (ii)       to maintain working capital, equity
 capital or other balance sheet
                      condition or otherwise to advance or make available funds for the purchase or payment of any indebtedness or obligation,

                      (c) to purchase Property, Securities or services primarily for the purpose of assuring the owner of any indebtedness or obligation of the ability of the primary obligor to make payment of the indebtedness or obligation or

                      (d) otherwise to assure the owner of the indebtedness or obligation of the primary obligor against loss in respect thereof (including, without limitation, contingent reimbursement obligations under letters of credit).

For purposes of this definition, (i) liabilities or endorsements in the ordinary course of business of
checks and other negotiable instruments for deposit or collection,
 (ii) obligations of the Restricted
Subsidiaries to acquire assets from the Company in the ordinary course of business, and (iii) Asset
Securitization Recourse Liabilities shall be deemed not to be "Guarantees."

           "Investments" -- the definition of "Restricted Investments".

           "Lien" -- means any interest in Property securing an obligation owed to, or a claim by, a
Person other than the owner of the Property, whether such interest is based on the common law,
statute or contract, and including but not limited to the security interest lien arising from a mortgage,
encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for
security purposes.  The term "Lien" shall include reservations, exceptions, encroachments,
easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and
encumbrances affecting Property.  For the purposes of this Agreement, the
 Company or a
Restricted Subsidiary shall be deemed to be the owner of any Property which it has acquired or
holds subject to a conditional sale agreement, financing lease or other arrangement pursuant to
which title to the Property has been retained by or vested in some other Person for security
purposes.

           "Long-Term Lease" -- means any lease (other than a Capitalized Lease) having an original term, including any period for which the lease may be renewed or extended at the option of the
lessor, of more than one (1) year at the time the lessee shall have entered into such lease.

           "Material Obligation(s)" -- means any one or more Debts or other Securities having an aggregate outstanding principal or stated amount for all such Debts or other
 Securities of One
Million Dollars ($1,000,000) or more.

           "NCBCC" -- Section 1.1(a) of this Agreement.

           NCB Development Corporation Contribution -- means the contribution made by the
Company to NCB Development Corporation in any fiscal period of the Company pursuant to 12
U.S.C. 3051(d), as in effect on the Date of Assumption and Restatement.

           "Notes" -- Section 1.2(a)(iv) of this Agreement.

           "Other Purchaser(s)" -- Section 1.2(c) of this Agreement.

           "Other Restated Note Agreements" -- means and includes
 (i) the Assumption Agreement
and Amended and Restated Senior Note Agreement, dated as of December 1, 1993, in respect
of the Company's Amended and Restated 10.15% Senior Notes due October 15, 1995,
(ii) the
Assumption Agreement and Amended and Restated Senior Note Agreement, dated as of December 1, 1993, in respect of the Company's Amended and Restated 9% Senior
 Notes due
April 26, 1994, and (iii) the separate Assumption Agreement and Amended and
 Restated Senior
Note Agreements, dated as of December 1, 1993, in respect of the Company's
 Amended and
Restated 9.28% Senior Notes due December 15, 1994, as each may be amended from time to
time.

           "Other Restated Notes" -- means and includes each of the senior notes of the Company issued under the Other Restated Note Agreements, as each may be amended from time to time.

           "Patronage Dividends" -- means "patronage dividend", as such term is defined in 12 U.S.C.
 3019(b)(2) as in effect on the Date of Assumption and Restatement.

           "Pension Plans" -- means all "employee pension benefit plans", as such term is defined in
Section 3 of ERISA, maintained or participated in by the Company or any of the Subsidiaries, as
from time to time in effect.

           "Permitted Proceeds Application" -- means, in connection with a sale of assets in accordance with Section 7.5 hereof or a sale of Subsidiary Stock in accordance with Section 7.4
hereof, the application by the Company or a Restricted Subsidiary of the amount of proceeds
specified in such Section to any of the following:

                      (a) the acquisition by the Company or such Restricted Subsidiary of Adjusted
           Tangible Assets to be used in the ordinary course of business of the Company or such
           Restricted Subsidiary within ninety (90) days of such sale, so long as any proceeds to be applied pursuant to this clause (a) are invested in accordance with clause (c) hereof until such time as such proceeds are so applied,

                      (b) the prepayment, allocated in proportion to the respective outstanding principal amounts thereof, of each of the Notes and the Other Restated Notes in accordance with Section 5.2 of this Agreement and Section 5.2 of each of the Other
           Restated Agreements, as the case may be, within ten (10) Business Days following the consummation of such sale, so long as any proceeds to be applied pursuant to this clause
           (b) are invested in accordance with clause (c) hereof until such time as such proceeds are so applied, or

                      (c) the investment of such proceeds in any Investment specified in clauses (d)
           to (k), inclusive, of the definition of "Restricted Investment" no later than the next Business
           Day following the consummation of such sale; provided that such proceeds are applied as provided in either of the foregoing clauses (a) or (b) of this definition within the period therein specified.

           "Person" -- means an individual, partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.

           "Property" -- means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

           "Purchasers" -- means and includes each of the Persons listed in the Purchaser Schedule.

           "Purchaser Schedule" -- Section 1.2(b) of this Agreement.

           "Qualified Assets" -- at any time means the sum of

                      (a) the principal amount of all promissory notes and other interest bearing obligations of the Company owned in the ordinary course of the Company's business less
           (i) reserves for credit losses applicable thereto, and
 (ii) unearned income,

                      (b)        the Company's cash on hand and in banks, and

                      (c) the Company's Investments other than Restricted Investments.

           "Reinvestment Yield" -- the definition of "Yield-Maintenance
 Premium".

           "Rentals" -- at any time means all fixed rentals (including as such all payments which the lessee is obligated to make to the lessor on termination of a lease or surrender of leased Property)
payable by the Company or a Restricted Subsidiary, as lessee or sublessee under a lease of
Property, exclusive of any amounts required to be paid by the Company or a
 Restricted Subsidiary
(whether or not designated as rents or additional rents) on account of maintenance, repairs,
insurance, taxes and similar charges.  Fixed rents under any so-called
 "percentage leases" shall be
computed solely on the basis of the minimum rents, if any, required to be paid by the lessee
regardless of sales volume or gross revenues.

           "Required Holders" -- at any time means the holder or holders of at least sixty-six and two-
thirds percent (662/3%) in aggregate principal amount of each of the Series A
 Notes, the Series B
Notes and the Series C Notes at the time outstanding (exclusive of Notes then owned by any one
or more of the Company, any Restricted Subsidiary and any Affiliates).

           "Restricted Guarantees" -- at any time means all Guarantees by the Company of obligations of others that constitute sum certain obligations at the time such Guarantees are incurred.

           "Restricted Investments" -- at any time means all investments, made in cash or by delivery of Property, by the Company and the Restricted Subsidiaries (x) in any Person,
 whether by
acquisition of stock, indebtedness or other obligations or Securities, or by loan, advance or capital
contribution, or otherwise, or (y) in any Property (items (x) and (y) herein called "Investments"),
except the following:

                      (a) Investments in and to Restricted Subsidiaries, including any Investment in a corporation which, after giving effect to such Investment, will become a Restricted
           Subsidiary and including Investments in a Restricted Subsidiary that is designated as a
           Subsidiary in compliance with the proviso to the definition of "Restricted Subsidiary" so long as such Investments were made prior to the date of such designation;

                      (b) Investments in Property to be used by the Company and the Restricted
           Subsidiaries in the ordinary course of their respective businesses;

                      (c) Investments in promissory notes and other interest bearing obligations acquired in the ordinary course of business of the Company or the Restricted Subsidiaries;

                      (d) Investments in commercial paper of any corporation which, at the time of acquisition by the Company or a Restricted Subsidiary, is accorded the highest rating by
           Standard & Poor's Corporation, Duff & Phelps, Inc. or Moody's Investors Service, Inc. (or
           any other nationally recognized credit rating agency of similar standing if none of such corporations is then in the business of rating commercial paper);

                      (e) Investments in direct obligations of the United States of America;

                      (f) Investments in marketable obligations fully guaranteed or insured by the
           United States of America or marketable obligations for which the full faith and credit of the
           United States of America is pledged for the repayment in full of all principal and interest thereon;

                      (g) Investments in marketable obligations issued or fully guaranteed or insured by any agency, instrumentality or corporation of the United States of America established by the United States Congress or marketable obligations for which the credit of any such agency, instrumentality or corporation is pledged for the repayment in full of all principal and interest thereon;

                      (h) Investments in marketable general obligations of any state, territory or possession of the United States of America, or any political subdivision of any of the foregoing, or the District of Columbia, given one of the three (3) highest credit ratings in respect of the type of such obligations by Standard & Poor's Corporation or Moody's
           Investors Service, Inc., and the obligor of which

                                 (i)        has general taxing authority and
 the power to levy such taxes as
                      may be required for the payment of principal and interest thereon, and

                                 (ii)       has unconditionally fully secured
 the payment of principal and
                      interest on such obligations with its full faith and credit;

                      (i) Investments in domestic and Eurodollar negotiable time and variable rate certificates of deposit issued by Selected Commercial Banks;

                      (j) Investments in marketable bankers' acceptances and finance bills accepted by Selected Commercial Banks;

                      (k) Investments in repurchase, reverse repurchase and security lending agreements fully collateralized by marketable obligations issued by the United States of
           America or by any agency or instrumentality thereof;

                      (l) Investments in federal funds or similar unsecured loans to Selected
           Commercial Banks having a maturity of not more than four (4) days from the date of acquisition thereof;

                      (m) Investments in marketable corporate debt securities given a credit rating of "A" or better by each of Standard & Poor's Corporation and Moody's Investors Service,
           Inc.;

                      (n) Investments in asset-backed securities issued against a pool of receivables which (i) have an average life or final maturity of not more than five (5) years and (ii) have been given a long-term rating of "AAA" or better by Standard & Poor's Corporation or
           Moody's Investors Service, Inc.; and

                      (o) Investments in mortgage-backed securities issued against an underlying pool of mortgages which (i) have an average life, as determined by the dealer's prepayment assumptions at the time of purchase, of not more than five
 (5) years and (ii)
           have been given a long-term rating of "AAA" or better by Standard & Poor's Corporation or Moody's Investors Service, Inc.;

provided, that notwithstanding the foregoing clauses (a) through (o), inclusive, the term Restricted
Investments shall for all purposes include all Investments described in the foregoing clauses (d)
through (k), inclusive, to the extent that they mature more than one (1) year from the date of
acquisition thereof by the Company or a Restricted Subsidiary.

           "Restricted Payments" -- Section 7.14(a) of this Agreement.

           "Restricted Subsidiary" -- means a Subsidiary engaged in one or more of the businesses referred to in Section 2.3(c) of this Agreement:

                      (a) organized under the laws of the United States of America or a jurisdiction thereof;

                      (b) that conducts substantially all of its business and has substantially all of its
           Property within the United States of America and/or Canada;

                      (c) one hundred percent (100%) of all stock and equity Securities (except directors' qualifying shares) of which are legally and beneficially owned, directly or indirectly, by the Company, provided, however, if such Subsidiary is NCB Mortgage Corporation, a
           Delaware corporation, then, one hundred percent (100%) of all Voting Stock and eighty percent (80%) of all equity Securities (except directors' qualifying shares) of which are legally and beneficially owned, directly or indirectly, by the Company; and

                      (d) that is designated by the Board of Directors to be included in the definition of Restricted Subsidiary for all purposes of this Agreement;

provided, that any Subsidiary having been designated a Restricted Subsidiary may thereafter
become a Subsidiary (other than a Restricted Subsidiary) by designation of the
 Board of Directors
if at the time of such change in characterization and after giving effect thereto

                       (i)       no Default or Event of Default shall exist, and

                       (ii) after the elimination of the net earnings of any such Subsidiary from
           Consolidated Adjusted Net Income for the period subsequent to December 31, 1991, the
           Company would have been entitled, pursuant to the provisions of
 Section 7.14, to declare
           or make all Restricted Payments declared or made during such period.

           "Securities Act" -- means the Securities Act of 1933, as amended.

           "Security" -- shall have the same meaning as in Section 2(1) of the Securities Act; provided, however, that Asset Securitization Recourse Liabilities shall not constitute
 "Securities" except (i) to the
extent that such obligations arise from the Company's obligation to repurchase receivables or other
assets as a result of a default in payment by the obligor thereunder or any other default in
performance by such obligor under any agreement related to such receivables or
 (ii) if the
Company shall maintain a reserve account containing cash or Securities in respect of any such
obligations or shall retain or purchase a subordinated interest therein, to the extent of the amount
of such reserve account or subordinated interest.

           "Selected Commercial Bank" -- means

                      (a) one of the one hundred (100) largest commercial banks organized under the laws of the United States of America or any state thereof and accorded a rating of "B"
           or better by Thomson BankWatch, Inc. (or accorded a comparable rating by another nationally recognized rating agency of similar standing if Thomson BankWatch, Inc. is not then in the business of rating commercial banks); or

                      (b) one of the fifty (50) largest commercial banks organized under the laws of the United States of America or any state thereof and accorded a rating of "B/C" or better by Thomson BankWatch, Inc. (or accorded a comparable rating by another nationally recognized rating agency of similar standing if Thomson BankWatch, Inc. is not then in the business of rating commercial banks).

           "Senior Debt" -- means the Notes, all other Debt of the Company for borrowed money that is not expressed to be subordinate or junior to any other Debt, and Asset
 Securitization Recourse
Liabilities to the extent, but only to the extent, that such obligations have matured.

           "Separate Senior Note Agreements" -- Section 1.2(c) of this Agreement
.

           Series; Series of Notes -- means any one or more of the Series A Notes, the Series B
Notes or the Series C Notes, as the context may require.

           "Series A Notes" -- Section 1.2(a)(i) of this Agreement.

           "Series B Notes" -- Section 1.2(a)(ii) of this Agreement.

           "Series C Notes" -- Section 1.2(a)(iii) of this Agreement.

           "SPV" -- has the meaning assigned to such term in the definition of "Asset Securitization" in this Section 10.1.

           "Subordinated Debt" -- means (a) the Class A Notes and (b) all notes, debentures or other evidences of indebtedness of the Company for borrowed money of the Company which shall
contain or have applicable thereto subordination provisions providing for the subordination of such
indebtedness to the Notes and all other Senior Debt (but not to any other Debt)
 of the Company
substantially in the following form:

                      "Anything in this subordinated note to the contrary notwithstanding, the indebtedness evidenced by this subordinated note shall be subordinate and junior in right of payment, to the extent and in the manner hereinafter set forth, to all indebtedness of the
           Company for money borrowed, whether outstanding at the date of this subordinated note or incurred after the date of this subordinated note, which is not by its terms subordinate or junior to any other indebtedness of the Company (such indebtedness of the Company, together with (i) all premiums (if any) due on such indebtedness,
 (ii) all interest accrued on
           such indebtedness (including, without limitation, any interest which accrues after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of the Company, whether or not such interest is allowed under applicable law), and (iii) all other amounts payable from time to time to the holders of, or in respect of, such indebtedness (including, without limitation, all costs and expenses relating thereto) to which this subordinated note is subordinate and junior
 being herein called           "Superior Indebtedness")

                                 (a)        in the event of any sale under or in
 accordance with any judgment
                      or decree rendered in any proceeding by or on behalf of the holder or holders of this subordinated note or in the event of any distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, of all or any part of the assets of the Company, or the proceeds thereof, to creditors of the Company occurring by reason of any liquidation, dissolution or winding up of the Company or in the event of any execution sale, receivership, insolvency, bankruptcy, liquidation, readjustment, reorganization or other similar proceeding relative to the Company or its debts or properties, then in any such event the holders of any and all Superior Indebtedness shall be preferred in the payment of their claims over the holder or holders of this subordinated note, and such Superior
                      Indebtedness shall be first paid and satisfied in full before any payment or distribution of any kind or character, whether in cash, property or securities (other than securities which are subordinate and junior in right of payment to the payment of all Superior Indebtedness which may at the time be outstanding pursuant to terms substantially identical to the terms of this subordinated note), shall be made upon this subordinated note; and in any such event any dividend or distribution of any kind or character, whether in cash, property or securities (other than in securities which are subordinate and junior in right of payment to the payment of all Superior Indebtedness which may at the time be outstanding pursuant to terms substantially identical to the terms of this subordinated
 note) which shall be made
                      upon or in respect of the indebtedness evidenced by this subordinated note, or any renewals or extensions hereof, shall be paid over to the holders of such
                      Superior Indebtedness, pro rata, for application in payment thereof unless and until such Superior Indebtedness shall have been paid and satisfied in full;

                                 (b)        in the event that pursuant to the
 provisions hereof this
                      subordinated note is declared or becomes due and payable before its expressed maturity because of an occurrence of an event of default described herein (under circumstances when the foregoing clause (a) shall not be applicable) or otherwise, no amount shall be paid by the Company in respect of the principal, interest or premium on this subordinated note (or any other amounts due in respect thereof), except at the stated maturity hereof (all subject to the foregoing clause (a) above), unless and until all Superior Indebtedness outstanding at the time this subordinated note so becomes due and payable because of any such event shall have been paid in full in cash or payment thereof shall have been provided for in a manner satisfactory to the holders of such outstanding Superior Indebtedness;

                                 (c)        without limiting the effect of any
 of the other provisions hereof,
                      during the continuance of any default with respect to any Superior Indebtedness or any agreement relating thereto, or any default in the payment of any Superior
                      Indebtedness, no payment of principal, sinking fund, interest or premium (or any other amount) shall be made on or with respect to the indebtedness evidenced by this subordinated note or any renewals or extensions hereof; and

                                 (d)        during any period of time when,
 pursuant to the foregoing
                      paragraphs (b) or (c), payment may not be made on the indebtedness evidenced by this subordinated note, then the holder of this subordinated note shall take no action against or with respect to the Company to seek or to enforce collection of the Notes or to exercise any of such holder's rights with respect to this subordinated note, which prohibition shall include, without limitation, a prohibition against any acceleration of this subordinated note, the filing of a collection action, or the initiation of a bankruptcy petition against the Company.

                      The Company covenants and agrees, for the benefit of each and every present and future holder of Superior Indebtedness, that in the event that pursuant to the provisions hereof this subordinated note is declared or becomes due and payable because of an occurrence of an event of default described herein or otherwise, then each holder of any
           Superior Indebtedness then outstanding shall have the right to declare immediately due and payable on demand all or any part of such Superior Indebtedness owing and payable to such holder, regardless of any other maturity or terms of said Superior Indebtedness;
           and if and when any such default has occurred, or any notice of default under the terms hereof may be served upon the Company, then in each such event the Company shall and hereby agrees that it will immediately notify the holders of the Superior Indebtedness of such default or notice thereof, as the case may be.

                      No right of any present or future holder of any Superior Indebtedness of the
           Company to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any failure to act on the part of the Company, or by any noncompliance by the Company with the terms, provisions and covenants of this subordinated note, regardless of any knowledge thereof that any such holder of Superior
           Indebtedness may have or be otherwise charged with. The provisions hereof are solely for the purpose of defining the relative rights of the holders of Superior Indebtedness on the one hand, and the holder or holders of this subordinated note on the other hand, and nothing herein shall impair, as between the Company and the holder of this subordinated note, the obligation of the Company to pay to the holder hereof the principal, premium, if any, and interest hereon in accordance with its terms, nor shall anything herein prevent the holder of this subordinated note from exercising all remedies otherwise permitted by applicable law or hereunder upon default hereunder, subject to the rights, if any, of holders of Superior Indebtedness as herein provided. Each and every holder of this subordinated note by acceptance hereof shall undertake and agree for the benefit of each holder of
           Superior Indebtedness to execute, verify, deliver and file any proofs of claim, consents, assignments or other instruments which any holder of Superior Indebtedness may at any time require in order to prove and realize upon any rights or claims pertaining to this subordinated note and to effectuate the full benefit of the subordination contained herein and, upon failure of any such holder of this subordinated note so to do, any such holder of Superior Indebtedness shall be deemed to be irrevocably appointed the agent and attorney-in-fact of such holder of this subordinated note to execute, verify, deliver and file any such proofs of claim, consents, assignments or other instruments.
"

           "Stock Disposition Date" -- Section 7.4 of this Agreement.

           "Subsidiary" -- means a corporation organized under the laws of the United States or
Canada, or a jurisdiction thereof, of which the Company owns, directly or indirectly, more than fifty
percent (50%) of the Voting Stock.

           "Subsidiary Stock" -- Section 7.4 of this Agreement.

           "Voting Stock" -- means Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to vote in the election of the corporate
directors (or persons performing similar functions).

           "Yield-Maintenance Premium" -- means, with respect to any Note in any Series of Notes, a premium equal to the excess, if any, of the Discounted Value of the Called
 Principal of such Note
over the sum of

                      (i)        such Called Principal plus

                      (ii) interest accrued thereon subsequent to the most recent scheduled interest payment date up to and including the Settlement Date with respect to such Called
           Principal.

The Yield-Maintenance Premium shall in no event be less than zero (0).

As used in this definition,

                      "Called Principal" -- means, with respect to any Note in any Series, the principal of such Note that is to be prepaid pursuant to Section 5.2 of this Agreement or is declared to be immediately due and payable pursuant to Section 9 of this Agreement, as the context requires.

                      "Discounted Value" -- means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such
           Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on a semiannual basis) equal to the Reinvestment Yield with respect to such Called Principal.

                      "Reinvestment Yield" -- means, with respect to the Called Principal of any Note, the yield to maturity implied by

                                 (a)        the yields reported, as of 10:00
 a.m. (New York City time) on the
                      Business Day next preceding the Settlement Date with respect to such Called
                      Principal, on the display designated as "Page 678" on the Telerate Service (or such other display as may replace Page 678 on the Telerate Service) for actively traded
                      U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or if such yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable,

                                 (b)        the Treasury Constant Maturity
 Series yields reported, for the latest
                      day for which such yields shall have been so reported as of the Business Day next preceding the Settlement Date with respect to such Called Principal, in Federal
                      Reserve Statistical Release # H.15(519) (or any comparable successor publication)
                      for actively traded U.S. Treasury securities having a constant maturity equal to the
                      Remaining Average Life of such Called Principal as of such Settlement Date.

           Such implied yield shall be determined, if necessary, by

                                 (i)        converting U.S. Treasury bill
 quotations to bond-equivalent yields
                      in accordance with accepted financial practice and

                                 (ii)       interpolating linearly between
 reported yields.

                      "Remaining Average Life" -- means, with respect to the Called Principal of any Note, the number of years (calculated to the nearest one-twelfth (1/12) year) obtained by dividing

                                 (a)        such Called Principal into

                                 (b)        the sum of the products obtained
 by multiplying

                                            (i)        each Remaining Scheduled
 Payment of such Called
                                 Principal (but not of interest thereon) by

                                            (ii)       the number of years
 (calculated to the nearest one-twelfth
                                 (1/12) year) which will elapse between the
 Settlement Date with respect to
                                 such Called Principal and the scheduled due
 date of such Remaining
                                 Scheduled Payment.

                      "Remaining Scheduled Payments" -- means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due on or after the Settlement Date with respect to such Called Principal if no payment of such
           Called Principal were made prior to its scheduled due date.

                      "Settlement Date" -- means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to
 Section 5.2 or is declared
           to be immediately due and payable pursuant to Section 9, as the context requires.

           B.         Accounting Principles.

           Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for any
purpose under this Agreement, it shall be done in accordance with generally accepted accounting principles
at the time in effect on the date of, or at the end of the period covered by, the financial statements from
which such asset, liability, item of income, or item of expense, is derived, except where such principles are
inconsistent with the requirements of this Agreement.

           C.         Directly or Indirectly.

           Where any provision in this Agreement refers to action to be taken by any Person, or which such
Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or
indirectly by such Person.

           D.         Governing Law.

           THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH INTERNAL NEW YORK LAW.

SECTION XI.           MISCELLANEOUS

           A.         Notices.

           All communications under this Agreement or under the Notes shall be in writing and shall be mailed by registered or certified mail, telecopied or sent by overnight courier,

                      1. if to you, at your address shown on the Purchaser Schedule, marked for attention as therein indicated, or at such other address as you may have furnished the Company in writing,
           or

                      2. if to the Company, at its address set forth in Section 7.3 of this Agreement, or at such other address as it may have furnished in writing to you and all other holders of the Notes at the time outstanding.

Any notice so addressed and mailed by registered or certified mail, telecopied or sent by overnight courier
shall be deemed to be given when so mailed, telecopied or sent.

           B.         Survival.

           All warranties, representations, and covenants made by the Company herein or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been
relied upon by you and shall survive the delivery to you of the Notes regardless of any investigation made
by you or on your behalf.  All statements in any such certificate or other instrument shall constitute warranties
and representations by the Company under this Agreement.

           C.         Successors and Assigns.

           This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties.  The provisions of this Agreement are intended to be for the benefit of all holders, from
time to time, of the Notes, and shall be enforceable by any such holder, whether or not an express
assignment to such holder of rights under this Agreement has been made by you or your successor or
assign.

           D.         Amendment and Waiver.

                      1. Amendment and Waiver. This Agreement may be amended, and the observance of any term of this Agreement may be waived, with (and only with) the written consent of the
           Company and the Required Holders; provided, that no such amendment or waiver of any of the provisions of Section 1 through Section 5 of this Agreement, inclusive, shall be effective as to you unless consented to by you in writing; and provided further, that no such amendment or waiver shall, without the written consent of the holders of all the Notes at the time outstanding,

                                 a.         subject to Section 9.3 of this
 Agreement, change the amount or time of any
                      payment of principal or Yield-Maintenance Premium or the rate or time of payment of interest,

                                 b.         amend or waive any provision of
 Section 9.1(a), Section 9.1(b), Section 9.2
                      or Section 9.3 of this Agreement,

                                 c.         amend the definition of "Required
 Holders" contained in Section 10.1
                      hereof, or

                                 d.         amend or waive any provision of this
 Section 11.4.

                      2. Binding Effect. Any amendment or waiver shall apply equally to all holders of Notes and shall be binding upon them, upon each future holder of any Note and upon the Company, whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon.

           E.         Reproduction of Documents.

           This Agreement and all documents relating thereto, including without limitation,

                      1. consents, waivers and modifications which may hereafter be executed,

                      2. documents received by either party to this Agreement at the closing of the
           Assumption and Restatement (except the Notes themselves), and

                      3. financial statements, certificates and other information previously or hereafter furnished to either party to this Agreement,

may be reproduced by either party to this Agreement by any photographic, photostatic, microfilm, micro-
card, miniature photographic, digital or other similar process and either party to this Agreement may, at its
option, destroy any original document so reproduced.  The parties to this
 Agreement agree and stipulate
that any such reproduction shall likewise be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction
was made in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

           F.         Severability.

           Should any part of this Agreement for any reason be declared invalid, such decision shall not affect the validity of any remaining portion, which remaining portion shall remain in force and effect as if this
Agreement had been executed with the invalid portion thereof eliminated and it is hereby declared the
intention of the parties to this Agreement that they would have executed  the remaining portion of this
Agreement without including therein any such part, parts, or portion which may, for any reason, be hereafter
declared invalid.

           G.         Payments, When Received.

                      1. Payments Due on Holidays. If any payment due on, or with respect to, any Note shall fall due on a day other than a Business Day, then such payment shall be made on the first
           Business Day following the day on which such payment shall have so fallen due; provided that if all or any portion of such payment shall consist of a payment of interest, for purposes of calculating such interest, such payment shall be deemed to have been originally due on such first following
           Business Day, and such interest shall accrue and be payable to (but not including) the actual date of payment.

                      2. Payments Received after 1:00 p.m.. Any payment actually received by you before
           1:00 p.m. (New York City time), by federal funds wire transfer on any Business Day, shall be deemed to have been received by you on such day.  Notwithstanding
 Section 4.1 of this
           Agreement, any payment actually received by you on or after 1:00 p.m. (New York City time) by federal funds wire transfer on any Business Day, shall be deemed to have been received on the next following Business Day. All payments received by you on a day other than a Business Day, or in a manner other than by federal funds wire transfer, shall be deemed to have been received by you on the Business Day such amounts actually become available to you prior to 1:00 p.m.
           (New York City time).

           H.         Duplicate Originals.

           Two (2) or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument.


                                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.
 NEXT PAGE IS SIGNATURE PAGE]
           If this Agr
a counterpart of this Agreement and returning such counterpart to the Company, whereupon this
Agreement will become binding between us in accordance with its terms.


   Very truly yours,


  NATIONAL CONSUMER COOPERATIVE BANK


        By /s/ Charles E. Snyder


    Name: Charles E. Snyder

    Title: President

Accepted:             [Separately executed by each
                      of the following Purchasers]

EQUITABLE VARIABLE LIFE INSURANCE COMPANY

By /s/ Robert M. Flowers

Name: Robert M. Flowers
Title: Investment Officer


THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

By /s/ Robert M. Flowers

Name: Robert M. Flowers
Title: Investment Officer


MELLON BANK, N.A., as trustee for FIRST PLAZA GROUP TRUST
(as directed by Alliance Capital Management L.P.)

By /s/ Judith A. Manion          The decision to participate in this investment,
 any
                                            representations made herein by the
 participant, and any
Name: Judith A. Manion                      actions taken hereunder by the
 participant has/have been made
Title: Paralegal                 solely at the discretion of the investment
 fiduciary who has
                                            sole investment discretion with
 respect to this investment.

PRINCIPAL MUTUAL LIFE INSURANCE COMPANY

By /s/ Jon C. Heiny

Name: Jon C. Heiny
Title: Counsel

By /s/ David Seevers

Name: David Seevers
Title:     Director
           Securities Research and Portfolio Management

IDS CERTIFICATE COMPANY

By /s/ Terry L. Seierstad

Name: Terry L. Seierstad
Title: Vice President - Investments


SAFECO LIFE INSURANCE COMPANY

By /s/ Ronald Spaulding

Name: Ronald Spaulding
Title: Vice President


PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

By /s/ Nelson Correa

Name: Nelson Correa, CFA
Title: Managing Director


PROVIDENT MUTUAL LIFE INSURANCE COMPANY OF PHILADELPHIA

By /s/ Rosanne Gatta

Name: Rosanne Gatte
Title: Treasurer


PROVIDENT MUTUAL LIFE AND ANNUITY COMPANY OF AMERICA

By /s/ Timothy P. Henry

Name: Timothy P. Henry
Title: Investment Officer


LUTHERAN BROTHERHOOD

By /s/ Charles E. Heeren

Name: Charles E. Heeren
Title: Vice President


MUTUAL SERVICE LIFE INSURANCE COMPANY

By /s/ Ronald L. Kaliebe

Name: Ronald L. Kaliebe
Title: Investment Officer, Securities

                                      ANNEX 1
                                 Purchaser Schedule

Purchaser Name                       EQUITABLE VARIABLE LIFE INSURANCE COMPANY
Name in Which Notes are
Registered                           EQUITABLE VARIABLE LIFE INSURANCE COMPANY

Series, Principal Amount             R-1
and Registration Number              Series A -- $7,000,000
of Existing NCBCC Notes for
which Notes will be Substituted      R-1
on the Date of Assumption and        Series B -- $2,000,000
Restatement

Series, Principal Amount and         R-1
Registration Number of Notes         Series A -- $7,000,000
to be Substituted for Existing       R-1
NCBCC Notes on the Date of           Series B -- $2,000,000
Assumption and Restatement


Payment on Account of Notes

           Method                    Federal Funds Wire Transfer

           Account Information       The Chase Manhattan Bank, N.A.
                                     110 West 52nd Street
                                     New York, NY  10019

                                     ABA No.:  021-000021

                                     Account No.:  037-2-411256

Accompanying Information             Each such wire transfer
                                     shall set forth, for each Series of Notes,
                                     the name of the Company, the full title
                                    (including the coupon rate,
                                     Series and final maturity date) of such
                                     Notes, a reference to "PPN
                                     63556* BC 9" for the Series A Notes and
                                     "PPN 63556* BD 7" for
                                     the Series B Notes, and the due date and
                                     application (as among principal, premium
                                     and interest  of the payment being made.
Address for Notices
Related to
Payments                             Equitable Variable Life Insurance Company
                                     c/o Alliance Capital Management, L.P.
                                     135 West 50th Street, 6th Floor
                                     New York, NY 10019
                                     Attention: Cash Operations Department
Address for All other Notices        Equitable Variable Life Insurance Company
                                     c/o Alliance Corporate Finance Group
Incorporated
                                     1285 Avenue of the Americas, 19th Floor
                                     New York, NY  10019
Tax Identification Number            13-2729441


Purchaser Name                       THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE
                                     UNITED STATES
Name in Which Note is
Registered                           THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE
                                     UNITED STATES
Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                          R-2
                                     Series B -- $3,000,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement           R-2
                                     Series B -- $3,000,000

Payment on Account of Note

           Method                    Federal Funds Wire Transfer

           Account Information       The Chase Manhattan Bank, N.A.
                                     110 West 52nd Street
                                     New York, NY 10019

                                     ABA No.:  021-000021

                                     Account No.:  037-2-409417
Accompanying Information             Each such wire transfer
                                     shall set forth the name of the Company, the full title (including the coupon rate, Series and final maturity date) of such Notes, a reference to
                                     "PPN 63556* BD 7" for the Series B Notes, and the due date and application (as among principal, premium and interest) of the payment being made.

Address for Notices
Related to
Payments                             The Equitable Life Assurance Society of the
                                     United States
                                     c/o Alliance Capital Management L.P.
                                     135 West 50th Street, 6th Floor
                                     New York, NY  10020
                                     Attn.: Cash Operations Department

Address for All other Notices        The Equitable Life Assurance Society of the
                                     United States
                                     c/o Alliance Corporate Finance Group
                                     Incorporated
                                     1285 Avenue of the Americas, 19th Floor
                                     New York, NY 10019
Tax Identification Number            13-5570651


Purchaser Name                       FIRST PLAZA GROUP TRUST
Name in Which Note is
Registered                           MELLON BANK, N.A., as trustee for FIRST
                                     PLAZA GROUPTRUST
Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                          R-3
                                     Series B -- $3,000,000
Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement          R-3
                                    Series B -- $3,000,000
Payment on Account of Note

           Method                   Federal Funds Wire Transfer

           Account Information      Mellon Bank, N.A.,
                                    One Mellon Bank Center,
                                    Pittsburgh, PA  15258,
                                    Attention: Collection Unit

                                    ABA No.:  043000261

                                    Account No.:  174-419

Accompanying Information            Each such wire transfer shall
                                    set forth the name of the Company,
                                    the full title (including the coupon rate, Series and final maturity date) of such Notes, a reference
                                    to "PPN 63556* BD 7" for the
                                    Series B Notes, and the due date
                                    and application (as among
                                    principal, premium and interest) of
                                    the payment being made.

Address for Notices
Related to
Payments                            First Plaza Group Trust
                                    c/o Mellon Bank, N.A.
                                    1935 One Mellon Bank Center
                                    Pittsburgh, PA  15258
                                    Attention:  Judy Manion

                                    with copies to:

                                    First Plaza Group Trust
                                    c/o Alliance Corporate Finance Group
                                    Incorporated
                                    1285 Avenue of the Americas, 19th Floor
                                    New York, New York  10019
                                    Attention: Partnership and Advisory
                                    Accounting
Address for All other Notices       First Plaza Group Trust
                                    c/o Mellon Bank, N.A.
                                    1935 One Mellon Bank Center
                                    Pittsburgh, PA  15258
                                    Attention:  Judy Manion

                                    with copies to:

                                    First Plaza Group Trust
                                    c/o Alliance Corporate Finance Group
                                    Incorporated
                                    1285 Avenue of the Americas, 19th Floor
                                    New York, New York  10019
Tax Identification Number           25-6295264

Purchaser Name                     PRINCIPAL MUTUAL LIFE INSURANCE COMPANY
Name in Which
Registered                         PRINCIPAL MUTUAL LIFE INSURANCE COMPANY
Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                        R-4
                                   Series B -- $10,000,000
Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement         R-4
                                   Series B -- $10,000,000

Payment on Account of Note

           Method                  Federal Funds Wire Transfer

           Account Information     Norwest Bank Iowa, N.A.
                                   7th & Walnut Streets
                                   Des Moines, Iowa 50309

                                   Account No.: 014752
Accompanying Information           Each such wire transfer shall set
                                   forth the name of the Company,
                                   the full title (including the coupon rate, Series and final maturity date) of such Notes, a reference
                                   to "PPN 63556* BD 7" for the
                                   Series B Notes, and the due date
                                   and application (as among
                                   principal, premium and interest)
                                   of the payment being made.
Address for Notices
Related to
Payments                           Principal Mutual Life Insurance Company
                                   711 High Street
                                   Des Moines, Iowa 50392-0810
                                   Attention: Investment Department --
                                   Accounting and  Treasury

Address for All other Notices      Principal Mutual Life Insur
                                   711 High Street
                                   Des Moines, Iowa 50392-0800
                                   Attention: Investment Department --
                                   Securities Division
Tax Identification
umber                              42-0127290

Purchaser Name                     IDS CERTIFICATE COMPANY

Name in Which Note is
Registered                         ISACO
Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                        R-2
                                   Series A -- $8,000,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement         R-2
                                   Series A -- $8,000,000
Payment on Account of Note

           Method                  Federal Funds Wire Transfer

           Account Information     Norwest Bank Minneapolis, N.A.
                                   7th & Marquette Ave.
                                   Minneapolis, MN  55480
                                   for credit to:  ISACO
                                   c/o - IDS Trust Company

                                   ABA #091000019
                                   Account No.:  00-38-500

Accompanying Information           Each such wire transfer shall
                                   set forth the name of the Company,
                                   the full title (including the coupon
                                   rate, Series and final maturity
                                   date) of such Notes, a reference
                                   to "PPN 63556* BC 9" for the
                                   Series A Notes, and the due date
                                   and application (as among
                                   principal, premium and interest) of
                                   the payment being made.

Address for Notices
Related to
Payments                           ISACO
                                   c/o - IDS Trust Co.
                                   NW-9744
                                   P.O. Box 1450
                                   Minneapolis, MN  55485

Address for All other Notices      IDS Financial Services, Inc.
                                   3000 IDS Tower - 10
                                   Minneapolis, MN  55440-0010
                                   Attention:   Director - Senior Securities
                                   Research Department

Tax Identification Number          41-0884926


Purchaser Name                     Safeco Life Insurance Company

Name in Which Note is
Registered                         ATWELL & CO.

Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                        R-3
                                   Series A -- $4,000,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement         R-3
                                   Series A -- $4,000,000

Payment on Account of Note

           Method                  Federal Funds Wire Transfer

           Account Information     U.S. TRUST/NYC/TRUST
                                   Attn:  Paul
                                   Account No.:  899-242-00
                                   ABA #:  021001318

Accompanying Information           Each such wire transfer shall set
                                   forth the name of the Company,
                                   the full title (including the coupon
                                   rate, Series and final maturity
                                   date) of such Notes, a reference to
                                   "PPN 63556* BC 9" for the
                                   Series A Notes, and the due date and
                                   application (as among
                                   principal, premium and interest) of
                                   the payment being made.
Address for Notices
Related to
Payments                           ATWELL & CO.
                                   c/o U.S. Trust
                                   P.O. Box 456
                                   Wall Street Station
                                   New York, NY  10005

Address for All other Notices      SAFECO Life Insurance Company
                                   Investment Department, T-14
                                   SAFECO Plaza
                                   Seattle, WA  98185
Tax Identification Number          91-0742147

Purchaser Name                     PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

Name in Which Note
Registered                         PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

Series, Principal
Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                        R-1
                                   Series C -- $5,000,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement         R-1
                                   Series C -- $5,000,000

Payment on Account of Note

           Method                  Federal Funds Wire Transfer

           Account Information     Chase Manhattan Bank
                                   BNF-SSG Private Income Processing/
                                   AC-9009000200
                                   Fed. ABA No. 021000021

                                   Phoenix Home Life Mutual Insurance Company's
                                   Account No: G05143

Accompanying Information           Each such wire transfer shall set
                                   forth the name of the Company,
                                   the full title (including the coupon rate, Series and final maturity date) of such Notes,
                                   a reference to "PPN 63556* BE 5" for the Series C Notes, and the due date and application (as among principal, premium and interest) of the payment being made.

Address for Notices
Related to
Payments                           Phoenix Home Life Mutual Insurance Company
                                   One American Row
                                   Hartford, Connecticut  06115
                                   Attention:  Investment Department/Bonds
Address for All other Notices      Phoenix Home Life Mutual Insurance Company
                                   One American Row
                                   Hartford, Connecticut  06115
                                   Attention:  Investment Department/Bonds
Tax Identification Number          06-049-3340


Purchaser Name                     PROVIDENT MUTUAL LIFE INSURANCE COMPANY
                                   PHILADELPHIA

Name in Which Note is
Registered                         PROVIDENT MUTUAL LIFE INSURANCE COMPANY OF
                                   PHILADELPHIA

Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                         R-2
                                    Series C -- $2,500,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement          R-2
                                    Series C -- $2,500,000

Payment on Account of Note

           Method                   Federal Funds Wire Transfer

           Account Information      Provident National Bank
                                    Broad and Chestnut Streets
                                    Philadelphia, Pennsylvania 19101

                                    General Account No.: 200-049-0
                                    For Credit to: Provident Mutual Life
                                    Insurance Company of Philadelphia

Accompanying Information            Each such wire transfer shall set forth
                                    the name of the Company,
                                    the full title (including the coupon
                                    rate, Series and final maturity
                                    date) of such Notes, a reference to
                                    "PPN 63556* BE 5" for the
                                    Series C Notes, and the due date
                                    and application (as among
                                    principal, premium and interest) of the
                                    payment being made.

Address for Notices
Related to
Payments                           Provident Mutual Life Insurance Company of
                                   Philadelphia
                                   P.O. Box 7378
                                   Philadelphia, Pennsylvania 19101
                                   Attention: Treasurer

                                   if via courier:

                                   1600 Market Street
                                   Philadelphia, Pennsylvania 19103

Address for All other Notices      Provident Mutual Life Insurance Company
                                   of Philadelphia
                                   P.O. Box 7378
                                   Philadelphia, Pennsylvania 19101
                                   Attention: Securities Investment Department

                                   if via courier:

                                   1600 Market Street
                                   Philadelphia, Pennsylvania 19103
Tax Identification Number          23-099-045-0

Purchaser Name                     PROVIDENT MUTUAL LIFE AND ANNUITY COMPANY OF
                                   AMERICA
Name in Which Note is
Registered                         PROVIDENT MUTUAL LIFE AND ANNUITY COMPANY OF
                                   AMERICA
Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                         R-3
                                    Series C -- $1,000,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement          R-3
                                    Series C -- $1,000,000

Payment on Account of Note

           Method                   Federal Funds Wire Transfer

           Account Information      Provident National Bank
                                    Broad and Chestnut Streets
                                    Philadelphia, Pennsylvania 19101

                                    Account No.: 507-549-1

Accompanying Information            Each such wire transfer shall
                                    set forth the name of the Company,
                                    the full title (including the coupon
                                    rate, Series and final maturity
                                    date) of such Notes, a reference to
                                    "PPN 63556* BE 5" for the
                                    Series C Notes, and the due date
                                    and application (as among
                                    principal, premium and interest) of
                                    the payment being made.

Address for Notices
Related to
Payments Provident Mutual Life and Annuity Company of America
                                    1600 Market Street
                                    Philadelphia, Pennsylvania 19103
                                    Attention: Treasurer

Address for All other Notices       Provident Mutual Life and
                                    Annuity Company of America
                                    1600 Market Street
                                    Philadelphia, Pennsylvania 19103
                                    Attention: Securities Investment Department
Tax Identification Number           23-1619082

Purchaser Name                      LUTHERAN BROTHERHOOD
Name in Which Note is
Registered                          LUTHERAN BROTHERHOOD
Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                         R-4
                                    Series C -- $4,000,000
Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement          R-4
                                    Series C -- $4,000,000

Payment on Account of Note

           Method                   Federal Funds Wire Transfer

           Account Information      Norwest Bank Minnesota, N.A.
                                    ABA #091000019
                                    For credit to Trust Clearing Account #08-40
                                    -245
                                    Attn:  Carol
                                    A/C Lutheran Brotherhood
                                    Account #12651300

                                    By Mail:

                                    Lutheran Brotherhood
                                    Norwest Operations Center
                                    255 Second Avenue South
                                    Attn:  Income Collections - LL3
                                    Minneapolis, MN  55479-0047

Accompanying Information            Each such wire transfer
                                    shall set forth the name of the Company, the full title (including the coupon rate, Series and final maturity date) of such Notes, a reference to
                                    "PPN 63556* BE 5" for the
                                    Series C Notes, and the due date and
                                    application (as among
                                    principal, premium and interest) of
                                    the payment being made.

Address for Notices
Related to
Payments                            Lutheran Brotherhood
                                    Attn:  Investment Accounting
                                    625 Fourth Avenue South
                                    Minneapolis, MN  55415
Address for All other Notices       Lutheran Brotherhood
                                    Attn:  Investment Division
                                    625 Fourth Avenue South
                                    Minneapolis, MN  55415
Tax Identification Number           41-0385700


Purchaser Name                      MUTUAL SERVICE LIFE INSURANCE COMPANY
Name in Which Note
Registered                          MUTUAL SERVICE LIFE INSURANCE COMPANY

Series, Principal Amount and
Registration Number of Existing
NCBCC Notes for which Notes
will be Substituted on the Date
of Assumption and
Restatement                         R-5
                                    Series C -- $500,000

Series, Principal Amount and
Registration Number of Notes
to be Substituted for Existing
NCBCC Notes on the Date of
Assumption and Restatement          R-5
                                    Series C -- $500,000

Payment on Account of Note

           Method                   Federal Funds Wire Transfer

           Account Information      Federal Reserve Bank of Minneapolis
                                    for account of First Trust National
                                    Association First Bank
                                    Routing Symbol:  FIRST MPLS/TRUST

                                    ABA #091000022

                                    Account No.:  10174810

Accompanying Information            Each such wire transfer shall
                                    set forth the name of the Company,
                                    the full title (including the coupon
                                    rate, Series and final maturity
                                    date) of such Notes, a reference to
                                    "PPN 63556* BE 5" for the
                                    Series C Notes, and the due date
                                    and application (as among
                                    principal, premium and interest) of
                                    the payment being made.

Address for Notices
Related to
Payments                            Mutual Service Life Insurance Company
                                    P.O. Box 64035
                                    St. Paul, MN  55164-0035
                                    Attn:  Investment Accounting
Address for All other Notices       Mutual Service Life
                                    Insurance Company
                                    P.O. Box 64035
                                    St. Paul, MN  55164-0035
                                    Attn:  Investments
Tax Identification Number           41-020-3970



                                               ANNEX

                                                           Disclosures of the
 Company


SUBSIDIARIES AND AFFILIATES (SECTION 2.1)

Name of Subsidiary/Affiliate        Jurisdiction of
                                    Incorporation                  Nature and Extent of Affiliation

NCB Mortgage Corporation**           Delaware                      The Company is the owner of all
                                                                   outstanding voting stock of NCB
                                                                   Mortgage Corporation

NCB Business Credit Corporation**    Delaware                      Wholly owned subsidiary of the
                                                                   Company

NCB Financial Corporation**          Delaware                      Wholly owned subsidiary of the
                                                                   Company

NCB Savings Bank, FSB**              Federal Charter               Wholly owned subsidiary of NCB
                                                                   Financial Corporation

NCB Development Corporation         District of Columbia non-profit
                                     corporation                   The Company was directed by
                                                                   12.U.S.C. 3051(b) to organize
                                                                   NCBDC, which has no capital stock.
                                                                   Six of its nine directors are directors
                                                                   of the Company.  The Company
                                                                   makes annual contributions to
                                                                   NCBDC and provides office space
                                                                   and services for which the Company
                                                                   is reimbursed at its cost.

Cooperative Funding Corporation**    Delaware                      Wholly owned subsidiary of NCB
                                                                   Business Credit Corporation

NCB Insurance Brokers, Inc.**        New York                      Wholly owned
                                                                   subsidiary of NCB
                                                                   Mortgage Corporation

NCB Investment Advisers, Inc.**     Delaware                       Wholly owned
                                                                   subsidiary of NCB
                                                                   Business Credit Corporation

NCB I, Inc.**                       Delaware                       Special purpose
                                                                   corporation and
                                                                   wholly owned subsidiary of the
                                                                   Company

 ** Restricted Subsidiary

DESCRIPTION OF BUSINESS (2.3(c))

           The Company and the Subsidiaries provide a broad array of financial services and products to the Nation's cooperative-related business sector, including but not limited to commercial and real estate lending, mortgage banking, capital markets and advisory services, leasing and lease financing, depository services, asset securitization, derivatives, and insurance brokerage.

INDEBTEDNESS (SECTION 2.15)

           As of the Date of Assumption and Restatement, the Company had outstanding Debt for borrowed money as follows:


Investor                             Amount             Maturity

National Westminster Bank, et al.  $170,000,000 ($0
                                     outstanding)       December 31, 1996
Signet Bank/Maryland                $11,000,000
                                     outstanding        Upon demand
The Prudential Insurance Company
of America, et al.                  $25,000,000         December 15, 1994
                                    $25,000,000         April 26, 1994

Lutheran Brotherhood                 $5,000,000         December 15, 1994
                                     $4,000,000         June 24, 1998

Massachusetts Mutual
Life Insurance Company              $25,000,000         October 15, 1995

Equitable Variable
Life Insurance Company              $7,000,000          June 24, 1997
                                    $2,000,000          December 24, 1997
The Equitable Life Assurance
Society of the United
States                              $3,000,000          December 24, 1997

Mellon Bank, N.A., as Trustee
for FirstPlaza GroupTrust
(as directed by Equitable Capital
Management Corporation)             $3,000,000          December 24, 1997

Principal Mutual Life
Insurance Company                  $10,000,000          December 24, 1997

IDS Certificate Co.                $ 8,000,000          June 24, 1997

Safeco Life Insurance Co.          $ 4,000,000          June 24, 1997

Phoenix Home Life Mutual
Insurance Company                  $ 5,000,000          June 24, 1998

Provident Mutual Life
Insurance Company of
Philadelphia                       $ 2,500,000          June 24, 1998


Provident Mutual Life and Annuity
Company of
America                            $ 1,000,000          June 24, 1998

Mutual Service Life Insurance
Company                           $    500,000          June 24, 1998

All such indebtedness is unsecured.


RESTRICTIONS ON DEBT (SECTION 2.16)

           The National Westminster Bank indebtedness and all of the other indebtedness, referred to in the above table, each restrict the Company's right to incur Debt, but none of such restrictions are violated by the sale of the Notes.

LIENS (SECTION 7.6)

           Section 10.5 of the National Westminster Bank Loan Agreement provides for a Lien and right of setoff in favor of the Agent and the banks party thereto with respect to deposits or other sums due to the Company from the Agent or such banks.

           Each of the Company, NCB Mortgage Corporation and NCB Business Credit Corporation sells mortgage loans, ESOP loans and other loans from its portfolio in the ordinary course of business, structured either as an Asset Securitization or a sale of whole loans. The SPV or other purchaser typically provides for an alternative security interest and files a financing statement covering the loans sold to it in order to protect itself against a subsequent determination that such sale was not a sale but rather a loan.

Exhibit 4.3

Exhibit 4.3

    SCHEDULE CONCERNING AGREEMENTS AND AMENDED AND RESTATED SENIOR NOTE AGR


        The registrant entered into, as of December 1, 1993, four
Assumption Agreements and Senior Note Agreements with purchasers of its various senior notes. Except as set forth below, all four agreements were identical in all material respects with that filed as Exhibit 4.2.

Purchaser(s)                    Principal Amount           Due Date
  of Notes                      of Notes                   of Notes

Massachusetts Mutual Life       $25 million                October 15, 1995
Insurance Co.

The Prudential Ins. Co. of      $30 million                December 15, 1994
America; Prudential Property
and Casualty Insurance Co.;
Prudential Reinsurance Co.;
Lutheran Brotherhood

The Prudential Ins. Co. of      $25 million                April 26, 1994
America

Equitable Variable Life Ins. Co.;$19 million (Series A)    June 24, 1987
The Equitable Life Assurance    $18 million (Series B)     December 24, 1997
Society of the United States;   $13 million (Series C)     June 24, 1998
Mellon Bank, N.A., as trustee;
Principal Mutual Life Ins. Co.;
IDS Certificate Co.; Safeco Life
Ins. Co.; Phoenix Home Life Mutual
Ins. Co.; Provident Mutual Life
Ins. Co. of Philadelphia; Provident
Mutual Life and Annuity Co. of
America; Lutheran Brotherhood;
Mutual Service Life Ins. Co.


Exhibit 10.1




                       SECOND AMENDED AND RESTATED LOAN AGREEMENT


        AGREEMENT, made as of this 15th day of December, 1993, by and among:

NATIONAL CONSUMER COOPERATIVE BANK, a corporation chartered by Act of Congress of the United States which conducts business under the trade name National
 Cooperative Bank (the
"Borrower");

           The Banks which have executed this Agreement (individually, a "Bank" and, collectively, the "Banks");
and

           NATIONAL WESTMINSTER BANK USA, as Agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent");


                                                        W I T N E S E T H:

           WHEREAS, NCB Capital Corporation ("NCB Capital") has heretofore entered into an Amended and Restated Loan Agreement dated as of January 17, 1992 (as heretofore amended, supplemented or modified, the "Existing Loan Agreement") with the Banks and the Agent, pursuant to which the Banks agreed to make loans to NCB Capital in an aggregate amount not to exceed One Hundred Seventy Million
($170,000,000) Dollars all upon and subject to the conditions thereof;

           WHEREAS, on December 15, 1993, a Certificate of Dissolution filed with the Secretary of State of Delaware in respect of NCB Capital became effective in accordance with Section 103 of the Delaware
General Corporation Law and NCB Capital was, on such date, dissolved in accordance with Section 275 of the Delaware General Corporation Law
(the "Dissolution") and the Borrower, as the sole stockholder of NCB Capital has by resolution duly adopted and by agreement, succeeded to and expressly assumedall of NCB Capital's obligations and liabilities under the Existing Loan Agreement and the Existing Loan Documents (as hereinafter defined);

           WHEREAS, the parties hereto desire to further amend and restate the Existing Loan Agreementon the Effective Date for the purpose of, among other things, reflecting the Dissolution and making certain other changes to the Existing Loan Agreement, all as set forth herein; and

           WHEREAS, the Agent and the Banks are willing to so amend and restate the Existing Loan Agreement on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained the parties hereto agree that the Existing Loan Agreement is amended and restated in its entirety to read as follows:

           Article 1.            Definitions; Effective Date.

                      (a) As used in this Agreement, the following terms shall have the following meanings:


                                 "A Commitment" - as to each Bank, the amount
set opposite such Bank's name on the signature pages hereof under the caption "A Commitment" as may be reduced pursuant to Sections 2.2 and 2.3 and Article 8 hereof.

                                 "A Commitment Termination Date" - December 31,
1996.

                                 "A Credit Period" - the period commencing on
the Effective Date and ending on the A Commitment Termination Date.

                                 "A Loan" and "A Loans" - as defined in
subsection 2.1(a) hereof. A Loans of different types made or converted from A Loans of other types on the same day (or of the same type but having different Interest Periods) shall be deemed to be separate A Loans for all purposes of this Agreement.

                                 "A Note" and "A Notes" - as defined i
n subsection 2.13(a) hereof.

                                 "Additional Costs" - as defined in Section 2.20
 hereof.

                                 "Additional Interest" - 0.125% per annum with
respect to all outstanding LIBOR Loans, CD Loans and Fed Funds Loans which aggregate more than or equal to $50,000,000 up to but not exceeding $100,000,000, 0.25% per annum with respect to all such Loans which aggregate more than or equal to $100,000,000 up to but not exceeding $150,000,000 and 0.5% per annum with respect to all such Loans which aggregate more than or equal to $150,000,000.

                                 "Affected Loans" - as defined in Section
 2.23 hereof.

                                 "Affected Type" - as defined in Section 2.23
 hereof.

                                 "Affiliate" - as to any Person, any other
Person which directly or indirectly controls,or is under common control with, or is controlled by, such Person. As used in this definition, "control" (including, with its correlative meanings, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies
(whether through ownership of securities or partnership or other ownership interests, by contract or otherwise), provided that, in any event:
(i) any Person which owns directly or indirectly 5% or more of the securities having ordinary voting power for the election of directors or other governing body of a corporation or 5% or more of the partnership or other ownership interests of any other Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person; and (ii) each shareholder, director and officer of the Borrower shall be deemed to be an Affiliate of the Borrower.

                                 "Agreement" - this Second Amended and Restated
Loan Agreement as the same may from time to time be supplemented, amended or modified.

                                 "Applicable Lending Office" - with respect to
each Bank and Swing Line Lender,
with respect to each type of Loan or Swing Line Loan as applicable, the Lending
 Office as designated for
such type of Loan or Swing Line Loan as applicable below its name on the signature pages hereof or such
other office of such Bank or Swing Line Lender or of an affiliate of such Bank or Swing Line Lender as such
Bank or Swing Line Lender may from time to time specify to the Agent and the
 Borrower as the office at
which its Loans of such type or Swing Line Loans as applicable are to be made and maintained.

                                 "Applicable Margin" - (i) with respect to any
 LIBOR Loan 0.375% per annum; (ii) with
respect to any CD Loan 0.50% per annum; and (iii) with respect to any Fed Funds
 Loan 0.50% per annum.

                                 "Assessment Rate" - at any time, the rate
 (rounded upwards, if necessary, to the
nearest 1/100 of 1%) then charged by the Federal Deposit Insurance Corporation
 (or any successor) to
the Reference Bank for deposit insurance for Dollar time deposits with the
 Reference Bank at the Principal
Office as determined by the Reference Bank.

                                 "Asset Securitization" - with respect to any
 Person, a transaction involving the sale or transfer of receivables by such Person to a special purpose corporation or grantor trust (an "SPV")
established solely for the purpose of purchasing such receivables from the
 Borrower for Cash in an amount
equal to the Fair Market Value thereof; provided, however, that the Borrower may (A) establish and maintain
a reserve account containing Cash or Securities as a credit enhancement in respect of any such sale, or
(B) purchase or retain a subordinated interest in such receivables being sold.

                                 "Asset Securitization Recourse Liability" -
 with respect to any Person, the maximum
amount of such Person's liability (whether matured or contingent) under any agreement, note or other
instrument in connection with any one or more Asset Securitizations in which such Person has agreed to
repurchase receivables or other assets, to provide direct or indirect credit support (whether through cash
payments, the establishment of reserve accounts containing cash or Securities, an agreement to reimburse
a provider of a letter of credit for any draws thereunder, the purchase or retention of a subordinated interest
in such receivables or other assets, or other similar arrangements), or in which such Person may be
otherwise liable for all or a portion of any SPV's obligations under Securities issued in connection with such
Asset Securitizations.

                                 "B Commitment" - as to each Bank prior to the
 B Commitment Termination Date,
the amount set opposite each Bank's name on the signature pages hereof under the caption "B
Commitment" as may be reduced pursuant to Sections 2.2 and 2.3 and Article 8 hereof, and on and after
the B Commitment Termination Date, $0.

                                 "B Commitment Termination Date" - December 14,
 1994, as such date may be
extended pursuant to subsection 2.1(b)(ii) hereof.

                                 "B Credit Period" - the period commencing on
 the Effective Date and ending on
the B Commitment Termination Date.

                                 "B Loan" and "B Loans" - as defined in
 subsection 2.1(b) hereof.  B Loans of
different types made or converted from B Loans of other types on the same day
 (or of the same type but
having different Interest Periods) shall be deemed to be separate B Loans for all purposes of this
Agreement.

                                 "B Note" and "B Notes" - as defined in
 subsection 2.13(b) hereof.

                                 "Borrowing Notice" - as defined in Section 2.3
 hereof.

                                 "Business Day" - any day other than Saturday,
 Sunday or other day on which
commercial banks in New York City are authorized or required to close under the laws of the State of New
York.

                                 "Capitalized Lease" - any lease the obligation
 for Rentals with respect to which is
required to be capitalized on a balance sheet of the lessee in accordance with generally accepted
accounting principles.

                                 "Cash" - as to any Person, such Person's cash
 and cash equivalents, as defined
in accordance with GAAP consistently applied.

                                 "CD Loans" - Loans the interest on which is
 determined on the basis of rates
referred to in clause (b) of the definition of "Fixed Base Rate" in this
 Article 1.

                                 "Class A Notes" - the class A notes issued by
 the Borrower to the Secretary of the
Treasury on behalf of the United States pursuant to Section 3026(a)(3)(A) of the
 National Consumer
Cooperative Bank Act, as amended, 12 U.S.C. 3001, et seq. (the "Bank Act") on the Final Government
Equity Redemption Date (the "Redemption Date") in full and complete redemption of the class A stock of
the Borrower held by the Secretary of the Treasury on such Redemption Date and replacement notes for
such Class A notes in a principal amount(s) not greater than those notes being replaced and containing
identical terms of subordination as the Class A notes.  The terms "class A notes", "Final Government Equity
Redemption Date", and "class A stock" are defined in the Bank Act, which definitions are incorporated by
this reference as if fully set forth herein.

                                 "Class B1 Common Stock" - the series of Class B
 stock comprising Class B stock
purchased for cash after June 28, 1984.

                                 "Code" - the Internal Revenue Code of 1986, as
 amended.

                                 "Commitment Fee" - as defined in Section 2.4
 hereof.

                                 "Compliance Certificate" - a certificate
 executed by the president or chief financial officer of the Borrower to the effect that, as of the effective date of the certificate, no Default or Event of
Default under this Agreement exists or would exist after action intended to be taken by the Borrower, as
described in such certificate, including, without limitation, that the covenants set forth in Section 6.9 would
not be breached after giving effect to such action, together with a calculation in reasonable detail, and in
form and substance satisfactory to the Agent, of such compliance.

                                 "Consolidated Adjusted Net Income" - for any
 fiscal period of the Borrower, net
earnings or net loss (determined on a consolidated basis) of the Borrower and its Subsidiaries after income
taxes for such period, but excluding from the determination of such earnings the following items (together
with the income tax effect, if any, applicable thereto):  (i) the proceeds of any life insurance policy; (ii) any
gain or loss arising from the sale of capital assets; (iii) any gain arising from any reappraisal, revaluation or
write-up of assets; (iv) any gain arising from transactions of a non-recurring or non-operating and material
nature or arising from sales or other dispositions relating to the discontinuance of operations; (v) earnings of any Subsidiary accrued prior to the date it became a Subsidiary;
 (vi) earnings of any corporation,
substantially all the assets of which have been acquired in any manner, realized by such other corporation
prior to the date of such acquisition; (vii) net earnings of any business entity
 (other than a Subsidiary) in
which the Borrower or any Subsidiary has an ownership interest unless such net earnings shall have
actually been received by the Borrower or such Subsidiary in the form of cash distributions, (viii) any portion
of the net earnings of any Subsidiary which for any reason is unavailable for payment of dividends to the
Borrower or any other Subsidiary, (ix) the earnings of any Person to which assets of the Borrower shall have
been sold, transferred or disposed of, or into which the Borrower shall have merged, prior to the date of
such transaction, (x) any gain arising from the acquisition of any securities of the Borrower or any of its
Subsidiaries, and (xi) any amortization of deferred or other credit representing the excess of the equity in
any Subsidiary at the date of acquisition thereof over the amount invested in such Subsidiary.

                                 "Consolidated Adjusted Net Worth" - at any
 time, with respect to the Borrower and
its Subsidiaries (determined on a consolidated basis):

                      (a) the amount of capital stock liability plus (or minus in the case of a deficit) the capital surplus and earned surplus of the Borrower and its Subsidiaries, less (without duplication) the sum of:

                      (b) the net book value, after deducting any reserves applicable thereto, of all items of the following character which are included in the assets of the Borrower and its Subsidiaries:

                                 (i)        all deferred charges and prepaid
 expenses other than prepaid taxes and
                      prepaid insurance premiums;

                                 (ii)       treasury stock;

                          (iii)  unamortized debt discount and expense and
 unamortized stock discount and
                      expense;

                                 (iv)       goodwill, the excess of the cost of
 assets acquired over the book value of
                      such assets on the books of the transferor, the excess of the cost of investments in any
                      Person (including any Subsidiary) over the value of such investments on the books of such
                      Person at the time of making such investments, organizational or experimental expense, patents, trademarks, copyrights, trade names and other intangibles;

                                 (v)        all receivables (other than
 Eurodollar deposits) owing by Persons whose
                      principal place of business or principal assets are located in any jurisdiction other than the
                      United States of America or Canada; and

                                 (vi)       any increment resulting from any
 reappraisal, revaluation or write-up of
                      capital assets subsequent to December 31, 1991.

If the Borrower or any of its Subsidiaries shall have any Investments which are not permitted under this
Agreement, such Investments shall be excluded from the calculation of Consolidated Adjusted Net Worth.

                                 "Consolidated Debt" - as at any date of
 determination thereof, the aggregate
amount of all Indebtedness of the Borrower and its Subsidiaries, plus, without duplication, the aggregate
amount of the obligations of the Borrower and its Subsidiaries set forth below, at such time:

                                 (a)        the principal amount of all recourse
 and non-recourse interest bearing
obligations of the Borrower or any Subsidiary including, without limitation, any such obligations bearing an
implicit rate of interest, such as Capitalized Leases, and interest bearing obligations secured by any Lien
upon Property owned by the Borrower or any Subsidiary, even though such Person has not assumed or
become liable for the payment of such obligations;

                                 (b)        the aggregate amount of all demand
 and term deposits made by any
Person with the Borrower or any Subsidiary (including, without limitation, certificates of deposit issued by the
Borrower or any Subsidiary);

                                 (c)        the face amount of all letters of
 credit issued by the Borrower or any
Subsidiary and all bankers' acceptances accepted by the Borrower or any Subsidiary; and

                                 (d)        the aggregate amount of all assets
 with respect to which the Borrower or
a Subsidiary has any Asset Securitization Recourse Liabilities in respect of promissory notes and other
interest bearing obligations sold or otherwise transferred by the Borrower or any Subsidiary (regardless of
whether such aggregate amount of assets is in excess of the amount of such Asset
 Securitization Recourse
Liabilities), whether for the repurchase of defaulted notes or obligations or otherwise.

                                 "Consolidated Earnings Available for Fixed
 Charges" - for any period shall mean
the sum of:  (i) Consolidated Adjusted Net Income during such period; plus (ii)
 to the extent deducted in
determining Consolidated Adjusted Net Income, (a) all provisions for any
 Federal, state or other income
taxes made by the Borrower and its Subsidiaries during such period, and (b)
 Consolidated Fixed Charges
during such period plus (iii) contributions made by the Borrower to Development
 Corp.

                                 "Consolidated Effective Net Worth" - at any
 time means the sum of

                      (a)        Consolidated Adjusted Net Worth at such time;
 plus

                      (b) the aggregate outstanding principal amount of Class A Notes at such time.

                                 "Consolidated Fixed Charges" - with respect to
 the Borrower on a consolidated
basis for any period shall mean the sum of:  (i) all interest and all amortization of Indebtedness, amortized
discount and expense on all Indebtedness for borrowed money of the Borrower and its Subsidiaries, plus
(ii) all Rentals payable during such period by the Borrower and its Subsidiaries.

                                 "Consolidated Net Earnings" - for any period,
 the net income or loss of the Borrower
and its Subsidiaries, as applicable (determined on a consolidated basis for such
 Persons at such time), for
such period, as determined in accordance with generally accepted accounting principles in effect at such
time.

                                 "Consolidated Senior Debt" - all unsecured
 Indebtedness of the Borrower and it
Subsidiaries on a consolidated basis (i) for borrowed money (including the
 Indebtedness hereunder, the
Senior Notes and all demand and term deposits made by any Person with the
 Borrower or any of its
Subsidiaries) which is not expressly subordinate or junior to any other
 Indebtedness, plus, without
duplication, (ii) all "guarantees," as defined in Section 7.3 hereof, and (iii)
 Asset Securitization Recourse
Liabilities to the extent, but only to the extent, that such obligations have matured.

                                 "Controlled Group" - all members of a
 controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the
Borrower, are treated as a single employer under Section 414(b), 414(c) or
 414(m) of the Internal Revenue
Code of 1954, as amended, and Section 4001(a)(2) of ERISA.

                                 "Debt Instrument" - as defined in Section 8.5
 hereof.

                                 "Default" - an event which with notice or lapse
 of time or both would constitute an
Event of Default.

                                 "Development Corp." - NCB Development
 Corporation, a District of Columbia non-profit corporation established pursuant to 12 U.S.C. 3051(b).

                                 "Dollars" - and "$" - lawful money of the
 United States of America.

                                 "Effective Date" -  December 15, 1993.

                                 "Eligible Derivatives" - derivative Securities
 which are sold in the ordinary course of the business of the Borrower and its Subsidiaries for the purpose of hedging or otherwise managing
portfolio risk.

                                 "ERISA" - the Employee Retirement Income
 Security Act of 1974, as it may be
amended from time to time, and the regulations thereunder.

                                 "Event of Default" - as defined in Article 8
 hereof.

                                 "Existing Loan Agreement" - as defined in the
 first preamble hereof.

                                 "Existing Loan Documents" - the Existing Loan
 Agreement, the promissory notes
issued thereunder and all other documents executed and delivered in connection with the Existing Loan
Agreement, including all amendments, modifications and supplements of or to all such documents.

                                 "Fair Market Value" - at any time with respect
 to any Property, the sale value of such
Property that would be realized in an arm's-length sale at such time between an informed and willing buyer
and an informed and willing seller, under no compulsion to buy or sell, respectively.

                                 "Federal Funds Rate" - for any day, the rate
 charged to the Reference Bank as
reasonably determined by the Reference Bank, on federal funds transactions having maturities of seven
days with member banks of the Federal Reserve System arranged by federal funds brokers, or if such day
is not a Business Day, on the next preceding Business Day.

                                 "Fed Funds Loans" - Loans which bear interest
 at a rate based upon the Federal
Funds Rate.

                                 "Financial Statements" - the consolidated
 statements of financial condition of the Borrower and its Subsidiaries as of December 31 in the years 1987, 1988, 1989,
 1990, 1991 and 1992,
inclusive, and the related consolidated statements of income and cash flows and changes in members'
equity for the fiscal years ended on such dates, in each case accompanied by reports thereon containing
opinions without qualification, except as therein noted, by Price Waterhouse, independent certified public
accountants, and the consolidated balance sheet of the Borrower and its
 Subsidiaries as of September 30,
1993 and the related consolidated statements of income and cash flows and reconciliation of net income
to net cash provided by operating activities for the nine (9) month period ended on such date.

                                 "Fixed Base Rate" - with respect to any LIBOR
 Loan or CD Loan for any Interest
Period therefor:

                                 (a)        if such Loan is a LIBOR Loan, the
 rate per annum (rounded upwards, if
necessary, to the nearest 1/16 of 1%) quoted by the Reference Bank at approximately 10:00 a.m. London
time (or as soon thereafter as practicable) two London Business Days prior to the first day of such Interest
Period for the offering by the Reference Bank to leading banks in the London interbank market of Dollar
deposits having a term comparable to such Interest Period and in an amount comparable to the principal
amount of the LIBOR Loan made by the Reference Bank to which such Interest
 Period relates; and,

                                 (b)        if such Loan is a CD Loan, the rate
 per annum (rounded upwards, if
necessary, to the nearest 1/20 of 1%) determined by the Reference Bank to be the average of the bid rate
quoted to the Reference Bank at approximately 10:00 a.m. New York time (or as soon thereafter as
practicable) on the first day of such Interest Period by at least two certificate of deposit dealers in New York of recognized national standing selected by the Reference Bank for the purchase at face value of time certif-
icates of deposit of the Reference Bank having a term comparable to such
 Interest Period and in an
amount comparable to the principal amount of the CD Loan made by the Reference
 Bank to which such
Interest Period relates.

If the Reference Bank is not participating in any Fixed Rate Loans during any
 Interest Period therefor
(pursuant to Section 2.22 hereof or for any other reason), the Fixed Base Rate for such Loans for such
Interest Period shall be determined by reference to the amount of the Loan which the Reference Bank
would have made had it been participating in such Loans.

                                 "Fixed Rate" - for any Fixed Rate Loan for any
 Interest Period therefor, the rate per
annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal
to the sum of (a) (x) the Fixed Base Rate for such Loan for such Interest Period divided by (y) 1 minus the
Reserve Requirement for such Loan for such Interest Period plus (b) if such Loan is a CD Loan, the
Assessment Rate in effect at the commencement of such Interest Period.  The
 Agent shall use its best
efforts to advise the Borrower of the Fixed Rate as soon as practicable after each change in the Fixed Rate;
provided, however, that the failure of the Agent to so advise the Borrower on any one or more occasions
shall not affect the rights of the Banks or the Agent or the obligations of the Borrower hereunder.

                                 "Fixed Rate Loans" - CD Loans and LIBOR Loans.


                                 "GAAP" - generally accepted accounting
 principles in the United States of America as in effect on the date of this Agreement and applied on a basis consistent with the Financial Statements.


                                 "Indebtedness" - with respect to any Person,
 all (i) liabilities or obligations, direct and contingent, which in accordance with GAAP would be included in determining total liabilities as shown on
the liability side of a balance sheet of such Person at the date as of which
 Indebtedness is to be determined,
including, without limitation, contingent liabilities which, in accordance with such principles, would be set forth
in a specific Dollar amount on the liability side of such balance sheet;
 (ii) liabilities or obligations of others for which such Person is directly or indirectly liable, by way of guaranty (whether by direct guaranty, suretyship,
discount, endorsement, take-or-pay agreement, agreement to purchase or advance or keep in funds or
other agreement having the effect of a guaranty) or otherwise; (iii)
 liabilities or obligations secured by liens on any assets of such Person, whether or not such liabilities or obligations shall have been assumed by
it; (iv) liabilities or obligations of such Person, direct or contingent, with respect to letters of credit issued for
the account of such Person and banker's acceptances credited for such Person;
 (v) obligations in the form
of demand and term deposit accounts maintained by such Person; and (vi) Asset
 Securitization Recourse
Liabilities to the extent, but only to the extent, that such obligations have matured.

                                 "Interest Period" -

                                 (a)        with respect to any LIBOR Loan, each
 period commencing on the date
such Loan is made or converted from a Loan or Loans of another type, or the last day of the next
preceding Interest Period with respect to such Loan, and ending on the same day in the first, second, third,
sixth or ninth calendar month thereafter, as the Borrower may select as provided in Section 2.3 hereof,
except that each such Interest Period which commences on the last London
 Business Day of a calendar
month (or on any day for which there is no numerically corresponding day in the appropriate subsequent
calendar month) shall end on the last London Business Day of the appropriate subsequent calendar
month;

                                 (b)        with respect to any CD Loan, each
 period commencing on the date such
Loan is made or converted from a Loan or Loans of another type, or the last day of the next preceding
Interest Period with respect to such Loan, and ending on the day thirty, sixty, ninety, one-hundred eighty
or two-hundred seventy days thereafter, as the Borrower may select as provided in Section 2.3 hereof.

Notwithstanding the foregoing:  (i) any Interest Period which commences prior to a Payment Date shall end
no later than such Payment Date if the aggregate principal amount of the Loans or portions thereof to which
such Interest Period would be applicable would include any portion of the aggregate principal amount of
the Loans which is due and payable on such Payment Date; (ii) each Interest
 Period which would otherwise
end on a day which is not a Business Day shall end on the next succeeding
 Business Day (or, in the case
of an Interest Period for LIBOR Loans, if such next succeeding London Business
 Day falls in the next
succeeding calendar month, on the next preceding London Business Day); (iii)
 no more than ten (10)
Interest Periods for Fixed Rate Loans shall be in effect at the same time; (iv)
 any Interest Period for any type
of A Loan which commences before the A Commitment Termination Date shall end no later than the A
Commitment Termination Date and any Interest Period for any type of B Loan which commences before
the B Commitment Termination Date shall end no later than the B Commitment
 Termination Date; and (v)
notwithstanding clauses (i) and (iv) above, no Interest Period shall have a duration of less than one month
(in the case of LIBOR Loans) or thirty days (in the case of CD Loans).  In the event that the Borrower fails
to select the duration of any Interest Period for any Loan within the time period and otherwise as provided
in Section 2.3 hereof, such Loan will be automatically converted into a Prime
 Rate Loan on the last day of
the preceding Interest Period for such Loan.

                                 "Investment" - in any Person by the Borrower:

                                 (a)        the amount paid or committed to be
 paid, or the value of property or
services contributed or committed to be contributed, by the Borrower for or in connection with the
acquisition by the Borrower of any stock, bonds, notes, debentures, partnership or other ownership interests or other securities of such Person; and

                                 (b)        the amount of any advance, loan or
 extension of credit to, or guaranty or
other similar obligation with respect to any Indebtedness of, such Person by the Borrower and (without
duplication) any amount committed to be advanced, loaned, or extended to, or the payment of which is
committed to be assured by a guaranty or similar obligation for the benefit of, such Person by the Borrower.


                                 "IRS" - Internal Revenue Service.

                                 "Latest Balance Sheet" - as defined in Section
 3.9 hereof.

                                 "LIBOR Loans" - Loans the interest on which is
 determined on the basis of rates
referred to in subparagraph (a) of the definition of "Fixed Base Rate" in this
 Article 1.

                                 "Lien" - any mortgage, deed of trust, pledge,
 security interest, encumbrance, lien
or charge of any kind (including any agreement to give any of the foregoing), any conditional sale or other
title retention agreement, any lease in the nature of any of the foregoing, and the filing of or agreement to
give any financing statement under the Uniform Commercial Code of any jurisdiction.

                                 "Loan" and "Loans" - as defined in subsection
 2.1(b) hereof.

                                 "Loan Documents" - this Agreement, the Notes,
 and all other documents executed
and delivered in connection herewith or therewith, including all amendments, modifications and supplements
of or to all such documents.

                                 "London Business Day" - a Business Day on which
 dealings in Dollar deposits are
carried out in the London interbank market.

                                 "Majority Banks" - Banks having 66-2/3% of the
 aggregate amount of the Total
Commitments whether or not Loans or Swing Line Loans are outstanding hereunder.

                                 "NatWest USA" - National Westminster Bank USA
 having an office at 175 Water
Street, New York, New York 10038.

                                 "NCB Business Credit" - NCB Business Credit
Corporation, a Delaware corporation.

                                 "NCB Mortgage" - NCB Mortgage Corporation,
 a Delaware corporation.

                                 "NCCB Senior Obligations" - at any date of
 determination thereof, with respect to
the Borrower, the sum of:

                                 (a)        the aggregate unpaid principal
 amount of Senior Debt, plus

                                 (b)        the aggregate amount of all
 Capitalized Leases, plus

                                 (c)        Restricted Guarantees computed on
 the basis of total outstanding
contingent liability, plus

                                 (d)        Asset Securitization Recourse
 Liabilities of the Borrower (meeting the conditions set forth in either clause (i) or clause (ii) below):

                                            (i)        to the extent, but only
 to the extent, that such obligations arise from the Borrower's obligation to repurchase receivables or other assets as a result of a default in payment by
the obligor thereunder or any other default in performance by such obligor under any agreement related
to such receivables; or

                                            (ii) if the Borrower shall maintain
 a reserve account containing Cash or
Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein, to
the extent, but only to the extent, of the amount of such reserve account or subordinated interest.

                                 "Note" and "Notes" - individually, each of the
 A Notes, the B Notes and the Swing
Line Note, and collectively, all of them.

                                 "Paid-in-Capital" - as determined in accordance
 with GAAP.

                                 "Payment Dates" - each Quarterly Date in each
 year commencing with the
December Quarterly Date.

                                 "PBGC" - as defined in Section 3.17 hereof.

                                 "Permitted Liens" - (i) pledges or deposits by
the Borrower under workman's
compensation laws, unemployment insurance laws, social security laws, or similar legislation, or good faith
deposits in connection with bids, tenders, contracts (other than for the payment of Indebtedness of the
Borrower), or leases to which the Borrower is a party, or deposits to secure public or statutory obligations
of the Borrower or deposits of cash or U.S. Government Bonds to secure surety
, appeal, performance or
other similar bonds to which the Borrower is a party, or deposits as security for contested taxes or import
duties or for the payment of rent; (ii) Liens imposed by law, such as carriers', warehousemen's,
materialmen's and mechanics' liens, or Liens arising out of judgments or awards against the Borrower with
respect to which the Borrower at the time shall currently be prosecuting an appeal or proceedings for review; (iii) Liens for taxes not yet subject to penalties for non-payment and
 Liens for taxes the payment of
which is being contested as permitted by Section 6.6 hereof; and (iv) Liens incidental to the conduct of the
business of the Borrower or to the ownership of its property which were not incurred in connection with
Indebtedness of the Borrower, all of which Liens do not in the aggregate materially detract from the value
of the properties to which they relate or materially impair their use in the operation of the business of the
Borrower.

                                 "Person" - an individual, a corporation, a
 partnership, a joint venture, a trust or unincorporated organization, a joint stock company or other similar organization, a government or any
political subdivision thereof, a court, or any other legal entity, whether acting in an undivided fiduciary or other capacity.

                                 "Plan" - at any time an employee pension
 benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the
 Code and is either (i)
maintained by the Borrower or any member of the Controlled Group for employees of the Borrower, or by
the Borrower for any other member of such Controlled Group or (ii) maintained pursuant to a collective
bargaining agreement or any other arrangement under which more than one employer makes contribu-
tions and to which the Borrower or any member of the Controlled Group is then making or accruing an
obligation to make contributions or has within the preceding five plan years made contributions.

                                 "Post-Default Rate" - (i) in respect of any
Loans not paid when due (whether at
stated maturity, by acceleration or otherwise), a rate per annum during the period commencing on the due
date until such Loans are paid in full equal to (a) if such Loans are Prime Rate
 Loans, 2% above the Prime
Rate as in effect from time to time for Prime Rate Loans, or (b) if such Loans are Fixed Rate Loans, 2%
above the rate of interest in effect thereon at the time of such default until the end of the then current Interest
Period therefor and, thereafter, 2% above the Prime Rate as in effect from time to time for Prime Rate Loans,
or (c) if such Loans are Fed Funds Loans, 2% above the rate of interest then in effect on CD Loans or
LIBOR Loans (at the option of the Majority Banks), having an Interest Period equal to thirty (30) days; and
(ii) in respect of other amounts payable by the Borrower hereunder (other than interest) not paid when due
(whether at stated maturity, by acceleration or otherwise), a rate per annum during the period commencing
on the due date until such other amounts are paid in full equal to 2% above the Prime Rate as in effect from
time to time for Prime Rate Loans.

                                 "Prime Rate" - the interest rate established
 from time to time by NatWest USA as
its prime rate at the Principal Office. Notwithstanding the foregoing, the Borrower acknowledges the fact that NatWest USA may regularly make domestic commercial loans at rates of interest less than the rate of
interest referred to in the preceding sentence.  Each change in any interest rate provided for herein based
upon the Prime Rate resulting from a change in the Prime Rate shall take effect at the time of such change
in the Prime Rate.

                                 "Prime Rate Loans" - Loans (including Swing
 Line Loans) which bear interest at a
rate based upon the Prime Rate.

                                 "Principal Office" - the principal office of
 NatWest USA presently located at 175 Water
Street, New York, New York 10038.

                                 "Property" - any interest in any kind of
 property or asset, whether real, personal or mixed, or tangible or intangible.

                                 "Qualified Assets" - as at any date of
determination thereof, the sum of the following items (a), (b) and (c) owned by the Borrower:

                                 (a)        the principal amount of all
 promissory notes and other interest bearing obligations acquired by the Borrower in the ordinary course of its business less
 (i) reserves for credit losses
applicable thereto, and (ii) unearned income;

                                 (b)        Cash on hand and in banks; and

                                 (c)        Investments other than "Restricted
 Investments" (as such term is defined
in the Senior Note Agreements as in effect on the date hereof).

                                 "Quarterly Dates" - the last day of each
 December, March, June and September,
the first of which shall be the first such day after the date of this Agreement, provided that, if any such date
is not a Business Day or a London Business Day, the relevant Quarterly Date shall be the next succeeding
Business Day (for Prime Rate or CD Loans or payments of the Commitment Fee) or
 London Business Day
(for LIBOR Loans) (or, in the case of LIBOR Loans, if the next succeeding London
 Business Day falls in the
next succeeding calendar month, then the next preceding London Business Day).

                                 "Quarterly Fiscal Dates" - the last day of the
 Borrower's fiscal quarters.

                                 "Reference Bank" - (i) for purposes of
 determining the rates referred to in clause (a) of the definition of "Fixed Base Rate" in this Article 1, the non-United States office or offices or international
banking facility or facilities of NatWest USA as NatWest USA may from time to time select and (ii) for all other
purposes hereunder, the Principal Office.

                                 "Refunded Swing Line Loans" - as defined in
 subsection 2.1(c) hereof.

                                 "Regulation D" - Regulation D of the Board of
 Governors of the Federal Reserve
System, as the same may be amended or supplemented from time to time.

                                 "Regulatory Change" - as to any Bank, any
change after October 1, 1989 in United
States federal, state or foreign laws or regulations (including Regulation D) or the adoption or making after
such date of any interpretations, directives or requests applying to a class of banks including such Bank
of or under any United States federal, state, or foreign laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration
thereof.

                                 "Rentals" - shall mean and include all fixed
 rentals (including as such all payments
which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property)
payable by the Borrower, as lessee or sublessee under a lease of real or personal property, but shall be
exclusive of any amounts required to be paid by the Borrower (whether or not designated as rents or
additional rents) on account of maintenance, repairs, insurance, taxes and similar charges.  Fixed rents
under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any,
required to be paid by the lessee regardless of sales volume or gross revenues.

                                 "Reserve Requirement" - for any Fixed Rate
 Loans for any Interest Period therefor,
the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves)
are required to be maintained during such Interest Period under Regulation D by member banks of the
Federal Reserve System in New York City with deposits exceeding one billion Dollars against (a) in the case of LIBOR Loans, "Eurocurrency liabilities" (as such term is used in Regulation
 D) or (b) in the case of CD
Loans, nonpersonal Dollar time deposits in an amount of $100,000 or more.
 Without limiting the effect of
the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such
member banks by reason of any Regulatory Change against (i) any category of liabilities which includes
deposits by references to which the Fixed Base Rate for LIBOR Loans or CD Loans
 (as the case may be)
is to be determined as provided in the definition of "Fixed Base Rate" in this
 Article 1 or (ii) any category of
extensions of credit or other assets which include LIBOR Loans or CD Loans (as the case may be).
                                 "Restricted Guarantees" -- at any time means
 all "guarantees" (as defined in Section
7.3 hereof) by the Borrower of obligations of others that constitute sum certain obligations at the time such
Guarantees are incurred.

                                 "Retained Earnings" - the consolidated retained
 earnings account (whether allocated
or unallocated) of the Borrower and its Subsidiaries determined as of any date in accordance with GAAP
consistent with those applied in the preparation of the Borrower's consolidated statement of financial condi-tion for the fiscal year ended December 31, 1992.

                                 "Securities Act" - the Securities Act of 1993,
 as amended.

                                 "Security" - the meaning ascribed thereto in
 Section 2(1) of the Securities Act;
provided, however, that Asset Securitization Recourse Liabilities shall not constitute "Securities" except (i) to
the extent that such obligations arise from the Borrower's obligation to repurchase receivables or other
assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables or (ii) if the
 Borrower shall maintain a reserve
account containing Cash or Securities in respect of any such obligations or shall retain or purchase a
subordinated interest therein to the extent of the amount of such reserve account or subordinated interest.

                                 "Selected Banks" - the Banks which are
 signatories to this Agreement, Bank of
Delaware and the one hundred largest commercial banks which either are United
 States national banking
associations or are chartered under the laws of a state of the United States and which have ratings by
Thomson BankWatch, Inc. no lower than B/C.

                                 "Senior Debt" - all Indebtedness of the
 Borrower for borrowed money that is not
expressed to be subordinate or junior to any other Indebtedness, including, without limitation, under this
Agreement or the Senior Note Agreements.


                                 "Senior Notes" - the Senior Notes issued by the
 Borrower in the aggregate principal
amount of $130,000,000 under the terms and conditions of the Senior Note
 Agreements.

                                 "Senior Note Agreements" - collectively,
 (i) the  separate Assumption Agreement
and Amended and Restated Senior Note Agreements dated as of December 1, 1993 in respect of the
Borrower's Amended and Restated 9.28% Senior Notes due December 15, 1994,
 (ii) the Assumption
Agreement and Amended and Restated Senior Note Agreement dated as of December 1,
 1993 in respect
of the Borrower's Amended and Restated 10.15% Senior Notes due October 15, 1995,
 (iii) the Assumption
Agreement and Amended and Restated Senior Note Agreement dated as of December 1,
 1993 in respect
of the Borrower's Amended and Restated 9% Senior Notes due April 26, 1994, and
 (iv) the separate
Assumption Agreement and Amended and Restated Senior Note Agreements, dated as of December 1,
1993, in respect of the Borrower's (a) Amended and Restated 8.18% Series A
 Senior Notes due June 24,
1997, (b) Amended and Restated 8.32% Series B Senior Notes due December 24,
 1997, and (c) Amended
and Restated 8.44% Series C Senior Notes due June 24, 1998, as each may be amended from time to
time.

                                 "SPV" - the meaning assigned to such term in
 the definition of "Asset Securitization" in this Article 1 and NCB I, Inc. and any other Subsidiary of the Borrower having powers limited to the
holding of regular or residual interests arising out of Asset Securitizations.

                                 "Subsidiary" - with respect to any Person, any
corporation, partnership or joint
venture whether now existing or hereafter organized or acquired: (i) in the case of a corporation, of which
a majority of the securities having ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) are at the time owned by such
Person and/or one or more Subsidiaries of such Person or (ii) in the case of partnership or joint venture in which such Person is a general partner or joint venturer or of which a majority of the partnership or other
ownership interests are at the time owned by such Person and/or one or more of its Subsidiaries.

                                 "Swing Line Loan Commitment" - $10,000,000 as
 may be reduced pursuant to
Section 2.2 hereof.

                                 "Swing Line Loan(s)" - as defined in subsection
 2.1(c) hereof.

                                 "Swing Line Lender" - NatWest USA in its
capacity as the maker of Swing Line
Loans.

                                 "Total Commitment" - as to each Bank, the
 sum of its A Commitment and its B
Commitment.

                                 "Unused Commitment" - as at any date, for each
Bank, the difference, if any,
between:  (i) the Total Commitment for such Bank as the same may be reduced pursuant to Sections 2.1,
2.2 and 2.3 hereof; and (ii) the then aggregate outstanding principal amount of all Loans and Swing Line
Loans made by such Bank.

                                 Any accounting terms used in this Agreement
 which are not specifically defined shall have the meanings customarily given to them in accordance with GAAP, except that references in Article 5
to GAAP shall be deemed to refer to such principles as in effect on the date of the financial statements
delivered pursuant thereto.

                                 (b) This Agreement shall become effective, and
 the Existing Loan Agreement shall
be amended and restated pursuant hereto, on the Effective Date, provided that all of the conditions
precedent set forth in Section 4.1 hereof shall have been satisfied on or before such date.

           Article 2.            Commitments and Loans.

                      Section 2.1           Loans.

                                 (a)        A Loans.  Each Bank hereby severally
 agrees to make loans to the
Borrower during the A Credit Period to and including the A Commitment
 Termination Date in an aggregate
principal amount at any one time outstanding up to, but not exceeding, the A Commitment of such Bank as then in effect (individually an "A Loan" and, collectively, the "A Loans").
 Subject to the terms of this Agree-
ment, during the A Credit Period, the Borrower may borrow, prepay (as provided in Section 2.9 hereof) and
reborrow the amount of the A Commitments by means of Prime Rate Loans, CD Loans,
 LIBOR Loans or
Fed Funds Loans, and convert A Loans of one type into A Loans of another type (as provided in Section
2.8 hereof).

                                 (b)        B Loans.  (i)         Each Bank
 hereby severally agrees to make loans to the Borrower during the B Credit Period to and including the B Commitment
 Termination Date in an aggregate
principal amount at any one time outstanding up to, but not exceeding, the B
 Commitment of such Bank
as then in effect (individually a "B Loan" and, collectively, the "B Loans"; and
 together with the A Loans,
collectively referred to as the "Loans" and individually a "Loan").  Subject to the terms of this Agreement,
during the B Credit Period the Borrower may borrow, prepay (as provided in
 Section 2.9 hereof) and
reborrow the amount of the B Commitments by means of Prime Rate Loans, CD Loans,
 LIBOR Loans or
Fed Funds Loans, and convert B Loans of one type into B Loans of another type (as provided in Section
2.8 hereof).

                                     (ii)   The B Commitment Termination Date
 may be extended for a one year
period upon the satisfaction of the following conditions:

                                                       (A)        The Borrower
 shall have given notice to the Agent and the Banks of its desire to extend the then current B Commitment Termination Date at least one hundred twenty
(120) days prior to the then current B Commitment Termination Date; and

                                                       (B)        All of the
Banks shall have agreed in writing to such extension ninety (90) days prior to the then current B Commitment Termination
 Date.

                                 (c)        Swing Line Loans.

                                            (i)        The Swing Line Lender
hereby agrees, subject to the limitations set forth below with respect to the maximum amount of Swing Line Loans permitted to be outstanding from time to time, to make a portion of the Swing Line Lender's B Commitment available to the Borrower from
time to time during the period from the Effective Date through but excluding the
 B Commitment Termination
Date in an aggregate principal amount of up to the Swing Line Loan Commitment by making Swing Line
Loans to the Borrower. In no event shall (A) the aggregate principal amount of the Swing Line Loans outstanding at any time exceed the Swing Line Loan Commitment, (B) the aggregate principal amount of
B Loans made by the Swing Line Lender and the Swing Line Loans outstanding at any time exceed the
B Commitment of the Swing Line Lender as may be reduced,  or (C) the Swing Line
 Loan Commitment
exceed the Swing Line Lender's B Commitment.

                                     (ii)   The Swing Line Lender's Swing Line
 Loan Commitment shall expire on the
B Commitment Termination Date and the outstanding principal amount of the Swing
 Line Loans shall be
paid in full no later than the B Commitment Termination Date. Amounts borrowed by the Borrower under this subsection 2.1(c) may be repaid and reborrowed by means of Prime Rate Loans only.

                                    (iii)   (A)  The Swing Line Lender shall
give each Bank notice of the making of
each Swing Line Loan on the date such Swing Line Loan is made and each Bank hereby agrees, subject
to this subsection, to make a B Loan in an amount equal to such Bank's pro rata share (according to but
not in excess of its B Commitment) of the amount of the Swing Line Loans
 ("Refunded Swing Line Loans")
outstanding on the next Business Day immediately following the date such notice is given.  In the case of
B Loans made by the Banks under the immediately preceding sentence, each such Bank shall make the amount of its B Loan available to the Swing Line Lender in same day funds at the
 Principal Office not later
than 1:00 p.m. (New York time) on the Business Day next succeeding the Business Day after the date such notice is given regardless of whether the conditions precedent set forth in
Section 4.2 hereof to the making
of the Swing Line Loan are then satisfied provided such conditions precedent were satisfied at the time the
Swing Line Lender made such Swing Line Loan.  The proceeds of such B Loans shall be immediately
delivered to the Swing Line Lender and applied to repay the Refunded Swing Line Loans. On the day such B Loans are made, Refunded Swing Line Loans shall be deemed to be paid with the proceeds of
the B Loan made by each Bank and such portion of the Swing Line Loans deemed to be so paid shall no longer be outstanding as Swing Line Loans and shall be due as a B Loan made by each Bank
(including NatWest USA).

                                                       (B)  The Borrower
 authorizes the Swing Line Lender to charge the Borrower's account with the Swing Line Lender in order to immediately pay the Swing Line Lender the amount of such Refunded Swing Line Loans to the extent amounts received from the
 Banks are not
sufficient to repay in full such Refunded Swing Line Loans.

                                                       (C)  If any portion of
 any amount paid (or deemed to be paid) to the Swing Line Lender should be recovered from the Swing Line Lender by or on behalf of the Borrower in bankruptcy, by assignment for the benefit of creditors or otherwise, the loss of the amount so recovered
shall be ratably shared among all Banks proportionately in accordance with their respective B
Commitments; provided, however, that in the case of amounts recovered from the
 Swing Line Lender in
respect of amounts charged against the Borrower's account, the loss of the amount so recovered shall be
shared ratably by all the Banks whose B Loans made pursuant to this paragraph were less than each such
respective Bank's pro rata share of the Refunded Swing Line Loans.

                                                       (D)        Each Bank's
 obligation to make the B Loans referred to in this paragraph shall be absolute and unconditional provided that the conditions precedent to the making
of Swing Line Loan(s) set forth in Section 4.2 hereof are satisfied at the time the Swing Line Lender made
such Swing Line Loan and shall not be affected by any circumstance, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Swing Line
Lender, the Borrower, or any other Person for any reason whatsoever; (ii) the occurrence or continuance
of an Event of Default; (iii) any adverse change in the condition (financial or otherwise) of the Borrower or
any of its Subsidiaries; (iv) the acceleration or maturity of any Loans or the termination of the B
Commitments after the making of any Swing Line Loan; (v) any breach of this
 Agreement by any party to
this Agreement, Agent or any other Bank; or (vi) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.

                                     (iv)   In the event that the Borrower or
 any of its Subsidiaries has filed for
protection under the bankruptcy code or otherwise if the Swing Line Lender requests, each Bank shall
acquire without recourse or warranty an undivided participation interest equal to such Bank's pro rata share
(according to but not in excess of its B Commitment) of any Swing Line Loan otherwise required to be
repaid by such Bank pursuant to the preceding paragraph by paying to the Swing Line Lender on the date on which such Bank would otherwise have been required to make a B Loan in respect of such Swing Line
Loans pursuant to the preceding paragraph in immediately available funds, an amount equal to such
Bank's pro rata share (according to its B Commitment) of such Swing Line Loan and no B Loans shall be
made by such Bank pursuant to the preceding paragraph.  If such amount is not in fact made available
to the Swing Line Lender by that Bank on the date when B Loans would otherwise be required to be made
pursuant to the preceding paragraph, the Swing Line Lender shall be entitled to recover such amount on demand from that Bank together with interest accrued from such date at the customary rate set by the
Swing Line Lender for the correction of errors among banks for three Business
 Days and thereafter at the
rate of interest then applicable to Prime Rate Loans. From and after the date on which any Bank purchases an undivided participation interest in a Swing Line Loan pursuant to this paragraph, the Swing Line Lender
shall promptly distribute to such Bank such Bank's pro rata share (according to its B Commitment) of all payments of principal and interest in respect of such Swing Line Loans.

                                      (v)   A copy of each notice given by the
 Swing Line Lender to the Banks
pursuant to the subparagraph (iii) above shall be promptly delivered by the Swing Line Lender to the
Borrower.  Upon the making of a B Loan by a Bank, the amount so funded shall become due under such
Bank's B Note and shall no longer be owed under the Swing Line Note.

                                     (vi)  Notwithstanding anything herein to
 the contrary, the Swing Line Lender shall not be obligated to make any Swing Line Loans if it has elected after the occurrence and during the
continuation of an Event of Default not to make Swing Line Loans and has notified the Borrower in writing
or by telephone (promptly confirmed in writing) of such election.  The Swing
 Line Lender shall promptly give
notice to the Banks of such election not to make Swing Line Loans.

                      Section 2.2           Reductions in Total Commitments.

                                 The Borrower shall be entitled to reduce the
 Total Commitments provided that the
Borrower shall give notice of such reduction to the Banks as provided in Section
 2.3 hereof and that any
partial reduction of the Total Commitments shall be in an aggregate amount equal to Ten Million
($10,000,000) Dollars or an integral multiple thereof.  Any such reduction shall be permanent and irrevocable.
Any reduction of the B Commitments made pursuant to this Section 2.2, Section
 2.3 or Article 8 hereof
which reduces the B Commitments below the then current amount of the Swing Line
 Loan Commitment
shall result in an automatic corresponding reduction of the Swing Line Loan
 Commitment to the amount
of the B Commitment, as so reduced, without any further action on the part of the Swing Line Lender.

                      Section 2.3           Notices Relating to Loans
                                                       and Swing Line Loans.


                                 (a)        The Borrower shall give the Agent
 notice of each borrowing, reborrowing,
conversion and prepayment of each Loan and of the duration of each Interest
 Period applicable to each
Fixed Rate Loan and each termination or reduction of Total Commitments (in each case, a "Borrowing
Notice"), as hereinafter provided in this Section 2.3.

                                            (i)        In the case of the borrow
ing or reborrowing of a Prime Rate Loan
(other than a Swing Line Loan which is governed by subsection (b) hereof) or a Fed Funds Loan, the
Borrower shall give notice (by telex, telegram or telecopier, or by telephone confirmed in writing promptly
thereafter) to the Agent no later than 1:00 p.m., New York time, on the date of such borrowing.

                                     (ii)   In the case of the borrowing or
 reborrowing of a CD Loan, the Borrower
shall give notice (by telex, telegram or telecopier or by telephone confirmed in writing promptly thereafter)
to the Agent one Business Day prior to such borrowing.

                                    (iii)   In the case of the borrowing or
 reborrowing of a LIBOR Loan, the Borrower shall give notice (by telex, telegram or telecopier or by telephone confirmed in writing promptly thereafter)
to the Agent three London Business Days prior to such borrowing of the proposed
 Loan hereunder.

                                     (iv)   In the case of each notice of
 conversion of Loans of one type into Loans of another type, prepayment and in the case of each reduction of Total
 Commitments, the Borrower shall
give notice (by telex, telegram or telecopier or by telephone confirmed in writing promptly thereafter) to the
Agent three Business Days prior to the date of the proposed conversion, prepayment or reduction of Total
Commitments.

                      Without in any way limiting the Borrower's obligation to confirm in writing any telephonic notice, the Agent may act without liability upon the basis of a telephonic notice believed by the Agent in
good faith to be from the Treasurer or Assistant Treasurer of the Borrower prior to the receipt of written
confirmation.  In each such case, the Borrower hereby waives the right to dispute the Agent's record of the
terms of such telephonic notice.  Each such notice of borrowing, reborrowing, conversion or prepayment
shall specify the amount (subject to Section 2.1 hereof) and type of the Loans
 (including whether the Loan
to be borrowed is an A Loan or a B Loan) to be borrowed, converted or prepaid
 (and, in the case of a
conversion, the type of Loans to result from such conversion), the maturity date if less than 270 days, the
duration of each Interest Period applicable to each Fixed Rate Loan, the date of borrowing, reborrowing,
conversion or prepayment (which shall be a Business Day in the case of each borrowing, reborrowing,
conversion, prepayment of Prime Rate Loans, Fed Funds Loans or CD Loans, and a
 London Business
Day in the case of each borrowing, conversion or prepayment of LIBOR Loans).
 Each such notice of the
duration of an Interest Period shall specify the Loans to which such Interest
 Period is to relate.  Each such
notice shall also direct the Agent to disburse the proceeds of such Loan by wire transfer or otherwise, but
in any event, in immediately available funds, by depositing such proceeds in an account of the Borrower,
designated by the Borrower, and maintained with the Agent.  Any such Loans so made shall be
conclusively presumed to have been made to or for the benefit of the Borrower when deposited to any
account of the Borrower with the Agent even though Persons, other than those authorized to borrow on behalf of the Borrower, may have authority to draw against such account. With respect to Fed Funds
Loans, each such notice shall state only the amount of such Loan and that it is to bear interest at the Fed
Funds Rate.  The Agent shall notify the Banks of the content of each such notice promptly after its receipt
thereof.

                                 (b)        In the case of the borrowing or
 reborrowing of a Swing Line Loan, the
Borrower shall give notice (by telex, telegram, or telecopier or by telephone confirmed in writing promptly
thereafter) to the Swing Line Lender no later than 3:00 p.m., New York time, on the date of such borrowing.

                      Section 2.4           Fees.

                                 The Borrower shall pay to the Agent for the
 account of each Bank a commitment
fee (the "Commitment Fee") on  the amount of each Bank's Total Commitment, for the period from the date
hereof to and including the earlier of the date such Bank's Total Commitment is terminated or the A
Commitment Termination Date, at the rate of 0.3125% per annum on the Total
 Commitments. The accrued
Commitment Fee shall be payable quarterly on the Quarterly Dates and on the earlier of the date the Total
Commitments are terminated and the A Commitment Termination Date.

                      Section 2.5           Lending Offices.

                                 The Loans of each type made by each Bank shall
 be made and maintained at
such Bank's Applicable Lending Office for Loans of such type.  The Swing Line
 Loans made by the Swing
Line Lender shall be made and maintained at the Swing Line Lender's Applicable
 Lending Office.

                      Section 2.6           Several Obligations.

                                 The failure of any Bank to make any Loan to be
 made by it on the date specified
therefor shall not relieve  the other Banks of their respective obligations to make their Loans on such date,
but no Bank shall be responsible for the failure of the other Banks to make
 Loans to be made by such
other Banks.

                      Section 2.7           Borrowings.

                                 (a)        The Borrower shall give the Agent
 notice of each borrowing hereunder as
provided in Section 2.3 hereof.  Not  later than 3:00 p.m. on the date specified for each borrowing
hereunder (other than a borrowing in respect of a Swing Line Loan which is governed by subsection 2.1(c)
hereof), each Bank shall transfer to the Agent, by wire transfer or otherwise, but in any event in immediately
available funds, the amount of the Loan to be made by it on such date, and the
 Agent, upon its receipt
thereof, shall disburse such sum in accordance with the directions of the Borrower contained in the
Borrowing Notice relating to such Loan.

                                 (b)        Notwithstanding anything contained
 in any Borrowing Notice to the contrary, the Loans (other than Swing Line Loans) shall be disbursed in the following order of priority:  (i) first, the A
Loans, then (ii) the B Loans.

                      Section 2.8           Conversions of Loans.

                                 The Borrower shall have the right to convert
 Loans of one type into Loans of
another type from time to time,  provided that:  (i) the Borrower shall give the
 Agent notice of each such
conversion as provided in Section 2.3 hereof; (ii) Fixed Rate Loans may be converted only on the last day
of an Interest Period for such Loans; (iii) except as required by Sections 2.23, or 2.24 hereof, no Prime Rate
Loan may be converted into a Fixed Rate Loan if on the proposed date of conversion a Default or an Event
of Default exists; and (iv) no Fed Funds Loan may be converted into any other type of Loan.
Notwithstanding the foregoing, Swing Line Loans may not be converted into Fixed
 Rate Loans.  The Agent
shall use its best efforts to notify the Borrower of the effectiveness of such conversion, and the new interest
rate to which the converted Loans are subject, as soon as practicable after the conversion; provided,
however, that any failure to give such notice shall not affect the Borrower's obligations, or the Agent's or the
Banks' rights and remedies, hereunder in any way whatsoever.

                      Section 2.9           Prepayments.

                                 (a)        The Borrower shall have the right
 to prepay the Prime Rate Loans (other
than the Swing Line Loans) from time to time in whole or in part, provided that the Borrower shall give the
Agent notice of each such prepayment as provided in Section 2.3 hereof.

                                 (b)        All prepayments of the Loans shall
 be made together with payment of all
interest accrued on the amount prepaid, but without premium or penalty.

                      Section 2.10          Use of Proceeds of Loans.

                                 The proceeds of the Loans (including the Swing
 Line Loans) made hereunder may
be used by the Borrower solely for its general corporate purposes and for working capital purposes.

                      Section 2.11          Payment of Loans.

                                 (a)        With respect to each Prime Rate
 Loan or Fixed Rate Loan made hereunder
in respect of the A Commitment, the Borrower shall pay to the Agent for the account of the Banks on the
earliest of the A Commitment Termination Date or 270 days after the making of such A Loan or such
shorter period as the Borrower shall specify in the Borrowing Notice in connection with such A Loan, the
unpaid principal of such Prime Rate Loan or Fixed Rate Loan outstanding on such date. With respect to each Fed Funds Loan, the Borrower shall pay to the Agent for the account of the
 Banks on the earlier of
the A Commitment Termination Date or the seventh Business Day next succeeding the day such Fed
Funds Loan was made, the unpaid principal of such Fed Funds Loan outstanding on such date.

                                 (b)        With respect to each Prime Rate Loan
 or Fixed Rate Loan made hereunder
in respect of the B Commitment, the Borrower shall pay to the Agent for the account of the Banks on the
earliest of the B Commitment Termination Date or 270 days after the making of such B Loan or such
shorter period as the Borrower shall specify in the Borrowing Notice in connection with such B Loan, the
unpaid principal of such Prime Rate Loan or Fixed Rate Loan outstanding on such date.  With respect to
each Fed Funds Loan, the Borrower shall pay to the Agent for the account of the Banks on the earlier of
the B Commitment Termination Date or the seventh Business Day next succeeding the day such Fed
Funds Loan was made, the unpaid principal of such Fed Funds Loan outstanding on such date.

                                 (c)        With respect to each Swing Line Loan
 made hereunder, the Borrower shall
pay to the Swing Line Lender on the B Commitment Termination Date the unpaid principal of any Swing
Line Loan outstanding on such date.

                      Section 2.12          Interest.

                                 The Borrower shall pay to the Agent for the
 account of each Bank interest on the
unpaid principal amount of each Loan and the Swing Line Loan, if any, made by such Bank for the period
commencing on the date of such Loan until such Loan shall be paid in full, at the following rates per annum:

                                            (a)        During such periods such
 Loan is a Prime Rate Loan, the Prime
Rate; provided, however, that the interest rate applicable to any Prime Rate
 Loan on any day during the
period commencing on December 15 of any year and ending on January 2 of the following year shall be
equal to the sum of (x) the federal funds rate charged to the Reference Bank
 (as reasonably determined
by the Reference Bank) on overnight federal funds transfers arranged by federal funds brokers with
member banks of the Federal Reserve System (or, if such day is not a Business
 Day, on the next
preceding Business Day) plus (y) 1.5%;

                                            (b)        During such periods such
 Loan is a CD Loan or a LIBOR Loan,
for each Interest Period relating thereto, the Fixed Rate for such Loan for such Interest Period plus the Applicable
 Margin; and

                                            (c)        During such periods such
 Loan is a Fed Funds Loan, the Federal
Funds Rate plus the Applicable Margin.

                                 During all such periods when the aggregate
 outstanding principal amount of LIBOR
Loans, CD Loans and Fed Funds Loans shall be equal to or greater than
 $50,000,000, the Borrower shall
pay to the Agent for the account of each Bank Additional Interest with respect to the aggregate of such
Loans in excess of $50,000,000.

                                 Notwithstanding the foregoing, the Borrower
 shall pay interest on any Loan or any
installment thereof, and on any other amount payable by the Borrower hereunder
 (other than interest) which
shall not be paid in full when due (whether at stated maturity, by acceleration or otherwise) for the period
commencing on the due date thereof until the same is paid in full at the applicable Post-Default Rate.
Except as hereinafter provided, accrued interest on each Loan shall be payable
 (a) in the case of a Prime
Rate Loan, quarterly on the Quarterly Dates, (b) in the case of a Fixed Rate
 Loan, on the last day of each
Interest Period for such Loan (and, if such Interest Period exceeds three months' duration, quarterly,
commencing on the first quarterly anniversary of the first day of such Interest
 Period), (c) in the case of a
Fed Funds Loan, on the due date of such Loan, and (d) in the case of any Loan except a Fed Funds
Loan, upon the payment or prepayment thereof or the conversion thereof into a
 Loan of another type (but
only on the principal so paid, prepaid or converted).  Additional Interest will be deemed to be payable first
on outstanding Fed Funds Loans, next on outstanding CD Loans and finally on outstanding LIBOR Loans
and will be paid quarterly on the Quarterly Dates.  Interest which is payable at the Post-Default Rate shall
be payable from time to time on demand of the Agent or any Bank.  Promptly after the establishment of
any interest rate provided for herein or any change therein, the Agent will notify the Banks and the Borrower
thereof.

                      Section 2.13          Notes.

                                 (a)        The A Loans made by each Bank shall
 be evidenced by a single
promissory note of the Borrower (a "A Note" and, collectively, the "A Notes") in substantially the form of
Exhibit A-1 hereto, dated the Effective Date, payable to the order of such Bank in a principal amount equal
to such Bank's A Commitment as originally in effect and otherwise duly completed.  All A Loans made by
each Bank hereunder and all payments and prepayments made on account of the principal thereof, and
all conversions of such A Loans shall be recorded by such Bank on the schedule attached to the relevant
A Note (provided that any failure by such Bank to make any such endorsement shall not affect the
obligations of the Borrower hereunder or under such A Note in respect of such A Loans).

                                 (b)        The B Loans made by each Bank shall
 be evidenced by a single
promissory note of the Borrower (a "B Note" and, collectively, the "B Notes") in substantially the form of
Exhibit A-2 hereto, dated the Effective Date, payable to the order of such Bank in a principal amount equal
to such Bank's B Commitment as originally in effect and otherwise duly completed.  All B Loans made by
each Bank hereunder and all payments and prepayments made on account of the principal thereof, and
all conversions of such B Loans shall be recorded by such Bank on the schedule attached to the relevant
B Note (provided that any failure by such Bank to make any such endorsement shall not affect the
obligations of the Borrower hereunder or under such B Note in respect of such B Loans).

                                 (c)        The Swing Line Loans made by the
Swing Line Lender shall be evidenced
by a single promissory note of the Borrower (the "Swing Line Note")
 substantially in the form of Exhibit A-3 hereto, dated the Effective Date, payable to the order of the Swing Line Lender in a principal amount equal
to the Swing Line Loan Commitment and otherwise duly completed. All Swing Line Loans made by the
Swing Line Lender hereunder and all payments and prepayments on account of the principal thereof shall be recorded by the Swing Line Lender on the schedule attached to the Swing Line
 Note (provided, that
any failure by the Swing Line Lender to make such endorsement shall not affect the obligations of the
Borrower hereunder or under the Swing Line Note).

                      Section 2.14          Payments.

                                 All payments of principal, interest, fees and
 other charges (including indemnities)
payable by the Borrower  hereunder shall be made in Dollars, in immediately available funds, to the Agent
at the Principal Office not later than 11:00 a.m., New York City time, on the date on which such payment
shall become due (and the Agent or any Bank for whose account any such payment is to be made may,
but shall not be obligated to, debit the amount of any such payment which is not made by such time to
any ordinary deposit account of the Borrower with the Agent or such Bank, as the case may be).
Additional provisions relating to payments are set forth in Section 10.3 hereof.
  Each payment received by
the Agent hereunder for the account of a Bank or the Swing Line Lender shall be paid promptly to such
Bank or Swing Line Lender, in like funds, for the account of such Bank's or
 Swing Line Lender's Applicable
Lending Office for the Loan or Swing Line Loan in respect of which such payment is made.

                      Section 2.15          Pro Rata Treatment.

                                 Except as otherwise provided herein:  (i) each
 borrowing from the Banks under
Section 2.1 hereof (other than the Swing Line Loan) will be made from the Banks and each partial reduction of the Total Commitments shall be applied to such Total Commitments of the
 Banks, pro rata according
to their respective Unused Commitments; (ii) each payment of each fee shall be made for the account of
the Banks pro rata according to their respective Total Commitments, (iii) each conversion of Loans of a
particular type under Section 2.8 hereof (other than conversions provided for by Section 2.21 or 2.22 hereof)
will be made pro rata among the Banks holding Loans of such type according to the respective principal
amounts of such Loans held by such Banks; (iv) each payment and prepayment of principal of or interest
on Loans of a particular type will be made to the Agent for the account of the
 Banks holding Loans of such
type pro rata in accordance with the respective unpaid principal amounts of such Loans held by such
Banks; and (v) Interest Periods for Loans of a particular type shall be allocated among the Banks holding
Loans of such type pro rata according to the respective principal amounts of such Loans held by such
Banks.

                      Section 2.16          Computations.

                                 Interest on all Loans and the Commitment Fee
 shall be computed on the basis of
a year of 360 days and actual days elapsed (including the first day but excluding the last) occurring in the
period for which payable.

                      Section 2.17          Minimum Amounts of Borrowings,
                                             Conversions, Prepayments and
                                                Interest Periods.

                                 (a)        Except for borrowings, conversions
 and prepayments which exhaust the
full remaining amount of the Total Commitments (in the case of borrowings)
 or result in the conversion or
prepayment of all Loans of a particular type (in the case of conversions or prepayments) or conversions
made pursuant to Section 2.23 hereof, each borrowing, each conversion of Loans of one type into Loans
of another type and each prepayment of principal of Loans hereunder shall be in an amount at least equal
to Two Million ($2,000,000) Dollars or a multiple of $1,000,000 (borrowings, conversions and prepayment
of different types of Loans at the same time hereunder to be deemed separate borrowings, conversions
and prepayments for purposes of the foregoing, one for each type).

                                 (b)        Except for borrowings which exhaust
 the Swing Line Loan Commitment,
each borrowing of principal of the Swing Line Loans hereunder shall be in an amount at least equal to Two
Million ($2,000,000) Dollars or a multiple of $1,000,000.

                      Section 2.18          Non-Receipt of Funds by the Agent.

                                 Unless the Agent shall have been notified by
 a Bank or the Borrower (the "Payor")
prior to the time upon which  such Bank is to make payment to the Agent of the proceeds of a Loan
(including a Refunded Swing Line Loan) to be made by it hereunder or the
 Borrower is to make a payment
to the Agent for the account of one or more of the Banks, as the case may be
 (such payment being herein
called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend
to make the Required Payment to the Agent, the Agent may assume that the
 Required Payment has been
made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof
available to the intended recipient on such date and, if the Payor has not in fact made the Required
Payment to the Agent, the recipient of such payment shall, on demand, repay to the Agent the amount
made available to it together with interest thereon in respect of each day during the period commencing
on the date such amount was so made available by the Agent until the date the
 Agent recovers such
amount at a rate per annum equal to the Federal Funds Rate for such day (when the recipient is a Bank)
or equal to the rate of interest applicable to such Loan (when the recipient is the Borrower).

                      Section 2.19          Sharing of Payments, Etc.

                                 The Borrower hereby agrees that, in addition to
 (and without limitation of) any right
of set-off, banker's lien or counterclaim a Bank may otherwise have, each Bank shall be entitled, at its option,
to offset balances held by it at any of its offices against any principal of or interest on any of its Loans
hereunder, or any fee payable to it, which is not paid when due (regardless of whether such balances are
then due to the Borrower), in which case it shall promptly notify the Borrower and the Agent thereof, provid-
ed that its failure to give such notice shall not affect the validity thereof.
 If a Bank shall effect payment of any
principal of or interest on Loans held by it under this Agreement through the exercise of any right of set-off,
banker's lien, counterclaim or similar right, it shall promptly purchase from the other Banks participations in
the Loans held by the other Banks in such amounts, and make such other adjustments from time to time
as shall be equitable, to the end that all the Banks shall share the benefit of such payment pro rata in
accordance with the unpaid principal and interest on the Loans held by each of them.  To such end all the
Banks shall make appropriate adjustments among themselves (by the resale of participations sold or other-
wise) if such payment is rescinded or must otherwise be restored. The Borrower agrees that any Bank so purchasing a participation in the Loans held by the other Banks may exercise all rights of set-off, banker's
lien, counterclaim or similar rights with respect to such participation as fully as if such Bank were a direct
holder of Loans in the amount of such participation.  Nothing contained herein shall require any Bank to
exercise any such right or shall affect the right of any Bank to exercise and retain the benefits of exercising,
any such right with respect to any other indebtedness or obligation of the Borrower.

                      Section 2.20          Additional Costs.

                                 (a)        (i)        The Borrower shall pay
 directly to each Bank from time to time such amounts as such Bank may determine to be necessary to compensate it for any costs incurred by such
Bank which such Bank determines are attributable to its making or maintaining any Fixed Rate Loans or
its Total Commitment hereunder or any reduction in any amount receivable by such
 Bank hereunder in
respect of any of such Loans or Total Commitments (such increases in costs and reductions in amounts
receivable being herein called "Additional Costs"), resulting from any
 Regulatory Change which: (i) changes
the basis of taxation of any amounts payable to such Bank under this Agreement or its Note in respect of
any of such Loans (other than taxes imposed on the overall net income of such
 Bank or its Applicable
Lending Office for any of such Loans by the jurisdiction in which such Bank has its principal office or such
Applicable Lending Office); or (ii) imposes or modifies any reserve, special deposit or similar requirements
relating to or any deposits with or other liabilities of, such Bank (including any deposits referred to in the
definition of "Fixed Base Rate" in Article 1 hereof); or (iii) imposes any other conditions affecting this
Agreement in respect of the Fixed Rate Loans.  Each Bank will notify the
 Borrower and the Agent of any
event occurring after the date of this Agreement which will entitle such Bank to compensation pursuant to
this Section 2.20 as promptly as practicable after it obtains knowledge thereof and determines to request
such compensation.  Each Bank will furnish the Borrower and the Agent with a certificate setting forth the
basis and amount of each request for such Bank for compensation from the
 Borrower under this Section
2.20. The Borrower may, by notice to such Bank (with a copy to the Agent), require that such Bank's
Loans of the type with respect to which such compensation is requested be converted into Prime Rate
Loans, LIBOR Loans or CD Loans, as the case may be, in accordance with Sections
 2.8 and 2.23 hereof.

                                     (ii)   Without limiting the effect of the
 foregoing provisions of this Section 2.20, in the event that, by reason of any Regulatory Change, any Bank either
 (i) incurs Additional Costs based
on or measured by the excess above a specified level of the amount of a category of deposits or other
liabilities of such Bank which includes deposits by reference to which the interest rate on CD Loans or
LIBOR Loans is determined as provided in this Agreement or a category of extensions of credit or other
assets of such Bank which includes CD Loans or LIBOR Loans or (ii) becomes subject to restrictions on
the amount of such a category of liabilities or assets which it may hold, then, if such Bank so elects by notice to the Borrower (with a copy to the Agent), the obligation of such Bank to make, and to convert
Loans of any other type into, Loans of such type hereunder shall be suspended until the date such
Regulatory Change ceases to be in effect (and all Loans of such type of such
 Bank then outstanding shall
be converted into Prime Rate Loans, LIBOR Loans or CD Loans, as the case may be, in accordance with
Section 2.8 and 2.23 hereof).

                                 (b)        If any existing or future law or
 regulation or the interpretation thereof by any court or administrative or governmental authority charged with the administration thereof, or compliance by any Bank with any request or directive (whether or not having the force of law)
 of any such authority, either
imposes, modifies, deems applicable or results in the application of, any capital maintenance, capital ratio
or similar requirement against loan commitments made by any Bank and the result thereof is to impose
upon such Bank or increase any capital requirement applicable as a result of the making or maintenance
of such Bank's Total Commitment (which imposition of or increase in capital requirements may be
determined by the Bank's reasonable allocation of the aggregate of such capital impositions or increases)
then, upon demand by such Bank (a copy of which demand shall be delivered to the
 Agent), the Borrower
shall immediately pay to the Bank from time to time specified by the Bank, such additional fees as shall be
sufficient to compensate the Bank for such imposition of or increase in capital requirements.  Such Bank
will furnish the Borrower and the Agent with a certificate setting forth the basis and amount of each request
by such Bank for compensation from the Borrower under this Section 2.20.  The
 Borrower may, by notice
to such Bank (with a copy to the Agent), require that such Bank's Loans of the type with respect to which
such compensation is requested be converted into Prime Rate Loans, LIBOR Loans or CD Loans, as the
case may be, in accordance with Section 2.8 and 2.23 hereof.

                                 (c)        Determinations by any Bank for
 purposes of this Section 2.20 of the effect of any Regulatory Change on its costs of making or maintaining Loans or on amounts receivable by it in
respect of Loans, and of the additional amounts required to compensate such Bank in respect of any
Additional Costs, shall be conclusive, absent manifest error.

                      Section 2.21          Limitation on Types of Loans.

                                 Anything herein to the contrary
 notwithstanding, if, on or prior to the determination of an interest rate for any CD Loans or LIBOR Loans for any Interest Period therefor:

                                 (a)        the Majority Banks determine (which
determination shall be conclusive
absent manifest error) that, by reason of any event affecting the money markets in the United States or the
London interbank market, quotations of interest rates for the relevant deposits are not being provided in the
relevant amounts or for the relevant maturities for purposes of determining the rate of interest for such Loans
under this Agreement, or

                                 (b)        the Majority Banks determine (which
determination shall be conclusive
absent manifest error) that the rates of interest referred to in the definition of "Fixed Base Rate" in Article 1 hereof upon the basis of which the rate of interest on any CD Loans or LIBOR
 Loans for such period is
determined do not accurately reflect the cost to the Banks of making or maintaining such Loans for such
period;

then the Agent shall give the Borrower and each Bank prompt notice thereof (and shall thereafter give the
Borrower and each Bank prompt notice of the cessation, if any, of such condition), and so long as such
condition remains in effect, the Banks shall be under no obligation to make
 Loans of such type or to convert
Loans of any other type into Loans of such type and the Borrower shall, on the last day(s) of the then
current Interest Period(s) for the outstanding Loans of the affected type either prepay such Loans in
accordance with Section 2.9 hereof or convert such Loans into Loans of another type in accordance with
Section 2.8 hereof.

Section 2.22          Illegality.

   Notwithstanding any other provision in this Agreement, in the event that it becomes unlawful for any Bank or its Applicable Lending Office to (i) honor its obligation to make LIBOR Loans
hereunder, or (ii) maintain LIBOR Loans hereunder, then such Bank shall promptly notify the Borrower
thereof in writing (with a copy to the Agent), describing such illegality in reasonable detail (and shall thereafter
promptly notify the Borrower and the Agent of the cessation, if any, of such illegality), and such Bank's
obligation to make LIBOR Loans and to convert other types of Loans into LIBOR
 Loans hereunder shall,
upon written notice given by such Bank to the Borrower, be suspended until such time as such Bank may
again make and maintain LIBOR Loans and such Bank's outstanding LIBOR Loans shall be converted into
Prime Rate Loans or CD Loans (as shall be designated in a notice from the Borrower to the Agent pursuant to Section 2.3 hereof) in accordance with Sections 2.8 and 2.23 hereof.


                      Section 2.23          Certain Conversions
                                                      Pursuant to Sections 2.20.

                                 If the Loans of any Bank of a particular type
 (Loans of such type being herein called
"Affected Loans" and such  type being herein called the "Affected Type") are to be converted pursuant to
Section 2.20 hereof, such Bank's Affected Loans shall be converted into Prime Rate Loans, or LIBOR Loans or CD Loans, as the case may be (the "New Type Loans") on the last day(s) of the then current Interest
Period(s) for the Affected Loans (or, in the case of a conversion required by
 Section 2.20(b) on such earlier
date as such Bank may specify to the Borrower with a copy to the Agent) and, until such Bank gives notice
as provided below that the circumstances specified in Section 2.20 hereof which gave rise to such
conversion no longer exist:

                                            (a)        to the extent that such
 Bank's Affected Loans have been so
converted, all payments and prepayments of principal which would otherwise be applied to such Affected
Loans shall be applied instead to its New Type Loans;

                                            (b)        all Loans which would
 otherwise be made by such Bank as Loans
of the Affected Type shall be made instead as New Type Loans and all Loans of such Bank which would
otherwise be converted into Loans of the Affected Type shall be converted instead into (or shall remain as)
New Type Loans; and

                                            (c)        if Loans of the Affected
Type are subsequently converted into
Loans of another type (other than New Type Loans), such Bank's New Type Loans shall be automatically converted on the conversion date into Loans of such other type to the extent necessary so that, after giving effect thereto, all Loans held by such Bank and the Banks whose Loans are so converted are held pro rata
(as to principal amounts, types and, to the extent applicable, Interest Periods)
 in accordance with their
respective Total Commitments.

                      Section 2.24          Indemnification.

                                 The Borrower shall pay to the Agent for the
 account of each Bank, upon the
request of such Bank through the  Agent, such amount or amounts as shall compensate such Bank for
any loss (including loss of profit), cost or expense incurred by such Bank (as reasonably determined by
such Bank) as a result of:
                                 (a)        any payment or prepayment or
 conversion of a Fixed Rate Loan held by
such Bank on a date other than the last day of an Interest Period for such Fixed
 Rate Loan or any payment
or prepayment of a Federal Funds Loan prior to maturity; or

                                 (b)        any failure by the Borrower to
 borrow a Fixed Rate Loan held by such
Bank on the date for such borrowing specified in the relevant Borrowing Notice under Section 2.3 hereof;

such compensation to include, without limitation, an amount equal to the excess, if any, of (a) the amount
of interest which would have accrued on the amount so paid, prepaid or converted or not borrowed for
the period from the date of such payment, prepayment or conversion or failure to borrow, convert or
prepay to the last day of the then current Interest Period for such Fixed Rate Loan or, in the case of Fed
Funds Loans, the period of time remaining until maturity, Loans (or, in the case of a failure to borrow, the
Interest Period for such Fixed Rate Loan which would have commenced on the date of such failure to borrow) at the applicable rate of interest for such Fixed Rate Loan provided for herein over (b) the amount of interest (as reasonably determined by such Bank) such Bank would have bid in the London interbank market (if such Loan is a LIBOR Loan) or the United States certificate of deposit market (if such Loan is a
CD Loan) for Dollar deposits of amounts comparable to such principal amount and maturities comparable
to such period or the Prime Rate (if such Loan is a Fed Funds Loan).

                      Section 2.25          Termination of A Commitment
                                                   under Certain Circumstances.

                                 (a)        Any Bank may terminate its
A Commitment hereunder by giving written notice of such termination to the Borrower, the Agent and each other Bank not less than 364 days prior
to the effective date of such termination.  Once given, such notice shall be irrevocable.  On the effective date
of any such termination, the Borrower may either pay to the terminating Bank
 (the "Terminating Bank") all
amounts due and owing to the Terminating Bank under this Agreement including all amounts due
pursuant to Section 2.24 in connection with the prepayment of A Loans, or find a Bank or other financial institution acceptable to the Banks which would be willing to assume the
 Terminating Bank's A
Commitment.  Such Bank (the "Assuming Bank") shall execute and deliver to the
 Agent, an appropriately
completed assumption agreement or other written instrument consented to by the
 Borrower and the Agent
at least 20 Business Days prior to the date such assumption is to be effective providing for, among other things, the purchase by the Assuming Bank of the Terminating Bank's outstanding A Loans at a purchase price equal to the unpaid principal amount of such A Loans plus accrued and unpaid interest thereon to
the date of assumption.  In addition, on the date of assumption, the Borrower will pay to the Terminating
Bank all amounts payable to the Terminating Bank pursuant to Section 2.24 in connection with the
prepayment of any A Loans.  Notwithstanding any provision in this Agreement to the contrary, no Bank
may terminate its A Commitment pursuant to this subsection 2.25(a) without the consent of the Majority
Banks if on the effective date of any termination provided hereby, a Default shall then have occurred and be continuing.

                                 (b)        So long as no Default shall have
occurred and be continuing on the
effective date of the termination provided under this subsection 2.25(b), the Borrower may terminate the
A Commitment hereunder by giving written notice of such termination to the Agent and each of the Banks
not less than 364 days prior to the effective date of such termination.  Once given, such notice shall be
irrevocable. On the effective date of such termination, the Borrower shall pay to the Agent and to each Bank all amounts due and owing under this Agreement including amounts due under Section 2.24 in connection with the prepayment of Loans.

                                 (c)        The Borrower and each Bank shall
 execute and deliver such further
instruments as may be reasonably requested by the Agent to carry out the purpose of this Section 2.25.
           Article 3.  Repres

                      The Borrower hereby represents and warrants to the Banks and the Agent that:

                      Section 3.1           Organization.

                                 (a)  Each of the Borrower and its Subsidiaries
is duly organized and validly existing under the laws of its jurisdiction of organization and has the power to own its assets and to transact the business in which it is presently engaged and in which it proposes to be engaged. Exhibit B annexed hereto accurately and completely lists the jurisdiction of incorporation of the Borrower and its Subsidiaries, and the authorized and outstanding shares of common stock of the Borrower and its Subsidiaries. All ofthe shares which are issued and outstanding have been duly and validly issued and are fully paid and non-assessable. Except as set forth on Exhibit B, there are not outstanding any warrants, options, contracts or commitments of any kind entitling any Person to purchase or otherwise acquire any shares of capital stock
of the Borrower or its Subsidiaries nor are there outstanding any securities which are convertible into or
exchangeable for any shares of capital stock of the Borrower or any of its
 Subsidiaries.  Except as set forth
on Exhibit B, neither the Borrower nor any of its Subsidiaries has any Subsidiary.

                                 (b)  There are no jurisdictions other than as
 set forth on Exhibit B hereto in which
the character of the properties owned or proposed to be owned by the Borrower or any of its Subsidiaries
or in which the transaction of the business of the Borrower or any of its Subsidiaries as now conducted or as proposed to be conducted requires or will require the Borrower or any of its Subsidiaries to qualify to do business and as to which failure so to qualify could have a material adverse effect on the business,operations, financial condition or properties of the Borrower and its Subsidiary.

                      Section 3.2           Power, Authority, Consents.

(i) The Borrower has the power to execute, deliver and perform the Loan Documents to be executed by it, (ii) the Borrower has the power to borrow hereunder and has taken all necessary action to authorize the borrowing hereunder on the terms and conditions of this Agreement, and
(iii) the Borrower has taken all necessary action, corporate or otherwise, to authorize the execution, delivery and performance of the Loan Documents to be executed by it. No consent or approval of any Person(including, without limitation, any stockholder of the Borrower), no consent or mortgagee, no waiver of any Lien or right of distraint or other similar right and no consent, license, approval, authorization or declaration of any governmental authority, bureau or agency, is or will be required in connection with the execution, delivery or performance by the Borrower, or the validity or enforcement of the Loan Documents, except as set forth on Exhibit C annexed hereto, each of which either has been dulyand validly obtained on or prior to the date hereof and is now in full force and effect, or is designated Exhibit C as waived by the Majority Banks.

Section 3.3           No Violation of Law or Agreements.

     The execution and delivery by the Borrower of each Loan Document and performance by it hereunder and thereunder, will not violate any provision of law and will not, except as set forth on Exhibit C annexed hereto, conflict with or result in a breach of any order, writ, injunction resolution, decree, or other similar document or instrument of any court or goveror agency, domestic or foreign, or any certificate of incorporation or by-or without the giving of notice or lapse of time, or both) a default under or brenote or indenture to which the Borrower is a party, or by which the Borrower properties or assets is affected, or result in the imposition of any Lien of any nature whatsoever upon any of the properties or assets owned by or used in connection with the business of the Borrower.

Section 3.4           Due Execution, Validity,
                                                       Enforceability.

      This Agreement and each other Loan Document has been duly executed and delivered by the Borrower and each constitutes the valid and legally binding obligation of the Borrower, enforceable in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other similar laws, now or here to or affecting the enforcement of creditors' rights generally and experformance and other equitable remedies are subject to judicial discretion.

Section 3.5           Properties.

        All of the properties and assets owned by the Borrower or any of its Subsidiaries are owned by each of them, respectively, free and clear of any Lien of any nature whatsoever, except Permitted Liens and as permitted by Exhibit D annexed hereto.

Section 3.6           Judgments, Actions, Proceedings.

        Except as set forth on Exhibit E annexed hereto, there are no outstanding judgments, actions or proceedings pending before any court or governmental authority, bureau or agency, with respect to the Borrower or any of its Subsidiaries or, to the best of the Borrower's knowledge, threatened against or affecting the Borrower or any of its Subsidiaries, involving proceeding, a claim in excess of $250,000, nor, to the best of the Borrow reasonable basis for the institution of any such action or proceeding there any such actions or proceedings in which the Borrower or any of its Subsidiaries is a plaintiff or complainant.

Section 3.7           No Defaults, Compliance With Laws.

        Except as set forth on Exhibit F annexed hereto, neither the Borrower nor any of its Subsidiaries is in material default under any agreement, ordinance, resolution, decree, bond, note, indenture, order or judgment to which it is a party or by which it is bound, or any other instrument by which any of the properties or assets owned by it or used in affected, and each of the Borrower and its Subsidiaries has complied and is in compliance in all material respects with all applicable laws, ordinances and regulations non-compliance with which could have a material adverse effect on the business, operations, financial condition or properties of the Borrower or any of its Subsidiaries or on the ability of the Borrower or any of its Subsidiaries to perform their respective obligations under the Loan Documents.

Section 3.8           Burdensome Documents.

         Except as set forth on Exhibit G annexed hereto, neither the Borrower nor its Subsidiaries is a party to or bound by, nor are any of its properties or assets affected by, any agreement,ordinance, resolution, decree, bond, note, indenture, order or judgment which materially and adversely affects its business, assets or condition, financial or otherwise.

Section 3.9           Financial Statements.

         Each of the Financial Statements is correct and complete and presents fairly the consolidated and consolidating financial position of the Borrower and its Subsidiaries, as the case may be, as at its date, and has been prepared in accordance with GAAP. Neither the Borrower nor an Subsidiaries has any material obligation, liability or commitment, direct or contingent, which is not reflected in the Financial Statements. There has been no material adverse change in operations of the Borrower or any of its Subsidiaries since the date of the latest balance sheet included in the Financial Statements (the "Latest Balance Sheet"). The fiscal year of the Borrower is twelve-month period ending on December 31 in each year.

Section 3.10          Tax Returns.

        The Borrower and each of its Subsidiaries has filed all federal, state and local tax returns required to be filed by it and has not failed to pay any taxes, or interest and penalties relating thereto, on or before the due dates thereof. Except to the extent that reserves therefor Financial Statements,
(a) there are no material federal, state or local tax liabilities of the Borrower and its Subsidiaries due or to become due for any tax year ended on or prior to the date of the Latest Balance Sheet relating to such entity, whether incurred in respect of or measured by the income of such entity, which are not properly reflected in the Latest Balance Sheet, and (b) there are the knowledge of the Borrower, proposed or threatened against the Borrower or any of its Subsidiaries for past federal, state or local taxes, except those, if any, as to which proper reserves are reflected in the Financial Statements.

Section 3.11          Intangible Assets.

        The Borrower and each of its Subsidiaries possess all necessary patents, trademarks, trademark rights, trade names, trade name rights and copyrights to conduct its business as now conducted and as proposed to be conducted, without any conflict with the patents, trademarks rights, trade names, trade name rights and copyrights of others.

Section 3.12          Regulation U.

        No part of the proceeds received by the Borrower from the Loans or the Swing Line Loans will be used directly or indirectly for the purpose of purchasing or carrying, or for payment in full or in part of Indebtedness which was incurred for the purposes of purchasing or carry as such term is defined in 221.3 of Regulation U of the Board of Governors of System, 12 C.F.R., Chapter II, Part 221.

Section 3.13          Name Changes.

        Except for the Dissolution and as otherwise set forth on Exhibit H annexed hereto, neither the Borrower nor any of its Subsidiaries has within the six-year period immediately preceding the date of this Agreement changed its name, been the surviving entity of a merger or consolidation, or acquired all or substantially all of the assets of any Person.

Section 3.14          Full Disclosure.

        None of the Financial Statements, nor any certificate, opinion, or any other statement made or furnished in writing to the Agent or any Bank by or on behalf of the Borrower or any of its Subsidiaries in connection with this Agreement or the transactions contemplated herein, contain statement of a material fact, or omits to state a material fact necessary contained therein or herein not misleading, as of the date such statement known to the Borrower which has, or would in the now foreseeable future have, a on the business, prospects or condition, financial or otherwise, of the Borrower or of any of its Subsidiaries, which fact has not been set forth herein, in the Financial Statements, or a written statement so made or furnished to the Agent or the Banks.

Section 3.15          Employee Grievances.

        Except as set forth on Exhibit I annexed hereto, there are no actions or proceedings pending or, to the best of the knowledge of the Borrower, threatened against the Borrower or any of its Subsidiaries by or on behalf of, or with, its employees, other than employee grievances arising in the ordinary course of business which are not, in the aggregate, material.

Section 3.16          Condition of Assets.

        All of the assets and properties of the Borrower and its Subsidiaries, which are reasonably necessary for the operation of its business, are in good working condition, ordinary wear and tear excepted, and are able to serve the function for which they are currently being used.

Section 3.17          ERISA.

        (a) Except as set forth on Exhibit J annexed hereto, neither the Borrower nor any of its Subsidiaries have and has ever had, any Plan in connection with which there could arise a direct or contingent liability of the Borrower or any of its Subsidiaries to the Pension B ("PBGC"), the Department of Labor or the Internal Revenue Service ("IRS"). Neither the Borrower nor any of its Subsidiaries is a participating employer (i) in any Plan under which more contributions as described in Sections 4063 and 4064 of ERISA, or (ii) in a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

         (b)        All references to the Borrower or its Subsidiaries in this
Section 3.17 or in any other Section of this Agreement relating to ERISA, shall be deemed to refer to the Borrower and its Subsidiaries and all other entities which are, together with the Borrower, part of a Controlled Group.

Article 4.            Conditions to the Closing
                      and to the Making of the Loans.

Section 4.1           Conditions to the Closing and to
                       the Making of the Initial Loans.

     This Agreement, and the amendment and restatement of the Existing Loan Agreement pursuant hereto, shall become effective on the Effective Date, provided that each of the following conditions precedent shall have been fulfilled to the satisfaction of each of the Banks on or prior to the Effective Date:

(a) The Borrower shall have executed and delivered to each Bank a copy of this Agreement.

(b)   (i)    The Borrower shall have executed and delivered to each Bank its
A Note and B Note.

      (ii) The Borrower shall have executed and delivered to the Swing Line Lender the Swing Line Note.

(c) Messrs. Shea and Gardner, general counsel to the Borrower, shall have delivered its opinion, to, and in form and substance satisfactory to, the Banks and their counsel.

(d)        The Agent shall have received a Borrowing Notice in accordance with
Section 2.3 hereof.

(e)        The Agent shall have received copies of the following:

      (i)        The Financial Statements;

      (ii) All of the consents, approvals and waivers referred to on Exhibit C annexed hereto, except only those which, as stated on Exhibit C, shall not be delivered;

      (iii) The by-laws of the Borrower, certified by its Secretary or an Assistant Secretary;

      (iv) Copies of all corporate action taken by the Borrower to authorize the execution, delivery and performance of each of the Loan Documents;

      (v)    An incumbency certificate with respect to the Borrower; and

      (vi)     A certified execution copy of the Senior Note Agreements.

(f)   (i)      The Borrower and each of its Subsidiaries shall have complied and shall then be in compliance with all of the terms, covenants and conditions of this Agreement applicable to them;

      (ii)   There shall exist no Event of Default or Default hereunder; and

      (iii) The representations and warranties contained in Article 3 hereof shall be true and correct on the Effective Date;

and the Agent shall have received a Compliance Certificate dated the Effective Date certifying, inter alia, that the conditions set forth in this Subsection 4.1(f) are satisfied on such date.

(g) All legal matters incident to the closing of the transactions contemplated by this Agreement shall be satisfactory to counsel to the Agent.

Section 4.2           Conditions to Subsequent Loans
                      and Swing Line Loans.

    The obligation of each Bank to make each Loan (including the initial Loan) and theobligation of the Swing Line Lender to make the Swing Line Loan, shall be subject to the fulfillment (to thesatisfaction of the Agent or the Swing Line Lender, as the case may be) of the following condition precedent:

(a) The Effective Date shall have occurred and all of the conditions set forth in Section 4.1 shall have been satisfied on or before such date.

(b)   The Agent shall have received a Borrowing Notice in accordance with
Section 2.3 hereof.

(c) On the date of each Loan or the Swing Line Loan, as the case may be, all of the conditions set forth in subsection 4.1(f) shall have been satisfied on such date and the Agent shallhave received a Compliance Certificate dated the date thereof certifying, inter alia, that the conditions set forth in subsection 4.1(f) are satisfied on such date.

(d) All legal matters incident to such Loan or the Swing Line Loan shall be satisfactory to counsel for the Agent.

Section 4.3           Return of Superseded Notes.

    Upon receipt of its Notes hereunder and occurrence of the Effective Date, each Bank holding a promissory note issued by NCB Capital pursuant to the Existing Loan Agreement will mark that promissory note "superseded" and return it to the Borrower.

Article 5.            Delivery of Financial Reports,
                      Documents and Other Information.

    While the Total Commitments are outstanding, and, in the event any Loan or Swing Line Loan remains outstanding, so long as the Borrower is indebted to the Banks, the Swing Line Lender or the Agent and until payment in full of the Notes and full and complete performance of all of its other obligations arising hereunder, the Borrower shall deliver to each Bank:

Section 5.1           Annual Financial Statements.

   Annually, as soon as available, but in any event within 90 days after the last day of each of its fiscal years, consolidated and consolidating statements of financial condition, income and cash flows, a reconciliation of net income and net cash provided by operating activities and consolidated statements of changes in members' equity of the Borrower and its Subsidiaries, and a consolidated balance sheet of the Borrower as at such last day of the fiscal year, and the related consolidated statements of income and retained earnings and cash flows of the Borrower, for such fiscal year, each prepared in accordance with GAAP consistently applied, in reasonable detail, and, as to the consolidated statements of the Borrower and its Subsidiaries and the statements of the Borrower, certified without qualification by independent certified public accountants satisfactory to the Agent, or certified, as to the consolidating statements, by the chief financial officer of the Borrower, as fairly presenting the financial positions and the results of operations of the Borrower and its Subsidiaries, as at and for the year ending on its date having been prepared in accordance with GAAP.

Section 5.2           Quarterly Financial Statements.

   As soon as available, but in any event within 45 days after the end of the Borrower's first three fiscal quarterly periods, consolidated and consolidating statements of financial condition, income and cash flows, a reconciliation of net income and net cash provided by operating activities and consolidated statements of changes in members' equity of the Borrower and its Subsidiaries and a consolidated balance sheet of the Borrower as of the last day of such quarter, and statements of income and retained earnings and cash flows for the Borrower, for such quarter, and comparative figures for the corresponding period of the immediately preceding fiscal year, all in reasonable detail, each such statement to be certified in a certificate of the president or chief financial officer of the Borrower as fairly presenting the financial position and the results of operations of the Borrower and its Subsidiaries as at its date and forsuch quarter and as having been prepared in accordance with GAAP (subject to year-end audit adjustments).

Section 5.3           Other Information.

    Promptly after a written request therefor, such other financial data or information evidencing compliance with the requirements of this Agreement, as any Bank may reasonably request from time to time.

Section 5.4           No Default Certificate.

     At the same time as it delivers the financial statements required under the provisions of Section 5.1 and 5.2, a certificate of the president or chief executive officer of the Borrower to the effect that no Event of Default hereunder and that no default under any other agreement to which the Borrower or any of its Subsidiaries is a party or by which it is bound, or by which, to the best of the knowledge of the Borrower and any of its Subsidiaries, any of its properties or assets, taken as a whole, may be materiallyaffected, and no event which, with the giving of notice or the lapse of time, or both, would constitute such an Event of Default or default, exists, or, if such cannot be so certified, specifying in reasonable detail the exceptions, if any, to such statement.
Such certificate shall be accompanied by a detailed calculation indicating compliance with the covenants contained in Section 6.9 hereof.

Section 5.5           Certificate of Accountants.

  At the same time as it delivers the financial statements required under the provisions of Section 5.1, a certificate of the independent certified public accountants of the Borrower and its Subsidiaries, specifically addressed to the Borrower and its Subsidiaries and to each of the Banks, to the effect that during the course of their audit of the operations of the Borrower and its Subsidiaries and its condition as of the end of the fiscal year, nothing has come to their attention which would indicate that an Event of Default or Default hereunder has occurred or that there was any violation of the covenants of the Borrower or any of its Subsidiaries contained in Section 6.9 or Article 7 of this Agreement, or, if such cannot be so certified, specifying in reasonable detail the exceptions, if any, to such statement.

Section 5.6           Copies of Documents.

 Promptly upon their becoming available, copies of any (a) financial statements, projections, non-routine reports, notices (other than routine correspondence), requests for waivers and proxy statements, in each case, delivered by the Borrower to any lending institution other than the Banks; (b) correspondence or notices received by the Borrower from any federal, state or local governmental authority which regulates the operations of the Borrower, relating to an actual or threatened change or development which would be materially adverse to the Borrower; (c) registration statements and any amendments and supplements thereto, and any regular and periodic reports, if any, filed by the Borrower with any securities exchange or with the Securities and Exchange Commission or any governmental authority succeeding to any or all of the functions of the said Commission; and
(d) letters of comment or correspondence sent to the Borrower by any such securities exchange or such Commission in relation to the Borrower and its affairs.

Section 5.7           Notices of Defaults.

(a) Promptly, notice of the occurrence of any event which constitutes, or with notice to it or lapse of time, or both, would constitute, an Event of Default hereunder, or would constitute or cause a material adverse change in the condition, financial or otherwise, or the operations of the Borrower.

(b) Promptly, notice of the occurrence of any event which constitutes or with notice or lapse of time, or both would constitute, an event of default by the Borrower under any material agreement of the Borrower, or would constitute or cause a material adverse change in the condition,financial or otherwise, or the operation of the Borrower.

Section 5.8           ERISA Notices.

(a) Concurrently with such filing, a copy of each Form 5500 which is filed with respect to each Plan with the IRS; and

(b) Promptly, upon their becoming available, copies of: (i) all correspondencewith the PBGC, the Secretary of Labor or any representative of the IRS with respect to any Plan, relating to an actual or threatened change or development which would be materially adverse to the borrower; (ii) copies of all actuarial valuations received by the Borrower with respect to any Plan; and (iii) copies of any notices of Plan termination filed by any Plan Administrator (as those terms are used in ERISA) with the PBGC and of any notices from PBGC to the Borrower with respect to the intent of the PBGC to institute involuntary termination proceedings.


Article 6.            Affirmative Covenants.

    While the Total Commitments are outstanding, and, in the event any Loan (or Swing Line Loan ) remains outstanding, so long as the the Agent, and until payment in full of the Notes and full and complete performance of all of its other obligations arising hereunder, the Borrower ' shall, and shall cause each of its Subsidiaries to:

Section 6.1           Books and Records.

    Keep proper books of record and account in a manner reasonably satisfactory to the Agent and the Swing Line Lender in which full, true and correct entries shall be made of all dealings or transactions in relation to its business and activities.

Section 6.2           Inspections and Audits.

     Permit the Banks to make or cause to be made (and, after the occurrence of and during the continuance of an Event of Default, at the Borrower's expense), inspections and audits of any books, records and papers of the Borrower and to make extracts therefrom and copies thereof, or to make inspections and examinations of any properties and facilities of the Borrower, on reasonable notice, at all such reasonable times and as often as any Bank may reasonably require, in order to assure that the Borrower is and will be in compliance with its obligations under the Loan Documents.

Section 6.3           Maintenance and Repairs.

      Maintain in good repair, working order and condition, subject to normal wear and tear, all material properties and assets from time to time owned by it and used in or necessary for the operation of its business, and make all reasonable repairs, replacements, additions and improvements thereto.

Section 6.4  Continuance of Business.

       Do, or cause to be done, all things reasonably necessary to preserve and keep in full force and effect its corporate existence and all permits, rights and privileges necessary for the proper conduct of its business and continue to engage in the same line of business.

Section 6.5  Copies of Corporate Documents.

       Subject to the prohibitions set forth in Section 7.12 hereof, promptly deliver to the Agent copies of any amendments or modifications to its by-laws, certified by the secretary or assistant secretary of the corporation.

Section 6.6  Perform Obligations.

        Pay and discharge all of its obligations and liabilities, including, without limitation, all taxes, assessments and governmental charges upon its income and properties, when due, unless and to the extent only that such obligations, liabilities, taxes, assessment and governmental charges shall be contested in good faith and by appropriate proceedings and that, to the effect, proper and adequate book reserves relating thereto are establiblish to the extent that a bond is filed in cases where the filing of a bond is necessary to avoid the creation of a Lien against any of its properties.

Section 6.7           Notice of Litigation.

         Promptly notify the Agent in writing of any litigation, legal proceeding or dispute, other than disputes in the ordinary course of business or, whether or not in the ordinary course of business, involving amounts in excess of Two Hundred and Fifty Thousand ($250,000) Dollars, affecting the Borrower whether or not fully covered by insurance, and regardless of the subject matter therof (excluding, however, any actions relating to workmen's compensation claims or negligence claims relating to us motor vehicles, if fully covered by insurance, subject to deductibles).

Section 6.8           Insurance.

        (a) Maintain with responsible insurance companies such insurance on such of its properties, in such amounts and against such risks as is customarily maintained by similar businesses; file with the Agent upon its request a detailed list of the insurance then in effect, insurance companies, the amounts and rates of the insurance, dates of the expiration thereof and the properties and risks covered thereby; and, within 10 days after notice in writing from the Agent, obtain such additional insurance as the Agent may reasonably request; and,

         (b) Carry all insurance available through the PBGC or any private insurance companies covering its obligations to the PBGC.

Section 6.9           Financial Covenants.

         Have or maintain:

         (a) At all times, Consolidated Effective Net Worth in an amount not less than the sum of (i) Two Hundred Sixty-Five Million Dollars ($265,000,000) plus (ii) the sum, for all fiscal quarters of the Borrower ended subsequent to January 1, 1993 and at or prior to such time, of the greater, for each fiscal quarter, of (A) Zero Dollars ($0) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

          (b) At all times, Consolidated Adjusted Net Worth in an amount not less than the sum of (i) One Hundred Million Dollars ($100,000,000) plus
(ii) the sum, for all fiscal quarters of the Borrower ended subsequent to January 1, 1993 and at or prior to such time, of the great quarter, of (A)
Zero Dollars ($0) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

           (c) With respect to the Borrower at all times, Investments of the types described in Section 7.9(i) through (xii) in an aggregate amount not less than Twenty-Five Million ($25,000,000) Dollars.

            (d) With respect to the Borrower for any period of four (4) consecutive fiscal quarters of the Borrower, Consolidated Earnings Available for Fixed Charges not less than one hundred ten percent (110%) of Consolidated Fixed Charges for such period.

             (e) With respect to the Borrower, Paid-in-Capital in each of the following Subsidiaries in an amount not greater than the following amounts:

                                                          Amount of
           Subsidiary                                  Paid-in-Capital

           NCB Financial Corporation                   $15,000,000
           NCB Mortgage                                $15,000,000
           NCB Business Credit                         $15,000,000

             (f) With respect to the Borrower at all times, Investments in Subsidiaries (other than as set forth in subsection 6.9(e) above and excluding SPV's and secured loans to NCB Business Credit and NCB Mortgage) in an aggregate amount with respect to all such Subsidiaries of not greater than $15,000,000.

              (g) At all times, a ratio of Consolidated Debt to Consolidated Adjusted Net Worth in an amount not greater than 8.0 to 1.0. For purposes of calculating this ratio only, Consolidated Debt shall include the full balance of mortgage backed securities sold by the aries with any first loss recourse provision against the Borrower or any of its Subsidiaries attached thereto.


For purposes of calculating the ratio set forth in subsection 6.9(g) above and in subsection 6.9(h) below only, "Consolidated Adjusted Net Worth" shall be reduced by the amount by which the sum of 75% of (i) 90 day overdue accounts,
(ii) non-performing loans, (iii) real estate owned in substance foreclosure and other miscellaneous repossessions and, (iv) modified loans, exceed the reserves for credit losses established by the Borrower and its Subsidiaries.

               (h) At all times, a ratio of Consolidated Senior Debt to Consolidated Adjusted Net Worth in an amount not greater than 6.5 to 1.0.

                (i) Qualified Assets of not less than one hundred (100%) percent of the sum (at any date of determination thereof) of:

                (i)        NCCB Senior Obligations, plus

                (ii) the aggregate unpaid principal amount of Subordinated Debt (as defined in the Senior Note Agreements as in effect on the date hereof), less

                  (iii)   the aggregate unpaid principal amount of Class A
Notes.

Section 6.10          Reportable Events.

        Promptly notify the Agent in writing of the occurrence of any Reportable Event, as defined in Section 4043 of ERISA, if a notice of such Reportable Event is required under ERISA to be delivered to the PBGC within 30 days after the occurrence thereof, together with a description of such Reportable Event and a statement of the action the Borrower intends to take with respect thereto, together with a copy of the notice thereof given to the PBGC.

Section 6.11          Comply with ERISA.

        Comply in all material respects with all applicable provisions of ERISA now or hereafter in effect.

Section 6.12          Senior Note Agreements.

         Comply and remain at all times in compliance with the Senior Note Agreements.



Article 7.            Negative Covenants.

         While the Total Commitments are outstanding, and, in the event any Loan (or Swing Line Loan) remains outstanding, so long as the Borrower is indebted to the Banks, the Swing Line Lender or the Agent and until payment in full of the Notes and full and complete performance of all of its obligations arising hereunder, neither the Borrower nor any of its Subsidiarie permit to be done, any of the following:

Section 7.1           Indebtedness.

        Subject to subsections 6.9(f), (g) and (h), create, incur, permit to exist or have outstanding any Indebtedness, except:

        (a) Indebtedness to the Banks, the Swing Line Lender and the Agent under this Agreement and the Notes;

         (b) Taxes, assessments and governmental charges, non-interest bearing accounts payable and accrued liabilities, in any case not more than 90 days past due from the original due date thereof (e.g., deferred compensation and deferred taxes) and in each case incurred and continuing in the ordinary course of business;

          (c)        Indebtedness under, and as permitted by, the Senior Note
Agreements;

          (d)        Indebtedness under the Class A Notes; and

          (e)        Indebtedness as set forth on Exhibit K annexed hereto.

Section 7.2           Liens.

         Create, or assume or permit to exist, any Lien on any of the properties or assets of the Borrower whether now owned or hereafter acquired, except:

           (a)        Permitted Liens;

           (b)        As set forth on Exhibit D annexed hereto; and

           (c) To secure obligations in connection with Eligible Derivatives; provided, however, in the event the Agent notifies the Borrower in writing that either (i) the Total Commitments are being terminated pursuant to the terms and conditions of the Loan Agreement, or
(ii) the Banks have elected not to extend or renew either of their respective A Commitments or B Commitments upon maturity thereof, then the aggregate amount of obligations in respect of Eligible Derivatives secu shall not exceed the greater of: (A) $10,000,000, or (B) the aggregate amount of such obligations outstanding on the date such notification is delivered to the Borrower by the Agent pursuant to this subsection 7.2(c).

Section 7.3           Guaranties.

        Assume, endorse, be or become liable for, or guarantee, the obligations of any Person, except by the endorsement of negotiable instruments for deposit or collection in the ordinary course of business. For the purposes hereof, the term "guarantee" shall include any agreement, whether such agreement is on a contingency or otherwise, to purchase, repurchase or otherwise acquire indebtedness of any other Person, or to purchase, sell or lease, as lessee or lessor, property or services, in any such case primarily for the purpose of enabling another person to make payment of Indebtedness, or to make any payment (whether as an advance, capital contribution, purchase of an equity interest or otherwise) to assure a minimum equity, asset base, working capital or other balance sheet or financial condition, in connection with the Indebtedness of another Person, or to supply funds to or in any manner invest in another Person in connection with such Person's Indebtedness.
Asset Securitization Recourse Liabilities shall not constitute "guarantees" hereunder.

Section 7.4           Mergers, Acquisitions.

        Except for the Dissolution, merge or consolidate with any Person (whether or not the Borrower is the surviving entity), or, except as permitted by Section 6.9(f), acquire all or substantially all of the assets or any of the capital stock of any Person.

Section 7.5           Redemptions; Distributions.

        (a) Except for redemptions by the Borrower of Class B1 Common Stock from the holders thereof who no longer have loans from the Borrower outstanding, purchase, redeem, retire or otherwise acquire, directly or indirectly, or make any sinking fund payments with respect to, any shares of any class of stock of the Borrower now or hereafter outstanding or set apart any sum for any such purpose; or,

        (b) Declare or pay any dividends or make any distribution of any kind on the Borrower's outstanding stock, or set aside any sum for any such purpose, except that the Borrower may declare or pay any dividend payable solely in shares of its common stock and any Subsidiary may declard or pay any dividend to the Borrower.

Section 7.6           Intentionally Omitted.

Section 7.7           Changes in Business.

        Make any material change in its business, or in the nature of its operation, or liquidate or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, lease, assign, transfer or otherwise dispose of any material portion of its property, assets or business except in the ordinary course of business and for a fair consideration or dispose of any shares of stock or any Indebtedness, whether now owned or hereafter acquired.

Section 7.8           Prepayments.

        Make any voluntary or optional prepayment of any Indebtedness of the Borrower or any of its Subsidiaries for borrowed money incurred or permitted to exist under the terms of this Agreement, other than (i) Indebtedness evidenced by the Notes; (ii) Indebtedness described on Exhibit annexed hereto, and (iii) any such Indebtedness which has a maturity of not more than one year from the date of its incurrence.

Section 7.9           Investments.

        Make, or suffer to exist, any Investment in any Person, including, without limitation, any shareholder, director, officer or employee of the Borrower or any of its Subsidiaries, except investments in:

       (i) Demand deposits in and one-to-four day loans which bear interest at the Federal Funds Rate or other similar short-term unsecured loans to Selected Banks;

       (ii)   Marketable obligations of the United States;

       (iii) Marketable obligations guaranteed by or insured by the United States, or those for which the full faith and credit of the United States is pledged for the repayment of principal and interest thereon;

       (iv) Marketable obligations issued, guaranteed, or fully insured by any agency, instrumentality, or corporation of the United States established or to be established by the Congress, for which the credit of such agency, instrumentality, or corporation is pledged for the repayment of the principal and interest thereof;

        (v) Marketable general obligations of a state, a territory or a possession of the United States, or any political subdivision of any of the foregoing, or the District of Columbia, unconditionally secured by the full faith and credit of such state, territory, possession, political subdivision or district provided that such state, territory, possession, political subdivision or district has general taxing authority and the power to levy such taxes as may be required for the payment of principal and interest thereof;

        (vi) Domestic and LIBOR, negotiable time and variable rate certificates of deposit issued by Selected Banks;

        (vii) Marketable bankers' acceptances and finance bills accepted by Selected Banks;

        (viii) Prime commercial paper having a credit rating equal to at least A-2 issued by Standard & Poor's Corporation ("S&P"), P-2 issued by Moody's Investors Service, Inc. ("Moody's) or Duff-2 issued by Duff & Phelps Inc.;

         (ix) Marketable corporate debt securities having an A credit rating issued by either S&P or Moody's;

          (x) Repurchase, reverse repurchase agreements and security lending agreements collateralized by securities of the type described in subsections
(ii) and (iv);

          (xi) Asset-backed securities issued against a pool of receivables which have a long-term rating of AAA or better by Standard & Poors, Moody's or Duff & Phelps and which have an average life or final maturity of no more than five years;

          (xii) Mortgage-backed securities issued against an underlying pool of mortgages which have a long-term rating of AAA or better by Standard & Poors, Moody's or Duff & Phelps; provided such mortgage-backed securities shall have an average life, as determined by the dealer's assumptions at the time of purchase, of no more than five years;

           (xiii) Subsidiaries, subject to the limitations stated in subsection 6.9(e) hereof; and

           (xiv) Promissory notes and other interest bearing obligations acquired in the ordinary course of business and the issuance of letters of credit in the ordinary course of business.

Section 7.10          Fiscal Year.

        Change its fiscal year.

Section 7.11          ERISA Obligations.

        (a) Be or become obligated to the PBGC other than in respect of annual premium payments in excess of $50,000.

        (b) Be or become obligated to the IRS with respect to excise or other penalty taxes provided for in those provisions of Section 4975 of the Code, as in effect or hereafter amended or supplemented, in excess of $50,000.

Section 7.12          Amendment of Documents.

        (a) Modify, amend, supplement or terminate, or agree to modify, amend, supplement or terminate its by-laws.

        (b) Modify, amend or supplement or agree to modify, amend or supplement the Class A Notes (including, without limitation, the subordination provisions set forth therein) in any respect that could materially and adversely affect the financial condition or business of the Borrower or its ability to perform hereunder or could materially and adversely affect the rights of the Age

Section 7.13          Transactions with Affiliates.

        Except as expressly permitted by this Agreement, directly or indirectly and as set forth on Exhibit L annexed hereto: (i) make any Investment in an Affiliate; or (ii) consolidate with or purchase or acquire assets from an Affiliate; or enter into any other transaction directly or indirectly with or for the benefit of any Affiliate (including, without limitation, guarantees and assumptions of obligations of an Affiliate); provided, however, that (a) any Affiliate who is an individual may serve as an employee or director of the Borrower and receive reasonable compensation for his services in such capacity, (b) the Borrower may enter into any transaction with an Affiliate providing for the leasing of property, the rendering or receipt of services or the purchase or sale of product, inventory and other assets in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the Borrower as the monetary or business consideration which would obtain in a comparable arm's length transaction with a Person not an Affiliate.

Article 8.            Events of Default.

        If any one or more of the following events ("Events of Default") shall occur and be continuing, the Total Commitments shall terminate and the entire unpaid balance of the principal of and interest on the Notes outstanding and all other obligations and Indebtedness of the Borrorer to the Banks the Swing Line Lender and the Agent arising hereunder and under the other Loan Documents shall immediately become due and payable upon written notice to that effect given to the Borrower by the Agent (except that in the case of the occurrence of any Event of Default described in Section 8.7 no such notice shall be required), without presentment or demand for payment, notice of non-payment, protest or further notice or demand of any kind, all of which are expressly waived by the Borrower; provided, however, that: (i) in case of the occurrence of the Event of Default described in Section 8.1, no such notice shall be required after the passage of ten (10) days after the Grace Period provided for therein; and (ii) in case of the occurrence of the Event of Default described in Section 8.7, no such notice shall be required.

Section 8.1           Payments.

        Failure to make any payment or mandatory prepayment of principal or interest upon any Note or any fee pursuant to this Agreement within three (3) Business Days after the due date thereof (the "Grace Period"); or,

Section 8.2           Incurring of Indebtedness
                        during the Grace Period.
        Incurring of any Indebtedness during the Grace Period including, without limitation, the issuance of Senior Notes; or,

Section 8.3           Covenants.

        Failure to perform or observe any of the agreements of the Borrower contained in Section 6.9 or Article 7 hereof (except for the agreements of the Borrower contained in Sections 7.9 or 7.13); or,

Section 8.4           Other Covenants.

        Failure by the Borrower to perform or observe the agreements of the Borrower contained in Sections 7.9 or 7.13 hereof or any other term, condition or covenant of this Agreement or of any of the other Loan Documents to which it is a party, including, without limitation, any of the Notes, which shall remain unremedied for a period of fifteen (15) days after notice thereof shall have been given to the Borrower by the Agent; or,

Section 8.5           Other Defaults.

(a) Failure by the Borrower or any of its Subsidiaries to perform or observe any term, condition or covenant of any bond, note, debenture, loan agreement, indenture, guaranty, trust agreement, mortgage or similar instrument to which the Borrower or such Subsidiary is a party or by which it is bound, or by which any of its properties or assets may be affected including, without limitation, the Senior Note Agreements or any other evidences of Indebtedness (a "Debt Instrument"), s of any such failure to perform, the Indebtedness included therein or secured or covered thereby may be declared due and payable prior to the date on which such Indebtedness would otherwise become due and payable; or,

(b) Any event or condition referred to in any Debt Instrument shall occur or fail to occur, so that, as a result thereof, the Indebtedness included therein or secured or covered thereby may be declared due and payable prior to the date on which such Indebtedness would otherwise become due and payable; or,

(c) Failure to pay any Indebtedness for borrowed money when due under any Debt Instrument, whether at final maturity or, in the case of Debt Instruments payable on demand, upon demand.

Section 8.6           Representations and Warranties.

   Any representation or warranty made in writing to the Banks, the Swing Line Lender or the Agent in any of the Loan Documents or in connection with the making of the Loans or the Swing Line Loans, or any certificate, statement or report made or delivered in compliance with this Agreement, shall have been false or misleading in any material respect when made or delivered; or,

Section 8.7           Bankruptcy.

(a) The Borrower shall make an assignment for the benefit of creditors, file a petition in bankruptcy, be adjudicated insolvent, petition or apply to any tribunal for the appointment of a receiver, custodian, or any trustee for it or a substantial part of its assets, or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, or the Borrower shall take any action to authorize any of the foregoing actions; or there shall have been filed any such petition or application, or any such proceeding shall have been commenced against it, which remains undismissed for a period of thirty
(30) days or more; or any order for relief shall be entered in any such proceeding; or the Borrower by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application or proceeding or the appointment of a custodian, receiver or any trustee for it or any substantial part of any of its properties, or shall suffer any custodianship, receivership or trusteeship to continue undischarged fora period of thirty (30) days or more; or,

(b) The Borrower shall generally not pay its debts as such debts become due;
or,

c) The Borrower shall have concealed, removed, or permitted to be concealed or removed, any part of its property, with intent to hinder, delay or defraud its creditors or any of them ormade or suffered a transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or shall have made any transfer of its property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid; or shall have suffered or permitted, while insolvent, any creditor to obtain a Lien upon any of its property through legal proceedings or distraint which is not vacated within thirty (30) days from the date thereof; or,

Section 8.8           Judgments.

  Any judgment against the Borrower or any attachment, levy of execution against any of its properties for any amount in excess of $500,000 shall remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of sixty
(60) days or more; or,

Section 8.9           ERISA.

(a) The termination of any Plan or the institution by the PBGC of proceedings for the involuntary termination of any Plan, in either case, by reason of, or which results or could result in, a "material accumulated funding deficiency" under Section 412 of the Code; or,

(b) Failure by the Borrower to make required contributions, in accordance with the applicable provisions of ERISA, to each of the Plans hereafter established or assumed by it.

Article 9.            The Agent.

Section 9.1           Appointment, Powers and Immunities.

   Each Bank hereby irrevocably appoints and authorizes the Agent to act as its agent hereunder, and under the other Loan Documents with such powers as are specifically delegated to the Agent by the terms of this Agreement, and the other Loan Documents together with such other powers as are reasonably incidental thereto. The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Loan Documents and shall not be a trustee for any Bank. The Agent shall not be responsible to the Banks for any recitals, statements, representations or warranties contained in this Agreement, or the other Loan Documents in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, or the other Loan Documents, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or the other Loan Documents or any other document referred to or provided for herein or therein. The Agent may employ agents and attorneys-in-fact and shall not be answerable, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any suchagents or attorneys-in-fact selected by it with reasonable care. Neither the Agent nor any of it's officers, employees or agents shall be liable or responsible for any action taken or omitted to be taken by it or them hereunder, the other Loan Documents or in connection herewith or therewith, except for its or their own gross negligence or willful misconduct.

Section 9.2           Reliance by Agent.

   The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper person or persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent. As to any matters not expressly provided for by this Agreement or the other Loan Documents the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder, or under the other Loan Documents in accordance with instructions signed by the Majority Banks, and such instructions of the Majority Banks and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.


Section 9.3           Events of Default.

    The Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the non-payment of principal of or interest on Loans) unless the Agent has received notice froma Bank or the Borrower specifying such Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give notice thereof to the Banks (and shall give each Bank notice of each such non-payment). The Agent shall (subject to
Section 9.7 hereof) take such action with respect to such Default as shall be directed by the Majority Banks.

Section 9.4           Rights as a Bank.

     With respect to its Total Commitment, and the Loans made by it, the Agent in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with the Borrower or its Affiliates, as if it were not acting as the Agent, and the Agent may accept fees and other consideration from the Borrower or its Affiliates, for services in connection with this Agreement, or any of the other Loan Documents or otherwise without having to account for the same to the Banks.

Section 9.5           Indemnification.

(a) The Banks shall indemnify the Agent (to the extent not reimbursed by the Borrower under Sections 10.1 and 10.2 hereof), ratably in accordance with the aggregate principal amount of the Loans made by the Banks (or, if no Loans are at the time outstanding, ratably in accordance with their respective Total Commitments), for any and all liabilities, obligations, losses, damages, penalties, actions,judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, or any of the other Loan Documents
(other than the Swing Line Note) or any other documents contemplated by or referred to herein or therein or the transactions contemplated by or referred to hereinor therein or the transactions contemplated h expenses which the Borrower is obligated to pay under Sections 10.1 and 10.2 hereof, but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder or under the other
Loan Documents (other than the Swing LineNote)) or the enforcement of any of the terms hereof or of the other Loan Documents, or of documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

(b) The Banks shall indemnify the Swing Line Lender (to the extent not reimbursed by the Borrower under Sections 10.1 and 10.2 hereof), ratably in accordance with the aggregate principal amount of the B Loans made by the Banks (or, if no B Loans are at the time outstanding, ratably in accordance with their respective B Commitments), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Swing Line Lender in any way relating to or arising out of this Agreement, or the Swing Line Note (including, without limitation, the costs and expenses which the Borrower is obligated to pay under Sections 10.1 and 10.2 hereof) or the enforcement of any of the terms hereof in respect of the Swing Line Loan provisions and the Swing LineNote, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

Section 9.6           Non-Reliance on Agent and Other Banks.

   Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement, or the other Loan Documents. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement, or the other Loan
Documents or any other document referred to or provided for herein or therein or to inspect the properties required to be furnished t shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Borrower, which may come into the possession of the Agent or any of its Affiliates.

Section 9.7           Failure to Act.

    Except for action expressly required of the Agent hereunder, or under the other Loan Documents, the Agent shall in all cases be fully justified in failing or refusing to act hereunder or thereunder unless it shall be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

Section 9.8           Resignation or Removal of Agent.

   Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving not less than 10 days prior written notice thereof to the Banks and the Borrower and the Agent may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Agent, then the retiring Agent may, on behalf of the Banks, after consultation with the Borrower, appoint a successor Agent which shall be one of the Banks. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring
Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder and under the other Loan Document. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article 9 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent.


Article 10.           Miscellaneous Provisions.

Section 10.1          Fees and Expenses; Indemnity.

    The Borrower will promptly (and in any event within 30 days after its receipt of an invoice or statement therefor) pay all costs of the Agent in preparing the Loan Documents and all costs and expenses of the issue of the Notes and of the Borrower's performance of and compliance with all agreements and conditions contained herein on its part to be performed or complied with and the reasonable fees and expenses and disbursements of counsel to the Agent, in connection with the preparation, execution and delivery, administration, interpretation and enforcement of this Agreement, the other Loan Documents and all other agreements, instruments and documents relating to this transaction, the consummation of the transactions contemplated by all such documents, the negotiation, preparation and execution and delivery of any amendment, modification or supplement of or to, or any consent or waiver under, any such document (or any such instrument which is proposed but not executed and delivered) and with any claim or action threatened, made or brought against any of the Banks, the Swing Line Lender or the Agent arising out of or relating to any extent to this Agreement, the other Loan Documents or the transactions contemplated hereby or thereby. In addition, the\ Borrower will promptly (and in any event within 30 days after their receipt of an invoice or statement therefor) pay all costs and expenses (including, without limitation, reasonable fees and disbursements of counsel) suffered or incurred by each Bank and the Swing Line
Lender in connection with its enforcement of the payment of the Notes held by it or any other sum due to it under this Agreement or any of the other Loan Documents or any ofits other rights hereunder or thereunder.
In addition to the foregoing, the Borrower shall indemnify each Bank, the Swing Line Lender and the Agent against, and hold each of them harmless from, any loss, liabilities, damages, claims, costs and expenses (including reasonable attorneys' fees and disbursements) suffered or incurred by any of them arising out of, resulting from or in any manner connected with, theexecution, delivery and performance of this Agreement and the other Loan Documents, the Loans, the Swing Line Loans and any and all transactions related to or consummated in connection with the Loans and the Swing Line Loans including, without limitation, losses, liabilities, damages, claims, costs and expenses suffered or by the Agent, the Swing Line Lender or any Bank in investigating, preparing for, defending against, or providing evidence, producing documents or taking any other action in respect of any commenced or threatened litigation, administrative proceeding or investigation under any federal securities law or any other statute of any jurisdiction, or any regulation, or at common law or otherwise, which is alleged to arise out of or is based upon (1) any untrue statement or alleged untrue statement of any material fact of the Borrower and its affiliates in any document or schedule filed with the Securities and Exchange Commission or any other governmental body; (2) any omission or alleged omission to state any material fact required to be stated in such document or schedule, or necessary to make the statements made therein, in light of the circumstances under which made, not misleading; (3) any acts, practices or omissions or alleged acts, practices or omissions of the Borrower or its agents related to the making of any acquisition, purchase of shares or assets pursuant thereto, financing of such purchases or the consummation of any other transactions contemplated by any such acquisitions which are alleged to be in violation of any federal securities law or of any other statute, regulation or other law of any jurisdiction applicable to the making of any such acquisition, the purchase of shares or assets pursuant thereto, the financing of such purchases or the consummation of the other transactions contemplated by any such acquisition; or (4) any withdrawals, termination or cancellation of any such proposed acquisition for any reason whatsoever; except to the extent any of the foregoing results form the gross negligence or willful misconduct of the party to be indemnified. The indemnity set forth herein shall be in addition to any other obligations or liabilities of the Borrower to the Agent, the Swing Line Lender and the Banks hereunder or at common law or otherwise. The provisions of this
Section 10.1 shall survive the payment of the Notes and the termination of this Agreement.

Section 10.2          Taxes.

    If, under any law in effect on the date of the closing of any Loan or Swing Line Loan hereunder, or under any retroactive provision of any law subsequently enacted, it shall be determined that any Federal, state or local tax is payable in respect of the issuance of any Note, as contemplated by this Agreement, then the Borrower will pay any such tax and all interest and penalties, if any, and will indemnify the Banks, the Swing Line Lender and the Agent against and save each of them harmless from any loss or damage resulting from or arising out of the nonpayment or delay in payment of any such tax. If any such tax or taxes shall be assessed or levied against any Bank, the Swing
Line Lender or any other holder of a Note, such Bank, or such other holder, as the case may be, may notify the Borrower and make immediate payment thereof, together with interest or penalties in connection therewith, and shall thereupon be entitled to and shall receive immediate reimbursement therefor from the Borrower. Notwithstanding other provision contained in this Agreement, the covenants and agreements of the Borrower in this Section 10.2 shall survive payment of the Notes and the termination of this Agreement.

Section 10.3          Payments.

   As set forth in Section 2.14 hereof, all payments by the Borrower on account of principal, interest, fees and other charges (including any indemnities) shall be made to the Agent at the Principal Office of the Agent (except with respect to Swing Line Loans which shall be payable in accordance with subsection 2.11 hereof), in lawful money of the United States of America in immediately available funds, by wire transfer or otherwise, not later than 11:00 A.M. New York City time on the date such payment due. Any such payment made on such date but after such time shall, if the amount paid bears interest, be deemed to have been made on and interest shall continue to accrue and be payable thereon until the next succeeding Business Day. If any payment of principal or interest becomes due on a day other than a Business Day, then payment shall be due on the next Business Day and such extension shall be included in computing interest in connection with such payment. All payments hereunder and under the Notes shall be made without set-off or counterclaim and in such amounts as may be necessary in order that all such payments shall not be less than the amounts otherwise specified to be paid under this Agreement and the Notes (after withholding for or on account of (i) any present or future taxes, levies, imposts, duties or other similar charges of whatever nature imposed by any government or any political subdivision or taxing authority thereof, other than any tax (except those referred to in clause (ii) below) on or measured by the net income of the Bank or the Swing Line
Lender to which any such payment is due pursuant to applicable federal, state and local income tax laws, and (ii) deduction of amounts equal to the taxes on or measured by the net income of such Bank or the Swing Line Lender payable by such Bank or the Swing Line Lender with respect to the amount by which the payments required to be made under this sentence exceed thes otherwise specified to be Note, the Bank holding such Note shall mark the Note "Paid" and return it to the Borrower.

Section 10.4     Survival of Agreements and Representations; WAIVER OF TRIAL BY
                 JURY.

   All agreements, representations and warranties made herein shall survive the delivery of this Agreement and the Notes. THE BORROWER WAIVES TRIAL BY JURY IN ANY LITIGATION IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH,
OR ARISING OUT OF, THIS AGREEMENT, THE NOTES, ANY OF THE OTHER LOAN DOCUMENTS, OR ANY INSTRUMENT ORDOCUMENT DELIVERED PURSUANT TO THIS AGREEMENT, OR THE VALIDITY, PROTECTION, INTERPRETATION, COLLECTION OR ENFORCEMENT THEREOF.

Section 10.5      Lien on and Set-off of Deposits.

   As security for the due payment and performance of all amounts payable hereunder and under the Notes, the Borrower hereby grants to the Swing Line Lender and the Agent for the ratable benefit of the Banks a Lien on any and all deposits or other sums at any time credited by or due from the Agent or any Bank to the Borrower, whether in regular or special depository accounts or otherwise, and any and all monies, securities and other property of the Borrower, and the proceeds thereof,noor for the Borrower, whether for safekeeping, custody, pledge, transmission, co any such deposits, sums, monies, securities and other property, may at any time after the occurrence and during the continuance of any Event of Default be set-off, appropriated and applied by any Bank, the Swing
Line Lender or the Agent against any of the Indebtedness of the Borrower to the Banks and the Agent, whether or not any of such Indebtedness is then due.

Section 10.6        Modifications, Consents and
                    Waivers; Entire Agreement.

  No modification, amendment or waiver of or with respect to any provision of this Agreement, any notice, or any of the other Loan Documents and all other agreements, instruments and documents delivered pursuant hereto or thereto, nor consent to any departure by the Borrower from any of the terms or conditions thereof, shall in any event be effective unless it shall be in writing and signed by the Agent and each Bank except that: (i) any modification or amendment of, or waiver or consent with respect to, Article 4 may be signed only by the Agent and the Majority Banks (provided, however, that the consummation of a Loan by a Bank shall be deemed, with respect to such Loan only, to have the effect of the execution by such Bank of a waiver of, or consent to a departure from, any term or provision of Article 4 which has not been satisfied as of the date of the consummation of such Loan); (ii) any modification or amendment of, or waiver or consent with respect to, Articles 5, 6, 7, 8 (except for Sections 8.1 and
8.7 hereof) and 10 (other than this Section 10.6 and as stated in clause (iii) hereof with respect to Section 7.12 hereof) may be signed only by the Agent and the Majority Banks and (iii) any waiver or consent, pursuant to Section 7.12 hereof, to a change in the by-laws of the Borrower that the Agent determines tobe immaterial to the performance of the obligations of the Borrower hereunder may be signed only by the Agent. Any such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No consent to or demand on the Borrower, in any case shall, of itself, entitle it to any other or further notice or d similar or other circumstances. This Agreement embodies the entire agreement and understanding among the Banks, the Agent and the Borrower and supersedes all prior agreements and understandings relating to the subject matter hereof.

Section 10.7          Remedies Cumulative.

  Each and every right granted to the Agent, the Swing Line Lender and the Banks hereunder or under any other document delivered hereunder or in connection herewith, or allowed it by law or equity, shall be cumulative and may be exercised from time to time. No failure on the part of the Agent, the Swing Line Lender or any Bank or the holder of any Note to exercise, and no delay in exercising, any right shall operate as a waiver thereof, nor shall any single or partial exercise of any right preclude any other or future exercise thereof or the exercise of any other right. The due payment and performance of the Borrower's indebtedness, liabilities and obligations under the Notes and this Agreement shall be without regard to any counterclaim, right of offset or any other claim whatsoever which the Borrower may have against any Bank, the Swing Line Lender or the Agent and without regard to any other obligation of any nature whatsoever which any Bank, the Swing Line Lender or the Agent may have to the Borrower, and no such counterclaim or offset shall be asserted by the Borrower in any action, suit or proceeding instituted by any Bank, the Swing Line Lender or the Agent for payment or performance of t edness, liabilities or obligations under the Notes, this Agreement or otherwise.

Section 10.8          Further Assurances.

    At any time and from time to time, upon the request of the Agent, the Borrower, shall execute, deliver and acknowledge or cause to be executed, delivered and acknowledged, such further documents and instruments and do such other acts and things as the Agent may reasonably request in order to fully effect the purposes of this Agreement, the Notes, the other Loan Documents and any other agreements, instruments and documents delivered pursuant hereto or in connection with the Loans and the Swing Line Loans.

Section 10.9          Notices.

    All notices, requests, reports and other communications pursuant to this Agreement except for notices pursuant to Section 2.3 hereof shall be in writing, either by letter (delivered by hand or commercial messenger service or sent by certified mail, return receipt requested, except for routine reports delivered in compliance with Article 5 hereof which may be sent by ordinary first-class mail), telecopier or telegram, addressed as follows:

(a)        If to the Borrower:

           National Consumer Cooperative Bank
           1401 Eye Street - Suite 700
           Washington, D.C. 20005
           Attention:  Chief Financial Officer

           Telecopier No.: 202-336-7803

           Shea & Gardner
           1800 Massachusetts Avenue, N.W.
           Washington, D.C.  20036
           Attention:  Martin J. Flynn, Esq.

           Telecopier No.: 202-828-2195

(c)        If to any Bank:

            To its address set forth below its name on the signature pages hereof, with a copy to the Agent; and,

d)        If to the Agent and the Swing Line Lender:

                    National Westminster Bank USA
                    175 Water Street
                    New York, New York 10038
                    Attention:  Margot Michalski
                    Vice President

                    Telecopier No.: 212-602-2663

                    with a copy (other than in the case of Borrowing Notices and reports and other documents delivered in compliance with
                    Article 5 hereof) to:

                    Winston & Strawn
                    175 Water Street
                    New York, New York 10038
                    Attn:  Richard S. Talesnick, Esq.

                    Telecopier No.:  212-952-1474

Any notice, request or communication hereunder shall be deemed to have been given on the day on which it is delivered by hand or such commercial messenger service to such party at its address specified above, or, if sent by mail, on the third Business Day after the day deposited in the mail, postage prepaid, in thecase of telegraphic notice, when delivered to the telegraph company, addressed as aforesaid or in the cof telecopy notice when sent by telecopy. Any party may change the person or a notices are to be given hereunder, by notice duly given hereunder; provided, however, that any such notice shall be deemed to have been given hereunder only when actually received by the party to which it is addressed.

Section 10.10         Counterparts.

   This Agreement may be signed in any number of counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

Section 10.11         Construction; GOVERNING LAW.

   The headings used in this Agreement and the table of contents are for convenience only and shall not be deemed to constitute a part hereof. All uses herein of the masculine gender or ofsingular or plural terms shall be deemed to include uses of the feminine or neuter gender or plural or singular terms, as the context may require. THIS AGREEMENT, THE NOTES, T DOCUMENTS AND ALL OTHER DOCUMENTS AND INSTRUMENTS EXECUTED AND DELIVERED
IN CONNECTION HEREWITH AND THEREWITH, SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

Section 10.12         Severability.

    The provisions of this Agreement are severable, and if any clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision in this Agreement in any jurisdiction. Each of the covenants, agreements and conditions contained in this Agreement is independent and compliance by the Borrower with any of them shall not excuse non- compliance by the Borrower with any other. The Borrower shall not take any action the effect of which shall constitute a breach or violation of any provision of this Agreement.

Section 10.13         Binding Effect; No
                      Assignment or Delegation.

    This Agreement shall be binding upon and inure to the benefit of the Borrower and its successors and to the benefit of the Banks and the Agent and their respective successors and assigns. The rights and obligations of the Borrower under this Agreement shall not be assigned or delegated withoutthe prior written consent of the Agent, and any purported assignment or delegation without such consent shall be void.

Section 10.14         Participations.

(a) Each Bank may assign any or all of its rights or obligations hereunder to any other Person; provided, however, that (a) the assignee thereof is acceptable to the Borrower and the Agent and (b) such Bank's Total Commitment is not, and following such assignment will not be, less than one-half of the initial Total Commitment of such Bank. Nothing herein provided shall prevent any Bank or its assignees from selling at any time a participation in its Total Commitment, its Loans, any fees payable to it hereunder or any other rights hereunder (the purchaser of any such participation being hereinafter sometimes referred to as a "Participant"); provided, however, that, (1) no such sale or participation shall alter such Bank's obligations hereunder, (2) no Bank, its assignees or their Participants may grant participations if such Bank, its assignees and their Participants have outstanding at such time participations to an aggregate of three (3) or more Participants, and (3) any agreement pursuant to which any Bank may grantany such participation shall provide that such Bank shall retain the sole right and responsibility and exercise the rights of such Bank, and enforce the obligations of the Borrower relating to the Total Commitment, the Loans, the fees payable hereunder and any other right of such Bank including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement or any other Loan Document and the right to take action to have the Loans declared due and payable. No Participant shall have any rights under this Agreement or in respect of a Bank's Total
Commitment, Loans, fees payable to it hereunder or any other rights hereunder other than to receive payments in respect of such Participant's participation from such Bank. No sale or participation by a Bank of its Total Commitment or Loans shall affect such Bank's right to receive amounts payable to it pursuant to Sections 2.20, 2.24 and 10.2 hereof, calculated on the basis of the full amount of such Bank's Loan or Total Commitment. A Bank may furnish from time to time any information concerning the Borrower and any of its Subsidiaries or any of the Loan
Documents to any Participant or prospective participant; provided that such Bank shall use its best effortsto assure that any such Participant or prospective participant shall maintain due confidentiality wit to such information.

(b) Notwithstanding anything to the contrary contained herein, any Bank may assign and pledge all or any portion of its right under this Agreement and its Notes to any Federal Reserve Bank or the United States Treasury as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circular issued by such Federal Reserve Bank, provided that any payment in respect of the Notes and any other Indebtedness of the Borrower under this Agreement made by the Borrower to the assigning and/or the pledging
Bank in accordance with the terms of this Agreement shall satisfy the Borrower's obligations hereunder in respect of such assigned interest to the extent of such payment. No such assignment shall release the assigning
Bank from its obligations hereunder.


           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the date first above written.

                                          NATIONAL CONSUMER COOPERATIVE BANK,
                                            D/B/A NATIONAL COOPERATIVE BANK


                                          By__________________________________
                                                     Title



A Commitment                                  NATIONAL WESTMINSTER BANK USA,
                                             as Agent and as a Bank, and as a
$28,235,294.12                                      Swing Line Lender


                                           By ______________________________
                                                        Title

B Commitment                            Lending Office for Prime Rate
                                        Loans, LIBOR Loans, CD Loans, Fed
$11,764,705.88                          Funds Loans and Address for Notices:

                                        175 Water Street
                                        New York, New York  10038
                                        Attn:  Margot Michalski
                                        Vice President

                                        Telephone No.:  212-602-2615

                                        Telecopier No.:  212-602-2671

                                        Telex No. 62610 NBNA UW
A Commitment                            CREDIT SUISSE

$21,176,470.59
                                    By: _______________________________



B Commitment                        By: _______________________________

$8,823,529.41

                           Lending Office for Prime Rate Loans, LIBOR Loans, CD Loans, Fed Funds Loans and address for notices:
                           Credit Suisse
                           12 East 49th Street
                           New York, New York 10017
                           Attn: Yvette McQueen
                           Administrative Assistant

                                   Telephone No.:  212-238-5362

                                   Telecopier No.:  212-238-5389

                                Telex No.:  420-149
A Commitment        COOPERATIEVE CENTRALE RAIFFEISEN-
                    BOERENLEENBANK B.A. ("Rabobank
$21,176,470.59      Nederland"), New York Branch

                                     By: _______________________________
                                                Title

                                     By: _______________________________
                                                Title


B Commitment        Lending Office for Prime Rate
                    Loans, LIBOR Loans, CD Loans, Fed
$8,823,529.41       Funds Loans and address for notices:

                         245 Park Avenue
                         New York, New York 10167
                         Attn:  Corporate Services

                         Telephone No.: 212-916-7994

                         Telecopier No.: 212-818-0233

                          Telex No.: 42 4337

A Commitment                                           SIGNET BANK/VIRGINIA

$17,647,058.82
                                     By:________________________________



B Commitment          Lending Office for Prime Rate Loans, LIBOR Loans, CD
                      Loans, Fed
$7,352,941.18         Funds Loans and address for notices:

                                Signet Bank/Virginia
                                8330 Boone Boulevard
                                Vienna, Virginia 22182-2632
                                Attn.:  Linwood White
                                         Vice President
                                Telephone No.:  703-749-7624
                                Telecopier No.: 703-749-7622

                                 Telex No.:  82-724-0507
A Commitment                                           COMERICA BANK

$14,117,647.06
                                     By:________________________________
                                                  Title


B Commitment          Lending Office for Prime Rate Loans, LIBOR Loans, CD
                      Loans, and
$5,882,352.94         Fed Funds Loans:

                                                   Comerica Bank
                                                   500 Woodward Avenue
                                                   Mail Code 3280
                                                   Detroit, Michigan 48226
                                           Attn.:  Julie M. Burke-Smith
                                                   Vice President

                                       Telephone No.:  313-222-9680

                                       Telecopier No.: 313-222-3330

A Commitment                           NATIONAL CITY BANK, KENTUCKY

$8,823,529.41
                                   By: _______________________________



B Commitment            Lending Office for Prime Rate Loans, LIBOR Loans, CD
                        Loans and
$3,676,470.59           Fed Funds Loans and address for notices:

                                           National City Bank, Kentucky
                                             101 South Fifth Street
                                             Louisville, Kentucky  40202
                                            Attn:  Donald R. Pullen, Jr.
                                                 Vice President

                                        Telephone No.: 502-581-6352

                                        Telecopier No.: 502-581-5122

                                      Telex No.: 6842090  FIRST LOU LVL


A Commitment                         FIRST NATIONAL BANK OF MARYLAND

$8,823,529.41
                                   By:_______________________________
                                              Title


B Commitment          Lending Office for Prime Rate Loans, LIBOR Loans, CD
                      Loans and
$3,676,470.59                                          Fed Funds Loans:


                                              First National Bank of Maryland
                                                 Internal I.D. BANC 101-716
                                                           18th Floor
                                                    25 South Charles Street
                                                   Baltimore, Maryland 21201
                                                            or
                                                     P.O. Box 101-710
                                                  Baltimore, Maryland 21203

                                     Attn:  Robert R. Chafey
                                           Vice President
                                         Telephone No.: 301-244-4032
                                        Telecopier No.: 301-244-4294
                                         Telex No.: 684-9150 FNBUW
                                                    EXHIBITS



A-1        Form of A Note

A-2        Form of B Note

A-3        Form of Swing Line Note

B States of Incorporation and Qualification, and Capitalization and Ownership of Stock of, Borrower

C          Consents, Waivers, Approvals; Violation of Agreements

D          Permitted Security Interests, Liens and Encumbrances

E          Judgments, Actions, Proceedings

F          Compliance with Laws, Regulations, Agreements

G          Burdensome Documents

H          Name Changes, Mergers, Acquisitions

I          Employee Grievances

J          Employee Benefit Plans

K          Permitted Indebtedness and Guaranties

L          Transactions with Affiliates
EXHIBIT A-1
TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS


                                     FORM OF A NOTE



[A Commitment Amount]                                  Due Decem


    FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL
COOPERATIVE BANK, (the "Borrower"), hereby promises to pay to the order of [   ]
(the "Bank") by payment to the Agent for the account of the Bank the principal sum of [amount of A Commitment] ($__________) Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the A Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than December 31, 1996.

    The Borrower further promise to pay to the order of the Bank by payment to the Agent for the account of the Bank interest on the unpaid principal amount of each Loan from the date such Loan is made until paid in full, payable at such rates and at such times as provided for in the Loan Agreement.

    The Bank has been authorized by the Borrower to record on the schedules annexed to this A Note (or on any continuation thereof) the amount, type, due date and interest rate of each A Loan made by the Bank under the Loan Agreement and the amount of each payment or prepayment of principal and the amount of each payment of interest of each such A Loan received by the Bank, it being understood, however, that failure to make any such notation shall not affect the rights of the Bankor the obligations of the Bank. Such notations shall be deemed correct, absent manifest error.

    This A Note is one of the Notes referred to in the Second Amended and Restated Loan Agreement (the "Loan Agreement") dated as of _____________, 1993 among the Borrower, the Banks,and National
Westminster Bank USA, as Agent for the Banks and evidences the A Loans made by
the Bank thereunder.  This A Note supersedes the Note dated     made by NCB
Capital  Corporation to the order of the Bank in the original
principal amount of       $         but does not constitute a novation,
extinguishment or termination of the obligations evidenced thereby. Capitalized terms used in this Notehave the respective meanings assigned to them in the Loan Agreement.

    Upon the occurrence of an Event of Default, under the Loan Agreement, the principal hereof and accrued interest hereon shall become, or may be declared to be, forthwith due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

    The Borrower may at its option prepay all or any part of the principal of this A Note beforematurity upon and subject to the terms provided in the Loan Agreement.

    The Borrower agrees to pay costs of collection and reasonable attorneys' fees in case default occurs in the payment of this A Note.

    Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

    This A Note has been executed and delivered this _______ day of __________, 1993 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                                          NATIONAL CONSUMER COOPERATIVE BANK
                                           D/B/A NATIONAL COOPERATIVE BANK


                                      By:________________________________
                                                     Title

SCHEDULE TO A NOTE
MADE BY NATIONAL CONSUMER COOPERATIVE BANK
IN FAVOR OF _____________________


  This Note evidences the Loans made under the within described Agreement, in the principal amounts, of the types (Prime Rate Loans, Fed Funds Loans, CD Loans or LIBOR Loans) and on the dates set forth below, subject to the payments or prepayments set forth below:



Date Made      Principal  Type of Due date  Interest rate Amount of  Balance
               Amount of  Loan     on loan  on loan       payment or outstanding
               Loan                                       prepayment



Notation
made by
EXHIBIT A-2
TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS

FORM OF B NOTE


[B Commitment Amount]                 Due [Insert Date 364 days from Closing]


   FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK (the "Borrower"), hereby promises to pay to the order of
[        ] (the "Bank") by payment to the Agent for the account of the Bank the principal sum of [amount of B Commitment] ($__________) Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the B Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than [Insert Date 364 days from Closing].

    The Borrower further promises to pay to the order of the Bank by payment to the Agent for the account of the Bank interest on the unpaid principal amount of each Loan from the date such Loan is made until paid in full, payable at such rates and at such times as provided for in the Loan Agreement.

    The Bank has been authorized by the Borrower to record on the schedules annexed to this B Note (or on any continuation thereof) the amount, type, due date and interest rate of each B Loan made by the Bank under the Loan Agreement and the amount of each payment or prepayment of principal and the amount of each payment of interest of each such B Loan received by the Bank, it being understood, however, that failure to make any such notation shall not affect the rights of the Bank or the obligations of the Borrower hereunder or under the Loan Agreement in respect of such Loans. Such notations shall be deemed correct, absent manifest error.

     This B Note is one of the Notes referred to in the Second Amended and Restated Loan Agreement (the "Loan Agreement") dated as of _____________, 1993 among the Borrower, the Banks, and National Westminster Bank USA, as Agent for the Banks and evidences the B Loans made by the Bank thereunder. This B Note
supersedes the Note dated         made by NCB Capital Corporation to the order
of the Bank in the original principal amount of     $         but does not
constitute a novation, extinguishment or termination of the obligations evidenced thereby. Capitalized terms used in this Note have the respective meanings assigned to them in the Loan Agreement.

    Upon the occurrence of an Event of Default, under the Loan Agreement, the principal hereof and accrued interest hereon shall become, or may be declared to be, forthwith due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

    The Borrower may at its option prepay all or any part of the principal of this B Note before maturity upon and subject to the terms provided in the Loan Agreement.

     The Borrower agrees to pay costs of collection and reasonable attorneys' fees in case default occurs in the payment of this B Note.

     Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

           This B Note has been executed and delivered this _______ day of __________, 1993 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                                          NATIONAL CONSUMER COOPERATIVE BANK
                                             D/B/A NATIONAL COOPERATIVE BANK


                                     By:________________________________
                                                    Title






SCHEDULE TO B NOTE
MADE BY NATIONAL CONSUMER COOPERATIVE BANK
IN FAVOR OF _____________________


    This Note evidences the Loans made under the within described Agreement, in the principal amounts, of the types (Prime Rate Loans, Fed Funds Loans, CD Loans or LIBOR Loans) and on the dates set forth below, subject to the payments or prepayments set forth below:



Date Made    Principal Amount Type of Due Date Interest rate Amount of  Balance
or Convertedof Loan           Loan    of Loan  on loan       payment or outstand
                                                             prepayment  ing


Notation
made by
EXHIBIT A-3
TO THE LOAN AGREEMENT BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
CERTAIN BANKS NAMED THEREIN
AND
NATIONAL WESTMINSTER BANK USA,
       AS AGENT FOR THE BANKS

                                          FORM OF SWING LINE NOTE


$10,000,000                                                       Due December


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK (the "Borrower"), hereby promises to pay to the order of NATIONAL WESTMINSTER BANK USA (the "Bank") by payment to the Bank the principal sum of TEN MILLION DOLLARS ($10,000,000) (or such lesser amount as shall equal the aggregate unpaid principal amount of the Swing Line Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than December 14, 1994.

   The Borrower further promises to pay to the order of the Bank by payment to the Bank interest on the unpaid principal amount of each Swing Line Loan from the date such Swing Line Loan is made until paid in full, payable at such rates and at such times as provided for in the Loan Agreement.

   The Bank has been authorized by the Borrower to record on the schedules annexed to this Swing Line Note (or on any continuation thereof) the amount, due date and interest rate of each Swing Line Loan made by the Bank under the Loan Agreement and the amount of each payment of principal and the amount of each payment of interest of each such Swing Line Loan received by the Bank, it being understood, however, that failure to make any such notation shall not affect the rights of the Bank or the obligations of the Borrower hereunder or under the Loan Agreement in respect of such Swing Line Loans. Such notations shall be deemed correct, absent manifest error.

    This Swing Line Note is the Swing Line Note referred to in the Second Amended and Restated Loan Agreement (the "Loan Agreement") dated as of December 15, 1993 among the Borrower, the Banks and National Westminster Bank USA, as Agent for the Banks and evidences the Swing Line Loans made by the Bank thereunder. Capitalized terms used in this Swing Line Note have the respective meanings assigned to them in the Loan Agreement.

    Upon the occurrence of an Event of Default, under the Loan Agreement, the principal hereof and accrued interest hereon shall become, or may be declared to be, forthwith due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

    The Borrower agrees to pay costs of collection and reasonable attorneys' fees in case default occurs in the payment of this Swing Line Note.

    Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

           This Swing Line Note has been executed and delivered this 15th day of December, 1993 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                                            NATIONAL CONSUMER COOPERATIVE BANK
                                               D/B/A NATIONAL COOPERATIVE BANK



                                         By:________________________________
                                                           Title
SCHEDULE TO SWING LINE NOTE
MADE BY NATIONAL CONSUMER COOPERATIVE BANK
IN FAVOR OF NATIONAL WESTMINSTER BANK USA


           This Swing Line Note evidences the Swing Line Loans made under the within described Agreement, in the principal amounts, and on the dates set forth below, subject to the payments set forth below:



Date Made Principal   Due       Interest Rate    Amount of  Balance
          Amount of   Date       on Loan          Payment    outstanding
           Loan      of Loan


EXHIBIT B PURSUANT TO SECTION 3.1
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS



STATES OF INCORPORATION AND QUALIFICATION,
AND CAPITALIZATION AND OWNERSHIP OF STOCK
OF BORROWER AND SUBSIDIARIES.



None.  Except:





       Name                 Jurisdiction of
                            Incorporation               Capitalization


National Consumer           U.S. Congress               Classes B, C, and D
Cooperative Bank, d/b/a     12 U.S.C. 3001-3051         shares in accordance
National Cooperative Bank                               12 U.S.C. 3014
Corporation

NCB Business Credit         Delaware                    Authorized Series A
Corporation                (Qualified in the             Preferred: 15,000
                            District of Columbia and    Outstanding Series A
                            Michigan)                    Preferred: -0-
                                                        Authorized Class A
                                                         Common:  1,000
                                                        Outstanding Class A
                                                         Common:  1,000
                                                        Authorized Class B
                                                         Common:  20,000
                                                        Outstanding Class B
                                                         Common:  -0-

NCB Mortgage Corporation    Delaware (Qualified in the  Authorized Class A
                            District of Columbia, New    Preferred: 1,000
                            York, Illinois, California, Outstanding Class A
                            Maryland and Michigan)       Preferred: 955
                                                        Authorized Class B
                                                         Preferred:  100
                                                        Outstanding Class B
                                                         Preferred:  50
                                                        Authorized Class C
                                                         Preferred:  1,000
                                                        Outstanding Class C
                                                         Preferred -0-
                                                        Authorized
                                                         Common:  10,000
                                                        Outstanding
                                                         Common:  10,000
NCB Financial Corporation    Delaware                   Authorized
                                                         Common: 1,000
                                                        Outstanding
                                                         Common: 1,000
NCB Savings Bank, FSB        U.S. (Qualified in Ohio)   Authorized
                                                         Common: 1,000
                                                        Outstanding
                                                         Common: 1,000
Cooperative Funding
Corporation                  Delaware                   Authorized
                                                         Common: 1000
                                                        Outstanding
                                                         Common: 1000
NCB I, Inc.                  Delaware                   Authorized
                                                         Common:  1000
                                                        Outstanding
                                                         Common:  1000
NCB Investment Advisers,
Inc.                         Delaware (Qualified in     Authorized
                             Alaska and Minnesota)       Common:  3000
                                                        Outstanding
                                                         Common:  3000
NCB Insurance Brokers, Inc.  New York                   Authorized
                                                         Common:  1000
                                                        Outstanding
                                                         Common:  100
EXHIBIT C PURSUANT TO SECTIONS 3.2 AND 3.3
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS





                                          CONSENTS, WAIVERS, APPROVALS,
                                          VIOLATIONS OF AGREEMENTS



                                                                      NONE


EXHIBIT D PURSUANT TO SECTION 3.5
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS




PERMITTED SECURITY INTERESTS,
LIENS AND ENCUMBRANCES





NCB Savings Bank, FSB, ("NCBSB") has under pledge to the Federal Home Loan Bank of Cincinnati (FHLBC) its mortgage loan portfolio under a Blanket Agreement for Advances and Security Agreement which allows a blanket lien to secure borrowings from FHLBC. As of October 31, 1993, and as of December 13, 1993, FHLBC outstanding advances to NCBSB are less than $9,500.

The Borrower extends lines of credit to NCB Business Credit and NCB Mortgage, each secured by all assets of NCB Business Credit and NCB Mortgage pursuant to certain Business Loan/Security Agreements.

Each of the Borrower, NCB Mortgage and NCB Business Credit sells mortgage loans, ESOP loans and other loans from its portfolio in the ordinary course of business, structured either as an Asset Securitization or a sale of whole loans. The SPV or other purchaser typically provides for an alternative security interest and files a financing statement covering such loans in order to protect itself against a subsequent determination that such sale was not a sale but rather a loan.

EXHIBIT E PURSUANT TO SECTION 3.6
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS



Pending Actions:


Jack L. Ayers, Jr., et. al. v. Oahu Freight Association, et al., Civ. No. 89-3980-12 (D. Hawaii)

Wayne H.T. Kano, et. al., Plaintiffs v. National Consumer Cooperative Bank, et. al., Defendants and Jack L. Ayers, Jr. and Elsie M. Ayers, Third Party Plaintiffs v. George R. Madden, Jr., Third Party Defendant, and National Consumer Cooperative Bank, et. al., Third Party Plaintiffs
v. George R. Madden, Jr., Third Party Defendant, Civ. No.l 90-00184 HMF (D. Hawaii). Complaint was dismissed on Summary Judgment on September 15, 1992, and plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

Probable Claims:

           None.
EXHIBIT F PURSUANT TO SECTION 3.7
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS




COMPLIANCE WITH LAWS, REGULATIONS AND AGREEMENTS





NONE
EXHIBIT G PURSUANT TO SECTION 3.8
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS




    BURDENSOME DOCUMENTS




NONE



EXHIBIT H PURSUANT TO SECTION 3.13
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS





NAME CHANGES, MERGERS, ACQUISITIONS







1. In September, 1988, NCB Savings Association was the surviving entity upon consummation of a merger with Anchor Savings Association. On or about December 7, 1991, it converted from an Ohio to a federal savings bank charter and changed its name to NCB Savings Bank, FSB.

2. In September, 1991, NCB Capital Markets, Inc., changed its name to Cooperative Funding Corporation.


EXHIBIT I PURSUANT TO SECTION 3.16
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS





EMPLOYEE GRIEVANCES



NONE


EXHIBIT J PURSUANT TO SECTION 3.17
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS





EMPLOYEE BENEFIT PLANS





Benefit Plans: The Borrower maintains a defined contribution retirement plan which covers substantially all its employees, after one year of eligibility. Under the plan, the Borrower makes an annual contribution of six percent of the compensation (up to $200,000 and not including overtime or bonuses) of plan participants. The contribution is non-integrated. Participants' rights in the plan vest over six years.

          The Borrower also maintains an employee thrift plan pursuant to
Section 401(k) of the Internal Revenue Code in which all employees are eligible to participate. Under the plan, the Borrower will match employee contributions to the plan up to six percent of net compensation.
Participants' rights in the plan vest upon contribution.


EXHIBIT K PURSUANT TO SECTION 7.1(F)
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS





PERMITTED INDEBTEDNESS AND GUARANTIES





Indebtedness of NCB Business Credit and NCB Mortgage to the Borrower.

EXHIBIT L PURSUANT TO SECTION 7.13
OF SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS





TRANSACTIONS WITH AFFILIATES





Annual charitable contributions by the Borrower to Development Corp.












                             SECOND AMENDED AND RESTATED LOAN AGREEMENT

                                               BY AND AMONG

                              NATIONAL CONSUMER COOPERATIVE BANK, D/B/A
                               NATIONAL COOPERATIVE BANK, AS BORROWER

                                                AND

                                     THE BANKS' SIGNATORY HERETO

                                                AND

                                    NATIONAL WESTMINSTER BANK USA,
                                             AS AGENT







                                        DATED AS OF DECEMBER 15, 1993



                                                   TABLE OF CONTENTS




Article 1. Definitions; Effective Date . . . . . . . . . . . . . . . . . .

Article 2. Commitments and Loans . . .. . . . . . . . . . . . . . . . . . . . .
           Section 2.1           Loans . . . . . . . . . . . . . . . . . . .
           Section 2.2           Reductions in Total Commitments . . . . . .
           Section 2.3           Notices Relating to Loans
                                                       and Swing Line Loans.
           Section 2.4           Fees. . . . . . . . . . . . . . . . . . . . . .
           Section 2.5           Lending Offices . . . . . . . . . . . . . . .
           Section 2.6           Several Obligations . . . . . . . . . . . . .
           Section 2.7           Borrowings. . . . . . . . . . . . . . . . . .
           Section 2.8           Conversions of Loans. . . . . . . . . . . . .
           Section 2.9           Prepayments . . . . . . . . . . . . . . . . .
           Section 2.10                     Use of Proceeds of Loans . . . . .
           Section 2.11                     Payment of Loans . . . . . . . . .
           Section 2.12                     Interest . . . . . . . . . . . . .
           Section 2.13                     Notes. . . . . . . . . . . . . . .
           Section 2.14                     Payments . . . . . . . . . . . . .
           Section 2.15                     Pro Rata Treatment . . . . . . . .
           Section 2.16                     Computations . . . . . . . . . . .
           Section 2.17                     Minimum Amounts of Borrowings,
                                                       Conversions, Prepayment
                                                       and Interest Periods.
           Section 2.18                     Non-Receipt of Funds by the Agent .
           Section 2.19                     Sharing of Payments, Etc.... . .
           Section 2.20                     Additional Costs . . . . . .. . . .
           Section 2.21                     Limitation on Types of Loans . .. .
           Section 2.22                     Illegality . . . . . . . . . . ..
           Section 2.23                     Certain Conversions
                                                    Pursuant to Sections 2.20
           Section 2.24                     Indemnification
           Section 2.25                     Termination of A Commitment
                                                  under Certain Circumstances..

Article 3.  Representations and Warranties . . . . . . . . . . . . . . . . . . .
           Section 3.1           Organization. . . . . . . . . . . . . . . . ..
           Section 3.2           Power, Authority, Consents. . . . . . . . . . .
           Section 3.3           No Violation of Law or Agreements . . . . . . .
           Section 3.4           Due Execution, Validity,
                                Enforceability.         . . . . . . . . . . .
           Section 3.5           Properties. . . . . . . . . . . . . . . . . .
           Section 3.6           Judgments, Actions, Proceedings . . . . . . .
           Section 3.7           No Defaults, Compliance With Laws . . . . .
           Section 3.8           Burdensome Documents. .
           Section 3.9           Financial Statements. . . . . . . . . . . . .
           Section 3.10                     Tax Returns. . . . . . . . . . .
           Section 3.11                     Intangible
           Section 3.12                     Regulation U . . . . . . . . .. . .
           Section 3.13                     Name Changes . . . . . . . . . . .
           Section 3.14                     Full Discl
           Section 3.15                     Employee Grievances. . . . . . .. .
           Section 3.16                     Condition of Assets. . . . . .  .
           Section 3.17                     ERISA. . . . . . . . . . . . . ..

Article 4. Conditions to the Closing
                                            and to the Making of the Loans .  .
           Section 4.1           Conditions to the Closing and to
                                the Making of the Initial Loans . . . . . .
           Section 4.2           Conditions to Subsequent Loans
                                 and Swing Line Loans.. . . . . . . . . . . .
           Section 4.3           Return of Superseded Notes. . . . . . . . . .

Article 5. Delivery of Financial Reports,
                                            Documents and Other Information. .
           Section 5.1           Annual Financial Statements . . . . . . . . .
           Section 5.2           Quarterly Financial Statements. . . . . . . .
           Section 5.3           Other Information . . . . . . . . . . . . . .
           Section 5.4           No Default Certificate. . . . . . . . . . . .
           Section 5.5           Certificate of Accountants. . . . . . . . . .
           Section 5.6           Copies of Documents . . . . . . . . . . . . .
           Section 5.7           Notices of Defaults . . . . . . . . . . . . .
           Section 5.8           ERISA Notices . . . . . . . . . . . . . . . .

Article 6. Affirmative Covenants . . . . . . . . . . . . . . . . . . . . . . .
           Section 6.1           Books and Records . . . . . . . . . . . . . .
           Section 6.2           Inspections and Audits. . . . . . . . . . . .
           Section 6.3           Maintenance and Repairs . . . . . . . . . . .
           Section 6.4           Continuance of Business . . . . . . . . . . .
           Section 6.5           Copies of Corporate Documents . . . . . . . .
           Section 6.6           Perform Obligations . . . . . . . . . . . . .
           Section 6.7           Notice of Litigation. . . . . . . . . . . . .
           Section 6.8           Insurance . . . . . . . . . . . . . . . . . .
           Section 6.9           Financial Covenants . . . . . . . . . . . . .
           Section 6.10                     Reportable Events. . . . . . . . .
           Section 6.11                     Comply with ERISA. . . . . . . . .
           Section 6.12                     Senior Note Agreements . . . . . .

Article 7. Negative Covenants. . . . . . . . . . . . . . . . . . . . . . . . .
           Section 7.1           Indebtedness. . . . . . . . . . . . . . . . .
           Section 7.2           Liens . . . . . . . . . . . . . . . . . . . .
           Section 7.3           Guaranties. . . . . . . . . . . . . . . . . .
           Section 7.4           Mergers, Acquisitions . . . . . . . . . . . .
           Section 7.5           Redemptions; Distributions. . . . . . . . . .
           Section 7.6           Intentionally Omitted . . . . . . . . . . . .
           Section 7.7           Changes in Business . . . . . . . . . . . . .
           Section 7.8           Prepayments . . . . . . . . . . . . . . . . .
           Section 7.9           Investments . . . . . . . . . . . . . . . . .
           Section 7.10                     Fiscal Year. . . . . . . . . . . .
           Section 7.11                     ERISA Obligations. . . . . . . . .
           Section 7.12                     Amendment of Documents . . . . . .
           Section 7.13                     Transactions with Affiliates . . .

Article 8. Events of Default . . . . . . . . . . . . . . . . . . . . . . . . .
           Section 8.1           Payments. . . . . . . . . . . . . . . . . . .
           Section 8.2           Incurring of Indebtedness
                                                       during the Grace Period
           Section 8.3           Covenants . . . . . . . . . . . . . . . . . .
           Section 8.4           Other Covenants . . . . . . . . . . . . . . .
           Section 8.5           Other Defaults. . . . . . . . . . . . . . .
           Section 8.6           Representations and Warranties. . . . . . . .
           Section 8.7           Bankruptcy. . . . . . . . . . . . . . . . . .
           Section 8.8           Judgments . . . . . . . . . . . . . . . . . .
           Section 8.9           ERISA . . . . . . . . . . . . . . . . . . . .

Article 9. The Agent . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
           Section 9.1           Appointment, Powers and Immunities. . . . . .
           Section 9.2           Reliance by Agent . . . . . . . . . . . . . .
           Section 9.3           Events of Default . . . . . . . . . . . . . .
           Section 9.4           Rights as a Bank. . . . . . . . . . . . . . .
           Section 9.5           Indemnification . . . . . . . . . . . . . . .
           Section 9.6           Non-Reliance on Agent and Other Banks . . . .
           Section 9.7           Failure to Act. . . . . . . . . . . . . . . .
           Section 9.8           Resignation or Removal of Agent . . . . .
Article 10.Miscellaneous Provisions. . . . . . . . . . . . . . . . . . . . . .
           Section 10.1                     Fees and Expenses; Indemnity . . .
           Section 10.2                     Taxes. . . . . . . . . . . . . . .
           Section 10.3                     Payments . . . . . . . . . . . . .
           Section 10.4       Survival of Agreements and Repre- sentations;
WAIVER OF TRIAL BY JURY.  . . . . . . . . . . . . . . . . . . . . . . . . . . .
           Section 10.5  Lien on and Set-off of Deposits . . . . . . . . . . . .
           Section 10.6                   Modifications, Consents and
           Waivers; Entire Agreement .. . . . . . . . . . . . . . . . . . . . .
           Section 10.7  Remedies Cumulative.. . . . . . . . . . . . . . . . .
           Section 10.8  Further Assurances . . . . . . . . . . . . . . . . . .
           Section 10.9  Notices. . . . . . . . . . . . . . . . . . . . . . . .
           Section 10.10 Counterparts . . . . . . . . . . . . . . . . . . . . .
           Section 10.11                    Construction; GOVERNING LAW. . . .
           Section 10.12                    Severability . . . . . . . . . . .
           Section 10.13                    Binding Effect; No
                                                       Assignment or Delegation
           Section 10.14                    Participations . . . . . . . . .


Exhibits 10.5

                         SENIOR MANAGEMENT INCENTIVE PLAN FOR 1994

The goals for 1994 were adjusted to increase the emphasis on new business and low income originations. The weight of new business was increased from 25% to 30%, low income was increased from 10% to 15%, net income was decreased from 25% to 20%, and liquidity was decreased from 10% to 5%. The individual objectives were developed based upon the 1994 budget with some adjustments in excess of the budget. Incentives were added to commercial outstandings and low income volume.

1.         CREDIT QUALITY (30%)

           The following objectives are weighted 30%, 30%, 20%, 10% and 10% respectively:

           A. As of year end the percentage of the total loan portfolio carried as non-performing (non-accruing, and OREO) will not exceed 1.5%.

               If non-performing assets are 1% or less of total loans at year end then the credit quality component of the Incentive Plan is weighted 40%.

           B. As of year end the dollar percentage of classified (substandard and doubtful) loans in the portfolio will not exceed 6%.

                If classified loans are 5% of total loans or less then this objective is weighted 40%.

           C. Of loans closed in 1994, 98% by volume and 90% by number shall have the same or better risk rating at year end as when originated.

           D. Overall loan administration objectives shall be achieved as reported by Credit Policy and measured by the Deloitte & Touche audit, FCA examination, OTS examination, rating agencies, and evaluations of institutional lenders.

           E. Generate cash recoveries on previous write offs of at least $300,000.

2.         LOAN ORIGINATION (30%)

           The following objectives are weighted 30%, 30%, 30% and 10% respectively.

           A.   Real Estate Origination                         $160,000,000

           B.   Share Loan Origination                          $ 50,000,000

           C. Month end average outstanding commercial loans and leases of $241 million for FYE '94, adjusted downward by the gross amount of any loans funded in capital markets and any net decrease in RLOC outstanding.

                If average outstandings are $250 million or more the weight of the loan origination goal is increased to 35%.

           D. A 12% (21) increase in the number of new commercial cooperative customers by year end.

3.         NET INCOME (20%)

           The following objectives are weighted 30%, 25%, 25%, 10%, and 10% respectively:

           A.   Meet budgeted net income.

           B. Book $2.9 million of real estate loan fees and net gains on sales with approximately $2.2 million from blanket loans and $.7 million from single family and share loans.

           C. Book $800,000 of fee income from corporate finance transactions and $400,000 from new lines of business.

           D.   Achieve 1.35% return on assets.

           E. Operating efficiency ratio (Operating expenses less NCBDC contribution less other income divided by net interest income will be equal or less than 50%).

4.        LOW INCOME/ AFFORDABLE HOUSING (15%)

	         The following objectives are weighted 50%, 25% and 25% respectively and represent business developed jointly with NCBDC:

           A.  Low income originations of $43,000,000.

               If originations equal $50 million the weight of the low income goal is increased to 20% and this objective is weighted 75%.

           B. Evaluate financing opportunities for 4,000 units of affordable housing.

           C.  Evaluate 80 commercial low income deals.

5.         LIQUIDITY (5%)

           Achieve Asset/Liability objectives as conditions warrant during the year. Objectives may include increased deposits, the sale of loans, maintaining a matched portfolio, completing private placement and maintaining relations with bank consortium.

6.         AWARD LEVELS

           50% -  64.9%                     Up to                        15%

           65% -  79.9%                     Up to                        25%

           80% -  89.9%                     Up to                        30%

           90% and over                     Up to                        35%

           The first column is the achievement required based upon the objectives in this plan, and the second column is the award based upon year end base salary.

7.         PARTICIPANTS

           C. E. Snyder
           C.    Blakely
           C. H. Hackman
           G. A. Huebscher
           B. T. Nordholm
           M. W. Pickles
           B. W. Silver

Exhibit 22.1



                                   LIST OF SUBSIDIARIES AND AFFILIATES


NCB Business Credit Corporation        (wholly-owned) (Delaware)

NCB Mortgage Corporation               (voting stock wholly-owned) (Delaware)

NCB Financial Corporation              (wholly-owned) (Delaware)

NCB Savings Association, FSB           (wholly-owned) (Federal)

NCB Investment Advisers, Inc.          (wholly-owned) (Delaware)

NCB Insurance Brokers, Inc.            (wholly-owned) (New York)

Cooperative Funding Corporation        (wholly-owned) (Delaware)

NCB I, Inc.                            (wholly-owned) (Delaware)
                                       (special purpose corporation)

NCB Development Corporation            (non-profit corporation without
                                        capital stock) (District of Columbia)

Exhibit 25.2

                                          POWER OF ATTORNEY

                                           Know all men by these presents:

That I, Leo H. Barlow                ,

of  Sealaska Corporation                                        ,
a member of the Board of Directors of THE NATIONAL CONSUMER COOPERATIVE BANK, do hereby make, constitute and appoint as my true lawful attorney in fact Richard
L. Reed or Hans C. Gray for me and in my name, place and stead to sign any and all of the following and amendments thereto executed on behalf of THE NATIONAL CONSUMER COOPERATIVE BANK and filed with the Securities and Exchange Commission, as follows:

Annual Reports on Form 10-K for the NATIONAL CONSUMER COOPERATIVE BANK.


           IN WITNESS WHEREOF, I have hereunto set my hand this  28th day

of       March           ,   1994          .



/s/ Leo H. Barlow
Signature


State of   Alaska                )
                                 )                 SS:
County of  Juneau                )

          On this 28th day of March        ,   1994  , before me personally
appeared the above, to me known and known to me to be the person mentioned and described in and who executed the foregoing instrument and he duly acknowledged to me that he executed the same.



 /s/ Mary E. Miller
Notary Public


My Commission expires: 5/13/97

Exhibit 25.7
                                       POWER OF ATTORNEY

                                          Know all men by these presents:

That I, Mary Ann Rothman                       ,

of   New York, NY, USA                                          ,
a member of the Board of Directors of THE NATIONAL CONSUMER COOPERATIVE BANK, do hereby make, constitute and appoint as my true lawful attorney in fact Richard
L. Reed or Hans C. Gray for me and in my name, place and stead to sign any and all of the following and amendments thereto executed on behalf of THE NATIONAL CONSUMER COOPERATIVE BANK and filed with the Securities and Exchange Commission, as follows:

Annual Reports on Form 10-K for the NATIONAL CONSUMER COOPERATIVE BANK.


           IN WITNESS WHEREOF, I have hereunto set my hand this  28   day

of     March             ,    1994         .



 /s/ Mary Ann Rothman
Signature


State of   New York              )
                                 )                 SS:
County of  New York              )

   On this    28th   day of    March         ,   1994  , before me personally
appeared the above, to me known and known to me to be the person mentioned and described in and who executed the foregoing instrument and he duly acknowledged to me that he executed the same.



 /s/ Gustavo Velez
Notary Public


My Commission expires: February 5, 1996

Exhibit 27

This schedule contains summary financial information extracted from National Cooperative Bank's Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.

                       Appendix C to Item 601(c) of Regulation S-K
               Bank Holding Companies and Savings and Loan Holding Companies
                            Article 9 of Regulation S-X


Item
Number                      Item Description         1993 Amount

9-03(1)                     Cash and due from banks  $15,562,652
9-02(2)                     Interest-bearing
                            deposits                   2,139,842
9-03(3)                     Federal funds sold-
                            purchased securities
                            for resale                 4,559,252
9-03(4)                     Trading account assets             0
9-03(6)                     Investment and mortgage
                            backed securities held
                            for sale                  26,406,171
9-03(6)                     Investment and mortgage
                            backed securities held
                            to maturity-carrying
                            value                      3,380,698
9-03(6)                     Investment and mortgage
                            backed securities held
                            to maturity-market
                            value                      3,381,920
9-03(7)                     Loans                    417,438,593
9-03(7)(2)                  Allowance for losses      12,309,359
9-03(11)                    Total assets             535,766,976
9-03((12)                   Deposits                  66,931,434
9-03(13)                    Short-term borrowings     31,541,577
9-03(15)                    Other liabilities          8,722,495
9-03(16)                    Long-term debt           130,354,889
9-03(19)                    Preferred stock-
                            mandatory redemption               0

9-03(20)                   Preferred stock-no
                            mandatory redemption               0
9-03(21)                    Common Stocks             80,245,148
9-03(22)                    Other stockholders'
                            equity                    29,794,005
9-03(23)                    Total liabilities and
                            stockholders' equity     535,766,976
9-04(1)                     Interest and fees on
                            loans                     36,487,048
9-04(2)                     Interest and dividends
                            on investments             2,510,185
9-04(4)                     Other interest income              0
9-04(5)                     Total interest income     38,997,233
9-04(6)                     Interest on deposits       1,965,347
9-04(9)                     Total interest expense    20,663,168
9-04(10)                    Net interest income       18,334,065
9-04(11)                    Provision for loan
                            losses                     1,703,907
9-04(13)(h)                 Investment securities
                            gains/losses                 155,989
9-04(14)                    Other expenses             2,171,707
9-04(15)                    Income/loss before
                            income tax                 9,461,977
9-04(17)                    Income/loss before
                            extraordinary items        8,615,979
9-04(18)                    Extraordinary items,
                            less tax                           0
9-04(19)                    Cumulative change in
                            accounting principles              0
9-04(20)                    Net income or loss         8,615,979
9-04(21)                    Earnings per share-
                            primary                        10.74
9-04(21)                    Earnings per share-
                            fully diluted                  10.74


  This schedule contains summary financial information extracted from National Cooperative Bank's Consolidated Financial Statements and is qualified in its entirety by reference to such financial statements.


                              Appendix C to Item 601(c) of Regulation S-K
                 Bank Holding Companies and Savings and Loan Holding Companies
                                       Industry Guide 3

Guide
Number                      Item Description                   1993 Amounts
I.B.5                       Net yield-interest earning
                            assets-actual                             3.67
III.C.1(a)                  Loans on non accrual                   886,313
III.C.1(b)                  Accruing loans past due 90
                            days or more                                 0
III.C.1(c)                  Troubled debt restructuring          2,283,149
III.C.2                     Potential problem loans                      0
IV.A.1                      Allowance for loan loss-
                            beginning of period                 10,418,687
IV.A.2                      Total chargeoffs                       252,384
IV.A.3                      Total recoveries                       439,149
IV.A.4                      Allowance for loan loss-end
                            of period                           12,309,359
IV.B.1                      Loan loss allowance
                            allocated to domestic loans         12,309,359
IV.B.2                      Loan loss allowance
                            allocated to foreign loans                   0
IV.B.3                      Loan loss allowance-
                            unallocated                         12,309,359
                                             Supplemental information



                                                  February 14, 1994



Dear Stockholder:


                                              RE:  1994 Board of Directors
Election

           I am pleased to present the Official Ballot and other information needed by your company to cast its vote(s) in the 1994 election of Directors. The Board of Directors has fixed December 31, 1993 as the record date for the determination of stockholders entitled to notice of and to vote during the 1994 election. The vote(s) allocated to your company are shown below.

           The stockholders will elect four candidates to fill four vacancies in the twelve stockholder-elected directorships. All directors are elected to serve three-year terms.

           To be counted, all ballots must be received by the indepen-dent Election Teller in the enclosed postage-paid, self-addressed envelope by the regular mail delivery on April 8, 1994. Please be sure to complete the Certification Form on the reverse side of the Official Ballot. Ballots received without proper certification will not be counted. Hand-delivered ballots will not be accepted, nor will ballots received after April 8, 1994.

           On behalf of the Board of Directors, we appreciate your participation and patronage.

                                                      Very truly yours,



                                                      Jeremiah J. Foley
                                                      Chairman of the Board






                                   ___________________________________________


                                     NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                                To Be Held April 21, 1994

                                                  _________________________




           The 1994 Annual Meeting of the Stockholders of National Cooperative Bank will be held on Thursday, April 21, 1994 from
3:30 to 5:00 p.m., at the National Museum of Women in The Arts,
1250 New York Avenue, N.W., Washington, DC

           The Board of Directors and management look forward to greeting personally those stockholders able to attend and to responding to questions you may have concerning NCB.

           A copy of the 1993 Annual Report of NCB will be mailed independently to stockholders.

                                          On Behalf of the Board of Directors

                                                           Very truly yours,



                                                     Louise M. Grant
                                                     Corporate Secretary
                                                     National Cooperative Bank


Washington, DC




                                                  ELECTION OF DIRECTORS



           An election is being held by the holders of Class B and Class C stock to elect four among the sis (6) candidates nominated to fill four vacancies on the board.

           Pursuant to NCB bylaws, the number of directors constituting the entire board shall be elected by the holders of Class B and Class C stock. Nominees for election are qualified as repre-sentatives of four classes of cooperatives. The Election Rules require that the election be concluded in such a manner so as to ensure that each of the five cooperative classes shall be repre-sented by at least one and no more than three directors.

           Listed below, by class, are all of the stockholder-elected directorships currently filled by incumbent directors who will continue to serve out their terms; and the number of director-ships available in each class.

                                           Stockholder-Elected Directorships

Class of                                                                      Incumbent                        Available
Cooperative                      Minimum                          Maximum     Seats 1994                       Seats 1994

Consumer Goods                   1                                  3          0                               3

Consumer
 Services                        1                                  3          3                               0

Low Income                       1                                  3          2                               1

Other                            1                                  3          2                               1

Housing                          1                                  3          1                               2

           Under the Election Rules, the four nominees receiving the highest vote shall be elected, subject to the maximum limitations imposed on each class. Stockholders may vote for any four nomi-nees.

Executive Director, Federation of Southern Cooperatives/Land Assistance Fund, one of the largest low income cooperatives in the Country. FSC/LAF is a non-profit, tax-exempt association of more that 100 low income cooperatives, credit unions, and community-based organizations involving 25,000 low income rural families. He possesses outstanding organizing and community economic development skills. He has significant experience as a board member of national organizations, including the National Save the Family Farm Coalition, and the National League of Rural Voters.

Ralph Paige
Low Income
                                                                    STATEMENT

           If elected to the National Cooperative Bank (NCB) Board, I would bring 23 years experience in cooperative development by virtue of working with over 100 cooperatives throughout the South including credit unions, marketing co-ops, agricultural co-ops and housing ventures. For the past eight years I have also served as Executive Director of the Federation of Southern
Cooperatives/Land Assistance Fund (Federation/LAF) which oversees more than 100 cooperatives and encourages the development of others.

           In addition to cooperative development, I have had the unique experience of working within low-income communities in the region where cooperatives have often made a difference in the sustainability of those communities. Self-held projects often require creative financing, legal and management technical assistance and we at the Federation/LAF have provided these services whenever possible.

           I also offer other assets to the NCB Board. As I am affili-ated with many national and regional rural advocacy and farming organization, I could be instrumental in expanding the Bank's influence and membership from these organization and their constituents.

           As a Board member I would also bring the recognition the Federation/LAF has received under my leadership, such as the 1989 United Nation's Work Habitat Day Award for the Federation/LAFs "significant contribution of adequate shelter" for low-income communities, the 1989 Fannie Mae's "Excellence in Low Income Housing Development Award" and a "Co-op of the Month" Award from the National Cooperative Business Association in 1992.

           Finally, should I be elected to the NCB Board, my experience in cooperative development and my capacity as Executive Director of the Federation/LAF would lend itself to the continuing devel-opment of the National Cooperative Bank by increasing its influ-ence and visibility throughout the 15 states Southeast region. President and CEO of the FoodService Purchasing Cooperative since it commenced operations in 1980; Board of Directors since 1980.
Director of Purchasing & Distribution, Director of Asset Planning
& Control Director of Commodities of KFC Corporation. Served as
Financial Analyst & Supervisor of Financial Planning of the
Quaker Oats Company.

Thomas D. Henrion
Consumer Goods
                                                                    STATEMENT

           NCB has been very successful over the last several years, and I am committed to seeing this success continue. During my first term, the Board faced major challenges. In 1990, the Bank was required to start paying interest on U.S. Treasury Notes which helped finance its formation. My fellow Board members and I, through the excellent management team at the bank, ably dealt with this financial burden as well as a change in top management. While other banks were faltering, the National Cooperative Bank continued along a successful track. My experience on the Board during such challenges will allow me to better serve NCB in the future.

           NCB has strived to provide many specialized services for its customers. To achieve these objectives it has formed several subsidiaries. My service on the Board of Directors for the last three years has given me a better understanding of this complex organization. I have served on the Audit and Finance Committees and as a Board member of NCB Development Corporation, NCB
Financial Corporation and NCB Capital Corporation. I presently serve as Chairman of the Finance Committee, (previously served as Chairman of the Board of the Bank's Capital Corporation) and a member of the Executive Committee. I have been asked to head a task force to review the Bank's patronage dividend policy.

           As the President and CEO for 13 years of a cooperative with annual sales of over $500 million reporting to a 15 member Board, I have gained comprehensive and varied business skills and knowledge that have enabled me to serve as an effective Board member.

           I am seeking reelection because I believe my experience will help the Bank continue its excellent financial performance and move to an even higher level.
President and CEO, REI, Sumner, WA. Served on
Board of Directors
of Outdoor Industry Conservation Alliance, Sumner, WA., Board of
Directors of Independent College of Washington, Seattle, Board member of Recreation Roundtable Washington, DC, and Board member on Washington Wildlife and Recreation Coalition, Olympia, WA.

Wally Smith
Consumer Goods

                                                                    STATEMENT

           The National Cooperative Bank is one of the great success stories in several arenas; business in general, banking in particular, and in the sector of our economy.

           NCB's clientele, the various types of cooperative business and organization in the U.S. has been strengthened and well served by the Bank's leadership, expertise, and understanding of the unique and varying needs of cooperatives. NCB has a proven record of innovation in developing new products and new markets that provide financing flexibility and additional financing options for its members.

           The Bank's performance over the last several years has been excellent, reflecting the excellence of the management and employee team. My organization, REI, has benefited from the Bank's expertise and willingness to go the extra mile to meet our various financial needs.

           I would like to continue to be involved, and lend my experi-ence to helping the Bank grow, prosper, and continue to fulfill its mission as a most important resource to our nation's coopera-tives, now and in the future.

President, National Association of Housing Cooperatives, Member, director and President of Forest Hills Cooperative, Ann Arbor,
MI; Property Manager of Claudia Mywzke, Ann Arbor, MI.

Terry Lewis, Esq.
Housing

                                                                    STATEMENT

           For the past 2 1/2 years I have served as a Director of the National Cooperative Bank. During that period, I have served as a member of NCB's Loan and Business Development Committee, which I currently chair, and as a member of the Board of the NCB Develop-ment Corporation, of which I am currently the Vice-Chair. In these roles, I have worked to strengthen the activity of the Bank and Development Corporation in the cooperative housing sector -- both the expansion of lending in the "affordable housing" and "share loan" markets and the emergence of NCB as the nation's leader in the private and public placement of cooperative housing loans. I have also actively supported the evolution of NCB's approach to other cooperative sectors from relatively prosaic lending to the provision of complex financial services to a growing variety of cooperatives.

           As a Director of NCB and NCBDC, in my work with the Coopera-tive Development Foundation, and especially in my role as Presi-dent of the National Association of Housing Cooperatives, I have been an effective advocate for cooperatives; obtaining and strengthening government support for this form of ownership and increasing knowledge and awareness of cooperative ownership among housing consumers and developers, as a tool of economic development in both urban and rural areas, and as an effective format for providing a wide array of services from health care to education.

           To these efforts I have brought substantial knowledge, both personal and professional, of the structure and operations of cooperative corporations, in the valuation of commercial proper-ty, and, increasingly, of the structures and requirements of the financial markets in which NCB deal.

           I have learned a great deal during my tenure on the NCB Board. I hope I have been an effective Director. I would like to have the opportunity to continue my efforts on NCB's behalf for three more years.

Since July 1993, president and CEO of Winrock International, an operating foundation with agricultural and rural development projects in 40 countries, plus the south-central United States. Dean of Agriculture at Purdue University from 1987-1993. Assistant Secretary for Economics with the U.S. Department or Agriculture from 1985-1987. Appointed to National Cooperative Bank's Board of directors in 1985 by the President of the United States to serve a three year term as a representative of the departments and agencies of the Federal government. Elected by the Board in 1990 to fill an unexpired term and the membership to a full term in 1991. Currently serves on the finance commit-tee, was a member of the audit committee for two years, the loan and business development committee for one year, the Board of NCB Capital Corporation for three years, and the Board of NCB Financial Corporation for three years, and the Board of NCB Financial Corporation for one year. It is a member of the national advisory of Minorities in Agriculture Resources, and Related Sciences.

Robert L. Thompson
Other
                                                                    STATEMENT

           When named to my first term on the NCB Board as a Presiden-tial Appointee in 1985, my only previous cooperative background had been that gained growing up on a dairy farm that brought feed from AGWAY and sold milk through Dairymen's League. While study-ing in Denmark, I had also observed the great role that nonagri-cultural cooperatives can play. As an NCB board member, I have invested a significant amount of time to learn about the Bank and its business. It has been most gratifying during my tenure to see the great progress the Bank has made. NCB has thrived during a time when many U.S. Banks did not; and it is providing leadership in editing new areas of cooperative development throughout the U.S.

           I feel my greatest contribution to the Bank is the analyti-cal skills I bring to the Board as a professional economist. As a university professor I taught economics for over 10 years. I served for two years each on the senior staff of the President's Council of Economic advisors and as chief economist for the U.S. Department of Agriculture, one of the largest cabinet departments of the Federal government. For the last 10 years, I have had significant management responsibility with staffs of up to 2,000 and annual budgets of up to $100 million. I have also served for six years on the board of Indiana's principal public utility, PSI Resources, and was recently elected to the Board of the Vigoro Corporation. In my current position, I lead an operating foundation whose mission is to reduce hunger and poverty through sustainable agricultural and rural development.


Robert L. Thompson                                                   Page 2

           In summary, I bring to the Bank board broad financial and economic analytical skills, extensive management experience, as well as a strong commitment to the role of cooperatives in economic development of low-income communities.

Senior Vice president, Amalgamated Life Insurance Company; Director National Cooperative Business Association; Director, Cooperative Development Fund; National Leadership Coalition Health Care Reform; Director, National Coalition for Health Care Cooperative; Member, AFL-CIO Health Care Task Force.





Richard C. Koven
Other
                                                                    STATEMENT

           As a director of National Cooperative Bank, I would bring 18 years of management experience in cooperative business along with a working knowledge of the NCB's operations and its role in the national cooperative movement. With many years of front line involvement in insurance cooperatives, including leadership of proto type health insurance cooperatives and significant partici-pation in the current national debate on health care reform, I believe I can help the NCB profit from the profound change occurring in the health care economy. With my current leadership role in working with trade unions to develop innovative financial services for diverse, multi-cultural, largely immigrant popula-tions, I believe I can help the bank develop a strong position in a milieu that has historically been fertile ground for cooper-ative development. As a New Yorker, I believe I can help the bank continue to build on its strong patronage base here. With the experience of having founded two employee owned business and having led a trade association of such businesses, I believe I can help the Bank continue its important work in ESOP finance.
With a long term involvement in the National Cooperative Business Association I believe I can help keep the NCB connected to the national cooperative scene. With past and ongoing working relations with NCB's key board members and management, I believe
I can contribute immediately as a director with little need for orientation.

           Finally, with an abiding belief in cooperative principles, an appreciation for cooperative traditions, and a strong sense of the important role that cooperatives and NCB can plan in the future economy of the United States, I believe I can make a commitment to NCB to contribute to its historical mission and future promise.


                                                              OFFICIAL BALLOT

                                                      National Cooperative Bank
                                               1994 Board of Directors Election

                                                         Voting Instructions



Please read these instructions carefully.

1.         Only votes cast on this Official Ballot will be counted.
           Votes    should be cast by placing an "X" in the box next to
           the name of each candidate you wish to elect. You may vote for up to 4 candidates. If you wish, your organization may vote for fewer than 4 candidates. Please double-check your marks. If you vote for more than 4 candidates, your ballot will not be counted. Do not number your choices.

2. if you mark the wrong box, please cross out that candidate's name by drawing lines through it. Only those candidates listed on the Official Ballot are eligible for election. Write-ins will not be counted.

*3. Certify your ballot by completing the Certification Form on the reverse side of the Official Ballot. Mail the Certified Official Ballot in the self-addressed, postage-paid envelope enclosed.

4. In order to be counted, the Official Ballot/Certification Form must be received by Merkle Computer Systems, Inc. no later than the last mail delivery on April 8, 1994. Hand-delivered ballots will not be counted.

                     NOMINEE'S NAME                     CATEGORY
                      __ Ralph Paige                    Low Income

                      __ Thomas D. Henrion              Consumer Goods

                      __ Wally Smith                   Consumer Goods

                      __ Terry Lewis, Esq.              Housing

                      __ Dr. Robert L. Thompson         Other

                      __ Richard C. Koven               Other


                           *TO BE VALID -- OFFICIAL BALLOT MUST BE CERTIFIED
                            AS INSTRUCTED ON THE REVERSE SIDE OF THIS FORM.

                                                            CERTIFICATION FORM

                                                  National Cooperative Bank
                                              1994 Board of Directors Election
                                                                 Instructions

1. In order for the Official Ballot to be valid, this Certificate Form must be completed and signed by the authorized individual for your organization.

2. In order to be counted, the Official Ballot/Certification Form must be received by Merkle Computer Systems, Inc., no later than the last mail delivery on April 8, 1994.



                                                       CERTIFICATION STATEMENT


I,                              do hereby certify that
      Name/Title (Please print)

                                is a stockholder of record of the
            Cooperative Name (Please print)

 National Cooperative Bank and have cast the vote(s) on behalf of the organization for the 1994 Board of Directors Election, and that I am duly authorized to sign this ballot on behalf of the organization



Attest:       By:
              Signature/Title                                  Signature