Form 10-Q
period 1994-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1994-05-17
CIK 356801

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 1994  Commission file number 2-99779









                      National Consumer Cooperative Bank
             (Exact name of registrant as specified in its charter)

           United States of America                   52-1157795
        (12 U.S.C. Section 3001 et seq.)           (I.R.S. Employer
        (State or other jurisdiction of             Identification No.)
         incorporation or organization)

              1401 Eye St., NW, Suite 700, Washington, D.C.  20005
                     (Address of principal executive offices)

        Registrant's telephone number, including area code (202)336-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No________.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at March 31, 1994

              Class C                              205,738
(Common stock, $100.00 par value)

              Class B                              596,908
(Common stock, $100.00 par value)

              Class D                                    3
(Common stock, $100.00 par value)



                      National Consumer Cooperative Bank
                 (doing business as National Cooperative Bank)
                                and Subsidiaries


                                     INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets-
          March 31, 1994 and December 31, 1993 ...........     3

          Consolidated statements of income -
          for the three months ended March 31, 1994 and 1993
          ................................................     4

          Consolidated statements of cash
          flows - for the three months ended March 31,
          1994 and 1993...................................   5-6

          Condensed notes to the consolidated financial
          statements - March 31, 1994....................    7-9

Item 2    Management's discussion and analysis of
          financial condition and results of operations -
          for the three months ended March 31,
          1994 and 1993................................... 10-16


PART II OTHER INFORMATION

No applicable items.



                       NATIONAL COOPERATIVE BANK
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1994 AND DECEMBER 31, 1993


Assets                                   1994           1993

Cash and cash equivalents           $ 40,235,005    $ 22,938,795
Restricted cash                        8,361,519       8,361,519
Investment securities
   Trading account
   Available-for sale                 25,962,094      26,406,171
   Held-to-maturity                    1,395,770       3,380,698

Loans and lease financing            409,311,771     417,438,593
Loans held for sale                   13,558,874      40,274,829
   Less:Allowance for loan losses    (12,928,226)    (12,309,359)
                                     ------------    -----------
                                     409,942,419     445,404,063

Excess servicing fees receivable      17,045,539      20,722,861
Premises and equipment, net            2,170,551       2,028,044
Other assets                          10,048,025       6,524,825
                                    ------------    ------------
   Total assets                     $515,160,922    $535,766,976
                                    ============    ============

Liabilities and Members' Equity

Liabilities

Deposits                            $ 50,436,254    $ 66,931,434
Patronage dividends payable in cash    4,617,273       3,147,860
Other liabilities                     13,969,245       8,722,495
Borrowings
   Short-term                         19,039,690      31,541,577
   Long-term                         130,311,874     130,354,889
   Other                               1,868,632       2,040,406
                                     -----------     -----------
                                     151,220,196     163,936,872
   Subordinated Class A notes        182,970,302     182,989,162
                                     -----------     -----------
   Total borrowings                  334,190,498     346,926,034
                                     -----------     -----------
     Total liabilities               403,213,270     425,727,823
                                     -----------     -----------

Members' Equity

Common stock
   Class B                            59,690,818      59,671,095
   Class C                            20,573,753      20,573,753
   Class D                                   300             300
Retained earnings
   Allocated                          16,186,851      12,844,968
   Unallocated                        15,718,199      16,949,037
   Unrealized loss on investment
    securitites available for sale      (222,269)
                                     ------------   ------------
   Total members' equity             111,947,652     110,039,153
                                     ------------   ------------
   Total liabilities and
    members' equity                 $515,160,922    $535,766,976
                                    ============    ============

                                   NATIONAL COOPERATIVE BANK
                               CONSOLIDATED STATEMENTS OF INCOME
                       For the Three Months Ended March 31, 1994 and 1993


                                                1994              1993
Interest income
  Loans and lease financing                 $ 9,224,777      $ 9,422,471
     Investment securities                      589,441          636,121
                                             ----------      -----------
      Total interest income                   9,814,218       10,058,592
                                             ----------      -----------
Interest expense
     Deposits                                   424,513          477,460
     Short-term borrowings                      426,063          343,955
     Long-term debt, other borrowings
      and subordinated Class A notes          3,869,736        4,670,564
                                              ---------        ---------
      Total interest expense                  4,720,312        5,491,979
                                              ---------        ---------
     Net interest income                      5,093,906        4,566,613

Provision for loan losses                       490,100          299,287
                                              ---------        ---------
      Net interest income after
        provision for loan losses             4,603,806        4,267,326
                                              ---------        ---------
Non-interest income
  Gain on sale of loans                       2,746,706        1,367,160
  Loan and deposit servicing fees               362,945          297,978
     Other                                      841,309          426,496
                                              ---------        ---------
      Total non-interest income               3,950,960        2,091,634
                                              ---------        ---------
Non-interest expenses
     Compensation and employee benefits       2,527,583        2,051,783
  Contractual services                          697,995          652,977
  Occupancy and equipment                       684,988          681,965
  Contribution to NCB
       Development Corporation                                   233,785
  Other                                         477,773          362,005
                                              ---------        ---------
      Total non-interest expenses             4,388,339        3,982,515
                                              ---------        ---------
Income before income taxes                    4,166,427        2,376,445

Provision for income taxes                      503,307          272,385
                                            -----------     ------------
      Net income                            $ 3,663,120     $  2,104,060
                                            -----------     ------------
Distribution of net income
     Patronage dividends                    $ 3,266,030     $  2,111,436
     Retained earnings                          397,090           (7,376)
                                            -----------     ------------
                                            $ 3,663,120     $  2,104,060
                                            ===========     ============

                                      NATIONAL COOPERATIVE BANK
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 1994  AND 1993


                                                   1994           1993

Cash flows from operating activities
 Interest received                            $ 10,459,723     $11,042,592
 Commitment charges and other fees received      5,166,414       2,483,725
 Proceeds from sales of loans held for sale     60,003,683      82,625,614
 Loans originated for sale                     (31,438,406)    (46,894,700)
 Gain on hedges of loans held for sale             138,218         418,807
 Increase in trading account securities, net                       237,158
 Interest paid                                     762,142      (1,823,798)
 Transfer to restricted cash account                            (1,844,978)
 Cash paid to suppliers and employees           (7,763,996)    (10,230,414)
                                                -----------     -----------
 Net cash used in operating activities          35,803,494      36,014,006
                                                -----------     -----------
Cash flows from investing activities
 Proceeds from sales of investments available
   for sale                                      9,151,971
 Purchase of investments available for sale     (8,905,151)
 Proceeds from investments held to maturity      1,984,928
 Proceeds from sales of portfolio loans          3,153,436
 Net decrease in loans and lease financing       5,568,100       7,756,509
 Capital expenditures                             (281,969)        (63,301)
                                                -----------      ----------
 Net cash used in investing activities          10,671,315       7,693,208
                                                -----------      ----------
Cash flows from financing activities
 Net decrease in deposits                      (16,493,851)       (952,109)
 Net decrease in short-term borrowings         (12,501,887)    (26,043,917)
 Repayment on long-term debt                                    (7,000,000)
 Repayment on other borrowings                    (171,774)       (194,767)
 Redemption of common stock                        (11,087)        (46,612)
                                               ------------    ------------
 Net cash provided by financing activities      (29,178,599)    (34,237,405)
                                               ------------    ------------
 Increase in cash and cash equivalents          17,296,210       9,469,809

 Cash and cash equivalents, beginning of year   22,938,795      23,888,148
                                               ------------    ------------
 Cash and cash equivalents, end of period      $40,235,005     $33,357,957
                                               ===========     ============

                                    NATIONAL COOPERATIVE BANK
                            RECONCILIATION OF NET INCOME TO NET CASH
                                   USED IN OPERATING ACTIVITIES
                      FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


                                                 1994          1993

Net income                                   $ 3,663,120   $ 2,104,060

Adjustments to reconcile net income to net
 cash provided by (used in)operating
 activities
  Increase in restricted cash account                       (1,844,978)
  Increase (decrease) in accrued interest
   receivable                                  (114,235)       271,317
  Net trading account activity                                 237,158
  Increase in loans held for sale            28,565,277     35,730,914
  Increase in other assets, net of
   real estate estate owned                  (3,467,520)    (4,410,281)
  Increase (decrease) in accounts
   payable and other accrued expenses           453,966       (714,815)
  Increase in accrued interest payable        4,792,783      4,673,299
  Provision for loan losses                     490,100        299,287
  Depreciation and amortization, net          3,662,179        978,643
  Gain on sale of assets, net                (2,422,880)      (824,866)
  Increase on hedges of loans
   held for sale                                138,218        418,807
  Other, net                                     42,486       (904,539)
                                            ------------    -----------

Net cash used in operating activities       $35,803,494     $36,014,006
                                            ============    ===========


                        NATIONAL COOPERATIVE BANK

                   Condensed Notes to the Consolidated
                           Financial Statements
                              March 31, 1994
                                (Unaudited)

 The accompanying financial statements have been prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of NCB, necessary to a fair statement of the results of the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the financial statement and the notes thereto included in NCB's most current annual report.

1.   Cash, Cash Equivalents and Investment Securities

        As of March 31, 1994, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 438 days with
    interest rates in those portfolios varying from   3.2% to 9.6%.


                Cash and        Investment Available    Investments held
            Cash Equivalents        for Sale              to maturity
            ----------------    --------------------    ----------------

Cash            $  6,937,787

Corporate bonds                          $14,907,931

Federal funds     29,000,000

Money market
securities and
commercial paper   2,297,218                 530,170

Eurodollar
certificates and
repurchase
agreements         2,000,000                                   1,395,770

US Treasury and
agency
obligations                               10,523,993
                ------------             ------------        -----------
                $ 40,235,005             $ 25,962,094        $ 1,395,770
                ============             ============        ===========


   At March 31, 1994, the investments available for sale portfolio were recorded at aggregate market value. Restricted cash of $8,361,519 is held by a trustee for the benefit off certificate holders in the event of loss on certain loans and will become available to NCB as the principal balance of the respective loan decreases. The loans sold have original maturities of ten to fifteen years.


2.  Loans, Lease Financing and Non-performing Assets


     Loans and leases outstanding by category at March 31, 1994 were:


Commercial loans                    $214,126,407

Lease financing                        6,618,921

Real estate loans:

  Residential                        185,911,696

  Construction                         5,709,586

  Commercial                          10,504,035
                                     -----------
                                    $422,870,645
                                    ============


      At March 31, 1994 and December 31, 1993 real estate loans held for sale were $13.6 million and $40.3 million, respectively. The loan portfolio includes loans which were not currently accruing any interest. The total outstanding principal of these loans at March 31, 1994 and the effect on income for the three months ended March 31, 1994 is shown below:


     Principal outstanding                                       $  875,506
                                                                 ==========
     Gross amount of income which
       would have been recorded
       under original terms                                      $   55,046

     Less interest received                                          12,565
                                                                 ----------
     Interest not recorded                                       $   42,481
                                                                 ==========
      The loan portfolio includes loans that are renegotiated with a reduced interest rate or with an extension of payment of interest and principal. The total outstanding principal of these loans at March 31, 1994 and the effect on income for the three months ended March 31, 1994 is shown below:


     Principal outstanding                                      $2,273,399
                                                                ==========
     Gross amount of income which
       would have been recorded
       under original terms                                     $   73,832

     Less interest received                                         31,889
                                                                 ---------
     Interest not recorded                                      $   41,943
                                                                ==========

3.   Allowance for Loan Losses

      The following is a transaction summary of the allowance for loan losses during the three months ended March 31, 1994:

    Balance at December 31, 1993               $12,309,359
    Provision for loan losses                      490,100
    Charge-offs                                   (  4,283)
    Recoveries of loans previously charged off     133,050
                                                ----------
    Balance at March 31, 1994                   $12,928,226
                                                ===========
     The allowance for loan losses as a percentage of loans outstanding at March 31, 1994 was 3.1%.



                         NATIONAL COOPERATIVE BANK
                    MANAGEMENT DISCUSSION AND ANALYSIS
            FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993


SUMMARY

NCB's net income for the three months ended March 31, 1994 was $3.7 million. This was a 76.2% or $1.6 million increase over the three months ended March 31, 1993. The increase primarily resulted from an increase in non-interest income of $1.8 million.

Total assets decreased by $20.6 million or 3.8% to $515.2 million at March 31, 1994 from $535.8 million at December 31, 1993. The decrease resulted from a significant real estate loan sale of $54 million in March 1994.
Loans and leases outstanding at March 31, 1994 decreased 7.6% to $422.9 million from $457.7 million at December 31, 1993.

NET INTEREST INCOME

Net interest income increased $0.5 million to $5.1 million from the same period the prior year. As shown on Table 1, the net yield on interest-earning assets increased to 4.05% from 3.59% as higher yielding warehoused real estate loans held in the portfolio were funded by interest-bearing liabilities that were sensitive to short term interest rate movements. As shown on Table 2, declining rates caused a positive variance of $.5 million. In comparison to prior year-end and the prior quarter, average commercial balances have increased due to strengthening origination in the cooperative loan market.

Interest income decreased $.2 million to $9.8 million for the three months ended March 31, 1994. In general, average rates on interest-earning assets decreased to 7.81% in the 1994 period from 7.91% in the 1993 period due to declining market rates. Declining average rates accounted for a $.10 million negative variance. Average rates on the commercial loan portfolio dropped
59 basis points as interest sensitive assets in the commercial portfolio reacted to declining short term market rates. Real estate rates increased by 32 basis points as existing portfolio loans repriced at higher rates that occurred during the latter quarters in 1993 and the first quarter in 1994.

Interest expense decreased $ .8 million to $4.7 million for the three months ended March 31, 1994 due to the maturity of $10 million in intermediate term debt in the third quarter of 1993 andthe repricing of a $36.9 million tranche of the US Class A notes during October 1993 at the prevailing US 3 year Treasury rate. Average rates on interest-bearing liabilities decreased to 4.80% from 5.36%.

Table 1
Rate Related Assets and Liabilities
( in thousands )

                                              Three Months Ended March 31,
                          ------------------------------------------------------------------
                                         1994                             1993
                          ------------------------------------------------------------------
ASSETS                    Average      Income/   Yields/    Average      Income/   Yields/
                          Balance      Expense   Rates      Balance      Expense   Rates
                          ----------------------------------------------------------------

Interest-earning assets
  Real estate loans       $228,488     $ 5,123     8.97%   $249,422      $ 5,395    8.65%
  Commercial loans &
      leases               222,950       4,102     7.36%    202,733        4,028    7.95%
                           -------       -----              -------        -----
                           451,438       9,225     8.17%    452,155        9,423    8.33%,
  Investment securities
    and cash equivalents    51,220         589     4.60%     56,498          636    4.50%
                           -------       -----              -------        -----
  Total interest-earning
    assets                  502,658      9,814     7.81%    508,653       10,059    7.91%

Allowance for loan loss     (12,632)                        (10,648)

Non-interest earning assets

  Cash                        3,689                           2,270
  Other assets               33,412                          28,624
                             ------                          ------
   Total non-interest
    earning assets           37,101                          30,894
                           --------                        --------
 Total assets              $527,127                        $528,899
                           ========                        ========

LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
  Subordinated Class A
    notes                  $182,979      2,214     4.84%   $183,291         2,536   5.54%
  Notes payable             156,578      2,075     5.30%    175,160         2,478   5.66%
  Deposits                   53,865        432     3.21%     51,648           477   3.70%
                           --------      -----              -------         -----
    Total interest-bearing
     liabilities            393,422      4,721     4.80%    410,099         5,491   5.36%
                           --------      -----              -------         -----
Other liabilities            23,012                          13,754
Members' equity             110,693                         105,046
                           --------                        --------
Total liabilities &
members' equity            $527,127                        $528,899
                           ========                        ========

Net interest revenue                  $ 5,093                             $ 4,568
Net interest spread                                3.01%                            2.52%
Net yield on interest-earning assets               4.05%                            3.59%

Table 2
Changes in Net Interest Income
( in thousands )

                                     March 31, 1994 compared to March 31,1993
                                     ----------------------------------------
                                     Increase ( decrease ) due to changes in:
                                     ----------------------------------------
                                             Average          Average
                                             Volume           Yield             Net
                                            --------          -------        --------
Interest income

Cash equivalents and investment securities  $  (61)           $    14        $   (47)
Commercial loans and leases                    385               (310)            75
Real estate loans                             (464)               192           (272)
                                            -------           -------        --------
Total interest income                         (140)              (104)          (244)
                                            -------           --------       --------
Interest expense

Deposits                                        20               ( 66)           (46)
Notes payable                                 (232)              (171)          (403)
Subordinated Class A notes                      (4)              (318)          (322)
                                              -----              -----        -------
Total interest expense                        (216)              (555)          (771)

Net interest income                          $  76              $ 451          $ 527
                                             =====              =====          =====


NON-INTEREST INCOME

Non-interest income increased 90.5% to $4.0 million for the three months ended March 31,1994 from $2.1 million for the three months ended March 31, 1993. Gains from the sales of loans resulted in an increase of $1.4 million from the prior year. Servicing fee income and excess servicing fees receivable accounted for the remaining increase in non-interest income.

NON-INTEREST EXPENSES

Non-interest expenses for the three months ended March 31, 1994, increased 12.8% to $4.4 million from $3.9 million as of March 31, 1993. Non-interest expenses as a percentage of average assets increased to 3.3% at March 31, 1994 from 3.0% at March 31, 1993 due to an increase in salary and benefit expenses during the first quarter 1994.

Salaries and benefits expenses increased due to the accrual of first quarter employee and senior management incentive bonuses.

PROVISION FOR INCOME TAXES

The provision for income taxes is driven by taxes due on non-member income earned by NCB and by state and local income taxes owed by NCB's subsidiaries. The federal income tax provision has increased by $231 thousand from the prior year reflecting additional non- member income generated by NCB
Mortgage Corporation and NCB Savings Bank.

LOANS AND LEASE PORTFOLIO

Consolidated Loans and Leases Outstanding (millions)
                                                            %
                                  3/31/94    12/31/93    Change
                                  -------    --------    ------
Commercial                         $214.1      $223.7      -4.3%
Real estate                         202.1       227.2     -11.0
Leases                                6.6         6.8     -2. 9
                                   ------      ------
     Total:                        $422.8      $457.7     - 7.6%
                                  =======      ======

     Total loans and leases outstanding at March 31, 1994, were $422.8 million, down 7.6% from $457.7 million at December 31, 1993. Real estate loans decreased by $25.1 million or 11% from year-end due to a $54 million loan sale in March 1994.
     Commercial loans and leases decreased by almost $9.6 million or 4.3% from year-end due to collections on commercial accounts.


CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

   Cash, cash equivalents and investment securities increased 24.2% to $75.9 million at March 31, 1994 from $61.1 million at year-end 1993. NCB used the proceeds available from loan sales to maintain cash reserves during the period. As a percentage of earning assets, cash, cash equivalents, and investment securities increased slightly to 14.4% from 11.2% at December 31, 1993.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1994 increased 4.9% to $12.9 million from $12.3 million at December 31, 1993. The allowance was impacted primarily by the $.5 million loan loss provision taken during the first three months of the year. The provision for loan losses increased to $.5 million for the three months ended March 31, 1994 from $.3 million for the three months
ended March 31, 1993.   NCB's provision for loan losses as a percentage of
average loans and leases outstanding has increased to .4% in 1994 from .3% in 1993.

The allowance as a percentage of loans outstanding at March 31, 1994 increased from 2.57% and 2.69% at March 31, 1993 and December 31, 1993, respectively to 3.05% at March 31, 1994. The increase is due primarily to declining real estate assets as compared to the prior year and year end 1994.


As shown in Table 3, total nonperforming assets ( renegotiated and non-accruing loans, REO, and in- substance foreclosures ) remained flat at $3.3 million at March 31, 1994 from December 31, 1993. Nonperforming assets as a percentage of loans and leases outstanding plus REO and in-substance foreclosures increased slightly to .8% at March 31, 1994 from .7% at December 31, 1993. The allowance for loan loss as a percentage of nonperforming loans has increased to 416% at March 31, 1994 from 384% from December 31, 1993.

Table 3
Nonperforming assets
( in thousands )

                           Mar. 31,      Dec. 31,      Sept. 30,     June 30,   Mar. 31,
                             1994          1993          1993         1993        1993
                           -------       --------       --------    --------   --------

Nonaccrual loans

Commercial                $    20       $     10       $     17     $    431   $    285

Real estate- construction       0              0              0            0          0

Real estate- commercial         0              0              0            0          0

Real estate- residential      855            876          1,592        1,574      4,096
                            -----          -----          -----        -----      -----
  Total nonaccrual loans      875            886          1,609        2,005      4,381

Restructured loans          2,273          2,283          2,309        2,339      3,397
                           ------          -----          -----        -----      -----
  Total nonperforming loans 3,148          3,169          3,918        4,344      7,778

Real estate acquired
through foreclosure
and insubstance
foreclosure                   171            172            217         341       2,527
                            -----          -----          -----      ------       -----
Total nonperforming
  assets                  $ 3,319        $ 3,341        $ 4,315     $ 4,685     $10,305
                          =======        =======        =======     =======     =======

Non- performing
assets/ Loans plus
REO and insubstance
foreclosure                   .8%            .7%           1.1%       1.0%         2.5%

Allowance/ non performing
loans                        416%           384%           298%       235%         138%


INTEREST-BEARING LIABILITIES


Interest-Bearing Liabilities                                       %
 (millions)                           3/31/94      12/31/93     Change
                                     --------      --------     ------
Class A notes                        $ 182.98       $182.99      -0.8%
Short-term                              19.00         31.54     -39.8
Deposits                                50.45         66.93      24.6
Non-current term debt                   75.33         75.35      -0.1
Current term debt                       55.00         55.00        -
Other borrowings                         1.87          2.04      -8.3
                                      -------       -------
Totals                                $384.63       $413.85      -7.1%
                                      =======       =======

Interest-bearing liabilities decreased by $29.2 million to $385 million at March 31, 1994. A portion of the proceeds of the aforementioned loan sale was used to decrease the outstanding balance on NCB's bank line of credit by
$12.5 million.   Unused capacity under the line of credit ( $ 161 million )
is sufficient to meet anticipated commitments. The decrease in deposits is due to large demand deposits that occurred at year-end 1993 that were subsequently liquidated in the first quarter of 1994.





                                 Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL CONSUMER COOPERATIVE BANK

Date: May 15, 1994

                                  By:    /s/ Richard L. Reed
                                       (Richard L. Reed,
                                        Chief Financial Officer )


                                        /s/ Marietta J. Orcino
                                        (Marietta J. Orcino, Controller/
                                         Principal Accounting Officer)