Form 10-Q
period 1994-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1994-08-16
CIK 356801

`                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 1994  Commission file number 2-99779









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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at June 30, 1994

              Class C                              205,738
(Common stock, $100.00 par value)

              Class B                              596,708
(Common stock, $100.00 par value)

              Class D                                    3
(Common stock, $100.00 par value)



                      National Consumer Cooperative Bank
                 (doing business as National Cooperative Bank)
                                and Subsidiaries


                                     INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets-
          June 30, 1994 and December 31, 1993 ...........     3

          Consolidated statements of income -
          for the three and six months ended June 30, 1994
          and 1993........................................     4

          Consolidated statements of cash
          flows - for the six months ended June 30,
          1994 and 1993...................................   5-6

          Condensed notes to the consolidated financial
          statements - June 30, 1994....................    7-9

Item 2    Management's discussion and analysis of
          financial condition and results of operations -
          for the three and six months ended June 30,
          1994 and 1993................................... 10-16


PART II OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security- Holders


                                       NATIONAL COOPERATIVE BANK
                                     CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1994 AND DECEMBER 31, 1993

ASSETS                                  1994                  1993
                                     -----------           ----------
Cash and cash equivalents            $22,022,287           $22,938,795
Restricted cash                        8,348,703             8,361,519
Investment securities
   Available-for sale                 25,993,707            26,406,171
   Held-to-maturity                    2,314,264             3,380,698

Loans and lease financing            416,297,779           417,438,593
Loans held for sale                   20,355,611            40,274,829
  Less: Allowance for loan losses    (12,989,270)          (12,309,359)
                                     ------------          ------------
                                     423,664,120           445,404,063
                                     ------------          ------------
Excess servicing fees receivable      16,682,895            18,124,471
Premises and equipment, net            2,243,381             2,028,044
Other assets                          10,335,161             9,123,215
                                     -----------            ----------
   Total assets                     $511,604,518          $535,766,976
                                    ============          ============

Liabilities and Members' Equity

Liabilities

Deposits                              62,195,534            66,931,434
Patronage dividends payable in cash    2,390,290             3,147,860
Other liabilities                      9,757,841             8,722,495
Borrowings
   Short-term                         35,036,031            31,541,577
   Long-term                         105,287,757           130,354,889
   Other                               1,686,937             2,040,406
                                     -----------           -----------
                                     142,010,725           163,936,872
   Subordinated Class A notes        182,955,071           182,989,162
                                     -----------           -----------
   Total borrowings                  324,965,796           346,926,034
                                     -----------           -----------
   Total liabilities                 399,309,461           425,727,823
                                     -----------           -----------

Members' Equity

Common stock
   Class B                            59,670,818            59,671,095
   Class C                            20,573,753            20,573,753
   Class D                                   300                   300
Retained earnings
   Allocated                          15,776,732            12,844,968
   Unallocated                        17,189,721            16,949,037
   Unrealized loss on investment
    securities available for sale       (916,267)
                                     ------------          -----------
   Total members' equity             112,295,057           110,039,153
                                     ------------          -----------
Total liabilities and members'
   equity                           $511,604,518          $535,766,976
                                    ============          ============

                                       NATIONAL COOPERATIVE BANK
                                     CONSOLIDATED STATEMENTS OF INCOME

                               Six months ended June 30,    Three months ended June 30,
                                   1994        1993               1994         1993
                               --------------------------  ---------------------------

Interest income
  Loans and lease financing    $18,198,900    $18,200,326  $ 8,974,123         $ 8,777,855
  Investment securities          1,299,446      1,327,104      710,005             690,983
                               -----------    -----------   ----------         -----------
   Total interest income        19,498,346     19,527,430    9,684,128           9,468,838

Interest expense
  Deposits                         905,044        974,934      480,531             497,474
  Short-term borrowings            863,941        536,643      437,878             192,688
  Long-term debt, other
   borrowings and
   Subordinated Class A notes    7,765,597      9,027,072    3,895,861           4,356,508
                                ----------      ---------    ---------           ---------
   Total interest expense        9,534,582     10,538,649    4,814,270           5,046,670
                                ----------     ----------    ---------           ---------
   Net interest income           9,963,764      8,988,781    4,869,858           4,422,168
Provision for loan losses          540,200        614,528       50,100             315,241
                                ----------     ----------    ---------           ---------
  Net interest income after
   provision for loan losses    9,423,564       8,374,253    4,819,758           4,106,927

Non-interest income
   Gain on sale of loans        3,198,997       2,404,084      452,291           1,036,924
   Loan and deposit servicing
     fees                         753,679         614,339      390,734             316,361
   Other                        1,460,932       1,472,915      619,623           1,046,419
                               -----------      ---------    ---------           ---------
  Total non-interst income      5,413,608       4,491,338    1,462,648           2,399,704
                               ----------       ---------    ---------           ---------
Non-interest expenses
  Compensation and employee
    benefits                    4,568,310       3,741,325    2,040,727           1,689,542
  Contractual services          1,542,412       1,447,311      844,417             794,334
  Occupancy and equipment       1,369,954       1,290,599      684,966             608,634
  Contribution to NCB
    Development Corporation                       902,773                          668,988
  Other                         1,070,331         946,104      592,558             584,099
                                ---------       ----------    --------             -------
   Total non-interest
	   expenses                    8,551,007       8,328,112    4,162,668           4,345,597
                                ---------       ---------    ---------           ---------

Income before income taxes      6,286,165       4,537,479    2,119,738           2,161,034
Provision for income taxes        681,319         412,520      178,012             140,135
                                ---------       ---------    ---------           ---------
Net income                     $5,604,846      $4,124,959   $1,941,726          $2,020,899
                               ==========      ==========   ==========          ==========

Distribution of net income
 Patronage dividends           $5,330,480      $4,400,802   $2,064,450          $2,289,366
 Retained earnings                274,366        (275,843)    (122,724)           (268,467)
                               ----------      -----------  ----------          -----------
                               $5,604,846      $4,124,959   $1,941,726          $2,020,899
                               ==========      ==========   ==========          ===========

                                     NATIONAL COOPERATIVE BANK
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994

                                              1994                  1993
                                         ---------------        -----------

Cash flows from operating activities

  Interest received                        $22,777,218           $20,085,639
  Commitment charges and other fees
    received                                 7,410,357             3,729,607
  Proceeds from sales of loans held for
    sale                                    98,271,054           109,740,948
  Loans originated for sale                (77,097,313)          (94,176,643)
  Loss( gain) on hedges of loans held for
    sale                                       170,108            (1,498,847)
  Decrease (increase) in investment
    securities, net                          1,066,434              (148,585)
  Interest paid                            (13,119,799)          (10,996,188)
  Transfer from (to) restricted cash
    account                                     12,816            (1,927,810)
  Cash paid to suppliers and employees     (11,559,905)          (11,205,520)
                                           ------------          ------------
  Net cash provided by operating activities 27,930,970            13,602,601
                                           ------------          ------------

Cash flows from investing activities
  Proceeds from sales of investments
    available for sale                      14,100,000
  Purchase of investments available for
    sale                                   (17,924,817)
  Proceeds from maturities of investments
    available for sale                       3,251,673
  Proceeds from sales of portfolio loans     3,153,436            23,114,212
  Net decrease in loans and lease financing (1,138,644)          (43,090,524)
  Capital expenditures                        (487,322)             (127,529)
                                            -----------          ------------
  Net cash provided by (used in) investing
   activities                                  954,326           (20,103,841)
                                            -----------          ------------

Cash flows from financing activities
  Net (decrease) increase in deposits       (4,733,242)              867,257
  Net increase in short-term borrowings      3,494,454            10,894,996
  Repayment of long-term debt              (25,000,000)           (7,083,273)
  Repayment of other borrowings               (353,469)             (325,628)
  Redemption of common stock                   (61,687)              (80,952)
  Repayment of subordinated Class A notes                           (314,622)
  Patronage dividends paid                  (3,147,860)           (2,970,925)
                                           ------------           -----------
  Net cash (used in) provided by
   financing activities                    (29,801,904)              986,853
                                          -------------           ----------
  Decrease in cash and cash
   equivalents                                (916,508)           (5,514,387)

  Cash and cash equivalents, beginning
   of the year                              22,938,795            23,888,148
                                           -----------            -----------
  Cash and cash equivalents, end of period $22,022,287           $18,373,761
                                           ===========           ============


                                    National Cooperative Bank
			                         Reconciliation of Net Income to Net Cash
                                Provided by Operating Activities
                          For the six months ended June 30, 1994 and 1993

                                               1994                 1993
                                           ------------          -----------

Net income                                  $ 5,604,846          $ 4,124,959

Adjustments to reconcile net
  income to net cash provided by
  operating activities

   Decrease (increase) in restricted
    cash account                                 12,816           (1,927,810)
   (Increase) decrease in accrued
    interest receivable                         (88,741)             355,859
   Net investment securities account
    activity                                  1,066,434             (148,585)
   Decrease in loans held for sale           21,173,741           15,564,305
   Increase in other assets, net of
    real estate owned                        (3,715,672)          (4,322,485)
   Increase in accounts payable and
    other accrued expenses                    1,102,729            3,495,323
   Decrease in accrued interest payable         (67,383)            (434,452)
   Provision for loan losses                    540,200              614,528
   Depreciation and amortization, net         3,755,038            1,843,570
   Gain on sale of assets, net               (1,750,994)          (3,244,559)
   Increase (decrease) on hedges of
    loans held for sale                         170,108           (1,498,847)
   Other, net                                   127,848             (819,205)
                                            -----------          -----------

Net cash provided by operating activities   $27,930,970          $13,602,601
                                            ===========          ===========


                  NATIONAL COOPERATIVE BANK

                   Condensed Notes to the Consolidated
                           Financial Statements
                               June 30, 1994
                                (Unaudited)

     The accompanying financial statements have been prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of NCB, necessary to a fair statement of the results of the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in NCB's most current annual report.

1.   Cash, Cash Equivalents and Investment Securities

          As of June 30, 1994, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 998 days with interest rates in those portfolios varying from 3.8% to 9.4%.



                  Cash and Cash Equivalents   Investment Available for Sale   Investments held to maturity

Cash                           $  7,619,439
Corporate bonds                                                $10,849,342
Federal funds                     8,500,000
Money market
securities and
commercial paper                  1,966,961
Eurodollar
certificates and
repurchase agreements             3,935,887                                                      2,314,264
US Treasury and
agency obligations                                              15,144,365
                               ------------                    -----------                      ----------
                               $ 22,022,287                   $ 25,993,707                     $ 2,314,264
                               ============                   ============                     ============

          At June 30, 1994, the investments in the available for sale portfolio were recorded at aggregate market value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans and will become available to NCB as the principal balance of the respective loan decreases. The loans sold have original maturities of ten to fifteen years.


2.   Loans, Lease Financing and Non-performing Assets

          Loans and leases outstanding by category at June 30, 1994 were:


             Commercial loans            $224,197,950
             Lease financing                6,121,570
             Real estate loans:
              Residential                 195,555,358
              Construction                    347,719
              Commercial                   10,430,793
                                         ------------
                                         $436,653,390
                                         ============


          At June 30, 1994 and December 31, 1993 real estate loans held for sale were $20.4 million and $40.3 million, respectively. The loan portfolio includes loans which were not currently accruing any interest. The total outstanding principal of these loans at June 30, 1994 and the effect on income for the six months ended June 30, 1994 is shown below:

         Principal outstanding           $1,180,575
                                         ==========
         Gross amount of income which
           would have been recorded
           under original terms          $   70,345

         Less interest received              11,553
                                         ----------
         Interest not recorded           $   58,792
                                         ==========

          The loan portfolio includes loans that are renegotiated with a reduced interest rate or with an extension of payment of interest and principal. The total outstanding principal of these loans at June 30, 1994 and the effect on income for the six months ended June 30, 1994 is shown below:


         Principal outstanding           $2,193,729
                                         ==========
         Gross amount of income which
           would have been recorded
           under original terms          $   98,545

         Less interest received              60,046
                                         ----------
         Interest not recorded           $   38,499
                                         ==========

3.   Allowance for Loan Losses

          The following is a transaction summary of the allowance for loan losses during the six months ended June 30, 1994:

        Balance at January 1, 1994                  $12,309,359
        Provision for loan losses                       540,200
        Charge-offs                                    (  4,283)
        Recoveries of loans previously charged off      143,994
                                                    -----------
        Balance at June 30, 1994                    $12,989,290
                                                    ===========
          The allowance for loan losses as a percentage of loans outstanding at June 30, 1994 was 3.0%.


                         NATIONAL COOPERATIVE BANK
                    MANAGEMENT DISCUSSION AND ANALYSIS
              FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


SUMMARY

     NCB's net income for the six months ended June 30, 1994 was $5.6 million. This was a 36.6% or $1.5 million increase over the six months ended June 30, 1993. The increase primarily resulted from an increase in non-interest income of $.9 million, net interest margin of $1.0 million, and non-interest expenses of $.3 million.

     Total assets decreased by $24.2 million or 4.5% to $511.6 million at June 30, 1994 from $535.8 million at December 31, 1993. The decreases resulted from real estate loan sales in 1994. Loans and leases outstanding at June 30, 1994 decreased 4.8% to $436.6 million from $457.7 million at December 31, 1993.

NET INTEREST INCOME

     Net interest income increased $1.0 million to $10.0 million from the same period the prior year. As shown on Table 1, the net yield on interest-earning assets increased to 4.04% from 3.58% as higher yielding warehoused real estate loans held in the portfolio were funded by interest-bearing liabilities that were sensitive to short term interest rate movements. As shown on Table 2, rates caused a positive variance of $1.0 million. In comparison to prior year-end and the prior quarter, average commercial balances have increased due to strengthening originations in the cooperative loan market.

     Interest income remained flat at $19.5 million for the six months ended June 30, 1994. In general, average rates on interest-earning assets increased to 7.92% in the 1994 period from 7.77% in the 1993 period due to increasing rates on new real estate originations and existing variable rate real estate loans. Increasing average rates accounted for a $.5 million positive variance. Average rates on the commercial loan portfolio dropped 11 basis points as interest sensitive assets in the commercial portfolio reacted to declining short term market rates. Real estate rates increased by 49 basis points as existing portfolio loans repriced at higher rates that occurred during the latter quarters in 1993 and the first quarter in 1994.

     Interest expense decreased $ 1.0 million to $9.5 million for the six months ended June 30, 1994 due to the maturity of $10 million in intermediate term debt in the third quarter of 1993 and the repricing of a $36.9 tranche of the US Class A notes during October 1993 at the prevailing US 3 year Treasury rate. Average rates on interest bearing liabilities decreased to 4.93% from 5.21%.

Table 1
Rate Related Assets and Liabilities
( in thousands )
                                                           Six months ended June 30,
                                 -----------------------------------------------------------------------
                                                 1994                             1993
                                 ---------------------------------       -------------------------------
ASSETS                           Average    Income/        Yields/       Average      Income/    Yields/
                                 Balance    Expense        Rates         Balance      Expense    Rates
                                 -------    -------        ------

Interest-earning assets

 Real estate loans               $214,517    $ 9,625          8.97%      $242,399      $10,277      8.48%
 Commercial loans & leases        224,163      8,574          7.65%       204,076        7,923      7.76%
                                 --------     ------                     --------      - ------
   Total loans and leases         438,680     18,199          8.30%       446,475       18,200      8.15%
 Trading,investment securities
  and cash equivalents             53,373      1,299          4.87%        56,254        1,327      4.72%
                                  -------     ------                     --------       ------
  Total interest-earning assets   492,053     19,498          7.92%       502,729       19,527      7.77%
                                  -------     ------                      -------       ------
Allowance for loan loss           (12,776)                                (10,727)

Non-interest earning assets

  Cash                              5,115                                   4,027
  Other assets                     32,951                                  28,460
    Total non-interest earning     ------                                  ------
     assets                        38,066                                  32,487
                                 --------                                  ------
 Total assets                    $517,343                                $524,489
                                 ========                                ========
LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
 Subordinated Class A notes       $182,971     4,386         4.79%       $183,151        4,997      5.46%
 Notes payable                     148,932     4,244         5.70%        169,121        4,567      5.40%
 Deposits                           54,780       905         3.30%         52,336          975      3.73%
                                   -------     -----                      -------        -----
Total interest-bearing liabilities 386,683     9,535         4.93%        404,608       10,539      5.21%
                                   -------     -----                      -------       ------
Other liabilities                   19,316                                 14,261
Members' equity                    111,344                                105,620
    Total liabilities & members'   -------                                -------
     equity                       $517,343                               $524,489
                                  ========                               ========
Net interest revenue                         $ 9,963                                   $ 8,988
Net interest spread                                          2.99%                                  2.56%
Net yield on interest-earning assets                         4.04%                                  3.58%

Table 1A
Rate Related Assets and Liabilities
( in thousands )

                                                    Three months ended June 30,
                                 -------------------------------------------------------------------------
                                                 1994                             1993
                                 -----------------------------------      -------------------------------
ASSETS                            Average     Income/        Yields/      Average      Income/    Yields/
                                  Balance     Expense        Rates        Balance      Expense    Rates
                                  -------     -------        -------      -------      -------    -------

Interest-earning assets
  Real estate loans              $197,449     $ 4,502         9.12%      $227,390      $ 4,883      8.59%
  Commercial loans & leases       224,522       4,472         7.97%       204,337        3,895      7.62%
                                  -------       -----                     -------        -----
   Total loans and leases         421,971       8,974         8.51%       431,727        8,778      8.13%
  Trading, investment securities
   and cash equivalents            59,625         710         4.76%        58,673          691      4.71%
                                  -------       -----                     -------        -----
    Total interest-earning assets 481,596       9,684         8.04%       490,400        9,469      7.72%
                                   -------      -----                     -------        -----
Allowance for loan loss            (12,959)                               (10,809)

Non-interest earning assets

  Cash                               5,334                                  3,614
  Other assets                      33,042                                 30,683
    Total non-interest earning      ------                                 ------
     assets                         38,376                                 34,297
                                    ------                                 ------
  Total assets                    $507,013                               $513,888
                                  ========                               ========
LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
  Subordinated Class A notes      $182,963     2,173        4.75%        $183,045        2,460      5.38%
  Notes payable                    141,857     2,168        6.12%         158,312        2,089      5.28%
  Deposits                          54,608       473        3.46%          52,760          498      3.78%
                                   -------     -----                      -------        ------
Total interest-bearing liabilities 379,428     4,814        5.08%         394,117        5,047      5.12%
                                   ------      -----                      -------        ------
Other liabilities                   15,438                                 13,521
Members' equity                    112,147                                106,250
    Total liabilities & members' ---------                                -------
     equity                       $507,013                               $513,888
                                 =========                               ========
Net interest revenue                         $ 4,870                                    $ 4,422
Net interest spread                                          2.96%                                  2.60%
Net yield on interest-earning assets                         4.04%                                  3.61%

Table 2
Changes in Net Interest Income
( in thousands )
                     For the six months ended June 30, 1994 compared to June 30,1993
                         Increase ( decrease ) due to changes in:


                                            Average           Average
                                            Volume            Yield             Net
                                            -------           -------           ------
Interest Income
Cash equivalents and investment securities  $   (69)          $     42          $   (27)
Commercial loans and leases                     770               (119)             651
Real estate loans                            (1,228)               575             (653)
                                             -------          --------          --------
Total interest income                          (527)               498              (29)
                                             -------          --------          --------
Interest expense

Deposits                                         44               (114)             (70)
Notes payable                                  (589)               266             (323)
Subordinated Class A notes                       (5)              (606)            (611)
                                               -----              -----          -------
Total interest expense                         (550)              (454)          (1,004)
                                            --------          ---------          -------
Net interest income                         $    23           $    952          $   975
                                            ========          =========         ========

Table 2A
Changes in Net Interest Income
( in thousands )
                     For the three months ended June 30, 1994 compared to June 30,1993
                         Increase ( decrease ) due to changes in:

                                            Average          Average
	                                           Volume           Yield                Net
                                            -------          -------              --------
Interest Income
Cash equivalents and investment securities   $    9          $     9              $  18
Commercial loans and leases                     357              250                607
Real estate loans                              (722)             312               (410)
                                               -----         -------               -----
Total interest income                          (356)             571                215
                                               =====         =======               =====
Interest expense

Deposits                                         20              (44)               (24)
Notes payable                                  (928)           1,007                 79
Subordinated Class A notes                       (1)            (287)              (288)
                                               -----            ----              -------
Total interest expense                         (909)             676               (233)
                                              ------            -----             -------
Net interest income                          $  553          $  (105)             $ 448
                                             =======         ========             =======


NON-INTEREST INCOME

     Non-interest income increased 20% to $5.4 million for the six months ended June 30,1994 from $4.5 million for the six months ended June 30, 1993. Gains from the sales of loans resulted in an increase of $.8 million from the prior year. Servicing fee income and excess servicing fees receivable accounted for the remaining increase in non-interest income.

     For the three month period ended June 30, non-interest income declined by $.9 million from $2.4 million at June 30, 1993 to $1.5 million for the same period in the current year. The majority of the decline was related to the timing of large real estate loan sales during the second quarter of 1993.

NON-INTEREST EXPENSES

     Non-interest expenses for the six months ended June 30, 1994, increased 3.6% to $8.6 million from $8.3 million for the six months ended June 30, 1993. Non-interest expenses as a percentage of average assets increased to 3.3% for six months ended June 30, 1994 from 2.8% for the six months ended June 30, 1993 due to an increase in salary and benefit expenses during the first quarter of 1994 which was offset with no contribution to NCBDC.

     Salaries and benefits expenses increased due to the accrual of employee and senior management incentive bonuses.

     For the three month period ended June 30, non-interest expenses declined by $.1 million to $4.2 million at June 30, 1994 from $4.3 million at June 30, 1993. The decrease is attributable to NCB's discontinuance of its contribution to NCBDC for 1994.

PROVISION FOR INCOME TAXES

     The provision for income taxes is driven by taxes due on non- member income earned by NCB and by state and local income taxes owed by NCB's subsidiaries. The federal income tax provision for the six months ended
June 30 increased by $270 thousand from the prior year reflecting additional non-member income generated by NCB Mortgage Corporation and NCB Savings Bank.

LOANS AND LEASE PORTFOLIO

Consolidated Loans and Leases Outstanding (millions)
                                                         %
                         6/30/94        12/31/93       Change
                        --------        --------       ------
     Commercial          $224.2          $223.7           .1%
     Real estate          206.3           227.2         -9.2
     Leases                 6.1             6.8        -10.3
                         ------          ------
          Total:         $436.6          $457.7        - 4.6%
                         ======          ======
      Total loans and leases outstanding at June 30, 1994, were $436.6
million, down 4.6% from $457.7 million at December 31, 1993.   Real estate loans
decreased by $20.9 million or 9.8% from year-end due to $88.9 million loan sales during the first half of 1994. Commercial loans and leases increased slightly due to originations on commercial accounts.


CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities decreased 3.9% to $58.7 million at June 30, 1994 from $61.1 million at year- end 1993. NCB used
$27.9 million of funds generated from operating activities to repay a $25 million intermediate term debt obligation during the second quarter of 1994. As a percentage of earning assets, cash, cash equivalents, and investment securities increased slightly to 11.9% from 11.2% at December 31, 1993.


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 1994 increased 5.7% to $13.0 million from $12.3 million at December 31, 1993. The allowance was impacted primarily by the $.5 million loan loss provision taken during the first six months of the year. The provision for loan losses decreased to $.5 million for the six months ended June 30, 1994 from $.6 million for the six months ended June 30, 1993. NCB's provision for loan losses as a percentage of average loans and leases outstanding has remained flat at .2%.

     The allowance as a percentage of loans outstanding at June 30, 1994 increased from 2.69% at June 30, 1993 and December 31, 1993, respectively to 2.97% at June 30, 1994. The increase is primarily due to declining real estate assets as compared to the prior year and year end 1993.


     As shown in Table 3, total nonperforming assets (renegotiated and non-accruing loans, REO, and in-substance foreclosures) increased slightly to $3.5 million at June 30, 1994 from December 31, 1993. Nonperforming assets as a percentage of loans and leases outstanding plus REO and in-substance foreclosures increased slightly to .8% at June 30, 1994 from .7% at December
31, 1993. The allowance for loan loss as a percentage of nonperforming loans has increased to 386% at June 30, 1994 from 384% at December 31, 1993.

Table 3
Nonperforming assets
( in thousands )






                                    June 30,      Mar. 31,          Dec. 31,      Sept. 30,     June 30,
                                     1994           1994              1993          1993          1993
                                    -------       --------          --------      ---------     --------
Nonaccrual loans
Commercial                          $  341        $     20         $     10       $    17       $    431
Real estate- construction                0               0                0             0              0
Real estate- commercial                  0               0                0             0              0
Real estate- residential               839             855              876         1,592          1,574
                                     -----             ---              ---         ------         ------
  Total nonaccrual loans             1,180             875              886         1,609          2,005
                                     -----             ---             ----         -----          ------
Restructured loans                   2,194           2,273            2,283         2,309          2,339
                                     -----           -----            -----         -----          ------
  Total nonperforming loans          3,374           3,148            3,169         3,918          4,344

Real estate acquired through
foreclosure and in-substance
foreclosure                            170             171              172           217            341
                                   -------          ------          -------       -------        -------
Total nonperforming assets         $ 3,544          $3,319          $ 3,341       $ 4,315        $ 4,685
                                   =======          ======          =======       =======        =======

Non-performing assets/Loans
plus REO and in-substance
foreclosure                            .8%            .8%              .7%           1.1%           1.0%
Allowance/ non performing loans       385%           416%             384%           298%           235%



INTEREST-BEARING LIABILITIES



     Interest-Bearing Liabilities                          %
       (millions)                  06/30/94  12/31/93    Change
                                   --------  --------   -------
          Class A notes            $182.96    $182.99     -0.8%
          Short-term                 35.04     31.54      11.0
          Deposits                   62.20     66.93      -7.1
          Non-current term debt      75.33      75.35     -0.1
          Current term debt          30.00      55.00    -45.5
          Other borrowings            1.69       2.04    -17.2
                                   -------    -------
               Totals              $387.22    $413.85     -6.4%
                                   =======    =======

     Interest-bearing liabilities decreased by $26.6 million to $387.2 million at June 30, 1994. As noted earlier, NCB retired $25 million of intermediate term debt in April 1994. NCB increased usage of its short term lines of credit to support existing asset balances. Unused capacity under the line of credit
( $145 million ) is sufficient to meet anticipated commitments. The decrease in deposits is due to large demand deposits that occurred at year-end 1993 that were subsequently liquidated in the first quarter of 1994,


Part II

Item 4    Submission of Matters to a Vote of Security- Holders

     NCB held its annual meeting on April 21, 1994. Shareholders elected the following persons to terms as directors:

          Leo Barlow
          Mary Ann Rothman

     The following terms of office of the directors continued after the meeting:

          Richard G. Biernacki
          Harry J. Bowie
          Jerry W. Davis
          Edward J. Dirkswager, Jr.
          Jeremiah J. Foley
          Thomas D. Henrion
          Terry Lewis
          Gordon E. Lindquist
          Wally Smith
          Frank B. Sollars
          John K. Stewart
          Robert L. Thompson


                                        Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL CONSUMER COOPERATIVE BANK

Date: August 15, 1994

                     By:    /s/ Richard L. Reed
                          (Richard L. Reed,
                           Chief Financial Officer)


                            /s/ Marietta J. Orcino
                          (Marietta J. Orcino, Controller/Principal
                           Accounting Officer)