Form 10-Q
period 1994-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1994-11-14
CIK 356801

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended September 30, 1994  Commission file number 2-99779









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

Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at September 30, 1994
                                        ---------------------------------

              Class C                              205,739
(Common stock, $100.00 par value)

              Class B                              595,462
(Common stock, $100.00 par value)

              Class D                                    3
(Common stock, $100.00 par value)



                      National Consumer Cooperative Bank
                 (doing business as National Cooperative Bank)
                                and Subsidiaries


                                     INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets-
          September 30, 1994 and December 31, 1993 ...........     3

          Consolidated statements of income -
          for the three and nine months ended September 30, 1994
          and 1993............................................     4

          Consolidated statements of cash
          flows - for the nine months ended September 30,
          1994 and 1993.......................................   5-6

          Condensed notes to the consolidated financial
          statements - September 30, 1994....................    7-9

Item 2    Management's discussion and analysis of
          financial condition and results of operations -
          for the three and nine months ended September 30,
          1994 and 1993....................................... 10-18


PART II OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K  ..................... 19


                           NATIONAL COOPERATIVE BANK
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1994 and December 31, 1993


Assets                                           1994          1993
                                            ------------   -----------
Cash and cash equivalents                   $ 15,185,929   $ 22,938,795
Restricted cash                                8,348,703      8,361,519
Investment securities
  Available-for sale                          27,110,293     26,406,171
 Held-to-maturity                              2,419,005      3,380,698

Loans and lease financing                    418,815,699    417,438,593
Loans held for sale                           29,772,217     40,274,829
  Less: Allowance for loan losses            (13,281,380)   (12,309,359)
                                             ------------  ------------
                                             435,306,536    445,404,063

Excess servicing fees receivable              15,933,724     18,124,471
Premises and equipment,net                     2,121,937      2,028,044
Other assets                                   9,629,516      9,123,215
                                             -----------   ------------
    Total assets                            $516,055,643   $535,766,976
                                            ============   ============
Liabilities and Members' Equity

Liabilities

Deposits                                    $ 58,157,496   $ 66,931,434
Patronage dividends payable in cash            3,005,904      3,147,860
Other liabilities                             12,606,767      8,722,495
Borrowings
  Short-term                                  39,033,147     31,541,577
  Long-term                                  105,263,640    130,354,889
  Other                                        1,513,391      2,040,406
                                             -----------    -----------
                                             145,810,178    163,936,872
 Subordinated Class A notes                  182,939,554    182,989,162
                                             -----------   ------------
 Total borrowings                            328,749,732    346,926,034
                                             -----------   ------------
    Total liabilities                        402,519,899    425,727,823
                                             -----------   ------------
Members' Equity

Common stock
  Class B                                     59,546,218     59,671,095
 Class C                                      20,573,933     20,573,753
 Class D                                             300            300
Retained earnings
 Allocated                                    16,434,740     12,844,968
 Unallocated                                  18,010,891     16,949,037
 Unrealized loss on investment
        securities available for sale         (1,030,338)
                                            -------------   -----------
    Total members' equity                    113,535,744    110,039,153
                                            -------------   -----------
    Total liabilities and members' equity   $516,055,643   $535,766,976
                                            =============  ============

                           NATIONAL COOPERATIVE BANK
                         CONSOLIDATED STATEMENTS OF INCOME


                      Nine Months Ended September 30,Three Months Ended September 30,
                              1994            1993           1994          1993
                            ----------   ----------   ------------  -----------

Interest income
 Loans and lease financing  $28,043,817  $27,548,186   $ 9,844,917  $ 9,347,860
 Investment securities        2,026,151    2,045,921       726,705      718,817
                            -----------   ----------   -----------  -----------
   Total interest income     30,069,968   29,594,107    10,571,622   10,066,677
                            -----------   ----------   -----------  -----------
Interest expense
 Deposits                     1,460,594    1,479,741       555,550      504,807
 Short-term borrowings        1,424,661    1,158,469       560,720      621,826
 Long-term debt,other
   borrowings and subordinated
   Class A notes             11,703,220   13,055,083     3,937,623    4,028,011
                             ----------   ----------     ---------    ---------
   Total interest expense    14,588,475   15,693,293     5,053,893    5,154,644
                             ----------   ----------     ---------    ---------
   Net interest income       15,481,493   13,900,814     5,517,729    4,912,033

Provision for loan losses       820,800    1,078,549       280,600      464,021
                             ----------   ----------     ---------    ---------
   Net interest income after
    provision for loan
    losses                   14,660,693   12,822,265     5,237,129    4,448,012
                             ----------   ----------     ---------    ---------
Non-interest income
 Gain on sale of loans        3,421,954    6,173,502       222,957    3,769,418
 Loan and deposit servicing
    fees                      1,125,283      973,631       371,604      359,292
 Other                        2,381,759    2,170,687       920,827      697,772
                              ---------    ---------     ---------    ----------
   Total non-interest income  6,928,996    9,317,820     1,515,388    4,826,482

Non-interest expenses
 Compensation and employee
    benefits                  7,004,789    5,802,644     2,436,479    2,064,319
 Contractual services         2,347,425    2,876,200       805,013    1,428,889
 Occupancy and equipment      2,078,618    1,987,175       708,664      696,576
 Contribution to NCB
   Development Corporation                 1,715,378                    812,605
 Other                        1,691,784    1,405,108       621,453      459,004
                              ---------    ---------     ---------    ---------
   Total non-interest
    expenses                 13,122,616   13,789,505     4,571,609    5,461,393
                             ----------   ----------     ---------    ---------
Income before income taxes    8,467,073    8,350,580     2,180,908    3,813,101

Provisions for income taxes     844,677      912,174       163,358      499,654
                            -----------  -----------   -----------  -----------
   Net income               $ 7,622,396  $ 7,438,406   $ 2,017,550  $ 3,313,447
                            ===========  ===========   ===========  ===========
Distribution of net income
 Patronage dividends        $ 6,679,786  $ 7,374,930   $ 1,349,306  $ 2,974,128
 Retained earnings              942,610       63,476       668,244      339,319
                            -----------  -----------   -----------  -----------
                            $ 7,622,396  $ 7,438,406   $ 2,017,550  $ 3,313,447
                            ===========  ===========   ===========  ===========

                             NATIONAL COOPERATIVE BANK
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 1994 and 1993

                                                         1994               1993
                                                    ------------       ------------
Cash flows from operating activities
  Interest received                                 $ 33,570,323       $ 29,293,129
  Commitment charges and other fees received           6,946,103          4,427,346
  Proceeds from sales of loans held for sale         111,722,791        188,458,734
  Loans originated for sale                         (103,299,742)      (148,618,123)
  Loss on hedges of loans held for sale                  272,172            159,284
  (Increase) decrease in investment securities,
       net                                               (67,090)         1,979,602
  Interest paid                                      (14,696,541)       (11,728,087)
  Transfer from(to) restricted cash                       12,816        (1,844,978)
  Cash paid to suppliers and employees               (14,422,771)       (19,816,291)
                                                     ------------       ------------
  Net cash provided by operating activities           20,038,061         42,310,616
                                                     ------------       ------------
Cash flows from investing activities
  Proceeds from sales of investments
      available for sale                              14,100,000
  Purchase of investments available for sale         (18,440,825)
  Proceeds from maturities of investments
      available for sale                               3,529,304
  Proceeds from sales of portfolio loans               4,515,296         23,114,212     Net decrease in loans and lease financing
  Capital expenditures                                  (504,374)          (162,087)
                                                      -----------        -----------
  Net cash provided by investing activities            2,348,438          8,346,831
                                                      -----------        -----------
Cash flows from financing activities
  Net (decrease) increase in deposits                 (8,769,953)         5,011,185
  Net increase (decrease)in short-term borrowings      7,491,570        (26,007,602)
  Repayment on long-term debt                        (25,000,000)       (17,000,000)
  Repayment on other borrowings                         (527,015)          (493 675)
  Redemption of common stock                            (186,107)           (85,512)    Repayment on subordinated Class A notes
  Patronage dividends paid                             (3,147,860)        (2,970,925)
                                                      ------------       ------------
  Net cash used in financing activities               (30,139,365)       (41,861,151)
                                                      ------------       ------------
(Decrease) increase in cash and cash equivalents       (7,752,866)        (8,796,296)

Cash and cash equivalents, beginning of year           22,938,795         23,888,148
                                                      ------------       ------------
Cash and cash equivalents, end of period             $ 15,185,929       $ 32,684,444
                                                      ============      =============







NATIONAL COOPERATIVE BANK
Reconciliation of Net Income to Net Cash
Provided by Operating Activities
For the Nine Months Ended September 30, 1994 and 1993



                                                     1994            1993
                                                 -----------     -----------
Net income                                       $ 7,622,396     $ 7,438,406

Adjustments to reconcile net income to net
  cash provided by operating activities
    Decrease (increase) in restricted
      cash account                                    12,816      (1,844,978)
    (Increase) decrease in accrued
      interest receivable                           (170,015)        555,224
    Net investment security account activity         (67,090)      1,979,602
    Decrease in loans held for sale                8,423,049      39,840,611
    Increase in other assets,net of
      real estate owned                             (358,107)     (5,771,118)
    (Decrease) increase in accounts payable
      and other accrued expenses                    (616,331)        642,393
    Decrease in accrued interest payable           4,500,602       4,076,344
    Provision for loan losses                        820,800       1,078,549
    Depreciation and amortization, net             2,144,539       2,739,085
    Gain on sale of assets, net                   (1,821,940)     (7,974,794)
    Increase on hedges of loans
      held for sale                                  272,172         159,284
    Other, net                                      (724,830)       (607,992)
                                                 ------------    ------------
Net cash provided by operating activities        $20,038,061     $42,310,616
                                                 ============    ============












                        NATIONAL COOPERATIVE BANK

                   Condensed Notes to the Consolidated
                           Financial Statements
                            September 30, 1994
                                (Unaudited)

                  The accompanying financial statements have been prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments ) which were, in the opinion of NCB, necessary to a fair statement of the results of the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in NCB's most current annual report.

1.   Cash, Cash Equivalents and Investment Securities

     As of September 30, 1994, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 1,339 days with interest rates in those portfolios varying from 4.4% to 9.6%.



                           Cash and Cash                 Investments                      Investments
                             Equivalents              Available for Sale               held to maturity
                           --------------             ------------------              ------------------
Cash                        $  5,560,929

Corporate bonds                                        $12,424,540

Federal funds                  6,100,000

Eurodollar certificates and
repurchase agreements          3,525,000                                               2,419,005

US Treasury and agency
obligations                                             14,685,753
                            ------------              ------------                   -----------
                            $ 15,185,929              $ 27,110,293                   $ 2,419,005
                            ============              ============                   ===========


      At September 30, 1994, the investments in the available for sale portfolio were recorded at aggregate market value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans and will become available to NCB as the principal balance of the respective loan decreases. The loans sold have orginal maturities of ten to fifteen years.


2.    Loans, Lease Financing and Non-performing Assets

      Loans and leases outstanding by category at September 30, 1994 were:



       Commercial loans                    $219,308,033

       Lease financing                        8,776,312

       Real estate loans:

          Residential                       209,209,279

          Construction                          863,499

          Commercial                         10,430,793
                                            -----------
                                           $448,587,916
                                           ============


     At September 30, 1994 and December 31, 1993 real estate loans held for sale were $29.8 million and $40.3 million, respectively. The loans portfolio includes loans which were not currently accruing any interest. The total outstanding principal of these loans at September 30, 1994 and the effect on income for the nine months ended September 30, 1994 are shown below:


           Principal outstanding                   $1,487,973
                                                   ==========
           Gross amount of income which
              would have been recorded
              under original terms                 $  103,903

           Less interest received                      15,803
                                                   ----------
           Interest not recorded                   $   88,100
                                                   ==========

     The loan portfolio includes loans that are renegotiated with a reduced interest rate or with an extension of payment of interest and principal. The total outstanding principal of these loans at September 30, 1994 and the effect on income for the nine months ended September 30, 1994 are shown below:


           Principal outstanding                  $2,193,729
                                                  ==========
           Gross amount of income which
             would have been recorded
             under original terms                 $  217,162

            Less interest received                   103,264
                                                  ----------

            Interest not recorded                 $  113,898
                                                  ==========


3.  Allowance for Loan Losses

    The following is a transaction summary of the allowance for loan losses during the nine months ended September 30, 1994:

                     Balance at December 31, 1993           $12,309,359
                     Provision for loan losses                  820,800
                     Charge-offs                               (  4,941)
                     Recoveries of loans previously
                       charged off                              156,162
                                                            -----------
                     Balance at September 30, 1994          $13,281,380
                                                            ===========
    The allowance for loan losses as a percentage of loans outstanding at September 30, 1994 was 3.0%.

                         NATIONAL COOPERATIVE BANK
                    MANAGEMENT DISCUSSION AND ANALYSIS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


SUMMARY

     NCB's net income for the nine months ended September 30, 1994 was $7.6 million. This was a 2.7% or $.2 million increase over the nine months ended September 30, 1993. The increase was due primarily to increases in net interest income during the nine months period. For the three month period, net income declined to $2.0 million from $3.3 million due primarily to a decline in non-interest income.

      Total assets decreased by $19.7 million or 3.7% to $516.1 million at September 30, 1994 from $535.8 million at December 31, 1993 due to decreases in the real estate loans held for sale and decreases in cash and cash equivalents during the nine months period in 1994. Loans and leases outstanding at September 30, 1994 decreased 2.0% to $448.6 million from $457.7 million at December 31, 1993.

NET INTEREST INCOME

      Net interest income for the nine months period increased $1.6 million to $15.5 million from the same period the prior year. As shown on Table 1, the net yield on interest-earning assets increased to 4.18% from 3.67% as higher-yielding warehoused real estate loans held in the portfolio were funded by interest-bearing liabilities that were sensitive to short term interest rate movements. As shown on Table 2, rates caused a positive variance of $1.3 million. In comparison to prior year-end and the prior quarter, average commercial balances have increased due to strengthening originations in the cooperative loan market.

      Interest income increased slightly to $30.1 million for the nine months ended September 30, 1994 from $29.6 million for the same period in the prior year. In general, average rates on interest-earning assets increased to 8.12% in the 1994 period from 7.82% in the 1993 period due to increasing rates on new real estate originations and the repricing of variable rate commercial and real estate loans. Increasing average rates accounted for a $1.0 million positive variance. Average rates on the commercial loan portfolio increased 17 basis points as interest sensitive assets in the commercial portfolio reacted to increases in the prime and other short term rates. Real estate rates increased by 24 basis points as real estate loan originations were made at higher interest rates.

      Interest expense decreased $1.1 million to $14.6 million for the nine months ended September 30, 1994 due to the maturity of $10 million in intermediate term debt in the third quarter of 1993 and the repricing of a $36.9 million tranche of the Class A notes during October 1993 at the prevailing 3 year US Treasury rate.
Average rates on interest-bearing liabilities decreased to 4.98% from 5.14%.


Table 1
Rate Related Assets and Liabilities
( in thousands )

                                 Nine months ended  September 30,
                                 --------------------------------
                                         1994                                1993
                            ------------------------------       -----------------------------
ASSETS                      Average     Income/    Yields/        Average   Income/     Yields/
                            Balance     Expense    Rates          Balance   Expense     Rates
                            -------     -------    ------         -------   -------     ------
Interest-earning assets
  Real estate loans        $217,079     $14,664     9.01%        $234,628   $15,424       8.77%
  Commercial loans & leases 224,718      13,380     7.94%         208,066    12,124       7.77%
                            -------      ------                   -------    ------
    Total loans & leases    441,797      28,044     8.46%         442,694    27,548       8.30%
  Trading,  investment
    securities and cash
    equivalents              52,160       2,026     5.18%          62,086     2,046       4.39%
                            -------      ------                   -------    ------
    Total interest-earning
     assets                 493,957      30,070     8.12%         504,780    29,594       7.82%
                            ------       ------                   -------    ------
Allowance for loan loss     (12,897)                              (10,955)

Non-interest earning assets

  Cash                        6,204                                 3,816
  Other assets               29,506                                30,828
   Total non-interest        ------                                ------
    earning assets           35,710                                34,614
                             ------                                ------
Total assets               $516,770                              $528,469
                           ========                              ========

LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
  Subordinated Class A
    notes                  $182,970        6,579   4.79%         $183,097     7,161       5.21%
  Notes payable             151,663        6,549   5.76%          170,928     7,052       5.50%
  Deposits                   55,700        1,460   3.50%           53,466     1,480       3.69%
                            -------        -----                  -------     -----
    Total interest-bearing
     liabilities            390,333       14,588   4.98%          407,491    15,693       5.14%
                            -------       ------                  -------    ------
Other liabilities            14,492                                14,594
Members' equity             111,945                               106,384
    Total liabilities &    --------                              --------
     members' equity       $516,770                              $528,469
                           ========                              ========
Net interest revenue         $15,482                                        $13,901
Net interest spread                                3.13%                                  2.68%
Net yield on interest-earning assets               4.18%                                  3.67%

Table 1A
Rate Related Assets and Liabilities
( in thousands )

                                          Three months ended September 30,
                             ------------------------------------------------------------------
                                        1994                               1993
                             -----------------------------       ------------------------------
ASSETS                       Average    Income/    Yields/       Average   Income/      Yields/
                             Balance    Expense    Rates         Balance   Expense      Rates
                             -------    -------    -------       -------   -------      -------
Interest-earning assets
  Real estate loans         $215,625    $ 5,060     9.12%       $222,792   $ 5,147        9.24%
  Commercial loans & leases  227,090      4,784     8.43%        217,405     4,201        7.73%
                             -------      -----                  -------     -----
                             442,715      9,844     8.90%        440,197     9,348        8.49%
  Trading,  investment
   securities and cash
     equivalents              49,761        727     5.84%         69,379       719        4.15%
                             -------      -----                  -------     -----
    Total interest-earning
      assets                 492,476     10,571     8.59%        509,576    10,067        7.90%
                             -------     ------                  -------    ------
Allowance for loan loss      (13,133)                            (11,370)

Non-interest earning assets

  Cash                         7,432                               3,689
  Other assets                27,800                              35,465
   Total non-interest        -------                              ------
    earning assets            35,232                              39,154
                            --------                            --------
  Total assets              $514,575                            $537,360
                            ========                            ========

LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
  Subordinated Class A
    notes                   $182,964     2,192     4.79%       $182,968      2,164        4.73%
  Notes payable              141,857     2,306     6.31%        176,299      2,486        5.64%
  Deposits                    54,608       556     3.77%         55,350        505        3.65%
                             -------     -----                  -------      -----
    Total interest-bearing
     liabilities             379,429     5,054     5.21%        414,617      5,155        4.97%
                             -------     -----                  -------      -----
  Other liabilities           22,051                             14,924
  Members' equity            113,096                            107,819
    Total liabilities &      -------                            -------
     members' equity        $514,575                           $537,360
                            ========                           ========
Net interest revenue                    $ 5,517                            $ 4,913
Net interest spread                                3.38%                                  2.93%
Net yield on interest-earning assets               4.48%                                  3.86%


Table 2
Changes in Net Interest Income
( in thousands )

                             For the nine months ended September 30, 1994 compared to September 30,1993
                            ---------------------------------------------------------------------------
                                               Increase ( decrease ) due to changes in:
                                               -----------------------------------------
                                                  Average             Average
                                                  Volume              Yield        Net
                                                  -------             -------      ----
Interest Income

Cash equivalents and investment securities        $  (355)             $ 335        $ ( 20)
Commercial loans and leases                           987                269         1,256
Real estate loans                                  (1,177)               416          (761)
                                                   -------             -----         ------
Total interest income                              (  545)             1,070           475
                                                   -------             -----         ------
Interest expense

Deposits                                               60               ( 80)        (   20)
Notes payable                                      (  903)               400         (  503)
Subordinated Class A notes                         (    5)              (578)        (  583)
                                                   -------              -----        -------
Total interest expense                             (  848)              (258)        (1,106)
                                                   -------            -------        -------
Net interest income                               $   303             $1,278        $ 1,581
                                                  ========            ========      ========

Table 2A
Changes in Net Interest Income
( in thousands )

                         For the three months ended September 30, 1994 compared to September 30,1993
                         ---------------------------------------------------------------------------
                                               Increase ( decrease ) due to changes in:
                                              ------------------------------------------

                                                 Average              Average
                                                 Volume               Yield        Net
                                                 -------              -------      ----
Interest Income

Cash equivalents and investment securities       $( 237)              $  245       $   8
Commercial loans and leases                         193                  391         584
Real estate loans                                 ( 167)                  80         (87)
                                                  ------                 ---         ----
Total interest income                             ( 211)                 716         505
                                                  ------                 ---         ----
Interest expense

Deposits                                             34                   17          51
Notes payable                                     ( 468)                 288        (180)
Subordinated Class A notes                           (1)                  28          27
                                                  ------                ----        ----
Total interest expense                            ( 435)                 333        (102)
                                                  ------                ----        -----
Net interest income                              $  224                $ 383       $ 607
                                                 =======               =====       ======

NON-INTEREST INCOME

   Non-interest income decreased 25.8% to $6.9 million for the nine months ended September 30,1994 from $9.3 million for the nine months ended September 30, 1993. Gains from the sales of loans, net of hedging gains and losses, decreased to $3.4 million from $6.2 million in 1993 on loan sales of $116.2 million and $214.1 million, respectively. Servicing fee income and excess servicing income increased to $2.5 million for the nine months ended September 30, 1994 from $1.6 million for the nine months ended September 30, 1993.

   For the three month period ended September 30, non-interest income declined by $3.3 million from $4.8 million at September 30, 1994 to $1.5 million for the same period in the prior year. The majority of the decline was related to the timing of $78.3 million real estate loan sales during the third quarter of 1993.

NON-INTEREST EXPENSES

    Non-interest expenses for the nine months ended September 30, 1994, decreased 5.1% to $13.1 million from $13.8 million for the
nine months ended September 30, 1993.   Non-interest expenses as
a percentage of average assets increased to 3.4% at September 30, 1994 from 2.9% at September 30, 1993 due to an increase in salary and benefit expenses during the first quarter of 1994.

     Salaries and benefits expenses increased due to the accrual of employee and senior management incentive bonuses.

     For the three month period ended September 30, non-interest expenses declined by $.9 million to $4.6 million at September 30, 1994 from $5.5 million at September 30, 1993. The decrease is attributable to the lack of a contribution to NCBDC during this period.

PROVISION FOR INCOME TAXES

     The provision for income taxes is driven by taxes due on non-member income earned by NCB and by state and local income taxes owed by NCB's subsidiaries. The federal income tax provision for the nine months ended September 30 decreased by $68 thousand from the prior year due to decreases in non-member income generated by NCB Mortgage Corporation and NCB Savings Bank.

LOANS AND LEASE PORTFOLIO

Consolidated Loans and Leases Outstanding (millions)

                                                            %
                               9/30/94     12/31/93       Change

   Commercial                   $219.3       $223.7        -2.0
   Real estate                   220.5        227.2        -3.0
   Leases                          8.8          6.8        29.4
                                ------       ------
     Total:                     $448.6       $457.7        -2.0%
                                ======       ======

     Total loans and leases outstanding at September 30, 1994, were $448.6 million, down 2.0% from $457.7 million at December 31, 1993. Real estate loans decreased by $6.7 million or 3.0% from year-end due to loan sales during the three quarters of 1994. Commercial loans and leases increased slightly due to originations on commercial accounts.


CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities decreased 13.1% to $53.1 million at September 30, 1994 from $61.1 million at year-end 1993. NCB used $20.0 million of funds generated from operating activities to repay a $25 million intermediate term debt obligation during the second quarter of 1994 and to pay patronage dividends to NCB members. As a percentage of earning assets, cash, cash equivalents, and investment securities, increased slightly to 11.9% from 11.2% at December 31, 1993.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses at September 30, 1994 increased 8.1% to $13.3 million from $12.3 million at December 31, 1993. The allowance was impacted primarily by the $0.8 million loan loss provision taken during the first nine months of the year. The provision for loan losses decreased to $.8 million for the nine months ended September 30, 1994 from $1.1 million for the
nine months ended September 30, 1993.   NCB's provision for loan
losses as a percentage of average loans and leases outstanding has decreased from .3% at September 30, 1993 to .2% at September 30, 1994.

     The allowance as a percentage of loans outstanding increased from 2.69% at September 30, 1993 and December 31, 1993, respectively to 3.0% at September 30, 1994. This is due to the recordation of additional provisions for loan loss during 1994 in conjunction with declining loan portfolio balances.

      As shown in Table 3, total nonperforming assets ( renegotiated and non-accruing loans, REO, and in- substance foreclosures ) increased slightly to $3.8 million at September 30, 1994 from
$3.3 million at December 31, 1993. The increase was due to an additional commercial loan credit that was placed on non-accrual status and an increase in non-accrual single family real estate
loans.   Nonperforming assets as a percentage of loans and leases
outstanding plus REO and in-substance foreclosures increased slightly to .9% at September 30, 1994 from .7% at December 31,
1993. The allowance for loan loss as a percentage of nonperforming loans has decreased to 363% at September 30, 1994 from 384% from December 31, 1993.

Table 3
Nonperforming assets
( in thousands )

                        Sept. 30,     June 30,    March 31,    Dec. 31,   Sept. 30,
                          1994          1994       1994          1993        1993
                        ---------     --------    ---------    --------   ---------
Nonaccrual loans

Commercial                 $ 324        $ 341        $  20       $  10     $    17
Real estate-construction       0            0            0           0           0
Real estate- commercial        0            0            0           0           0
Real estate-residential    1,164          839          855         876       1,592
                           -----        -----         ----        ----       -----
  Total non-accrual loans  1,488        1,180          875         886       1,609

Restructured loans         2,168        2,194        2,273       2,283       2,309
                           -----        -----        -----       -----       -----
  Total nonperforming
    loans                  3,656        3,374        3,148       3,169       3,918

Real estate acquired
through foreclosure and
insubstance foreclosure      170										170										171									172									217
                          ------       ------       ------      ------      ------
Total nonperforming
   assets                 $3,826       $3,544       $3,319      $3,341      $4,315
                          ======       ======       ======      ======      ======

Nonperforming assets/Loans
plus REO and insubstance
foreclosure                  .9%          .8%          .8%         .7%        1.1%

Allowance/nonperforming
loans                       363%         385%         416%        384%        298%


INTEREST-BEARING LIABILITIES


Interest-Bearing Liabilities
  ( millions)

                            09/30/94         12/31/93       % Change
                            --------         --------       --------
Class A notes                $182.94          $182.99          -0.1%
Short-term                     39.03            31.54          23.7
Deposits                       58.16            66.93         -13.1
Non-current term debt          75.26            75.35          -0.1
Current term debt              30.00            55.00         -45.5
Other borrowings                1.51             2.04         -25.9
                            --------          -------
   Totals                    $386.90          $413.85         -6.5%
                             =======          =======

    Interest-bearing liabilities decreased by $27.0 million to $386.9 million at September 30, 1994. As noted earlier, NCB retired $25 million of intermediate term debt in April 1994. NCB increased usage of its short term lines of credit to support existing asset balances. Unused capacity under the line of credit ( $141 million ) is sufficient to meet anticipated commitments. The decrease in deposits is due to large demand deposits that occurred at year-end 1993 that were subsequently liquidated in the first quarter of 1994.


Part II

Item 6            Exhibits and Reports on Form 8-K

                  (a)  The following exhibits are filed as part of this report:

Exhibit No.                 Exhibit description

10.8                        First Amendment to Deferred
                            Compensation Agreement with
                            Jeremiah J. Foley

27                          Financial Data Schedule



                                       Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL CONSUMER COOPERATIVE BANK

Date: November 14, 1994

                                   By:    /s/ Richard L. Reed
                                        (Richard L. Reed,
                                         Chief Financial Officer)


                                         /s/ Marietta J. Orcino
                                         (Marietta J.Orcino,Controller/
                                               Principal Accounting Officer)





                             INDEX TO EXHIBITS


Exhibit No.                 Description                              Page

10.8                        First Amendment to Deferred
                            Compensation
                            Agreement with Jeremiah J. Foley           23


27                          Financial Data Schedule                    25


                                                               Exhhibit 10.8


                            FIRST AMENDMENT TO
                      DEFERRED COMPENSATION AGREEMENT

   This First Amendment to Deferred Compensation Agreement (the
"Amendment") confirms an agreement entered into on the 24th day of June, 1994, by and between the National Consumer Cooperative
Bank, a corporation chartered by Act of Congress of the United
States (the "Bank"), and Jeremiah J. Foley ("Mr. Foley"), for the purpose of amending that certain Deferred Compensation Agreement entered into by the Bank and Mr. Foley as of April 20, 1992.
   The Bank and Mr. Foley hereby agree that the Deferred
Compensation Agreement (the "Agreement"), a copy of which is attached as Exhibit A hereto, is hereby amended as provided in this Amendment and that, except as amended hereby, the Agreement remains in full force and effect as originally written.
    1. Paragraph 7 of the Agreement is amended by deleting it and substituting the following:
                       "The amount credited to Mr. Foley's Deferred
                       Compensation Account shall become payable in the manner hereinafter provided upon the termination of his relationship with the Bank because of death or retirement or because of disability; provided, however, that, with respect to deferred compensation credited to the Deferred Compensation Account after June
                       24, 1994, and Quarterly Credits thereon, such amounts credited to Mr. Foley's Compensation
                       Account shall become payable, in the amount hereinafter provided, upon Mr. Foley's 62nd birthday."
                  2. Paragraph 8 of the Agreement is amended by deleting the first sentence and substituting the following:

                       "The amount becoming payable shall be paid in a lump sum or in twenty substantially equal quarterly installments beginning on the first day of the calendar quarter following the previous quarter in which the event of maturity, as provided in paragraph 7, occurs; provided, however, that election of lump sum or installments shall be made no later than six months before the occurrence of such event of maturity."

                  In Witness Whereof, the Bank has caused this Agreement to be duly executed and Mr. Foley has duly executed this Agreement as of this 24th day of June, 1994.

                                           NATIONAL CONSUMER
COOPERATIVE BANK



                                           BY:
                                                _________________________
                                                Charles E. Snyder



                                           BY:
                                                _________________________
                                                Jeremiah J. Foley


                                                               Exhibit 27

                            Financial Data Schedule

                Appendix C to Item 601(c) of Regulation S-K
       Bank Holding Companies and Savings and Loan Holding Companies
                        Article 9 of Regulation S-X




Item Number             Item Description                    Amount


9-03(1)                 Cash and due from banks             8,035,929
9-03(2)                 Interest bearing deposits                   0
9-03(3)                 Federal funds sold-purchased
                         securities for resale              4,900,000
9-03(4)                 Trading account assets                      0
9-03(6)                 Investment and mortgage backed
                         securities held for sale          27,110,293
9-03(6)                 Investment and mortgage backed
                         securities held to maturity-
                         carrying value                     2,419,005
9-03(6)                 Investment and mortgage backed
                         securities held to maturity-
                         market value                       2,419,005
9-03(7)                 Loans                             448,587,916
9-03(7)(2)              Allowance for losses               13,281,380
9-03(11)                Total assets                      516,055,643
9-03(12)                Deposits                           58,157,496
9-03(13)                Short term borrowings              39,033,147
9-03(15)                Other liabilities                   1,513,391


9-03(16)                Long-term debt                    105,263,640
9-03(19)                Preferred stock-mandatory
                        redemption                                  0
9-03(20)                Preferred stock- no mandatory
                        redemption                                  0
9-03(21)                Common stocks                      80,120,451
9-03(22)                Other stockholders' equity         33,415,293
9-03(23)                Total liabilities and
                         stockholders equity              516,055,643
9-04(1)                 Interest and fees on loans         28,043,807
9-04(2)                 Interest and dividends on
                         investments                        2,026,151
9-04(4)                 Other interest income                       0
9-04(5)                 Total interest income              30,069,968
9-04(6)                 Interest on deposits                1,460,594
9-04(9)                 Total interest expense             14,588,475
9-04(10)                Net interest income                15,481,493
9-04(11)                Provision for loan losses             820,800
9-04(13)(h)             Investment securities
                         gains/losses                          29,614
9-04(14)                Other expenses                      1,691,784
9-04(15)                Income/loss before income tax       8,467,073
9-04(17)                Income/loss before extraordinary
                        items                               8,467,073
9-04(18)                Extraordinary items, less tax               0
9-04(19)                Cumulative changes in accounting
                        principles                                  0
9-04(20)                Net income or loss                  7,622,396

I.B.5                   Net yield on interest earning
                         assets- actual                         4.19%
III.C.1(a)              Loans on non accrual                1,487,943
III.C.1(b)              Accruing loans past due 90 days
                        or more                                     0
III.C.1(c)              Troubled debt restructuring         2,193,729
III.C.2                 Potential problem loans               171,000
IV.A.1                  Allowance for loan loss-beginning
                        of period                          12,309,359

IV.A.2                  Total chargeoffs                        4,941
IV.A.3                  Total recoveries                      156,162
IV.A.4                  Allowance for loan loss- end of
                         period                            13,281,380
IV.B.1                  Loan loss allowance allocated to
                         domestic loans                             0
IV.B.2                  Loan loss allowance allocated to
                         foreign loans                              0
IV.B.3                  Loan loss allowance-unallocated    13,281,380