Form 10-Q/A
period 1994-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1995-02-03
CIK 356801

Form 10-Q

                   Securities and Exchange Commission
                         Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exhange Act of 1934

For the quarter ended September 30, 1994   Commission file number 2-99779



                National Consumer Cooperative Bank
      ( Exact name of registrant as specified in its charter )

    United States of America                     52-1157795
(12 U.S.C. Section 3001 et seq.)             (I.R.S. Employer
(State or other jurisdiction of                Identification No. )
 incorporation or organization )

      1401 Eye St., NW, Suite 700, Washington, DC, 20005
             (Address of principal executive offices)

  Registrant's telephone number, including area code (202) 336-7700

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No________

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

                                  NATIONAL CONSUMER COOPERATIVE BANK

Date:  February 3, 1995
                               By:  /s/  Richard L. Reed
                                  (Richard L. Reed, Chief Financial
                                    Officer )

                                   /s/   Marietta J. Orcino
                                  (Marietta J. Orcino, Controller/
                                    Principal Accounting Officer )


                                  INDEX TO EXHIBITS

Exhibit No.                       Description

10.8              First Amendment to Deferred Compensation
                  Agreement with Jeremiah J. Foley

27                Financial Data Schedule