Form 10-K405
period 1994-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1995-04-18
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.
                                   20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994 Commission file number 2-99779


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     THIS DOCUMENT IS A COPY OF THE 10-K PREVIOUSLY FILE ON APRIL 3 1995 PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMPTION.

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. Subsidiaries of the registrant hold 3.2% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.


                     ( Cover Continued on Next Page )
                            ( Cover Continued )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Outstanding at December 31, 1994

Class C
(Common stock, $100.00 par value)            248,446

Class B
(Common stock, $100.00 par value)            678,231

Class D
(Common stock, $100.00 par value)                  3



                                   INDEX


                                   PART I

Item 1    Business..................................................  1

Item 2    Properties................................................  7

Item 3    Legal Proceedings.........................................  8

Item 4    Submission of Matters to a Vote
            of Security Holders.....................................  8



                                  PART II

Item 5    Market for the Registrant's Common Stock and Related
            Stockholder Matters.....................................  9

Item 6    Selected Financial Data...................................  10

Item 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........  11

Item 8    Financial Statements and Supplementary Data...............  18

Item 9    Changes in and Disagreements with Accountants,
            on Accounting and Financial Disclosure..................  48


                                 PART III

Item 10   Directors and Executive Officers of the Registrant........  48

Item 11   Executive Compensation....................................  55

Item 12   Security Ownership of Certain
            Beneficial Owners and Management........................  57

Item 13   Certain Relationships and Related Transactions............  58



                                  PART IV

Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.................................  61

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

     In the legislation chartering NCB (the National Consumer Cooperative
Bank Act or the "Act"), Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation's economy as a whole. To further the development of cooperative businesses, the Congress specifically directed NCB (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers;
and (5) to encourage ownership of its equity securities by cooperatives and others.

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

     The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned exclusively by cooperatives. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Minneapolis, New York, Wilmington, Delaware and, Anchorage.


LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

     Eligibility Requirements. Cooperatives and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all member or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. In addition, organizations applying for loans must comply with other technical requirements imposed by NCB.


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

Loans Benefiting Low-Income Persons

     Under the Act, the Board of Directors must use its best efforts to insure that at the end of each NCB fiscal year at least 35% of its outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development.

Loans for Residential Purposes

     Commencing on October 1, 1985, the Act prohibited NCB from making loans to cooperatives for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30 percent of the gross assets of NCB.

     To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. Since October 1, 1985, the preponderance of NCB real estate volume has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1994, approximately 24.6% of NCB's total assets consisted of loans made for residential purposes.

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

     Cooperative Funding Corporation ("CFC") is a wholly-owned subsidiary of NCB Business Credit Corporation. CFC provides fee compensated corporate financial services to customers of NCB and to other corporations which may be members of cooperatives, or which sponsor employee stock ownership plans. CFC is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers.

     NCB Investment Advisers, Inc. ("NCBIA") has been organized to provide investment advisory services to cooperatives. It is registered as an investment adviser with the Securities and Exchange Commission.

     NCB Financial Corporation ("NCBFC") is a Delaware chartered, wholly-owned, S&L holding company whose sole subsidiary is NCB Savings Bank, FSB.

     NCB Savings Bank, FSB ("NCBSB") is a federally chartered, federally insured savings bank located in Hillsboro, Ohio.

     NCB Mortgage Corporation ("NCBMC") is a majority-owned subsidiary of NCB that originates and services loans to cooperatives.

     NCB Insurance Brokers, Inc. ( "NCBIB") is engaged in the business of brokering housing-related insurance to cooperatives.

     NCB I, Inc. ("NCB I") is a wholly-owned, special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB and NCB I are parties to an agreement under which each agrees not to commingle the assets of NCB I with those of NCB.

     NCB Retail Finance Corporation ( "NCBRFC") is a wholly-owned special purpose corporation that participates in the securitization and sale of loans to customers involved in the grocery business. NCBRFC is required by its certificate of incorporation to have at least two directors independent of NCB and to avoid commingling its assets with those of NCB.

COMPETITION

     The Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. NCB's experience confirms that far more cooperatives desire to utilize financial services than are being provided to them by traditional commercial lending institutions. However, NCB experiences considerable competition in lending to the most credit worthy cooperative enterprises.

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

TAXES

     The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of the Act NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, of Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period, and this has effectively reduced NCB's federal income tax liability to insignificant amounts.


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





AGREEMENT CONCERNING CLASS A NOTES

     The Act, as amended, provided that the interest rate payable to the United States on NCB's Class A notes was limited until October 1, 1990 to
25% of NCB's net income. Following a passage of a technical amendment to the Act, NCB entered into as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of December 31, 1994 the amounts (net of deferred hedging gains) and current maturities of the outstanding replacement notes were as follows:

                     Current
     Replacement     Maturity
        Note          Date           Amount             Maturity

          1          1/1/95        $53,553,328           3 months
          2         10/1/96        $36,854,000          36 months
          3         10/1/95        $55,281,000          60 months
          4         10/1/00        $36,854,000         120 months

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


FURTHER INFORMATION

     For further information concerning the development of NCB's business in 1994, please see the response to Item 7.


                        ITEM 2.   PROPERTIES

     NCB leases space for its Washington, D.C. headquarters and for three regional offices located in Minneapolis, New York City, and Anchorage. NCB Financial Corporation and NCB I, Inc. maintain offices in Wilmington,
Delaware. NCB's headquarters is 34,464 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended
December 31, 1994 was $1,243,195 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

     Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:

                            Other
             Year        Headquarters    Offices

             1995        $1,268,000     $235,220
             1996         1,280,000      234,700
             1997         1,300,000      227,250
             1998         1,320,000      231,960
             1999         1,340,000       21,609
         After 1999       3,129,000


                     ITEM 3.   LEGAL PROCEEDINGS

     NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

                 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

     NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1994.



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

     As of December 31, 1994, there were 910 holders of Class B stock, 427 holders of Class C stock, and 3 holders of Class D stock.

     Under the Act and its bylaws, NCB may not pay dividends on its Class B stock, but it may pay dividends on its Class C stock. NCB has not paid any dividends on any class of its stock to date; however, the Board of Directors approved in November 1994 a revised Capitalization and Patronage Refund Policy under which annual cash dividends on Class C stock of up to as much as 2 percent of NCB's net income may be declared. The first such dividend will be payable in 1996 based on 1995 net income. Under the Act, so long as any Class A notes are outstanding, NCB may not pay dividends on any class of its stock at a rate greater than the statutory interest rate payable on the Class A notes, which was 6.3% during 1994.

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

     In November, 1994, the NCB Board of Directors approved a new patronage refund policy which will become effective with the payment in 1996 of refunds for patronage during the calendar year 1995. Under the new policy, NCB will no longer issue allocated surplus as part of the patronage refund, but will instead make the refund in the form of cash and Class B or Class C stock. There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year. Pursuant to the policy, all of NCB's allocated surplus has been converted to Class B or Class C stock.

     NCB has declared a patronage refund for the year ended December 31, 1994, of approximately $8.8 million of which $3.96 million will be distributed in cash and $4.84 million in Class B or Class C stock.



                   ITEM 6.   SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
(Dollars in Thousands)


At December 31,                     1994          1993          1992          1991           1990
- -----------------------------------------------------------------------------------------------------
Loans and Leases Outstanding        $501,090      $457,713      $457,551      $447,484       $441,070

Total Assets                         567,321       535,767       527,861       517,175        488,672

Total Capital *                      295,749       292,581       287,521       287,407        283,286

Subordinated Class A Notes           182,542       182,542       182,857       184,270        184,270

Members' Equity                      113,207       110,039       104,664       103,137         99,016

Other borrowed funds including       265,315       230,868       228,512       217,929        191,373
  deposits

For the years ended December        1994          1993          1992          1991           1990
- -----------------------------------------------------------------------------------------------------
Total Interst Income               $ 41,123       $ 38,997      $ 44,063      $ 45,997       $ 46,992

Net Interest Income                  20,514         18,334        20,145        19,178         27,196

Net Income                            8,877          8,616         6,060         5,864         12,687

Ratios
 Capital to assets                    52.3%          54.6%         54.5%         55.6%          58.1%
 Return on average assets              1.7%           1.6%          1.2%          1.2%           2.8%
 Return on average members equity      7.9%           8.0%          5.8%          5.8%          13.1%
 Net yield on interest earning assets  4.1%           3.7%          3.9%          4.0%           6.2%

Average members' equity as a
 percent of

 Average total assets                 21.5%          20.4%         19.8%         20.7%          21.6%
 Average total loans and lease
  financing                           25.0%          24.3%         22.6%         23.9%          24.7%

Net average loans and lease financing
 to average total assets              83.4%          81.9%         85.7%         84.8%          86.1%
Net average assets to
 average total assets                 93.3%          93.2%         96.5%         96.4%          97.6%
Allowance for loan losses
 to loans outstanding                  2.6%           2.7%          2.3%          1.9%           1.9%
Provision for loan losses
 to average loans outstanding          0.2%           0.3%          0.5%          0.6%           0.5%

<F1>
* Capital includes members' equity and subordinated Class A notes.
<F2>
** Net of premiums/discounts.




          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial summary

     Net income of $8.9 million in 1994 increased from $8.6 million in 1993. The growth in net income is primarily due to increasing spreads from commercial and mortgage lending activities. The impact of increases in net interest income and decreases in the poffset by decreases in non-interest income.

     Credit quality in NCB's lending portfolio remained strong during 1994. For the third consecutive year, the provision for loan losses as a percentage of average loans and leases has decreased, falling from .3% and .5% in 1993 and 1992, respectively, to .2% in 1994. In this same period, the allowance for loan losses as a percentage of loans and leases has decreased from 2.7% in 1993 to 2.6% in 1994.

     Net interest income increased $2.2 million from 1993 due to increasing spreads between interest earning assets and interest bearing liabilities. Net interest margins increased by 43 basis points from 1993 due to the repricing of NCB's prime based and other short term variable rate assets and originations of real estate loans.

     The return on average assets increased to 1.7% in 1994 from 1.6% in 1993. The return on average equity decreased slightly to 7.9% in 1994 from 8.0% in 1993.

     Total assets increased $31.5 million to $567.3 million as of December 31, 1994 from $535.8 million at year end 1993 due to growth in NCB's commercial loan portfolio. Loan originations of commercial and residential real estate loans were ahead of last year.

Net interest income

     Net interest income increased $2.2 million or 11.9% in 1994 primarily as a result of increases in the average rates on the lending portfolio. The net yield on interest earning assets increased to 4.1% in 1994 from 3.7% in 1993.

     Total interest income increased in 1994 due primarily to increasing market interest rates. The average rate on earning assets increased 40 basis points from 7.8% to 8.2%. As shown in Table 1, increasing rates accounted for an increase of $1.8 million in total interest income in 1994 compared with 1993.

     The average yield on the real estate loan portfolio was 9.0% in 1994 compared with 8.7% in 1993 due to higher interest rates on new originations. The average yield for commercial loans and leases was 8.0% compared with 7.8% in 1993 due to repricing of variable rate commercial assets that are tied to short term interest rates.

     Total interest expense decreased slightly to $20.6 million in 1994 from
$20.7 million in 1993.   Average cost of funds increased slightly to 5.2% in
1994. Nearly 60.2% of NCB's interest bearing liabilities, including deposits held by NCB Savings Bank, reprice within one year.

TABLE 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

                                         1994 Compared to 1993                   1993 Compared to 1992
                                       Increase (decrease) due to              Increase (decrease) due to
                                               change in:                              change in:

                                   Average      Average                     Average     Average
For the years ended December 31,   Volume*      Rate         Net**          Volume*     Rate          Net**
                                  ---------    ---------    --------       ---------   ---------     --------

Interest Income

  Cash equivalents and
    investment securities          $  (360)     $   575      $   215        $   115     $  (520)      $  (405)
  Commercial loans and leases        1,413          665        2,078         (1,249)     (1,420)       (2,669)
  Real estate loans                   (773)         606         (167)          (519)     (1,473)       (1,992)
                                   --------     --------     --------       --------    --------      --------
   Total interest income               280        1,846        2,126         (1,653)     (3,413)       (5,066)
                                   --------     --------     --------       --------    --------      --------

Interest Expense

  Deposits                              51           64          115            388        (519)         (131)
  Notes Payable                       (304)         239          (65)        (1,709)       (296)       (2,005)
  Subordinated Class A notes            (6)         (98)        (104)           (21)     (1,098)       (1,119)
                                   --------     --------     --------       --------    --------      --------
   Total interest expense             (259)         205          (54)        (1,342)     (1,913)       (3,255)
                                   --------     --------     --------       --------    --------      --------
Net interst income                 $   539      $ 1,641      $ 2,180        $  (311)    $(1,500)      $(1,811)
                                   ========     ========     ========       ========    ========      ========

<F1>
* Average monthly balances

<F2>
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.



TABLE 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
For the years ended December 31,
                            [---------------1994--------------][---------------1993------------][---------------1992------------]
                                                       Average                         Average                           Average
                               Average     Income/     Rate/    Average     Income/    Rate/      Average     Income/    Rate/
                               Balance*    Expense     Yield    Balance*    Expense    Yield      Balance*    Expense    Yield
                               --------    -------     -------  --------    -------    -------    -------     -------    -------
Assets

Interest earning assets

  Real estate loans           $ 220,870    $19,967     9.04%   $ 229,541   $20,134     8.77%     $ 235,568    $22,126    9.39%
  Commercial loans and leases   228,466     18,431     8.07%     210,732    16,353     7.76%       226,139     19,022    8.41%
                              ---------  ---------             ---------   --------               ---------   --------
   Total loans and leases       449,336     38,398     8.55%     440,273    36,487     8.29%       461,707     41,148    8.91%
  Investment securities and
     cash equivalents            51,609      2,725     5.28%      59,465     2,510     4.22%        57,127      2,915    5.10%
                              ---------  ---------             ---------   --------               ---------   --------
   Total interest earning
     assets                     500,945     41,123     8.21%     499,738    38,997     7.80%       518,834     44,063    8.49%
                              ---------   --------             ---------   ---------              ---------   --------
Allowance for loan losses       (12,968)                         (11,217)                           (9,843)

Non-interest earning assets
 Cash                             6,806                            5,380                             3,093
 Other assets                    28,205                           29,985                            15,142
                              ---------                        ---------                          ---------
Total non-interest earning
  assets                         35,011                           35,365                            18,235
                              ---------                        ---------                          ---------
   Total assets               $ 522,988                        $ 523,886                          $527,226
                              =========                        =========                          =========
Liabilities and members' equity

Interest bearing liabilities
  Subordinated Class A notes  $ 182,961   $ 9,718     5.31%    $ 183,073   $ 9,822     5.37%     $ 183,424    $10,941   5.96%
  Notes Payable                 156,801     8,811     5.62%      162,062     8,876     5.48%       180,154     10,880   6.04%
  Deposits                       56,572     2,080     3.68%       55,163     1,965     3.56%        45,692      2,097   4.59%
                              ---------   ---------            --------- ---------               ---------    -------
   Total interest bearing
     liabilities                396,334    20,609     5.20%      400,298    20,663     5.16%       409,270     23,918   5.84%
                              ---------   -------              --------- ---------               ---------    -------

Other liabilities                14,362                           16,514                            13,504
Members' equity                 112,292                          107,074                           104,452
                              ---------                        ---------                         ---------
   Total liabilities and
    members' equity           $ 522,988                        $ 523,886                         $ 527,226
                              =========                        =========                         =========

Net interest earning assets   $ 104,611                        $  99,440                         $ 109,564
Net interest revenues and spread         $ 20,514    3.01%                $ 18,334     2.64%                  $20,145   2.65%
Net yield on interest earnig assets                  4.10%                             3.67%                            3.89%

<F1>
* Based on monthly balances.  Average loan balances include nonaccrual loans.



Credit quality

     Credit quality, as measured by levels of non-performing assets and delinquencies, improved in 1994 compared with 1993.

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

     The provision for loan losses decreased 48.5% to $.9 million in 1994. The provision as a percentage of average loans and leases outstanding
decreased to .2% in 1994 from .3% in 1993.   The lower provision for loan
losses reflects decreases in classified assets held by NCB.

     The allowance for loan losses increased 5.9% to $13.0 million in 1994. The allowance as a percentage of loans and leases outstanding decreased to 2.6% at December 31, 1994 from 2.7% at December 31, 1993. The allowance, as a percentage of non-performing loans ( renegotiated and non-accruing loans ), increased to 412% in 1994 compared with 384% in the prior year.

     Total non-performing assets ( non-performing loans, real estate owned
(REO) and in-substance foreclosures ) decreased slightly to $3.2 million at December 31, 1994 from $3.3 million at December 31, 1993. Non-performing assets as a percentage of loans and leases outstanding plus REO and in-substance foreclosures decreased to .6% in 1994 from .7% in 1993. Non-performing assets as a percentage of total capital remained flat at .3%.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
For the year ended December 31,
                                           1994          1993          1992          1991          1990
                                          ------        ------        ------        ------        ------

Balance at the beginning of the year    $  12,309      $  10,419     $   8,706     $   8,272     $   5,641
                                        ---------      ---------     ---------     ---------     ---------

Charge-offs
 Commercial                                   320            159           416         2,095           794
 Real estate-construction                       0              0             0             0             0
 Real estate-residential                        0             93             0             9           430
                                        ---------      ---------     ---------     ---------     ---------
  Total charge-offs                           320            252           416         2,104         1,224
                                        ---------      ---------     ---------     ---------     ---------
Recoveries
 Commercial                                   164            356            30           152            76
 Real estate-construction                       0              0             0             0             0
 Real estate-residential                        0             82             0            23         1,718
                                        ---------      ---------     ---------     ---------     ---------
  Total recoveries                            164            438            30           175         1,794
                                        ---------      ---------     ---------     ---------     ---------
Net charge-offs                               156           (186)          386         1,929          (570)
                                        ---------      ---------     ---------     ---------     ---------
Provision for loan losses                     878          1,704         2,099         2,363         2,061
                                        ---------      ---------     ---------     ---------     ---------
Balance at end of year                  $  13,031      $  12,309     $  10,419     $   8,706     $   8,272
                                        =========      =========     =========     =========     =========

     Non-accruing loans, as a percentage of loans and leases, improved to .1% at year-end 1994 from .2% at year-end 1993. Interest lost on non-accrual and restructured loans remained flat at $.2 million, thereby lowering the average yields on loans and leases by 4 basis points in 1994 compared with a decrease of 5 basis points in 1993.

     Renegotiated loans decreased to $2.1 million in 1994 compared with $2.3 million in 1993. The decrease was due to collections of principal on the renegotiated accounts. As of year end, all renegotiated loans were current.

     The majority of NCB's loans are to cooperatives in basic industries such as owner-occupied and multifamily residential housing, food distribution, health care, and financial services. NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.

     The real estate portfolio contains a concentration of loans in the New York City area. However, property value deterioration has not adversely affected NCB's portfolio because the majority of loans are to seasoned housing cooperatives with low loan-to-value ratios. All real estate loans in the New York City area are contractually current at December 31, 1994. NCB also has minimal credit exposure to highly leveraged transactions, commercial real estate, and construction loans. NCB has no foreign loan exposure.


Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
At December 31,                  1994                 1993                1992                1991               1990
                          -------------------  ------------------   ------------------  ------------------  ------------------
                                     Percent             Percent              Percent             Percent            Percent
                          Amount     of total  Amount    of total   Amount    of total  Amount    of total  Amount   of total
                          -------------------  ------------------   ------------------  ------------------  ------------------
Loans and lease financing
 Commercial               $ 246,797    49.3%   $ 223,682   48.8%    $ 199,442   43.5%   $ 222,788   49.8%   $ 238,771   54.2%
 Real estate-construction       999     0.2        5,779    1.3         5,080    1.1        5,101    1.1        1,451    0.3
 Real estate-residential *  233,527    46.5      210,846   46.1       236,379   51.5      200,103   44.7      178,240   40.4
 Real estate-commercial      10,301     2.1       10,577    2.3        10,933    2.4       11,436    2.6       11,685    2.6
 Lease financing              9,466     1.9        6,829    1.5         6,722    1.5        8,056    1.8       10,923    2.5
                          -------------------  ------------------   ------------------  ------------------  ------------------
                          $ 501,090   100.0%   $ 457,713  100.0%    $ 458,556  100.0%   $ 447,484  100.0%   $ 441,070  100.0%
                          ===================  ===================  =================== ==================  ==================

Allocation of allowance for loan losses
 Commercial               $       0     0.0%   $       0    0.0%    $       0    0.0%   $       0    0.0%   $       0    0.0%
 Real estate-construction         0     0.0            0    0.0             0    0.0            0    0.0            0    0.0
 Real estate-residential          0     0.0            0    0.0             0    0.0            0    0.0            0    0.0
 Lease financing                  0     0.0            0    0.0             0    0.0            0    0.0            0    0.0
 Unallocated                 13,031   100.0       12,309  100.0        10,419  100.0        8,706  100.0        8,272  100.0
                          -------------------- -------------------  ------------------- ------------------- -------------------
 Total allowance for loan
   losses                 $  13,031   100.0%   $  12,309  100.0%    $  10,419  100.0%   $   8,706  100.0%   $   8,272  100.0%
                          ==================== ===================  =================== =================== ===================

<F1>
* Includes loans held for sale.


Table 5
NONPERFORMING ASSETS
(dollars in thousands)

At December 31,                          1994          1993          1992          1991          1990
                                        ------        ------        ------        ------        ------
In-substance
 foreclosure/REO                       $   300       $   172       $ 2,360       $ 4,297       $   865
                                       =======       =======       =======       =======       =======
Non-accruing                           $   723       $   886       $ 4,207       $ 4,888       $ 7,413
                                       =======       =======       =======       =======       =======
Restructured                           $ 2,143       $ 2,283       $ 3,428       $ 2,491       $ 1,996
                                       =======       =======       =======       =======       =======



Non-interest income

     Non-interest income decreased 30.5% to $8.4 million in 1994. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. Gains on sales of loans were $3.2 million in 1994 which represented 38.1% of non- interest income. The $3.1 million decrease in the gains from sale of loans from 1993 is due to less sale activity at tighter interest spreads. Real estate loan sales decreased by $75 million from $195.8 million in 1993 to $120 million in 1994. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1994.

     Servicing income remained a stable source of non-interest income for NCB in 1994. NCB earned servicing fee income of $1.5 million in 1994 compared with $1.4 million in 1993. As of December 31, 1994, NCB serviced $854.9 million in single and multifamily real estate loans for outside investors compared with $845.5 million one year earlier.

Non-interest expenses

     Non-interest expenses decreased 3.6% from $19.3 million to $18.6 million. The decrease was due primarily to a $1.5 decrease in the contribution to NCBDC. Non-interest expenses as a percentage of average assets increased slightly from 3.7% in 1993 to 3.8% in 1994. Salaries and benefits, the single largest component of non-interest expenses, increased 13.2% as a result of additional employee hiring and incentive bonuses offered to NCB's personnel. Employees are eligible to receive maximum incentive awards of 20% of salaries when NCB reaches certain corporate benchmarks. Salaries and employee benefits accounted for 52.5% of non-interest expenses excluding the contribution to NCB Development Corporation in 1994, compared with 48.6% and 49.6% in 1993 and 1992, respectively. As of December 31, 1994, NCB and its consolidated subsidiaries employed 139 employees compared with 126 employees one year earlier.

     Under the provisions of the National Consumer Cooperative Bank Act ( the Act ), NCB makes tax deductible, voluntary contributions to the NCB Development Corporation. These contributions are normally calculated based on NCB's net income. In 1994, NCB agreed to make a contribution to NCBDC to fund certain business activities. The contribution to NCB Development Corporation was $.5 million in 1994 compared with $2.0 million in 1993. Non-interest expenses as a percentage of average assets, adjusted for the contribution to NCBDC, would have increased slightly to 3.5% in 1994 compared with 3.3% in 1993.

Income taxes

     Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on non-member income primarily generated by certain subsidiaries, NCB Mortgage Corporation, NCB Business Credit Corporation, Cooperative Funding Corporation and NCB Savings Bank, FSB. NCB's subsidiaries are also subject to varying levels of state taxation.

     Note 19 to the consolidated financial statements contains additional discussions of NCB's tax status.




1993 vs 1992

     Net income of $8.6 million in 1993 increased from $6.1 million in 1992. The 1993 results reflected susbstantial increases in non-interest income including gains from sales of real estate loans and increases in income from new lines of business.

     Net interest income decreased $1.8 million from 1992 due to the effect of declining interest rates on NCB's portfolio and to the effect of real estate loan sales which reduced the amount of higher yielding real estate assets in the portfolio.

     The provision for loan losses decreased 18.8% to $1.7 million in 1993. The provision as a percentage of average loans and leases outstanding decreased to .3% in 1993 from .5% in 1992. The lower provision for loan losses reflects decreases in classified assets held by NCB.

     Non-interest income increased 197.2% to $12.1 million in 1993. Gains on asset sales, net of hedging expenses, were $6.3 million in 1993 which represented 51.9% of non-interest income. NCB earned servicing income of $1.4 million on a servicing portfolio of $845.5 million.

     Non-interest expenses increased 24.5% from $15.5 million to $19.3 million. Compensation and employee benefits increased 14.2% as a result of incentive bonuses offered to NCB personnel. Contractual services increased 40.8% from the prior year to $3.9 million. The increase was due primarily to loan management fees paid to NCBDC and to acceleration of certain expenses related to former consulting commitments. The contribution to NCB Development Corporation was $2.0 million in 1993 compared with $.7 million in 1992. The increase in the NCBDC contribution reflected the growth in NCB's income in 1993 compared with 1992 as well as an acceleration of the 1994 contribution to 1993.


Fourth quarter results

     Net income for the fourth quarter of 1994 was $1.3 million compared with $1.2 murth quarter of 1993. The increase was due primarily to increases in net interest income and decreases in fourth quarter provision for loan losses partially offset by decreases in non-interest income.

     Net interest income increased from $4.4 million in 1993 to $5.0 million in 1994. The increase was due primarily to increasing short term interest rates from the prior year.

     The provision for loan losses decreased from $.6 million in 1993 to $.06 million in 1994. This was due primarily to adjustments in 1993 to increase the allowance for loan losses.

     Non-interest income for the quarter decreased from $2.8 million in 1994 to $1.5 million in 1993 due primarily to $1.5 million gains and dividends from the liquidation of a long term investment held by NCBMC, a subsidiary of NCB that occurred in the prior year.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(dollars in thousands)
                            [--------------------1994--------------------]   [-------------------1993---------------------]
                             Dec. 31     Sept. 30     June 30     March 31    Dec. 31     Sept. 30     June 30     March 31
For the Three Months Ended  ---------   ----------   ---------   ---------   ---------   ----------   ---------   ----------

Interest income             $  11,053   $  10,572    $   9,684   $   9,814   $   9,403   $  10,067    $   9,469   $  10,058
Interest expense                6,021       5,054        4,814       4,720       4,970       5,155        5,046       5,492
                            ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Net interest income             5,032       5,518        4,870       5,094       4,433       4,912        4,423       4,566
Provision for loan losses          58         281           50         489         625         464          316         299
                            ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Income after provision for
  loan losses                   4,974       5,237        4,820       4,605       3,808       4,448        4,107       4,267
Non interest income             1,496       1,515        1,463       3,951       2,810       4,826        2,400       2,092
                            ---------   ---------    ---------   ---------   ---------   ---------    ---------   ---------
Net revenue                     6,470       6,752        6,283       8,556       6,618       9,274        6,507       6,359
Non-interest expenses           5,477       4,572        4,163       4,388       5,506       5,461        4,346       3,983
                            ---------   ---------   ----------   ---------   ---------   ---------    ---------   ---------
Income before income taxes        993       2,180        2,120       4,168       1,112       3,813        2,161       2,376
Provision for income taxes       (260)        164          178         503         (66)        500          140         272
                            ---------   ---------   ----------   ---------   ---------   ---------    ---------   ---------
Net income                  $   1,253   $   2,016   $    1,942   $   3,665   $   1,178   $   3,313    $   2,021   $   2,104
                            =========   =========   ==========   =========   =========   =========    =========   =========

Sources of Funds

Capital Markets Access


     NCB maintains line of credit facilities provided by a consortium of banks. At year-end, total borrowing capacity under these facilities was $191.0 million, and the outstanding balance at December 31, 1994 was $91 million compared to an outstanding balance of $31.5 million at December 31, 1993. Usage, as measured by average outstanding balances during the year, increased from $20.9 million in 1993 to $30.4 million in 1994 due to growth in commercial loan volume and additional activity to fund warehouse real estate loans.

     NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB
Savings Bank, FSB, for sale into the secondary market.    In 1994, NCB sold
$120.9 million compared to $195.8 million of cooperative real estate loans in the prior year.

Deposits

     At NCB's wholly owned subsidiary, NCB Savings Bank, FSB, ( NCBSB ) deposits decreased in 1994 from $66.9 million to $58.9 million. The decrease is due to large demand deposits in year end 1993 which were subsequently liquidated in the first quarter of 1994. The weighted average rate on deposits increased from 2.9% in 1993 to 4.2% in 1994. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities-- 13.5% in 1994 compared with 15.4% in 1993. Management anticipates that deposits will represent an increasing portion of its capital structure.

Uses of funds

Loans and leases

     Loans and leases outstanding increased 9.5% from $457.7 million at year-end 1993 to $501.1 million. The commercial loan and lease portfolio increased from $230.5 million to $256.3 million in 1994. As business activity moved forward during 1994, NCB's commercial lending portfolio expanded with new business opportunities. The growth in the commercial loan portfolio reflects increased lending in the retail and wholesale food industries and increased lending as part of NCB's commercial member loan program.

     NCB's real estate portfolio increased from $227.2 million at the end
of 1993 to $244.8 million.    NCB's residential loan portfolio increased from
$210.8 million in 1993 to $233.5 million. The increase from the prior year is due to an $11.3 million increase in single family, share loan production. The real estate portfolio was substantially composed of multifamily blanket mortgages and single family share loans. NCB does not invest in speculative commercial real estate transactions.



Cash, Cash Equivalents, and Investment Securities

       Cash, cash equivalents, and investment securities decreased $9.8 million to $51.3 million in 1994. The decrease was due to funding from a large demand deposit held by NCBSB during the last quarter of 1993. This was subsequently liquidated in the first quarter of 1994. Cash, cash equivalents, and investment securities, represent 9.0% of interest earning assets in 1994 compared with 11.8% in 1993.


Asset and Liability Management

     Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk ("IRR"). NCB's liquidity and IRR are managed by the Asset and Liability Committee ("ALCO"), which meets monthly. The purpose of the ALCO is to develop and implement strategies, including the buying and selling of off-balance sheet instruments such as interest rate swaps and financial futures contracts, to ensure sufficient reward for known and controlled risk.

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

     NCB's asset liquidity is generally provided by maintaining near-cash and short term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1994, NCB held $12.5 million in cash and cash equivalents compared with $22.9 million in cash and cash equivalents for 1993. These funds are normally used to fund business operations.

     NCB's $30.3 million investment portfolio is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity decreased from 3.3 years at year end 1993 to 2.1 years at year-end 1994 to protect against interest rate and price volatility.

     Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

     NCB has $191 million of revolving lines of credit, $120 million of which is committed until December 1996. Average outstanding balances were $30.4 million in 1994 compared with $20.9 million in 1993. In addition, NCB has executed agreements with various institutional investors which could provide up to $62 million of additional fixed rate debt.

     Finally, NCB's wholly-owned subsidiary, NCB Savings Bank, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. NCB Savings Bank, FSB, uses cooperative deposits to fund co- originations of blanket mortgages with NCB and to originate single family share loans.

Table 7
MATURITY SCHEDULE OF LOANS
(dollars in thousands)

                                                        One Year
At December 31, 1994                     One Year       Through           Over
                                          or Less       Five Years        Five Years        Total
                                        ----------     ------------      ------------      -------
Commercial                              $  48,867      $ 102,762         $  95,168         $ 246,797
Real estate-construction                      999              0                 0               999
Real estate-residential                    26,695         50,894           155,938           233,527
Real estate-commercial                          0          1,895             8,406            10,301
Leases                                        418          5,529             3,519             9,466
                                        ---------      ---------         ---------         ---------
Total loans and leases                  $  76,979      $ 161,080         $ 263,031         $ 501,090
                                        =========      =========         =========         =========
Fixed interest rate loans                              $  36,883         $  80,617
Variable interest rate loans                           $ 124,197         $ 182,414
                                                       ---------         ---------
                                                       $ 161,080         $ 263,031
                                                       =========         =========


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

     Table 8 represents NCB's static interest-rate gap position at December 31, 1994. The gap, adjusted for derivative instruments activity, represents only a one day snapshot of the amounts contractually scheduled to reprice or mature (whichever comes first). Consequently, a static gap analysis, considered alone, is not a complete indication of IRR.

     As noted in the Table, NCB had a negative 9.8% gap (as a percentage of total assets) and a negative 5.4% gap at the one year and 180 day time horizons, respectively. Consequently, NCB has IRR as the current rate environment is increasing. However, the negative gap position is within current Bank policy and is due to the repricing of a $55.2 million five-year tranche of the subordinated Class A notes.

     NCB is exposed to a tightening of the Prime/LIBOR ( London Interbank Offered Rate ) spread relationship because much of its floating-rate assets adjust to Prime, while much of its floating rate obligations adjusts to one, three and six month LIBOR.

Table 8
Interest Rate Sensitivity
(dollars in thousands)
December 31, 1994
                                                                                                              Over 12
                             Interest    Interest    Interest      Interest        Interest        Months and
                            -sensitive  -sensitive  -sensitive    -sensitive      -sensitive       Non-interest
                             30 day      3 month     6 month       12 month         total          Sensitive        Total
                            ----------  ----------- -----------   -----------     -----------      -------------   ------
Interest earning assets
  Cash and cash equivalents $  20,896   $      0    $      0      $       0       $  20,896        $       0       $  20,896
  Investment securities         4,105      1,797         496          2,100           8,498           21,823          30,321
  Loans and leases            147,100     13,084      24,683         32,316         217,183          283,907         501,090
                            ---------   --------    --------      ---------       ---------        ---------       ---------
Total interest earning assets 172,101     14,881      25,179         34,416         246,577          305,730         552,307
                            ---------   --------    --------      ---------       ---------        ---------       ---------
Interest bearing liabitities
  Deposits                      4,955      9,910      10,314         13,712          38,891           20,028          58,919
  Short term borrowings        91,031          0           0              0          91,031                0          91,031
  Long-term debt                    0          0           0         25,000          25,000           80,357         105,357
  Subordingated Class A notes* 53,553          0           0         55,281         108,834           73,708         182,542
                            ---------   --------    --------      ---------       ---------        ---------       ---------
Total interest bearing
  liability                   149,539      9,910      10,314         93,993         263,756          174,093         437,849

Other
  Other non-interest bearing, net   0          0           0              0               0          114,458         114,458
  Effect of interest rate swaps &
    financial futures         (38,900)    40,000      71,000        (35,000)         37,100          (37,100)              0
                            ---------   --------    --------      ---------       ---------        ----------      ----------
Total                         100,639     49,910      81,314         58,993         300,856          251,451         552,307

Repricing difference        $  61,462   $(35,029)   $(56,135)     $ (24,577)      $ (54,279)       $  54,279
                           ----------   --------    --------      ---------       ---------        ---------
Cumulative Gap             $   61,462   $ 26,433    $(29,702)     $ (54,279)

Cumulative Gap as % of
  total assets                 11.13%      4.79%       -5.38%         -9.83%
                           ----------   --------     --------      ----------

<F1>
* Net of premiums/discounts

Capital

    NCB's strong capital position supports growth, ensures continuing access to financial markets and allows for greater flexibility during difficult economic periods.

     Historically, NCB has maintained a strong capital structure. NCB's equity to average assets was 21.5% in 1994 compared with 20.4% and 19.8% in 1993 and 1992, respectively. When including NCB's subordinated Class A notes, NCB's average total capital to average assets was 56.4% in 1994 compared with 55.4% and 54.6% during 1993 and 1992, respectively. The Bank Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated Class A notes). As of December 31, 1994, NCB Savings Bank, FSB, had a risk based capital ratio of 21.1%, well in excess of regulatory requirements.

Patronage policy

     Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby reducing its Federal income tax liability to minimal amounts. In June 1994, NCB distributed $7.0 million to its active member-borrowers. Of this total, approximately $3.1 million was distributed in cash.

             ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The registrant's financial statements and notes thereto are set forth beginning at page 19. The registrant is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

                         NATIONAL CONSUMER COOPERATIVE BANK
                             CONSOLIDATED BALANCE SHEETS

                                              December 31,
                                          1994            1993
Assets                                ------------    ------------

Cash and cash equivalents             $ 12,546,834    $ 22,938,795
Restricted cash                          8,348,703       8,361,519
Investment securities
   Available-for-sale                   26,763,587      26,406,171
   Held-to-maturity                      3,557,000       3,380,698

Loans and lease financing              454,573,762     417,438,593
Loans held for sale                     46,515,785      40,274,829
   Less: Allowance for loan losses     (13,031,499)    (12,309,359)
                                      ------------    ------------
                                       488,058,048     445,404,063
                                      ------------    ------------
Excess servicing                        14,987,605      18,124,471
Premises and equipment, net              2,079,363       2,028,044
Other assets                            10,980,103       9,123,215
                                      ------------    ------------
   Total assets                       $567,321,243    $535,766,976
                                      ============    ============
Liabilities and Members' Equity

Liabilities

Deposits                              $ 58,918,549    $ 66,931,434
Patronage dividends payable in cash      3,966,724       3,147,860
Other liabilities                       10,905,055       8,722,495
Borrowings
   Short-term                           91,031,114      31,541,577
   Long-term                           105,356,867     130,354,889
   Other                                 1,008,178       2,040,406
                                      ------------    ------------
                                       197,396,159     163,936,872

   Subordinated Class A notes          182,927,687     182,989,162
                                      ------------    ------------
   Total borrowings                    380,323,846     346,926,034
                                      ------------    ------------
   Total liabilities                   454,114,174     425,727,823
                                      ------------    ------------
Members' equity

Common stock
   Class B                              67,823,071      59,671,095
   Class C                              24,844,625      20,573,753
   Class D                                     300             300
Retained earnings
   Allocated                             4,848,218      12,844,968
   Unallocated                          17,112,436      16,949,037
   Unrealized loss on investment
   securities available for sale        (1,421,581)
                                      ------------    ------------
    Total members' equity              113,207,069     110,039,153
                                      ------------    ------------
Total liabilities and members' equity $567,321,243    $535,766,976
                                      ============    ============


See notes to consolidated financial statements.



                    NATIONAL CONSUMER COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,      1994         1993          1992
                                  -----------   -----------   -----------
Interest income
   Loans and lease financing      $38,398,026   $36,487,048   $41,148,157
   Investment securities            2,725,183     2,510,185     2,914,735
                                  -----------   -----------   -----------
    Total interest income          41,123,209    38,997,233    44,062,892
                                  -----------   -----------   -----------
Interest expense
   Deposits                         2,079,895     1,965,347     2,096,747
   Short-term borrowings            2,367,375     1,309,956     2,992,857
   Long-term debt, other borrowings
    and subordinated Class A notes 16,161,773    17,387,865    18,828,081
                                  -----------   -----------   -----------
    Total interest expense         20,609,043    20,663,168    23,917,685
                                  -----------   -----------   -----------
    Net interest income            20,514,166    18,334,065    20,145,207

Provision for loan losses             878,401     1,703,907     2,098,986
                                  -----------   -----------   -----------
    Net interest income after
     provision for loan losses     19,635,765    16,630,158    18,046,221
                                  -----------   -----------   -----------
 Non-interest income
   Gain on sale of loans            3,208,576     6,292,956     2,570,297
   Loan and deposit servicing fees  1,501,847     1,351,390     1,097,743
   Other                            3,714,983     4,483,383       413,197
                                  -----------   -----------   -----------
    Total non-interest income       8,425,406    12,127,729     4,081,237
                                  -----------   -----------   -----------
Non-interest expenses
   Compensation and employee
   benefits                         9,504,571     8,398,715     7,352,879
   Contractual services             3,352,459     3,892,031     2,764,191
   Occupancy and equipment          2,839,090     2,833,457     2,772,456
   Contribution to NCB
    Development corporation           500,000     2,000,000       673,286
   Other                            2,403,659     2,171,707     1,932,950
                                  -----------   -----------   -----------
    Total non-interest expenses    18,599,779    19,295,910    15,495,762
                                  -----------   -----------   -----------
Income before income taxes and
   cumulative effect of change
   in accounting principle          9,461,392     9,461,977     6,631,696
Provision for income taxes            584,530       845,998       662,144
                                  -----------   -----------   -----------
Income before cumulative effect of
   change in accounting principle   8,876,862     8,615,979     5,969,552

Cumulative effect of change in
   accounting principle                                            90,025
                                  -----------   -----------   -----------
    Net income                    $ 8,876,862   $ 8,615,979   $ 6,059,577
                                  ===========   ===========   ===========
Distribution of net income
   Patronage dividends            $ 8,814,942   $ 6,995,245   $ 6,602,055
   Retained earnings                   61,920     1,620,734      (542,478)
                                  -----------   -----------   -----------
                                  $ 8,876,862   $ 8,615,979   $ 6,059,577
                                  ===========   ===========   ===========




See notes to consolidated financial statements.




                         NATIONAL CONSUMER COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

               For the years ended December 31, 1994, 1993 and 1992


                                 Retained   Retained                 Total
                      Common     Earnings   Earnings    Unrealized   Members'
                      Stock      Allocate   Unallocated   Loss       Equity
Balance,           ----------- ----------  ------------ ---------- ------------
  January 1, 1992  $82,307,895 $ 5,572,166 $15,257,380  $    -     $103,137,441

Net income              -           -        6,059,577       -        6,059,577
Proceeds from issuance
  of common stock     114,934       -           -            -          114,934
Cancellation and
  redemption of
  stock            (1,950,579)      -          336,034       -       (1,614,545)
1991 patronage
  dividends
  Allocated surplus     -         (62,346)       -           -          (62,346)
1992 patronage
  dividends
  Distributed in cash   -           -       (2,970,925)      -       (2,970,925)
  Retained in form of
    equity              -      3,631,130    (3,631,130)      -            -
                   ----------  ----------  -----------  ---------  ------------
Balance,
  December 31, 1992 80,472,250   9,140,950    15,050,936     -      104,664,136

Net income              -           -          8,615,979     -        8,615,979
Proceeds from issuance
  of common stoc           100      -             -          -              100
Cancellation and
  redemption of stock (227,202)     -            277,367     -           50,165
1992 patronage dividends
  Allocated surplus      -       (143,367)        -          -         (143,367)
1993 patronage dividends
  Distributed in cash    -         -          (3,147,860)    -       (3,147,860)
  Retained in form of
    equity               -      3,847,385     (3,847,385)    -            -
                    ----------  ---------   ---------- ---------- -----------
Balance,
  December 31, 1993 80,245,148 12,844,968     16,949,037     -      110,039,153

Net income               -         -           8,876,862     -        8,876,862
Proceeds from issuance
  of common stock       10,200     -              -          -           10,200
Cancellation and
  redemption of common
  stock               (330,841)    -              -          -         (330,841)
Conversion of allocated
  surplus to common
  stock             12,827,599(12,844,968)        17,369     -            -
1993 patronage
    dividends          (84,110)     -             84,110     -            -
1994 patronage
    dividends
  To be distributed
    in cash               -         -         (3,966,724)     -      (3,966,724)
  To be retained in form of
    equity                -     4,848,218     (4,848,218)     -          -
Unrealized loss on
  investment securities
  available-for-sale      -         -              -     (1,421,581) (1,421,581)
                    --------------------- -----------------------------------

Balance,
  December 31, 1994 $92,667,996$4,848,218   $17,112,436 $(1,421,581)$113,207,069
                    =====================  ============ ========================
See notes to consolidated financial statements.


                      NATIONAL CONSUMER COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,      1994         1993          1992

Cash flows from operating activities
  Interest received                $ 40,582,244   $ 39,135,779   $ 46,536,824
  Commitment charges and other
    fees received                     9,286,366      7,358,454      3,616,509
  Proceeds from sales of loans held
    for sale                        120,882,002    195,761,211    141,241,719
  Loans originated for sale        (127,122,958)  (170,405,348)  (128,197,791)
  Gain (loss) on hedges of
  loans held for sale                   401,101        473,677       (317,646)
  Increase in trading account
    securities, net                                                (3,858,228)
  Interest paid                    (20,015,592)    (21,821,079)   (24,555,284)
  Transfer from (to) restricted
    cash account                        12,816      (1,857,794)    (6,503,725)
  Cash paid to suppliers and
  employees                        (17,683,945)    (22,415,738)   (16,254,252)
                                   ------------    ------------   ------------
  Net cash provided by               6,342,034      26,229,162     11,708,126
    operating activities           ------------    ------------   ------------

Cash flows from investing activities
  Proceeds from sales of investments
    available for sale              14,100,000      10,217,820
  Purchases of investments
    Available for sale             (18,763,180)     (9,155,694)
    Held to maturity                (5,434,000)     (3,380,698)
  Proceeds from maturities of
  investments
    Available for sale               3,738,887
    Held to maturity                 5,263,097
  Net increases in loans and lease
    financing                      (37,135,167)    (23,710,451)   (28,609,544)
  Purchases of premises and
    equipment                         (598,877)       (166,838)    (1,428,758)
                                   ------------    ------------   ------------
  Net cash used in investing
    activities                     (38,829,240)    (26,195,861)   (30,038,302)
                                   ------------    ------------   ------------
Cash flows from financing activities
  Net (decrease) increase in
    deposits                        (8,012,885)     14,705,334     11,058,920
  Net increase (decrease) in
    short-term borrowings           59,489,537       5,489,729    (48,009,948)
  Proceeds from issuance of
    long-term debt                  30,000,000                     50,000,000
  Repayment on long-term debt      (54,998,022)    (17,000,000)
  Repayment on subordinated
    Class A notes                                     (314,622)    (1,413,050)
  Repayment on other borrowings     (1,032,228)       (665,068)    (2,821,421)
  Gain on liability hedge              117,344                        482,342
  Proceeds from issuance of
    common stock                        10,200             100        114,934
  Redemption of common stock          (330,841)       (227,202)      (261,900)
  Patronage dividends paid          (3,147,860)     (2,970,925)    (2,698,407)
                                   ------------     -----------   ------------
  Net cash provided by (used in)
    financing activities            22,095,245        (982,654)     6,451,470
                                   ------------     -----------   ------------
Decrease in cash and cash
    equivalents                    (10,391,961)       (949,353)   (11,878,706)

Cash and cash equivalents,
    beginning of year               22,938,795      23,888,148     35,766,854
                                  -------------    -----------    ------------
Cash and cash equivalents,
    end of period                 $ 12,546,834     $22,938,795    $23,888,148
                                  =============   =============   ============



See notes to consolidated financial statements.



                      NATIONAL CONSUMER COOPERATIVE BANK
                  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
                           BY OPERATING ACTIVITIES


For the years ended December 31,              1994        1993         1992

Net income                                $ 8,876,862 $ 8,615,979  $ 6,059,577

Adjustments to reconcile net income to net
    cash provided by operating activities
      Decrease (increase) in restricted
         cash account                          12,816  (1,857,794)  (6,503,725)
      (Increase) decrease in accrued
         interest receivable                 (540,965)    229,080     (110,878)
      Net trading account activity                                  (3,858,228)
      (Increase) decrease in loans held
         for sale                          (6,240,956) 25,355,863   13,043,928
      (Increase) decrease in other assets,
         net of real estate owned          (1,334,123) (4,068,396)     210,286
      Increase (decrease) in accounts
         payable and other accrued
         expenses                           1,348,271   1,554,415     (709,986)
      Increase (decrease) in accrued
         interest payable                     593,451    (992,058)    (471,979)
      Increase (decrease)in deferred
         income                               240,838     (53,292)     937,632
      Provision for loan losses               878,401   1,703,907    2,098,986
      Depreciation and amortization, net    4,335,318   2,917,286    2,577,868
      Gain on sale of assets, net          (2,901,782) (7,975,854)  (2,162,729)
      Gain (loss) on hedges of loans
         held for sale                        401,101     473,677     (317,646)
      Other, net                              672,802     326,349      915,020
                                          ----------- -----------  -----------
Net cash provided by operating activities $ 6,342,034 $26,229,162  $11,708,126
                                          =========== ===========  ===========









See notes to consolidated financial statements



                         NATIONAL CONSUMER COOPERATIVE BANK
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

          Available-for-sale - Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as a separate componant of member's equity. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

          Held-to-maturity - Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

          Prior to the adoption of SFAS No. 115, NCB carried securities with the intention to be held to maturity at amortized cost, securities intended for sale were carried at the lower of cost or fair value and securities held for trading were carried at fair value. Changes in the carrying value of securities held for sale and trading securities were included in income as security gains or losses.

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

          Leasing operations consist principally of leasing equipment under direct financing leases expiring in various years through 2000. All lease financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.

Allowance for Loan Losses

          The allowance for loan losses is a valuation allowance which management believes to be adequate to cover anticipated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. Changes in economic conditions and economic prospects of borrowers can occur quickly and, as a result, impact the estimates made by management. When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB recognizes an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due to the contractual terms of the loan.

Loan-Origination Fees, Commitment fees, and Related Costs

          Loan fees received are accounted for in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans. Fees relating to expired commitments are recognized as non-interest income. If a commitment is exercised during the commitment period, the fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Loan-Servicing Rights

          The cost of loan-servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues.
When participating interest in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing" is amortized over the estimated life using a method approximating the level-yield method.

          The cost of loan-servicing rights purchased, the excess servicing, and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues. NCB evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives.

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

Income Taxes

          The National Consumer Cooperative Bank Act Amendments of 1981 (P.L. 97-35) provide that, effective January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T, NCB issues its member-borrowers patronage refunds, which are tax deductible to NCB thereby reducing its taxable income.
Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

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

Fair Value of Financial Instruments

          Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resultant fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

          The carrying amount approximates fair value.

Investments

          Fair values are based on quoted market prices for identical or comparable securities.

Loans and lease financing

          For adjustable rate commercial loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values. The fair market value of other adjustable rate loans is estimated by discounting the future cash flows assuming that the loans mature on the next repricing date using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and of other loans and leases, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities. The fair value of loans held for sale are based on market prices for similar loans sold in the secondary market adjusted for differences in loan characteristics.

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

2.   Financial Instruments with Off-Balance Sheet Risk

          NCB is a party to financial instruments with off-balance sheet risk. NCB uses such instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps, forward commitments to sell loans and financial futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notinal amounts of those instruments reflect the extent of involvement, but not exposure, that NCB has in particular classes of financial instruments.

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


          The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments December 31, are as follows: (amounts in thousands):

                                            Contract or         Estimated
                                          Notional Amounts      Fair Value
                                           1994     1993       1994    1993
Financial instruments whose contract
  amounts represent credit risk:
        Commitment to extend credit      $198,691 $128,960     $847    $744
        Standby letters of credit          29,600   24,174      250     132


     Derivative Financial Instruments Held or Issued for Purposes Other Than Trading

          NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its own exposure to fluctuations in interest rates. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate risk. These instruments included interest rate swaps, financial future contracts, forward commitments, and option-like contracts such as caps, floors, and collars.

          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $1,108,000, representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps are treated as an adjustment to interest expense/income on the hedged asset or liability.


          Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/sells these contracts to hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. Gains and losses from these contracts are deferred until the time of disposition of the asset or liability.


          NCBSB and NCB enter into forward commitments to sell a portion of its production of loans to Federal National Mortgage Association and Residential Funding Corporation. The market value of forward commitments is considered in the lower of cost or market valuation of the loan portfolio held for sale.

          NCB purchases or sells caps, floors, and collars to its customers in the normal course of business. Caps, floors, and collars are option-like contracts that provide the holder with benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements, generally in return for a premium paid at inception by the holder to the issuer. NCB offsets its risks associated with providing these products to its customers by executing offsetting positions with other companies.

          The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows: (amounts in thousands):

                                    Contract or
                                  Notional  Amounts  Estimated Fair Value
                                     1994     1993     1994      1993
Financial instruments whose notional
 or contract amounts exceed the
 amount of credit risk:

  Forward commitments             $    703 $  7,485  $    703 $  7,485
  Financial futures contracts       43,900   41,200    43,619   41,235
  Interest rate swap agreements
      In a net receivable position 116,000   136,000  116,866   150,809
      In a net payable position   (116,000) (136,000)(115,758) (136,034)


3.    Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:

                                            1994               1993

Cash in bank                            $ 4,633,405        $15,562,652
Securities
 Federal funds                            5,933,242          4,559,252
 Money market securities                    863,971            177,049
 Commercial paper                                              500,000
 Certificates of deposit, mutual funds
  and repurchase agreements               1,116,216          2,139,842
                                        -----------        -----------
                                        $12,546,834        $22,938,795
                                        ===========        ===========

          At December 31, 1994 and 1993, restricted cash of $8,348,703 and $8,361,519 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.



4.  Investment Securities

          At December 31, 1993, NCB transferred $26,406,171 of securities designated as trading to the available-for-sale category in order to reflect management's future investment strategies and policies in accordance with SFAS 115. The securities consisted of $16,513,223 in corporate bonds and $9,892,948 in US Treasury and Agency obligations.

          The composition of investment securities available for sale at December 31, is as follows:






                                                   1994
                             --------------------------------------------------
                                 Gross      Gross        Gross
                               Amortized  Unrealized   Unrealized     Fair
                                 Cost       Gains        Losses       Value
                             --------------------------------------------------
US Treasury and Agency
 obligations                 $15,349,852   $   535   $  819,592     $14,530,795
Corporate bonds               10,367,358     5,268      407,656       9,964,970
Mutual funds                   1,566,704                 56,785       1,509,919
Money Market                     901,254                143,351         757,903
                             -----------   -------   ----------     -----------
                             $28,185,168   $ 5,803   $1,427,384     $26,763,587
                             ===========   =======   ==========     ===========

                                                   1993
                             --------------------------------------------------
                                 Gross      Gross        Gross
                               Amortized  Unrealized   Unrealized     Fair
                                 Cost       Gains        Losses       Value
                             --------------------------------------------------
US Treasury and Agency
 obligations                $ 9,743,048  $ 152,116   $ 2,216     $ 9,892,948
Corporate bonds              15,110,142     99,880       134      15,209,888
Mutual funds                    525,207                              525,207
Money Market                    856,963               78,835         778,128
                            -----------  ---------   -------     -----------
                            $26,235,360  $ 251,996   $81,185     $26,406,171
                            ===========  =========   =======     ===========

          The maturities of investment securities available-for-sale at December 31, 1994 are as follows:
                                      Amortized
                                        Cost         Fair Value
                                     --------------------------
Within 1 year                        $ 6,000,118    $ 5,756,592
After 1 year through 5 years          16,647,476     15,890,197
After 5 years through 10 years         2,878,823      2,653,445
After 10 years                         2,658,751      2,463,353
                                     -----------    -----------
                                     $28,185,168    $26,763,587
                                     ===========    ===========

      The composition of investment securities held-to-maturity at December 31, is as follows:

                                                      1994
                              -----------------------------------------------
                                Gross       Gross       Gross
                              Amortized   Unrealized  Unrealized      Fair
                                Cost        Gains       Losses        Value
                              -----------------------------------------------
US Treasury and Agency
 obligations                  $2,466,000  $  26,694  $             $2,492,694

Other investments              1,091,000                            1,091,000
                              ----------  ---------  -----------   ----------
                              $3,557,000  $  26,694  $             $3,583,694
                              ==========  =========  ===========   ==========



                                                 1993
                              -----------------------------------------------
                                Gross       Gross      Gross
                              Amortized  Unrealized  Unrealized       Fair
                                Cost       Gains       Losses         Value
                              -----------------------------------------------
US Treasury and Agency
 obligations                  $1,986,393    $ 1,222   $            $1,987,615

Other investments              1,394,305                            1,394,305
                              ----------    -------   ----------   ----------
                              $3,380,698    $ 1,222   $            $3,381,920
                              ==========    =======   ==========   ==========

      At December 31, 1994 and 1993, all securities held-to-maturity were due within one year. In 1994 and 1993, securities available for sale totalling $14,100,000 and $10,217,820 were sold resulting in a gain of $12,463 and $85,078, respectively. There were no sales of securities classified as held-to-maturity during 1994, 1993 and 1992 or available-for-sale during 1992.
The change in net unrealized holding gain or (loss) on trading securities that has been included in earnings for 1993 and 1992 are $170,813 and $(18,827), respectively. NCB held two investment securitites at December 31, 1994, with an amortized cost of $2,000,000 and fair value of $1,918,250, that were callable.

5.   Loan Servicing

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1994 and 1993 are $854,863,013 and $845,499,672, respectively.

6.    Loans and Lease Financing

      Loans and leases outstanding by category at December 31 are as follows:

                                             1994         1993
                                        -----------  ------------
Commercial loans                        $246,796,452 $223,682,372
Real estate loans
       Construction                          999,349    5,778,923
       Residential                       187,010,904  170,570,593
       Loans held for sale                46,515,785   40,274,829
       Commercial                         10,300,718   10,577,263
Lease financing                            9,466,339    6,829,442
                                        ------------  -----------
                                        $501,089,547 $457,713,422
                                        ============ ============

               NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:
                               Commercial Loans    Real Estate Loans
                               ----------------    -----------------
                               1994      1993      1994     1993
By Region
  Northeast                    33.1%     38.0%     56.7%     53.0%
  South Atlantic                8.5      11.0      17.5      21.4
  Central                      28.3      28.6      18.4      19.2
  West                         30.1      22.4       7.4       6.4
                              ------    ------    ------    ------
                              100.0%    100.0%    100.0%    100.0%
                              ======    ======    ======    ======



                                         Percentage of Total
                                            Loan Portfolio

                                          1994       1993
                                        ----------------------
By Borrower Type
  Real estate
    Construction                           0.2%       1.3%
    Residential                           46.6       46.0
    Commercial                             2.1        2.3
  Commercial
    Food processing and distribution      25.1       22.9
    Financial services                     5.1        6.4
    Medical service and supplies           4.3        5.1
    Other                                 16.6       16.0
                                         ------     ------
                                         100.0%     100.0%
                                         ======     ======

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

          The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows (amounts in thousands):


                              Carrying Amount   Estimated Fair Value
                              ---------------   --------------------
                              1994      1993      1994       1993
                              --------------------------------------
Commercial
  Fixed rate loans          $ 51,424  $ 46,415  $ 49,365   $ 47,017
  Adjustable rate loans      195,372   177,267   194,150    201,410
Real Estate
  Loans held for sale         46,515    40,275    44,799     43,256
  Portfolio-fixed rate        34,653    25,637    33,077     25,982
  Portfolio-adjustable       163,660   161,289   160,394    165,045
Lease financing                9,466     6,830     9,686      7,328
                             -------   -------   -------   --------
                            $501,090  $457,713  $491,471   $490,038
                            ========  ========  ========   ========

7.  Nonperforming Assets

          The loan portfolio includes loans on which NCB is not currently accruing interest income. The total outstanding principal of these loans at December 31, 1994, 1993, and 1992, and the effect on interest income for the years then ended, are as follows:

                                 1994       1993        1992
                              ---------------------------------
Principal outstanding         $ 722,877   $ 886,313  $4,207,350
                              =========   =========  ==========
Gross amount of interest
  that would have been
  recorded at original rates  $  61,899   $ 118,145  $  597,623
Less interest received            2,139      26,040     164,259
                              ---------   ---------  ----------
Interest income not recorded  $  59,760   $  92,105  $  433,364
                              =========   =========  ==========

          The loan portfolio includes loans that have been renegotiated with a reduced interest rate, or with an extension of payment of principal and interest. The total outstanding principal of these loans at December 31, 1994, 1993 and 1992, and the effect on income for the years then ended are as follows:

                                 1994       1993       1992
                              ---------------------------------
Principal outstanding         $2,142,778 $2,283,149  $3,428,208
                              ========== ==========  ==========
Gross amount of interest
  that would have been
  recorded at original rates  $  287,702 $  296,697  $  413,492
Less interest received           148,909    178,491     259,672
                              ---------- ----------  ----------
Interest income not recorded  $  138,793 $  118,206  $  153,820
                              ========== ==========  ==========

          At December 31, 1994, there are no commitments to lend additional funds to borrowers whose loans are non-performing.

          At December 31, 1994 and 1993, NCB has real estate owned through foreclosure and in-substance foreclosures of $300,000 and $171,663, respectively, which are classified as other assets.

8.  Allowance for Loan Losses

          The following is a summary of the activity in the allowance for loan losses:
                                    1994         1993          1992
                                ---------------------------------------
Balance at beginning of year    $12,309,359   $10,418,687   $ 8,706,011
Provision for loan losses           878,401     1,703,907     2,098,986
Charge-offs                        (319,592)     (252,384)     (416,269)
Recoveries of loans previously
  charged off                       163,331       439,149        29,959
                                -----------   -----------   -----------
Balance at end of year          $13,031,499   $12,309,359   $10,418,687
                                ===========   ===========   ===========

          The allowance for loan losses is 2.6%, 2.7%, and 2.3% of loans and lease financings at December 31, 1994, 1993, and 1992, respectively.

9.  Transactions with Related Parties

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

          For the year ended December 31, 1994 loans to affiliated cooperatives, directors, officers, and their family members have the following outstanding balances:

                        January 1,                          December 31,
                          1994      Additions  Deductions       1994
                      -------------------------------------------------
Loans to affiliated
  cooperatives        $39,466,815  $ 2,277,070 $11,415,905  $30,327,980

Loans to directors,
  officers, and family
  members                 686,495      137,960     322,343      502,112
                      -----------  ----------- -----------  -----------
                      $40,153,310  $ 2,415,030 $11,738,248  $30,830,092
                      ===========  =========== ===========  ===========
Percent of loans
  outstanding                8.8%                                   6.2%
                      ===========                           ============

          During 1994, 1993, and 1992, NCB recorded interest income of $2,675,104, $4,009,647, and $3,227,699 respectively on loans to related parties.

          Included in the analysis of loans outstanding to affiliated cooperatives as of December 31, 1994 is a $50 million loan to The Co-operative Central Bank. This loan is serviced by NCB Mortgage
Corporation and is 80% participated to outside banks without recourse to NCB. NCB has adequately reserved for the $10 million exposure associated with the 20% share it retained. The loan is secured by US Government guaranteed obligations equal to 110% of the outstanding balance. The Co-operative Central Bank is an organiztionwith which an NCB director is affiliated. Said director's term will expire in April 1995.

          In 1984, the Community Enterprise Development Corporation of Alaska
(CEDC) entered into a contract to provide NCB with services related to loan origination and servicing of loans within the State of Alaska. CEDC is an organization with which an NCB director was affiliated. The director retired from NCB's Board upon expiration of his term in April 1993. Fees paid by NCB under this contract for the years ended December 31, 1993 and 1992, totalled $267,000 and $184,000, respectively. This contract expired in 1993.

          Certain NCB affiliates, and certain directors and officers of NCB
and NCBSB, have deposits with NCBSB.   Such deposits, aggregated $2,390,696
and $1,293,422 as of December 31, 1994 and 1993, respectively.


10. Premises and Equipment

          Premises and equipment as of December 31 consist of the following:

                                      1994        1993
                                   ----------   ----------
Furniture and equipment            $2,266,851   $1,969,052
Leasehold improvements              1,547,096    1,502,976
Other                               1,396,178    1,237,262
                                   ----------   ----------
                                    5,210,125    4,709,290
Less:  Accumulated depreciation
    and amortization               (3,130,762)  (2,681,246)
                                   ----------   ----------
                                   $2,079,363   $2,028,044
                                   ==========   ==========

11. Leases

          NCB leases its headquarters in Washington, D.C. through April 1, 2002. NCB also leases premises for its regional offices with expiration dates between January 31, 1995 to January 6, 1999. These leases are all non-cancelable operating leases.

          Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1994 are as follows:

          1995                     $ 1,546,175
          1996                       1,542,557
          1997                       1,553,110
          1998                       1,558,200
          Thereafter                 4,494,436
                                   -----------
                                   $10,694,478
                                   ===========
          Rental expense on premises and office equipment in 1994, 1993, and 1992 is $1,677,412, $1,669,165, and $1,560,633, respectively.

          During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1994 and 1993, the unamortized lease incentive is $1,418,917 and $1,524,243, respectively.


12. Deposits

          Deposits as of December 31 are summarized as follows:


                                            1994                   1993
                                          Weighted               Weighted
                                          Average                Average
                                Balance     Rate       Balance     Rate
                              -------------------------------------------
Balances by type
  Passbook accounts           $ 3,671,496   3.00%   $ 5,739,247    3.40%
  Money market demand and
    NOW accounts               12,975,248   2.65     33,656,940    2.37
  Fixed-rate certificates
    Less than $100,000         32,591,552   5.05     17,007,650    4.08
    More than $100,000          9,680,253   4.08     10,527,597    4.05
                              -----------   -----   -----------   ------
                              $58,918,549   4.23%   $66,931,434    2.92%
                              ===========   =====   ===========   ======

          The contractual maturity of certificate accounts at December 31, 1994 is as follows:

Year Ending December 31                                Amount
- ----------------------------------------------------------------
    1995                                             $34,374,000
    1996                                               4,664,000
    1997                                               1,766,000
    1998                                                 864,000
    1999                                                 287,000
    2000 and thereafter                                  317,000
                                                     -----------
                                                     $42,272,000
                                                     ===========

          The estimated fair value of deposits is $58,353,000 and $66,901,000 at December 31, 1994 and 1993, respectively.



13. Short-Term Borrowings

    Revolving credit facilities

          NCB has $191,000,000 of revolving lines of credit, $120,000,000 of which are committed until December 15, 1997.

          Interest expense from borrowings under the revolving line of credit facilities is $1,875,744, $774,657, and $2,302,708, in 1994, 1993, and 1992,
respectively. The following is a summary of the borrowings under the facility for the years ended December 31:
                                            1994               1993
                                        --------------------------------
Borrowings outstanding
       at December 31                   $ 91,000,000        $ 31,500,000
Available capacity
       at December 31                    100,000,000         148,500,000
Average line of credit borrowings
       outstanding during the year        37,711,150          20,856,575
Maximum borrowings during the year        91,000,000          88,000,000
Weighted average borrowing rate
       During the year                           4.9%                3.7%
       At December 31                            6.2%                3.6%

               Borrowing rates under the revolving credit facility are indexed off the prime rate, federal funds rate, certificate of deposit rates or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 1994, commitment fees for the line of credit are .20% on $120 million and .125% on $50 million. Total commitment fees paid for revolving credit facilities are $458,335, $538,630, and $571,875, in 1994, 1993, and 1992, respectively. All borrowings under the facility which are outstanding at expiration of the facility are due at that time.

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

         Estimated fair value

               The carrying amounts and respective estimated fair values of short term borrowings at December 31, 1994 and 1993 are as follows (amounts in thousands):
                                Carrying Amount      Estimated Fair Value
                              -----------------      --------------------
                                1994      1993        1994         1993
                              -------------------------------------------
Line of Credit                $91,000   $31,532     $90,995      $31,492
Advances from Federal Home
  Loan Bank                         8        10           8           10
Other                           1,031     2,040       1,031        2,040
                              -------   -------     -------      -------
                              $92,039   $33,582     $92,034      $33,542
                              =======   =======     =======      =======

14.    Long-term Debt

               The following is a schedule of outstanding long-term debt at December 31, 1994:
                            Amount           Rate      Maturity
                         --------------------------------------
                         $ 25,000,000        10.15       1995
                           19,000,000         8.18       1997
                           18,000,000         8.32       1997
                           10,000,000         8.27       1997
                           13,000,000         8.44       1998
                           13,000,000         8.84       2000
                            7,000,000         8.85       2000


               NCB has entered into an agreement with a major insurance company whereby NCB has the option to borrow up to $50 million for terms as long as 5 years. This agreement expires in December 1996. In addition, NCB entered into an agreement to borrow, by March 31, 1995, $12 million from two other insurance companies for a term of five years.

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

               The carrying amount and respective estimated fair value of long-term borrowings at December 31, 1994 and 1993 are as follows (amounts in thousands):


                                Carrying Amount   Estimated Fair Value
                                ---------------   --------------------
                                1994       1993      1994       1993
                              ----------------------------------------

Long-term debt                $105,000  $130,000   $103,191   $135,232
                              ========  ========   ========   ========

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


               The notes require that proceeds from the sale of Classes B and C Stock be applied annually toward the repayment of the notes. In 1994, no payment was made while in 1993, $314,622 was applied toward repayment of these notes. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay these notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100 million. The remaining $80 million would be obtained through the issuance of preferred stock or subordinated debt. As of December 31, 1994, NCB had designated investments of $2 million for this fund.

               The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated Class A notes.

               The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts and respective estimated fair values of the subordinated Class A notes at December 31, 1994 (in thousands):

                                   Next       Carrying  Estimated
        Index          Rate   Repricing Date   Amount   Fair Value
- ------------------------------------------------------------------
91-day  Treasury rate 4.79%   January 1, 1995 $ 53,553  $ 53,511
 3-year Treasury rate 4.24    October 1, 1996   36,883    34,655
 5-year Treasury rate 8.47    October 1, 1995   55,281    55,437
10-year Treasury rate 8.82    October 1, 2000   37,210    38,461
                                              --------  --------
                                              $182,927  $182,064
                                              ========  ========
16. Common Stock and Members' Equity

          NCB's common stock consists of Class B Stock owned by its borrowers, Class C Stock owned by cooperatives eligible to borrow from NCB, and Class D non-voting Stock owned by others.



                               1994                       1993
                    --------------------------   -------------------------
                    Class B  Class C   Class D   Class B  Class C  Class D
                    --------------------------   -------------------------
Par value per share $    100 $     100 $    100  $    100 $    100 $    100
Shares authorized    700,000   300,000  100,000   700,000  300,000  100,000
shares issued and
  outstanding        678,231   248,446        3   596,711  205,738        3


17. Regulatory Capital and Retained Earnings of NCBSB

          In connection with the insurance of savings accounts, NCBSB is required to maintain minimum amounts of regulatory capital. If the savings bank fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund, the savings bank, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.


          NCBSB's capital exceeds the minimum capital requirements at December 31, 1994. The following table summarizes the NCBSB's capital at December 31, 1994:

                              Tangible     Core      Risk-Based
                               Capital    Capital      Capital
                            ------------------------------------
NCBSB's regulatory capital  $ 8,074,000 $ 8,328,000  $ 8,852,000
Minimum regulatory capital
  require                     1,010,000   2,019,000    3,351,000
                            ----------- -----------  -----------
NCBSB's regulatory capital
  in excess of minimum
  requirement               $ 7,064,000 $ 6,309,000  $ 5,501,000
                            =========== ===========  ===========
NCBSB's regulatory capital
  as a percent of assets         11.99%      12.37%       21.13%
                                 ======      ======       ======
Minimum regulatory capital
  required as a percent
  of assets                        1.5%        3.0%         8.0%
                                  =====       =====        =====
Asset base used for capital
  purposes                  $67,312,000 $67,312,000  $41,890,000
                            =========== ===========  ===========

          NCBSB's management believes that, under the current regulations, NCBSB will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of NCBSB, such as increased interest rates or a downturn in the economy in areas where NCBSB has most of its loans, could adversely affect future earnings and, consequently, the ability of NCBSB to meet its future minimum capital requirements.

          The Office of Thrift Supervision regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1994, retained earnings available for cash dividends were approximately $2,618,000.

18. Employee Benefits

          Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 1994, 1993, and 1992 is $322,065, $241,309, and $280,401, respectively.

          NCB maintains an employee thrift plan organized under IRS Code
Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 1994, 1993, and 1992 are $251,600, $234,246, and $248,417, respectively.

19. Income Taxes

          Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's Federal income tax to insignificant amounts. In September 1994, NCB converted $12,844,968 of allocated surplus to common stock. In 1995, NCB anticipates that it will declare a patronage dividend for 1994 of $8,814,942. The anticipated cash portion of the patronage dividend in 1995 of 1994 earnings is shown as dividends payable. The anticipated stock portion of the partonage dividend in 1995 of 1994 earnings has been added to allocated retained earnings at December 31, 1994. Patrons of NCB receiving such patronage dividends consent to include them in their income.

          At December 31, 1994, NCB has available for federal income tax purposes net operating loss (NOL) carryforwards of approximately $550,000 which expire in varying amounts through 1995. These net operating loss carryforwards can only be used to offset future patronage sourced income and thus do not create a deferred tax asset.

          The provision for income taxes consists of the following:

                                   Year Ended December 31,
                            ----------------------------------
                                1994       1993         1992
                            ----------------------------------
Current tax expense
  Federal                   $ 602,358   $1,129,171   $ 669,453
  State and local                           56,234     262,630
                            ---------   ----------   ---------
  Total current               602,358    1,185,405     932,083
                            ---------   ----------   ---------
Deferred tax (expense) benefit
  Federal                       6,242     (351,602)   (261,020)
  State and local             (24,070)      12,195      (8,919)
                            ---------   ----------   ---------
  Total deferred              (17,828)    (339,407)   (269,939)
                            ---------   ----------   ---------
Total provision             $ 584,530   $  845,998   $ 662,144
                            =========   ==========   =========

          The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                   Year Ended December 31,
                            -----------------------------------
                               1994        1993         1992
                            -----------------------------------
Statutory U.S. tax rate     $3,216,873  $3,217,072   $2,254,777
Patronage dividends         (2,401,410) (1,970,383)  (1,632,001)
NOL carryforward                          (408,000)    (272,000)
State and local taxes         (169,428)     45,163      169,614
Other                          (61,505)    (37,854)     141,754
                            ----------  ----------   ----------
Income tax provision        $  584,530  $  845,998   $  662,144
                            ==========  ==========   ==========


          Deferred tax assets and liabilities are comprised of the following at December 31, 1994 and 1993:
                                           1994         1993
                                        -----------------------
Deferred commitment fees                $156,358       $148,963
Allowance for loan losses                653,904        507,528
Other                                    128,016         62,276
                                        --------       --------
Gross deferred tax assets                938,278        718,767

Valuation allowance                     (181,189)      (157,788)
                                        --------       --------
Net deferred tax assets                  757,089        560,979
                                        --------       --------
Original issue discount                 (155,800)
Federal Home Loan Bank stock dividends   (19,485)
Other                                    (33,992)       (30,995)
                                        --------       --------
Gross deferred tax liabilities          (209,277)       (30,995)
                                        --------       --------
                                        $547,812       $529,984
                                        ========       ========

20. Income Available for Dividends on Class C Stock

          Under an existing long-term debt agreement, the aggregate amount of cash dividends on Class C Stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends on any calendar year may not exceed 20% of NCB's taxable income for such calendar year.

          Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C Stock at a rate greater than the statutory interest rate payable on subordinated Class A notes. Those rates for 1994, 1993, and 1992 are 6.3%, 5.4%, and 6.0%, respectively.
Consequently, the amounts available for payment on the Class C Stock for 1994, 1993, and 1992 are $1,552,789, $1,110,983 and $1,234,656, respectively.

Independent Auditors' Report



To the Board of Directors and
Members of National Consumer Cooperative Bank

We have audited the accompanying consolidated balance sheets of National Consumer Cooperative Bank and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1992 were audited by other auditors whose report, dated January 29, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1994 and 1993 consolidated financial statements present fairly, in all material respects, the consolidated financial position of National Consumer Cooperative Bank and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.




Washington, D.C.
January 19, 1995





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of NCB and the positions held by each are as follows:

                         Position                Year First    End of
                                                 Appointed     Term      Age

Jeremiah J. Foley       Chairman of the Board of
                        Directors and Director       1988       1995      54

Charles E. Snyder       President and Chief
                        Executive Officer            1983         -       41

Leo H. Barlow           Director                     1993        1996     42

Richard G. Biernacki    Director                     1988        1995     60

Harry J. Bowie          Director                     1991        1995     59

Jerry W. Davis          Director                     1990        1996     55

Edward J.
     Dirkswager, Jr.    Vice Chairman of the Board
                        of Directors and Director    1990        1996     56

Thomas D. Henrion       Director                     1991        1997     51

Gordon E. Lindquist     Director                     1988        1995     65

Terry Lewis             Director                     1991        1997     47

Mary Ann Rothman        Director                     1993        1996     52

Wally Smith             Director                     1990        1997     47

Frank B. Sollars        Director                     1980        1995     73

John K. Stewart         Director                     1988        1995     60

Dr. Robert L.
 Thompson               Director                     1989        1997     60

Caroline Blakely        Corporate Vice President,
                        Real Estate Division
                        President, NCB Mortgage
                        Corporation, President and
                        Director, NCB 1, Inc.,
                        President and Director,
                        NCB Insurance Brokers, Inc.  1992          -      40

Margaret A. Cheap       Corporate Vice President,
                        Executive Director, NCB
                        Development Corporation      1980          -      43

Charles H. Hackman      Corporate Vice President,
                        President and Director,
                        NCB Financial Corporation
                        Vice President and Director,
                        NCB Savings Bank, FSB
                        Vice President and Director,
                        NCB Insurance Brokers, Inc.  1984          -      50

Mark W. Hiltz           Corporate Vice President,
                        Special Assets               1982          -      47

Bradford T. Nordholm    Corporate Vice President,
                        Corporate Banking Division
                        President and Director, NCB
                        Business Credit Corporation
                        President and Director,
                        Cooperative Funding
                        Corporation, Vice President
                        and Director, NCB Investment
                        Advisers, Inc., President, NCB
                        Retail Finance Corporation   1984          -      38

Kenneth A. Payton       President, NCB Savings
                        Bank, FSB                    1994          -      61

Marlon W. Pickles       Corporate Vice President     1985          -      63

Richard L. Reed         Senior Vice President and
                        Chief Financial Officer,
                        Treasurer, NCB Mortgage
                        Corporation, Vice President
                        and Director, NCB Savings
                        Bank, FSB, Vice President,
                        Treasurer, and Director,
                        NCB Investment Advisers,
                        Inc., Treasurer, NCB
                        Business Credit
                        Corporation                 1985          -      36

Barry W. Silver         Corporate Vice President,
                        Credit Policy, Vice
                        President and Director,
                        NCB Savings Bank, FSB       1992          -      48


Terry D. Simonette      President, NCB Development
                        Corporation                 1991          -      45

Nominees For Directorships

Joseph Cabral
Peter Crear
Richard C. Koven
Richard B. Levine
J. Christopher Michael
Ralph Paige
Alfred A. Plamann
Bob Sather
Martha E. Stark
Sylvia Echave Stock
Edward Yaker

     Jeremiah J. Foley has been Vice President of The Co-operative Central Bank and Vice President of The Co-operative Bank Investment Fund since 1984.

     Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB from 1983 to December 1991.

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

     Edward J. Dirkswager, Jr. is a Principal at Partners Consulting Group, Ltd. He was formerly the Chief Executive Office of LAMAT, Inc.

     Thomas D. Henrion has been President and Chief Operating Officer of the Food Servicing Purchasing Cooperative, Inc., Louisville, Kentucky since 1980. He also serves as President and Chief Executive Officer of KFC Mutual Insurance Company, Ltd., Hamilton, Bermuda.

     Terry Lewis has been President of the National Association of Housing Cooperatives since 1987.

     Gordon Lindquist is a Principal of Lindquist and Associates. He was formerly the President and Chief Executive Officer of Mutual Service Insurance Companies from 1983 to 1989.

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

     Frank B. Sollars is an Ohio farmer. He is a retired director and former chairman of the board of Nationwide Mutual Casualty Insurance Company and affiliates.

     John K. Stewart has been President of the John Stewart Company for more than ten years. Previously, he was an officer in a TRW-owned subsidiary corporation which developed public and HUD-assisted and insured housing.

     Dr. Robert L. Thompson is President and Chief Executive Officer of Winrock International. Previously, he was Dean of Agriculture, Purdue University, Assistant Secretary for Economics of the U. S. Department of Agriculture, a senior staff economist at the President's Council of Economic Advisors, and a professor of agricultural economics at Purdue University.

     Caroline E. Blakely became a Corporate Vice President, Real Estate Division in 1994. She was formerly a Senior Vice President from 1993 to 1994 and a Vice President from 1992 to 1993. Previously, she was a shareholder and attorney in Fields and Director, PC with a practice in corporate and real estate law from 1991 to 1992 and was a shareholder and attorney with Golden Freda & Schraub, PC with a practice in corporate and real estate law from 1985 to 1991.

     Margaret A. Cheap has been Executive Director of NCB Development Corporation since 1991. From 1986 to 1991, she was President of NCB Development Corporation. Previously, Ms. Cheap, who has been with NCB since 1980, was in charge of regional operations and then in charge of business development for NCB.

     Charles H. Hackman is a Corporate Vice President with NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB since 1984, and President of NCB Financial Corporation since its inception in 1988. Previously, he was Vice President, Credit Administration of Equitable Bank, N.A., Baltimore.

     Mark W. Hiltz became Corporate Vice President and Manager of Special Assets in 1994. He was Senior Vice President of the Special Assets Division since 1986. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

     Bradford T. Nordholm has been Corporate Vice President, Corporate Banking Division, since 1988 and President of NCB Business Credit Corporation since 1990. Prior to that he was Senior Vice President of NCB from 1985 to 1988 and was a Vice President from 1984 to 1985. In addition, Mr. Nordholm was President of NCB Mortgage Corporation from 1987 to 1991. Previously, he was Manager, Corporate Finance, of Interregional Service Corporation.

     Kenneth A. Payton was named President and Chief Executive Officer of NCB Savings Bank, FSB in 1994. Previously, he was the President and CEO of Citizens Savings Bank Co. in 1992. He has served in various executive capacities at Fifth Third Bank from 1986 to 1992 before being promoted to President and CEO of Fifth Third Trust Co. and Savings Bank, FSB, Florida.

     Marlon W. Pickles has been Corporate Vice President, Special Assets, of NCB since 1985. Previously, he was a self employed management consultant to financial institutions, primarily in the area of loan workouts.

     Richard L. Reed was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.

     Barry W. Silver has been Corporate Vice President, Credit Policy, of NCB since January, 1993 and Senior Vice President, Credit Policy of NCB from January, 1992 to January, 1993. Previously, he served as a senior lending officer for NCB from 1980 to 1992

     Terry D. Simonette has been the President and Chief Operating Officer of NCB Development Corporation since 1992. From 1984 to 1991, he served as Vice President of NCB Development Corporation.

Nominees for Directorships

     Joseph Cabral has been the President and Chairman of the Board of Chatsworth Products, Inc. since its inception in June 1991. He also serves as President of the California chapter of the ESOP Association and a member of the Executive Board of the ESOP Association State/Regional Council.

     Peter Crear is the Executive Vice President and Chief Staff Officer of Credit Union National Association, Inc ( CUNA ). Previously, he was the President and Chief Executive Officer of the Indiana Credit Union League. He also served as President of the Connecticut Credit Union League, Vice President of Information and Technical Services for the Michigan Credit Union Leage and Chairman of the League Service Development Committee of the Association of Credit Union League Executives.

     Ralph C. Koven is a Senior Vice President of Amalgamated Life Insurance Company. He also serves on the Board of Directors of the National Cooperative Business Association, Cooperative Development Fund, National Leadership Coalition Health Care Reform, and the National Coalition of Health Care Cooperatives.

     Richard B. Levine is a financial consultant and vice president of Smith Barney, Inc. since 1982. He was previously president of the New York Mercantile Exchange. He has served on the policy board of the American Council for Capital Formation and has served on the Commodity Futures Trading Commission's Committee on Market Regulation.

     J. Christopher Michael is the President and Chief Executive Officer of Associated Wholesalers, Inc. He has also served on the Board of Directors of Shurfine Eastern, Inc. and currently holds the position of President and Chairman of the Board.

     Ralph Paige has been Executive Director of the Federation of Southern Cooperatives/Land Assistance Fund since 1985. He has been a board member of the National Save the Family Farm Coalition and the National League of Rural Voters.

     Alfred A. Plamann is the President and Chief Executive Officer of Certified Grocers of California, LTD. He has served in executive capacity with Atlantic Richfield Co. ( ARCO ) and has served on the board of directors of several of the cooperative's subsidiaries. Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association ( NAWGA ) and the California Grocer's Association
( CGA ), and has been a member of the Industry Relations Committee of the Food Marketing Institute ( FMI ).

     Bob Sather is the Director of Financial Aid for the University of Wisconsin Eau-Claire, and a fellow director with Consumers Cooperative of Eau Claire. He is also the President of Consumers Cooperative Association of Altoona, Wisconsin.

     Martha E. Stark is the Director and Deputy Counsel for Policy and Development, Office of the Manhattan Borough President, New York, New York. She has served on the board of 920 Union Street Cooperative.

     Sylvia Eschave Stock is the President and Chief Executive Officer, Mountain Park Health Center, Phoenix, Arizona. She has served as the board chair, board vice-chair, and the chair of the Nominating Committee of the Arizona Association of Community Health Centers. She is a member of the board of the National Association of Community Health Centers.

     Edward Yaker is the President and Chairman of the Board of the Amalgamated Housing Corporation in Bronx, New York. He also served as co-chair of the executive committee for the Coordinating Council of Cooperatives.


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


                                                                All Other
                                   Annual Compensation        Compensation*
                                   ----------------------------------------
(a)                            (b)        (c)          (d)         (e)
Name and
Principal Position             Year      Salary       Bonus
                               ($)        ($)          ($)         ($)
- ---------------------------------------------------------------------------
Charles E. Snyder,            1994       260,000     64,530      23,264
Pres & CEO                    1993       212,500     47,812      21,507
                              1992       212,500     40,500      27,750

Bradford T. Nordholm          1994       173,300     55,600      21,691
CVP, Banking                  1993       165,000     33,000      20,259
                              1992       165,000     31,300      24,784

Charles H. Hackman,           1994       168,000     51,180      21,345
CVP                           1993       160,000     36,000      19,183
                              1992       160,000     36,750      24,379

Caroline  Blakely,            1994       108,561     58,800      13,796
CVP, Real Estate

Barry Silver,                 1994       121,489     33,400      16,335
CVP, Credit Policy


* The " All Other Compensation" reported for 1994 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401(k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:





               Retirement Plan       Matching 401(k)         Term Insurance
                Contribution         Contribution               Premiums

Mr. Snyder         $11,520              $9,240                  $2,504
Mr. Nordholm        10,398               9,240                   2,053
Mr. Hackman         10,080               9,240                   2,025
Ms. Blakely          6,062               6,062                   1,672
Mr. Silver           7,26                7,268                   1,802

     NCB has entered into a severance agreement with Charles E. Snyder, which provides for certain payments to Mr. Snyder if his employment as NCB's President and Chief Executive Officer terminates other than for cause or as a result of his unilateral voluntary resignation. The agreement provides that, for 90 days after NCB gives notice of Mr. Snyder's termination, he is to receive his full salary as in effect at the time notice is given ( or his prior salary if it had been reduced in the 30 days prior to such notice) as well as continued accrual of vacation and sick leave benefits; and continued medical, dental, life insurance and pension benefits. Following such 90 day period, Mr. Snyder is entitled to receive payments of $11,000 per month for an additional nine months. If, prior to the conclusion of payments under the agreement, Mr. Snyder obtained a new executive position with another firm, payments under the agreement would be terminated or reduced.

     NCB has also entered into a deferred compensation agreement with Mr. Snyder. Under the agreement, Mr. Snyder may elect to defer receipt of a portion of his annual compensation until after his retirement or termination of employment. Interest on deferred amounts will be credited at a rate of 100 basis points above that of a five year U.S. Treasury Note, with such rate to be adjusted and compounded quarterly, or at such rate as NCB may obtain in an interest-earning, federally-insured deposit account.

COMPENSATION OF THE BOARD

     Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant which currently amounts to $387.36 a day, and (2) travel expenses. Directors elected by shareholders are entitled to (1) annual compensation of $7,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended, and (5) travel expenses. The Chairman of the Board is entitled to an additional $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Stock Ownership of Certain Stockholders and Management

     Several of NCB's stockholders own in excess of 5 percent of the outstanding shares of NCB's Class B or Class C stock. The shareholders purchased a portion of this stock in connection with sizable loans made by NCB to them and received a portion of the stock as patronage dividends from NCB. NCB's voting policy, however, does not allocate voting rights solely based on the number of shares of Class B or Class C stock held and prohibits any one stockholder from being allocated more than five percent of the votes allocated in connection with any stockholder action.

     The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1994.


                                  Class B Stock       Class C Stock
  Name and Addresses of         No. of    Percent    No. of   Percent
      Shareholders              Shares    of Class   Shares   of Class

  Co-operative Central Bank    30,500.00   4.31%    27,683.36   11.18%
    265 Franklin Street
    Boston, MA.  92110

  Greenbelt Homes Inc          14,424.28   2.04%    29,292.19   11.84%
    Hamilton Place
    Greenbelt, MD.  20770

  Group Health, Inc (1)        10,999.84   1.56%    14,249.59    5.76%
    2829 Univ. Ave., S.E.
    Minneapolis, MN  55414



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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     The following table sets forth information concerning certain transactions by which NCB and its subsidiaries have made loans or leases to organizations with which NCB directors or executive officers are affiliated. The first column lists the name of the director or executive officer who is affiliated with the loan or lease recipient. The second column sets forth the name of the organization to which the loan or lease was made. (Loans labeled as "personal" were made to the named director or officer). The last three columns list loan balances and interest rates as of the specified dates. The text following the table further describes the nature of the transactions set forth in the table.

     The following loans and leases were made in the ordinary course of NCB's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of uncollectability or present other unfavorable features.


National Cooperative Bank


                                           Largest                    Interest
                                           Balance      Balance as    Rate as
                         Related           since            of          of
Name                     Party             1/1/94        12/31/94     12/31/94

Jeremiah J. Foley    Co-operative
                     Central Bank        $10,000,000    $3,000,000     7.13%
                     National Rural
                     Development             178,815       145,552     9.25

Leo H. Barlow        Sealaska              7,000,000     7,000,000     8.25
                     Sealaska              2,890,217     2,408,521     9.15

Jerry W. Davis       Affiliated Food
                     and Drug                637,394       546,698     9.75
                     Affiliated Food,
                     Inc.                  1,625,615     1,157,710     9.50
                     Kenyan Enterprises      382,605       258,152     9.13
                     Kenyan Enterprises    1,001,459       943,959     9.25
                     Kenyan Enterprises      547,826       410,870     9.13
                     Ralph's Fine Food       446,493       366,799     9.75
                     John Cox Company        319,216       280,788     9.75
                     Buy Rite Food           650,152       499,660     9.07
                     Don Huckaby, Inc.       615,988       519,581    10.87
                     Fisers, Inc.            384,133       304,943     7.75
Thomas Henrion       Food Service
                     Purchasing
                     Cooperative, Inc.       175,605       175,605    various

Mary Ann Rothman     110-118 Riverside
                     Tenants               2,790,000     2,790,000     7.00

Barry S. Silver      International Town
                     and Country             787,911       701,169     6.63

Nominees for Directorship

Joseph A. Cabral     Chatsworth Products   1,703,641     1,618,461     9.50
                     Chatsworth Products     983,800       770,200     9.90

Peter Crear          CUNA Service Group    5,000,000     2,500,000     8.00

Richard C. Korven    Amalgamated Life
                     Insurance Co.           224,600       133,864    12.14
                     Amalgamated Life
                     Insurance Co.            89,157        47,001    12.24
                     Amalgamated Life
                     Insurance Co.            38,835        23,792     8.66
                     Amalgamated Life
                     Insurance Co.            33,557        16,502     7.84

Sylvia E. Stock      Mountain Park Health
                     Center                1,216,443     1,196,855     6.90


NCB Savings Bank,FSB

Charles H. Hackman   Personal                155,000       154,005     7.00


     NCB has a loan outstanding to The Co-operative Central Bank of which Mr. Jeremiah Foley is Vice President. This revolving line of credit was established prior to Mr. Foley's election to the Board of Directors. The Co-operative Central Bank has a $50MM line of credit of which NCB owns a 20% interest. Ms. Cindy Foley, wife of Mr. Foley, is a director of National Rural Development ( NRD ). NCB currently has a loan with NRD.

     NCB has two loans outstanding with Sealaska Corporation of which Mr. Barlow is President and Chief Executive Officer. The first loan was used to provide working capital financing and the second loan was used to refinance a real estate term loan.

     NCB has one loan outstanding to Affiliated Food Stores, Inc. and another loan outstanding to Affiliated Food and Drug, a wholly-owned subsidiary of Affiliated Food Stores, Inc. of which Mr. Jerry W. Davis is President and Chief Operating Officer. The loans were made in 1990 for the purpose of purchasing twelve existing retail drug stores and purchasing a computer system. Affiliated Food Stores is the guarantor of certain loans held by NCB which are listed in the above schedule. These loans were made to members of the Affiliated Food Cooperative for working capital and purchase of inventory.

     NCB has a line of credit transaction with Food Service Purchasing Cooperative, Inc., ( FSP ) of which Mr. Henrion is president. The purpose of this facility is to guarantee loan commitments made by NCB to members of the FSP.

     NCB has one loan outstanding to 110-118 Riverside Tenants of which Ms. Rothman is a member of the cooperative. The loan was made to fund capital improvements for the housing cooperative.

     Mr. Silver, an officer of NCB, is a member of the Board of the International Town and Country Club. This loan predates Mr. Silver's membership in the club.

     NCB has two loans outstanding to Chatsworth Products, Inc. of which Mr. Joseph A. Cabral is the President and Chairman of the Board. The loans were made to purchase equipment.

     NCB has a line of credit to CUNA Service Group of which Peter Crear is the Executive Vice President and Chief Staff Officer. The loan was made to provide working capital.

     NCB has four equipment leases outstanding with Amalgamated Life Insurance Company of which Ralph C. Koven is a Senior Vice President. The leases were made for computer equipment and for certain fixtures.

     NCB has a loan with Mountain Park Health Center of which Sylvia E. Stock is the President and Chief Executive Officer. The loan is a mortgage loan for a new building.

     In its normal course of business, NCB Savings Bank makes loans to employees at competitive market rates. NCB Savings Bank has issued a home mortgage loan to Charles Hackman.

     NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm's length transaction.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following financial statements are filed as a part of this report.

     Financial Statements as of December 31, 1992, 1993, and 1994.

     Page #

      19       Consolidated Balance Sheets

      20       Consolidated Statements of Income

      21       Consolidated Statements of Changes in Members' Equity

      22-23    Consolidated Statements of Cash Flows

      24-46    Notes to the Consolidated Financial Statements

      47       Report of Independent Accountants

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

      (k) 4.2 Form of Assumption Agreements and Amended and Restated Senior Note Agreements

      (k) 4.3       Schedule Concerning Senior Note Agreements

      (k) 10.1 Second Amended and Restated Loan Agreement with National Westminster Bank USA et al.

     *(j) 10.2      Deferred Compensation Agreement with Jeremiah J. Foley

     *(m) 10.3      Deferred Compensation Agreement with Charles E. Snyder

     *(i) 10.4      Severance Agreement with Charles E. Snyder

     *(m) 10.5      Incentive Plan for NCB Executive Officers

     *(a) 10.6      Insurance Plan for NCB Executive Officers

      (b) 10.7 Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Development Corporation)

     *(l)  10.8     First Amendment to Deferred Compensation Agreement
                    with Jeremiah J. Foley

      (m)  10.11    Amendment No. 1 to Second Amended and Restated Loan
                    Agreement with National Westminster Bank, USA et al.

      (g) 10.12     Lease on Headquarters of NCB

      (m) 10.13     Note Purchase Agreement with Lutheran Brotherhood
                         et al.
     *(j) 10.14     Employment Agreement with Marlon W. Pickles

      (m) 10.15     Master Shelf Agreement with Prudential Insurance Co.
                         of America et al.

      (e) 10.16     Financing Agreement with U.S. Treasury.

      (m) 10.17     Term Loan Agreement with Credit Suisse ( Nov. 1994 )

      (m) 10.18     Term Loan Agreement with Credit Suisse ( Feb. 1995 )

          10.19-20  [ No Exhibit ]

     *(g) 10.21     Deferred Compensation Agreement with Gordon E.
                    Lindquist

      (m) 22.1      List of Subsidiaries and Affiliates of the NCB

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

      (f) 25.8      Power of Attorney by Edward J. Dirkswager, Jr.

      (f) 25.9      Power of Attorney by Wally Smith

      (h) 25.10     Power of Attorney by Terry Lewis

      (d) 25.11     Power of Attorney by Jeremiah J. Foley

      (d) 25.12     Power of Attorney by Gordon E. Lindquist

      (d) 25.13     Power of Attorney by John K. Stewart

      (f) 25.14     Power of Attorney by Robert L. Thompson

      (m)  27       Financial Data Schedule

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

(k) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1993 (File No. 2-99779).

(l) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the three months ended September 30, 1994 (File No. 2-99779).

(m)  Filed herewith.

(b) The Registrant did not file any reports on Form 8-K during the last quarter of 1994.


                                SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   NATIONAL CONSUMER COOPERATIVE BANK



DATE  March 31, 1995               BY/s/Charles E. Snyder
                                     Charles E. Snyder
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

          Signature                     Title                    Date


*/s/Jeremiah J. Foley              Chairman of the Board and          3/31/95
 Jeremiah J. Foley                   Director

 /s/Richard L. Reed                Senior Vice President              3/31/95
 Richard L. Reed                   (Principal Financial Officer)

 /s/Marietta J. Orcino             Vice President (Principal          3/31/95
 Marietta J. Orcino                Accounting Officer)


*/s/Leo H. Barlow                  Director                           3/31/95
 Leo H. Barlow


*/s/Richard G. Biernacki           Director                           3/31/95
 Richard G. Biernacki


*/s/Harry J. Bowie                 Director                           3/31/95
 Harry J. Bowie


*/s/Jerry W. Davis                 Director                           3/31/95
 Jerry W. Davis


*/s/Edward J. Dirkswager, Jr.      Director                           3/31/95
 Edward J. Dirkswager, Jr.



*/s/Thomas D. Henrion              Director                           3/31/95
 Thomas D. Henrion


*/s/Terry Lewis                    Director                           3/31/95
 Terry Lewis


*/s/Gordon E. Lindquist            Director                           3/31/95
 Gordon E. Lindquist

*/s/Mary Ann Rothman               Director                           3/31/95
 Mary Ann Rothman


*/s/Wally Smith                    Director                           3/31/95
 Wally Smith


*/s/Frank B. Sollars               Director                           3/31/95
 Frank B. Sollars


*/s/John K. Stewart                Director                           3/31/95
 John K. Stewart

*/s/Dr. Robert L. Thompson         Director                           3/31/95
 Robert L. Thompson




* By /s/Richard L.Reed
  Richard L. Reed
  (Attorney-in-Fact)


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     With this report, the registrant is furnishing to the Commission for its information the registrant's proxy materials for its 1995 annual meeting and the registrant's annual report to securityholders.


                             INDEX TO EXHIBITS


Exhibit No.                     Description


  10.3              Deferred Compensation Agreement with
                    Charles E. Snyder

  10.5              Incentive Plan for NCB Executive Officers

  10.11             Amendment No.1 to Second Amended and Restated
                    Loan Afreement with National Westminister Bank,
                    USA et al.

  10.13 Note purchase agreement with Luthern Brotherhood, et al.

  10.15             Master shelf agreement with Prudential Insurance Co.
                    of America et al.

  10.17             Term loan agreement with Credit Suisse (Nov 1999)

  10.18             Term loan agreement with Credit Suisse (Feb 1994)

  22.10             List of Subsidiaries and Affiliates of NCB

  27.00             Financial Data Schedule



                         Supplemental Information

                    Registrant's 1995 Proxy Materials


                                                               Exhibit 10.3
                      DEFERRED COMPENSATION AGREEMENT

This Deferred Compensation Agreement ("Agreement") is entered into as of this 4th day of November 1994, by and between the National Consumer Cooperative Bank, a corporation organized under the laws of the United States
("the Bank"), and Charles E. snyder, a resident of Virginia.

Mr. Snyder has been employed by the Bank as its President since January, 1992, prior to which he was Chief Financial Officer. During the period of his presidency, the Bank's financial condition and results operations have improved from prior periods and have been very satisfactory, and the Bank desires to provide incentives for Mr. Snyder's continued service as its President.

It is therefore agreed as follows:

          1. The Bank agrees to continue to employ Mr. Snyder as its President, and Mr. Snyder agrees to continue to serve the Bank in that capacity, beginning as of November 4, 1994, and continuing until such employment is terminated by either party on at least 90 days prior written notice to the other.

          2. During the term of his employment, Mr. Snyder shall devote substantially all of his time, attention, skill and efforts to the performance of his duties for and on behalf of the Bank.

          3. The Bank shall pay Mr. Snyder during the term of his employment, such salary, incentive compensation, and related employee benefits as the Board may reasonably determine, from time to time, such compensation to be in the form of both current and deferred compensation. The deferred compensation will be payable as provided in paragraphs 4 and 5, hereof. The amount of compensation deferred during 1994 shall be $25,000, pursuant to paragraph 4(f), below.

          4. The Bank, on December 31 of each year, beginning 1994, during which full year Mr. Snyder is employed with the Bank, shall credit to an account ("the Deferred Compensation Account") the amount determined pursuant to subparagraph (f), below ("the Annual Credit"). The Deferred Compensation Account shall be established and maintained, by agreement between Mr. Snyder and the Bank made no later than December 31, 1994, in accordance with either subparagraph (a), (b) or (c) of this paragraph.

          (a). The Deferred Compensation Account shall be established and maintained by the Bank's crediting a book reserve account with (i) each Annual Credit, and (ii), on the last day of each calendar quarter commencing March 31, 1995, an amount ("the Quarterly Credit") equal to interest upon the total amount previously credited to the Deferred Compensation Account (which amount, as of the date of each Quarterly Credit, shall comprise the aggregate of all previous Annual Credits and quarterly Credits). Interest for purposes of a Quarterly Credit shall be computed at a rate equal to 100 basis points in excess of the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such Quarterly credit, as reported in the Wall Street Journal or similar publication. Quarterly credits shall continue to be made to the Deferred Compensation Account, irrespective of the continued employment of Mr. Snyder, so long as the deferred Compensation Account has a balance in excess of $5,000.
         (b). As an alternative to subparagraph (a), the Deferred Compensation Account shall be established and maintained by the Bank's depositing each Annual Credit in an interest- earning deposit account at a federally insured financial institution selected by the Bank, which account shall be in the name of and shall remain the property of the Bank. The Bank shall use its best efforts to obtain a yield upon such account at least equal to that stated in subparagraph (a) hereof. All interest credited to
         (c). The Bank may establish an irrevocable trust with a third-party trustee, pursuant to Rev. Proc. 92-64 issued by the Internal Revenue Service, to provide for all or a portion of the Bank's obligations hereunder. For purposes of any provision herein referring to the Deferred Account, the assets of such trust shall be considered a part of the Deferred Account. The assets of such trust shall be held and invested in accordance with the terms of such trust. The assets of any such trust, however, shall remain available to satisfy the claims of the Corporation's general creditors. Mr. Snyder's rights to those assets will be limited to the rights of a general creditor of the Bank. Neither Mr. Snyder, his spouse, or any beneficiary of Mr. Snyder may in any manner encumber, pledge, assign, transfer or dispose of the right to receive any payment under this Agreement or from any Trust established pursuant hereto.
         (d). The Bank shall, promptly after the end of each calendar quarter, provide or cause to be provided to Mr. Snyder a statement of the balance contained in the Deferred Compensation Account as of the end of such quarter and of the current yield on such Account for such quarter.
         (e). The Deferred Compensation Account, whether established and maintained in accordance with subparagraph (a) or (b), above, shall in no event be considered as a trust or escrow account for Mr. Snyder or his Beneficiary or as creating a claim by Mr. Snyder or such Beneficiary against, or any property interest in, any specific assets of the Bank, including, without limitation, any assets maintained in such Account.
         (f).  The Annual Credit for 1994 shall be $25,000.  Prior to
January 1, of each year beginning 1995, Mr. Snyder will advise the Bank in writing of the amount or percentage of his compensation for services to be performed in the following year that shall be defined as the Annual Credit for such year. In the absence of timely receipt by the Bank of such advice from Mr. Snyder, the amount of the Annual Credit for a year shall be an amount equal to 10 percent of Mr. Snyder's salary plus bonus for such year.
          5. Beginning on a date three months after the date of Mr. Snyder's retirement or other termination of employment with the Bank, and on the same date in each succeeding year as provided in this paragraph 5, the Bank shall make annual payments to Mr. Snyder of deferred compensation from the Deferred Compensation Account. Each annual payment shall be in an amount equal to the greater of (a) $25,000 or (b) 20 percent of the balance contained in the Deferred Compensation Account as of the date such annual payment is to be made; provided that, if, on any such date, the balance in the Deferred Compensation Account is less than $25,000, then the annual payment shall be a final payment in the amount of such balance. In the event of the death of Mr. Snyder prior to the date of final payment hereunder, the remaining balance in the Deferred Compensation Account shall be paid to his beneficiary on the earlier of the 60th day after Mr. Snyder's date of death or the next annual payment date after the date of Mr. Snyder's death.
          6. For purposes of this Agreement, Mr. Snyder's Beneficiary shall be the person or persons designated by Mr. Snyder from time to time as his Beneficiary hereunder on forms provided by the Bank; provided that, if no effective form is on file with the Bank's personnel office, or if the designated beneficiary or beneficiaries predecease Mr. Snyder or fail to survive the payment dates hereunder, the Beneficiary shall be deemed to be Mr. Snyder's estate. Any designation of Beneficiary hereunder may be changed without the consent of any prior Beneficiary.
          7. The right of Mr. Snyder or any other person to the payment of deferred compensation hereunder shall not be assigned, transferred, pledged, or encumbered except by testamentary instrument or by the laws of descent and distribution. Any attempted assignment, transfer, encumbrance or attachment of any rights hereunder shall be null and void.
          8. Any deferred compensation payable under this Agreement shall not be deemed salary or other compensation to Mr. Snyder for the purpose of computing benefits to which he may be entitled under any pension plan or other arrangement of the Bank for the benefit of its employees.
          9. This Agreement shall be binding upon and inure to the benefit of the Bank, its successors and assigns and Mr. Snyder, his heirs, executors and administrators. The parties hereto may, by a writing executed by them, amend or modify this Agreement without the consent of any other person.
          10. This Agreement shall be construed in accordance with and governed by the laws of the District of Columbia. It may be revoked or modified in whole or in part only by a writing signed by the parties hereto.

          In Witness Whereof the Bank has caused this Agreement to be duly executed and Mr. Snyder has duly executed this Agreement as of the 4th day of November, 1994.


                              NATIONAL CONSUMER COOPERATIVE BANK



                              BY:
                                         Jeremiah J. Foley
                                       Chairman of the Board




                              Charles E.Snyder

                                                               Exhibit 10.5

                 SENIOR MANAGEMENT INCENTIVE PLAN FOR 1995


1.   LOAN ORIGINATION (30 Points)

     The following objectives are weighted 35%, 35%, 15% and 15% respectively.

     A.   Real Estate Origination $150,000,000

     B. Month end average outstanding commercial loans and leases of $250 million adjusted downward by the gross amount of any loans funded in capital markets and any net decrease in RLOC outstanding.

          If average outstandings are $260 million or more the weight of the loan origination goal is increased to 30 points.

     C.   Share Loan and Single Family Originations $ 80,000,000

     D. A 12% (25) increase in the number of new commercial cooperative clients by year end.

2.   CREDIT QUALITY (25 Points)

          The following objectives are weighted 30%, 30%, 20%, 10% and 10% respectively:

     A. As of year end the percentage of the total loan portfolio carried as non-performing (non-accruing, and OREO) will not exceed 1.5%.

     If non-performing assets are 1% or less of total loans at year end then the credit quality component of the Incentive Plan is weighted 40 points.

     B. As of year end the dollar percentage of classified (substandard and doubtful) loans in the portfolio will not exceed 6%.

          If classified loans are 5% of total loans or less then this objective is weighted 40%.

     C. Of loans closed during the year, 98% by volume and 90% by number shall have the same or better risk rating at year end as when originated.

     D. Overall loan administration objectives shall be achieved as reported by Credit Policy and measured by the Deloitte & Touche audit, FCA examination, OTS examination, rating agencies, and evaluations of institutional lenders.

     E.   Generate cash recoveries on previous write offs of at least $200,000.

3.   NET INCOME (25 Points)

     The following objectives are weighted 30%, 25%, 25%, 10%, and 10% respectively:

     A.   Meet budgeted net income.

     B.   Book $2.5 million of real estate loan fees and net gains on sales.

     C. Collect $2.5 million of corporate fees from credit, corporate finance transactions, advisory and securitization.

     D.   Achieve 7.3% return on equity.

     E. Achieve ratio of operating expense less NCBDC contribution divided by net revenue less gains on asset sales of 62% or less.

4.   LOW INCOME/ AFFORDABLE HOUSING (15 Points)

     The following objectives are weighted 50%, 30% and 20% respectively and represent business developed jointly with NCBDC:

     A.   Low income originations and investments of $50,000,000.

          Each $1 million in excess of the goal increases the weight of the low income goal by one point to a maximum of 20 points and increases the weight of this objective by 5% to a maximum of 75%.

     B. Conduct two new market or product opportunity assessments (50%) and implement one new opportunity (50%.)

     C.   Evaluate 90 commercial low income deals.

5.   LIQUIDITY (5 Points)

     Achieve Asset/Liability objectives as conditions warrant during the year. Objectives may include increased deposits, the sale of loans, maintaining a matched portfolio, completing private placement and maintaining relations with bank consortium.

6.   AWARD LEVELS

          Points                        Incentive Award as
                                        Percent of Base Salary

          50 -  64.9                    Up to          15%

          65 -  79.9                    Up to          25%

          80 -  89.9                    Up to          30%

          90 and over                   Up to          35%

     Incentive awards are determined by the CEO for each senior manager based upon the results of this plan and the achievement of individual performance objectives.

7.   PARTICIPANTS

     C. E. Snyder
     C.    Blakely
     M. A. Cheap
     C. H. Hackman
     M. Hiltz
     B. T. Nordholm
     R. L. Reed
     B. W. Silver
     T. W. Simonette


                                                                Exhibit 10.11



       AMENDMENT NO. 1 TO SECOND AMENDED AND RESTATED LOAN AGREEMENT


     AGREEMENT, made as of the 12th day of December, 1994, by and among:

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


                           W I T N E S S E T H:

     WHEREAS:

     (A) The Borrower, the Agent and the bank's signatory thereto entered into a certain Second Amended and Restated Loan Agreement dated as of December 15, 1993 (the "Original Loan Agreement"; the Original Loan Agreement, as amended hereby, and as it may hereafter be further amended, modified or supplemented, is hereinafter referred as the "Loan Agreement");

     (B) The Borrower wishes to amend the Original Loan Agreement to, among other things, extend (i) the A Commitment Termination Date to December 15, 1997, and (ii) the B Commitment Termination Date to December 11, 1995, and the Banks and the Agent are willing to amend and supplement the Original Loan Agreement on the terms and conditions hereinafter set forth;

     (C) Simultaneously with the execution and delivery hereof, National City Bank/Kentucky (the "Withdrawing Bank") is terminating its Total Commitment under the Original Loan Agreement and shall no longer be deemed a party thereto;

     (D) Each of Comerica Bank ("Comerica") and First National Bank of Maryland ("FNBM") desires to increase its respective Total Commitment to the amount set forth opposite its name on its signature page hereto and the Borrower desires to accept the increased Total Commitment of each of Comerica and FNBM; and

     (e) All capitalized terms used herein which are not other-wise defined herein shall have the respective meanings ascribed thereto in the Original Loan Agreement;

     NOW, THEREFORE, the parties hereto agree as follows:

     Article 1.     Change in Total Commitments.

          Section 1.1 Total Commitments. From and after the date hereof, for purposes of the Loan Agreement, the Total Commitment of each Bank shall be the sum of the amounts set forth opposite each Bank's name on the signature pages hereto as the same may be reduced pursuant to the terms of the Loan Agreement, and, with respect to each of Comerica and FNBM, such amount shall supersede and be deemed to amend the amount of its respective Total Commitment as set forth opposite its name on the signature pages to the Original Loan Agreement.

          Section 1.2 Withdrawing Bank. The parties hereto acknowledge that the Total Commitment of the Withdrawing Bank under the Original Loan Agreement has been terminated. The Withdrawing Bank shall have no further duties or obligations under the Original Loan Agreement after the date hereof. The Withdrawing Bank shall duly cancel and return to the Borrower the promissory notes issued to it under the Original Loan Agreement immediately after it receives payment in full of all amounts owing to it under the Original Loan Agreement.

          Section 1.3 Adjustment of Outstanding Loans. If any Loans are outstanding under the Original Loan Agreement on the date hereof, the Banks shall on the date hereof, at the direction of the Agent, make appropriate adjustments among themselves in order to insure that the amount (and type) of the Loans outstanding to the Borrower from each Bank under the Loan Agreement (as of the date hereof) are proportionate to the aggregate amount of all of the Total Commitments, after giving effect to the increased amount of the Total Commitment of each of Comerica and FNBM and the termination of the Withdrawing Bank's Total Commitment. The Borrower agrees and consents to the terms of this subsection 1.3.

     Article 2.     Amendments to Original Loan Agreement;
                    Substituted Notes.

          Section 2.1  The Original Loan Agreement is hereby amended as follows:

               (a) The phrase "the amount set forth opposite such Bank's name on the signature pages hereof" appearing in the definition of the terms "A Commitment" and "B Commitment" in Article 1 of the Original Loan Agreement shall be deemed to refer to the amounts set forth opposite each Bank's name on the signature pages hereto.

               (b) The definition of "A Commitment Termination Date" appearing in Article 1 is amended by deleting the date "December 31, 1996" and substituting therefor the date "December 15, 1997".

               (c) The definition of "B Commitment Termination Date" appearing in Article 1 is amended by deleting the date "December 14, 1994" and substituting therefor the date "December 11, 1995".

               (d)  Section 2.4 is deleted in its entirety
and there is substituted therefor the following:

               "The Borrower shall pay to the Agent, for the account of each Bank, commitment fees (collectively, the "Commitment Fee") with respect to the amount of each Bank's Total Commitment as follows: (i) for the period commencing December 12, 1994 to and including the earlier of the date such Bank's A Commitment is terminated or the A Commitment Termination Date, at the rate of 0.2% per annum on each Bank's A Commitment, and (ii) for the period commencing December 12, 1994 to and including the earlier of the date such Bank's B Commitment is terminated or the B Commitment Termination Date, at the rate of 0.125% per annum on each Bank's B Commitment. The accrued Commitment Fee shall be payable quarterly on the Quarterly Dates and on the earlier of the date the Total Commitments are terminated, the A Commitment Termination Date, or the B Commitment Termination Date."

               (e) Section 2.13 is deleted in its entirety and there is substituted therefor the following:

               "(a) The A Loans made by each Bank shall be evidenced by a single promissory note of the Borrower (a "Substituted A Note" and, collectively, the "Substituted A Notes") in substantially the form of Exhibit A-1 annexed to Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994 by and among the Borrower, the banks' signatory thereto and the Agent (the "Amendment"). Each Substituted A Note shall be dated the date of Amendment No. 1, shall be payable to the order of such Bank in a principal amount equal to such Bank's A Commitment as in effect on the date of Amendment No. 1 and shall otherwise be duly completed. All A Loans made by each Bank hereunder and all payments and prepayments made on account of the principal thereof, and all conversions of such A Loans shall be recorded by such Bank on the schedule attached to the relevant A Note (provided that any failure by such Bank to make any such endorsement shall not affect the obligations of the Borrower hereunder or under such A Note in respect of such A Loans).

                    (b)       The B Loans made by each Bank shall be
evidenced by a single promissory note of the Borrower (a "Substituted B Note" and, collectively, the "Substituted B Notes") in substantially the form of Exhibit A-2 annexed to Amendment No. 1. Each Substituted B Note shall be dated the date of Amendment No. 1, shall be payable to the order of such Bank in a principal amount equal to such Bank's B Commitment as in effect on the date of Amendment No. 1 and shall otherwise be duly completed. All B Loans made by each Bank hereunder and all payments and prepayments made on account of the principal thereof, and all conversions of such B Loans shall be recorded by such Bank on the schedule attached to the relevant B Note (provided that any failure by such Bank to make any such endorsement shall not affect the obligations of the Borrower hereunder or under such B Note in respect of such B Loans).

                    (c) The Swing Line Loans made by the Swing Line Lender shall be evidenced by a single promissory note of the Borrower
(the "Substituted Swing Line Note") substantially in the form of Exhibit A-3 annexed to Amendment No. 1. The Substituted Swing Line Note shall be dated the date of Amendment No. 1, shall be payable to the order of the Swing Line Lender in a principal amount equal to the Swing Line Loan Commitment and shall be otherwise duly completed. All Swing Line Loans made by the Swing Line Lender hereunder and all payments and prepayments on account of the principal thereof shall be recorded by the Swing Line Lender on the schedule attached to the Swing Line Note (provided, that any failure by the Swing Line Lender to make such endorsement shall not affect the obligations of the Borrower hereunder or under the Swing Line Note)."

               (f) Subsection 7.5(b) is amended by deleting the word "Declare" appearing as the first word therein and inserting the phrase "Except as otherwise permitted under the terms of the Senior Note Agreements, declare " in its place.

          Section 2.2 In order to evidence the Loans and the Swing Line Loan, as amended hereby, the Borrower shall execute and deliver to each Bank, as the case may be, simultaneously with the execution and delivery hereof, promissory notes payable to the order of such Bank in substantially the form of Exhibits A-1, A-2 and A-3 (in the case of the Swing Line Lender) annexed hereto (hereinafter referred to individually as a "Substituted Note" and collectively as the "Substituted Notes"). Each of the Banks shall, upon the execution and delivery by the Borrower of its applicable Substituted Note as herein provided, mark the Notes delivered to it in connection with the Original Loan Agreement "Replaced by Substituted Note" and return them to the Borrower.

          Section 2.3 (a) All references in the Original Loan Agreement or any other Loan Document to the "Loan(s)", the "A Note(s)", the "B Note(s)", the "Swing Line Note", the "Note(s)" and the "Loan Documents" shall be deemed to refer respectively, to the Loan(s) as amended hereby, the Substituted A Note(s), the Substituted B Note(s), the Substituted Swing Line Note, the Substituted Note(s) and the Loan Documents as defined in the Original Loan Agreement together with, and as amended by, this Agreement, the Substituted Notes and all agreements, documents and instruments delivered pursuant thereto or in connection therewith.

               (b) All references in the Original Loan Agreement and the other Loan Documents to the "Loan Agreement", and also in the case of the Original Loan Agreement to "this Agreement", shall be deemed to refer to the Original Loan Agreement, as amended hereby.

          Section 2.4 The Original Loan Agreement and the other Loan Documents shall each be deemed amended and supplemented hereby to the extent necessary, if any, to give effect to the provisions of this Agreement.

     Article 3.     Representations and Warranties.

          The Borrower hereby confirms, reaffirms and restates to each of the Banks and the Agent all of the representations and warranties set forth in Article 3 of the Original Loan Agreement as if such representations and warranties were made as of the date hereof, except for changes in the ordinary course of business which, either singly or in the aggregate, are not materially adverse to the business or financial condition of the Borrower.

     Article 4.   Conditions to Effectiveness of this Agreement.

          This Amendment No. 1 to Second Amended and Restated Loan Agreement shall become effective on the date of the fulfillment (to the satisfaction of the Agent) of the following conditions precedent:

               (a) This Amendment No. 1 shall have been executed and delivered to the Agent by a duly authorized representative of the Borrower, the Agent and each Bank.

               (b) The Borrower shall have executed and delivered to each Bank its Substituted A Note and Substituted B Note and with respect to the Swing Line Lender, the Substituted Swing Line Note.


               (c) The Agent shall have received a Compliance Certificate from the Borrower dated the date hereof and the matters certified therein, including, without limitation, that after giving effect to the terms and conditions of this Amendment No. 1, no Default or Event of Default shall exist, shall be true.

               (d) Shea & Gardner, counsel to the Borrower, shall have delivered its legal opinion to the Agent, in form and substance satisfactory to the Agent and its counsel.

               (e) Simultaneously with the execution and delivery of this Agreement, the Borrower shall pay to the Agent, for the benefit of the Banks pro rata according to their respective Total Commitments, a non-refundable facility fee in an amount equal to $85,000.

               (f)  The Agent shall have received copies of the following:

                    (i) Copies of all corporate action taken by the Borrower to authorize the execution, delivery and performance of this Amendment No. 1, the Substituted Notes and the transactions contemplated hereby, certified by its secretary;

                    (ii) A certificate from the secretary of the Borrower to the effect that the By-laws of the Borrower delivered to the Agent pursuant to the Original Loan Agreement have not been amended since the date of such delivery and that such document is in full force and effect and is true and correct as of the date hereof; and

                    (iii) An incumbency certificate (with specimen signatures) with respect to the Borrower.

               (g) All legal matters incident hereto shall be satisfactory to the Agent and its counsel.

     Article 5.   Miscellaneous.

          Section 5.1 Article 10 of the Original Loan Agreement. The miscellaneous provisions under Article 10 of the Original Loan Agreement, together with the definition of all terms used therein, and all other sections of the Original Loan Agreement to which Article 10 refers are hereby incorporated by reference as if the provisions thereof were set forth in full herein, except that (i) the terms "Loan Agreement", "Note(s)" and "Loan", shall be deemed to refer, respectively, to the Original Loan Agreement, as amended hereby, the Substituted Note(s) and the Loans, as amended hereby; (ii) the term "this Agreement" shall be deemed to refer to this Agreement; and (iii) the terms "hereunder" and "hereto" shall be deemed to refer to this Agreement.

          Section 5.2 Continued Effectiveness. Except as amended hereby, the Original Loan Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms.

          Section 5.3 Counterparts. This Agreement may be executed by the parties hereto in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

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


                               By__________________________________
                                                                 Title



A Commitment
                                   NATIONAL WESTMINSTER BANK USA,
                                   as Agent and as a Bank, and as a
$28,235,294.12                     Swing Line Lender


                                   By ______________________________
                                         Title

B Commitment
                                   Lending Office for Prime Rate
                                   Loans, LIBOR Loans, CD Loans, Fed
$11,764,705.88                     Funds Loans and Address for Notices:

                                   175 Water Street
                                   New York, New York  10038
                                   Attn:  James V. Maiorino
                                          Vice President

                                   Telephone No.:  212-602-2560

                                   Telecopier No.:  212-602-2671

                                   Telex No. 62610 NBNA UW
A Commitment                       CREDIT SUISSE

$21,176,470.59
                                   By: _______________________________
                                                                      Title


B Commitment                       By: _______________________________
                                                                      Title
$8,823,529.41

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
A Commitment                       COOPERATIEVE CENTRALE RAIFFEISEN-
                                   BOERENLEENBANK B.A. ("Rabobank
$21,176,470.59                     Nederland"), New York Branch


                                   By: _______________________________
                                                                      Title


                                   By: _______________________________
                                                                      Title


B Commitment                       Lending Office for Prime Rate
                                   Loans, LIBOR Loans, CD Loans, Fed
$8,823,529.41                      Funds Loans and address for notices:

                                   245 Park Avenue
                                   New York, New York 10167
                                   Attn:  Corporate Services
                                   Telephone No.: 212-916-7980

                                   Telecopier No.: 212-818-0233

                                   Telex No.: 42 4337

A Commitment                       SIGNET BANK/VIRGINIA

$17,647,058.82
                                   By:________________________________
                                             Title


B Commitment                       Lending Office for Prime Rate Loans, LIBOR
                                   Loans, CD Loans, Fed
$7,352,941.18                      Funds Loans and address for notices:

                                   Signet Bank/Virginia
                                   8330 Boone Boulevard
                                   Vienna, Virginia 22182-2632
                                   Attn.:  Linwood White
                                           Vice President

                                   Telephone No.:  703-749-7624

                                   Telecopier No.: 703-893-7259

                                   Telex No.:  82-724-0507
A Commitment                       COMERICA BANK

$19,411,764.70
                                   By:________________________________
                                                                      Title


B Commitment                       Lending Office for Prime Rate Loans, LIBOR
                                   Loans, CD Loans, and
$8,088,235.30                      Fed Funds Loans:
                                   Comerica Bank
                                   500 Woodward Avenue
                                   Mail Code 3280
                                   Detroit, Michigan 48226
                                   Attn.:  Julie Burke Smith
                                           Vice President

                                   Telephone No.:  313-222-9680

                                   Telecopier No.: 313-222-3330

A Commitment                       FIRST NATIONAL BANK OF MARYLAND

$12,352,941.18
                                   By:______________________________
                                       Title


B Commitment                       Lending Office for Prime Rate Loans, LIBOR
                                   Loans, CD Loans and
$5,147,058.82                      Fed Funds Loans:


                                   First National Bank of Maryland
                                   Internal I.D. BANC 101-716
                                   18th Floor
                                   25 South Charles Street
                                   Baltimore, Maryland 21201
                                                  or
                                   P.O. Box 101-710
                                   Baltimore, Maryland 21203
                                   Attn:  Robert R. Chafey
                                          Vice President
                                   Telephone No.: 410-244-4032
                                   Telecopier No.: 410-244-4234
                                   Telex No.: 684-9150 FNBUW
                                 EXHIBITS



A-1  Form of Substituted A Note

A-2  Form of Substituted B Note

A-3  Form of Substituted Swing Line Note

EXHIBIT A-1
TO AMENDMENT NO. 1
TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
 AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS


                        FORM OF SUBSTITUTED A NOTE



[A Commitment Amount]                                 Due December 15, 1997


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK, (the "Borrower"), hereby promises to pay to the order of [] (the "Bank") by payment to the Agent for the account of the Bank the principal sum of [amount of A Commitment] ($__________) Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the A Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than December 15, 1997.

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

     This A Note is one of the Notes referred to in the Second Amended and Restated Loan Agreement dated as of December 15, 1993, as amended by Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994 (as so amended, the "Loan Agreement") among the Borrower, the Banks and National Westminster Bank USA, as Agent for the Banks and evidences the A Loans made by the Bank thereunder. This A Note supersedes and is given in substitution for the A Note dated December 15, 1993 made by the Borrower to the order of the Bank in the original principal amount of $. but does not constitute a novation, extinguishment or termination of the obligations evidenced thereby. Capitalized terms used in this Note have the respective meanings assigned to them in the Loan Agreement.

     Upon the occurrence of an Event of Default under the Loan Agreement, the principal hereof and accrued interest hereon shall become, or may be declared to be, forthwith due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

     The Borrower may at its option prepay all or any part of the principal of this A Note before maturity upon and subject to the terms provided in the Loan Agreement.

     The Borrower agrees to pay costs of collection and reasonable attorneys' fees in case default occurs in the payment of this A Note.

     Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

     This A Note has been executed and delivered this 12th day of December, 1994 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                                   NATIONAL CONSUMER COOPERATIVE BANK
                                   D/B/A NATIONAL COOPERATIVE BANK


                                   By:________________________________
                                                                      Title


SCHEDULE TO SUBSTITUTED A NOTE
MADE BY NATIONAL CONSUMER COOPERATIVE BANK
IN FAVOR OF _____________________


     This Note evidences the Loans made under the within described Agreement, in the principal amounts, of the types (Prime Rate Loans, Fed Funds Loans, CD Loans or LIBOR Loans) and on the dates set forth below, subject to the payments or prepayments set forth below:



Date Made      Principal     p p p p  Du pDate  Interest Rate Amount of
or C pverted  Amount of Loan  Loan    of Loan   on Loan       Payment/Prepayment


Notation made by
EXHIBIT A-2
TO AMENDMENT NO. 1
TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
AND
CERTAIN BANKS NAMED THEREIN
AND
    NATIONAL WESTMINSTER BANK USA, AS AGENT FOR THE BANKS

FORM OF SUBSTITUTED B NOTE


[B Commitment Amount]                   Due December 11, 1995


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK (the "Borrower"), hereby promises to pay to the order of [] (the "Bank") by payment to the Agent for the account of the Bank the principal sum of [amount of B Commitment] ($__________) Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the B Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than December 11, 1995.

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

     This B Note is one of the Notes referred to in the Second Amended and Restated Loan Agreement dated as of December 15, 1993, as amended by Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994 (as so amended, the "Loan Agreement") among the Borrower, the Banks, and National Westminster Bank USA, as Agent for the Banks and evidences the B Loans made by the Bank thereunder. This B Note supersedes and is given in substitution for the B Note dated December 15, 1993 made by the Borrower to the order of the Bank in the original principal amount of $ but does not constitute a novation, extinguishment or termination of the obligations evidenced thereby. Capitalized terms used in this Note have the respective meanings assigned to them in the Loan Agreement.

     Upon the occurrence of an Event of Default under the Loan Agreement, the principal hereof and accrued interest hereon shall become, or may be declared to be, forthwith due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

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

     This B Note has been executed and delivered this 12th day of December, 1994 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                              NATIONAL CONSUMER COOPERATIVE BANK
                              D/B/A NATIONAL COOPERATIVE BANK


                              By:________________________________
                                                      Title






SCHEDULE TO SUBSTITUTED B NOTE
MADE BY NATIONAL CONSUMER COOPERATIVE BANK
IN FAVOR OF _____________________


     This Note evidences the Loans made under the within described Agreement, in the principal amounts, of the types (Prime Rate Loans, Fed Funds Loans, CD Loans or LIBOR Loans) and on the dates set forth below, subject to the payments or prepayments set forth below:

Date Made    Principal       Type of  Due Date  Interest Rate  Amount of
or Converted Amount of Loan  Loan     of Loan   on Loan        PaymentPrepayment

Balance Outstanding

Notation made by
EXHIBIT A-3
TO AMENDMENT NO. 1
TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
 BY AND AMONG
NATIONAL CONSUMER COOPERATIVE BANK
CERTAIN BANKS NAMED THEREIN
AND
NATIONAL WESTMINSTER BANK USA,
       AS AGENT FOR THE BANKS

                    FORM OF SUBSTITUTED SWING LINE NOTE


$10,000,000                                           Due December 11, 1995


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK (the "Borrower"), hereby promises to pay to the order of NATIONAL WESTMINSTER BANK USA (the "Bank") by payment to the Bank of the principal sum of TEN MILLION DOLLARS ($10,000,000) (or such lesser amount as shall equal the aggregate unpaid principal amount of the Swing Line Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than December 11, 1995.

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

     This Swing Line Note is the Swing Line Note referred to in the Second Amended and Restated Loan Agreement dated as of December 15, 1993, as amended by Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994 (as so amended, the "Loan Agreement") among the Borrower, the Banks and National Westminster Bank USA, as Agent for the Banks and evidences the Swing Line Loans made by the Bank thereunder. Capitalized terms used in this Swing Line Note have the respective meanings assigned to them in the Loan Agreement.

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

     This Swing Line Note has been executed and delivered this 12th day of December, 1994 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                              NATIONAL CONSUMER COOPERATIVE BANK
                              D/B/A NATIONAL COOPERATIVE BANK



                              By:________________________________
                                                    Title


SCHEDULE TO SUBSTITUTED SWING LINE NOTE
MADE BY NATIONAL CONSUMER COOPERATIVE BANK
IN FAVOR OF NATIONAL WESTMINSTER BANK USA


     This Swing Line Note evidences the Swing Line Loans made under the within described Agreement, in the principal amounts, and on the dates set forth below, subject to the payments set forth below:



Date Made  Principal       Due Date   Interest Rate
           Amount of Loan  of Loan    on Loan       Amount of Payment


Balance Outstanding




                                                              Exhibit 10.15



                    NATIONAL CONSUMER COOPERATIVE BANK

                            up to $50,000,000
                               Senior Notes

                          Master Shelf Agreement

                      Dated as of December 30, 1994
                             Table of Contents
                          (not part of agreement)
                                                                       Page

1    AUTHORIZATION OF ISSUE OF NOTES.. . . . . . . . . . . . . . . . . .  1

2    PURCHASE AND SALE OF NOTES. . . . . . . . . . . . . . . . . . . . .  1
     2A.  Facility.. . . . . . . . . . . . . . . . . . . . . . . . . . .  1
     2B.  Issuance Period. . . . . . . . . . . . . . . . . . . . . . . .  2
     2C.  Periodic Spread Information. . . . . . . . . . . . . . . . . .  2
     2D.  Request for Purchase.. . . . . . . . . . . . . . . . . . . . .  2
     2E.  Rate Quotes. . . . . . . . . . . . . . . . . . . . . . . . . .  3
     2F.  Acceptance.. . . . . . . . . . . . . . . . . . . . . . . . . .  3
     2G.  Market Disruption. . . . . . . . . . . . . . . . . . . . . . .  4
     2H.  Closing. . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
     2I.  Fees.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

3    CONDITIONS OF CLOSING.. . . . . . . . . . . . . . . . . . . . . . .  6
     3A.  Certain Documents. . . . . . . . . . . . . . . . . . . . . . .  6
     3B.  Opinion of Purchaser's Special Counsel.. . . . . . . . . . . .  7
     3C.  Representations and Warranties; No Default.. . . . . . . . . .  7
     3D.  Purchase Permitted by Applicable Laws. . . . . . . . . . . . .  7
     3E.  Private Placement Number.. . . . . . . . . . . . . . . . . . .  7
     3F.  Proceedings Satisfactory.. . . . . . . . . . . . . . . . . . .  7
     3G.  Payment of Fees. . . . . . . . . . . . . . . . . . . . . . . .  7

4    PREPAYMENTS.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
     4A.  Required Prepayments.. . . . . . . . . . . . . . . . . . . . .  8
     4B.  Optional Prepayment With Yield-Maintenance Amount. . . . . . .  8
     4C.  Notice of Optional Prepayment. . . . . . . . . . . . . . . . .  8
     4D.  Application of Prepayments.. . . . . . . . . . . . . . . . . .  8
     4E.  Retirement of Notes. . . . . . . . . . . . . . . . . . . . . .  8

5    AFFIRMATIVE COVENANTS.. . . . . . . . . . . . . . . . . . . . . . .  9
     5A.  Payment of Taxes and Claims.   . . . . . . . . . . . . . . . .  9
     5B.  Maintenance of Properties and Corporate Existence. . . . . . .  9
     5C.  Payment of Notes and Maintenance of Office.. . . . . . . . . . 10
     5D.  Maintenance of Consolidated Adjusted Net Worth and
          Consolidated Effective Net Worth. . . . . . . . . . . . . . .  10
     5E.  Line of Business.. . . . . . . . . . . . . . . . . . . . . . . 10
     5F.  ERISA Compliance.. . . . . . . . . . . . . . . . . . . . . . . 10
     5G.  Incorporation of Affirmative and Negative Covenants. . . . . . 11
     5H.  Financial and Business Information.. . . . . . . . . . . . . . 11
     5I.  Officers' Certificates.. . . . . . . . . . . . . . . . . . . . 14
     5J.  Accountants' Certificates. . . . . . . . . . . . . . . . . . . 14
     5K.  Inspection . . . . . . . . . . . . . . . . . . . . . . . . . . 14

6    NEGATIVE COVENANTS. . . . . . . . . . . . . . . . . . . . . . . . . 15
     6A.  Disposal of Shares of a Restricted Subsidiary. . . . . . . . . 15
     6B.  Merger or Sale of Assets.. . . . . . . . . . . . . . . . . . . 16
     6C.  Liens. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
     6D.  Permitted Debt.. . . . . . . . . . . . . . . . . . . . . . . . 20
     6E.  Limitations on Debt. . . . . . . . . . . . . . . . . . . . . . 21
     6F.  Long-Term Leases.. . . . . . . . . . . . . . . . . . . . . . . 21
     6G.  Guarantees.. . . . . . . . . . . . . . . . . . . . . . . . . . 21
     6H.  Consolidated Earnings Available for Fixed Charges. . . . . . . 21
     6I.  Restricted Payments. . . . . . . . . . . . . . . . . . . . . . 22
     6J.  Limitation on Investments. . . . . . . . . . . . . . . . . . . 23
     6K.  Transactions with Affiliates.. . . . . . . . . . . . . . . . . 23
     6L.  Repurchase of Notes. . . . . . . . . . . . . . . . . . . . . . 24
     6M.  Issuance of Subordinated Debt. . . . . . . . . . . . . . . . . 24
     6N.  Voluntary Retirement of Subordinated Debt. . . . . . . . . . . 24
     6O.  Subordination Provisions.. . . . . . . . . . . . . . . . . . . 24
     6P.  Class A Notes. . . . . . . . . . . . . . . . . . . . . . . . . 25

7    EVENTS OF DEFAULT.. . . . . . . . . . . . . . . . . . . . . . . . . 25
     7A.  Nature of Events.. . . . . . . . . . . . . . . . . . . . . . . 25
     7B.  Default Remedies.. . . . . . . . . . . . . . . . . . . . . . . 27
     7C.  Annulment of Acceleration of Notes.. . . . . . . . . . . . . . 28

8    REPRESENTATIONS, COVENANTS AND WARRANTIES.. . . . . . . . . . . . . 29
     8A.  Subsidiaries and Affiliates. . . . . . . . . . . . . . . . . . 29
     8B.  Corporate Organization and Authority.. . . . . . . . . . . . . 29
     8C.  Financial Statements; Material Adverse Change;
          Description of Business....................................... 29
     8D.  Full Disclosure. . . . . . . . . . . . . . . . . . . . . . . . 30
     8E.  Pending Litigation and Judgments.. . . . . . . . . . . . . . . 30
     8F.  Title to Properties. . . . . . . . . . . . . . . . . . . . . . 30
     8G.  Patents and Trademarks.. . . . . . . . . . . . . . . . . . . . 31
     8H.  Issuance is Legal and Authorized; Conflicting
          Agreements and Other Matters.. . . . . . . . . . . . . . . . . 31
     8I.  No Defaults. . . . . . . . . . . . . . . . . . . . . . . . . . 31
     8J.  Governmental Consent.. . . . . . . . . . . . . . . . . . . . . 31
     8K.  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
     8L.  Margin Securities, etc.. . . . . . . . . . . . . . . . . . . . 32
     8M.  Private Offering.. . . . . . . . . . . . . . . . . . . . . . . 32
     8N.  Compliance with Law. . . . . . . . . . . . . . . . . . . . . . 32
     8O.  Indebtedness.. . . . . . . . . . . . . . . . . . . . . . . . . 33
     8P.  Restrictions on Company. . . . . . . . . . . . . . . . . . . . 33
     8Q.  Employee Retirement Income Security Act of 1974. . . . . . . . 33
     8R.  Investment Company Act.. . . . . . . . . . . . . . . . . . . . 33

9    REPRESENTATIONS OF THE PURCHASERS.. . . . . . . . . . . . . . . . . 34
     9A.  Nature of Purchase.. . . . . . . . . . . . . . . . . . . . . . 34
     9B.  Source of Funds. . . . . . . . . . . . . . . . . . . . . . . . 34

10   DEFINITIONS.. . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
     10A. Yield-Maintenance Terms. . . . . . . . . . . . . . . . . . . . 34
     10B. Other Terms. . . . . . . . . . . . . . . . . . . . . . . . . . 35
     10C. Accounting Principles, Terms and Determinations. . . . . . . . 54

11   MISCELLANEOUS.. . . . . . . . . . . . . . . . . . . . . . . . . . . 54
     11A. Note Payments. . . . . . . . . . . . . . . . . . . . . . . . . 54
     11B. Expenses.. . . . . . . . . . . . . . . . . . . . . . . . . . . 55
     11C. Consent to Amendments. . . . . . . . . . . . . . . . . . . . . 55
     11D. Form, Registration, Transfer and Exchange of Notes; Lost Notes. 56
     11E. Persons Deemed Owners; Participations. . . . . . . . . . . . . 56
     11F. Survival of Representations and Warranties; Entire Agreement.. 56
     11G. Successors and Assigns.. . . . . . . . . . . . . . . . . . . . 57
     11H. Disclosure to Other Persons. . . . . . . . . . . . . . . . . . 57
     11I. Notices. . . . . . . . . . . . . . . . . . . . . . . . . .  57
     11J. Payments Due on Non-Business Days. . . . . . . . . . . . . . . 58
     11K. Severability.. . . . . . . . . . . . . . . . . . . . . . . . . 58
     11L. Descriptive Headings.. . . . . . . . . . . . . . . . . . . . . 58
     11M. Satisfaction Requirement.. . . . . . . . . . . . . . . . . . . 58
     11N. Governing Law. . . . . . . . . . . . . . . . . . . . . . . . . 58
     11O. Counterparts.. . . . . . . . . . . . . . . . . . . . . . . . . 58
     11P. Binding Agreement. . . . . . . . . . . . . . . . . . . . . . . 58


                          EXHIBITS AND SCHEDULES


Annex   1 --   Information Schedule
Annex   2 --   Disclosures of the Company
Exhibit A --   Form of Note
Exhibit B --   Form of Request for Purchase
Exhibit C --   Form of Confirmation of Acceptance
Exhibit D --   Form of Opinion of Company Counsel
Exhibit E --   Form of Certificate of Officers
Exhibit F --   Form of Certificate of Secretary


                   NATIONAL CONSUMER COOPERATIVE BANK
                      1401 Eye Street N.W., Suite 700
                          Washington, D.C. 20005

                                                    As of December 30, 1994

To:  The Prudential Insurance Company
       of America (herein called "Prudential")
     Each Prudential Affiliate (as hereinafter defined) which becomes bound by certain provisions of this Agreement as hereinafter provided (together with Prudential, the
     "Purchasers")

     c/o Prudential Capital Group
     Gateway Center Four
     100 Mulberry St.
     Newark, NJ 07102-4069

Ladies and Gentlemen:

     The undersigned, National Consumer Cooperative Bank (herein called the "Company"), hereby agrees with you as follows:

          AUTHORIZATION OF ISSUE OF NOTES. The Company will authorize the issue of its senior promissory notes (herein called the "Notes") in the aggregate principal amount of up to $50,000,000 (the "Facility Amount"); to be dated the date of issue thereof; to mature, in the case of each Note so issued, no more than six (6) years after the date of original issuance thereof; to have an average life, in the case of each Note so issued, of no less than three (3) years and no more than six (6) years, after the date of original issuance thereof; to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Note so issued, in the Confirmation of Acceptance with respect to such Note delivered pursuant to paragraph 2F; and to be substantially in the form of Exhibit A attached hereto. The term "Notes" as used herein shall include each Note delivered pursuant to any provision of this Agreement and each Note delivered in substitution or exchange for any such Note pursuant to any such provision. Notes which have (a) the same final maturity, (b) the same installment dates,
(c) the same installment payment amounts (as a percentage of the original principal amount of each Note), (d) the same interest rate, (e) the same interest payment periods, and (f) the same original date of issuance are herein called a "Series" of Notes.

     II.   PURCHASE AND SALE OF NOTES.

          A. Facility. Prudential is willing to consider, in its sole discretion and within limits which may be authorized for purchase by Prudential and Prudential Affiliates from time to time, the purchase of Notes pursuant to this Agreement. The willingness of Prudential to consider such purchase of Notes is herein called the "Facility". At any time, the aggregate principal amount of Notes stated in paragraph 1, minus the aggregate principal amount of Notes purchased and sold pursuant to this Agreement prior to such time, minus the aggregate principal amount of Accepted Notes (as hereinafter defined ) which have not yet been purchased and sold hereunder prior to such time, is herein called the "Available Facility
Amount" at such time. Notwithstanding the willingness of Prudential to consider purchases of Notes, this Agreement is entered into on the express understanding that neither Prudential nor any Prudential Affiliate shall be obligated to make or accept offers to purchase Notes, or to quote rates, spreads or other terms with respect to specific purchases of Notes, and the Facility shall in no way be construed as a commitment by Prudential or any Prudential affiliate.

          B. Issuance Period. Notes may be issued and sold pursuant to this Agreement until the earlier of (i) (a) if no Notes have been previously issued hereunder, the first anniversary of the date of this Agreement or (b) upon receipt of the Renewal Fee provided for in paragraph 2I(d) or the issuance of Notes prior to the first anniversary date of this Agreement, the second anniversary of the date of this Agreement (or if any such anniversary is not a Business Day, the Business Day next preceding such anniversary ) and
(ii) the thirtieth day after Prudential shall have given to Prudential, a notice stating that it elects to terminate the issuance and sale of Notes pursuant to this Agreement (or if such thirtieth day is not a Business Day, the Business Day next preceding such thirtieth day). The period during which Notes may be issued and sold pursuant to this Agreement is herein called the "Issuance Period".

          C.   Periodic Spread Information.  Not later than 9:30 A.M.
(New York City local time) on a Business Day during the Issuance Period if there is an Available Facility Amount on such Business Day, the Company may request by telecopier or telephone, and Prudential will, to the extent reasonably practicable, provide to the Company on such Business Day (or, if such request is received after 9:30 A.M. (New York City local time) on such Business Day, on the following Business Day), information (by telecopier or telephone ) with respect to various spreads at which Prudential or Prudential Affiliates might be interested in purchasing Notes of different average lives; provided, however, that the Company may not make such requests more frequently than once in every five Business Days or such other period as shall be mutually agreed to by the Company and Prudential.
The amount and content of information so provided shall be in the sole discretion of Prudential, but it is the intent of Prudential to provide information which will be of use to the Company in determining whether to initiate procedures for use of the Facility. Information so provided shall not constitute an offer to purchase Notes, and neither Prudential nor any Prudential Affiliate shall be obligated to purchase
Notes at the spreads specified. Information so provided shall be representative of potential interest only for the period commencing on the day such information is provided and ending on the earlier of the fifth Business Day after such day and the first day after such day on which further spread information is provided. Prudential may suspend or terminate providing information pursuant to this paragraph 2C for any reason, in its sole discretion, including if it determines that there has been an adverse change in the credit quality of the Company after the date of this Agreement.

          D. Request for Purchase. The Company may from time to time during the Issuance Period make requests for purchases of Notes (each such request being herein called a "Request for Purchase"). Each Request for Purchase shall be made to Prudential by telecopier and confirmed by nationwide overnight delivery service, and shall (i) specify the aggregate principal amount of Notes covered thereby, which shall not be less than $5,000,000 and not be greater than the Available Facility Amount at the time such Request for Purchase is made, (ii) specify the principal amounts, payment dates and amounts and interest payment periods (quarterly or semi- annualin arrears) of the Notes covered thereby, (iii) specify the use of proceeds of such Notes and certify that no part of such proceeds will be used for a Hostile Tender Offer, (iv) specify the proposed day for the closing of the purchase and sale of such Notes, which shall be a Business Day during the Issuance Period not less than 10 days and not more than 25 days after the making of such Request for Purchase, (v) specify the number of the account and the name and address of the depository institution to which Notes are to be transferred on the Closing Day for such purchase and sale, (vi) certify that the representations and warranties contained in paragraph 8 are true on and as of the date of such Request for Purchase except to the extent of changes caused by the transactions herein contemplated and that there exists on the date of such Request for Purchase no Event of Default or Default, and (vii) be substantially in the form of Exhibit B attached hereto. Each Request for Purchase shall be in writing and shall be in writing and shall be deemed made when received by Prudential.

          E. Rate Quotes. Not later than five Business Days after the Company shall have given Prudential a Request for Purchase pursuant to paragraph 2D, Prudential may, but shall be under no obligation to, provide
(by telephone promptly thereafter confirmed by telecopier, in each case no earlier than 9:30 A.M. and no later than 1:30 P.M. New York City local time) interest rate quotes for the several principal amounts, maturities, installment payment schedules, and interest payment periods of Notes specified in such Request for Purchase. Each quote shall represent the interest rate per annum payable on the outstanding principal balance of such Notes until such balance shall have become due and payable, at which Prudential or a Prudential Affiliate would be willing to purchase such Notes at 100% of the principal amount thereof.

          F. Acceptance. Within 30 minutes after Prudential shall have provided any interest rate quotes pursuant to paragraph 2E or in the event that due to conditions in the market place it shall not be feasible to hold such interest rate quotes open 30 minutes, such shorter period as Prudential may specify to the Company (such period herein called the "Acceptance
Window"), the Company may, subject to paragraph 2G, elect to accept such interest rate quotes as to not less than $5,000,000 aggregate principal amount of the Notes specified in the related Request for Purchase. Such election shall be made by an Authorized Officer of the Company notifying
Prudential by telephone or telecopier within the Acceptance Window (but not earlier than 9:30 A.M. or later than 2:00 P.M., New York City local time) that the Company elects to accept such interest rate quotes, specifying the Notes (each such Note being herein called an "Accepted Note") as to which such acceptance (herein called an "Acceptance") relates. The day the Company notifies an Acceptance with respect to any Accepted Notes is herein called the "Acceptance Day" for such Accepted Notes. Any interest rate quotes as to which Prudential does not receive an Acceptance within the Acceptance Window shall expire, and no purchase or sale of Notes hereunder shall be made based on such expired interest rate quotes. Subject to paragraph 2G and the other terms and conditions hereof, the Company agrees to sell to Prudential or a Prudential Affiliate, and Prudential agrees to purchase, or to cause the purchase by a Prudential Affiliate of, the Accepted Notes at 100% of the principal amount of such Notes. As soon as practicable following the Acceptance Day, the Company, Prudential and each Prudential Affiliate which is to purchase any such Accepted Notes will execute a confirmation of such Acceptance substantially in the form of Exhibit C attached hereto (herein called a "Confirmation of Acceptance").

          G. Market Disruption. Notwithstanding the provisions of paragraph 2F, if Prudential shall have provided interest rate quotes pursuant to paragraph 2E and thereafter prior to the time an Acceptance with respect to such quotes shall have been notified to Prudential in accordance with paragraph 2F there shall occur a general suspension, material limitation, or significant disruption of trading in securities generally on the New York Stock Exchange or in the domestic market for U.S. Treasury securities or derivatives, then such interest rate quotes shall expire, and no purchase or sale of Notes hereuder shall be made based on such expired interest rate quotes. If the Company thereafter notifies
Prudential of the Acceptance of any such interest rate quotes, such Acceptance shall be ineffective for all purposes of this Agreement, and Prudential shall promptly notify the Company that the provisions of this paragraph 2G are applicable with respect to such Acceptance.

          H.   Closing.

               1. Closings -- Not later than 11:30 A.M. (New York City local time) on the Closing Day for any Accepted Notes, the Company will deliver to each Purchaser listed in the Confirmation of Acceptance relating thereto at the offices of the Prudential Capital Group, Four Gateway Center, 100 Mulberry Street, Newark, New Jersey 07102-4077, the Accepted Notes to be purchased by such Purchaser in the form of one or more Notes in authorized denominations as such Purchaser may request for each Series of Accepted Notes to be purchased on the Closing Day, dated the Closing Day and registered in such Purchaser's name (or in the name of its nominee), against payment of the purchase price thereof by transfer of immediately available funds for credit to the Company's account specified in the Request for Purchase of such Notes.

               2. Rescheduled Closings -- If the Company fails to tender to any Purchaser the Accepted Notes to be purchased by such Purchaser on the scheduled Closing Day for such Accepted Notes as provided above in this paragraph 2H, or any of the conditions specified in paragraph 3 shall not have been fulfilled by the time required on such scheduled Closing Day, the Company shall, prior to 1:00 P.M., New York City local time, on such scheduled Closing Day notify such Purchaser in writing whether (i) such closing is to be rescheduled ( such rescheduled date to be a Business Day during the Issuance Period not less than one Business Day and not more than 10 Business Days after such scheduled Closing Day (the "Rescheduled Closing Day")) and certify to such Purchaser that the Company reasonably believes that it will be able to comply with the conditions set forth in paragraph 3 on such Rescheduled Closing Day and that the Company will pay the Delayed Delivery Fee in accordance with paragraph 2I(b) or (ii) such closing is to be cancelled as provided in paragraph 2I(c). In the event that the Company shall fail to give such notice referred to in the preceding sentence, such Purchaser may at its election, at any time after 1:00 P.M., New York City local time, on such scheduled Closing Day, notify the Company in writing that such closing is to be cancelled as provided in paragraph 2I(c).

          I.   Fees.

               1. Facility Fee -- The Company will pay to Prudential in immediately available funds a fee on the date of execution and delivery of this Agreement by the Company and Prudential in an amount equal to 0.025% of the Facility Amount and a fee on each Closing Day in an amount equal to 0.125% of the aggregate principal amount of Notes sold on such Closing Day.

               2. Delayed Delivery Fee -- If the closing of the purchase and sale of any Accepted Note is delayed for any reason beyond the original Closing Day for such Accepted Note, the Company will pay to Prudential (i) on the Cancellation Date or actual closing date of such purchase and sale and (ii) if earlier, the next Business Day following 90 days after the Acceptance Day for such Accepted Notes and on each Business Day following
90 days after the prior payment hereunder, a fee (herein called the "Delayed Delivery Fee") calculated as follows:

                        (BEY - MMY) X DTS/360 X PA

where "BEY" means Bond Equivalent Yield, i.e., the bond equivalent yield per annum of such Accepted Note, "MMY" means Money Market Yield, i.e., the yield per annum on a commercial paper investment of the highest quality selected by Prudential on the date Prudential receives notice of the delay in the closing for such Accepted Notes having a maturity date or dates the same as, or closest to, the Rescheduled Closing Day or Rescheduled Closing Days (a new alternative investment being selected by Prudential each time such closing is delayed); "DTS" means Days to Settlement, i.e., the number of actual days elapsed from and including the originally scheduled
Closing Day with respect to such Accepted Note (in the case of the first such payment with respect to such Accepted Note) or from and including the date of the next preceding payment (in the case of any subsequent delayed delivery fee payment with respect to such Accepted Note) to but excluding the date of such payment; and "PA" means Principal Amount, i.e., the principal amount of the Accepted Note for which such calculation is being made. In no case shall the Delayed Delivery Fee be less than zero. Nothing contained herein shall obligate any Purchaser to pur chase any Accepted Note on any day other than the Closing Day for such Accepted Note, as the same may be rescheduled from time to time in compliance with paragraph 2H.

               3. Cancellation Fee -- If the Company at any time notifies the Purchasers in writing that the Company is cancelling the closing of the purchase and sale of any Accepted Note, or if the Purchasers notify the Company in writing under the circumstances set forth in the last sentence of paragraph 2H that the closing of the purchase and sale of such Accepted Note is to be cancelled, or if the closing of the purchase and sale of such Accepted Note is not consummated on or prior to the last day of the Issuance Period ( the date of any such notification, or the last day of the Issuance Period, as the case may be, being herein called the "Cancellation Date"), the Company will pay the Purchasers in immediately available funds an amount (the "Cancellation Fee") calculated as follows:

                                  PI X PA

where "PI" means Price Increase, i.e., the quotient (expressed in decimals) obtained by dividing (a) the excess of the ask price (as determined by Prudential) of the Hedge Treasury Note(s) on the Cancellation Date over the bid price (as determined by Prudential) of the Hedge Treasury Notes(s) on the Acceptance Day for such Accepted Note by (b) such bid price; and "PA" has the meaning ascribed to it in paragraph 2I(b). The foregoing bid and ask prices shall be as reported by Telerate Systems, Inc. (or, if such data for any reason ceases to be available through Telerate Systems, Inc., any publicly available source of similar market data selected by Prudential).
Each price shall be based on a U.S. Treasury security having a par value of $100.00 and shall be rounded to the second decimal place. In no case shall the Cancellation Fee be less than zero.

               4. Renewal Fee -- If no Notes are issued from the date hereof until the first anniversary of the date of this Agreement, the Facility shall be terminated and the Issuance Period shall end on such anniversary date unless on or before such first anniversary the Company shall pay to Prudential a renewal fee (the "Renewal Fee") in an amount equal to 0.025% of the Facility Amount. In the event the Company pays the Renewal Fee, the Facility shall remain in place and the Issuance Period shall extend until the second anniversary of the date of this Agreement
( unless terminated earlier by the Company pursuant to paragraph 2B).

     III. CONDITIONS OF CLOSING. The obligation of any Purchaser to purchase and pay for any Accepted Notes is subject to the satisfaction, on or before the Closing Day for such Accepted Notes, of the following conditions:

          A. Certain Documents. Such Purchaser shall have received the following, each dated the date of the applicable Closing Day (except with respect to the certified copies referred to in paragraph 3A(e) below, which shall be dated as of a date as close as practicable to such Closing Date):

          1.   The Accepted Note(s) to be purchased by such Purchaser.

          2. Favorable opinion of Shea & Gardner, counsel to the Company satisfactory to such Purchaser and substantially in the form of Exhibit D attached hereto and as to such other matters as such Purchaser may reasonably request. The Company hereby directs such counsel to deliver such opinion, agrees that the issuance and sale of any Accepted Notes will constitute a reconfirmation of such direction, and understands and agrees that each Purchaser receiving such an opinion will and is hereby authorized to rely on such opinion.

          3. An Officer's Certificate, substantially in the form of Exhibit E to this Agreement, signed by the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company, certifying that the conditions specified in paragraph 3C of this Agreement have been fulfilled, and certifying to the other matters set forth therein.

          4. A certificate signed by the Secretary or an Assistant Secretary of the Company, substantially in the form of Exhibit F to this Agreement, with respect to the matters therein set forth.

          5.   Certified copies of Requests for Information or Copies
(Form UCC-11) or equivalent reports listing all effective financing statements which name the Company or any Subsidiary (under its present name and previous names) as debtor, together with copies of such financing statements.

          6. A copy of the portion of Annex 2 setting forth the Debt for borrowed money of the Company updated to reflect all such Debt outstanding as of the close of business on such Closing Day.

          7. Additional documents or certificates with respect to legal matters or corporate or other proceedings related to the transactions contemplated hereby as may be reasonably requested by such Purchaser.

          B. Opinion of Purchaser's Special Counsel. Such Purchaser shall have received from Hebb & Gitlin, a Professional Corporation, or such other counsel, who is acting as special counsel for it in connection with this transaction, a favorable opinion satisfactory to such Purchaser as to such matters incident to the matters herein contemplated as it may reasonably request.

          C. Representations and Warranties; No Default. The representations and warranties contained in paragraph 8 (as updated pursuant to paragraph 3A(f) above) shall be true on and as of such Closing Day, except to the extent of changes caused by the transactions herein contemplated; there shall exist on such Closing Day no Event of Default or Default; and the Company shall have delivered to such Purchaser an Officer's Certificate, dated such Closing Day, to both such effects.

          D. Purchase Permitted by Applicable Laws. The purchase of and payment for the Accepted Notes to be purchased by such Purchaser on the terms and conditions herein provided (including the use of the proceeds of such Notes by the Company) shall not violate any applicable law or governmental regulation (including, without limitation, Section 5 of the Securities Act or
 Regulation G, T or X of the Board of Governors of the Federal Reserve System) and shall not subject such Purchaser to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and such Purchaser shall have received such certificates or other evidence as it may request to establish compliance with this condition.

          E. Private Placement Number. The Company shall have obtained a private placement number for the Notes from the CUSIP Service Bureau of Standard & Poor's, a division of McGraw-Hill, Inc.

          F. Proceedings Satisfactory. All proceedings taken in connection with the issuance of the Notes and all documents and papers relating thereto shall be satisfactory to you and your special counsel. You and your special counsel shall have received copies of such documents and papers as you or they may reasonably request in connection therewith or as a basis for your special counsel's closing opinion, all in form and substance satisfactory to you and your special counsel.

          3G. Payment of Fees. The Company shall have paid to Prudential all fees due pursuant to paragraph 2I.

     III. PREPAYMENTS. Any Accepted Notes shall be subject to prepayment with respect to any required prepayments set forth in such Accepted Notes as provided in paragraph 4A and with respect to the optional prepayments permitted by paragraph 4B.

          A. Required Prepayments. The Notes of each Series shall be subject to required prepayments, if any, set forth in the Notes of such Series.

          B. Optional Prepayment With Yield-Maintenance Amount. The Notes of each Series shall be subject to prepayment, in whole at any time or from time to time in part (in amounts of at least $1,000,000 and integral multiples of $100,000), at the option of the Company, at 100% of the principal amount so prepaid plus interest thereon to the prepayment date and the Yield-Maintenance Amount, if any, with respect to each such Note. Any partial prepayment of a Series of Notes pursuant to this paragraph 4B shall be applied in satisfaction of required payments of principal in inverse order of their scheduled due dates.

          C. Notice of Optional Prepayment. The Company shall give the holder of each Note to be prepaid pursuant to paragraph 4B irrevocable written notice of such prepayment not less than 10 Business Days prior to the prepayment date, specifying such prepayment date, specifying the aggregate principal amount of the Notes of the same Series as such Note to be prepaid on such date, identifying each Note held by such holder, and the principal amount of each such Note, to be prepaid on such date and stating that such prepayment is to made pursuant to paragraph 4B. Notice of prepayment is having been given as aforesaid, the principal amount of the Notes specified in such notice, together with interest thereon to the prepayment date and together with the Yield-Maintenance Amount, if any, herein provided, shall become due and payable on such prepayment date. The Company shall, on or before the day on which it gives written notice of any prepayment pursuant to paragraph 4B, give telephonic notice of the principal amount of the Notes to be prepaid and the prepayment date to each Significant Holder which shall have designated a recipient for such notices in the Information Schedule attached hereto or by notice in writing to the Company.

          D.   Application of Prepayments.   In the case of each prepayment
of less than the entire unpaid principal amount of all outstanding Notes of any Series, the amount to be prepaid shall be applied pro rata to all outstanding Notes of such Series (including, for the purpose of this paragraph 4D only, all Notes prepaid or otherwise retired or purchased or otherwise acquired by the Company or any of its Subsidiaries or Affiliates other than by prepayment pursuant to paragraph 4A or 4B) according to the respective unpaid principal amounts thereof. The amounts so prepaid on each outstanding Note of such Series so prepaid shall be credited against the last maturing installment or installments of principal then remaining unpaid on such Note.

          E. Retirement of Notes. The Company shall not, and shall not permit any of its Subsidiaries or Affiliates to, prepay or otherwise retire in whole or in part prior to their stated final maturity (other than by prepayment pursuant to paragraph 4A or 4B or upon acceleration of such final maturity pursuant to paragraph 7A), or purchase or otherwise acquire, directly or indirectly, Notes held by any holder unless the Company or such Subsidiary or Affiliate shall have offered to prepay or otherwise retire or purchase or otherwise acquire, as the case may be, the same proportion of the aggregate principal amount of Notes held by each other holder of Notes at the time outstanding upon the same terms and conditions. Any Notes so prepaid or otherwise retired or purchased or otherwise acquired by the Company or any of its Subsidiaries or Affiliates shall not be deemed to be outstanding for any purpose under this Agreement, except as provided in paragraph 4D.

     IV. AFFIRMATIVE COVENANTS. During the Issuance Period and so long thereafter as any Note is outstanding and unpaid, the Company covenants as follows:

          A. Payment of Taxes and Claims. The Company and each Subsidiary will pay, before they become delinquent,

          1. all taxes, assessments and governmental charges or levies imposed upon it or its Property, and

          2. all claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons which, if unpaid, might result in the creation of a Lien upon its Property,

provided that items of the foregoing description need not be paid while being contested in good faith and by appropriate proceedings and, provided further, that adequate book reserves have been established with respect thereto and, provided further, that the owning company's title to, and its right to use, its Property is not in the aggregate materially adversely affected thereby. In the case of any item of the type described in this paragraph 5A involving an amount in excess of Five Hundred Thousand Dollars ($500,000), the appropriateness of the proceeding will be supported by an opinion of the independant counsel responsible for such proceeding and the adequacy of such reserves shall be supported by the opinion of the independent public accountant of the Company.

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

          4. Corporate Existence and Rights - do or cause to be done all things necessary to preserve and keep in full force and effect its existence, rights and franchises, except as otherwise permitted by paragraph 6B of this Agreement; and

          5. Compliance with Law - not be in violation of any laws, ordinances, governmental rules and regulations to which it is subject and will not fail to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its Properties or to the conduct of its business, which violations or failures to obtain might in the aggregate materially adversely affect the business, profits, Properties or condition (financial or otherwise) of the Company or any Subsidiary.

          C. Payment of Notes and Maintenance of Office. The Company will punctually pay or cause to be paid the principal, Yield-Maintenance Amount, if any, and interest to become due in respect of the Notes according to the terms thereof and will maintain an office in the District of Columbia where notices, presentations and demands in respect of this Agreement or the Notes may be made upon it. Such office shall be maintained at 1401 Eye Street, Suite 700, Washington, D.C. 20005 (Telecopier No. 202-336-7803) until such time as the Company shall notify the holders of the Notes in writing of any change of location of such office within the District of Columbia.

          D.   Maintenance of Consolidated Adjusted Net Worth and
Consolidated Effective Net Worth.

          1. The Company shall at all times keep and maintain Consolidated Adjusted Net Worth in an amount not less than the sum of (i) One Hundred Million Dollars ($100,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993 and at or prior to such time, of the greater, for each fiscal quarter, of (A) Zero Dollars ($0) and
(B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

          2. The Company shall at all times keep and maintain Consolidated Effective Net Worth in an amount not less than the sum of (i) Two Hundred Sixty-Five Million Dollars ($265,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993 and at or prior to such time, of the greater, for each fiscal quarter, of (A) Zero
Dollars ($0) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

          E. Line of Business. The Company shall, and shall cause each of the Restricted Subsidiaries to, remain primarily in the business conducted by the Company and the Restricted Subsidiaries on the date hereof.

          F. ERISA Compliance. The Company and each Subsidiary shall promptly comply with all provisions of ERISA applicable to any of them which, if not complied with, might result in a Lien or charge upon any Property of the Company or any Subsidiary or might in the aggregate otherwise materially adversely affect the business, profits, prospects, Properties or condition (financial or otherwise) of the Company or any Subsidiary. Without limiting the generality of the foregoing, neither the Company nor any Subsidiary will cause any Pension Plan maintained or participated in by it to:

          1. engage in any "prohibited transaction," as such term is defined in Section 4975 of the Internal Revenue Code of 1986, as amended; or

          2. incur any material "accumulated funding deficiency," as such term is defined in Section 302 of ERISA, whether or not waived.

          G.   Incorporation of Affirmative and Negative Covenants.

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


          2. No Financial Covenant incorporated herein by virtue of paragraph (a) hereof shall supersede, replace, amend, supplement or modify any other provision of this Agreement, including any covenant contained herein which addresses a subject matter similar to that of such incorporated Financial Covenant.

          H. Financial and Business Information. The Company shall deliver to you, if at the time you or your nominee holds any Note, and to each other institutional holder of the then outstanding Notes:

          1. Quarterly Statements -- as soon as practicable after the end of the first, second and third quarterly fiscal periods in each fiscal year of the Company, and in any event within sixty (60) days thereafter, two (2) copies of:

                 (1). consolidated balance sheets of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, as at the end of such quarter, and

                 (2). consolidated statements of income and cash flows of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail and certified as complete and correct, subject to changes resulting from year-end adjustments, by a principal financial officer of the Company;

          2. Annual Statements -- as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety (90) days thereafter, duplicate copies of:

               (a) consolidating and consolidated balance sheets of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, as at the end of such year, and

               (b) consolidating and consolidated statements of income, changes in members' equity and cash flows of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, for such year, setting forth in comparative form the figures for the previous fiscal year, all in reasonable detail, satisfactory in scope to the Required Holders and

                   (1) except in the case of the consolidating statements which may be certified as complete and correct by a principal financial officer of the Company, accompanied by an opinion thereon, satisfactory in scope and substance to the Required Holders, of independent certified public accountants of recognized national standing selected by the Company, which opinion shall state that such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied (except for changes in application in which such accountants concur and which are noted in the financial statements) and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances,

                 (2) a statement from such independent certified public accountants that such consolidating statements were prepared using the same work papers as were used in the preparation of such consolidated statements, and

                 (3) a certification by a principal financial officer of the Company (in scope and substance satisfactory to the Required Holders) that such consolidating and consolidated statements are true and correct;

              3. Opinions Pursuant to Paragraph 5A -- as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety (90) days thereafter, duplicate copies of any opinions required pursuant to paragraph 5A of this Agreement;

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

             9. Loan Portfolio Reports -- together with each quarterly financial statement required to be delivered pursuant to clause
        (a) of this paragraph 5H, one (1) copy of

                (a) a monthly Loan Portfolio Report of the Company setting forth, with respect to loans held in its portfolio, classifications relating to delinquency, non-performance, risk rating, loss allowances and other related matters as of the end of the last month of the fiscal quarters covered by such financial statements, to be prepared on substantially the same basis and to contain substantially the same information as the Loan Portfolio Report, dated October 11, 1994, in respect of the month of September, 1994, a copy of which was delivered to you prior to the date hereof, and

               (b) a quarterly Report on Allowances for Loan Losses and Reserves of the Company, to be prepared on substantially the same basis and to contain substantially the same information as the Report on Allowances for Loan Losses and Reserves, dated August 31, 1994, a copy of which was delivered to you prior to the date hereof, provided that such monthly and quarterly reports need not, unless you or any other holder of Notes shall reasonably so request, disclose the names of the obligors on such loans; and

          10. Requested Information -- with reasonable promptness, such other data and information with respect to the Company and the Restricted Subsidiaries as from time to time may be reasonably requested, including, without limitation, information required by 17 C.F.R. 230.144A.

     I. Officers' Certificates. Each set of financial statements delivered to you or any other institutional holder of the Notes pursuant to paragraph
(a) or paragraph (b) of this Agreement will be accompanied by a certificate of the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company setting forth:

          1. Covenant Compliance -- the information (including, where applicable, detailed calculations) required in order to establish whether the Company was in compliance with the requirements of paragraph of this Agreement during the period covered by the financial statements then being furnished;

          2. Event of Default -- that the signers have reviewed the relevant terms of this Agreement and the Financing Agreement and have made, or caused to be made, under their supervision, a review of the transactions and conditions of the Company and the Subsidiaries from the beginning of the accounting period covered by the financial statements being delivered therewith to the date of the certificate and that such review has not disclosed the existence, during such period, of any condition or event which constitutes a Default or an Event of Defalult or if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company has taken or proposes to take with respect thereto; and

          3. Loan Portfolio Changes -- an explanation, in reasonable detail, of the differences disclosed in the Loan Portfolio Reports accompanying such financial statements from the information set forth in the Loan Portfolio Reports delivered after the end of the immediately preceding fiscal quarter of the Company.

          J. Accountants' Certificates. Each set of annual financial statements delivered pursuant to paragraph 5H(b) of this Agreement will be accompanied by a certificate of the accountants who certify such financial statements, stating that they have reviewed this Agreement insofar as it relates to accounting matters and stating further, whether, in making their audit, such accountants have become aware of any condition or event which then constitutes a Default or an Event of Default, and, if any such


          K. Inspection. The Company will permit any of your representatives, while you or your nominee holds any Note, or the representatives of any other institutional holder of the Notes, at your or such holder's expense so long as no Default or Event of Default is then continuing and otherwise at the sole expense of the Company, to visit and inspect any of the Properties of the Company or any Subsidiary (and to take extracts from, and make copies of, their respective books and records) and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants
(and by this provision the Company authorizes said accountants to discuss with your representatives the finances and affairs of the Company and the Subsidiaries) all at such reasonable times and as often as may be reasonably requested.

     VI. NEGATIVE COVENANTS. During the Issuance Period and so long thereafter as any Note is outstanding and unpaid, the Company covenants as follows:

          A. Disposal of Shares of a Restricted Subsidiary. The Company shall not at any time sell or otherwise dispose of any shares of the stock (or any options or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of any Restricted Subsidiary (said stock, options, warrants and other Securities herein called "Subsidiary Stock"), nor shall the Company permit any Restricted Subsidiary to issue its own Subsidiary Stock, or to sell or otherwise dispose of any shares to reduce the proportionate interest of the Company and the other Restricted Subsidiaries in the outstanding Subsidiary Stock (the "Disposition Stock") of the Restricted Subsidiary (the "Disposition Subsidiary") whose shares are the subject of the transaction, provided that the foregoing restrictions do not apply to:

          1.   the issue of directors' qualifying shares; and

          2. the sale for a cash consideration at one time (the "Stock Disposition Date") to a Person (other than directly or indirectly to and Affiliate) of the entire investment (whether represented by stock, debt, claims or otherwise) of the Company and the other Restricted Subsidiaries in such Disposition Subsidiary, if all of the following conditions shall have been satisfied:

          (a)  the sum of

          (1) the Disposition Value of the assets of the Disposition Subsidiary, plus

          (2) the Disposition Value of the assets of all Restricted Subsidiaries whose Subsidiary Stock was subject to a disposition pursuant to this paragraph during the period ending on the Stock Disposition Date and commencing three hundred sixty- five (365) days prior to the Stock Disposition Date, plus

          (3) the aggregate Disposition Value of assets owned by the Company or any Restricted Subsidiaries the disposition of which was made other than pursuant to this paragraph 6A and consummated during the period ending on the Stock Disposition Date and commencing three hundred sixty-five (365) days prior to the Stock Disposition Date, does not exceed ten percent (10%) of Consolidated Assets on the first day of such period;

          (b) in each of the three (3) fiscal years of the Company most recently ended, the contribution (expressed as a percentage and exclusive of losses) to Consolidated Adjusted Net Income for each of such fiscal years of

          (1)  the Disposition Subsidiary, plus

          (2) the Restricted Subsidiaries whose Subsidiary Stock was subject to a disposition subsequent to the commencement of the first of such fiscal years, plus

          (3) assets owned by the Company or any Restricted Subsidiaries sold or otherwise disposed of subsequent to the commencement of the first of such fiscal years,

 does not exceed ten percent (10%) of Consolidated Adjusted Net Income for such fiscal year;

          (c) in the opinion of the Board of Directors, the sale is for Fair Market Value and is in the best interests of the Company;

          (d) the Disposition Subsidiary shall have no continuing investment in the Company or any other Restricted Subsidiary not being simultaneously disposed of; and

          (e) immediately after the consummation of the transaction and after giving effect thereto, no Default or Event of Default would exist.

 For purposes of this paragraph (b), the assets of any Restricted Subsidiary that ceases to be a Restricted Subsidiary in a manner other than by the disposition of Subsidiary Stock shall be deemed disposed of at the time of such cessation, provided that the requirements of this paragraph 6A(b) with regard to the receipt of cash consideration equal to Fair Market Value shall not apply to such deemed disposition.

     Notwithstanding the foregoing, any disposition of Subsidiary Stock shall be deemed to be in compliance with the provisions of the foregoing clause
 (1) and clause (2) if the entire proceeds of such sale, net of reasonable and ordinary transaction costs and expenses incurred in connection with such sale, are applied by the Company or such Restricted Subsidiary to a Permitted Proceeds Application.

          B.   Merger or Sale of Assets.

          1. Sale of Assets. Except as specifically permitted under paragraph 6B(b) and paragraph 6B(c) of this Agreement, the Company shall not, and shall not permit any Restricted Subsidiary to, sell, lease, transfer or otherwise dispose of assets; provided that, the foregoing restriction shall not apply to the sale of such assets (the "Disposition Assets") for cash consideration at one time (the "Asset Disposition Date") to a Person other than directly or indirectly to an Affiliate, if all of the following conditions are met:

          (a)  the sum of

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

          (b) in each of the three (3) fiscal years of the Company most recently ended, the contribution (expressed as a percentage and exclusive of losses) to Consolidated Adjusted Net Income for each of such fiscal years of

          (1)  the Disposition Assets, plus

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

          (c) in the opinion of the Board of Directors, the sale is for Fair Market Value and is in the best interests of the Company;

          (d) immediately after the consummation of the transaction and after giving effect thereto, no Default or Event of Default would exist; and

          (e) in the case of any such transaction relating to receivables, such transaction is consummated in the ordinary course of the business of the Company or such Restricted Subsidiary.

For purposes of this paragraph (a), the assets of any Restricted Subsidiary that ceases to be a Restricted Subsidiary in a manner other than by the disposition of Subsidiary Stock shall be deemed to have been sold at the time of such cessation, provided that the requirements of this paragraph 6B(a) with regard to the receipt of cash consideration equal to Fair Market Value shall not apply to any such deemed disposition.

     Notwithstanding the foregoing, any sale of assets shall be deemed to be in compliance with the provisions of the foregoing clause (1) and clause (2) if the entire proceeds of such sale, net of reasonable and ordinary transaction costs and expenses incurred in connection with such sale, are applied by the Company or such Restricted Subsidiary to a Permitted Proceeds Application.

          2. Merger, Consolidation and Sale of All or Substantially All Assets by the Company and Subsidiaries. The Company shall not, and shall not permit any Restricted Subsidiary to, (x) consolidate with, or merge into, any other Person or permit any other Person to consolidate with, or merge into, it (except that a Restricted Subsidiary may consolidate with, or merge into, the Company or another Restricted Subsidiary) or (y) except as specifically permitted under paragraph 6B(c) of this Agreement, sell all or substantially all of its assets to any other Person.

          3. Asset Securitizations. Notwithstanding the provisions of paragraph 6B(a) and paragraph 6B(b) of this Agreement, the Company and the Restricted Subsidiaries may, at any time and from time to time, sell receivables in connection with an Asset Securitization if:

          (a) such receivables are sold for a cash consideration equal to the Fair Market Value thereof; provided, however, that the Company may

          (1) establish and maintain a reserve account containing cash or Securities as a credit enhancement in respect of any such sale or

          (2) purchase or retain a subordinated interest in such receivables being sold;

          (b) the entire proceeds of such sale, net of reasonable and ordinary transaction costs and expenses incurred in connection with such sale, are applied by the Company or such Restricted Subsidiary to a Permitted Proceeds Application; and

          (c) such sale is consummated in the ordinary course of business of the Company or such Restricted Subsidiary.

          C.   Liens.

          1. Negative Pledge. The Company shall not, and shall not permit any Restricted Subsidiary to, (x) cause or permit or (y) agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), any of its Property, whether now owned or hereafter acquired, to be subject to a Lien, except that the Company and any of the Restricted Subsidiaries may

          (a) suffer to exist Liens outstanding on the date of this Agreement and described in Annex 2 to this Agreement;

          (b) create, incur or suffer to exist Liens arising in the ordinary course of business that secure taxes, assessments or governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided the payment thereof is not at the time required by paragraph 5A of this Agreement and that appropriate reserves have been established therefof on the books of the Company or such Restricted Subsidiary in accordance with generally accepted accounting principles;

          (c) create, incur or suffer to exist Liens incurred or deposits made in the ordinary course of business

          (1) in connection with worker's compensation, unemployment insurance and other like laws, or

          (2) to secure the performance of letters of credit, bids, tenders, sales contracts, leases, Eligible Derivatives, statutory obligations, surety, appeal and performance bonds and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

          (d) create, incur or suffer to exist attachment, judgment and other similar Liens arising in connection with court proceedings not in excess of One Million Dollars ($1,000,000) in the aggregate for all such Liens, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings and that appropriate reserves have been established therefor on the books of the Company or such Restricted Subsidary in accordance with generally accepted accounting principles;

          (e) create, incur or suffer to exist Liens on Property of a Restricted Subsidiary, provided such Liens secure only obligations owing to the Company or a Restricted Subsidiary;

          (f) create, incur or suffer to exist reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real Property, provided such exemptions or encumbrances do not in the aggregate materially detract from the value of said Properties or materially interfere with their use in the ordinary conduct of the owning company's business;

          (g) create, incur or suffer to exist Liens existing at the date of acquisition on Property acquired in bona fide liquidation, collection or other realization upon, or settlement of, collateral held to secure receivable obligations; provided that any such Lien will not extend to any Property other than the Property so acquired;

          (h) create, incur or suffer to exist Liens to secure Debt incurred to finance the cost of acquisition of any computer or other office equipment useful and intended to be used in carrying out the business of the Company or a Restricted Subsidiary; provided that

          (1)  any such Lien shall attach solely to the Property acquired;

          (2) the aggregate amount remaining unpaid on the purchase price shall not be in excess of one hundred percent (100%) of

          (a)  the total purchase price or

          (b) the Fair Market Value at the time of acquisition, whichever is lower; and

          (3) such Lien is created or assumed with respect to such Property, at the time of, or within twelve (12) months after, such acquisition;


and

          (i) modify, extend, renew or replace any Lien permitted by this paragraph 6C(a) upon the same Property theretofore subject thereto, or modify, extend, renew or replace the Debt secured thereby; provided, that in any such case the principal amount (outstanding at the time of such modification, extension, renewal or replacement) of such Debt so modified, replaced, extended or renewed shall not be increased.

          2. Equal and Ratable Lien; Equitable Lien. In case any Property is subjected to a Lien in violation of this paragraph 6C(b), the Company shall make or cause to be made provision (the documents, agreements and instruments by which such provision is effected being subject to the approval of the Required Holders) whereby the Notes will be secured equally and ratably with all other obligations secured thereby, and in any case the Notes shall have the benefit, to the full extent that the holders may be entitled thereto under applicable law, of an equitable Lien so equally and ratably securing the Notes. Such violation of this paragraph 6C(b) shall constitute an Event of Default whether or not any such provision is made pursuant to this paragraph 6C(b).

          D. Permitted Debt. Subject to paragraph 6E of this Agreement, the Company shall not, and shall not permit any Restricted Subsidiary to, incur, create, issue, assume or permit to exist any Debt other than

          1.   Senior Debt of the Company;

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

          5. Debt of the Company secured by Liens permitted under the provisions of paragraph 6C(a)(8) of this Agreement; and

          6.   Restricted Guarantees of the Company.

          E.   Limitations on Debt.  The Company shall not at any time permit

          1. Consolidated Debt to exceed eight hundred percent (800%) of Consolidated Adjusted Net Worth; or

          2. Consolidated Senior Debt to exceed six hundred fifty percent (650%) of Consolidated Adjusted Net Worth; or

          3. Qualified Assets to be less than one hundred percent (100%) of the sum (at such time) of

          (a)  Company Senior Obligations, plus

          (b)  the aggregate unpaid principal amount of Subordinated Debt, less

          (c)  the aggregate unpaid principal amount of Class A Notes.

          F.   Long-Term Leases.

          1. The Company shall not, and shall not permit any Restricted Subsidiary to, become obligated, as lessee, under any Long-Term Lease if, at the time of entering into any such Long- Term Lease and after giving effect thereto, the aggregate Rentals payable by the Company and the Restricted Subsidiaries, on a consolidated basis, in any one fiscal year thereafter under all Long-Term Leases would exceed five percent
(5%) of Consolidated Adjusted Net Worth determined as at the end of the most recently ended fiscal year of the Company, at such time.

          2. Any Person that becomes a Restricted Subsidiary after the date hereof shall be deemed to have entered into, at the time that it becomes a Restricted Subsidiary, all Long-Term Leases on which such Person is lessee existing immediately after it becomes a Restricted Subsidiary.

          G. Guarantees. The Company shall not, and shall not permit any Restricted Subsidiary to, become or be liable in respect of any Guarantee other than a Restricted Guarantee.

          H. Consolidated Earnings Available for Fixed Charges. The Company shall not permit Consolidated Earnings Available for Fixed Charges for any period of four (4) consecutive fiscal quarters of the Company to be less than one hundred ten percent (110%) of Consolidated Fixed Charges for such period.

          I.   Restricted Payments.

          1.   The Company shall not:

          (a) declare or pay any dividends, either in cash or Property, on any class of its capital stock, or otherwise, except

          (1) Patronage Dividends payable in cash and cash dividends payable on Class B Stock and Class C Stock in any calendar year in an aggregate amount for all such Patronage Dividends and other dividends up to (but not exceeding) twenty percent (20%) of the sum of Consolidated Taxable Income plus, to the extent deducted in the determination of Consolidated Taxable Income, Patronage Dividends, for such calendar year; and

          (2) Patronage Dividends and other dividends, in each case payable by the Company solely in common stock or allocated surplus of the Company;

          or

          (b) directly, or indirectly or through any Subsidiary, purchase, redeem or retire any of its capital stock or any warrants, rights or options to purchase or otherwise acquire any shares of its capital stock except

          (1) in exchange for or out of the substantially concurrent issue and sale of shares of its capital stock, or warrants, rights or options to purchase or otherwise acquire any shares of its capital stock, so long as the proceeds of such concurrent issue and sale are not required by agreement, statute or regulation to be otherwise applied by the Company,

          (2)  out of a substantially concurrent contribution to capital,

          (3) repurchases of Class B1 Common Stock which the Company is required to make from the holders thereof who no longer have loans from the Company outstanding, or

(4)redemptions or cancellations of Class B Stock or Class C Stock pursuant to Section 6.2(i) of the Company's by-laws as in effect on the date hereof, so long as no cash or other Property is paid to the holders thereof; or

          (c) directly, or indirectly or through any Subsidiary, make any other payment or distribution in respect of its capital stock

(such declarations and payments of dividends, purchases, redemptions or retirements of stock, warrants, rights or options and all such other distributions, together with all payments in respect of Subordinated
Debt pursuant to paragraph 6N(c) of this Agreement being herein collectively called "Restricted Payments"), if after giving effect thereto the aggregate amount of Restricted Payments, together with all Patronage Dividends payable in cash and all cash dividends on Class B Stock and Class C Stock, declared or made during the period from and after December 31, 1991 to and including the date of declaration or making of the Restricted Payment in question, would exceed the sum of

          (1)  Fifteen Million Dollars ($15,000,000), plus

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

          3. For the purposes of this paragraph 6I, the amount of any Restricted Payment declared or paid or distributed in Property of the Company or any Restricted Subsidiary shall be deemed to be the greater of book value or Fair Market Value, as determined in good faith by the Board of Directors (in each case after deducting any liabilities relating thereto which are, concurrently with the receipt of such Restricted Payment, assumed by the recipient thereof), of such Property at the time of the making of the Restricted Payment in question.

          4. The Company shall not declare or make any Restricted Payment if, after giving effect thereto, a Default or an Event of Default would exist.

          J.   Limitation on Investments.

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

          K.   Transactions with Affiliates.

          1. The Company shall not, and shall not permit any Restricted Subsidiary to, enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any AffIliate except (i) for the NCB Development Corporation Contribution and (ii) in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Restricted Subsidiary than would obtain in a comparable arm's length transaction with a Person not an Affiliate.

          2. Any corporation that becomes a Restricted Subsidiary subsequent to the date of this Agreement shall be deemed to have entered into, at the date it becomes a Restricted Subsidiary, all transactions with Affiliates with respect to which such corporation will be obligated immediately after it becomes a Restricted Subsidiary.

          L. Repurchase of Notes. The Company shall not, and shall not permit any Restricted Subsidiary or any Affiliate, directly or indirectly, to, purchase or make any offer to purchase any Notes, unless the Company or such Restricted Subsidiary or Affiliate has offered to purchase Notes, pro rata from all holders of the Notes and upon the same terms. In case the Company purchases any Notes, such Notes shall thereafter be cancelled and no Notes shall be issued in substitution therefor.

          M. Issuance of Subordinated Debt. The Company shall not create, issue, assume, guarantee or in any manner become liable after the date of this Agreement in respect of any Subordinated Debt having a maturity earlier than January 1, 2003, or the benefit of any mandatory sinking fund or similar provision for the prepayment thereof prior to January 1, 2003.

          N. Voluntary Retirement of Subordinated Debt. The Company shall not, directly or indirectly or through any Subsidiary, purchase, redeem or otherwise retire or acquire prior to the respective stated maturities thereof, the whole or any part of any issue of Subordinated Debt except

          1. subject to paragraph 6M of this Agreement, in accordance with the applicable provisions thereof or of any indenture, agreement or similar instrument under or pursuant to which such Debt has been issued, unconditionally requiring payments into a sinking fund, periodic prepayments, or other analogous payments for the amortization of such Debt, or

          2. out of the proceeds of a substantially concurrent issue or sale of capital stock or Debt ranking on a parity with, or junior to, the Debt proposed to be purchased, redeemed or otherwise retired or acquired, or

          3. out of funds that at the time are available for Restricted Payments pursuant to, and within the limitations of, paragraph 6I of this Agreement, it being understood that the amounts so used pursuant to this clause (c) shall reduce pro tanto the amount otherwise available for Restricted Payments under paragraph 6I of this Agreement.

          O. Subordination Provisions. The Company shall not, at any time, be a party to any amendment, waiver or modification of any subordination provisions or payment provisions applicable to any Subordinated Debt.

          P.   Class A Notes.

          1. No Voluntary Prepayment. The Company shall not, directly or indirectly or through any Subsidiary, purchase, redeem or otherwise retire or acquire, prior to the respective stated maturities thereof, the whole or any part of any Class A Notes except out of the net cash proceeds of a substantially concurrent issue or sale of Class B Stock or Class C Stock.
          2. No Amendments. The Company shall not amend, modify, terminate, or waive any of its rights under the Financing Agreement or any of the Class A Notes (or any other agreement or similar instrument under or pursuant to which such Class A Notes have been issued) without the prior written consent of the Required Holders, except that the Company may enter into an amendment of the Financing Agreement providing for a prepayment of the Class A Notes in 2010 and 2015 with the proceeds of a substantially simultaneous issue of equity or Subordinated Debt.

     VI.  EVENTS OF DEFAULT.

          A. Nature of Events. An "Event of Default" shall exist if any of the following occurs and is continuing:

          1. Principal or Yield-Maintenance Amount Payments -- the Company fails to make any payment of principal or Yield- Maintenance Amount on any Note on or before the date such payment is due;

          2. Interest Payments -- the Company fails to make any payment of interest on any Note on or before the date such payment is due and such failure shall continue for a period of three (3) Business Days;

          3. Particular Defaults -- the Company or any Subsidiary fails to perform or observe any covenant contained in paragraphs 5D and 5F and paragraph 6A through paragraph 6P (other than paragraph 6J and paragraph 6K) of this Agreement, inclusive; or the Company shall terminate or modify any provision of the Financing Agreement or shall fail to perform or observe any covenant contained in the Financing Agreement;

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

          6. Default on Indebtedness or Other Security -- the Company or any Restricted Subsidiary fails to make any payment due on any one or more Material Obligations or any event shall occur or any condition shall exist in respect of any one or more Material Obligations of the Company or any Restricted Subsidiary, or under any agreement securing or relating to any such Material Obligations (and any such failure, event or condition shall not have been cured, waived or consented to by the holder or holders of such Material Obligations or a trustee therefor), the effect of which is

          (a) to cause (or permit any holder of such Material Obligation or a trustee of such holder to cause) such Material Obligation or Material Obligations, or a portion thereof, to become due prior to its or their stated maturity or prior to its or their regularly scheduled dates of payment (regardless of any limitations, such as those applicable to Subordinated Debt, on the amount of such Material Obligations which may be paid upon such acceleration),

          (b) to permit a trustee or the holder of any Security (other than common stock of the Company or any Restricted Subsidiary) to elect a majority of the directors on the board of directors of the Company or such Restricted Subsidiary, or

          (c) to permit the holder of any such Material Obligation to require the Company or any Restricted Subsidiary to repurchase such Material Obligation or a portion thereof from such holder;

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

          B.   Default Remedies.

          1. Acceleration on Event of Default. If an Event of Default exists, then

          (a) if such Event of Default is an Event of Default specified in clause (g), clause (h) or clause (i) of paragraph 7A of this Agreement with respect to the Company, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, and

          (b) if such Event of Default is any other Event of Default, the Required Holders may exercise any right, power or remedy permitted to such holder or holders by law, and may, in particular, at its or their option, by notice in writing to the Company, declare all of the Notes to be, and all of the Notes shall thereupon be and become, immediately due and payable, together with interest accrued thereon and together with the Yield-Maintenance Amount, if any, with respect to each Note, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company, provided that the Yield-Maintenance Amount, if any, with respect to each Note shall be due and payable upon such declaration only if

          (1)  such event is an Event of Default specified in any of clause
(a) to clause (f), inclusive, or clause (j) of paragraph 7A of this Agreement,

          (2) the holders making such declaration shall have given to the Company, at least ten (10) Business Days before such declaration, written notice stating its or their intention so to declare the Notes to be immediately due and payable and identifying one or more such Events of Default whose occurrence on or before the date of such notice permits such declaration and

          (3) one or more of the Events of Default so identified shall be continuing at the time of such declaration.

          2. Acceleration on Payment Default. During the existence of an Event of Default described in paragraph 7A(a) or paragraph 7A(b) hereof, and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to paragraph 7B(a)(2) hereof, any holder of Notes who or which shall have not consented to any waiver with respect to such Event of Default may, at his or its option, by notice in writing to the Company, declare the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to such holder the entire principal of and interest accrued on such Notes and, to the extent permitted by law, the Yield-Maintenance Amount at such time with respect to such principal amount of such Notes.

          3. Valuable Rights. The Company acknowledges, and the parties hereto agree, that the right of each holder to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) is a valuable right and that the provision for payment of a Yield- Maintenance Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

          4. Other Remedies. If any Event of Default or Default shall occur and be continuing, the holder of any Note may proceed to protect and enforce its rights under this Agreement and such Note by exercising such remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in this Agreement or in aid of the exercise of any power granted in this Agreement upon the holder of any Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy conferred herein or now or hereafter existing at law or in equity or by statute or otherwise.

          5. Nonwaiver and Expenses. No course of dealing on the part of any holder of Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. If the Company shall fail to pay when due any principal of, or Yield-Maintenance Amount or interest on, any Note, or shall fail to comply with any other provision hereof, the Company shall pay to each holder of Notes, to the extent permitted by law, such further amounts as shall be sufficient to cover the costs and expenses, including but not limited to reasonable attorneys' fees, incurred by such holder in collecting any sums due on such Notes or in otherwise assessing, analyzing or enforcing any rights or remedies that are or may be available to it.

          C. Annulment of Acceleration of Notes. If a declaration is made pursuant to paragraph 7B(a)(2) of this Agreement in respect of any Notes by any holder or holders thereof then, and in every such case, the Required Holders may, by written instrument filed with the Company, rescind and annul such declaration, and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

          1. no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Agreement;

          2. all arrears of interest upon all of the Notes and all other sums payable under the Notes and under this Agreement (except any principal of or interest on the Notes which has become due and payable by reason of such declaration under paragraph 7B(a)(2) of this Agreement) shall have been duly paid; and

          3. each and every other Default and Event of Default shall have been waived pursuant to paragraph 11C of this Agreement or otherwise made good or cured,

and provided further that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereon.

     VII. REPRESENTATIONS, COVENANTS AND WARRANTIES. The Company represents, covenants and warrants as follows:

          A. Subsidiaries and Affiliates. Annex 2 to this Agreement states the name of each of

          1. the Subsidiaries (specifying which thereof are Restricted Subsidiaries), its jurisdiction of incorporation, the jurisdiction in which it does business, the percentage of its Voting Stock owned by the Company and each other Subsidiary and, to the best of the Company's knowledge, the identity and ownership of any other holders of its Voting Stock, and

          2. the Company's corporate or joint venture Affiliates and the nature of the affiliation.

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

          C. Financial Statements; Material Adverse Change; Description of Business.

          1. Financial Statements. The consolidated statements of financial condition of the Company and the Subsidiaries as of December 31 in the years 1990, 1991, 1992 and 1993, inclusive, and the related consolidated statements of income and cash flows and changes in members' equity for the fiscal years ended on such dates, in each case accompanied by reports thereon containing opinions without qualification, except as therein noted, by Price Waterhouse (with respect to the years 1990, 1991 and 1992) or Deloitte & Touche ( with respect to the year 1993 ), independant certfied public accountants, and the consolidated balance sheet of the Company and the Subsidiaries as of September 30, 1994 and the related consolidated statements of income and cash flows and reconciliation of net income to net cash provided by operating activities for the nine (9) month period ended on such date, copies of which have been delivered to you, have been prepared in accordance with generally accepted accounting principles consistently applied, and present fairly the financial position of the Company and the Subsidiaries as of such dates and the results of their operations for such periods. All of the above-described consolidated financial statements include the accounts of all Subsidiaries for the respective periods during which a subsidiary relationship has existed.

          2. Material Adverse Change. Since December 31, 1993, there has been no material adverse change in the condition, financial or otherwise, of the Company and the Subsidiaries, taken as a whole.

          3. Description of Business. The description of the business conducted and proposed to be conducted by the Company and the Subsidiaries set forth on Annex 2 is correct in all material respects.

          D. Full Disclosure. Neither the financial statements referred to in paragraph 8C of this Agreement, nor any other written statement furnished by, or on behalf of, the Company to you in connection with the negotiation hereof, contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained therein or herein not misleading. There are no facts which the Company has not disclosed to you in writing that in the aggregate materially affect adversely or, so far as the Company can foresee, will in the future in the aggregate materially affect adversely the Properties, business, prospects, profits or condition
(financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement or the Notes.

          E. Pending Litigation and Judgments. There are no proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or the Subsidiaries in any court or before any governmental authority or arbitration board or tribunal that in the aggregate involve more than a remote possibility of materially and adversely affecting the Properties, business, prospects, profits or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perfrom its obligations under this Agreement or the Notes. Neither the Company nor the or the Subsidiaries is in default with respect to any order of any court, governmental authority or arbitration board or tribunal. No unsatisfied judgment against the Company or any of the Subsidiaries is outstanding.

          F. Title to Properties. Each of the Company and the Subsidiaries has good and marketable title in fee simple (or its equivalent under applicable law) to all the real Property, and has good title to all the other Property, it purports to own, including that reflected in the most recent balance sheet referred to in paragraph 8C of this Agreement (except as sold or otherwise disposed of in the ordinary course of business). All such Property owned by the Company is free from Liens not permitted by paragraph 6C of this Agreement. All leases necessary in any material respect for the conduct of the business of the Company and each of the Subsidiaries valid and subsisting and are in full force and effect.

          G. Patents and Trademarks. Each of the Company and the Subsidiaries owns or possesses all the patents, trademarks, service marks, trade names, copyrights, licenses and rights with respect to the foregoing which are necessary for the present and planned future conduct of its and their business, without any known conflict with the rights of others, which, if adversely determined, would have a materially adverse effect on the Properties, business, prospects, profits or condition (financial or otherwise ) of the Company and the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement or the Notes.

          H. Issuance is Legal and Authorized; Conflicting Agreements and Other Matters.

          1. Issuance is Legal and Authorized. The issuance, execution and delivery of the Notes by the Company and compliance by the Company with all of the provisions of this Agreement and of the Notes are within the corporate powers of the Company.

          2.   Conflicting Agreements and Other Matters.  Neither the
Company nor any Subsidiary is a party to one or more contracts or agreements or subject to one or more charter or other corporate restrictions which in the aggregate materially and adversely affects the Properties, business, prospects, profits or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement or the Notes. The execution and delivery of this Agreement and the Notes, the offering, issuance, execution, and delivery of the Notes and the fulfillment of and compliance with the terms and provisions of this Agreement and of the Notes, will not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the Property of the Company or any of the Subsidiaries pursuant to, the charter or by-laws of the Company or any of the Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgement, decree, statute, law, rule, or regulation to which the Company or any of the Subsidiaries is subject.

          I. No Defaults. No event has occurred and no condition exists that, upon the issuance of the Notes in substitution therefor, would constitute a Default or an Event of Default. The Company is not in violation in any respect of any term of its charter or bylaws. The Company is not in violation in any material respect of any term in any agreement or other instrument to which it is a party or by which it or any of its Property may be bound.

          J. Governmental Consent. Neither the nature of the Company or any of the Subsidiaries, or of any of their respective businesses or Properties, nor any relationship between the Company or any of the Subsidiaries and any other Person, nor any circumstance in connection with the offer and issuance of the Notes is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any governmental authority on the part of the Company as a condition to the execution, delivery and performance of this Agreement or the offer, issue, execution, delivery and performance of the Notes.

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

     L. Margin Securities, etc. The proceeds realized upon the issuance of the Notes will not be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying any "margin stock" as defined in Regulation G (12 CFR Part 207) of the Board of Governors
 of the Federal Reserve System (herein called "margin stock") or for the purpose of maintaining, reducing or retiring any indebtedness that was originally incurred to purchase or carry any stock that is a margin stock or for any other purplose that might constitute such transaction a "purpose credit" within the meaning of such meaning of such Regulation G. None of the transactions contemplated in this Agreement will violate or result in a violation of Section 7 of the Exchange Act or any regulations issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II. The Company does not own or intend to carry or purchase any margin stock. None of the proceeds from the sale of the Notes will be used to purchase, or refinance any borrowing the proceeds of which were or will be used to purchase, any "security" within the meaning of the Exchange Act.

          M. Private Offering. Neither the Company or any of the Subsidiaries, nor any agent acting on their behalf, has, directly or indirectly, offered the Notes or any similar Security of the Company for sale or exchange to, or solicited any offers to buy the Notes or any similar Security of the Company from, or otherwise approached or negotiated with respect to this Agreement with, any Person other than you, and neither the Company or any of the Subsidiaries, nor any agent acting on their behalf, has taken or will take any action that would subject the issuance of the Notes to the provisions of Section 5 of the Securities Act or to the provisions of any Securities or Blue Sky law of any applicable jurisdiction.

          N.   Compliance with Law.  Neither the Company nor any of the
Subsidiaries:

          1. is in violation of any laws, ordinances, or governmental rules or regulations to which it is subject; or

          2. has failed to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its Property or to the conduct of its business,

which violations or failures to obtain might in the aggregate materially adversely affect the business, prospects, profits, Properties or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement or the Notes.

          O. Indebtedness. Annex 2 to this Agreement correctly describes all Debt for borrowed money of the Company outstanding as of the close of business on the date of execution and delivery of this Agreement, and indicates which of such indebtedness (if any, and the amount thereof) is secured by a Lien. There is no Subordinated Debt outstanding other than the Class A Notes. The aggregate amount of indebtedness for borrowed money of the Company outstanding as of the date of execution and delivery of this Agreement does not exceed one thousand percent (1000%) of the sum of the paid-in-capital and surplus of the Company at such date.

          P. Restrictions on Company. Neither the Company nor any of the Subsidiaries is a party to any contracts or agreements, or subject to any charter or other corporate restrictions, that in the aggregate materially and adversely affect its business. The Company is not a party to any contract or agreement that restricts its right or ability to incur additional Debt, other than this Agreement and the agreements relating to the Debt described in Annex 2 to this Agreement. The Company has not agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise ) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by paragraph 6C(a) of this Agreement.

          Q. Employee Retirement Income Security Act of 1974. The present value of all benefits vested under all Pension Plans did not, as of December 31, 1993, the last annual valuation date for which a report is available, exceed the value of the assets of the Pension Plans allocable to such vested benefits. The consummation of the transactions herein provided for and compliance by the Company with the provisions of this Agreement and the Notes will not involve any "prohibited transaction" within the meaning of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended. The representation by the Company in the first sentence of this paragraph
8Q is made in reliance upon and subject to (i) the accuracy of your representation in paragraph 9B as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you and (ii) the assumption, made solely for the purpose of making such representation, that Department of Labor Interpretive Bulletin 75-2 with respect to prohibited transactions remains valid in the circumstances of the transactions contemplated herein. The Company, the Subsidiaries, their respective employee benefit plans and any trusts thereunder are in substantial compliance with ERISA. Neither any of the employee benefit plans maintained by the Company or the Subsidiaries, or to which the Company or the Subsidiaries makes any contribution, nor any trusts thereunder have been terminated or have incurred any "accumulated funding deficiency," as such term is defined in Section 302 of ERISA (whether or not waived), since the effective date of ERISA, nor have there been any "reportable events," as that term is defined in Section 4043 of ERISA, since the effective date of ERISA.
          R. Investment Company Act. The Company is not directly or indirectly controlled by, or acting on behalf of any Person which is, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     VIII.     REPRESENTATIONS OF THE PURCHASERS.

     Each Purchaser represents as follows:

          A. Nature of Purchase. Such Purchaser is not acquiring the Notes purchased by it hereunder with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act, provided that the disposition of such Purchaser's property shall at all times be and remain within its control.

          B. Source of Funds. No part of the funds used by such Purchaser to pay the purchase price of the Notes purchased by such Purchaser hereunder constitutes assets allocated to any separate account maintained by such Purchaser in which any employee benefit plan, other than employee benefit plans identified on a list which has been furnished by such Purchaser to the Company, participates to the extent of 10% or more. For the purpose of this paragraph 9B, the terms "separate account" and "employee benefit plan" shall have the respective meanings specified in section 3 of ERISA.

     IX. DEFINITIONS. For the purpose of this Agreement, the terms defined in paragraphs 1 and 2 shall have the respective meanings specified therein, and the following terms shall have the meanings specified with respect thereto below:

          A.   Yield-Maintenance Terms.

          "Called Principal" shall mean, with respect to any Note, the principal of such Note that is to be prepaid pursuant to paragraph 4A or is declared to be immediately due and payable pursuant to paragraph 7A, as the context requires.

          "Discounted Value" shall mean, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on such Note is payable) equal to the Reinvestment Yield with respect to such Called Principal.

          "Reinvestment Yield" shall mean, with respect to the Called Principal of any Note, the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City local time) on the Business Day next preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 678" on the Telerate Service (or such other display as may replace page 678 on the Telerate Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or if such yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, (ii) the Treasury Constant Maturity Series yields reported, for the latest day for which such yields shall have been so reported as of the Business Day next preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release
H.15 (519) (or any comparable successor publication) for the actively U.S. Treasury securities having a constant Principal as of such Settlement Date. Such implied yield shall be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between yields reported for various maturities.

          "Remaining Average Life" shall mean, with respect to the Called Principal of any Note, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) each Remaining Scheduled Payment of such Called Principal (but not of interest thereon) by (b) the number of years (calculated to the nearest one-twelfth year) which will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

          "Remaining Scheduled Payments" shall mean, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due on or after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date.

          "Settlement Date" shall mean, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to paragraph 4A or is declared to be immediately due and payable pursuant to paragraph 7A, as the context requires.

          "Yield-Maintenance Amount" shall mean, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Called Principal of such Note over the sum of (i) such Called Principal plus (ii) interest accrued thereon as of (including interest due on) the Settlement Date with respect to such Called Principal. The Yield-Maintenance Amount shall in no event be less than zero.

          B.   Other Terms.

          "Acceptance" shall have the meaning specified in paragraph 2F.

          "Acceptance Day" shall have the meaning specified in paragraph 2F.

          "Acceptance Window" shall have the meaning specified in paragraph 2F.

          "Accepted Note" shall have the meaning specified in paragraph 2F.

          "Adjusted Tangible Assets" at any time means all assets (including, without duplication, the capitalized value of any leasehold interest under any Capitalized Lease) except:

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

          "Affiliate" shall mean any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, the Company, except a Subsidiary. A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

          "Agreement" shall have the meaning specified in paragraph 11C.

          "Asset Disposition Date" shall have the meaning specified in paragraph 6B(a).

          "Asset Securitization" means, with respect to any Person, a transaction involving the sale or transfer of receivables by such Person
(an "Originator") to a special purpose corporation or grantor trust
(an "SPV") established solely for the purpose of purchasing such receivables from the Company for cash in an amount equal to the Fair Market Value thereof; provided, however, that the Company may (A) establish and maintain a reserve account containing cash or Securities as a credit enhancement in respect of any such sale or (B) purchase or retain a subordinated interest in such receivalbes being sold.

          "Asset Securitization Recourse Liability" means, at any time, with respect to any Person, the maximum amount of such Person's liability
(whether matured or contingent) under any agreement, note or other instrument in connection with any one or more Asset Securitizations in which such Person has agreed to repurchase receivables or other assets, to provide direct or indirect credit support (whether through cash payments, the establishment of reserve accounts containing cash or Securities, an agreement to reimburse a provider of a letter of credit for any draws thereunder, the pruchase or retention of a subordinated interest in such receivables or other assets, or other similar arrangements), or in which such Person may be otherwise liable for all or a portion of any SPV's obligations under Securities issued in connection with such Asset Securitizations.

          "Authorized Officer" shall mean (i) in the case of the Company, its chief executive officer, its chief financial officer, any vice president of the Company designated as an "Authorized Officer" of the Company in the Information Schedule attached hereto as Annex 1 or any vice president of the Company designated as an "Authorized Officer" of the Company for the purpose of this Agreement in an Officer's Certificate executed by the Company's chief executive officer or chief financial officer and delivered to Prudential, and
(ii) in the case of Prudential, any officer of Prudential designated as its Authorized Officer" in the Information Schedule or any officer of Prudential designated as its "Authorized Officer" for the purpose of this Agreement in a certificate executed by one of its Authorized Officers. Any action taken under this Agreement on behalf of the Company by any individual who on or after the date of this Agreement shall have been an Authorized Officer of the Company and whom Prudential in good faith believes to be an Authorized Officer of the Company at the time of such action shall be binding on the Company even though such individual shall have ceased to be an Authorized Officer of the Company, and any action taken under this Agreement on behalf of Prudential by any individual who on or after the date of this Agreement shall have been an Authorized Officer of Prudential and whom the Company in good faith believes to be an Authorized Officer of Prudential at the time of such action shall be binding on Prudential even though such individual shall have ceased to be an Authorized Officer of Prudential.

          "Available Facility Amount" shall have the meaning specified in paragraph 2A.

          "Bank Loan Agreement" means the Second Amended and Restated Loan Agreement, dated as of December 15, 1993, by and among the Company, the banks signatory thereto and National Westminster Bank USA, as agent, as amended from time to time.

          "Board of Directors" at any time means the board of directors of the Company or any committee thereof which, in the instance, shall have the lawful power to exercise the power and authority of such board of directors.

          "Business Day" shall mean any day other than (i) a Saturday or a Sunday, (ii) a day on which commercial banks in New York City are required or authorized to be closed and (iii) for purposes of paragraph 2C hereof only, a day on which Prudential is not open for business.

          "Cancellation Date" shall have the meaning specified in paragraph
2I(c).

          "Cancellation Fee" shall have the meaning specified in paragraph
2I(c).

          "Capitalized Lease" means any lease the obligation for Rentals with respect to which is required to be capitalized on a balance sheet of the lessee in accordance with generally accepted accounting principles.

          "Class A Notes" means "class A notes" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Date of Assumption and Restatement.

          "Class B Stock" means "class B stock" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Date of Assumption and Restatement.

          "Class B1 Common Stock" means the series of Class B stock comprising Class B stock purchased for cash after June 28, 1984.

          "Class C Stock" means "class C stock" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Date of Assumption and Restatement.

          "Closing Day" for any Accepted Note shall mean the Business Day specified for the closing of the purchase and sale of such Note in the Request for Purchase of such Note, provided that (i) if the Acceptance
Day for such Accepted Note is less than ten Business Days after the Company shall have made such Request for Purchase and the Company and the Purchaser which is obligated to purchase such Note agree on an earlier Business Day for such closing, the "Closing Day" for such Accepted Note shall be such earlier Business Day, and (ii) if the closing of the purchase and sale of such Accepted Note is rescheduled duled pursuant to paragraph 2H, the Closing Day for such Accepted Note, for all purposes of this Agreement except paragraph 2I(b), shall mean the Rescheduled Closing Day with respect to such Closing.

          "Code" shall mean the Internal Revenue Code of 1986, as amended.

          "Company" shall have the meaning specified in the introductory sentence to this Agreement.

          "Confirmation of Acceptance" shall have the meaning specified in paragraph 2F.

          "Company Senior Obligations" at any time means, with respect to the Company, the sum of

          (a) the aggregate unpaid principal amount of Senior Debt of the Company, plus

          (b) the aggregate amount of all Capitalized Leases of the Company plus

          (c) Restricted Guarantees of the Company computed on the basis of total outstanding contingent liability, plus

          (d) Asset Securitization Recourse Liabilities of the Company (meeting the conditions set forth in either clause (i) or clause (ii) below):

          (1) to the extent, but only to the extent, that such obligations arise from the Company's obligation to repurchase receivables or other assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables; or

          (2) if the Company shall maintain a reserve account containing cash or Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein, to the extent, but only to the extent, of the amount of such reserve account or subordinated interest.

          "Consolidated Adjusted Net Income" for any fiscal period of the Company means net earnings or net loss (determined on a consolidated basis) of the Company and the Restricted Subsidiaries after income taxes for such period, but excluding from the determination of such earnings the following items (together with the income tax effect, if any, applicable thereto):

     (a)  the proceeds of any life insurance policy;

     (b)  any gain or loss arising from the sale of capital assets;

     (c) any gain arising from any reappraisal, revaluation or write-up of assets;

     (d) any gain arising from transactions of a non- recurring or nonoperating and material nature or arising from sales or other dispositions relating to the discontinuance of operations;

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

     "Consolidated Adjusted Net Worth" at any time means, with respect to the Company and the Restricted Subsidiaries (determined on a consolidated basis):

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

          (1) all deferred charges and prepaid expenses other than prepaid taxes and prepaid insurance premiums;

          (2)  treasury stock;

          (3) unamortized debt discount and expense and unamortized stock discount and expense;

          (4) goodwill, the excess of the cost of assets acquired over the book value of such assets on the books of the transferor, the excess of the cost of investments in any Person (including any Subsidiary) over the value of such investments on the books of such Person at the time of making such investments, organizational or experimental expense, patents, trademarks, copyrights, trade names and other intangibles;

          (5) all receivables (other than Eurodollar deposits) owing by Persons whose principal place of business or principal assets are located in any jurisdiction other than the United States of America or Canada; and

          (6) any increment resulting from any reappraisal, revaluation or write-up of capital assets subsequent to December 31, 1991.

If, notwithstanding paragraph 6J, the Company shall have any Restricted Investments outstanding at any time, such Restricted Investments shall be excluded from Consolidated Adjusted Net Worth.

          "Consolidated Assets" at any time means the assets of the Company and the Restricted Subsidiaries that would be reflected on a consolidated balance sheet for the Company and the Restricted Subsidiaries at such time.

          "Consolidated Debt" at any time means all Debt of the Company and the Restricted Subsidiaries (including, without limitation, advances under the Blanket Agreement for Advances and Security Agreement, dated as of March 23, 1990, with the Federal Home Loan Bank of Cincinnati, as referenced in Annex 2 to this Agreement), plus, without duplication, the aggregate amount of the obligations of the Company and the Restricted Subsidiaries set forth below, at such time:

          (a) the face amount of all letters of credit issued by the Company or any Restricted Subsidiary and all bankers' acceptances accepted by the Company or any Restricted Subsidiary; and

          (b) the aggregate amount of all assets with respect to which the Company or a Restricted Subsidiary has any Asset Securitization Recourse Liabilities in respect of promissory notes and other interest bearing obligations sold or otherwise transferred by the Company or any Restricted Subsidiary (regardless of whether such aggregate amount of assets is in excess of the amount of such Asset Securitization Recourse Liabilities), whether for the repurchase of defaulted notes or obligations or otherwise.

          "Consolidated Earnings Available for Fixed Charges" for any fiscal period of the Company means the sum of

          (a)  Consolidated Adjusted Net Income for such period; plus

          (b) to the extent deducted in determining Consolidated Adjusted Net Income for such period,

          (1) all provisions for any Federal, state or other income taxes made by the Company and the Restricted Subsidiaries during such period, and

          (2)  Consolidated Fixed Charges during such period;

          plus

          (c)  the NCB Development Corporation Contribution.

          "Consolidated Effective Net Worth" at any time means the sum of

          (a)  Consolidated Adjusted Net Worth at such time; plus

          (b) the aggregate outstanding principal amount of Class A Notes at such time.

          "Consolidated Fixed Charges" for any fiscal period of the Company means, on a consolidated basis for the Company and the Restricted
Subsidiaries, the sum of:

          (a) all interest and all amortization of Debt discount and expense on all Debt for borrowed money of the Company and the Restricted Subsidiaries; plus

          (b) all Rentals payable during such period by the Company and the Restricted Subsidiaries.

          "Consolidated Net Earnings" means, for any period, the net income or loss of the Company and the Restricted Subsidiaries, as applicable (determined on a consolidated basis for such Persons at such time), for such period, as determined in accordance with generally accepted accounting principles in effect at such time.

          "Consolidated Senior Debt" at any time means the aggregate amount of the obligations of the Company and the Restricted Subsidiaries set forth below that would be reflected on a consolidated balance sheet for the Company and the Restricted Subsidiaries at such time:

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

          "Consolidated Taxable Income" means, in respect of the Company for any calendar year, the taxable income for such calendar year reported by the Company on its tax return filed with the Internal Revenue Service (or other successor federal agency) for such calendar year.

          "Date of Assumption and Restatement" means December 15, 1993.

          "Debt" at any time with respect to any Person means all obligations of such Person that in accordance with generally accepted accounting principles would be classified on a balance sheet of such Person as liabilities of such Person (except as specified in clause (d) below), including (without limitation) all

          (a) direct debt and other similar recourse and non- recourse monetary obligations of such Person,

          (b) obligations secured by any Lien upon Property owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations,

          (c) obligations created or arising under any conditional sale, financing lease, or other title retention agreement with respect to Property acquir p by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of such Property,

          (d) Guarantees of such Person (whether or not such Guarantees are classified as liabilities on the balance sheet of such Person at such time),

          (e)  obligations in respect of Capitalized Leases, and

          (f) in respect of the Company or any Restricted Subsidiary, the aggregate amount of all demand and term deposits made by any Person with the Company or such Restricted Subsidiary (including, without limitation, certificates of deposit issued by the Company or such Restricted Subsidiary).

          "Default" means an event or condition the occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

          "Delayed Delivery Fee" shall have the meaning specified in paragraph 2I(b).

          "Disposition Assets" shall have the meaning specified in paragraph 6B(a).

          "Disposition Stock" shall have the meaning specified in paragraph
6A.

          "Disposition Subsidiary" shall have the meaning specified in paragraph 6A.

          "Disposition Value" with respect to any Property means the greater of

          (a) the book value of such Property as reflected on the balance sheet of the owner of such Property and

          (b)  the Fair Market Value of such Property,

     in each case as of the time of the disposition of such Property.

          "Eligible Derivatives" means derivative Securities which are sold in the ordinary course of the business of the Company and the Restricted Subsidiaries for the purpose of hedging or otherwise managing portfolio risk.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

          "Event of Default" shall mean any of the events specified in paragraph 7, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act.

          "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

          "Facility" shall have the meaning specified in paragraph 2A.

          "Facility Amount" shall have the meaning specified in paragraph 1.

          "Fair Market Value" at any time with respect to any Property, means the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

          "Financial Covenant" shall mean any covenant, agreement or provision (including, without limitation, the definitions applicable thereto) of or applicable to the Company or any Restricted Subsidiary contained in any agreement governing, or instrument evidencing, any Debt (or commitment to lend), other than Debt or a commitment to lend among the Company and one or more Restricted Subsidiaries, of the Company or any Restricted Subsidiary in an aggregate principal amount greater than Five Million Dollars ($5,000,000), which covenant, agreement, or provision:

          (a) requires the Company or any Restricted Subsidiary to maintain specified financial amounts or ratios or to meet other financial tests;

          (b) restricts the ability of the Company or any Restricted Subsidiary to:

          (1) make distributions, investments, capital expenditures or operating expenditures of any kind;

          (2) incur, create or maintain any Debt (or other obligations) or Liens;

          (3)  merge, consolidate or acquire or be acquired by any Person;

          (4) sell, lease, transfer or dispose of any Property (other than restrictions imposed solely upon collateral, and not upon Property of the Company or any Restricted Subsidiary generally, by holders of Liens thereon which are permitted by this Agreement); or

          (5)  issue or sell any capital stock of any kind;

          (c) is similar to any provision in paragraphs 5 or 6 of this Agreement; or

          (d) provides that a default or event of default shall occur, or that the Company or any Restricted Subsidiary shall be required to prepay, redeem or otherwise acquire for value any Debt or security as a result of its failure to comply with any provision similar to any of those set forth in any of the foregoing clauses (a), (b) or (c).

          "Financing Agreement" means the Financing Agreement, made as of December 21, 1989, by and between the Department of the Treasury, an executive department of the United States government, and the Company, as in effect on the Date of Assumption and Restatement.

          "Guarantees" at any time means, subject to the last sentence of this definition, all obligations of any Person guaranteeing or in effect guaranteeing any indebtedness or obligation or dividend of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person

          (a) to purchase any indebtedness or obligation or any Property constituting security therefor,

          (b)  to advance or supply funds

          (1)  for the purchase or payment of any indebtedness or obligation or

          (2) to maintain working capital, equity capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of any indebtedness or obligation,

          (c) to purchase Property, Securities or services primarily for the purpose of assuring the owner of any indebtedness or obligation of the ability of the primary obligor to make payment of the indebtedness or obligation or

          (d) otherwise to assure the owner of the indebtedness or obligation of the primary obligor against loss in respect thereof
(including, without limitation, contingent reimbursement obligations under letters of credit).

For purposes of this definition, (i) liabilities or endorsements in the ordinary course of business of checks and other negotiable instruments for deposit or collection, (ii) obligations of the Restricted Subsidiaries to acquire assets from the Company in the ordinary course of business, and
(iii) Asset Securitization Recourse Liabilities shall be deemed not to be "Guarantees."

          "Hedge Treasury Note(s)" shall mean, with respect to any Accepted Note, the United States Treasury Note or Notes whose duration (as determined by Prudential) most closely matches the duration of such Accepted Note.

          "Hostile Tender Offer" shall mean, with respect to the use of proceeds of any Note, any offer to purchase, or any purchase of, shares of capital stock of any corporation or equity interests in any other entity, or securities convertible into or representing the beneficial ownership of, or rights to acquire, any such shares or equity interests, if such shares, equity interests, securities or rights are of a class which is publicly traded on any securities exchange or in any over-the-counter market, other than purchases of such shares, the equity interests or beneficial ownership of such corporation or other entity for portfolio investment purposes, and such offer or purchase has not been duly approved by the board of directors of such corporation or the equivalent governing body of such other entity prior to the date on which the Company makes the Request for Purchase of such Note.

          "Initial Closing" shall mean the funding on the first Closing Day hereunder.

          "Issuance Period" shall have the meaning specified in paragraph 2B.

          "Investments" shall have the meaning specified in the definition of "Restricted Investments".

          "Lien" means any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute or contract, and including but not limited to the security interest lien arising from a mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights-of- way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting property. For the purposes of this Agreement, the Company or a Restricted Subsidiary shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, financing lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.

          "Long-Term Lease" means any lease (other than a Capitalized Lease) having an original term, including any period for which the lease may be renewed or extended at the option of the lessor, of more than one (1) year at the time the lessee shall have entered into such lease.

          "Material Obligation(s)" means any one or more Debts or other Securities having an aggregate outstanding principal or stated amount for all such Debts or other Securities of One Million Dollars ($1,000,000) or more.

          "NCB Development Corporation Contribution" means the contribution made by the Company to NCB Development Corporation in any fiscal period of the Company pursuant to 12 U.S.C. 3051(d), as in effect on the Date of Assumption and Restatement.

          "Notes" shall have the meaning specified in paragraph 1.

          "Officer's Certificate" shall mean a certificate signed in the name of the Company by an Authorized Officer of the Company.

          "Other Restated Note Agreements" means and includes (i) the Assumption Agreement and Amended and Restated Senior Note Agreement, dated as of
December 1, 1993, in respect of the Company's Amended and Restated 10.15%
Senior Notes due October 15, 1995, and (ii) the separate Assumption Agreement and Amended and Restated Senior Note Agreements, dated as of December 1,
1993, in respect of the Company's (a) Amended and Restated 8.18% Series A
Senior Notes due June 24, 1997, (b) Amended and Restated 8.32% Series
Senior Notes due December 24, 1997, and (c) Amended and Restated 8.44% Series C Senior Notes due June 24, 1998, as each may be amended from time to time.

          "Other Restated Notes" means and includes each of the senior notes of the Company issued under the Other Restated Note Agreements, as each may be amended from time to time.

          "Patronage Dividends" means "patronage dividend", as such term is defined in 12 U.S.C. 3019(b)(2) as in effect on the Date of Assumption and Restatement.

          "Pension Plans" means all "employee pension benefit plans", as such term is defined in Section 3 of ERISA, maintained or participated in by the Company or any of the Subsidiaries, as from time to time in effect.

          "Permitted Proceeds Application" means, in connection with a sale of assets in accordance with paragraph 6B hereof or a sale of Subsidiary Stock in accordance with paragraph 6A hereof, the application by the Company or a Restricted Subsidiary of the amount of proceeds specified in such paragraph to any of the following:

               (a) the acquisition by the Company or such Restricted Subsidiary of Adjusted Tangible Assets to be used in the ordinary course of business of the Company or such Restricted Subsidiary within ninety (90) days of such sale, so long as any proceeds to be applied pursuant to this clause (a) are invested in accordance with clause (c) hereof until such time as such proceeds are so applied,

               (b) the prepayment, allocated in proportion to the respective outstanding principal amounts thereof, of each of the Notes and the Other Restated Notes in accordance with paragraph 4B of this Agreement and Section
5.2 of each of the Other Restated Agreements, as the case may be, within ten
(10) Business Days following the consummation of such sale, so long as any proceeds to be applied pursuant to this clause (b) are invested in accordance with clause (c) hereof until such time as such proceeds are so applied,

               (c) the investment of such proceeds in any Investment specified in clauses (d) to (k), inclusive, of the definition of "Restricted Investment" no later than the next Business Day following the consummation of such sale; provided that such proceeds are applied as provided in either of the foregoing clauses (a) or (b) of this definition within the period therein specified, or

          (d) the repayment of Debt outstanding under any revolving credit or similar agreement which provides for successive reborrowings and repayments thereunder at the Company's option; provided that (i) the aggregate amount of such proceeds so applied shall not exceed the lesser of Fifty Million Dollars ($50,000,000) and ten percent (10%) of Consolidated Total Assets and (ii) the amount of Debt so repaid shall be reborrowed and applied as provided in either of the foregoing clauses (a) or (b) within the period therein specified.

          "Person" shall mean and include an individual, a partnership, a joint venture, a corporation, a limited liability company, a trust, an unincorporated organization and a government or any department or agency thereof.

          "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          "Prudential" shall mean The Prudential Insurance Company of America.

          "Prudential Affiliate" shall mean any corporation or other entity all of the Voting Stock (or equivalent voting securities or interests) of which is owned by Prudential either directly or through Prudential Affiliates.

          "Purchasers" shall mean, with respect to any Accepted Notes the Persons, either Prudential or a Prudential Affiliate, who is purchasing such Accepted Notes.

          "Qualified Assets" at any time means the sum of

          (a) the principal amount of all promissory notes and other interest bearing obligations of the Company owned in the ordinary course of the Company's business less (i) reserves for credit losses applicable thereto, and (ii) unearned income,

          (b)  the Company's cash on hand and in banks, and

          (c)  the Company's Investments other than Restricted Investments.

          "Renewal Fee" shall have the meaning specified in paragraph 2I(d).

          "Rentals" at any time means all fixed rentals (including as such all payments which the lessee is obligated to make to the lessor on termination of a lease or surrender of leased Property) payable by the Company or a Restricted Subsidiary, as lessee or sublessee under a lease of Property, exclusive of any amounts required to be paid by the Company or a Restricted Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues.

          "Request for Purchase" shall have the meaning specified in paragraph 2D.

          "Required Holder(s)" shall mean, with respect to the Notes of any Series, at any time, the holder or holders of at least sixty-six and two thirds percent (66 2/3%) of the aggregate principal amount of the Notes of such series outstanding at such time.

          "Rescheduled Closing Day" shall have the meaning specified in paragraph 2H(b).

          "Restricted Guarantees" at any time means all Guarantees by the Company of obligations of others that constitute sum certain obligations at the time such Guarantees are incurred.

          "Restricted Investments" at any time means all investments, made in cash or by delivery of Property, by the Company and the Restricted Subsidiaries
(x) in any Person, whether by acquisition of stock, indebtedness or other obligations or Securities, or by loan, advance or capital contribution, or otherwise, or (y) in any Property (items (x) and (y) herein called "Investments"), except the following:

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

          (d) Investments in commercial paper of any corporation which, at the time of acquisition by the Company or a Restricted Subsidiary, is accorded the highest rating by Standard & Poor's Rating Service, a division of McGraw-Hill, Inc., Duff & Phelps, Inc. or Moody's Investors Service, Inc.
(or any other nationally recognized credit rating agency of similar standing if none of such corporations is then in the business of rating commercial paper);

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

          (h) Investments in marketable general obligations of any state, territory or possession of the United States of America, or any political subdivision of any of the foregoing, or the District of Columbia, given one of the three (3) highest credit ratings in respect of the type of such obligations by Standard & Poor's Rating Service, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., and the obligor of which

          (1) has general taxing authority and the power to levy such taxes as may be required for the payment of principal and interest thereon, and

          (2) has unconditionally fully secured the payment of principal and interest on such obligations with its full faith and credit;

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

          (m) Investments in marketable corporate debt securities given a credit rating of "A" or better by each of Standard & Poor's Rating Service, a division of McGraw Hill, Inc. and Moody's Investors Service, Inc.;

          (n) Investments in asset-backed securities issued against a pool of receivables which (i) have an average life or final maturity of not more than five (5) years and (ii) have been given a long-term rating of "AAA" or better by Standard & Poor's Rating Service, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc.; and

          (o) Investments in mortgage-backed securities issued against an underlying pool of mortgages which (i) have an average life, as determined by the dealer's prepayment assumptions at the time of purchase, of not more than five (5) years and (ii) have been given a long-term rating of "AAA" or better by Standard & Poor's Corporation or Moody's Investors Service, Inc.;

provided, that notwithstanding the foregoing clauses (a) through (o), inclusive, the term Restricted Investments shall for all purposes include a ll Investments described in the foregoing clauses (d) through (k), inclusive, to the extent that they mature more than one (1) year from the date of acquisition thereof by the Company or a Restricted Subsidiary.

          "Restricted Payments" shall have the meaning specified in paragraph 6I(a).

          "Restricted Subsidiary" means a Subsidiary engaged in one or more of the businesses referred to in paragraph 8C(c) of this Agreement:

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

provided, that any Subsidiary having been designated a Restricted Subsidiary may thereafter become a Subsidiary (other than a Restricted Subsidiary) by designation of the Board of Directors if at the time of such change in characterization and after giving effect thereto

          (1)  no Default or Event of Default shall exist, and

          (2) after the elimination of the net earnings of any such Subsidiary from Consolidated Adjusted Net Income for the period subsequent to December 31, 1991, the Company would have been entitled, pursuant to the provisions of paragraph 6I, to declare or make all Restricted Payments declared or made during such period.

          "Securities Act" shall mean the Securities Act of 1933, as amended.

          "Security" shall have the same meaning as in Section 2(1) of the Securities Act; provided, however, that Asset Securitization Recourse Liabilities shall not constitute "Securities" except (i) to the extent that such obligations arise from the Company's obligation to repurchase receivables or other assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables or (ii) if the Company shall maintain a reserve account containing cash or Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein, to the extent of the amount of such reserve account or subordinated interest.

          "Selected Commercial Bank" means

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

          "Senior Debt" means the Notes, all other Debt of the Company for borrowed money that is not expressed to be subordinate or junior to any other Debt, and Asset Securitization Recourse Liabilities to the extent, but only to the extent, that such obligations have matured.

          "Series" shall have the meaning specified in paragraph 1.

          "Significant Holder" shall mean (i) Prudential, so long as Prudential or any Prudential Affiliate shall hold (or be committed under this Agreement to purchase) any Note, or (ii) any other holder of at least 5% of the aggregate principal amount of the Notes from time to time outstanding.

          "SPV" has the meaning assigned to such term in the definition of "Asset Securitization" in this paragraph 10B.

          "Stock Disposition Date" shall have the meaning specified in paragraph 6A.

          "Subordinated Debt" means (a) the Class A Notes and (b) all notes, debentures or other evidences of indebtedness of the Company for borrowed money of the Company which shall contain or have applicable thereto subordination provisions providing for the subordination of such indebtedness to the Notes and all other Senior Debt (but not to any other Debt) of the Company substantially in the following form:

     "Anything in this subordinated note to the contrary notwithstanding, the indebtedness evidenced by this subordinated note shall be subordinate and junior in right of payment, to the extent and in the manner hereinafter set forth, to all indebtedness of the Company for money borrowed, whether outstanding at the date of this subordinated note or incurred after the date of this subordinated note, which is not by its terms subordinate or junior to any other indebtedness of the Company (such indebtedness of the Company, together with (i) all premiums (if any) due on such indebtedness
(including, without limitation, any interest which accrues after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of the Company, whether or not such interest is allowed under applicable law), and (iii) all other amounts payable from time to time to the holders of, or in respect of, such indebtedness (including, without limitation, all costs and expenses relating thereto) to which this subordinated note is subordinate and junior being herein called "Superior Indebtedness"):

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

          (b) in the event that pursuant to the provisions hereof this subordinated note is declared or becomes due and payable before its expressed maturity because of an occurrence of an event of default described herein (under circumstances when the foregoing clause (a) shall not be applicable) or otherwise, no amount shall be paid by the Company in respect of the principal, interest or premium on this subordinated note (or any other amounts due in respect thereof), except at the stated maturity hereof (all subject to the foregoing clause (a) above), unless and until all Superior Indebtnedness outstanding a t the time this subordinated note so becomes due and payable because of any such event shall have been paid in full in cash or payment thereof shall have been provided for in a manner satisfactory to the holders of such outstanding Superior Indebtedness;

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

     The Company covenants and agrees, for the benefit of each and every present and future holder of Superior Indebtedness, that in the event that pursuant to the provisions hereof this subordinated note is declared or becomes due and payable because of an occurrence of an event of default described herein or otherwise, then each holder of any Superior Indebtedness then outstanding shall have the right to declare immediately due and payable on demand all or any part of such Superior Indebtedness owing and payable to such holder, regardless of any other maturity or terms of said Superior Indebtedness; and if and when any such default has occurred, or any notice of default under the terms hereof may be served upon the Company, then in each such event the Company shall and thereby agrees that it will immediately notify the holders of the Superior Indebtedness of such default or notice thereof, as the case may be.

     No right of any present or future holder of any Superior Indebtedness of the Company to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any failure to act on the part of the Company, or by any noncompliance by the Company with the terms, provisions and covenants of this subordinated note, regardless of any knowledge thereof that any such holder of Superior Indebtedness may have or be otherwise charged with. The provisions hereof are solely for the purpose of defining the relative rights of the holders of Superior Indebtedness on the one hand, and the holder or holders of this subordinated note on the other hand, and nothing herein shall impair, as between the Company and the holder of this subordinated note, the obligation of the Company to pay to the holder hereof the principal, premium, if any, and interest hereon in accordance with its terms, nor shall anything herein prevent the holder of this subordinated note from exercising all remedies otherwise permitted by applicable law or hereunder upon default hereunder, subject to the rights, if any, of holders of Superior Indebtedness as herein provided. Each and every holder of this subordinated note by acceptance hereof shall undertake and agree for the benefit of each holder of Superior Indebtedness to execute, verify, deliver and file any proofs of claim, consents, assignments or other instruments which any holder of Superior Indebtedness may at any time require in order to prove and realize uon any rights or claims pertaining to this subordinated note and to effectuate the full benefit of the subordinated contained herein and, upon failure of any such holder of this subordinated note so to do, any such holder of Superior Indebtedness shall be deemed to be irrevocably appointed the agent and attorney-in-fact of such holder of this subordinated note to execute, verify, deliver and file any such proofs of claim, consents, assignments or other instruments."

          "Subsidiary" means a corporation organized under the laws of the United States or Canada, or any province of Canada, which conducts the major portion of its business in and makes the major portion of its sales to Persons located in the United States of America or Canada, and at least fifty percent (50%) of the Voting Stock of which shall, at the time as of which any determination is being made, be owned by the Company either directly or through Subsidiaries.

          "Subsidiary Stock" shall have the meaning specified in paragraph 6A.

          "Transferee" shall mean any direct or indirect transferee of all or any part of any Note purchased by any Purchaser under this Agreement.

          "Voting Stock" means Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to vote in the election of the corporate directors (or persons performing similar functions).

          C. Accounting Principles, Terms and Determinations. All references in this Agreement to "general accepted accounting principles" shall be deemed to refer to generally accepted accounting principles in effect in the United States at the time of application thereof. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all unaudited financial statements and certificates and reports as to financial matters required to be furnished hereunder shall be prepared, in accordance with genrally accepted accounting principles applied on a basis consistent with the most recent audited consolidated financial statements of the Company and its Subsidiaries delivered pursuant to clause (b) of paragraph 5H or, if no such statements have been so delivered, the most recent audited financial statements referred to in clause (a) of paragraph 8C.

     X.   MISCELLANEOUS.

          A. Note Payments. The Company agrees that, so long as any Purchaser shall hold any Note, it will make payments of principal of, interest on, and any Yield-Maintenance Amount payable with respect to, such Note, which comply with the terms of this Agreement, by wire transfer of immediately available funds for credit (not later than 12:00 noon, New York City local time, on the date due) to the account or accounts of such Purchaser, if any, as are specified in the Information Schedule, attached hereto, or, in the case of any Purchaser not named in the Information Schedule or any Purchaser wishing to change the account specified for it in the Information Schedule, such account or accounts in the United States as such Purchaser may from time to time designate in writing, notwithstanding any contrary provision herein or in any Note with respect to the place of payment. Each Purchaser agrees that, before disposing of any Note, it will make a notation thereon (or on a schedule attached thereto) of all principal payments previously made thereon and of the date to which interest thereon has been paid. The Company agrees to afford the benefits of this paragraph 11A of any Transferee which shall have made the same agreement as the Purchasers have made in this paragraph 11A.

          B. Expenses. The Company agrees, whether or not the transactions contemplated hereby shall be consummated, to pay, and save Prudential, each Purchaser and any Transferee harmless against liability for the payment of, all out-of-pocket expenses arising in connection with such transactions, including (i) all document production and duplication charges and the fees and expenses of any special counsel engaged by the Purchasers or any Transferee in connection with this Agreement, the transactions contemplated hereby and any subsequent proposed modifications of, or proposed consent under, this Agreement, whether or not such proposed modification shall be effected or proposed consent granted, and (ii) the costs and expenses, including attorneys' fees, incurred by any Purchaser or any Transferee in enforcing (or determining whether or how to enforce) any rights under this Agreement or the Notes or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement or the transactions contemplated hereby or by reason of any Purchaser's or any Transferee's having acquired any Note, including without limitation costs and expenses incurred in any bankruptcy case. The obligations of the Company under this paragraph 11B shall survive the transfer of any Note or portion thereof or interest therein by any Purchaser or any Transferee and the payment of any Note.

          C. Consent to Amendments. This Agreement may be amended, and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if the Company shall obtain the written consent to such amendment, action or omission to act, of the Required Holder(s) of the Notes of each Series except that, (i) with the written consent of the holders of all Notes of a particular Series, and if an Event of Default shall have occurred and be continuing, of the holders of all Notes of all Series, at the time outstanding (and not without written consents), the Notes of such Series may be amended or the provisions thereof waived to change the maturity thereof, to change or affect the principal thereof, or to change or affect the rate or time of payment of interest on or any Yield-Maintenance Amount payable with respect to the Notes of such Series, (ii) without the written consent of the holder or holders of all Notes at the time outstanding, no amendment to or waiver of the provisions of this Agreement shall change or affect the provisions of paragraph 7A or this paragraph 11C insofar as such provisions relate to proportions of the principal amount of the Notes of any Series, or the rights of any individual holder of Notes, required with respect to any declaration of Notes to be due and payable or with respect to any consent, amendment, waiver or declaration, (iii) with the written consent of Prudential (and not without the written consent of Prudential) the provisions of paragraph 2 may be amended or waived (except insofar as any such amendment or waiver would affect any rights or obligations with respect to the purchase and sale of Notes which shall have become Accepted Notes prior to such amendment or waiver ), and (iv) with the written consent of all of the Purchasers which shall have become obligated to purchase Accepted Notes of any Series (and not without the written consent of all such Purchasers), any of the provisions of paragraphs 2 and 3 may be amended or waived insofar as such amendment or waiver would affect only rights or obligations with respect to the purchase and sale of the Accepted Notes of such Series or the terms and provisions of such Accepted Notes. Each holder of any Note at the time or thereafter outstanding shall be bound by any consent authorized by this paragraph 11C, whether or not such Note shall have been marked to indicate such consent, but any Notes issued thereafter may bear a notation referring to any such consent. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein and in the Notes, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

          D. Form, Registration, Transfer and Exchange of Notes; Lost Notes. The Notes are issuable as registered notes without coupons in denominations of at least $1,000,000, except as may be necessary to reflect any principal amount not evenly divisible by $1,000,000. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Notes and of transfers of Notes. Upon surrender for registration of transfer of any Note at the principal office of the Company, the Company shall, at its expense, execute and deliver one or more new Notes of a like tenor and of a like aggregate principal amount, registered in the name of such transferee or transferees. At the option of the holder of any Note, such Note may be exchanged for other Notes of like tenor and of any authorized denominations, of a like aggregate principal amount, upon surrender of the Note to be exchanged at the principal office of the Company. Whenever any Notes are so surrendered for exchange, the Company shall, at its expense, execute and deliver the Notes which the holder making the exchange is entitled to receive. Each installment of principal payable on each installment date upon each new Note issued upon any such transfer or exchange shall be in the same proportion to the unpaid principal amount of such new Note as the installment of principal payable on such date on the Note surrendered for registration of transfer or exchange bore to the unpaid principal amount of such Note. No reference need be made in any such new Note to any installment or installments of principal previously due and paid upon the Note surrendered for registration of transfer or exchange. Every Note surrendered for registration of transfer or exchange shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or such holder's attorney duly authorized in writing. Any Note or Notes issued in exchange for any Note or upon transfer thereof shall carry the rights to unpaid interest and interest to accrue which were carried by the Note so exchanged or transferred, so that neither gain nor loss of interest shall result from any such transfer or exchange. Upon receipt of written notice from the holder of any Note of the loss, theft, destruction or mutilation of such Note and, in the case of any such loss, theft or destruction, upon receipt of such holder's unsecured indemnity agreement, or in the case of any such mutilation upon surrender and cancellation of such Note, the Company will make and deliver a new Note, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Note.

          E. Persons Deemed Owners; Participations. Prior to due presentment for registration of transfer, the Company may treat the Person in whose name any Note is registered as the owner and holder of such Note for the purpose of receiving payment of principal of and interest on, and any Yield- Maintenance Amount payable with respect to, such Note and for all other purposes whatsoever, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary. Subject to the preceding sentence, the holder of any Note may from time to time grant participations in all or any part of such Note to any Person on such terms and conditions as may be determined by such holder in its sole and absolute discretion.

          F. Survival of Representations and Warranties; Entire Agreement. All representations and warranties contained herein or made in writing by or on behalf of the Company in connection herewith shall survive the execution and delivery of this Agreement and the Notes, the transfer by any Purchaser of any Note or portion thereof or interest therein and the payment of any Note, and may be relied upon by any Transferee, regardless of any investigation made at any time by or on behalf of any Purchaser or any Transferee. Subject to the preceding sentence, this Agreement and the Notes embody the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings relating to such subject matter.

          G. Successors and Assigns. All covenants and other agreements in this Agreement contained by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto (including, without limitation, any Transferee) whether so expressed or not.

          H. Disclosure to Other Persons. The Company acknowledges that Prudential, each Purchaser and each holder of any Note may deliver copies of any financial statements and other documents delivered to it, and disclose any other information disclosed to it, by or on behalf of the Company or any Subsidiary in connection with or pursuant to this Agreement to (i) its directors, officers, employees, agents and professional consultants, (ii) any Purchaser or holder of any Note, (iii) any Person to which it offers to sell any Note or any part thereof, (iv) any Person to which it sells or offers to sell a participation in all or any part of any Note, (v) any Person from which it offers to purchase any security of the Company, (vi) any federal or state regulatory authority having jurisdiction over it, (vii) the National Association of Insurance Commissioners or any similar organization, or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (a) in compliance with any law, rule, regulation or order applicable to it, (b) in response to any subpoena or other legal process or informal investigative demand, (c) in connection with any litigation to which it is a party or (d) in order to protect the investment of any holder in any Note.

          I. Notices. All written communications provided for hereunder (other than communications provided for under paragraph 2) shall be sent by first class mail or nationwide overnight delivery service (with charges prepaid) and (i) if to any Person listed in the Information Schedule attached hereto, addressed to it at the address specified for such communications in such Information Schedule, or at such other address as it shall have specified in writing to the Person sending such communication, and (ii) if to any Purchaser or holder of any Note which is not a Person listed in such Information Schedule, addressed to it at such address as it shall have specified in writing to the Person sending such communication or, if any such holder shall not have so specified an address, then addressed to such holder in care of the last holder of such Note which shall have so specified an address to the Person sending such communication, provided, however, that any such communication to the Company may also, at the option of the Person sending such communication, be delivered by any other means either to the Company at its address specified in the Information Schedule or to any Authorized Officer of the Company. Any communication pursuant to paragraph 2 shall be made by the method specified for such communication in paragraph 2, and shall be effective to create any rights or obligations under this Agreement only if, in the case of a telephone communication, an Authorized Officer of the party conveying the information and of the party receiving the information are parties to the telephone call, and in the case of a telecopier communication, the communication is signed by an Authorized Officer of the party conveying the information, addressed to the attention of an Authorized Officer of the party receiving the information, and in fact received at the telecopier terminal the number of which is listed for the party receiving the communication in the Information Schedule or at such other telecopier terminal as the party receiving the information shall have specified in writing to the party sending such information.

          J. Payments Due on Non-Business Days. Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or interest on, or Yield-Maintenance Amount payable with respect to, any Note that is due on a date other than a Business day shall be made on the next succeeding Business Day. If the date for any payment is extended to the next succeeding Business Day by reason of the preceding sentence, the period of such extension shall be included in the computation of the interest payable on such Business Day.

          K. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          L. Descriptive Headings. The descriptive headings of the several paragraphs of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

          M. Satisfaction Requirement. If any agreement, certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to any Purchaser, to any holder of Notes or to the Required Holder(s), the determination of such satisfaction shall be made by such Purchaser, such holder or the Required Holder(s), as the case may be, in the sole and exclusive judgment (exercised in good faith) of the Person or Persons making such determination.

          N. Governing Law. IN ACCORDANCE WITH THE PROVISIONS OF 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW, THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF NEW YORK.

          O. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

          P. Binding Agreement. When this Agreement is executed and delivered by the Company and Prudential, it shall become a binding agreement between the Company and Prudential. This Agreement shall also inure to the benefit of each Purchaser which shall have executed and delivered a Confirmation of Acceptance, and each such Purchaser shall be bound by this Agreement to the extent provided in such Confirmation of Acceptance.

           [Remainder of this page is intentionally left blank.
                       Next page is signature page.]

          If you are in agreement with the foregoing, please sign below on the several counterparts of this letter and returning at least one fully executed copy of this letter to the Company, whereupon this letter shall become a binding agreement between the Company and Prudential.

                              Very truly yours,

                                NATIONAL CONSUMER
                                COOPERATIVE BANK


                              By
                                   Name:
                                   Title:


The foregoing Agreement is
hereby accepted as of the
date first above written.

THE PRUDENTIAL INSURANCE COMPANY
  OF AMERICA


By
    Vice President
                                  ANNEX 1
                           INFORMATION SCHEDULE

Prudential/Purchaser(s)

The Prudential Insurance Company of America

(1) All payments on account of Notes held by such purchaser shall be made by wire transfer of immediately available funds for credit to:

Account No. 050-54-526
Morgan Guaranty Trust Company of New York
23 Wall Street
New York, New York 10015
(ABA No.: 021-000-238)

Each such wire transfer shall set forth
the name of the Company, a reference to
the due date and application (as among principal, interest and Yield-Maintenance Amount) of the payment being made and the Security Number identified in the Confirmation of Acceptance.

(2)  Address for all notices relating
to payments:

The Prudential Insurance Company of America
c/o Prudential Capital Group
Three Gateway Center
12th Floor
100 Mulberry Street
Newark, New Jersey 07102-4069

Attention:  Investment Operations Group

With a copy to:
Prudential Capital Group
One Gateway Center
11th Floor
Newark, New Jersey  07102

Attention:  Managing Director

(3)  Address for all other communications
and notices:

The Prudential Insurance Company of America
c/o Prudential Capital Group
One Gateway Center
11th Floor
Newark, New Jersey 07102-4069

Attention:  Managing Director

(4)  Recipient notices of telephonic or facsimile prepayment:

Manager, Asset Management Unit
(201) 802-6429
(201) 802-8055 (facsimile)

(5)  Tax Identification No.: 22-1211670

(6)  Authorized Officers:
     Charles Y. King
     B. Ross Smead
     Gail A. McDermott
                    Kevin J. KraskaThe Company

National Consumer Cooperative Bank

(1)  Address for Notices:

National Consumer Cooperative Bank
Suite 700
1401 Eye Street N.W.
Washington, D.C.  20005

Attention: President

(2)  Receipt of telephonic or facsimile notices:

Richard L. Reed
(202) 336-7660
(202) 336-7803 (facsimile)

(3)  Authorized Officers:                            Charles E. Snyder
     President
Richard L. Reed
     Treasurer


                                  ANNEX 2
                        Disclosures of the Company

LIENS (PARAGRAPH 6C)

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

     In order to provide a liquidity facility, NCB Savings Bank, FSB ("NCBSB") is party to a Blanket Agreement for Advances and Security Agreement, dated as of March 23, 1990, with the Federal Home Loan Bank of Cincinnati (the "FHLB") pursuant to which it grants a security interest to the FHLB in its FHLB stock and in its mortgage portfolio as security for advances that the FHLB agrees to make to NCBSB.

SUBSIDIARIES AND AFFILIATES (PARAGRAPH 8A)



Name of Subsidiary/Affiliate   Jurisdiction of Incorporation   Nature and Extent of Affiliation

NCB Mortgage Corporation**      Delaware                       The Company is the owner of all outstanding voting
                                                               stock of NCB Mortgage Corporation


NCB Business Credit
Corporation**                   Delaware                       Wholly owned subsidiary of the Company


NCB Financial
Corporation**                   Delaware                       Wholly owned subsidiary of the Company


NCB Savings Bank, FSB**         Federal Charter                Wholly owned subsidiary of NCB Financial Corporation


NCB Development Corporation     District of Columbia           The Company was directed by 12.U.S.C. &3051(b)
                                non-profit corporation         to organize NCBDC, which has no capital stock.  Six of
                                                               its nine directors are directors of the Company.
                                                               The Company makes annual contributions to NCBDC and
                                                               provides office space and services for which the Company
                                                               is reimbursed at its cost.


Cooperative Funding
Corporation**                   Delaware                       Wholly owned subsidiary of NCB Business Credit Corporation


NCB Insurance Brokers, Inc.**   New York                       Wholly owned subsidiary of NCB Mortgage Corporation


NCB Investment Advisers, Inc.** Delaware                       Wholly owned subsidiary of NCB Business Credit Corporation


NCB Retail Finance Corporation  Delaware                       Special purpose corporation and wholly owned subsidiary of the Company


NCB I, Inc.**                   Delaware                       Special purpose corporation and wholly owned subsidiary of the Company

 ** Restricted Subsidiary

DESCRIPTION OF BUSINESS (PARAGRAPH 8C(c))

     The Company and the Subsidiaries provide a broad array of financial services and products to the Nation's cooperative- related business sector, including but not limited to commercial and real estate lending, mortgage banking, capital markets and advisory services, leasing and lease financing, depository services, asset securitization, derivatives, and insurance brokerage.

INDEBTEDNESS (PARAGRAPH 8O)

     As of the date hereof, the Company had outstanding Debt for borrowed money as follows:



Investor                      Amount                 Maturity


Lutheran Brotherhood          $7,000,000            March 31, 2000
AUSA Life Insurance Company   $3,000,000            March 31, 2000
International Life
Investors Insurance Company   $6,100,000            March 31, 2000
The Canada Life
Assurance Company             $3,900,000            March 31, 2000
National Westminster
Bank, et al.                  $170,000,000          December 31, 1996
                              ($70,000,000 outstanding )
Signet Bank/Maryland          $11,000,000           Upon demand
                              ($11,000,000 outstanding )
PNC Bank                      $10,000,000           Upon demand
                              ($10,000,000 outstanding )
Credit Suisse                 $10,000,000           November 10, 1997
Massachusetts Mutual
Life Insurance Company        $25,000,000           October 15, 1995
Equitable Variable Life
Insurance Company             $7,000,000            June 24, 1997
                              $2,000,000            December 24, 1997
The Equitable Life
Assurance Society of
the United States             $3,000,000            December 24, 1997
Mellon Bank, N.A.,
as Trustee for First
Plaza Group Trust (as
directed by Equitable
Capital Management
Corporation)                  $3,000,000           December 24, 1997
Principal Mutual Life
Insurance Company             $10,000,000          December 24, 1997
IDS Certificate
Company                       $8,000,000           June 24, 1997
Safeco Life Insurance
Company                       $4,000,000           June 24, 1997
Phoenix Home Life
Mutual Insurance Company      $5,000,000           June 24, 1998
Provident Mutual Life
Insurance Company of
Philadelphia                  $2,500,000           June 24, 1998
Provident Mutual Life
and Annuity Company of
America                       $1,000,000           June 24, 1998
Mutual Service Life
Insurance Company             $500,000             June 24, 1998


All such indebtedness is unsecured.


RESTRICTIONS ON DEBT (PARAGRAPH 8P)

     The National Westminster Bank indebtedness and all of the other indebtedness, referred to in the above table, each restrict the Company's right to incur Debt, but none of such restrictions is violated by the sale of the Notes.


                                                                  EXHIBIT A


                              [FORM OF NOTE]

                    NATIONAL CONSUMER COOPERATIVE BANK

                                   NOTE


No. R-
ORIGINAL PRINCIPAL AMOUNT:
ORIGINAL ISSUE DATE:
INTEREST RATE:
INTEREST PAYMENT DATES:
FINAL MATURITY DATE:
PRINCIPAL INSTALLMENT DATES AND AMOUNTS:
SECURITY NUMBER:

          FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK
(the "Company"), a corporation organized and existing under the laws of the
United States, hereby promises to pay to                     , or registered
assigns, the principal sum of                                  DOLLARS [on
the Final Maturity Date specified above] [, payable in installments on the Principal Installment Dates and in the amounts specified above, and on the Final Maturity Date specified above in an amount equal to the unpaid balance of principal hereof,] with interest (computed on the basis of a three hundred sixty
(360) day year of twelve (12) thirty (30) day months) (a) on the unpaid balance thereof at the Interest Rate per annum specified above, payable on each Interest Payment Date specified above and on the Final Maturity Date specified above, commencing with the Interest Payment Date next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest, and any overdue payment of any Yield-Maintenance Amount (as defined in the Agreement referred to below), payable on each Interest Payment Date as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) two percent (2%) in excess of the interest rate referenced in the preceding clause (a) or (ii) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

          Payments of principal of, and interest on, and any Yield-Maintenance Amount payable with respect to, this Note are to be made at the main office of Morgan Guaranty Trust Company of New York in New York City or at such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

          This Note is one of a series of Notes (herein called the "Notes") issued pursuant to a Master Shelf Agreement, dated as of December 30, 1994 (herein called the "Agreement"), between the Company and The Prudential Insurance Company of America and is entitled to the benefits thereof. As provided in the Agreement, this Note is subject to prepayment, in whole or from time to time in part on the terms specified in the Agreement.

          This Note is a registered Note and, as provided in the Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

          In case an Event of Default, as defined in the Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in the Agreement.

          This Note is intended to be performed in the State of New York and shall be construed and enforced in accordance with the law of such State.


                              NATIONAL CONSUMER COOPERATIVE BANK


                              By
                                 Vice President


                              By
                                 Treasurer



                                                                  EXHIBIT B


                      [FORM OF REQUEST FOR PURCHASE]

                    NATIONAL CONSUMER COOPERATIVE BANK



     Reference is made to the Master Shelf Agreement (the "Agreement"), dated as of December 30, 1994, between National Consumer Cooperative Bank (the "Company") and The Prudential Insurance Company of America. All terms used herein that are defined in the Agreement have the respective meanings specified in the Agreement.

     Pursuant to Paragraph 2D of the Agreement, the Company hereby makes the following Request for Purchase:


     1.   Aggregate principal amount of
          the Notes covered hereby
          (the "Notes")  ...................  $


     2.   Individual specifications of the Notes:

                             Principal
                   Final     Installment         Interest
         Principal Maturity  Dates and Payment
         Amount    Date      Amounts             Period




     3.   Use of proceeds of the Notes:


     4.   Proposed day for the closing of the purchase and sale of the Notes:

     5.   The purchase price of the Notes is to be transferred to:

                                    Name and
          Name and Address         Number of      Telephone No.
              of Bank              Account        of Bank Officer





     6. The Company certifies (a) that the representations and warranties contained in paragraph 8 of the Agreement (as updated pursuant to paragraph 3A(f) of the Agreement) are true on and as of the date of this Request for Purchase except to the extent of changes caused by the transactions contemplated in the Agreement and (b) that there exists on the date of this Request for Purchase no Event of Default or Default.


Dated:__________________      NATIONAL CONSUMER COOPERATIVE BANK


                              By
                                   Authorized Officer


                                                                     EXHIBIT C


                   [FORM OF CONFIRMATION OF ACCEPTANCE]

                    NATIONAL CONSUMER COOPERATIVE BANK



          Reference is made to the Master Shelf Agreement (the "Agreement"), dated as of December 30, 1994 between National Consumer Cooperative Bank (the "Company") and The Prudential Insurance Company of America. All terms used herein that are defined in the Agreement have the respective meanings specified in the Agreement.

          Each of the undersigned institutions which is named below as a Purchaser of any Accepted Notes hereby confirms the representations as to such Accepted Notes set forth in paragraph 9 of the Agreement, and agrees to be bound by the provisions of paragraphs 2F and 2H of the Agreement relating to the purchase and sale of such Accepted Notes.

          Pursuant to paragraph 2F of the Agreement, an Acceptance with respect to the following Accepted Notes is hereby confirmed:

 I.  Aggregate principal amount $


          (A)  (a)  Name of Purchaser:
               (b)  Principal amount:
               (c)  Final maturity date:
               (d)  Principal installment dates and amounts:
               (e)  Interest rate:
               (f)  Interest payment period:
               (g)  Security Number:  INV____

          (B)  (a)  Name of Purchaser:
               (b)  Principal amount:
               (c)  Final maturity date:
               (d)  Principal installment dates and amounts:
               (e)  Interest rate:
               (f)  Interest payment period:
               (g)  Security Number:  INV____

         [(C),(D) ....: same information as to any other Purchaser]
II.  Closing Day:____________________


Dated:_________________       NATIONAL CONSUMER COOPERATIVE BANK


                              By
                                      Title:


                              THE PRUDENTIAL INSURANCE
                                COMPANY OF AMERICA


                              By
                                      Vice President



            [Signature block for each named Purchaser other than Prudential]


                                                                  EXHIBIT D

                 FORM OF COMPANY COUNSEL'S CLOSING OPINION

                      [Letterhead of Shea & Gardner]


                                   [Closing Date]


To the Persons Listed on
 Annex 1 hereto


Ladies and Gentlemen:

     We have acted as counsel for the National Consumer Cooperative Bank
(the "Company"), a corporation organized under the laws of the United States and which does business as the National Cooperative Bank, in connection with the execution and delivery by the Company of the Master Shelf Agreement, dated as of December 30, 1994, between the Company and The Prudential Insurance Company of America (the "Agreement"), pursuant to which the Company has issued to you today _.__% Notes Due ____ __, ____ of the Company in the aggregate principal amount of $_________ (the "Notes"). All capitalized terms used but not specifically defined in this opinion letter have the respective meanings assigned to them in the Agreement. This letter is being delivered to you in satisfaction of the condition set forth in paragraph 3A(b) of the Agreement and with the understanding that you are purchasing the Notes in reliance on the opinions expressed herein.

     As such counsel, we have examined such certificates of public officials, certificates of officers of the Company, and copies certified to our satisfaction of trust documents and records of the Company and of other papers, and have made such other investigations, as we have deemed relevant and necessary as a basis for our opinion hereinafter set forth. In our examination of all such documents, we have

          (i) assumed the genuineness of all signatures (other than signatures of officers of the Company), the conformity to original documents of documents submitted to us as certified or photostatic copies, and the authenticity of the originals of such documents, and

          (ii) relied upon such certificates of public officials and of officers of the Company with respect to the accuracy of material factual matters contained therein which were not independently established.

With respect to the opinion expressed in paragraph 5 hereof, we have also relied upon the representation made by you in paragraph 9A of the Agreement.

     Based on the foregoing, it is our opinion that:

     1. At the time of the execution of the Financing Agreement the Company was a corporation duly organized, validly existing and in good standing under the laws of the United States and had the necessary corporate power and authority to carry on its businesses as then being conducted and to enter into and perform its obligations under the Financing Agreement.

     2. The Company is a corporation duly organized, validly existing and in good standing under the laws of the United States and has the necessary corporate power and authority to carry on its businesses as now being conducted and to enter into and perform its obligations under the Agreement and the Notes.

     3. The Company is duly qualified as a foreign entity and in good standing in each jurisdiction where the nature of the business transacted or Properties owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing would not, in the aggregate, have a materially adverse effect on the operations or financial condition of the Company.

     4. The Agreement, the Notes, the Request For Purchase, the Confirmation of Acceptance and the Financing Agreement:

          (a) have been duly authorized by all requisite corporate action on the part of the Company (no action by any holder of any beneficial interest of the Company being required by law, by the Charter of the Company or the Bylaws of the Company (as each is in effect on the date hereof), or otherwise);

          (b) have been duly executed and delivered by duly authorized officers of the Company; and

          (c) are the valid obligations of the Company, legally binding upon and enforceable against the Company in accordance with their respective terms.

The Notes are entitled to the benefits of the terms of the Agreement.

     5. It is not necessary, under the circumstances contemplated by the Agreement, to register the Notes under the Securities Act, or to qualify an indenture in respect of the Notes under the Trust Indenture Act of 1939, as amended.

     6. None of the transactions contemplated by the Agreement will result in any violation of Regulation G, T or X of the Board of Governors of the Federal Reserve System.

     7. The execution and delivery of the Agreement and the Notes and the fulfillment of and compliance with the respective provisions of the Agreement, the Notes, and the Financing Agreement do not and will not conflict with, or result in a breach of the terms, conditions, or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the Properties or assets of the Company pursuant to, or require, except as has been obtained or performed, any authorization, consent, approval, exemption, or other action by or notice to or filing with any state or Federal court, administrative or governmental body, or other Person pursuant to

     (a). the Charter, as in effect on the date hereof, or the Bylaws, as in effect on the date hereof, of the Company,

     (b). any applicable law (including any securities or "Blue Sky" law), statute, rule, or regulation, or

     (c). insofar as is known to us, any agreement, instrument, order, judgment, or decree to which the Company is a party or otherwise subject as of the date hereof.

     All opinions herein contained with respect to the enforceability of documents and instruments are qualified to the extent that:

     (a) the availability of equitable remedies, including without limitation, specific enforcement and injunctive relief, is subject to the discretion of the court before which any proceedings therefor may be brought; and

     (b) the enforceability of certain terms provided in the Agreement and the Notes may be limited by

      (i) applicable bankruptcy, reorganization, arrangement, insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally as at the time in effect, and

      (ii) general principles of equity and the discretion of a court in granting equitable remedies (whether enforceability is considered in a proceeding at law or in equity).

     This opinion may be relied upon by Hebb & Gitlin, special counsel to the Purchasers, and subsequent holders, if any, of the Notes.

                                   Very truly yours,




                                  ANNEX 1
                                ADDRESSEES

The Prudential Insurance Company of America
One Gateway Center, 11th Floor
Newark, NJ  07102-5311

Hebb & Gitlin
One State Street
Hartford, CT 06103



                                                                  EXHIBIT E

                      FORM OF CERTIFICATE OF OFFICERS

                    NATIONAL CONSUMER COOPERATIVE BANK
                           OFFICERS' CERTIFICATE


     We, ______ and ______ each hereby certify that we are, respectively, the ______ and the ______ of NATIONAL CONSUMER COOPERATIVE BANK (the "Company"),
a corporation organized under the laws of the United States, and that, as such, we are authorized to execute and deliver this Certificate in the name and on behalf of the Company, and that:

     1. This Certificate is being delivered pursuant to paragraph 3A(c) of the Master Shelf Agreement, dated as of December 30,, 1994, between the Company and The Prudential Insurance Company of America (the "Agreement"), pursuant to which the Company has issued to you today _.__% Notes of the Company due ____ __, ____, in the aggregate principal amount of $______
(the "Notes"). All capitalized terms used, and not defined in this Certificate have the respective meanings assigned to them in the Agreement.

     2. The warranties and representations contained in paragraph 8 of the Agreement (as updated pursuant to paragraph 3A(f) of the Agreement) are true in all material respects on the date hereof with the same effect as though made on and as of the date hereof.

     3. The Company has not taken any action or permitted any condition to exist which would have been prohibited by paragraph 6 of the Agreement had such paragraph been binding and effective at all times during the period from December 30, 1994 to and including the date hereof.

     4. The Company has performed and complied with all agreements and conditions contained in the Agreement that are required to be performed or complied with by the Company before or at the date hereof.

[    5.   True and correct copies of each of

          (a)  the Bank Loan Agreement,

          (b)  the Financing Agreement,

          (c)  each of the outstanding Class A Notes, and

          (d) Federal Home Loan Bank of Cincinnati Blanket Agreement for Advances and Security Agreement, as referenced in Annex 2 to the Agreement;

in each case, as in effect on December 30, 1994, are attached to this Certificate as Attachment A, Attachment B, Attachment C, and Attachment D, respectively, together with any amendments subsequent to such date. Any amendment to the Financing Agreement and the Class A Notes has been effected in compliance with paragraph 6P of the Agreement. ]

[    5.   Except as permitted by paragraph 6P of the Agreement and as noted
on an Attachment hereto, there has been no change from the date of the Initial Closing in any of

     (e)  the Bank Loan Agreement,

     (f)  the Financing Agreement,

     (g)  each of the outstanding Class A Notes, or

     (h)  Federal Home Loan Bank of Cincinnati Blanket Agreement for
Advances and Security Agreement, as referenced in Annex 2 to the Agreement. ]

     6. ___________ is on and as of the date hereof, and at all times subsequent to __________ has been, the duly elected, qualified and acting [Assistant] Secretary of the Company, and the signature appearing on the Certificate of [Assistant] Secretary dated the date hereof and delivered to the Purchasers contemporaneously herewith is his or her genuine signature.

     IN WITNESS WHEREOF, we have executed this Certificate in the name and on behalf of the Company on ______ __, 199_.


                                   NATIONAL CONSUMER COOPERATIVE BANK



                                   By
                                   Name:
                                   Title:




                               ATTACHMENT A

                         [THE BANK LOAN AGREEMENT]




                               ATTACHMENT B

                         [THE FINANCING AGREEMENT]




                               ATTACHMENT C

                        [OUTSTANDING CLASS A NOTES]





                               ATTACHMENT D

         [FEDERAL HOME LOAN BANK OF CINCINNATI BLANKET AGREEMENT
                   FOR ADVANCES AND SECURITY AGREEMENT]

                                                                    EXHIBIT F

                     FORM OF CERTIFICATE OF SECRETARY

                    NATIONAL CONSUMER COOPERATIVE BANK
                   CERTIFICATE OF [ASSISTANT] SECRETARY


     I, ______, hereby certify that I am the duly elected, qualified and acting [Assistant] Secretary of the NATIONAL CONSUMER COOPERATIVE BANK (the "Company"), a corporation organized under the laws of the United States, and that, as such, I have access to its corporate records and am familiar with the matters herein certified, I am authorized to execute and deliver this Certificate in the name and on behalf of the Company, and that:

     1. This Certificate is being delivered pursuant to paragraph 3A(d) of the Master Shelf Agreement, dated as of December 30, 1994, between the Company and The Prudential Insurance Company of America (the "Agreement"), pursuant to which the Company has issued to you today _.__% Notes of the Company due ____ __, ____, in the aggregate principal amount of $______
(the "Notes"). All capitalized terms used and not defined in this Certificate have the respective meanings assigned to them in the Agreement.

     2. Attached hereto as Attachment A1 is a true and correct copy of resolutions, and the preamble thereto, adopted by the Board of Directors of the Company on _________ __, 199_ and such resolutions and preamble set forth in Attachment A hereto were duly adopted by said Board of Directors and are in full force and effect on and as of the date hereof, not having been amended, altered or repealed, and such resolutions are filed with the records of said Board of Directors.

     3. The documents listed below were executed and delivered by the Company pursuant to and in accordance with the resolutions set forth in Attachment A1 hereto and said documents as executed are substantially in the form submitted to and approved by the Board of Directors of the Company as aforementioned:

          (a)  the Agreement;

          (b) the Notes in the respective principal amounts, bearing the registration numbers and payable as set forth in the Confirmation of Acceptance;

          (c) the Request For Purchase relating to the Notes, set forth as Attachment A2; and

          (d) the Confirmation of Acceptance relating to the Notes, set forth as Attachment A3.

     4. Attached hereto as Attachment B is a true, correct and complete copy of the Bylaws of the Company as in full force and effect on and as of the date hereof, which Bylaws were last amended by the Board of Directors of the Company on, and have been in full effect in said form at all times from and after ________ __, 199_ to and including the date hereof, without modification or amendment in any respect.


     5. Each of the following named persons is on and as of the date hereof, and at all times subsequent to _____ has been a duly elected, qualified and acting officer of the Company holding the office or offices set forth below opposite his or her name:

                       Officers Executing Documents

Name                          Office                     Signature
                             [President]                /s/
                             [Assistant Secretary]      /s/
                             [Treasurer]                /s/
     6. The signature appearing opposite the name of each such person set forth above is his or her, as the case may be, genuine signature.

     7. There have been no amendments or supplements to or restatements of the Charter of the Company since _______ __, 19__.

     IN WITNESS WHEREOF, I have hereunto set my hand on _______ __, 199_.




                                        [Assistant] Secretary

                              ATTACHMENT A1

                            BOARD OF DIRECTORS
                    NATIONAL CONSUMER COOPERATIVE BANK
                            RESOLUTIONS ADOPTED


     WHEREAS, this Board has previously enacted Resolution No. 94-07; and

     WHEREAS, pursuant to Resolution No. 94-07, the Company and The
Prudential Insurance Company of America entered into the Master Shelf Agreement (together with all exhibits and schedules thereto, the "Agreement"), dated as of December 30, 1994, pursuant to which the Company may issue Notes of the Company in the aggregate principal amount of up to Fifty Million Dollars ($50,000,000) (the "Notes"); and

     WHEREAS, this Board has reviewed in detail and discussed the terms and provisions of the Agreement, including the forms of the Notes specified therein; and

     WHEREAS, this Board deems it advisable to ratify the Company's execution and delivery of the Agreement and to adopt certain other resolutions; and

     WHEREAS, capitalized terms used in these preambles and resolutions and not herein defined shall have the respective meanings ascribed to them in the Agreement;

     NOW THEREFORE, BE IT RESOLVED, that the execution and delivery of the Agreement by Authorized Officers of the Company (as defined below) is hereby approved and ratified in every respect; and each and every transaction effected or to be effected pursuant to and substantially in accordance with the terms of the Agreement, including, but not limited to, each specific transaction that is described, authorized and approved in these resolutions, is hereby authorized and approved in each and every respect;

     RESOLVED, that the Company borrow from the Purchasers an aggregate amount of up to Fifty Million Dollars ($50,000,000), as provided in the Agreement, such indebtedness to be evidenced by the Notes, in the amounts and upon the terms and conditions provided for in the Agreement; and that each of the President, any Vice President, the Treasurer and each other officer of the Company (each, an "Authorized Officer") is hereby severally authorized to execute and deliver, in the name and on behalf of the Company, the Notes, substantially in the form thereof presented to this Board and heretofore approved, with such changes therein as shall be approved by the officer executing and delivering the same, such approval to be evidenced conclusively by such execution and delivery; and

     RESOLVED, that each Authorized Officer is hereby severally authorized to complete, execute and deliver, in the name and on behalf of the Company, Requests For Purchase and Confirmations of Acceptance, substantially in the forms thereof attached as Exhibit B and Exhibit C, respectively, to the Agreement, completed as such Authorized Officer shall determine and with such changes therein as shall be approved by such Authorized Officer, such approval to be evidenced conclusively by such execution and delivery; and

     RESOLVED, that this Board hereby authorizes each of the Authorized Officers, severally, to execute and deliver for and on behalf of the Company the certificates required by the Agreement; and

     RESOLVED, that the Authorized Officers and any person or persons designated and authorized so to act by any Authorized Officer are hereby each severally authorized to do and perform or cause to be done and performed, in the name and on behalf of the Company, all other acts, to pay or cause to be paid, on behalf of the Company, all related costs and expenses and to execute and deliver or cause to be executed and delivered such other notices, requests, demands, directions, consents, approvals, orders, applications, agreements, instruments, certificates, undertakings, supplements, amendments, further assurances or other communications of any kind, under the corporate seal of the Company or otherwise and in the name of and on behalf of the Company or otherwise, as he, she or they may deem necessary, advisable or appropriate to effect the intent of the foregoing Resolutions or to comply with the requirements of the instruments approved and authorized by the foregoing Resolutions, including but not limited to the Agreement and the Notes; and

     RESOLVED, that any acts of any Authorized Officer of the Company and of any person or persons designated and authorized to act by any Authorized Officer of the Company, which acts would have been authorized by the foregoing Resolutions except that such acts were taken prior to the adoption of such Resolutions, are hereby severally ratified, confirmed, approved and adopted as the acts of the Company; and

     RESOLVED, that the Secretary of the Company is hereby authorized and empowered to certify to the passage of the foregoing Resolutions under the seal of this Company or otherwise.


                              ATTACHMENT A2

                          [REQUEST FOR PURCHASE]



                               ATTACHMENT A3

                       [CONFIRMATION OF ACCEPTANCE]




                              ATTACHMENT B

                        Bylaws of the Company

                       [To be supplied by Company.]



                                                              Exhibit 10.17

                                                             EXECUTION COPY





                            TERM LOAN AGREEMENT



          THIS TERM LOAN AGREEMENT (this "Agreement") is made and entered into as of the 9th day of November, 1994, by and between NATIONAL CONSUMER COOPERATIVE BANK, a banking corporation organized under the laws of the United States that does business as the National Cooperative Bank (hereinafter referred to as the "Company") and CREDIT SUISSE, a banking company organized and existing under the laws of Switzerland having a New York Branch operating under a State of New York banking charter (hereinafter referred to as the "Bank").

          IN CONSIDERATION of the mutual covenants and agreements herein contained, the Company and the Bank hereby agree as follows:


                                 ARTICLE I
                     DEFINITIONS AND ACCOUNTING TERMS

          Section 1.1 Definitions. As used in this Agreement, and unless the context requires a different meaning, the following terms shall have the meanings indicated (such meanings to be, when appropriate, equally applicable to both the singular and plural forms of the terms defined):

          "Accumulated Funding Deficiency" has the meaning ascribed to that term in Section 302 of ERISA.

          "Affiliate" means, with respect to a Person, any other Person that, directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such first Person; unless otherwise specified, "Affiliate" means an Affiliate of the Company.

          "Asset Securitization" shall mean, with respect to any Person, a transaction involving the sale or transfer of receivables by such Person to a special purpose corporation or grantor trust (an "SPV") established solely for the purpose of purchasing such receivables from the Company for Cash in an amount equal to the Fair Market Value thereof; provided, however, that the Company may (A) establish and maintain a reserve account containing Cash or Securities as a credit enhancement in respect of any sale, or (B) receivables being sold.

          "Asset Securitization Recourse Liability" shall mean, with respect to any Person, the maximum amount of such Person's liability (whether matured or contingent) under any agreement, note or other instrument in connection with any one or more Asset Securitizations in which such Person has agreed to repurchase receivables or other assets, to provide direct or indirect credit support (whether through cash payments, the establishment of reserve accounts containing cash or Securities, an agreement to reimburse a provider of a letter of credit for any draws thereunder, the purchase or retention of a subordinated interest in such receivables or other assets, or other similar arrangements), or in which such Person may be otherwise liable for all or a portion of any SPV's obligations under Securities issued in connection with such Asset Securitizations.

          "Authorized Officer" means any of the Chairman of the Board, the President, any Vice President, the Treasurer of the Company, and any other officer duly authorized to execute this Agreement on behalf of the Company.

          "Bank Lending Office" or "Lending Office of the Bank" means Credit Suisse, Tower 49, 12 East 49th Street, New York, New York 10017, or such other office or offices situated in the United States of America as the Bank may from time to time designate to the Company by written notice.

          "Base Rate" means for any day the higher of (1) the base commercial lending rate announced from time to time by Credit Suisse (New York Branch) as applicable at the opening of business on such day, or (2) the rate quoted by Credit Suisse (New York Branch) at approximately 11:00 a.m., New York City time, to dealers in the New York Federal Funds Market for the overnight offering of dollars by Credit Suisse (New York Branch) for deposit, plus one-half of one per cent (1/2%).

          "Benefit Plan" means, at any time, any employee benefit plan (including a Multiemployer Benefit Plan), the funding requirements of which (under Section 302 of ERISA or Section 412 of the Code) are, or at any time within six years immediately preceding the time in question were, in whole or in part, the responsibility of the Company or an ERISA Affiliate.

          "Business Day" means any day on which commercial banks are open for business (and not required or authorized by law to close) in New York, New York and, for purposes of the determination of each Interest Payment Date and the Maturity Date, in London, England.

          "Capitalized Lease" means any lease the obligation for Rentals with respect to which is required to be capitalized on a balance sheet of the lessee in accordance with GAAP.

          "Cash" means, as to any Person, such Person's cash and cash equivalents, as defined in accordance with GAAP consistently applied.

          "Class A Notes" means the class A notes issued by the Company to the Secretary of the Treasury on behalf of the United States pursuant to
Section 3026(a)(3)(A) of the National Consumer Cooperative Bank Act, as amended, 12 U.S.C. 3001, et seq. (the "Bank Act") on the Final Government Equity Redemption Date (the "Redemption Date") in full and complete redemption of the class A stock of the Company held by the Secretary of the Treasury on such Redemption Date and replacement notes for such Class A notes in a principal amount(s) not greater than those notes being replaced and containing identical terms of subordination of subordination as the Class A notes. The terms "class A notes", "Final Government Equity Redemption Date", and "class A stock" are defined in the Bank Act, which definitions are incorporated by this reference as if fully set forth herein.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Commitment Expiration Date" has the meaning specified in Section
2.1 of this Agreement.

          "Consolidated Adjusted Net Income" for any fiscal period of the Company, means net earnings or net loss (determined on a consolidated basis) of the Company and the Subsidiaries after income taxes for such period, but excluding from the determination of such earnings the following items (together with the income tax effect, if any, applicable thereto):

     (I)  the proceeds of any life insurance policy;

     (II)  any gain or loss arising from the sale of capital assets;

     (III) any gain arising from any reappraisal, revaluation or write-up of assets;

     (IV) any gain arising from transactions of a non-recurring or nonoperating and material nature or arising from sales or other dispositions relating to the discontinuance of operations;

     (V) earnings of any Subsidiary accrued prior to the date it became a Subsidiary;

     (VI) earnings of any corporation, substantially all the assets of which have been acquired in any manner, realized by such other corporation prior to the date of such acquisition;

     (VII) net earnings of any business entity (other than a Subsidiary) in which the Company or any Subsidiary has an ownership interest, unless such net earnings shall have actually been received by the Company or such Subsidiary in the form of cash distributions;

     (VIII) any portion of the net earnings of any Subsidiary which for any reason is unavailable for payment of dividends to the Company or any other Subsidiary;

     (IX) the earnings of any Person to which assets of the Company shall have been sold, transferred or disposed of, or into which the Company shall have merged, prior to the date of such transaction;

     (X) any gain arising from the acquisition of any Securities of the Company or any Subsidiary; and

     (XI) any amortization of deferred or other credit representing the excess of the equity in any Subsidiary at the date of acquisition thereof over the amount invested in such Subsidiary.

     "Consolidated Adjusted Net Worth" at any time means, with respect to the Company and the Subsidiaries (determined on a consolidated basis):

          (a) the amount of capital stock liability plus (or minus in the case of a deficit) the capital surplus and earned surplus of the Company and the Subsidiaries, less (without duplication) the sum of
          (b) the net book value, after deducting any reserves applicable thereto, of all items of the following character which are included in the assets of the Company and the Subsidiaries:

          (1) all deferred charges and prepaid expenses other than prepaid taxes and prepaid insurance premiums;

         (2)  treasury stock;

         (3) unamortized debt discount and expense and unamortized stock discount and expense;

         (4) good will, the excess of the cost of assets acquired over the book value of such assets on the books of the transferor, the excess of the cost of investments in any Person (including any Subsidiary) over the value of such investments on the books of such Person at the time of making such investments, organizational or experimental expense, patents, trademarks, copyrights, trade names and other intangibles;

         (5) all receivables (other than Eurodollar deposits) owing by Persons whose principal place of business or principal assets are located in any jurisdiction other than the United States of America or Canada; and

         (6) any increment resulting from reappraisal, revaluation or write-up of capital assets subsequent to December 31, 1991.

If the Company shall have any Restricted Investments outstanding at any time, such Investments shall be excluded from Consolidated Adjusted Net Worth.

     "Consolidated Debt" means at any date of determination thereof, the aggregate amount of all Indebtedness of the Company and its Subsidiaries, plus, without duplication, the aggregate amount of the obligations of the Company and its Subsidiaries set forth below, at such time:

     (a) the principal amount of all recourse and non-recourse interest bearing obligations of the Company or any Subsidiary including, without limitation, any such obligations bearing an implicit rate of interest, such as Capitalized Leases, and interest bearing obligations secured by any Lien upon Property owned by the Company or any Subsidiary, even though such Person has not assumed or become liable for the payment of such obligations;

     (b) the aggregate amount of all demand and term deposits made by any Person with the Company or any Subsidiary (including, without limitation, certificates of deposit issued by the Company or any Subsidiary);

     (c) the face amount of all letters of credit issued by the Company or any Subsidiary and all bankers' acceptances accepted by the Company or any Subsidiary; and

     (d) the aggregate amount of all assets with respect to which the Company or a Subsidiary has any Asset Securitization Recourse Liabilities in respect of promissory notes and other interest bearing obligations sold or otherwise transferred by the Company or any Subsidiary (regardless of whether such aggregate amount of assets is in excess of the amount of such Asset Securitization Recourse Liabilities), whether for the repurchase of defaulted notes or obligations or otherwise.

     "Consolidated Earnings Available for Fixed Charges" shall mean, for any period, the sum of: (i) Consolidated Adjusted Net Income during such period; plus (ii) to the extent deducted in determining Consolidated Adjusted Net Income, (a) all provisions for any Federal, state or other income taxes made by the Company and its Subsidiaries during such period, and (b) Consolidated Fixed Charges during such period plus (iii) contributions made by the Company to Development Corp.

     "Consolidated Effective Net Worth" at any time means the sum of

               (a)  Consolidated Adjusted Net Worth at such time; plus

               (b) the aggregate outstanding principal amount of Class A Notes at such time.

          "Consolidated Fixed Charges" shall mean, with respect to the Company on a consolidated basis for any period, the sum of: (i) all interest and all amortization of Indebtedness, amortized discount and expense on all Indebtedness for borrowed money of the Company and its Subsidiaries, plus (ii) all Rentals payable during such period by the Company and its Subsidiaries.

     "Consolidated Net Earnings" means, for any period, the net income or loss of the Company and its Subsidiaries, as applicable (determined on a consolidated basis for such Persons at such time), for such period, as determined in accordance with generally accepted accounting principles in effect at such time.

     "Consolidated Net Worth" means, with respect to the Company, the sum of (i) the common stock account of the Company determined as of any date in accordance with GAAP consistent with the principles applied in the preparation of the Company's consolidated statement of financial condition for the fiscal year ended December 31, 1993; (ii) the Class A Notes; and (iii) the consolidated retained earnings account (whether allocated or unallocated) of the Company and its Subsidiaries determined as of any date in accordance with GAAP consistent with the principles applied in the preparation of the Company's consolidated statement of financial condition for the fiscal year ended
December 31, 1993.

     "Consolidated Senior Debt" means all unsecured Indebtedness of the Company and its Subsidiaries on a consolidated basis (i) for borrowed money (including the Indebtedness hereunder, the Senior Notes, Indebtedness under the NatWest Loan Agreement, and all demand and term deposits made by any Person with the Company or any of its Subsidiaries) which is not expressly subordinate or junior to any other Indebtedness, plus without duplication,
(ii) all "guarantees," as defined in Section 6.2(d) hereof, and (iii) Asset Securitization Recourse Liabilities to the extent, that such obligations have matured.

     "Consolidated Senior Obligations" at any time means, with respect to the Company and the Subsidiaries (determined on a consolidated basis), the sum of

     (a) the aggregate unpaid principal amount of Consolidated Senior Debt, plus

     (b)  the aggregate amount of all Capitalized Leases plus

     (c) Restricted Guarantees computed on the basis of total outstanding contingent liability.

     "Consolidated Subsidiary" means, with respect to any Person at any time, any Subsidiary or other Person the accounts of which would be consolidated with those of such first Person in its consolidated financial statements as of such time; unless otherwise specified, "Consolidated Subsidiary" means a Consolidated Subsidiary of the Company.

     "Credit Agreement Related Claim" means any claim (whether civil, criminal or administrative and whether sounding in tort, contract or otherwise) in any way arising out of, related to, or connected with, this Agreement, the Note, or the relationship established hereunder or thereunder.

     "Default" means an Event of Default or an event or condition the existence or occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

     "Default Rate" means the rate of interest applicable under Section 3.3 from time to time.

     "Development Corp." means NCB Development Corporation, a District of Columbia non-profit corporation established pursuant to 12 U.S.C. 3051(b).

     "Dollars", "U.S.$" and the sign "$" mean such coin or currency of the United States of America as at the time shall constitute legal tender for the payment of public and private debts.

     "Effective Date" means November 10, 1994.

     "Eligible Cooperatives" has the meaning assigned to such term in
Section 3015 of Title 12 of the United States Code.

          "Eligible Derivatives" means derivative Securities which are sold in the ordinary course of the business of the Company and its Subsidiaries for the purpose of hedging or otherwise managing portfolio risk.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "ERISA Affiliate" means any Person, including a Subsidiary or other Affiliate, that is a member of any group of organizations within the meaning of Code Sections 414(b), (c), (m) or (o) of which the Company is a member.

     "Events of Default" has the meaning specified in Section 7.1 of this Agreement.

     "Exchange Act" means the Securities and Exchange Act of 1934, as amended, and any successor Federal statute.

     "Fair Market Value" means, at any time with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

     "Fixed Charges" means, with respect to the Company, for any period, the sum of: (i) all interest and all amortization of Indebtedness, amortized discount and expense on all Indebtedness for borrowed money of the Company, plus (ii) all Rentals payable during such period by the Company.

     "Funded Debt" means all Indebtedness for borrowed money that by its terms matures more than twelve months from the date as of which any determination of Funded Debt is made, any and all Indebtedness maturing within twelve months from such date that is renewable at the option of the obligor to a date beyond twelve months from the date of such determination, including any Indebtedness renewable or extendable (whether or not theretofore renewed or extended) under, or payable from the proceeds of other Indebtedness that may be incurred pursuant to the provisions of, any revolving credit agreement or other similar agreement.

     "GAAP" means generally accepted accounting principles.

     "Government Obligations" means any and all direct obligations of the United States of America or obligations in respect of which the payment of the principal of, and interest thereon, is unconditionally guaranteed by the United States of America.

     "Governmental Body" means (i) the United States of America, any State thereof, any other country or any political subdivision of such other country, or any department, agency, commission, board, bureau or instrumentality of the United States of America, any State thereof, any other country or political subdivision of such other country or any subdivision of any of them, and (ii) any quasi-governmental body, agency or authority (including any central bank) exercising regulatory authority over the Bank pursuant to applicable law in respect of the transactions contemplated by this Agreement.

     "Guarantees" at any time means all obligations of any Person guaranteeing or in effect guaranteeing any indebtedness or obligation or dividend of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement contingent or otherwise, by such Person

                (a) to purchase any indebtedness or obligation or any Property constituting security therefor,

     (b)  to advance or supply funds

          (i) for the purchase or payment of any Indebtedness or obligation or

         (ii) to maintain working capital, equity capital or other balance sheet condition or otherwise to advance or make available funds for the purchase or payment of any indebtedness or obligation,

     (c) to purchase Property, Securities or services primarily for the purpose of assuring the owner of any indebtedness or obligation of the ability of the primary obligor to make payment of the indebtedness or obligation or

     (d) otherwise to assure the owner of the indebtedness or obligation of the primary obligor against loss in respect thereof.

Liabilities or endorsements in the ordinary course of business of checks and other negotiable instruments for deposit or collection and obligations of the Company or the Subsidiaries to acquire assets from the Bank in the ordinary course of business shall not be deemed "Guarantees."

     "Indebtedness" means, with respect to any Person, all (i) liabilities or obligations, direct and contingent, which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet of such Person at the date as of which Indebtedness is to be determined, including, without limitation, contingent liabilities which, in accordance with such principles, would be set forth in a specific Dollar amount on the liability side of such balance sheet; (ii) liabilities or obligations of others for which such Person is directly or indirectly liable, by way of guaranty (whether by direct guaranty, suretyship, discount, endorsement, take-or-pay agreement, agreement to purchase or advance or keep in funds or other agreement having the effect of a guaranty) or otherwise; (iii) liabilities or obligations secured by liens on any assets of such Person, whether or not such liabilities or obligations shall have been assumed by it; (iv) liabilities or obligations of such Person, direct or contingent, with respect to letters of credit issued for the account of such Person and banker's acceptances credited for such Person; (v) obligations in the form of demand and term deposit accounts maintained by such Person; and (vi) Asset Securitization Recourse Liabilities to the extent, but only to the extent, that such obligations have matured.

     "Interest Payment Date" means the same day as the Loan Date on a quarterly basis after the Loan Date and up to the Maturity Date.

     "Investment" in any Person by the Company means: (a) the amount paid or committed to be paid, or the value of property or services contributed or committed to be contributed, by the Company for or in connection with the acquisition by the Company of any stock, bonds, notes, debentures, partnership or other ownership interests or other securities of such Person; and (b) the amount of any advance, loan or extension of credit to, or guaranty or other similar obligation with respect to any Indebtedness of, such Person by the Company and (without duplication) any amount committed to be advanced, loaned, or extended to, or the payment of which is committed to be assured by a guaranty or similar obligation for the benefit of, such Person by the Company.

     "Lien" means any mortgage, deed of trust, pledge, security interest, encumbrance, lien or charge of any kind (including any agreement to give any of the foregoing), any conditional sale or other title retention agreement, any lease in the nature of any of the foregoing, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction.

     "Loan" means the loan to be made by the Bank to the Company pursuant to this Agreement.

     "Loan Date" means November 10, 1994.

     "Maturity Date" is defined in Section 2.2.

     "Multiemployer Benefit Plan" means any Benefit Plan that is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

     "NatWest Loan Agreement" means the Loan Agreement dated as of December 15, 1993 among the Company, the Banks listed therein, and National Westminster Bank USA, as Agent, as amended through the Effective Date.

     "NCB Business Credit" means NCB Business Credit Corporation, a Delaware corporation.

     "NCB Financial Corporation" means NCB Financial Corporation, a Delaware Corporation.

     "NCB Mortgage" means NCB Mortgage Corporation, a Delaware corporation.

     "NCCB Senior Obligations" means, at any date of determination thereof, with respect to the Company, the sum of:

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

     "Note" means the Promissory Note issued to the Bank by the Company pursuant to this Agreement, substantially in the form (appropriately completed) of Exhibit A to this Agreement.

     "Notice of Borrowing" means any notice given to the Bank by the Company pursuant to and in accordance with Section 4.1 of this Agreement.

     "Paid-in-Capital" shall have the meaning ascribed to it by GAAP.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation.

     "Permitted Liens" means (i) pledges or deposits by the Company under workman's compensation laws, unemployment insurance laws, social security laws, or similar legislation, or good faith deposits in connection with bids, tenders, contracts (other than for the payment of Indebtedness of the Company), or leases to which the Company is a party, or deposits to secure public or statutory obligations of the Company or deposits of cash or U.S. government Bonds to secure surety, appeal, performance or other similar bonds to which the Company is a party, or deposits as security for contested taxes or import duties or for the payment of rent; (ii) Liens imposed by law, such as carriers', warehousemen's, materialmen's and mechanics' liens, or Liens arising out of judgments or awards against the Company with respect to which the Company at the time shall currently by prosecuting an appeal or proceedings for review;
(iii) Liens for taxes not yet subject to penalties for non-payment and Liens for taxes the payment of which is being contested as permitted by Section
6.1(j) hereof; and (iv) Liens incidental to the conduct of the business of the Company or to the ownership of its property which were not incurred in connection with Indebtedness of the Company, all of which Liens do not in the aggregate materially detract from the value of the properties to which they relate or materially impair their use in the operation of the business of the Company.

     "Person" means an individual, partnership, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof, a court, or any other legal entity, whether acting in an undivided fiduciary or other capacity.

     "Prohibited Transaction" means any transaction that is prohibited under Code Section 4975 or ERISA Section 406 and not exempt under Code Section 4975 or ERISA Section 408.

     "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

     "Qualified Assets" means, at any date of determination thereof, the sum of the following items (a), (b) and (c) owned by the Company:

     (a) The principal amount of all promissory notes and other interest bearing obligations acquired by the Company in the ordinary course of its business less (i) reserves for credit losses applicable thereto, and (ii) unearned income;

     (b)  Cash on hand and in banks; and

     (c) Investments other than "Restricted Investments" (as such term is defined in the Senior Note Agreements as in effect on the date hereof).

     "Regulatory Change" means any applicable law, interpretation, directive, request or guideline (whether or not having the force of law), or any change therein or in the administration or enforcement thereof, that becomes effective or is implemented or first required or expected to be complied with after the date hereof, whether the same is (i) the result of an enactment by a government or any agency or political subdivision thereof, a determination of a court or regulatory authority, or otherwise or (ii) enacted, adopted, issued or proposed beofre or after the date hereof, including any such that imposes increases or modifies any tax, reserve requirement, insurance charge, special deposit requirement, assessment or capital adequacy requirement, but excluding any such that imposes, increases or modifies any income or franchise tax imposed upon the Bank by any jurisdiction (or any political subdivision thereof) in which the Bank or any office is located.

     "Rentals" means all fixed rentals (including as such all payments that the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Company, as lessee or sublessee under a lease of real or personal property, but shall be exclusive of any amounts required to be paid by the Company (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues.

     "Restricted Guarantees" at any time means all Guarantees by the Company of obligations of others that constitute sum certain obligations at the time such Guarantees are incurred.

     "Restricted Investments" at any time means any investment that is not permitted under Section 6.2(i) of this Agreement.

     "Restricted Payment" means any payment by the Company of the type described in 6.2(f) of this Agreement.

     "Security" shall have the meaning ascribed thereto in Section 2(1) of the Securities Act, as amended; provided, however, that Asset Securitization Recourse Liabilities shall not constitute "Securities" except (i) to the extent that such obligations arise from the Company's obligation to repurchase receivables or other assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables or (ii) if the Company shall maintain a reserve account containing Cash or Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein to the extent of the amount of such reserve account or subordinated interest.

     "Selected Banks" means the Bank of Delaware, the bank signatories to the NatWest Loan Agreement, and the one hundred largest commercial banks that either are United States national banking associations or are chartered under the laws of a state of the United States and that have ratings by Thompson BankWatch, Inc. no lower than B/C.

     "Senior Debt" means all Indebtedness of the Company for borrowed money (including, without limitation, all Indebtedness under this Agreement, the Senior Note Agreements and the Natwest Loan Agreement) that is not expressly subordinate or junior to any other Indebtedness.

     "Senior Note Agreements" means, collectively, (i) the separate Assumption Agreement and Amended and Restated Senior Note Agreements dated as of December 1, 1993 in respect of the Company's Amended and Restated 9.28% Senior Notes due December 15, 1994, (ii) the Assumption Agreement and Amended and Restated Senior Note Agreement dated as of December 1, 1993 in respect of the Company's Amended and Restated 10.15% Senior Notes due October 15, 1995,
(iii) the Assumption Agreement and Amended and Restated Senior Note Agreement dated as of December 1, 1993 in respect of the Company's Amended and Restated 9% Senior Notes due April 26, 1994, and (iv) the separate Assumption Agreement and Amended and Restated Senior Note Agreements, dated as of December 1, 1993, in respect of the Company's (a) Amended and Restated 8.18% Series A Senior Notes due June 24, 1997, (b) Amended and Restated 8.32% Series B Senior Notes due December 24, 1997, and (c) Amended and Restated 8.44% Series C Senior Notes due June 24, 1998, as each may be amended from time.

     "Senior Notes" shall mean the Senior Notes issued by the Company in the aggregate principal amount of $130,000,000 under terms and conditions of the Senior Note Agreements.

     "SPV" shall have the meaning assigned to such term in the definition of "Asset Securitization" in this Article 1 and NCB I, Inc. and any other Subsidiary of the Company having powers limited to the holding of regular or residual interests arising out of Asset Securitization.

     "Subsidiary" shall mean any corporation a majority of the capital stock of which at the time outstanding, having ordinary voting power for the election of directors, is owned by the Company directly or indirectly.

     "Termination Event" means, with respect to any Benefit Plan, (i) any Reportable Event with respect to such Benefit Plan, (ii) the termination of such Benefit Plan, or the filing of a notice of intent to terminate such Benefit Plan, or the treatment of any amendment to such Benefit Plan as a termination under ERISA Section 4041(c), (iii) the institution of proceedings to terminate such Benefit Plan under ERISA Section 4042 or (iv) the appointment of a trustee to administer such Benefit Plan under ERISA Section 4042.

     "Voting Stock" means Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to vote in the election of the corporate directors (or persons performing similar functions).

          Section 1.2 Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles in the United States.

          Section 1.3 Time Period Computations. In the computation of a period of time specified in this Agreement from a specified date to a subsequent date, the word "from" means "from and including" and the words "to" and "until" mean "to but excluding".



                                ARTICLE II

                          GENERAL LOAN PROVISIONS


          Section 2.1 The Loan. Subject to the terms and conditions of this Agreement, on the Loan Date the Bank shall lend to the Company and the Company shall borrow from the Bank, the aggregate principal amount of TEN MILLION UNITED STATES DOLLARS ($10,000,000) (the "Loan").

          Section 2.2 Term of Loan. The entire principal amount of the Loan shall be due and payable on the date in 1997 that is three years after the
Loan Date (the "Maturity Date").

          Section 2.3 Proceeds of Loan. The Bank shall, upon the Company's satisfaction of the conditions specified in Article IV of this Agreement, make the entire principal amount of the Loan available to the Company before 12:00 Noon (New York City time) on the Loan Date in Dollars in immediately available funds at the bank (and for credit to the account of the Company at such bank designated by the Company) specified by the Company in the Notice of Borrowing.

          Section 2.4 The Note. The Loan shall be evidenced by a Promissory Note of the Company, which shall be substantially in the form of Exhibit A to this Agreement (appropriately completed), dated the Loan Date, payable to the order of the Bank in the principal amount of the Loan. The first and last days of each interest period during the term of the Loan and each payment of interest on the Loan shall be recorded by the Bank on the "Schedule of Interest" attached to the Note and by specific reference made a part thereof. Any prepayment of the principal amount of the Loan shall be recorded by the Bank on the reverse side of the Note and indicated on the "Schedule of Interest".

                                ARTICLE III

                          INTEREST AND REPAYMENT


          Section 3.1 Interest on the Loan. The Loan shall bear interest at the rate of eight and twenty-seven one-hundredths per cent (8.27%) per annum on the principal amount of the Loan from time to time outstanding until the entire principal amount of the Loan shall have been repaid.

          Section 3.2 Additional Interest. If, after the date of this Agreement, any Regulatory Change

          (i) shall subject the Bank to any tax, duty or other charge with respect to its obligation to make or maintain the Loan, or shall change the basis of taxation of payments to the Bank of the principal of or interest on the Loan in respect of any other amounts due under this Agreement in respect of its obligation to make the Loan (except for changes in the rate of tax on the overall net income of the Bank); or

         (ii) shall impose, modify or deem applicable any reserve, special deposit, capital adequacy or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank or shall impose on the Bank any other condition affecting (1) the obligation of the Bank to make or maintain the Loan; or (2) the Note;

and the result of any of the foregoing is to increase the cost to the Bank of making or maintaining the Loan or to reduce the amount of any sum received or receivable by the Bank under this Agreement or under the Note, by an amount reasonably deemed by the Bank to be material, then, within fifteen days after demand by the Bank, the Company shall pay to the Bank such additional amount or amounts as will compensate the Bank for such increased cost or reduction. A certificate of the Bank setting forth the basis for determining such additional amount or amounts necessary to compensate the Bank shall be conclusive in the absence of manifest error.

          Section 3.3 Interest after Maturity. In the event the Company shall fail to make any payment of the principal amount of, or interest on, the Loan when due (whether by acceleration or otherwise), after giving effect to any applicable grace period provided for in this Agreement, the Company shall pay interest on such unpaid amount, payable from time to time on demand, from the date such amount shall have become due to the date of payment thereof, accruing on a daily basis, at a per annum rate (the "Default Rate") equal to the greater of (i) the sum of the interest rate on the Loan in effect immediately before such amount became due, plus two per cent (2.0%) and (ii) the Base Rate, plus two per cent (2.0%).

          Section 3.4  Payment and Computations.

     (A) All payments required or permitted to be made to the Bank under this Agreement or the Note shall be made to the Bank in Dollars at the Lending Office of the Bank in immediately available funds.

     (B) Interest on the Loan shall be computed on the basis of a year of 360 days consisting of 12 months of 30 days each and, in the case of a portion of a month, for the actual number of days (including the first day but excluding the last day) elapsed.

     (C) Interest on the Loan shall be payable in arrears on each Interest Payment Date; provided, that in the event that any Interest Payment Date shall be a day which is not a Business Day, the obligation to make such payment shall be deferred to the next succeeding Business Day unless such Business
Day falls in another calendar month, in which case the Interest Payment Date shall be advanced to the next preceding Business Day.

     (D) Whenever any payment of principal is required or permitted to be made on a day which is not a Business Day, the obligation of the Company to make such payment shall be deferred until the next succeeding Business Day and, in such case, such extension of time shall be included in the computation of interest in respect of such principal amount at the rate in effect at the date such principal amount was otherwise due and payable.

          Section 3.5 Payment at Maturity. Any principal amount of the Note theretofore not repaid, together with any accrued interest thereon, shall be due and payable in full on the Maturity Date.

          Section 3.6  Optional Prepayments; Certain Early Repayments.

          (A) Subject to the terms and conditions of this Section 3.6, the Company may, at its sole option, prepay the principal amount of the Loan in whole or in part (in any amount of $1,000,000 or more) at any time and from time to time (each an "Optional Prepayment") without premium or penalty. Each Optional Prepayment shall be accompanied by the payment of all accrued and unpaid interest to the date of such Optional Prepayment on the principal amount of such Optional Prepayment.

     (B) In respect of each Optional Prepayment proposed to be made by the Company, the right of the Company to make such Optional Prepayment is subject to the Bank's receipt from the Company, at least three Business Days prior to the date specified therein as the date on which Optional Prepayment is to be made, of a written notice (which shall be irrevocable) specifying (i) the principal amount of such Optional Prepayment and (ii) the date (which shall be a Business Day) on which such Optional Prepayment

     (C) If the Company prepays all or any part of the outstanding principal balance of the Loan in advance of the Maturity Date (whether due to optional prepayment, acceleration or for any other reason), in addition to the payments on principal and accrued and unpaid interest, the Company shall pay to the Bank, upon the request of the Bank, such amount or amounts as shall be sufficient in the reasonable opinion of the Bank, to compensate the Bank for any loss, cost, or expense incurred as a result of any payment or prepayment on a date other than the Interest Payment Date for such loan, such compensation to include, without limitation, an amount equal to the excess of (i) the interest that would have been received from the Company under this Agreement on any amounts to be reemployed during the period between Interest Payment Dates or its remaining portion over (ii) the interest component of the return that the Bank determines it could have obtained had it placed such amount on deposit in the interbank Dollar market selected by it for a period equal to such period between Interest Payment Dates or its remaining portion.

          Section 3.7  Highly Leveraged Transaction.   In the event that the
Loan shall be designated a "highly leveraged transaction" (as defined in Bank Circular BC-242, dated October 30, 1989, as supplemented by Supplement 1, dated February 16, 1990, and as may hereafter be supplemented or amended from time to time), the Bank shall so notify the Company, whereupon the Company shall pay additional compensation for the Loan at the rate of $150,000 per annum from the date of such designation through the date that such designation ceases to be effective or the Loan is repaid in full. Such compensation shall be paid quarterly in arrears.


                                ARTICLE IV

                     CONDITIONS PRECEDENT TO THE LOAN


          Section 4.1 Delivery on or Prior to Loan Date. The obligation of the Bank to make the Loan to the Company hereunder is subject to the condition precedent that the Bank shall have received an irrevocable Notice of Borrowing from the Company on the Business Day prior to the requested Loan Date that specifies the Loan Date (which shall be a Business Day) and confirms that the amount of the Loan shall be $10,000,000; and such obligation is subject to the further condition precedent that the Bank shall have received from the Company on or prior to the Loan Date the following instruments, each dated as of the Loan Date:

     (A)  The Note, duly executed by the Company;

     (B) An opinion of counsel to the Company in form and substance satisfactory to the Bank;

     (C) A certified copy of the resolutions of the Board of Directors of the Company authorizing the execution and delivery of this Agreement and the Note;

     (D) A certificate of the Secretary, an Assistant Secretary or an Assistant Treasurer of the Company certifying the names and true signatures of the Authorized Officers;

     (E) A certified copy of the By-Laws of the Company as in effect on the Loan Date;

     (F) A certified copy of each Senior Note Agreement and other agreement evidencing Indebtedness of the Company for borrowed money in effect as of the Loan Date.

          Section 4.2 Further Condition Precedent to the Loan. The obligation of the Bank to make the Loan shall be subject to the further conditions precedent that on the Loan Date the following statements shall be true and correct and the Bank shall have received a certificate signed by an Authorized Officer, dated the Loan Date, to the effect that:

     (A)  The representations and warranties of the Company contained in
Article V are correct as of the Loan Date as though made on and as of the Loan Date;

     (B) No event has occurred and is continuing, or would result from the Loan after giving effect to the application of the proceeds therefrom, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both;

     (C) No Default shall have occurred and be continuing at the time the Loan is to be made or would result from the making of the Loan or from the application of the proceeds thereof; and

     (D) All legal matters incident to the closing of the transactions contemplated by this Agreement and the making of the Loan shall be satisfactory to the Bank and its counsel.


                                 ARTICLE V

                      REPRESENTATIONS AND WARRANTIES


          The Company represents and warrants that:

          Section 5.1 Existence, Power and Authority. Each of the Company and its Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with full corporate power and authority to carry on its business as currently conducted and to own or hold under lease its property; the Company is duly qualified or diligently pursuing to become qualified to do business as a foreign corporation in good standing in each other jurisdiction in which the conduct of its business or the maintenance of its property requires it to be so qualified; the Company has full corporate power and authority to execute and deliver this Agreement and the Note and to carry out the transactions contemplated by this Agreement.

          Section 5.2 Authorization; Enforceable Obligations. This Agreement and the Note have been duly authorized and have been or will be duly executed and delivered by the Company and constitute, or when executed and delivered pursuant hereto will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with their terms (except as such enforceability may be limited by general principles of the law of equity or by any applicable bankruptcy, reorganization, insolvency, moratorium or similar laws affecting creditors' rights generally).

          Section 5.3 No Legal Bar. The execution, delivery and performance by the Company of this Agreement and of the Note, (i) do not and will not violate the certificate of incorporation or charter, by-laws or any preferred stock provision of the Company or (ii) do not and will not violate or conflict with any law, governmental rule or regulation or any judgment, writ, order, injunction, award or decree of any court, arbitrator, administrative agency or other governmental authority applicable to the Company or any indenture, mortgage, contract, agreement or other undertaking or instrument to which the Company is a party or by which its property may be bound and (iii) do not and will not result in the creation or imposition of any lien, mortgage, security interest or other encumbrance on any of its property pursuant to the provisions of any such indenture, mortgage, contract, agreement or other undertaking or instrument.

          Section 5.4 Consents. The execution, delivery and performance by the Company of this Agreement and of the Note, do not and will not require any consent, which has not been obtained, of any other Person (including, without limitation, stockholders of the Company) or any consent, license, permit, authorization or other approval of, any giving of notice to, exemption by, any registration , declaration or filing with, or any taking of any other action in respect of, any court, arbitrator, administrative agency or other governmental authority.

          Section 5.5 Litigation. Except as previously disclosed to the Bank in writing, there is no action, suit, investigation or proceeding by or before any court, arbitrator, administrative agency or other governmental authority pending or, to the knowledge of the Company, threatened (i) which involves any of the transactions contemplated by this Agreement or (ii) against or affecting the Company which could be reasonably expected to materially adversely affect the financial condition, business or operation of the Company.

          Section 5.6 No Default. The Company is not in default under any material order, writ, injunction, award or decree of any court, arbitrator, administrative agency or other governmental authority binding upon it or its property, or any material indenture, mortgage, contract, agreement or other undertaking or instrument to which it is a party or by which its property may be bound, and nothing has occurred which would materially adversely affect the ability of the Company, to carry on its business or perform its obligations under any such material order, writ, injunction, award, or decree or any such materialterial indenture, mortgage, contract, agreement or other undertaking or instrument.

          Section 5.7 Financial Condition. The consolidated balance sheet of the Company and its Consolidated Subsidiaries as at December 31, 1993, and the related consolidated statements of income, stockholders' or members' equity and cash flows for the fiscal year ended on such date, reported upon by Deloitte & Touche, and the unaudited consolidated statement of financial condition of the Company and its Consolidated Subsidiaries as at June 30, 1994, and the related consolidated statements of income and stockholders' or members' equity for the three (3) months ended that date, present fairly the consolidated ed financial condition of the Company and its Consolidated Subsidiaries as of said date and the consolidated results of their operations for such fiscal year, in conformity with GAAP. No material adverse changes have occurred in the financial condition of the Company or its Consolidated Subsidiaries since
June 30, 1994.

          Section 5.8 Use of Proceeds. The Company shall use the proceeds of the Loan for its general corporate purposes. None of the proceeds of the Loan shall be used to purchase or carry, or reduce or retire or refinance any credit incurred to purchase or carry, any margin stock (within the meaning of Regulations U and X of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purchasing or carrying of any margin stock. If requested by the Bank, the Company shall complete and sign Part I of a copy of Federal Reserve U-1 referred to in Regulation U and deliver such copy to the Bank.

          Section 5.9 Company Not an Investment Company. The Company is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

          Section 5.10 Company and Subsidiaries, Etc. Not a Holding Company. Neither the Company nor any of its subsidiaries is a "holding company", or a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

          Section 5.11 Environmental Matters. The Company and its Consolidated Subsidiaries conduct their respective operations in compliance with all applicable laws and regulations concerning the discharge of substances into the environment and other environmental control matters, except to the extent that non- compliance would not have a material adverse effect on the business, results of operations or condition (financial or otherwise) of the Company or its Consolidated Subsidiaries taken as a whole. Neither the Company nor any of its Consolidated Subsidiaries has any liability, contingent or otherwise, under any law, ordinance or regulation relating to the storage, transport, disposal or release of "oil", "petroleum products", "hazardous substance", "hazardous waste", "hazardous material", "hazardous chemical substance", "refuse" or any other term of similar import (as such terms are defined in any such law, ordinance or regulation), except to the extent that any such liability would not have a material adverse effect on the business, results of operations or condition (financial or otherwise) of the Company or its Consolidated Subsidiaries taken as a whole.


                                ARTICLE VI

                                 COVENANTS


          Section 6.1 Affirmative Covenants. The Company covenants and agrees that, so long as this Agreement shall remain in effect or any of the principal of or interest on the Note hereunder shall remain unpaid:

     (a) The Company will deliver to the Bank, within ninety (90) days after the end of each fiscal year, the consolidated and consolidating balance sheet of the Company and its Consolidated Subsidiaries as at the end of such fiscal year, and the related consolidated and consolidating statements of income, stockholders' or members' equity and cash flows for such fiscal year, accompanied by a certificate of independent public accountants of recognized standing satisfactory to the Bank, which certificate will contain no material exceptions or qualifications except such as are acceptable to the Bank;

     (b) The Company will deliver to the Bank, within sixty (60) days after the end of each of the first three quarters of each fiscal year, the consolidated balance sheet of the Company and its Consolidated Subsidiaries as at the end of such quarter, and the related consolidated statements of income and stockholders' equity for such quarter, certified (subject to year-end audited adjustments) by an authorized accounting or financial officer of the Company;

     (c) The Company shall deliver to the Bank within thirty (30) days after it files them with the Securities and Exchange Commission copies of the annual reports and of the information, documents, and other reports (or copies of such portions of any of the foregoing as the Securities and Exchange Commission may by rules and regulations prescribe) which the Company is required to file with the Securities and Exchange Commission pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934;

     (d) The Company will deliver to the Bank, from time to time, such additional information regarding its financial condition, business or affairs as the Bank may reasonably request;

     (e) The Company will deliver to the Bank, simultaneously with the delivery of each set of financial statements referred to in (a) above, a certificate of the President, any Vice President, or the Treasurer of the Company (i) stating that in the course of the performance of his duties he would normally obtain knowledge of any condition or event which constitutes an Event of Default, or any event, act or condition which with notice or lapse of time or both would constitute an Event of Default, (ii) stating whether or not he has obtained knowledge of any such condition, act or event and, if so, specifying each such condition, act or event of which he has knowledge and the nature and period of existence thereof and the action the Company is taking and proposes to take with respect thereto; and (iii) setting forth the calculations necessary to establish the Company's compliance with Section 6.1(m) hereof;

     (f) The Company will preserve and maintain its corporate existence and each of the material rights, privileges, licenses and franchises, which are necessary or desirable in the normal conduct of its business. The Company will comply with all applicable laws, rules, regulations, and orders of any governmental or regulatory body or authority, a breach of which could have a material adverse effect on the financial condition or business (taken as a whole) of the Company, except where contested in good faith and by proper proceedings;

     (g) Promptly after becoming aware thereof the Company will deliver to the Bank notice of any Event of Default and any event which, with the passage of time or the giving of notice or both, would become an Event of Default;

     (h) The Company will keep proper books of record and account in a manner reasonably satisfactory to the Bank in which, true, complete and correct entries shall be made of all dealings or transactions in relation to its business and activities;

     (i) The Company will permit the Bank to make or cause to be made (and, after the occurrence of and during the continuance of an Event of Default, at the Company's expense), inspections and audits of any books, records and papers of the Company and to make extracts therefrom and copies thereof, or to make inspections and examinations of any properties and facilities of the Company, on reasonable notice, at all such reasonable times and as often as the Bank may reasonably require, in order to assure that the Company is and will be in compliance with its obligations under this Agreement;

     (j) The Company will pay and discharge all of its obligations and liabilities, including, without limitation, all taxes, assessments and governmental charges upon its income and properties, when due, unless and to the extent only that such obligations, liabilities, taxes, assessments and governmental charges shall be contested in good faith any by appropriate proceedings and that proper and adequate book reserves relating thereto are established by the Company, and then only to the extent that a bond is filed in cases where the filing of a bond is necessary to avoid the creation of a lien or encumbrance against any of its properties;

     (k) The Company will promptly notify the Bank in writing of any litigation, legal proceeding or dispute, other than disputes in the ordinary course of business or, whether or not in the ordinary course of business, involving amounts in excess of Two Hundred Fifty Thousand Dollars ($250,000), affecting the Company whether or not fully covered by insurance, and regardless of the subject matter thereof (excluding, however, any actions relating to workmen's compensation claims or negligence claims relating to use of motor vehicles, if fully covered by insurance, subject to deductibles);
     (l)  The Company will:

     (i) Maintain with responsible insurance companies rated "A" or better by A.M. Best Co. such insurance on such of its properties, in such amounts and against such risks as is customarily maintained by similar businesses (including, without limitation, public liability, embezzlement or other criminal misappropriation insurance); file with the Bank upon its request a detailed list of the insurance then in effect, stating the names of the insurance companies, the amounts and rates of the insurance, dates of the expiration thereof and the properties and risks covered thereby; and, within 10 days after notice in writing from the Bank, obtain such additional insurance as the Bank may reasonably request; and

     (ii) Carry all insurance available through the PBGC or any private insurance companies covering its obligations (if any) to the PBGC;

     (m)  The Company will maintain:

     (i) At all times, Consolidated Effective Net Worth in an amount not less than the sum of (i) Two Hundred Sixty-Five Million Dollars ($265,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993, of the greater of (A) Zero Dollars ($0) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

     (ii) At all times, Consolidated Adjusted Net Worth in an amount not less than the sum of (i) One Hundred Million Dollars ($100,000,000) plus
(ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993, of the greater of (A) Zero Dollars ($0) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

     (iii) With respect to the Company at all times, Investments of the types described in Section 6.2(i)(i) through (xii) in an aggregate amount not less than Twenty-Five Million ($25,000,000) Dollars.

     (iv) With respect to the Company for each period of four (4) consecutive fiscal quarters of the Company, Consolidated Earnings Available for Fixed Charges not less than one hundred ten percent (110%) of Consolidated Fixed Charges for such period.

     (v) With respect to the Company, Paid-in-Capital in each of the following Subsidiaries in an amount not greater than the following amounts:

                                             Amount of
          Subsidiary                      Paid-in-Capital

          NCB Financial Corporation          $15,000,000
          NCB Mortgage                       $15,000,000
          NCB Business Credit                $15,000,000

     (vi) With respect to the Company at all times, Investments in Subsidiaries (other than as set forth in subsection 6.1(m)(v) above and excluding SPV's and secured loans to NCB Business Credit and NCB Mortgage) in an aggregate amount with respect to all such Subsidiaries of not greater than $15,000,000.

     (vii) At all times, a ratio of Consolidated Debt to Consolidated Adjusted Net Worth in an amount not greater than 8.0 to 1.0. For purposes of calculating this ratio only, Consolidated Debt shall include the full balance of mortgage backed securities sold by the Company or any of its Subsidiaries with any first loss recourse provision against the Company or any of its Subsidiaries attached thereto.

For purposes of calculating the ratio set forth in subsection 6.1(m)(vii) above and in subsection 6.1(m)(viii) below only, "Consolidated Adjusted Net Worth" shall be reduced by the amount by which the sum of 75% of (i) 90 day overdue accounts, (ii) non- performing loans, (iii) REO, in substance foreclosure and other miscellaneous repossession and, (iv) modified loans, exceed the reserves for credit losses established by the Company and its Subsidiaries.

     (viii) At all times, a ratio of Consolidated Senior Debt of the Company to Consolidated Adjusted Net Worth in an amount not greater than
6.5 to 1.0.

     (ix) Qualified Assets of not less than one hundred (100%) percent of the sum (at any date of determination thereof) of:

         (i) NCCB Senior Obligations, plus

         (ii) the aggregate unpaid principal amount of Subordinated Debt (as defined in the Senior Note Agreements as in effect on the date hereof), less

        (iii) the aggregate unpaid principal amount of Class A Notes.

     (n) The Company will comply and remain at all times in compliance with all material provisions of the Senior Note Agreements and all other agreements evidencing Indebtedness of the Company for borrowed money and will deliver to the Bank a certified copy of each Senior Note Agreement and other such agreement entered into after the Loan Date.

          Section 6.2 Negative Covenants. The Company covenants and agrees that, so long as this Agreement shall remain in effect or any of the principal of or interest on any Note hereunder shall remain unpaid, the Company, will not:

     (a) Merge or consolidate with or into any other corporation whether or not the Company will be the surviving or resulting corporation. The Company agrees that it will not sell, lease or otherwise dispose of all or substantially all of its property;

     (b) Sell or transfer any of its property to anyone (other than to an entity at least fifty per cent (50%) of the capital stock of which at the time outstanding, having ordinary voting power for the election of directors, is owned by the Company directly or indirectly through Subsidiaries) with the intention of taking back a lease of such property, except a lease for a temporary period during or at the end of which it is intended that the use by the Company of such property will be discontinued;

     (c) Create, or assume or permit to exist, any Lien on any of the properties or assets of the Company whether now owned or hereafter acquired, except:

            (i)  Permitted Liens;

           (ii)  As set forth on Exhibit B annexed hereto;

          (iii)  To secure obligations in connection with Eligible Derivatives;

     (d) Assume, endorse, be or become liable for, or guarantee, the obligations of any Person, except by the endorsement of negotiable instruments for deposit or collection in the ordinary course of business. For the purposes hereof, the term "guarantee" shall include any agreement, whether such agreement is on a contingency or otherwise, to purchase, repurchase or otherwise acquire Indebtedness of any other Person, or to purchase, sell or lease, as lessee or lessor, property or services, in any such case primarily for the purpose of enabling another person to make payment of Indebtedness, or to make any payment (whether as an advance, capital contribution, purchase of an equity interest or otherwise) to assure a minimum equity, asset base, working capital or other balance sheet or financial condition, in connection with the Indebtedness of another Person, or to supply funds to or in any manner invest in another Person in connection with such Person's Indebtedness. Asset Securitization Recourse Liabilities shall not constitute "guarantees" hereunder;

     (e) Acquire all or substantially all of the assets or any of the capital stock of any Person except as permitted under Section 6.1(m)(vi);

     (f) (i) Except for redemptions by the Company of its Class B1 Common Stock from the holders thereof who no longer have loans from the Company outstanding, purchase, redeem, retire or otherwise acquire, directly or indirectly, or make any sinking fund payments with respect to, any shares of any class of stock of the Company now or hereafter outstanding or set apart any sum for any such purpose; or

         (ii) Declare or pay any dividends or make any distribution of any kind on the Company's outstanding stock, or set aside any sum for any such purpose, except that the Company may declare or pay any dividend payable solely in shares of its common stock;

     (g) Make any material change in its business, or in the nature of its operation, or liquidate or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, lease, assign, transfer or otherwise dispose of any of its property, assets or business except in the ordinary course of business and for a fair consideration, or dispose of any shares of stock or any Indebtedness, whether now owned or hereafter acquired;

     (h) Make any voluntary or optional prepayment of any Indebtedness of the Company or any of its Subsidiaries for borrowed money incurred or permitted to exist under the terms of this Agreement, other than:

               (i)  Indebtedness evidenced by the Note;

               (ii) Indebtedness of NCB Business Credit and NCB Mortgage to the Company; and

               (iii) any Indebtedness which has a maturity of not more than one year from the date of its occurrence;

     (i) Make, or suffer to exist, any Investment in any Person, including, without limitation, any shareholder, director, officer or employee of the Company or any of its Subsidiaries, except investments in:

     (i)  Demand deposits in and one-to-four day unsecured loans to Selected
Banks;

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

     (vi) Domestic and London interbank market, negotiable time and variable rate certificates of deposit issued by Selected Banks;

     (vii) Marketable bankers' acceptances and finance bills accepted by Selected Banks;

     (viii) Prime commercial paper having a credit rating equal to at least A-2 issued by Standard & Poor's Corporation ("S&P"), P-2 issued by Moody's Investors Service, Inc. ("Moody's") or Duff-2 issued by Duff & Phelps Inc.;

     (ix) Marketable corporate debt securities having an A credit rating issued by both S&P and Moody's;

     (x) Repurchase, reverse repurchase agreements and security lending agreements collateralized by securities of the type described in subsections
(ii) and (iv);

     (xi) Asset-backed securities issued against a pool of receivables which have a long-term rating of AAA or better by Standard & Poors, Moodys or Duff & Phelps and which have an average life or final maturity of no more than five years;

     (xii) Mortgaged-backed securities issued against an underlying pool of mortgages which have a long-term rating of AAA or better by Standard & Poors, Moodys or Duff & Phelps; provided such mortgage-backed securities shall have an average life, as determined by the dealer's prepayment assumptions at the time of purchase, of no more than five years;

     (xiii) Subsidiaries, subject to the limitations stated in subsection 6.1(m)(vi) hereof;

     (xiv) Promissory notes and other interest bearing obligations acquired in the ordinary course of business and the issuance of letters of credit in the ordinary course of business;

     (j)  Change its fiscal year;

     (k) (i) Be or become obligated to the Pension Benefit Guaranty Corporation, other than in respect of annual premium payments, in excess of $50,000 in the aggregate;

         (ii) Be or become obligated to the IRS with respect to excise or other penalty taxes provided for in Section 4975 of the Code in excess of $50,000 in the aggregate;

     (l) Modify, amend, supplement or terminate, or agree to modify, amend, supplement or terminate its certificate of incorporation or by-laws;

     (m) Except as expressly permitted by this Agreement, directly or indirectly: (i) make any investment in an Affiliate; or (ii) consolidate with or purchase or acquire assets from an Affiliate; or enter into any other transaction directly or indirectly with or for the benefit of any Affiliate (including, without limitation, guarantees and assumptions of obligations of an Affiliate); provided, however, that (x) any Affiliate who is an individual may serve as an employee or director of the Company and receive reasonable compensation for his services in such capacity, (y) the Company may enter into any transaction with an Affiliate providing for the leasing of property, the rendering or receipt of services or the purchase or sale of product, inventory and other assets in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the Company as the monetary or business consideration that would obtain in a comparable arm's length transaction with a Person not an Affiliate, and (z) subject to compliance with Section 6.1(m) and the other provisions of this Agreement, the Company may make annual charitable contributions in reasonable amounts as may be determined from time to time by the Board of Directors of the Company to NCB Development Corporation, a not-for-profit corporation organized under the laws of the District of Columbia;

     (n) Subject to subsections 6.1(m)(vi), (vii) and (viii), create, incur, permit to exist or have outstanding any Indebtedness, except:

     (i)  Indebtedness under the NatWest Loan Agreement and the Note;

     (ii) Taxes, assessments and governmental charges, non-interest bearing accounts payable and accrued liabilities, in any case not more than 90 days past due from the original due date thereof (e.g., deferred compensation and deferred taxes) and in each case incurred and continuing in the ordinary course of business;

     (iii)  Indebtedness under, and as permitted by, the Senior Note Agreements;

     (iv)  Indebtedness under the Class A Notes; and

     (v)  Indebtedness of NCB Business Credit and NCB Mortgage to the Company.


                                ARTICLE VII

                             EVENTS OF DEFAULT


          Section 7.1. Events of Default. If one or more of the following Events of Default shall occur and be continuing, that is to say:

     (a) (i) the Company shall fail to make any payment of principal on the Note when due; or

     (ii) the Company shall fail to make any payment of interest on the Note when due and such failure shall continue for a period of three (3) Business Days; or

     (b) the Company shall default in any payment of principal of or interest on any other obligation for borrowed money beyond any period of grace provided with respect thereto or in the performance of any other agreement, term or condition contained in any instrument or agreement evidencing, securing, guaranteeing or otherwise relating to any such obligation and shall not have cured such default within any period of grace provided by such agreement, or any event or condition referred to in any such agreement shall occur or fail to occur, if the effect of such default, event or condition is to cause, or permit the holder or holders of such obligations (or a trustee on behalf of such holder or holders) to cause, such obligation to become due prior to its stated maturity and such accelerated obligation is for an amount in excess of one per cent (1%) of the Indebtedness of the Company and its Consolidated Subsidiaries; or

     (c) any representation or warranty herein made by the Company, or any certificate or financial statement furnished pursuant to the provisions hereof, shall prove to have been false or misleading in any material respect as of the time made or furnished; or

     (d) the Company shall default in the performance or observance of any covenant, condition or agreement contained in Section 6.1(g), 6.1(n) or 6.2; or

     (e) the Company shall default in the performance or observance of any other covenant, condition or provision hereof and such default shall not be remedied within thirty (30) days after written notice thereof is delivered to the Company by the holder of the Note; or

     (f) a proceeding (other than a proceeding commenced by the Company) shall have been instituted in a court having jurisdiction in the premises seeking a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or for any substantial part of its total assets, or for the winding-up or liquidation of its affairs and such proceedings shall remain undismissed or unstayed and in effect for a period of sixty
(60) consecutive days or such court shall enter a decree or order granting the relief sought in such proceeding; or

     (g) the Company shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Company or for any substantial part of its total assets, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action in furtherance of any of the foregoing; or

     (h) a judgment or order shall be entered against the Company by any court, and (i) in the case of a judgment or order for the payment of money, either (A) such judgment or order shall continue undischarged and unstayed for a period of 10 days in which the aggregate amount of all such judgments and orders exceeds $500,000 or (B) enforcement proceedings shall have been commenced upon such judgment or order and (ii) in the case of any judgment or order for other than the payment of money, such judgment or order for other than the payment of money, such judgment or order could, in the reasonable judgment of the Bank, together with all other such judgments or orders, have a materially adverse effect on the Company; or

     (i) (i) any Termination Event shall occur with respect to any Benefit Plan, (ii) any Accumulated Funding Deficiency, whether or not waived, shall exist with respect to any Benefit Plan, (iii) any Person shall engage in any Prohibited Transaction involving any Benefit Plan, (iv) the Company or any ERISA Affiliate shall be in "default" (as defined in ERISA Section 4219(c)(5)) with respect to payments owing to a Multiemployer Benefit Plan as a result of the Company's or any ERISA Affiliate's complete or partial withdrawal ( as described in ERISA section 4203 or 4205 ) from such Multiemployer Benefit Plan,
(v) the Company or any ERISA Affiliate shall fail to pay when due an amount that is payable by it to the PBGC or to a Benefit Plan under Title IV of ERISA, or (vi) a proceeding shall be instituted by a fiduciary of any Benefit Plan against the Company or any ERISA Affiliate to enforce ERISA
Section 515 and such proceeding shall not have been dismissed within 30 days thereafter, except that no event or condition referred to in clauses (i) through (vi) shall constitute an Event of Default if it, together with all other such events or conditions at the time existing, has not had, and in the reasonable determination of the Bank will not have, a materially adverse effect on the Company; or

then, and in any such event, the Bank upon notice to the Company may (a) declare the entire outstanding principal amount, if any, of the Note (if then issued), any and all accrued and unpaid interest thereon and any and all other amounts payable by the Company to the Bank under this Agreement or the Note to be forthwith due and payable, whereupon the entire outstanding principal amount, if any, of the Note, together with any and all accrued and unpaid interest thereon and any and all other such amounts, shall become payable forthwith due and payable, and (b) terminate the obligation of the Bank to make the Loan, in each case without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Company; provided, however, that in the event of the entry of an order for relief with respect to the Company under the Federal Bankruptcy Code, (a) any principal amount of the Note then outstanding, together with any and all accrued and unpaid interest thereon and any and all such other amounts, shall thereupon automatically become and be due and payable, and (b) the Bank's obligation to make the Loan shall thereupon automatically terminate, in each case without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Company.

                               ARTICLE VIII

                               MISCELLANEOUS


          Section 8.1 Amendments and Waivers; Cumulative Remedies. No delay or failure of the Bank or the holder of any Note in exercising any right, power or privilege hereunder shall affect such right, power or privilege; nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power or privilege preclude any further exercise thereof or of any other right, power or privilege. The rights and remedies of the Bank, of any other holder of any Note hereunder and of the Company are cumulative and not exclusive of any rights or remedies which any of them would otherwise have. Any waiver, permit, consent or approval of any kind or character (whether involving a breach, default, provision, condition or term hereof or otherwise) on the part of the Bank, of the holder of any Note, or of the Company under this Agreement or under any Note must be in writing and shall be effective only in the specific instance and for the purpose for which given and only to the extent set forth specifically in such writing.
No notice or demand given hereunder shall entitle the recipient thereof to any other or further notice or demand in similar or other circumstances.

          Section 8.2 Survival of Representations and Warranties. All representations, warranties, covenants and agreements of the Company contained herein or made in writing in connection herewith shall survive the execution and delivery of this Agreement, the making of Loans hereunder and the issuance of the Note, provided that the survival of a representation or warranty shall not constitute a restatement of such representation or warranty after the Effective Date.

          Section 8.3 Supervening Illegality. If, after the Loan Date, as the result of (i) the adoption of any law, rule or regulation by the United States of America or Switzerland, or any Governmental Body of either thereof,
(ii) any change in the existing laws, rules and regulations of the United States of America or Switzerland, or any Governmental Body of either thereof,
(iii) the issuance of any order or decree by any Governmental Body of either thereof, (iv) any change in the interpretation or administration of any applicable law, rule, regulation, order or decree by any Governmental Body (including any central bank or similar agency) of either thereof charged with the interpretation or administration thereof, or (v) compliance by the Bank with any request or directive (whether or not having the force of law) of any Governmental Body of either thereof, it shall be unlawful or impossible for the Bank to maintain the Loan (after the Bank shall have used reasonable efforts to avoid such result), the Bank shall so notify the Company and the Bank may require the Company to prepay the entire principal amount of, and all accrued and unpaid interest on, the Loan, together with any amount payable pursuant to Section 3.6(C), by giving the Company at least thirty (30) business days' prior written notice. If after the Effective Date and prior to the Loan Date it shall become unlawful or impossible for the Bank to make the Loan, this Agreement shall terminate forthwith and neither the Bank nor the Company shall have any further rights or obligations under this Agreement.

          Section 8.4  No Reduction in Payments.  All payments due to the
Bank hereunder, and all other terms, conditions, covenants and agreements to be observed and performed by the Company hereunder, shall be made, observed or performed by the Company without any reduction or deduction whatsoever, including any reduction or deduction for any set-off, recoupment, counterclaim (whether sounding in tort, contract or otherwise) or tax. The Bank has submitted to the Company two duly completed and signed copies of Form 4224 of the United States Internal Revenue Service relating to all amounts to be received by such Bank pursuant to this Agreement. The Bank shall, from time to time, submit to the Company such additional duly completed and signed copies of such forms (or such successor forms as shall be adopted from time to time by the relevant United States taxing authorities) as may be (i) requested in writing by the Company and (ii) appropriate under then current United States law or regulations to avoid or reduce United States withholding taxes on payments in respect of all amounts to be received by the Bank pursuant to this Agreement.

          Section 8.5 Change of Control Option. (A) In the event that there shall occur any Change of Control (as defined below) in respect of the Company, the Bank shall have the right, at its option exercisable at any time within six months following the Change Date (as defined below), to require the Company to purchase the Note on the Purchase Date (as defined below) at a purchase price that shall be equal to the sum of (i) the principal amount of the Note then outstanding, plus (ii) any and all accrued and unpaid interest on the Note to the Purchase Date plus (iii) the amount that would be payable by the e Company under Section 3.6(C) in the case of a prepayment in full of the Note (the "Purchase Price").

          (B) The Company shall give the Bank written notice of the occurrence of a Change of Control within five Business Days following the Change Date. No failure of the Company to give notice of a Change of Control shall limit the right of the Bank to require the Company to purchase the Note pursuant to this Section 8.5.

          (C) The Bank may exercise its option hereunder to require the Company to purchase the Note by delivering to the Company at any time within six months after the Change Date (i) written notice of such exercise specifying the Purchase Date and (ii) the Note duly endorsed. The Bank's commitment shall automatically terminate immediately upon the Company's receipt of the Bank's written notice of such exercise of its option under and in accordance with this Section 8.5.

          (D) In the event of the exercise by the Bank of its option under this Section 8.5 in the manner provided herein, the Company shall pay or cause to be paid to the Bank on the Purchase Date the Purchase Price (determined in accordance with Subsection 8.5(A)) in immediately available funds.

          (E)  As used in this Section 8.5, the term:

          (1) "Change Date" means the date on which any Change of Control shall be deemed to have occurred; provided, that, if the Company shall fail to give timely notice of the occurrence of a Change of Control to the Bank as provided in Subsection 8.5(B) of this Section 8.5, for the purpose of determining the duration of the option of the Bank granted under this
Section 8.5, "Change Date" shall mean the earlier of (i) the date on which notice of a Change of Control is duly given by the Company to the Bank or (ii) the date on which the Bank obtains actual knowledge of the Change of Control.

          (2)"Change of Control" means when, and shall be deemed to have occurred at such time as, a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of more than fifty per cent (50%) of the then outstanding Voting Stock of the Company; provided, that fifty per cent shall become seventy per cent (70%) with respect to any "employee benefit plan" (as defined in Section 3(3) of ERISA) maintained by the Company or any Subsidiary of the Company or any trust or funding vehicle maintained for or pursuant to such "employee benefit plan".

          (3) "Purchase Date" means the date on which the Company shall purchase the Note from the Bank pursuant to the exercise by the Bank of its option under this Section 8.5 pursuant to a notice given to the Company in accordance with Subsection 8.5(C) of this Section 8.5, which date shall be a business day not less than 90 nor more than 120 days after the date the Bank gives the Company written notice of such exercise.

          (4) "Voting Stock" shall mean capital stock of the Company of any class or classes (however designated) the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of the Board of Directors of the Company, it being understood that, at the Effective Date, the Common Stock, Classes B and C $100 par value, of the Company are the only outstanding classes of capital stock of the Company that constitute "Voting Stock".

          Section 8.6 Stamp Taxes. The Company agrees to pay, and to save the Bank harmless from all liability for, any Delaware or Federal stamp, transfer, documentary or similar taxes, assessments or charges (herein "Stamp Taxes"), and any penalties or interest with respect thereto, which may be assessed, levied, collected or imposed, or otherwise become payable, in connection with the execution and delivery of this Agreement or the Note.

          Section 8.7 Notices. Any notice, statement, request or demand required or permitted hereunder to be in writing may be given by telex, cable or electronic communication means. All notices, statements, requests and demands given to or made upon either party hereto in accordance with the provisions of this Agreement shall be deemed to have been given or made in the case of telephonic notice (to the extent expressly permitted hereunder) when made, or in the case of any other type of notice, when actually received, if to the Company, to it at

          National Consumer Cooperative Bank
          1401 Eye Street, N.W. - Suite 700
          Washington, D.C.  20005

          Attention:  Richard L. Reed
          Telecopy:  (202) 336-7803

          and:

          Shea & Gardner
          1800 Massachusetts Avenue, N.W.
          Washington, D.C.  20036

          Attention:  Martin J. Flynn, Esq.
          Telecopy:   202-828-2195

          and if to the Bank, to it at:

          Credit Suisse
          Tower 49
          12 East 49th Street
          New York, New York  10017

          Attention:  Dawn E. Rubinstein
          Telecopy:   (212) 238-5389

or such other address for notice as either party may designate for itself in a notice to the other party, except in cases where it is expressly provided herein that such notice, statement, request or demand shall not be effective until received by the party to whom it is addressed.

          Section 8.8 Governing Law. This Agreement and the Note shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be governed by and construed in accordance with the laws of said state.

          Section 8.9 Successors and Assigns. (a) This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, provided that the Company may not assign or transfer any of its interest hereunder without the prior written consent of the Bank.

          (b) The Bank may make, carry or transfer the Loan at, to or for the account of, any of its branch offices or the offices of any of its Affiliates.

          (c) The Bank may assign its rights and delegate its obligations under this Agreement; provided that any such assignment or delegation (other than the pledge of the Note to the Federal Reserve Bank) may be made only with the prior written consent of the Company, which consent shall not be unreasonably withheld or delayed. The Bank may sell participations in all or any part of the Loan made by it or its commitment or any other interest herein or in the Note to another bank or other entity. In the case of an assignment, upon notice thereof by the Bank to the Company, the assignee shall have, to the extent of such assignment (unless otherwise provided thereby), the same rights and benefits as it would have if it were the Bank hereunder and the holder of the Note, and, if the assignee has expressly assumed, for the benefit of the Company, the Bank's obligations hereunder, the Bank shall be relieved of its obligations hereunder to the extent of such assignment and assumption. In the case of a participation, the participant shall not have any rights under this Agreement or the Note or any other document delivered in connection herewith (the participant's rights against the Bank in respect of such participation to be those set forth in the agreement executed by the Bank in favor of the participant relating thereto) and all amounts payable by the Company shall be determined as if the Bank had not sold such participation.

          Section 8.10 Maximum Rate of Interest Permitted by Law. Nothing in this Agreement shall require the Company to pay interest for the account of the Bank at a rate exceeding the maximum rate permitted by applicable law to be charged or received by the Bank, it being understood that neither this Section nor Section 8.8 is intended to make the criminal laws of any jurisdiction applicable in circumstances in which they would not otherwise apply. If the rate of interest specified herein or in the Notes would otherwise exceed the maximum rate so permitted to be charged or received with respect to any Note, the rate of interest required to be paid for the account of the Bank shall be automatically reduced to such maximum rate.

          Section 8.11 Expenses; Indemnification. (a) The Company shall save the Bank harmless against all reasonable out- of-pocket expenses
(including attorneys' fees and expenses) of the Bank and shall indemnify the Bank, its Affiliates, officers, employees and agents ("Indemnified Persons") against the costs of preparing this Term Loan Agreement and the Note, all costs, expenses, losses and damages arising in connection with this Agreement or the Note, including with respect to any Credit Agreement Related Claim. The obligation of the Company under this paragraph shall survive the payment of the Note.


          (b) All amounts payable by the Company under Section 8.11(a) shall be immediately due upon written request by the Bank for the payment thereof.

          Section 8.12 Set-Off; Suspension of Payment and Performance. The Bank is hereby authorized by the Company, at any time and from time to time, without notice, (a) during any Event of Default, to set off against, and to appropriate and apply to the payment of, the liabilities of the Company under this Agreement and the Note (whether matured or unmatured, fixed or contingent or liquidated or unliquidated) any and all liabilities owing by the Bank or any of its Affiliates to the Company (whether payable in Dollars or any other currency, whether matured or unmatured and, in the case of liabilities that are deposits, whether general or special, time or demand and however evidenced and whether maintained at a branch or office located within or without the United States) and (b) during any Event of Default, to suspend the payment and performance of such liabilities owing by such Person or its Affiliates and, in the case of liabilities that are deposits, to return as unpaid for insufficient funds any and all checks and other items drawn against such deposits.

          Section 8.13 Judicial Proceedings; Waiver of Jury Trial. Any judicial proceeding brought against the Company with respect to any Credit Agreement Related Claim may be brought in any court of competent jurisdiction in the City of New York, and, by execution and delivery of this Agreement, the Company (a) accepts, generally and unconditionally, the nonexclusive jurisdiction of such courts and any related appellate court and irrevocably agrees to be bound by any judgment rendered thereby in connection with any Credit Agreement Related Claim and (b) irrevocably waives any objection it may now or hereafter have as to the venue of any such proceeding brought in such a court or that such a court is an inconvenient forum. The Company hereby waives personal service of process and consents that service of process upon it may be made by certified or registered mail, return receipt requested, at its address specified or determined in accordance with the provisions of
Section 8.7, and service so made shall be deemed completed on the third Business Day after such service is deposited in the mail. Nothing herein shall affect the right of the Bank or any other Indemnified Person to serve process in any other manner permitted by law or shall limit the right of the Bank or any other Indemnified Person to bring proceedings against the Company in the courts of any other jurisdiction. Any judicial proceeding by the Company against the Bank involving any Credit Agreement Related Claim shall be brought only in a court located in the City and State of New York. THE COMPANY AND THE BANK HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING TO WHICH THEY ARE BOTH PARTIES INVOLVING ANY CREDIT AGREEMENT RELATED CLAIM.

          Section 8.14 LIMITATION OF LIABILITY. NEITHER THE BANK NOR ANY OTHER INDEMNIFIED PERSON SHALL HAVE ANY LIABILITY WITH RESPECT TO, AND THE COMPANY HEREBY WAIVES, RELEASES AND AGREES NOT TO SUE FOR, ANY SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES SUFFERED OR ALLEGED BY THE COMPANY OR THE BANK IN CONNECTION WITH ANY CREDIT AGREEMENT RELATED CLAIM.

          Section 8.15 Severability. The provisions of this Agreement are severable, and if any clause or provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such clause or provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability of such clause or provision in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

          Section 8.16 Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each complete set of which, when so executed and delivered by all parties, shall be an original, but all such counterparts shall together constitute but one and the same instrument.

          Section 8.17 Headings, Bold Type and Index. The section headings, subsection headings, and bold type used herein and the Index hereto have been inserted for convenience of reference only and do not constitute matters to be considered in interpreting this Agreement.

          IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


NATIONAL CONSUMER                CREDIT SUISSE
  COOPERATIVE BANK




By:________________________      By:_____________________________
   Name:___________________          Name:_______________________
   Title:__________________          Title:______________________



                                 By:____________________________
                                    Name:_______________________
                                    Title:______________________





                                 EXHIBIT A

                          FORM OF PROMISSORY NOTE

                              PROMISSORY NOTE


U.S. $10,000,000                                   Dated: November 10, 1994


              FOR VALUE RECEIVED, the undersigned, NATIONAL CONSUMER COOPERATIVE BANK, a corporation organized under the laws of the United
States (the "Company"), hereby promises to pay to the order of CREDIT SUISSE (the "Bank") the principal amount of TEN MILLION UNITED STATES DOLLARS ($10,000,000) on November 10, 1997.
              The Company promises to pay interest from the date hereof until the Maturity Date on the principal amount of this Promissory Note from time to time outstanding at the per annum interest rate of EIGHT AND TWENTY-SEVEN ONE-HUNDREDTHS PER CENT (8.27%), payable on each Interest
Payment Date. Interest shall be computed on the basis of a year of 360 days consisting of 12 months of 30 days each and, in the case of a portion of a month, for the actual number of days (including the first and excluding the last) elapsed. Any principal amount of this Promissory Note which is not paid on the Maturity Date shall bear interest from the Maturity Date and until paid in full at the Default Rate. In no event shall the rate of interest borne by this Promissory Note at any time exceed the maximum rate of interest permitted at that time under applicable law.

              Payments of the principal amount of and interest on this Promissory Note shall be made in lawful money of the United States of America to the Bank at Tower 49, 12 East 49th Street, New York, New York 10017 or at such other place as the holder of this Note may designate in writing to the Company.

              This Promissory Note is the Note referred to in the Term Loan Agreement, dated as of November 9, 1994 (the "Term Loan Agreement"), between the Bank and the Company. The Term Loan Agreement, among other things, contains provisions for optional prepayments on account of the principal of this Promissory Note by the Company and for acceleration of the maturity of this Promissory Note upon the terms and conditions therein specified. Capitalized terms used (but not defined) in this Promissory Note shall have the meanings given to them in the Term Loan Agreement.

NATIONAL CONSUMER COOPERATIVE BANK



By:_______________________________



                               SCHEDULE OF INTEREST


This Schedule of Interest attached to the Promissory Note dated November 10, 1994 of NATIONAL CONSUMER COOPERATIVE BANK, payable to the order of CREDIT SUISSE, and is, by specific reference, incorporated in and made a part of the Promissory Note.


_______________________________________________________________________________

                                                 Payments
      Interest              Principal               of
       Period              Outstanding           Interest          Notation
First          Last                                                Made by
Day            Day                           Amount      Date

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

                                           ________________________EXHIBIT B

                             PURSUANT TO SECTION 6.2
                      OF TERM LOAN AGREEMENT BY AND BETWEEN
                        NATIONAL CONSUMER COOPERATIVE BANK
                                       AND
                                  CREDIT SUISSE


                         ________________________________


                          PERMITTED SECURITY INTERESTS,
                              LIENS AND ENCUMBRANCES


                        _________________________________


NCB Savings Bank, FSB, ("NCBSB") has under pledge to the Federal Home Loan Bank of Cincinnati (FHLBC) its mortgage loan portfolio under a Blanket Agreement for Advances and Security Agreement which allows a blanket lien to secure borrowings from FHLBC. As of June 30, 1994, and as of September 30, 1994, FHLBC outstanding advances to NCBSB are less than $9,500.

The Company extends lines of credit to NCB Business Credit and NCB Mortgage, each secured by all assets of NCB Business Credit and NCB Mortgage pursuant to certain Business Loan/Security Agreements.

Each of the Company, NCB Mortgage and NCB Business Credit sells mortgage loans, ESOP loans and other loans from it portfolio in the ordinary course of business, structured either as an Asset Securitization or a sale of whole loans. The SPV or other purchaser typically provides for an alternative security interest and files a financing statement covering such loans in order to protect itself against a subsequent determination that such sale was not a sale but rather a loan.




	Exhibit 10.18

										EXECUTION COPY





	TERM LOAN AGREEMENT



		THIS TERM LOAN AGREEMENT (this "Agreement") is made and entered into as of the 6th day of February, 1995, by and between NATIONAL CONSUMER COOPERATIVE
BANK, a banking corporation organized under the laws of the United States that does business as the National Cooperative Bank (hereinafter referred to as the "Company") and CREDIT SUISSE, a banking company organized and existing under the laws of Switzerland having a New York Branch operating under a State of New York banking charter (hereinafter referred to as the "Bank").
		IN CONSIDERATION of the mutual covenants and agreements herein contained, the Company and the Bank hereby agree as follows:


	ARTICLE I
	DEFINITIONS AND ACCOUNTING TERMS

		Section 1.1  Definitions.  As used in this Agreement, and unless the context requires a different meaning, the following terms shall have the meanings indicated (such meanings to be, when appropriate, equally applicable to both the singular and plural forms of the terms defined):

		"Accumulated Funding Deficiency" has the meaning ascribed to that term in
Section 302 of ERISA.

		"Affiliate" means, with respect to a Person, any other Person that, directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such first Person; unless otherwise specified,
"Affiliate" means an Affiliate of the Company.

		"Asset Securitization" shall mean, with respect to any Person, a transaction involving the sale or transfer of receivables by such Person to a special purpose corporation or grantor trust (an "SPV") established solely for the purpose of purchasing such receivables from the Company for Cash in an amount equal to the Fair Market Value thereof; provided, however, that the Company may (A) establish and maintain a reserve account containing Cash or Securities as a credit enhancement in respect of any such sale, or (B) purchase or retain a subordinated interest in such receivables sold.

		"Asset Securitization Recourse Liability" shall mean, with respect to any
Person, the maximum amount of such Person's liability (whether matured or contingent) under any agreement, note or other instrument in connection with any one or more Asset Securitizations in which such Person has agreed to repurchase receivables or other assets, to provide direct or indirect credit support (whether through cash payments, the establishment of reserve accounts containing cash or Securities, an agreement to reimburse a provider of a letter of credit for any draws thereunder, the purchase or retention of a subordinated in terest in such receivables or other assets, or other similar arrangements), or in which such Person may be otherwise liable for all or a portion of any SPV's obligations under Securities issued in connection with such Asset Securitizations.

		"Authorized Officer" means any of the Chairman of the Board, the President, any Vice President, the Treasurer of the Company, and any other officer duly authorized to execute this Agreement on behalf of the Company.

		"Bank Lending Office" or "Lending Office of the Bank" means Credit Suisse,
Tower 49, 12 East 49th Street, New York, New York 10017, or such other office or offices situated in the United States of America as the Bank may from time to time designate to the Company by written notice.

		"Base Rate" means for any day the higher of (1) the base commercial lending rate announced from time to time by Credit Suisse (New York Branch) as applicable at the opening of business on such day, or (2) the rate quoted by
Credit Suisse (New York Branch) at approximately 11:00 a.m., New York City time, to dealers in the New York Federal Funds Market for the overnight offering of dollars by Credit Suisse (New York Branch) for deposit, plus one-half of one per cent (1/2%).

		"Benefit Plan" means, at any time, any employee benefit plan (including a
Multiemployer Benefit Plan), the funding requirements of which (under Section
302 of ERISA or Section 412 of the Code) are, or at any time within six years immediately preceding the time in question were, in whole or in part, the responsibility of the Company or an ERISA Affiliate.

		"Business Day" means any day on which commercial banks are open for business
(and not required or authorized by law to close) in New York, New York and, for purposes of the determination of each Interest Payment Date and the Maturity
Date, in London, England.

		"Capitalized Lease" means any lease the obligation for Rentals with respect to which is required to be capitalized on a balance sheet of the lessee in accordance with GAAP.

		"Cash" means, as to any Person, such Person's cash and cash equivalents, as defined in accordance with GAAP consistently applied.

		"Class A Notes" means the class A notes issued by the Company to the Secretary of the Treasury on behalf of the United States pursuant to Section 3026(a)(3)(A)
of the National Consumer Cooperative Bank Act, as amended, 12 U.S.C.  3001, et seq. (the "Bank Act") on the Final Government Equity Redemption Date (the
"Redemption Date") in full and complete redemption of the class A stock of the Company held by the Secretary of the Treasury on such Redemption Date and replacement notes for such Class A notes in a principal amount(s) not greater than those notes being replaced and containing identical terms of subrdination as the Class A notes.  The terms "class A notes", "Final Government Equity
Redemption Date", and "class A stock" are defined in the Bank Act, which definitions are incorporated by this reference as if fully set forth herein.

		"Code" means the Internal Revenue Code of 1986, as amended.

		"Commitment Expiration Date" has the meaning specified in Section 2.1 of this Agreement.

		"Consolidated Adjusted Net Income" for any fiscal period of the Company, means net earnings or net loss (determined on a consolidated basis) of the
Company and the Subsidiaries after income taxes for such period, but excluding from the determination of such earnings the following items (together with the income tax effect, if any, applicable thereto):

			(a)  the proceeds of any life insurance policy;

			(b)  any gain or loss arising from the sale of capital assets;

			(c)  any gain arising from any reappraisal, revaluation or write-up of assets;

			(d)  any gain arising from transactions of a non-recurring or nonoperating and material nature or arising from sales or other dispositions relating to the discontinuance of operations;

			(e)  earnings of any Subsidiary accrued prior to the date it became a
Subsidiary;

			(f)  earnings of any corporation, substantially all the assets of which have been acquired in any manner, realized by such other corporation prior to the date of such acquisition;

			(g)  net earnings of any business entity (other  than a Subsidiary) in which the Company or any Subsidiary has an ownership interest, unless such net earnings shall have actually been received by the Company or such Subsidiary in the form of cash distributions;

			(h)  any portion of the net earnings of any  Subsidiary which for any reason is unavailable for payment of dividends to the Company or any other
Subsidiary;

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

		"Consolidated Adjusted Net Worth" at any time means, with respect to the
Company and the Subsidiaries (determined on a consolidated basis):

			 (a)  the amount of capital stock liability plus (or minus in the case of a deficit) the capital surplus and earned surplus of the Company and the
Subsidiaries, less (without duplication) the sum of

			(b)  the net book value, after deducting any reserves applicable thereto, of all items of the following character which are included in the assets of the Company and the Subsidiaries:

					(i)  all deferred charges and prepaid expenses other than prepaid taxes and prepaid insurance premiums;

				    (ii)  treasury stock;

				   (iii)  unamortized debt discount and expense and unamortized stock discount and expense;

				    (iv)  good will, the excess of the cost of assets acquired over the book value of such assets on the books of the transferor, the excess of the cost of investments in any Person (including any Subsidiary) over the value of such investments on the books of such Person at the time of making such investments, organizational or experimental expense, patents, trademarks, copyrights, trade names and other intangibles;

					   (v)  all receivables (other than Eurodollar deposits) owing by Persons whose principal place of business or principal assets are located in any jurisdiction other than the United States of America or Canada; and

				   (vi)  any increment resulting from reappraisal, revaluation or write-up of capital assets subsequent to December 31, 1991.

	If the Company shall have any Restricted Investments outstanding at any time, such Investments shall be excluded from Consolidated Adjusted Net Worth.

		"Consolidated Debt" means at any date of determination thereof, the aggregate amount of all Indebtedness of the Company and its Subsidiaries, plus, without duplication, the aggregate amount of the obligations of the Company and its
Subsidiaries set forth below, at such time:

			(a)	the principal amount of all recourse and non- recourse interest bearing obligations of the Company or any Subsidiary including, without limitation, any such obligations bearing an implicit rate of interest, such as Capitalized
Leases, and interest bearing obligations secured by any Lien upon Property owned by the Company or any Subsidiary, even though such Person has not assumed or become liable for the payment of such obligations;

			(b)	the aggregate amount of all demand and term deposits made by any Person with the Company or any Subsidiary (including, without limitation, certificates of deposit issued by the Company or any Subsidiary);

			(c)	the face amount of all letters of credit issued by the Company or any
Subsidiary and all bankers' acceptances accepted by the Company or any
Subsidiary; and

			(d)	the aggregate amount of all assets with respect to which the Company or a Subsidiary has any Asset Securitization Recourse Liabilities in respect of promissory notes and other interest bearing obligations sold or otherwise transferred by the Company or any Subsidiary (regardless of whether such aggregate amount of assets is in excess of the amount of such Asset
Securitization Recourse Liabilities), whether for the repurchase of defaulted notes or obligations or otherwise.

		"Consolidated Earnings Available for Fixed Charges" shall mean, for any period, the sum of:  (i) Consolidated Adjusted Net Income during such period;
plus (ii) to the extent deducted in determining Consolidated Adjusted Net
Income, (a) all provisions for any Federal, state or other income taxes made by the Company and its Subsidiaries during such period, and (b) Consolidated
Fixed Charges during such period plus (iii) contributions made by the Company to Development Corp.

		"Consolidated Effective Net Worth" at any time means the sum of

			(a)	Consolidated Adjusted Net Worth at such time; plus

			(b)	the aggregate outstanding principal amount of Class A Notes at such time.

		"Consolidated Fixed Charges" shall mean, with respect to the Company on a consolidated basis for any period, the sum of:  (i) all interest and all amortization of Indebtedness, amortized discount and expense on all Indebtedness for borrowed money of the Company and its Subsidiaries, plus (ii) all Rentals payable during such period by the Company and its Subsidiaries.

		"Consolidated Net Earnings" means, for any period, the net income or loss of the Company and its Subsidiaries, as applicable (determined on a consolidated basis for such Persons at such time), for such period, as determined in accordance with generally accepted accounting principles in effect at such time.

		"Consolidated Net Worth" means, with respect to the Company, the sum of (i)
the common stock account of the Company determined as of any date in accordance with GAAP consistent with the principles applied in the preparation of the
Company's consolidated statement of financial condition for the fiscal year ended December 31, 1993; (ii) the Class A Notes; and (iii) the consolidated retained earnings account (whether allocated or unallocated) of the Company and its Subsidiaries determined as of any date in accordance with GAAP consistent with the principles applied in the preparation of the Company's consolidated statement of financial condition for the fiscal year ended
December 31, 1993.

		"Consolidated Senior Debt" means all unsecured Indebtedness of the Company and its Subsidiaries on a consolidated basis (i) for borrowed money (including the Indebtedness hereunder, the Senior Notes, Indebtedness under the NatWest
Loan Agreement, and all demand and term deposits made by any Person with the
Company or any of its Subsidiaries) which is not expressly subordinate or junior to any other Indebtedness, plus without duplication, (ii) all
"guarantees," as defined in Section 6.2(d) hereof, and (iii) Asset
Securitization Recourse Liabilities to the extent, but only to the extent, that such obligations have matured.

		"Consolidated Senior Obligations" at any time means, with respect to the
Company and the Subsidiaries (determined on a consolidated basis), the sum of

			(a)  the aggregate unpaid principal amount of Consolidated Senior Debt, plus

			(b)  the aggregate amount of all Capitalized Leases plus

			(c)  Restricted Guarantees computed on the basis of total outstanding contingent liability.

		"Consolidated Subsidiary" means, with respect to any Person at any time, any Subsidiary or other Person the accounts of which would be consolidated with those of such first Person in its consolidated financial statements as of such time; unless otherwise specified, "Consolidated Subsidiary" means a
Consolidated Subsidiary of the Company.

		"Credit Agreement Related Claim" means any claim (whether civil, criminal or administrative and whether sounding in tort, contract or otherwise) in any way arising out of, related to, or connected with, this Agreement, the
Note, or the relationship established hereunder or thereunder.

		"Default" means an Event of Default or an event or condition the existence or occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

		"Default Rate" means the rate of interest applicable under Section 3.3 from time to time.

		"Development Corp." means NCB Development Corporation, a District of
Columbia non-profit corporation established pursuant to 12 U.S.C.  3051(b).

		"Dollars", "U.S.$" and the sign "$" mean such coin or currency of the
United States of America as at the time shall constitute legal tender for the payment of public and private debts.

		"Effective Date" means February 6, 1995.

		"Eligible Cooperatives" has the meaning assigned to such term in Section
3015 of Title 12 of the United States Code.

		"Eligible Derivatives" means derivative Securities 	which are sold in the
ordinary course of the business of the 	Company and its Subsidiaries for the
purpose of hedging or	 	otherwise managing portfolio risk.

		"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

		"ERISA Affiliate" means any Person, including a Subsidiary or other Affiliate, that is a member of any group of organizations within the meaning of Code
Sections 414(b), (c), (m) or (o) of which the Company is a member.

		"Events of Default" has the meaning specified in Section 7.1 of this
Agreement.

		"Exchange Act" means the Securities and Exchange Act of 1934, as amended, and any successor Federal statute.

		"Fair Market Value" means, at any time with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

		"Fixed Charges" means, with respect to the Company, for any period, the sum of:  (i) all interest and all amortization of Indebtedness, amortized discount and expense on all Indebtedness for borrowed money of the Company, plus (ii)
all Rentals payable during such period by the Company.

		"Funded Debt" means all Indebtedness for borrowed money that by its terms matures more than twelve months from the date as of which any determination of Funded Debt is made, any and all Indebtedness maturing within twelve months from such date that is renewable at the option of the obligor to a date beyond twelve months from the date of such determination, including any Indebtedness renewable or extendable (whether or not theretofore renewed or extended) under, or payable from the proceeds of other Indebtedness under, or payable from the proceeds of other Indebtedness that may be incurred pursuant to the provisions of, any revolving credit agreement or other similar agreement.

		"GAAP" means generally accepted accounting principles.

		"Government Obligations" means any and all direct obligations of the United
States of America or obligations in respect of which the payment of the principal of, and interest thereon, is unconditionally guaranteed by the
United States of America.

		"Governmental Body" means (i) the United States of America, any State thereof, any other country or any political subdivision of such other country, or any department, agency, commission, board, bureau or instrumentality of the United
States of America, any State thereof, any other country or political subdivision of such other country or any subdivision of any of them, and (ii) any quasi-
governmental body, agency or authority (including any central bank) exercising regulatory authority over the Bank pursuant to applicable law in respect of the transactions contemplated by this Agreement.

		"Guarantees" at any time means all obligations of any Person guaranteeing or in effect guaranteeing any indebtedness or obligation or dividend of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement contingent or otherwise, by such Person

			 (a)  to purchase any indebtedness or obligation or any Property constituting security therefor,

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

			(d)  otherwise to assure the owner of the indebtedness or obligation of the primary obligor against loss in respect thereof.

	Liabilities or endorsements in the ordinary course of business of checks and other negotiable instruments for deposit or collection and obligations of the
Company or the Subsidiaries to acquire assets from the Bank in the ordinary course of business shall not be deemed "Guarantees."

		"Indebtedness" means, with respect to any Person, all (i) liabilities or obligations, direct and contingent, which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet of such Person at the date as of which Indebtedness is to be determined, including, without limitation, contingent liabilities which, in accordance with such principles, would be set forth in a specific Dollar amount on the liability side of such balance sheet; (ii) liabilities or obligations of others for which such Person is directly or indirectly liable, by way of guaranty (whether by direct guaranty, suretyship, discount, endorsement, take-or-pay agreement, agreement to purchase or advance or keep in funds or other agreement having the effect of a guaranty) or otherwise; (iii) liabilities or obligations secured by liens on any assets of such Person, whether or not such liabilities or obligations shall have been assumed by it; (iv)
liabilities or obligations of such Person, direct or contingent, with respect to letters of credit issued for the account of such Person and banker's acceptances credited for such Person; (v) obligations in the form of demand and term deposit accounts maintained by such Person; and (vi) Asset
Securitization Recourse Liabilities to the extent, but only to the extent, that such obligations have matured.

		"Interest Payment Date" means the same day as the Loan Date on a quarterly basis after the Loan Date and up to the Maturity Date.

		"Investment" in any Person by the Company means:  (a) the amount paid or committed to be paid, or the value of property or services contributed or committed to be contributed, by the Company for or in connection with the acquisition by the Company of any stock, bonds, notes, debentures, partnership or other ownership interests or other securities of such Person; and (b) the amount of any advance, loan or extension of credit to, or guaranty or other similar obligation with respect to any Indebtedness of, such Person by the
Company and (without duplication) any amount committed to be advanced, loaned, or extended to, or the payment of which is committed to be assured by a guaranty or similar obligation for the benefit of, such Person by the Company.

		"Lien" means any mortgage, deed of trust, pledge, security interest, encumbrance, lien or charge of any kind (including any agreement to give any of the foregoing), any conditional sale or other title retention agreement, any lease in the nature of any of the foregoing, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction.

		"Loan" means the loan to be made by the Bank to the Company pursuant to this Agreement.

		"Loan Date" means February 8, 1995.

		"Maturity Date" is defined in Section 2.2.

		"Multiemployer Benefit Plan" means any Benefit Plan that is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

		"NatWest Loan Agreement" means the Loan Agreement dated as of December 15,
1993 among the Company, the Banks listed therein, and National Westminster
Bank USA, as Agent, as amended through the Effective Date.

		"NCB Business Credit" means NCB Business Credit Corporation, a Delaware corporation.

		"NCB Financial Corporation" means NCB Financial Corporation, a Delaware
Corporation.

		"NCB Mortgage" means NCB Mortgage Corporation, a Delaware corporation.

		"NCCB Senior Obligations" means, at any date of determination thereof, with respect to the Company, the sum of:

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

		"Note" means the Promissory Note issued to the Bank by the Company pursuant to this Agreement, substantially in the form (appropriately completed) of Exhibit A to this Agreement.

		"Notice of Borrowing" means any notice given to the Bank by the Company pursuant to and in accordance with Section 4.1 of this Agreement.

		"November 10, 1994 Note" means the Promissory Note 	issued to the Bank by
the Company in the principal amount of $10,000,000 under the terms and conditions of that certain Term Loan Agreement, dated as of November 9, 1994, by and between the Company and the Bank.

		"Paid-in-Capital" shall have the meaning ascribed to it 	by GAAP.

		"PBGC" shall mean the Pension Benefit Guaranty Corporation.

		"Permitted Liens" means (i) pledges or deposits by the Company under workman's compensation laws, unemployment insurance laws, social security laws, or similar legislation, or good faith deposits in connection with bids, tenders, contracts
(other than for the payment of Indebtedness of the Company), or leases to which the Company is a party, or deposits to secure public or statutory obligations of the Company or deposits of cash or U.S. government Bonds to secure surety, appeal, performance or other similar bonds to which the Company is a party, or deposits as security for contested taxes or import duties or for the payment of rent; (ii) Liens imposed by law, such as carriers', warehousemen's, materialmen's and mechanics' liens, or Liens arising out of judgments or awards against the Company with respect to which the Company at the time shall currently by prosecuting an appeal or proceedings for review;
(iii) Liens for taxes not yet subject to penalties for non-payment and Liens for taxes the payment of which is being contested as permitted by Section 6.1
(j) hereof; and (iv) Liens incidental to the conduct of the business of the
Company or to the ownership of its property which were not incurred in connection with Indebtedness of the Company or to the ownership of its property which were not incurred in connection with Indebtedness of the Company, all of which Liens do not in the aggregate materially detract from the value of the properties to which they relate or materially impair their use in the operation of the business of the Company.

		"Person" means an individual, partnership, corporation (including a business trust), joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof, a court, or any other legal entity, whether acting in an undivided fiduciary or other capacity.

		"Prohibited Transaction" means any transaction that is prohibited under
Code Section 4975 or ERISA Section 406 and not exempt under Code Section 4975 or ERISA Section 408.

		"Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

		"Qualified Assets" means, at any date of determination thereof, the sum of the following items (a), (b) and (c) owned by the Company:

			(a)	The principal amount of all promissory notes and other interest bearing obligations acquired by the Company in the ordinary course of its business less (i) reserves for credit losses applicable thereto, and (ii)
unearned income;

			(b)	Cash on hand and in banks; and

			(c)	Investments other than "Restricted Investments" (as such term is defined in the Senior Note Agreements as in effect on the date hereof).

		"Regulatory Change" means any applicable law, interpretation, directive, request or guideline (whether or not having the force of law), or any change therein or in the administration or enforcement thereof, that becomes effective or is implemented or first required or expected to be complied with after the date hereof, whether the same is (i) the result of an enactment by a government or any agency or political subdivision thereof, a determination of a court or regulatory authority, or otherwise or (ii) enacted, adopted, issued or proposed before or after the date hereof, including any such that imposes, increases or modifies any tax, reserve requirement, insurance charge, special deposit requirement, assessment or capital adequacy requirement, but excluding any such that imposes, increases or modifies any income or franchise tax imposed upon the Bank by any jurisdiction (or any political subdivision thereof) in which the Bank or any office is located.

		"Rentals" means all fixed rentals (including as such all payments that the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by the Company, as lessee or sublessee under a lease of real or personal property, but shall be exclusive of any amounts required to be paid by the Company (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges.  Fixed rents under any so-called "percentage leases"
shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues.

		"Restricted Guarantees" at any time means all Guarantees by the Company of obligations of others that constitute sum certain obligations at the time such Guarantees are incurred.

		"Restricted Investments" at any time means any investment that is not permitted under Section 6.2(i) of this Agreement.

		"Restricted Payment" means any payment by the Company of the type described in 6.2(f) of this Agreement.

		"Security" shall have the meaning ascribed thereto in Section 2(1) of the
Securities Act, as amended; provided, however, that Asset Securitization
Recourse Liabilities shall not constitute "Securities" except (i) to the extent that such obligations arise from the Company's obligation to repurchase receivables or other assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables or (ii) if the Company shall maintain a reserve account containing Cash or Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein to the extent of the amount of such reserve account or subordinated interest.

		"Selected Banks" means the Bank of Delaware, the bank signatories to the
NatWest Loan Agreement, and the one hundred largest commercial banks that either are United States national banking associations or are chartered under the laws of a state of the United States and that have ratings by Thompson
BankWatch, Inc. no lower than B/C.

		"Senior Debt" means all Indebtedness of the Company for borrowed money
(including, without limitation, all Indebtedness under this Agreement, the
Senior Note Agreements and the Natwest Loan Agreement) that is not expressly subordinate or junior to any other Indebtedness.

		"Senior Note Agreements" means, collectively, (i) the separate Senior Note
Agreements dated as of December 16, 1994 in respect of the Company's (A) 8.84%
Series A Senior Notes due March 31, 2000, (B) 8.85% Series B Senior Notes due
March 31, 2000, and (C) Series C Senior Notes due March 31, 2000, the interest rate for which will be determined when such Series C Senior Notes are issued,
(ii) the Assumption Agreement and Amended and Restated Senior Note Agreement
dated as of December 1, 1993 in respect of the Company's Amended and Restated
10.15% Senior Notes due October 15,1995, (iii) the Separate Assumption
Agreement and Amended and Restated Senior Note Agreement dated as of December
1, 1993 in respect of the Company's (A) Amended and Restated 8.18% Series A
Senior Notes due June 24, 1997, (B) Amended and Restated 8.32% Series B Senior
Notes due December 24, 1997, and (C) Amended and Restated 8.44% Series C Senior
Notes due June 24, 1998, as each may be amended from time to time and (iv) a
Master Shelf Agreement dated as of December 30, 1994, for up to $50,000,000 of Series {62} Notes between the Company and The Prudential Insurance Company of America.

		"Senior Notes" shall mean the Senior Notes issued by the Company under the terms and conditions of the Senior Note Agreements.

		"SPV" shall have the meaning assigned to such term in the definition of
"Asset Securitization" in this Article 1 and NCB I, Inc. and any other
Subsidiary of the Company having powers limited to the holding of regular or residual interests arising out of Asset Securitization.

		"Subsidiary" shall mean any corporation a majority of the capital stock of which at the time outstanding, having ordinary voting power for the election of directors, is owned by the Company directly or indirectly.

		"Termination Event" means, with respect to any Benefit Plan, (i) any
Reportable Event with respect to such Benefit Plan, (ii) the termination of such Benefit Plan, or the filing of a notice of intent to terminate such Benefit
Plan, or the treatment of any amendment to such Benefit Plan as a termination under ERISA Section 4041(c), (iii) the institution of proceedings to terminate such Benefit Plan under ERISA Section 4042 or (iv) the appointment of a trustee to administer such Benefit Plan under ERISA Section 4042.

		"Voting Stock" means Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to vote in the election of the corporate directors (or persons performing similar functions).

		Section 1.2  Accounting Terms.  All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles in the United States.

		Section 1.3  Time Period Computations.  In the computation of a period of time specified in this Agreement from a specified date to a subsequent date, the word "from" means "from and including" and the words "to" and "until"
mean "to but excluding".



	ARTICLE II

	GENERAL LOAN PROVISIONS


		Section 2.1  The Loan.  Subject to the terms and conditions of this
Agreement, on the Loan Date the Bank shall lend to the Company and the
Company shall borrow from the Bank, the aggregate principal amount of EIGHT
MILLION UNITED STATES DOLLARS ($8,000,000) (the "Loan").

		Section 2.2  Term of Loan.  The entire principal amount of the Loan shall be due and payable on the date in 1998 that is three years after the Loan
Date (the "Maturity Date").

		Section 2.3 Proceeds of Loan. The Bank shall, upon the Company's satisfaction of the conditions specified in Article IV of this Agreement, make the entire principal amount of the Loan available to the Company before 12:00 Noon (New York City time) on the Loan Date in Dollars in immediately available funds at the bank (and for credit to the account of the Company at such bank designated by the Company) specified by the Company in the Notice of Borrowing.

		Section 2.4  The Note.  The Loan shall be evidenced by a Promissory Note of the Company, which shall be substantially in the form of Exhibit A to this
Agreement (appropriately completed), dated the Loan Date, payable to the order of the Bank in the principal amount of the Loan.  The first and last days of each interest period during the term of the Loan and each payment of interest on the Loan shall be recorded by the Bank on the "Schedule of Interest"
attached to the Note and by specific reference made a part thereof.  Any prepayment of the principal amount of the Loan shall be recorded by the Bank on the reverse side of the Note and indicated on the "Schedule of Interest".
ARTICLE III

	INTEREST AND REPAYMENT


		Section 3.1  Interest on the Loan.  The Loan shall bear interest at the rate of eight and thirty-five one-hundredths per cent (8.35%) per annum on the principal amount of the Loan from time to time outstanding until the entire principal amount of the Loan shall have been repaid.

		Section 3.2  Additional Interest.  If, after the date of this Agreement, any Regulatory Change

			(i)  shall subject the Bank to any tax, duty or other charge with respect to its obligation to make or maintain the Loan, or shall change the basis of taxation of payments to the Bank of the principal of or interest on the Loan in respect of any other amounts due under this Agreement in respect of its obligation to make the Loan (except for changes in the rate of tax on the overall net income of the Bank); or

		    (ii)  shall impose, modify or deem applicable any reserve, special deposit, capital adequacy or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank or shall impose on the Bank any other condition affecting (1) the obligation of the Bank to make or maintain the Loan; or (2) the Note;

and the result of any of the foregoing is to increase the cost to the Bank of making or maintaining the Loan or to reduce the amount of any sum received or receivable by the Bank under this Agreement or under the Note, by an amount reasonably deemed by the Bank to be material, then, within fifteen days after demand by the Bank, the Company shall pay to the Bank such additional amount or amounts as will compensate the Bank for such increased cost or reduction. A certificate of the Bank setting forth the basis for determining such additional amount or amounts necessary to compensate the Bank shall be conclusive in the absence of manifest error.

		Section 3.3  Interest after Maturity.  In the event the Company shall fail to make any payment of the principal amount of, or interest on, the Loan when due (whether by acceleration or otherwise), after giving effect to any applicable grace period provided for in this Agreement, the Company shall pay interest on such unpaid amount, payable from time to time on demand, from the date such amount shall have become due to the date of payment thereof, accruing on a daily basis, at a per annum rate (the "Default Rate") equal to the greater of (i) the sum of the interest rate on the Loan in effect immediately before such amount became due, plus two per cent (2.0%) and
(ii) the Base Rate, plus two per cent (2.0%).

		Section 3.4  Payment and Computations.

		(A)  All payments required or permitted to be made to the Bank under this
Agreement or the Note shall be made to the Bank in Dollars at the Lending
Office of the Bank in immediately available funds.

		(B)  Interest on the Loan shall be computed on the basis of a year of 360 days consisting of 12 months of 30 days each and, in the case of a portion of a month, for the actual number of days (including the first day but excluding the last day) elapsed.

		(C)  Interest on the Loan shall be payable in arrears on each Interest
Payment Date; provided, that in the event that any Interest Payment Date shall be a day which is not a Business Day, the obligation to make such payment shall be deferred to the next succeeding Business Day unless such
Business Day falls in another calendar month, in which case the Interest Payment
Date shall be advanced to the next preceding Business Day.

		(D)  Whenever any payment of principal is required or permitted to be made on a day which is not a Business Day, the obligation of the Company to make such payment shall be deferred until the next succeeding Business Day and, in such case, such extension of time shall be included in the computation of interest in respect of such principal amount at the rate in effect at the date such principal amount was otherwise due and payable.

		Section 3.5  Payment at Maturity.  Any principal amount of the Note theretofore not repaid, together with any accrued interest thereon, shall be due and payable in full on the Maturity Date.

		Section 3.6  Optional Prepayments; Certain Early Repayments.

		(A)  Subject to the terms and conditions of this Section 3.6, the Company may, at its sole option, prepay the principal amount of the Loan in whole or in part (in any amount of $1,000,000 or more) at any time and from time to time
(each an "Optional Prepayment") without premium or penalty.  Each Optional
Prepayment shall be accompanied by the payment of all accrued and unpaid interest to the date of such Optional Prepayment on the principal amount of such Optional Prepayment.

		(B)  In respect of each Optional Prepayment proposed to be made by the
Company, the right of the Company to make such Optional Prepayment is subject to the Bank's receipt from the Company, at least three Business Days prior to the date specified therein as the date on which Optional Prepayment is to be made, of a written notice (which shall be irrevocable) specifying (i) the principal amount of such Optional Prepayment and (ii) the date (which shall be a Business Day) on which such Optional Prepayment will be made.

		(C)  If the Company prepays all or any part of the outstanding principal balance of the Loan in advance of the Maturity Date (whether due to optional prepayment, acceleration or for any other reason), in addition to the payments on principal and accrued and unpaid interest, the Company shall pay to the Bank, upon the request of the Bank, such amount or amounts as shall be sufficient in the reasonable opinion of the Bank, to compensate the Bank for any loss, cost, or expense incurred as a result of any payment or prepayment on a date other than the Interest Payment Date for such loan, such compensation to include, without limitation, an amount equal to the excess of (i) the interest that would have been received from the Company under this Agreement on any amounts to be reemployed during the period between Interest Payment Dates or its remaining portion over (ii) the interest component of the return that the
Bank determines it could have obtained had it placed such amount on deposit in the interbank Dollar market selected by it for a period equal to such period between Interest Payment Dates or its remaining portion.

		Section 3.7  Highly Leveraged Transaction.   In the event that the Loan shall
be designated a "highly leveraged transaction" (as defined in Bank Circular BC-
242, dated October 30, 1989, as supplemented by Supplement 1, dated February 16,
1990, and as may hereafter be supplemented or amended from time to time), the
Bank shall so notify the Company, whereupon the Company shall pay additional compensation for the Loan at the rate of $150,000 per annum from the date of such designation through the date that such designation ceases to be effective or the Loan is repaid in full.  Such compensation shall be paid quarterly in arrears.


	ARTICLE IV

	CONDITIONS PRECEDENT TO THE LOAN


		Section 4.1  Delivery on or Prior to Loan Date.  The obligation of the Bank to make the Loan to the Company hereunder is subject to the condition precedent that the Bank shall have received an irrevocable Notice of Borrowing from the Company on the Business Day prior to the requested Loan Date that specifies the Loan Date (which shall be a Business Day) and confirms that the amount of the Loan shall be $8,000,000; and such obligation is subject to the further condition precedent that the Bank shall have received from the Company on or prior to the Loan Date the following instruments, each dated as of the
Loan Date:

		(A)	The Note, duly executed by the Company;

		(B)	An opinion of counsel to the Company in form and substance satisfactory to the Bank;

		(C)	A certified copy of the resolutions of the Board of Directors of the
Company authorizing the execution and delivery of this Agreement and the Note;

		(D)	A certificate of the Secretary, an Assistant Secretary or an Assistant
Treasurer of the Company certifying the names and true signatures of the
Authorized Officers;

		(E)	A certified copy of the By-Laws of the Company as in effect on the Loan
Date;

		(F)	A certified copy of each Senior Note Agreement and other agreement evidencing Indebtedness of the Company for borrowed money in effect as of the Loan Date.

		Section 4.2  Further Condition Precedent to the Loan.  The obligation of the Bank to make the Loan shall be subject to the further conditions precedent that on the Loan Date the following statements shall be true and correct and the Bank shall have received a certificate signed by an Authorized Officer, dated the Loan Date, to the effect that:

		(A)	The representations and warranties of the Company contained in Article V are correct as of the Loan Date as though made on and as of the Loan Date;

		(B)	No event has occurred and is continuing, or would result from the Loan after giving effect to the application of the proceeds therefrom, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both;

		(C)	No Default shall have occurred and be continuing at the time the Loan is to be made or would result from the making of the Loan or from the application of the proceeds thereof; and

		(D)	All legal matters incident to the closing of the transactions contemplated by this Agreement and the making of the Loan shall be satisfactory to the Bank and its counsel.

	ARTICLE V

	REPRESENTATIONS AND WARRANTIES


		The Company represents and warrants that:

		Section 5.1  Existence, Power and Authority.  Each of the Company and its
Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, with full corporate power and authority to carry on its business as currently conducted and to own or hold under lease its property; the Company is duly qualified or diligently pursuing to become qualified to do business as a foreign corporation in good standing in each other jurisdiction in which the conduct of its business or the maintenance of its property requires it to be qualified; the
Company has full corporate power and authority to execute and deliver this
Agreement and the Note and to carry out the transactions contemplated by this
Agreement.

		Section 5.2  Authorization; Enforceable Obligations.  This Agreement and
the Note have been duly authorized and have been or will be duly executed and delivered by the Company and constitute, or when executed and delivered pursuant hereto will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with their terms
(except as such enforceability may be limited by general principles of the law of equity or by any applicable bankruptcy, reorganization, insolvency, moratorium or similar laws affecting creditors' rights generally).

		Section 5.3  No Legal Bar.  The execution, delivery and performance by the
Company of this Agreement and of the Note, (i) do not and will not violate the certificate of incorporation or charter, by-laws or any preferred stock provision of the Company or (ii) do not and will not violate or conflict with any law, governmental rule or regulation or any judgment, writ, order, injunction, award or decree of any court, arbitrator, administrative agency or other governmental authority applicable to the Company or any indenture, mortgage, contract, agreement or other undertaking or instrument to which the
Company is  a party or by which its property may be bound and (iii) do not and will not result in the creation or imposition of any lien, mortgage, security interest or other encumbrance on any of its property pursuant to the provisions of any such indenture, mortgage, contract, agreement or other undertaking or instrument.

		Section 5.4  Consents.  The execution, delivery and performance by the
Company of this Agreement and of the Note, do not and will not require any consent, which has not been obtained, of any other Person (including, without limitation, stockholders of the Company) or any consent, license, permit, authorization or other approval of, any giving of notice to, exemption by, any registration , declaration or filing with, or any taking of any other action in respect of, any court, arbitrator, administrative agency or other governmental authority.

		Section  5.5  Litigation.  Except as previously disclosed to the Bank in writing, there is no action, suit, investigation or proceeding by or before any court, arbitrator, administrative agency or other governmental authority pending or, to the knowledge of the Company, threatened (i) which involves any of the transactions contemplated by this Agreement or (ii) against or affecting the Company which could be reasonably expected to materially adversely affect the financial condition, business or operation of the Company.

		Section 5.6  No Default.  The Company is not in default under any material order, writ, injunction, award or decree of any court, arbitrator, administrative agency or other governmental authority binding upon it or its property, or any material indenture, mortgage, contract, agreement or other undertaking or instrument to which it is a party or by which its property may be bound, and nothing has occurred which would materially adversely affect the ability of the Company, to carry on its business or perform its obligations under any such material order, writ, injunction, award or decree or any such material indenture, mortgage, contract, agreement or other undertaking or instrument.

		Section 5.7  Financial Condition.  The consolidated balance sheet of the
Company and its Consolidated Subsidiaries as at December 31, 1993, and the
related consolidated statements of income, stockholders' or members' equity and cash flows for the fiscal year ended on such date, reported upon by
Deloitte & Touche, and the unaudited consolidated statement of financial condition of the Company and its Consolidated Subsidiaries as at September 30,
1994, and the related consolidated statements of income and statement of members' equity for the three (3) months ended that date,
present fairly the consolidated financial condition of the Company and its
Consolidated Subsidiaries as of said date and the consolidated results of their operations for such fiscal year, in conformity with GAAP.  No material adverse changes have occurred in the financial condition of the Company or its Consolidated Subsidiaries since September 30, 1994.

		Section 5.8  Use of Proceeds.  The Company shall use the proceeds of the
Loan for its general corporate purposes.  None of the proceeds of the Loan shall be used to purchase or carry, or reduce or retire or refinance any credit incurred to purchase or carry, any margin stock (within the meaning of
Regulations U and X of the Board of Governors of the Federal Reserve System)
or to extend credit to others for the purchasing or carrying of any margin stock.  If requested by the Bank, the Company shall complete and sign Part
I of a copy of Federal Reserve Form u-1 referred to in Regulation U and deliver such copy to the Bank.

		Section 5.9  Company Not an Investment Company.  The Company is not an
"investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

		Section 5.10  Company and Subsidiaries, Etc. Not a Holding Company.  Neither
the Company nor any of its subsidiaries is a "holding company", or a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding
Company Act of 1935, as amended.

		Section 5.11  Environmental Matters.  The Company and its Consolidated
Subsidiaries conduct their respective operations in compliance with all applicable laws and regulations concerning the discharge of substances into the environment and other environmental control matters, except to the extent that non- compliance would not have a material adverse effect on the business, results of operations or condition (financial or otherwise) of the Company or its Consolidated Subsidiaries taken as a whole.  Neither the Company nor any of its Consolidated Subsidiaries has any liability, contingent or otherwise, under any law, ordinance, or regulation relating to the storage, transport, disposal, or release of "oil", "petroleum products", "hazardous substance", "hazardous waste","hazardous material", "hazardous chemical substance", "refuse", or any other term of similar import (as such terms are defined in any such law, ordinance or regulation), except to the extent that any such liability would not have a material adverse effect on the business, results of operations or condition (financial or otherwise) of the Company or its Consolidated
Subsidiaries taken as a whole.


	ARTICLE VI

	COVENANTS


		Section 6.1  Affirmative Covenants.  The Company covenants and agrees that, so long as this Agreement shall remain in effect or any of the principal of or interest on the Note hereunder shall remain unpaid:

		(a)	The Company will deliver to the Bank, within ninety (90) days after the end of each fiscal year, the consolidated and consolidating balance sheet of the Company and its Consolidated Subsidiaries as at the end of such fiscal year, and the related consolidated and consolidating statements of income, stockholders' or members' equity and cash flows for such fiscal year, accompanied by a certificate of independent public accountants of recognized standing satisfactory to the Bank, which certificate will contain no material exceptions or qualifications except such as are acceptable to the Bank;

		(b)	The Company will deliver to the Bank, within sixty (60) days after the end of each of the first three quarters of each fiscal year, the consolidated balance sheet of the Company and its Consolidated Subsidiaries as at the end
of such quarter, and the related consolidated statements of income and stockholders' equity for such quarter, certified (subject to year-end audited adjustments) by an authorized accounting or financial officer of the Company;

		(c)	The Company shall deliver to the Bank within thirty (30) days after it files them with the Securities and Exchange Commission copies of the annual reports and of the information, documents, and other reports (or copies of such portions of any of the foregoing as the Securities and Exchange Commission may by rules and regulations prescribe) which the Company is required to file with the Securities and Exchange Commission pursuant to Section 13 or Section
15(d) of the Securities Exchange Act of 1934;

		(d)	The Company will deliver to the Bank, from time to time, such additional information regarding its financial condition, business or affairs as the Bank may reasonably request;

		(e)	The Company will deliver to the Bank, simultaneously with the delivery of each set of financial statements referred to in (a) above, a certificate of the President, any Vice President, or the Treasurer of the Company (i)
stating that in the course of the performance of his duties he would normally obtain knowledge of any condition or event which constitutes an Event of
Default, or any event, act or condition which with notice or lapse of time or both would constitute an Event of Default, (ii) stating whether or not he has obtained knowledge of any such condition, act or event and, if so, specifying each such condition, act or event of which he has knowledge and the nature and period of existence thereof and the action the Company is taking and proposes to take with respect thereto; and (iii) setting forth the calculations necessary to establish the Company's compliance with Section
6.1(m) hereof;

		(f)	The Company will preserve and maintain its corporate existence and each of the material rights, privileges, licenses and franchises, which are necessary or desirable in the normal conduct of its business.  The Company will comply with all applicable laws, rules, regulations, and orders of any governmental or regulatory body or authority, a breach of which could have a material adverse effect on the financial condition or business (taken as a whole) of the Company, except where contested in good faith and by proper proceedings;

		(g)  Promptly after becoming aware thereof the Company will deliver to the
Bank notice of any Event of Default and any event which, with the passage of time or the giving of notice or both, would become an Event of Default;

		(h)	The Company will keep proper books of record and account in a manner reasonably satisfactory to the Bank in which, true, complete and correct entries shall be made of all dealings or transactions in relation to its business and activities;

		(i)	The Company will permit the Bank to make or cause to be made (and, after the occurrence of and during the continuance of an Event of Default, at the
Company's expense), inspections and audits of any books, records and papers of the Company and to make extracts therefrom and copies thereof, or to make inspections and examinations of any properties and facilities of the Company, on reasonable notice, at all such reasonable times and as often as the Bank may reasonably require, in order to assure that the Company is and will be in compliance with its obligations under this agreement;

		(j)	The Company will pay and discharge all of its obligations and liabilities, including, without limitation, all taxes, assessments and governmental charges upon its income and properties, when due, unless and to the extent only that such obligations, liabilities, taxes, assessments and governmental charges shall be contested in good faith any by appropriate proceedings and that proper and adequate book reserves relating thereto are established by the Company, and then only to the extent that a bond is filed in cases where the filing of a bond is necessary to avoid the creation of a lien or encumbrance against any of its properties;

		(k)	The Company will promptly notify the Bank in writing of any litigation, legal proceeding or dispute, other than disputes in the ordinary course of business or, whether or not in the ordinary course of business, involving amounts in excess of Two Hundred Fifty Thousand Dollars ($250,000), affecting the Company whether or not fully covered by insurance, and regardless of the subject matter thereof (excluding, however, any actions relating to workmen's compensation claims or negligence claims relating to use of motor vehicles, if fully covered by insurance, subject to deductibles);

  (l)	The Company will:

			(i)  Maintain with responsible insurance companies rated "A" or better by
A.M. Best Co. such insurance on such of its properties, in such amounts and against such risks as is customarily maintained by similar businesses
(including, without limitation, public liability, embezzlement or other criminal misappropriation insurance); file with the Bank upon its request a detailed list of the insurance then in effect, stating the names of the insurance companies, the amounts and rates of the insurance, dates of the expiration thereof and the properties and risks covered thereby; and, within 10 days after notice in writing from the Bank, obtain such additional insurance as the Bank may reasonably request; and

			(ii)	Carry all insurance available through the PBGC or any private insurance companies covering its obligations (if any) to the PBGC;

		(m)	The Company will maintain:

			(i)  At all times, Consolidated Effective Net Worth in an amount not less than the sum of (i) Two Hundred Sixty-Five Million Dollars ($265,000,000) plus
(ii) the sum, for all fiscal quarters of the Company ended subsequent to January
1, 1993, of the greater of (A) Zero Dollars ($0) and (B) fifty percent (50%) of
Consolidated Net Earnings for each such fiscal quarter.

			(ii)  At all times, Consolidated Adjusted Net Worth in an amount not less than the sum of (i) One Hundred Million Dollars ($100,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993, of the greater of (A) Zero Dollars ($0) and (B) fifty percent (50%) of
Consolidated Net Earnings for each such fiscal quarter.

			(iii)  With respect to the Company at all times, Investments of the types described in Section 6.2(i)(i) through (xii) in an aggregate amount not less than Twenty-Five Million ($25,000,000) Dollars.

			(iv)  With respect to the Company for each period of four (4) consecutive fiscal quarters of the Company, Consolidated Earnings Available for Fixed
Charges not less than one hundred ten percent (110%) of Consolidated Fixed
Charges for such period.

    (v) With respect to the Company, Paid-in-Capital in each of the following Subsidiaries in an amount not greater than the following amounts:

                          									Amount of
		Subsidiary				                 Paid-in-Capital

		NCB Financial Corporation		      $15,000,000
		NCB Mortgage 					               $15,000,000
		NCB Business Credit				          $15,000,000

			(vi)  With respect to the Company at all times, Investments in Subsidiaries
(other than as set forth in subsection 6.1(m)(v) above and excluding SPV's and secured loans to NCB Business Credit and NCB Mortgage) in an aggregate amount with respect to all such Subsidiaries of not greater than $15,000,000.

			(vii)  At all times, a ratio of Consolidated Debt to Consolidated Adjusted
Net Worth in an amount not greater than 8.0 to 1.0.  For purposes of calculating this ratio only, Consolidated Debt shall include the full balance of mortgage backed securities sold by the Company or any of its Subsidiaries with any first loss recourse provision against the Company or any of its Subsidiaries attached thereto.

		For purposes of calculating the ratio set forth in subsection 6.1(m)(vii)
above and in subsection 6.1(m)(viii) below only, "Consolidated Adjusted Net
Worth" shall be reduced by the amount by which the sum of 75% of (i) 90 day overdue accounts, (ii) non- performing loans, (iii) REO, in substance foreclosure and other miscellaneous repossession and, (iv) modified loans, exceed the reserves for credit losses established by the Company and its
Subsidiaries.

			(viii)  At all times, a ratio of Consolidated Senior Debt of the Company to Consolidated Adjusted Net Worth in an amount not greater than 6.5 to 1.0.

			(ix)  Qualified Assets of not less than one hundred (100%) percent of the sum (at any date of determination thereof) of:

					(i) NCCB Senior Obligations, plus

				(ii) the aggregate unpaid principal amount of Subordinated Debt (as defined in the Senior Note Agreements as in effect on the date hereof), less

   (iii) the aggregate unpaid principal amount of Class A Notes.

		(n)	The Company will comply and remain at all times in compliance with all material provisions of the Senior Note Agreements and all other agreements evidencing Indebtedness of the Company for borrowed money and will deliver to the Bank a certified copy of each Senior Note Agreement and other such agreement entered into after the Loan Date.

		Section 6.2  Negative Covenants.  The Company covenants and agrees that, so long as this Agreement shall remain in effect or any of the principal of or interest on any Note hereunder shall remain unpaid, the Company, will not:

		(a)	Merge or consolidate with or into any other corporation whether or not the Company will be the surviving or resulting corporation.  The Company agrees that it will not sell, lease or otherwise dispose of all or substantially all of its property;

		(b)	Sell or transfer any of its property to anyone (other than to an entity at least fifty per cent (50%) of the capital stock of which at the time outstanding, having ordinary voting power for the election of directors, is owned by the Company directly or indirectly through Subsidiaries) with the intention of taking back a lease of such property, except a lease for a temporary period during or at the end of which it is intended that the use by the Company of such property will be discontinued;

		(c)	Create, or assume or permit to exist, any Lien on any of the properties or assets of the Company whether now owned or hereafter acquired, except:

			  (i)  Permitted Liens;

			 (ii)  As set forth on Exhibit B annexed hereto;

			(iii)  To secure obligations in connection with Eligible Derivatives;

		(d)  Assume, endorse, be or become liable for, or guarantee, the obligations of any Person, except by the endorsement of negotiable instruments for deposit or collection in the ordinary course of business.  For the purposes hereof, the term "guarantee" shall include any agreement, whether such agreement is on a contingency or otherwise, to purchase, repurchase or otherwise acquire
Indebtedness of any other Person, or to purchase, sell or lease, as lessee or lessor, property or services, in any such case primarily for the purpose of enabling another person to make payment of Indebtedness, or to make an payment
(whether as an advance, capital contribution, purchase of an equity interest or otherwise) to assure a minimum equity, asset base, working capital or other balance sheet or financial condition, in connection with the Indebtedness of another Person, or to supply funds to or in any manner invest in another Person in connection with such Person's Indebtedness.  Asset Securitization Recourse
Liabilities shall not constitute "guarantees" hereunder;

		(e)	Acquire all or substantially all of the assets or any of the capital stock of any Person except as permitted under Section 6.1(m)(vi);

		(f)  (i)  Except for redemptions by the Company of its Class B1 Common
Stock from the holders thereof who no longer have loans from the Company outstanding, purchase, redeem, retire or otherwise acquire, directly or indirectly, or make any sinking fund payments with respect to, any shares of any class of stock of the Company now or hereafter outstanding or set apart any sum for any such purpose; or

		    (ii)	Declare or pay any dividends or make any distribution of any kind on the Company's outstanding stock, or set aside any sum for any such purpose, except that the Company may declare or pay any dividend payable solely in shares of its common stock;

		(g)  Make any material change in its business, or in the nature of its operation, or liquidate or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, lease, assign, transfer or otherwise dispose of any of its property, assets or business except in the ordinary course of business and for a fair consideration, or dispose of any shares of stock or any Indebtedness, whether now owned or hereafter acquired;

		(h)  Make any voluntary or optional prepayment of any Indebtedness of the
Company or any of its Subsidiaries for borrowed money incurred or permitted to exist under the terms of this Agreement, other than:

			(i)  Indebtedness evidenced by the November 10,	1994 Note and the Note;

			(ii)  Indebtedness of NCB Business Credit and NCB	Mortgage to the Company;
         and

			(iii)  any Indebtedness which has a maturity of	not more than one year
from the date of its	occurrence;

		(i)  Make, or suffer to exist, any Investment in any Person, including, without limitation, any shareholder, director, officer or employee of the
Company or any of its Subsidiaries, except investments in:

			(i)  Demand deposits in and one-to-four day unsecured loans to Selected
Banks;

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

			(vi)  Domestic and London interbank market, negotiable time and variable rate certificates of deposit issued by Selected Banks;

			(vii)  Marketable bankers' acceptances and finance bills accepted by Selected
Banks;

			(viii)  Prime commercial paper having a credit rating equal to at least
A-2 issued by Standard & Poor's Corporation ("S&P"), P-2 issued by Moody's
Investors Service, Inc. ("Moody's") or Duff-2 issued by Duff & Phelps Inc.;

			(ix)  Marketable corporate debt securities having an A credit rating issued by both S&P and Moody's;

			(x)  Repurchase, reverse repurchase agreements and security lending agreements collateralized by securities of the type described in subsections
(ii) and (iv);

			(xi)  Asset-backed securities issued against a pool of receivables which have a long-term rating of AAA or better by Standard & Poors, Moodys or Duff
& Phelps and which have an average life or final maturity of no more than five years;

			(xii)  Mortgaged-backed securities issued against an underlying pool of mortgages which have a long-term rating of AAA or better by Standard & Poors,
Moodys or Duff & Phelps; provided such mortgage-backed securities shall have an average life, as determined by the dealer's prepayment assumptions at the time of purchase, of no more than five years;

			(xiii)  Subsidiaries, subject to the limitations stated in subsection 6.1(m)
(vi) hereof;

			(xiv)  Promissory notes and other interest bearing obligations acquired in the ordinary course of business and the issuance of letters of credit in the ordinary course of business;

		(j)  Change its fiscal year;

		(k)  (i)  Be or become obligated to the Pension Benefit Guaranty Corporation, other than in respect of annual premium payments, in excess of $50,000 in the aggregate;

		    (ii)  Be or become obligated to the IRS with respect to excise or other penalty taxes provided for in Section 4975 of the Code in excess of $50,000 in the aggregate;

		(l)  Modify, amend, supplement or terminate, or agree to modify, amend, supplement or terminate its certificate of incorporation or by-laws;

		(m)  Except as expressly permitted by this Agreement, directly or indirectly:
(i) make any investment in an Affiliate; or (ii) consolidate with or purchase or acquire assets from an Affiliate; or enter into any other transaction directly or indirectly with or for the benefit of any Affiliate (including, without limitation, guarantees and assumptions of obligations of an Affiliate);
provided, however, that (x) any Affiliate who is an individual may serve as an employee or director of the Company and receive reasonable compensation for his services in such capacity (y) the Company may enter into any transaction with an Affiliate providing for the leasing of property, the rendering or receipt of services or the purchase or sale of product, inventory and other assets in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the
Company as the monetary or business consideration that would obtain in a comparable arm's length transaction with a Person not an Affiliate, and (z)
subject to compliance with Section 6.1(m) and the other provisions of this
Agreement, the Company may make annual charitable contributions in reasonable amounts as may be determined from time to time by the Board of Directors of the
Company to NCB Development Corporation, a not-for-profit corporation organized under the laws of the District of Columbia;

		(n)  Subject to subsections 6.1(m)(vi), (vii) and (viii), create, incur, permit to exist or have outstanding any Indebtedness, except:

			(i)  Indebtedness under the NatWest Loan Agreement, the November 10, 1994
Note and the Note;

			(ii)  Taxes, assessments and governmental charges, non-interest bearing accounts payable and accrued liabilities, in any case not more than 90 days past due from the original due date thereof (e.g., deferred compensation and deferred taxes) and in each case incurred and continuing in the ordinary course of business;

			(iii)  Indebtedness under, and as permitted by, the Senior Note Agreements;

			(iv)  Indebtedness under the Class A Notes; and

			(v)  Indebtedness of NCB Business Credit and NCB Mortgage to the Company.


	ARTICLE VII

	EVENTS OF DEFAULT


		Section 7.1.  Events of Default.  If one or more of the following Events of
Default shall occur and be continuing, that is to say:

		(a)  (i)  the Company shall fail to make any payment of 	principal on the
Note when due; or

		     (ii)  the Company shall fail to make any payment of interest on the
Note when due and such failure shall continue for a period of three (3) Business
Days; or

		(b)	the Company shall default in any payment of principal of or interest on any other obligation for borrowed money beyond any period of grace provided with respect thereto or in the performance of any other agreement, term or condition contained in any instrument or agreement evidencing, securing, guaranteeing or otherwise relating to any such obligation and shall not have cured such default within any period of grace provided by such agreement, or any event or condition referred to in any such agreement shall occur or fail to occur, if the effect of such default, even or condition is to cause, or permit the holder or holders of such obligations (or a trustee on behalf of such holder or holders) to cause, such obligation to become due prior to its stated maturity and such accelerated obligation is for an amount in excess of one per cent (1%) of the Indebtedness of the Company and its
Consolidated Subsidiaries; or

		(c)	any representation or warranty herein made by the Company, or any certificate or financial statement furnished pursuant to the provisions hereof, shall prove to have been false or misleading in any material respect as of the time made or furnished; or

		(d)  the Company shall default in the performance or observance of any covenant, condition or agreement contained in Section 6.1(g), 6.1(n) or 6.2;
or

		(e)	the Company shall default in the performance or observance of any other covenant, condition or provision hereof and such default shall not be remedied within thirty (30) days after written notice thereof is delivered to the Company by the holder of the Note; or

		(f)	a proceeding (other than a proceeding commenced by the Company) shall have been instituted in a court having jurisdiction in the premises seeking a decree or order for relief in respect of the Company in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of the Company or for any substantial part of its total assets, or for the winding-up or liquidation of its affairs and such proceedings shall remain undismissed or unstayed and in effect for a period of sixty (60) consecutive days or such court shall enter a decree or order granting the relief sought in such proceeding; or

		(g)	the Company shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of the Company or for any substantial part of its total assets, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action in furtherance of any of the foregoing; or
n in furtherance of any of the foregoing; or

		(h)  a judgment or order shall be entered against the Company by any court, and (i) in the case of a judgment or order for the payment of money, either
(A) such judgment or order shall continue undischarged and unstayed for a period of 10 days in which the aggregate amount of all such judgments and orders exceeds $500,000 or (B) enforcement proceedings shall have been commenced upon such judgment or order and (ii) in the case of any judgment or order for other than the payment of money, such judgment or order could, in the reasonable judgment of the Bank, together with all other such judgments or orders, have a materially adverse effect on the Company; or
e a materially adverse effect on the Company; or

		(i)  (i) any Termination Event shall occur with respect to any Benefit Plan,
(ii) any Accumulated Funding Deficiency, whether or not waived, shall exist with respect to any Benefit Plan, (iii) any Person shall engage in any Prohibited
Transaction involving any Benefit Plan, (iv) the Company or any ERISA Affiliate
shall be in "default" (as defined in ERISA Section 4219(c)(5)) with respect to payments owing to a Multiemployer Benefit Plan as a result of the Company's or any ERISA Affiliate's complete or partial withdrawal ( as described in ERISA
Section 4203 or 4205) from such Multiemployer Benefit Plan, (v) the Company or any ERISA Affiliate shall fail to pay when due an amount that is payable by it to the PBGC or to a Benefit Plan under Title IV of ERISA, or (vi) a proceeding shall be instituted by a fiduciary of any Benefit Plan against the Company or any ERISA Affiliate to enforce ERISA Section 515 and such proceeding shall not have been dismissed within 30 days thereafter, except that no event or condition referred to in clauses (i) through (vi) shall constitute an Event of Default if it, together with all other such events or conditions at the time existing, has not had, and in the reasonable determination of the Bank will not, a materially adverse effect on the Company; or

then, and in any such event, the Bank upon notice to the Company may (a) declare the entire outstanding principal amount, if any, of the Note (if then issued), any and all accrued and unpaid interest thereon and any and all other amounts payable by the Company to the Bank under this Agreement or the Note to be forthwith due and payable, whereupon the entire outstanding principal amount, if any, of the Note, together with any and all accrued and unpaid interest thereon and any and all other such amounts, shall become and be forthwith due and payable, and (b) terminate the obligation of the Bank to make the Loan, in each case without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Company; provided, however, that in the event of the entry of an order for relief with respect to the Company under the Federal Bankruptcy Code, (a) any principal amount of the Note then outstanding, together with any and all accrued and unpaid interest thereon and any and all such other amounts, shall thereupon automatically become and be due and payable, and (b) the Bank's obligation to make the Loan shall thereupon automatically terminate, in each case without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Company.


	ARTICLE VIII

	MISCELLANEOUS


		Section 8.1  Amendments and Waivers; Cumulative Remedies.  No delay or failure of the Bank or the holder of any Note in exercising any right, power or privilege hereunder shall affect such right, power or privilege; nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power or privilege preclude any further exercise thereof or of any other right, power or privilege.  The rights and remedies of the Bank, of any other holder of any Note hereunder and of the
Company are cumulative and not exclusive of any rights or remedies which any of them would otherwise have.  Any waiver, permit, consent or approval of any kind or character (whether involving a breach, default, provision, condition or term hereof or otherwise) on the part of the Bank, of the holder of any
Note, or of the Company under this Agreement or under any Note must be in writing and shall be effective only in the specific instance and for the purpose for which given and only to the extent set forth specifically in such writing.  No notice or demand given hereunder shall entitle the reci

		Section 8.2  Survival of Representations and Warranties.  All representations, warranties, covenants and agreements of the Company contained herein or made in writing in connection herewith shall survive the execution and delivery of this
Agreement, the making of Loans hereunder and the issuance of the Note, provided that the survival of a representation or warranty shall not constitute a restatement of such representation or warranty after the Effective Date.

		Section 8.3  Supervening Illegality.  If, after the Loan Date, as the result of (i) the adoption of any law, rule or regulation by the United States of
America or Switzerland, or any Governmental Body of either thereof, (ii) any change in the existing laws, rules and regulations of the United States of
America or Switzerland, or any Governmental Body of either thereof, (iii) the issuance of any order or decree by any Governmental Body of either thereof,
(iv) any change in the interpretation or administration of any applicable law, rule, regulation, order or decree by any Governmental Body ( including any central bank or similar agency) of either thereof charged with the interpretation or administration thereof, or (v) compliance by the Bank with any request or directive (whether or not having the force of law) of any
Governmental Body of either thereof, it shall be unlawful or impossible for the Bank to maintain the Loan (after the Bank shall have used reasonable efforts to avoid such result), the Bank shall so notify the Company and the Bank may require the Company to prepay the entire principal amount of, and all accrued and unpaid interest on, the Loan, together with any amount payable pursuant to
Section 3.6(C), by giving the Company at least thirty (30) business days'
prior written notice.  If after the Effective Date and prior to the Loan Date it shall become unlawful or impossible for the Bank to make the Loan, this
Agreement shall terminate forthwith and neither the Bank nor the Company shall have any further rights or obligations under this Agreement.

		Section 8.4  No Reduction in Payments.  All payments due to the Bank hereunder, and all other terms, conditions, covenants and agreements to be observed and performed by the Company hereunder, shall be made, observed or performed by the Company without any reduction or deduction whatsoever, including any reduction or deduction for any set-off, recoupment, counterclaim
(whether sounding in tort, contract or otherwise) or tax.  The Bank has submitted to the Company two duly completed and signed copies of Form 4224 of the United States Internal Revenue Service relating to all amounts received by such Bank  pursuant to this Agreement.  The Bank shall, from time to time, submit to the Company such additional duly completed and signed copies of such forms (or such successor forms as shall be adopted from time to time by the relevant United States taxing authorities) as may be (i) requested in writing by the Company and (ii) appropriate under then current United States law or regulations to avoid or reduce United States withholding taxes on payments in respect of all amounts to be received by the Bank pursuant to this
Agreement.

		Section 8.5  Change of Control Option.  (A)  In the event that there shall occur any Change of Control (as defined below) in respect of the Company, the
Bank shall have the right, at its option exercisable at any time within six months following the Change Date (as defined below), to require the Company to purchase the Note on the Purchase Date (as defined below) at a purchase price that shall be equal to the sum of (i) the principal amount of the Note then outstanding, plus (ii) any and all accrued and unpaid interest on the
Note to the Purchase Date plus (iii) the amount would be payable by the Company under under Section 3.6(C) in the case of a prepayment in full of the Note
(the "Purchase Price").

		(B)	The Company shall give the Bank written notice of the occurrence of a
Change of Control within five Business Days following the Change Date.  No failure of the Company to give notice of a Change of Control shall limit the right of the Bank to require the Company to purchase the Note pursuant to this Section 8.5.

		(C)	The Bank may exercise its option hereunder to require the Company to purchase the Note by delivering to the Company at any time within six months after the Change Date (i) written notice of such exercise specifying the
Purchase Date and (ii) the Note duly endorsed.  The Bank's commitment shall automatically terminate immediately upon the Company's receipt of the Bank's written notice of such exercise of its option under and in accordance with this Section 8.5.

		(D)	In the event of the exercise by the Bank of its option under this Section
8.5 in the manner provided herein, the Company shall pay or cause to be paid to the Bank on the Purchase Date the Purchase Price (determined in accordance with
Subsection 8.5(A)) in immediately available funds.

		(E)	As used in this Section 8.5, the term:

			(1)	"Change Date" means the date on which any Change of Control shall be deemed to have occurred; provided, that, if the Company shall fail to give timely notice of the occurrence of a Change of Control to the Bank as provided in Subsection 8.5(B) of this Section 8.5, for the purpose of determining the duration of the option of the Bank granted under this Section 8.5, "Change
Date" shall mean the earlier of (i) the date on which notice of a Change of
Control is duly given by the Company to the Bank or (ii) the date on which the
Bank obtains actual knowledge of the Change of Control.

			(2)	"Change of Control" means when, and shall be deemed to have occurred at such time as, a "person" or "group" (within the meaning of Sections 13(d)
and 14(d)(2) of the Exchange Act) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) of more than fifty per cent (50%) of the then outstanding Voting Stock of the Company; provided, that fifty per cent shall become seventy per cent (70%) with respect to any "employee benefit plan" (as defined in Section 3(3) of ERISA) maintained by the Company or any
Subsidiary of the Company or any trust or funding vehicle maintained for or pursuant to such "employee benefit plan".

			(3)	"Purchase Date" means the date on which the Company shall purchase the
Note from the Bank pursuant to the exercise by the Bank of its option under this Section 8.5 pursuant to a notice given to the Company in accordance with
Subsection 8.5(C) of this Section 8.5, which date shall be a business day not less than 90 nor more than 120 days after the date the Bank gives the Company written notice of such exercise.

			(4)	"Voting Stock" shall mean capital stock of the Company of any class or classes (however designated) the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of the Board of Directors of the Company, it being understood that, at the Effective Date, the Common Stock,
Classes B and C $100 par value, of the Company are the only outstanding classes of capital stock of the Company that constitute "Voting Stock".

		Section 8.6  Stamp Taxes.  The Company agrees to pay, and to save the Bank harmless from all liability for, any Delaware or Federal stamp, transfer, documentary or similar taxes, assessments or charges (herein "Stamp Taxes"), and any penalties or interest with respect thereto, which may be assessed, levied, collected or imposed, or otherwise become payable, in connection with the execution and delivery of this Agreement or the Note.

		Section 8.7  Notices.  Any notice, statement, request or demand required or permitted hereunder to be in writing may be given by telex, cable or electronic communication means.  All notices, statements, requests and demands given to or made upon either party hereto in accordance with the provisions of this
Agreement shall be deemed to have been given or made in the case of telephonic notice (to the extent expressly permitted hereunder) when made, or in the case of any other type of notice, when actually received, if to the Company, to it at

		National Consumer Cooperative Bank
		1401 Eye Street, N.W. - Suite 700
		Washington, D.C.  20005

		Attention:  Richard L. Reed
		Telecopy:  (202) 336-7803

		and:

		Shea & Gardner
		1800 Massachusetts Avenue, N.W.
		Washington, D.C.  20036

		Attention:  Martin J. Flynn, Esq.
		Telecopy:   202-828-2195

		and if to the Bank, to it at:

		Credit Suisse
		Tower 49
		12 East 49th Street
		New York, New York  10017

		Attention:  Dawn E. Rubinstein
		Telecopy:   (212) 238-5389

or such other address for notice as either party may designate for itself in a notice to the other party, except in cases where it is expressly provided herein that such notice, statement, request or demand shall not be effective until received by the party to whom it is addressed.

		Section 8.8  Governing Law.  This Agreement and the Note shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be governed by and construed in accordance with the laws of said state.

		Section 8.9  Successors and Assigns.  (a)  This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, provided that the Company may not assign or transfer any of its interest hereunder without the prior written consent of the Bank.

		(b)	The Bank may make, carry or transfer the Loan at, to or for the account of, any of its branch offices or the offices of any of its Affiliates.

		(c)	The Bank may assign its rights and delegate its obligations under this
Agreement; provided that any such assignment or delegation (other than the pledge of the Note to the Federal Reserve Bank) may be made only with the prior written consent of the Company, which consent shall not be unreasonably withheld or delayed.  The Bank may sell participations in all or any part of the Loan made by it or its commitment or any other interest herein or in the
Note to another bank or other entity.  In the case of an assignment, upon notice thereof by the Bank to the Company, the assignee shall have, to the extent of such assignment (unless otherwise provided thereby), the same rights and benefits as it would have if it were the Bank hereunder and the holder of the Note, and, if the assignee has expressly assumed, for the benefit of the Company, the Bank's obligations hereunder, the Bank shall be relieved of its obligations hereunder to the extent of such assignment and assumption.  In the case of a participation, the participant shall not have any rights under this Agreement or the Note or any other document delivered in connection herewith ( the participant's rights against the Bank in respect of such participation to be those set forth in the agreement executed by the Bank in favor of the participant relating thereto) and all amounts payable by the Company shall be determined as if the Bank had not sold such participation.

		Section 8.10  Maximum Rate of Interest Permitted by Law.  Nothing in this
Agreement shall require the Company to pay interest for the account of the
Bank at a rate exceeding the maximum rate permitted by applicable law to be charged or received by the Bank, it being understood that neither this
Section nor Section 8.8 is intended to make the criminal laws of any jurisdiction applicable in circumstances in which they would not otherwise apply.  If the rate of interest specified herein or in the Notes would otherwise exceed the maximum rate so permitted to be charged or received with respect to any Note, the rate of interest required to be paid for the account of the
Bank shall be automatically reduced to such maximum rate.

		Section 8.11  Expenses; Indemnification.  (a)  The Company shall save the
Bank harmless against all reasonable out- of-pocket expenses (including attorneys' fees and expenses) of the Bank and shall indemnify the Bank, its
Affiliates, officers, employees and agents ("Indemnified Persons") against the costs of preparing this Term Loan Agreement and the Note, all costs, expenses, losses and damages arising in connection with this Agreement or the Note, including with respect to any Credit Agreement Related Claim.  The obligation of the Company under this paragraph shall survive the payment of the Note.

		(b)	All amounts payable by the Company under Section 8.11(a) shall be immediately due upon written request by the Bank for the payment thereof.

		Section 8.12  Set-Off; Suspension of Payment and Performance.  The Bank is
hereby authorized by the Company, at any time and from time to time, without notice, (a) during any Event of Default, to set off against, and to appropriate and apply to the payment of, the liabilities of the Company under this Agreement and the Note (whether matured or unmatured, fixed or contingent or liquidated or unliquidated) any and all liabilities owing by the Bank or any of its Affiliates to the Company (whether payable in Dollars or any other currency, whether matured or unmatured and, in the case of liabilities that are deposits, whether general or special, time or demand and however evidenced and whether maintained at a branch or office located within or without the United States)
and (b) during any Event of Default, to suspend the payment and performance of such liabilities owing by such Person or its Affiliates and, in the case of liabilities that are deposits, to return as unpaid for insufficient funds any and all checks and other items drawn against such deposits.

		Section 8.13  Judicial Proceedings; Waiver of Jury Trial.  Any judicial proceeding brought against the Company with respect to any Credit Agreement
Related Claim may be brought in any court of competent jurisdiction in the
City of New York, and, by execution and delivery of this Agreement, the Company
(a) accepts, generally and unconditionally, the nonexclusive jurisdiction of such courts and any related appellate court and irrevocably agrees to be bound by any judgment rendered thereby in connection with any Credit Agreement
Related Claim, and (b) irrevocably waives any objection it may now or hereafter have  as to the venue of any such proceeding brought in such a court or that such a court is an inconvenient forum.  The Company hereby waives personal service of process and consents that service of process upon it may be made by certified or registered mail, return receipt requested, at its address specified or determined in accordance with the provisions of Section 8.7, and service so made shall be deemed completed on the third Business Day after such service is deposited in the mail.  Nothing herein shall affect the right of the Bank or any other Indemnified Person to serve process in any other manner permitted by law or shall limit the right of the Bank or any other
Indemnified Person to bring proceedings against the Company in the courts of any other jurisdiction.  Any judicial proceeding by the Company against the
Bank involving any Credit Agreement Related Claim shall be brought only in a court located in the City and State of New York.  THE COMPANY AND THE BANK
HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING TO WHICH THEY ARE BOTH
PARTIES INVOLVING ANY CREDIT AGREEMENT RELATED CLAIM.

		Section 8.14  LIMITATION OF LIABILITY.  NEITHER THE BANK NOR ANY OTHER
INDEMNIFIED PERSON SHALL HAVE ANY LIABILITY WITH RESPECT TO, AND THE COMPANY
HEREBY WAIVES, RELEASES AND AGREES NOT TO SUE FOR, ANY SPECIAL, INDIRECT OR
CONSEQUENTIAL DAMAGES SUFFERED OR ALLEGED BY THE COMPANY OR THE BANK IN
CONNECTION WITH ANY CREDIT AGREEMENT RELATED CLAIM.

		Section 8.15  Severability.  The provisions of this Agreement are severable, and if any clause or provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such clause or provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability of such clause or provision in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

		Section 8.16  Counterparts.  This Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each complete set of which, when so executed and delivered by all parties, shall be an original, but all such counterparts shall together constitute but one and the same instrument.

		Section 8.17  Headings, Bold Type and Index.  The section headings, subsection headings, and bold type used herein and the Index hereto have been inserted for convenience of reference only and do not constitute matters to be considered in interpreting this Agreement.

		IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.


NATIONAL CONSUMER 			               CREDIT SUISSE
COOPERATIVE BANK




By:________________________	   By:_____________________________
   Name:___________________ 	  	  Name:_______________________
   Title:__________________ 		  Title:______________________



						   By:____________________________
						      Name:_______________________
						      Title:______________________





EXHIBIT A

	FORM OF PROMISSORY NOTE

	PROMISSORY NOTE


U.S. $8,000,000	Dated: February 8, 1995


		FOR VALUE RECEIVED, the undersigned, NATIONAL CONSUMER COOPERATIVE BANK, a corporation organized under the laws of the United States (the "Company"), hereby promises to pay to the order of CREDIT SUISSE (the "Bank") the principal amount of EIGHT MILLION UNITED STATES DOLLARS ($8,000,000) on
February 8, 1998.

		The Company promises to pay interest from the date hereof until the Maturity
Date on the principal amount of this Promissory Note from time to time outstanding at the per annum interest rate of EIGHT AND THIRTY-FIVE
ONE-HUNDREDTHS PER CENT (8.35%), payable on each Interest Payment Date.
Interest shall be computed on the basis of a year of 360 days consisting of
12 months of 30 days each and, in the case of a portion of a month, for the actual number of days (including the first and excluding the last) elapsed.
Any principal amount of this Promissory Note which is not paid on the Maturity
Date shall bear interest from the Maturity Date and until paid in full at the
Default Rate.  In no event shall the rate of interest borne by this Promissory
Note at any time exceed the maximum rate of interest permitted at that time under applicable law.

		Payments of the principal amount of and interest on this Promissory Note shall be made in lawful money of the United States of America to the Bank at
Tower 49, 12 East 49th Street, New York, New York 10017 or at such other place as the holder of this Note may designate in writing to the Company.

		This Promissory Note is the Note referred to in the Term Loan Agreement, dated as of February 6, 1995 (the "Term Loan Agreement"), between the Bank and the Company.  The Term Loan Agreement, among other things, contains provisions for optional prepayments on account of the principal of this
Promissory Note by the Company and for acceleration of the maturity of this
Promissory Note upon the terms and conditions therein specified.  Capitalized terms used (but not defined) in this Promissory Note shall have the meanings given to them in the Term Loan Agreement.



						 NATIONAL CONSUMER COOPERATIVE BANK



By:_______________________________



	SCHEDULE OF INTEREST


	This Schedule of Interest attached to the Promissory Note dated February 8,
1995 of NATIONAL CONSUMER COOPERATIVE BANK, payable to the order of CREDIT
SUISSE, and is, by specific reference, incorporated in and made a part of the Promissory Note.


_______________________________________________________________________________

		                                     Payments
      Interest	      Principal	          of
       Period      	Outstanding	        Interest        Notation
First          Last		 	                                 Made by
Day            Day 	                  Amount      Date

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

_______________________________________________________________________________

EXHIBIT B

                        	PURSUANT TO SECTION 6.2
	                OF TERM LOAN AGREEMENT BY AND BETWEEN
	                 NATIONAL CONSUMER COOPERATIVE BANK
	                                 AND
	                            CREDIT SUISSE


                     	________________________________


                         	PERMITTED SECURITY INTERESTS,
                             	LIENS AND ENCUMBRANCES


                    	_________________________________


NCB Savings Bank, FSB, ("NCBSB") has under pledge to the Federal Home Loan
Bank of Cincinnati (FHLBC) its mortgage loan portfolio under a Blanket Agreement for Advances and Security Agreement which allows a blanket lien to secure borrowings from FHLBC. As of December 31, 1994, FHLBC outstanding advances to NCBSB are less than $9,500.

The Company extends lines of credit to NCB Business Credit and NCB Mortgage, each secured by all assets of NCB Business Credit and NCB Mortgage pursuant to certain Business Loan/Security Agreements.

Each of the Company, NCB Mortgage and NCB Business Credit sells mortgage loans, ESOP loans and other loans from it portfolio in the ordinary course of business, structured either as an Asset Securitization or a sale of whole loans. The SPV or other purchaser typically provides for an alternative security interest and files a financing statement covering such loans in order to protect itself against a subsequent determination that such sale was not a sale but rather a loan.




                                   February 16, 1995

Dear Stockholder:

                         RE:  1995 Board of Directors Election

     I am pleased to present the official ballot and other information needed by your company to cast its votes in the 1995 election of directors. The board of directors has fixed December 31, 1994 as the record date for the determination of stockholders entitled to notice of and to vote during the 1995 election. The votes allocated to your company are shown on the ballot.

     The stockholders will elect four candidates to fill four vacancies in the twelve stockholder-elected directorships. All directors are elected to serve three-year terms.

     To be counted, all ballots must be received by the independent election teller in the enclosed postage-paid, self- addressed envelope by the regular mail delivery on April 11, 1995. Please be sure to complete the certification form on the reverse side of the official ballot. Ballots received without proper certification will not be counted. Hand-delivered ballots will not be accepted, nor will ballots received after April 11, 1995.

     On behalf of the board of directors, we appreciate your participation and patronage and encourage you to cast your ballot.


                                   Very truly yours,




                                   Jeremiah J. Foley
                                   Chairman of the Board


                 NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                         To Be Held April 27, 1995




     The 1995 Annual Meeting of the Stockholders of National Cooperative Bank will be held on Thursday, April 27, 1995, 4:00 p.m., at the National Cathedral, Massachusetts and Wisconsin Avenues, N.W., Washington, DC.

     The board of directors and management look forward to greeting personally those stockholders able to attend and responding to questions you may have concerning NCB.

     A copy of the 1994 Annual Report of NCB will be mailed independently to stockholders.

                         On behalf of the board of directors,

                         Very truly yours,




                         Louise M. Grant
                         Corporate Secretary
                         National Cooperative Bank

Washington, DC



                          ELECTION OF DIRECTORS

     An election is being held by the holders of Class B and Class C stock to elect four among the thirteen (13) candidates nominated to fill four vacancies on the board.

     Pursuant to NCB bylaws, the number of directors constituting the entire board shall be elected by the holders of Class B and Class C stock.
Nominees for election are qualified as representatives of five classes of cooperatives. The Election Rules require that the election be concluded in such a manner so as to ensure that each of the five cooperative classes shall be represented by at least one and no more than three directors.

     Listed below, by class are all of the stockholder-elected directorships currently filled by incumbent directors who will continue to serve out their terms; and the number of directorships available in each class.


                     Stockholder-Elected Directorships

Class of                                  Incumbent         Available
Cooperative           Minimum  Maximum    Seats 1995       Seats 1995


Consumer goods           1        3            2                1
Consumer Services        1        3            2                1
Low Income               1        3            1                2
Other                    1        3            1                2
Housing                  1        3            2                1


     Under the election rules, the four nominees receiving the highest vote shall be elected, subject to the maximum limitation imposed on each class. Stockholders may vote for any four nominees.


Sylvia Echave Stock
Low-Income

President and chief executive officer, Mountain Park Health Center, Phoenix, Arizona. Served as board chair, board vice-chair, chair of Nominating Committee of the Arizona Association of Community Health Centers. Member of the board, member of Screening, Finance, Legislative Committees of the National Association

                           STATEMENT

Should I be honored with election to the National Cooperative Bank board, I will contribute many years of health care management experience in numerous ways, not the least of which is that I am Hispanic and grew up in a low-income family. I understand, from personal experience, the problems
which are faced by low-income people.   Additionally, I will contribute a
professional, "can do" attitude which lends itself to success. My local and national perspectives are invaluable to any operation.

Two years ago, I was honored with an invitation to the White House
(one of approximately 250 people). I am recognized as a champion of the poor but a solid business woman who believes in and achieves bottom line results.

I have both private for profit and non-profit experience and I understand finances of both operations. I have a vast background in managed health care and am well versed in all aspects of a business operation.

I have a commitment to myself and to those organizations with which I become involved to contribute my best possible and to deal rationally with opportunities and challenges. I would be fully involved and would give everything possible to my duties and responsibilities. I am a person of integrity and energy.

Harry J. Bowie
Low-Income

President and chief executive officer, Delta Foundation, Inc., a community development corporation located in Greenville, Mississippi. Currently serves on NCB's board of directors. Other experience includes management and board positions with the Southern Regional Council located in Atlanta and the Housing Assistance Council located in Washington, DC. Also served as director of the M ississippi Food Network, the only food bank in Mississippi; the Poor Peoples Leather Shop and Dress Cooperative located in McComb, Mississippi; and the
New Communities, Inc., located in Leesburg, Georgia.


                                 STATEMENT

It would be my hope and expectation to use my experience in the organization and management of programs designed to aid low- income persons and minorities to become more self-sufficient and economically competitive for the benefit of the National Cooperative Bank. It would be my hope to use these experiences to make the policies and resources of the National Cooperative Bank more readily available for those low-income cooperatives that have difficulty finding adequate resources.

I would also try to be an advocate for those persons from minority populations and disadvantaged communities to effectively run and administer programs to serve their communities. Among the initiatives that I would advocate would be the use of resources to enhance the development of capacity among borrowers from low-income communities. My advocacy, on behalf of low- income cooperatives, would not however, negate my responsibility as a board member to work continuously for the soundness of the Bank and its responsibility.

The years of experience that I have had in programs that serve the low-income community would enable me to use my knowledge of a variety of organizations and programs that are diverse and varied, such as Health Care Centers, Day Care and Headstart Programs, Housing and Business Development for the benefit of the Bank.

As an active member of the National Cooperative Bank board, I would give my time and energy as necessary to help formulate policies that would make the Bank more effective. I would also be an advocate for the Bank, promoting it and its policies as one of the answers to solving problems of financing and opportunities among low-income communities.



John K. Stewart
Housing

President, The John Stewart Company, San Francisco, CA. Serves as a member of the board, chairman of the Low Income Committee, chairman of NCB
Development Corporation, chairman of the Loan and Business Development Committee and member of the Executive Committee for the National Cooperative Bank. Additional experience includes the John Stewart Company's assembly of financing, marketing and management of Amancio Ergina Cooperative Homes and management of approximately 2,000 units of co-op housing in Northern California.


                                 STATEMENT

What I would expect to contribute as a Board member of the National Cooperative Bank is the perspective of both borrower and lender
(violating Shakespeare's admonitions). In the former, I have represented a variety of cooperatives which have borrowed from the National Cooperative Bank and the NCB Development Corporation, in the form of blanket mortgages and share loans. In the latter, my experience during the last six years, and particularly as Chair of the NCB Development Corporation, has permitted a unique opportunity to balance risk while making sensible loans.

I also hope to draw upon my hands-on experience in structuring tax credit and other low-income housing transactions, as developer, financial advisor and operator/manager. Structuring cooperatives for an ownership market at say 50-60% of the Area Median Income is perforce a risky proposition. As evidenced by the needs of the Coming Home Program, it is increasingly important for Bank personnel and board members to have an understanding of the more complicated and occasionally convoluted transactions involving multiple sources and types of project funding. Often a cooperative loan is one among many of today's real estate market where massive direct subsidy programs for both cooperatives and rentals from the U.S. Department of Housing and Urban Development are things of the past.

Developing, structuring and managing cooperatives can be an adventure, the quality of which is highly dependent upon the make-up of the cooperatives' board. Because of my experience in developing and managing a sizeable number of housing cooperatives of various income levels, I would hope to contribute something to the Bank by way of qualitative assessment of borrowers, boards and staff. Boards of directors with sound training and a professional approach to operating one's own cooperative is conducive to prudent risk and good loans. The inverse is true. I would hope to be able to distinguish between the two.

Paradoxically, in a season of greatly reduced budget appropriations from the federal government, key appointed staff at HUD have shown a serious commitment to sponsoring cooperatives. Inclusion of the National Cooperative Bank in HUD's new Risk Sharing Program is illustrative. Because of my long-standing working relationship with the Department, I would hope to contribute something to the board in this regard.

Finally, my previous board experience provides some sense of historic continuity and hopefully an understanding of the relationships between the Bank, its committees, and in particular the NCB Development Corporation, through which most of the affordable lending takes place.


Ralph Paige
Low-Income

Executive director, Federation of Southern Cooperatives/Land Assistance Fund. Extensive organizing and community economic development experience.
Experience as a board member of national organizations, including the National Save the Family Farm Coalition and the National League of Rural Voters.


                                 STATEMENT

If elected to the National Cooperative Bank (NCB) board, I would bring 25 years of experience in cooperative development by virtue of working with over 100 cooperatives throughout the South, including credit unions, marketing co-ops, agricultural co-ops and housing ventures. For the past nine years, I have also served as executive director of the Federation of Southern Cooperatives/Land Assistance Fund (Federation/LAF) which oversees more than 100 cooperatives and encourages the development of others.

In addition to cooperative development, I have had the unique experience of working within low-income communities in the region where cooperatives have often made a difference in the sustainability of those communities. Self-help projects often require creative financing, legal and management technical assistance and we at the Federation/LAF have provided these services whenever possible.

I also offer other assets to the NCB board. As I am affiliated with many national and regional rural advocacy and farming organizations, I could be instrumental in expanding the Bank's influence and membership from these organizations and their constituents.

As a board member, I would also bring the recognition the Federation/LAF has received under my leadership, such as the 1989 United Nation's World Habitat Day Award for the Federation/LAF's "Significant Contribution of Adequate Shelter for Low-Income Communities", the 1989 Fannie Mae's "Excellence in Low Income Housing Development Award" and the 1992 National Cooperative Month Award from the National Cooperative Business Association.

Finally, should I be elected to the NCB board, my experience in cooperative development and my capacity as executive director of the Federation/LAF would lend itself to the continuing development of the National Cooperative Bank by increasing its influence and visibility throughout the 15 state Southeast region.

Pete Crear
Consumer Services


Executive vice president and chief staff officer, Credit Union National Association, Inc., (CUNA). Previously executive vice president, Association Services. Joined CUNA as vice president. Prior to CUNA, president and chief executive officer of the Indiana Credit Union League. Active in the credit union movement since 1965, served as president of the Connecticut Credit Union League, vice president of Information and Technical Services for the Michigan Credit Union League and chairman of the League Services Development Committee of the Association of Credit Union League Executives.


                                 STATEMENT

Serving on the board of the National Cooperative Bank is an honor, but more than that, a great responsibility. It isn't something to be undertaken lightly. I am a candidate for a seat because I believe I can contribute positively to the board's work.

My 29 years in the credit union movement have shown me that cooperatives make a real difference in people's lives. I believe NCB has a definite role in expanding opportunity for Americans, especially in the areas of minority-owned business, housing and community development banking.

The history and goals of NCB parallel those of credit unions. Both set out to serve the needs of Americans for quality goods and services at reasonable prices. Both have striven to serve low-income citizens. Both struggled initially, but have enjoyed success and growth. And both have earned the respect of the public.

Bob Sather
Consumer Goods

President, Consumers Cooperative Association, Altoona, Wisconsin. Active in many organizations and serves as county board supervisor heading up a seven county regional planning commission. Financial aids director for the University of Wisconsin, and a fellow director with Consumers Cooperative of Eau Claire.


                                 STATEMENT

Currently serving on five separate boards/commissions and am the board president of three. These boards are diverse including governmental, cooperative and an international corporation. Because of this, I believe I can present a diverse perspective to the board environment of National Cooperative Bank.

As a university professor/educator for the past 26 years, my position requires me to act in close liaison with state and federal representatives and obtain about $27 million per year for UW-Eau Claire. I have been instrumental in lobbying efforts to promote favorable legislation for private and university interests at both the state and federal levels. I have testified before many congressional committees as well as worked in close liaison with congressional staff members to enhance positive results.
I believe that I could add my expertise in promoting the legislative agenda of National Cooperative Bank. Also, I have worked with the state Consumers Bank Association in various lobbying efforts.

As a director of the EAU Claire Consumers Cooperative Association for the past ten years and current president, I have been part of the team effort since 1985 in restructuring the Cooperative into fiscal stability with a current balance sheet that is the envy of the lending community. This Cooperative Association is once again a leading cooperative retailer with sales growth expected to exceed $50 million in 1994. Furthermore, we have final plans for the construction of a new 80,000 square foot food store which will be in addition to a 65,000 square foot food store and six convenient stores.

I initiated a successful application process for a municipal elderly housing grant for the city of Altoona and serve as president of this low-income housing project. I provide college work study funding to twelve off-campus projects that include helping elderly, teen-rehabilitation, mentally handicapped and emergency service work. As chair of a seven county regional planning commission, I bring together seven counties for an economic development project, transportation needs and resource protection projects.


Joseph Cabral
Other


President, Chatsworth Products, Inc., Chatsworth, California. Chairman of board of directors for Chatsworth Products, Inc. since its inception June 1991. Also serves as president of the California Chapter of the ESOP Association and a member of the executive board of the ESOP Association State/Regional Council.


                                 STATEMENT

I am honored by the prospect of serving the co-op movement as a member of the board of the National Cooperative Bank (NCB). The potential use of my e ducational and work experience in the areas of finance, accounting and management as an NCB board member is exciting. NCB serves a very special role in the co-op movement that I would find especially satisfying to contribute to in any way I could.

I led the June 1991 divestiture of Chatsworth Products, Inc. (CPI) from its Fortune 500 company ownership to being 100% employee-owned. Fifty-seven percent of this ownership is through a leveraged ESOP and 43% is the result of a limited stock offering to employees, with approximately 50 employees investing over $1.2 million in our company. Being honored in 1993 as California ESOP Company of the Year and our over 300% share price increase in three years reflect the success employee-ownership has brought to CPI.

I have served CPI as president and chairman of the board since its inception. For over twenty years since my staff auditor years at Arthur Andersen & Co., I have held financial and management positions with succeedingly greater responsibility. My positive feelings toward employee-ownership started 20 years ago when I witnessed the impact created by a philosophy of extending stock option and stock purchase plans to all employees.

The NCB board, in my opinion, needs someone with ESOP experience. I currently serve the ESOP Association as the elected president of the California Chapter, the association's largest chapter. I am also a member of the executive board of the ESOP Association State/Regional Council. This appointment was based on my experience and strong support of ESOP issues and employee- ownership. I have been a speaker or panel member for numerous workshops, seminars, and annual conferences. These activities and positions provide me with numerous contacts that may lead to new business opportunities for NCB.

I believe that employee-ownership is the means to enable employees to share in the wealth they help create, that it will improve American competitiveness, strengthen our free enterprise economy and create a higher standard of living for all. Thus, I believe that we should support and create opportunities for more employee-owned companies and worker cooperatives to be established.

I am committed to working with NCB in accomplishing this goal and would appreciate your support. I have the qualifications and experience to make a significant contribution and would be pleased to receive your nomination and be elected.


Alfred A. Plamann
Consumer Goods


President and chief executive officer, Certified Grocers of California, LTD, Los Angeles, California after having served 5 years as senior vice president-finance and chief financial officer. Served on various subsidiary boards within this cooperative. Held positions with Atlantic Richfield Company
(ARCO) in Los Angeles, including assistant corporate controller, ARCO; controller, Anaconda Copper Company; controller ARCO Oil and Gas Co.,; and finally vice president finance, planning and control, ARCO International.
Serve on the board of directors of various Certified Grocers subsidiaries. President of Grocers Equipment Co., senior vice president and chief financial officer of Hawaiian Grocery Stores, Ltd., Springfield Insurance ( California and Springfield Insurance (Bermuda)); and vice president and chief financial officer of Grocers Specialty Company, GMIS, Grocers & Merchants Management
Co. and Preferred Public Storage. Additionally, served on the board of directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocers Association (CGA), and also a member of the Industry Relations Committee of the Food Marketing Institute ( FMI). B.S. degree in accounting and real estate from the University of Colorado and M.B.A. from the University of Pennsylvania ( Wharton ).


                                 STATEMENT

I am committed to being an active director for NCB. By virtue of my role as president and chief executive officer of Certified Grocers of California, Ltd., and my professional background, I believe I can offer NCB a unique perspective.

Certified is a $2.0 billion cooperative wholesaler that provides independent grocers with a wide array of products and services. Since its founding in 1922, Certified has adapted to the changing needs of independent retailers in California. Moreover, during the past decade Certified has responded to the realities of the fast-changing Southern California environment.
Certified has developed effective programs that recognize these changing demographics. Indeed, within the Los Angeles market alone there are over a dozen different formats that focus on the specific needs of the wide-ranging cultures which call Los Angeles home. Certified supports unique programs for Mexican, Asian, Middle- Eastern, and other ethnic regions of Los Angeles. Certified has adapted its product selection, services and financings to assist these various retail formats.

Similarly, the evolutionary impact of rapid social and political changes in Los Angeles, Certified's home, have been widely reported. Certified has responded by being a major contributor to the rebuilding effort in Los Angeles. We have weathered the economic vagaries of a defense industry shutdown, as well as the social challenges created from riots, floods, and fires. Through it all, Certified has changed to meet the evolving needs of the marketplace and has led the community toward a new level of prosperity.

Although the impact of change may well be different among the various constituencies of NCB, I believe the lessons learned from my direct management of Certified during this time can translate to substantial benefits for NCB.

As a director of NCB, I would channel my energies toward the development of services of members which help meet the challenges of today, while setting the stage for tomorrow.

Martha E. Stark
Other


Director and deputy counsel for policy and development, Office of the Manhattan Borough President, New York, New York. Served on the board of 920 Union Street Cooperativeseveral times, in addition to representing the Co-op in various property tax matters. Convened a broad- based advisory group of cooperative representatives, owners of rental housing, community representatives and others to examine the inequities of the New York tax law's treatment of cooperatives.


                                 STATEMENT

As a director of the National Cooperative Bank, I would contribute my unique understanding of cooperatives in New York City. As you can tell from the above information, I am well versed in the issues affecting housing cooperatives in New York. The New York housing cooperative example is only a microcosm of what other cooperatives are experiencing throughout the nation. I would bring, as a director of National Cooperative Bank, a willingness to learn the issues facing all types of cooperatives, but more importantly an ability to get things done. During my three years at the Department of Finance, I was always described as the "go to" person if you needed something accomplished. From solving an individual cooperative owner's problems to figuring out how to move the New York State and New York City bureaucracies, I was the person who people called on.

During the last year, I was a White House Fellow assigned to the State Department. I asked for the assignment at the State Department because it was an area that I knew little about. As a kid who grew up in New York
City subsidized housing projects, I do not know a lot about diplomacy and activities at the State Department. I spent half the fellowship year learning about human rights and other global issues. During the last half of the year, I worked with the Under Secretary for Management on how to reshape the State Department so that it is more relevant to people like me. In addition, we worked to establish a vision for the State Department in the next century. The effort is fully engaged today. There have been meetings with the Secretary of State, the Deputy Secretary, and the other
Under Secretaries based on the base information that I provided.

I would bring that kind of energy, drive, demand for excellence, and ability to make a difference to the National Cooperative Bank. I would welcome an opportunity to serve as a director of the Bank.


Edward Yaker
Housing

President and chairman of the board, Amalgamated Housing Corporation, Bronx, New York. Member of board of directors of Amalgamated Housing Corporation since 1978. Also serves as co-chair and on Executive Committee for Coordinating Council of Cooperatives.


                                 STATEMENT

Amalgamated Housing Cooperative has 1486 apartments. Organized in 1927, we are the oldest limited dividend housing cooperative in the nation. I have been on the board for 17 years and have been president for ten years. During this time, we have negotiated three new mortgages, two during my presidency.

I have worked with a wide range of people in the housing field, including board members, managers, attorneys, mortgage lenders, bankers, engineers, etc. Thus, I expect to be able to work together with fellow directors as part of a team, and to work harmoniously with members of staff.

Through the Coordinating Council of Cooperatives, I have worked with representatives of many different housing cooperatives in New York City. I have developed an understanding of their operations and needs. Among the issues we have discussed have been the various mortgages we each have, and what it is our cooperatives look for in negotiating a new mortgage.

Amalgamated is supervised by the New York State Division of Housing and Community Renewal (DHCR). Some of the other cooperatives which I've come to know well are supervised by the New York City Housing and Preservation Department (HPD). I know the difficulties a supervising agency can create in the midst of a mortgage process, but I also know the stability they can offer in assuring a lender that the cooperative will remain stable.

In summary, my contribution will be based upon my knowledge of the operation and needs of housing cooperatives, especially limited equity cooperatives, my knowledge of many other housing cooperatives and their leadership, my understanding of the questions to ask in seeking information important to a cooperative and important to a mortgage, and my ability to work with a wide range of board members and other professionals.


J. Christopher Michael
Consumer Goods


President and chief executive officer, Associated Wholesalers, Inc., Robesonia, Pennsylvania. Also served on the board of directors of Shurfine Eastern, Inc. and currently holds the position of president and chairman of the board.


                                 STATEMENT

As a member of the board of the National Cooperative Bank, I would endeavor to participate in the formulation and achievement of goals and objectives for the organization. With 25 years of experience in food retailing and distribution, my experience would be a unique asset in the formulation of strategies to achieve this organization's goals and objectives.



Richard B. Levine
Housing


A financial consultant and vice president of Smith Barney, Inc. since 1982. Previously president of New York Merchantile Exchange. Began investment experience as a security analyst and account executive at Blair & Co., Inc., with additional responsibilities of training human resources, marketing and corporate planning. Graduate of University of Vermont (with honors) and Harvard Business School. Member of policy board of the American Council for Capital Formation and one of two exchange officials to serve on the Commodity Futures Trading Commission's Committee on Market Regulation. Served as chairman of the Wall Street Training Directors Association and faculty member of New York University's School of Continuing Education. Has been listed in "Who's Who in Finance and Industry".


                                 STATEMENT


As board president of a 100 unit Co-op during its mortgage refinancing with NCB, I experience first hand the advantages the Bank offers over competitive lenders: flexibility, responsiveness, highly professional and impressive service - in addition to very competitive terms. As a director, I would add my efforts to make more co-ops aware of the benefits of placing their mortgages with NCB.

As president for 10 years of a national financial institution and a membership organization, as well - the New York Mercantile Exchange - I became intimately familiar with the operations of a multi-constituency organization. This experience and my interest in low-cost housing is directly transferable to the opportunity for contributions as an NCB director.

My business experience over 35 years is entirely in financial services - assuring the delivery of the highest professional service at the most competitive costs and developing the organizational capability to provide that service in a changing environment. I would enjoy using that experience in furthering the development of NCB.

Richard C. Koven
Other

Senior vice president, Amalgamated Life Insurance Company, New York,
New York. Responsible for operations of a cooperative insurance company serving trade union groups for seven years. Served as president and chief executive officer of Worker's Trust of Eugene, Oregon, an insurance cooperative for cooperative businesses for seven years. Also served as executive director for Northwest Forest Workers Association, a trade association for cooperative businesses for three years.


                                 STATEMENT

As a director of National Cooperative Bank, I would bring 19 years of management experience in cooperative business along with a working knowledge of the NCB's operations and its role in the national cooperative movement. With many years of front line involvement in insurance cooperatives, including leadership of a prototype health insurance cooperative and significant participation in the current national debate on health care reform, I believe I can help NCB profit from the profound change occurring in the health care economy.

With my current leadership role in working with trade unions to develop innovative financial services for diverse, multi- cultural, largely immigrant populations, I believe I can help the bank develop a strong position in a milieu that has historically been fertile ground for cooperative development.

With the experience of having founded two employee owned businesses and having led a trade association of such businesses, I believe I can help the bank continue its important work in ESOP finance.

With a long term involvement in the National Cooperative Business
Association, I believe I can help keep NCB connected to the national cooperative scene. With past and ongoing working relations with NCB's key board members and management, I believe I can contribute immediately as a director with little need for orientation.

Finally, with an abiding belief in cooperative principles, an appreciation for cooperative traditions and a strong sense of the important role that cooperatives and NCB can play in the future economy of the United States, I believe I can make a commitment to NCB to contribute to its historical mission and future promise.




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

NCB Investment Advisers, Inc.      (wholly-owned) (Delaware)

NCB Insurance Brokers, Inc.        (wholly-owned) (New York)

Cooperative Funding Corporation    (wholly-owned) (Delaware)

NCB I, Inc.                        (wholly-owned) (Delaware)
                              (special purpose corporation)

NCB Retail Finance Corporation     (wholly-owned) (Delaware)
                              (special purpose corporation)

NCB Development Corporation        (non-profit corporation without
                              capital stock) (District of Columbia)






                                                          Exhibit 10.13

                           COMPOSITE CONFORMED COPY WITH
                            SUBSTANTIALLY ALL EXHIBITS
                              CONFORMED AS EXECUTED]






                       NATIONAL CONSUMER COOPERATIVE BANK



                           NOTE PURCHASE AGREEMENT




                         DATED AS OF DECEMBER 16,1994


             $13,000,000 8.84% SERIES A SENIOR NOTES DUE MARCH 31, 2000
              $7,000,000 8.85% SERIES B SENIOR NOTES DUE MARCH 31, 2000
             $12,000,000 SERIES C SENIOR NOTES DUE MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        PAGE

                SECTION 1.      PURCHASE AND SALE OF NOTES                1
                        1.1     Issue of Notes                            1
                        1.2     Purchase and Sale of Notes                2
                        1.3     The Initial Closing                       2
                        1.4     The Series C Closing                      2
                        1.5     Other Purchasers                          3
                        1.6     Purchase for Investment; ERISA            3
                        1.7     Failure to Deliver                        4
                        1.8     Expenses, Stamp Tax Indemnity             5

                SECTION 2.      WARRANTIES AND REPRESENTATIONS            5
                        2.1     Subsidiaries and Affiliates               5
                        2.2     Corporate Organization and Authority      6
                        2.3     Financial Statements; Material Adverse Change;
                                Description of Business                   6
                        2.4     Full Disclosure                           7
                        2.5     Pending Litigation and Judgments          7
                        2.6     Title to Properties                       7
                        2.7     Patents and Trademarks                    7
                        2.8     Issuance is Legal and
                                Authorized; Conflicting Agreements and Other
                                Matters                                   8
                        2.9     No Defaults                               8
                        2.10    Governmental Consent                      8
                        2.11    Taxes                                     a
                        2.12    Margin Securities, etc                    9
                        2.13    Private Offering                          9
                        2.14    Compliance with Law                       9
                        2.15    Indebtedness                              10
                        2.16    Restrictions on Company                   10
                        2.17    Employee Retirement Income Security Act
                                of 1974                                   10
                        2.18    Investment Company Act                    10

                SECTION 3.          CLOSING CONDITIONS                    11
                        3.1     Opinions of Counsel                       11
                        3.2     Warranties and Representations True;
                                No Prohibited Action                      11
                        3.3     Compliance with this Agreement            11
                        3.4     Officers' Certificates                    11
                        3.5     Legality                                  11
                        3.6     Proceedings Satisfactory                  12
                        3.7     Private Placement Numbers                 12

                SECTION 4.      PURCHASER'S SPECIAL RIGHTS                12
                        4.1     Direct Payment                            12
                        4.2     Delivery Expenses                         12

                                        i

                               TABLE OF CONTENTS (Cont.)
                                                                        PAGE

              SECTION S.      PREPAYMENTS                                 13
                      5.1     Limitation on Prepayments                   13
                      5.2     Optional Prepayment With Yield-Maintenance
                              Premium                                     13
                      5.3     Notice of Optional Prepayment               13
                      5.4     Partial Payments Pro Rata                   14
                      5.5     Retirement of Notes                         14

              SECTION 6.      REGISTRATION: SUBSTITUTION OF NOTES         14
                      6.1     Registration of Notes                       14
                      6.2     Exchange of Notes                           15
                      6.3     Replacement of Notes                        15

              SECTION 7.      COVENANTS                                   15
                      7.1     Payment of Taxes and Claims                 15
                      7.2     Maintenance of Properties and Corporate
                              Existence                                   16
                      7.3     Payment of Notes and Maintenance of Office  16
                      7.4     Disposal of Shares of a Restricted
                              Subsidiary                                  17
                      7.5     Merger or Sale of Assets                    18
                      7.6     Liens                                       20
                      7.7     Permitted Debt                              22
                      7.8     Limitations on Debt                         23
                      7.9     Long-Term Leases                            23
                      7.10    Guarantees                                  23
                      7.11    Maintenance of Consolidated Adjusted Net
                              Worth and Consolidated Effective Net Worth  23
                      7.12    Consolidated Earnings Available for Fixed
                              Charges                                     24
                      7.13    Restricted Payments                         24
                      7.14    Limitation on Investments                   26
                      7.15    Transactions with Affiliates                26
                      7.16    Repurchase of Notes                         26
                      7.17    Issuance of Subordinated Debt               26
                      7.18    Voluntary Retirement of Subordinated Debt   26
                      7.19    Subordination Provisions                    27
                      7.20    Line of Business           I                27
                      7.21    ERISA Compliance                            27
                      7.22    Class A Notes                               27
                      7.23    Incorporation of Affirmative and Negative
                              Covenants                                   28

              SECTION 8.      INFORMATION AS TO THE COMPANY               28
                      8.1     Financial and Business Information          28
                      8.2     Officers' Certificates                      31
                      8.3     Accountants' Certificates                   31
                      8.4     Inspection                                  31


                                        ii

                             TABLE OF CONTENTS (Cont.)

                                                                         PAGE

               SECTION 9. EVENTS OF DEFAULT                               32
                        9.1     Nature of Events                          32
                        9.2     Default Remedies                          33
                        9.3     Annulment of Acceleration of Notes        35

               SECTION 10. INTERPRETATION OF THIS AGREEMENT               36
                        10.1    Terms Defined                             36
                        10.2 Accounting Principles                        56
                        10.3    Directly or Indirectly                    56
                        10.4    Governing Law                             56

               SECTION 11. MISCELLANEOUS                                  57
                        11.1    Notices                                   57
                        11.2    Survival                                  57
                        11.3    Successors and Assigns                    57
                        11.4    Amendment and Waiver                      57
                        11.5    Reproduction of Documents                 58
                        11.6    Severability                              58
                        11.7    Payments, When Received                   59
                        11.8    Duplicate Originals                       59

         Annex 1          -       Purchaser Schedule
         Annex 2          -       Disclosures of the Company
         Exhibit Al       -       Form of Series A Senior Note
         Exhibit A2       -       Form of Series B Senior Note
         Exhibit A3       -       Form of Series C Senior Note
         Exhibit Bl       -       Form of Company Counsel's Closing Opinion
         Exhibit B2       -       Form of Special Counsel's Closing Opinion
         Exhibit C        -       Form of Certificate of Officers
         Exhibit D        -       Form of Certificate of Secretary

                          NATIONAL CONSUMER COOPERATIVE BANK
                           1401 Eye Street, N.W., Suite 700
                               Washington, D.C. 20005


                             NOTE PURCHASE AGREEMENT

              $13,000,000 8.84% SERIES A SENIOR NOTES DUE MARCH 31, 2000
               $7,000,000 8.85% SERIES B SENIOR NOTES DUE MARCH 31, 2000
              $12,000,000 SERIES C SENIOR NOTES DUE MARCH 31, 2000

                          Dated as of December 16, 1994

                [Separately Addressed to each of the
                Purchasers listed on Annex 1 hereto]

                Ladies and Gentlemen:

   NATIONAL CONSUMER COOPERATIVE BANK, a corporation organized under the laws of the United States of America which does business as the National Cooperative Bank (together with its successors and assigns, the "Company") hereby agrees with you as follows:

                SECTION 1. PURCHASE AND SALE OF NOTES

                        1.1      Issue of Notes.

               (a) The Series A Notes. The Company will authorize the issue of Thirteen Million Dollars ($13,000,000) in aggregate principal amount of its eight and eighty-four one-hundredths percent (8.84%) Senior Notes due
March 31, 2000 (all such Senior Notes initially issued, or issued in exchange or substitution for any such Note, being herein referred to collectively as the "Series A Notes"). The Series A Notes shall be in the form of Exhibit
Al, and shall have the terms as herein and therein provided.

               (b) The Series B Notes. The Company will authorize the issue of Seven Million Dollars ($7,000,000) in aggregate principal amount of its eight and eighty-five one-hundredths percent (8.85%) Senior Notes due
March 31, 2000 (all such Senior Notes initially issued, or issued in exchange or substitution for any such Note, being herein referred to collectively as the "Series B Notes"). The Series B Notes shall be in the form of Exhibit A2, and shall have the terms as herein and therein provided.

                (c) The Series C Notes. The Company will authorize the issue of Twelve Million Dollars ($12,000.000) in aggregate principal amount of its Senior Notes due March 31, 2000 (all such Senior Notes initially issued, or issued in exchange or substitution for any such Note, being herein referred to collectively as the "Series C Notes"). The Series
C Notes shall be in the form of Exhibit A3, and shall have the terms as herein and therein provided.

                  (d) The Notes. The Series A Notes, the Series B Notes and the Series C Notes are herein referred to collectively as the "Notes", and individually as a "Note".

                      1.2     Purchase and Sale of Notes.

    The Company hereby agrees to sell to you and you hereby agree to purchase from the Company, in accordance with the provisions hereof, the aggregate principal amount of Series A Notes, Series B Notes and Series C Notes set forth below your name on Annex 1 at one hundred percent (1 00%) of the principal amount thereof.

                      1.3     The Initial Closing.

    The initial closing (the "Initial Closing") of the Company's sale of Series A Notes and Series B Notes will be held on December 15, 1994 (the "Initial Closing Date") at 9:00 a.m., local time, at the office of Hebb & Gitlin, your special counsel. At the Initial Closing, the Company will deliver to you one or more Series A Notes and Series B Notes (as set forth below your name on Annex 1), in the denominations indicated on Annex 1, dated the Initial
Closing Date and payable to you or payable as indicated on Annex 1, against payment by federal funds wire transfer in immediately available funds of the purchase price thereof, as directed by the Company on Annex 2.

                      1.4     The Series C Closing.

     (a) Notice. Subsequent to the date hereof, the Company shall deliver to the Purchasers an irrevocable notice specifying a date no later than March 31, 1995 as the date of purchase of the Series C Notes (the "Series C Closing Date"). Such notice shall be given not less than thirty (30) nor more than forty-five (45) days prior to the Series C Closing Date.

     (b) Interest Rate. The interest rate on the Series C Notes (the "Series C Interest Rate") shall be equal to the sum of (i) one percent per annum plus (ii) the Relevant Treasury Yield.

     (c) The Series C Closing. The closing of the Company's sale of the Series C Notes (the "Series C Closing") will be held on the Series C Closing Date at 9:00 a.m., local time, at the office of Hebb & Gitlin, your special counsel. At the Series C Closing, the Company will deliver to each Series C Purchaser one or more Series C Notes (as set forth in a written notice (the "Series C Noteholder Notice") delivered by such Series C Purchaser to the Company prior to the Series C Closing), bearing interest at the Series
C Interest Rate, in the denominations indicated in the Series C Noteholder Notice, dated the Series C Closing Date and payable to such Series C Purchaser (or payable to one


                               2

or more of its subsidiaries or affiliates as indicated in the Series C Noteholder Notice), against payment by ff-@eral funds wire transfer in immediately available funds of the purchase price thereof, as directed by the Company on Annex 2. As used herein, the term "Series C Purchaser" means each of AEGON USA Investment Management, Inc. and The Canada Life Assurance Company. It is understood by the parties to this Agreement that AEGON USA Investment Management, Inc. or its subsidiaries or affiliates will purchase Eight Million Four Hundred Thousand Dollars ($8,400,000) of Series C Notes.
It is understood by the parties to this Agreement that The Canada Life Assurance Company or its subsidiaries or affiliates will purchase Three Million Six Hundred Thousand Dollars ($3,600,000) of Series C Notes.

                      1.5     Other Purchasers.

    Contemporaneously with the execution and delivery hereof, the Company is entering into a separate Note Purchase Agreement identical (except for the name and signature of the purchaser) hereto (this Agreement and such other separate Note Purchase Agreements being herein sometimes referred to collectively as the "Note Purchase Agreement") with each other purchaser (individually, an "Other Purchaser," and collectively, the "Other Purchasers") listed on the Purchaser Schedule attached to this Agreement as Annex 1 (the "Purchaser Schedule"), providing for the execution and delivery to each Other Purchaser of Notes in the aggregate principal amount set forth below its name on the Purchaser Schedule. The execution and delivery of Notes, to you and to each Other Purchaser are separate transactions.

                      1.6     Purchase for Investment; ERISA.

       (a) Purchase for Investment You represent that you are purchasing the Notes for your own account, for a separate account (as such term is used in Rule 144A, 17 C.F.R. 230.144A), for the account of another for which you have sole investment discretion, or for a trust of which you are the trustee, and not with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act; provided, that you have the right to dispose of the Notes, or any part thereof, if you deem it advisable to do so, either pursuant to a registration of the Notes under the Securities Act or pursuant to an applicable exemption from the requirement of such registration (it being understood that the Company has no obligation hereunder to effect any registration of the Notes under the Securities Act). It is understood that, in making the representations set out in Section 2.8 and Section 2.1 0, the Company is relying, to the extent applicable, upon your representation as aforesaid.

       (b) ERISA. You represent, with respect to the funds with which you are acquiring the Notes, either that:

              (i) General Account - such funds are from your general account assets and the purchase will be exempt under the provisions of the proposed prohibited transaction class exemption published by the Department of Labor
("DOL") in the Federal Register on August 22, 1994 (59 F.R. 43134, August 22,
  1 994);


                                             3

         (ii) Governmental Plan - such funds are attributable to a "governmental Glen" (as defined in Title 1, section 3(32) of ERISA);

        (iii) Pooled Separate Account -- such funds are attributable to a "separate account" (as defined in section 3 of ERISA) in respect of which all requirements for an exemption under DOL Prohibited Transaction Class Exemption 90-1 (issued January 29, 1990) are met with respect to the use of such funds to purchase the Notes;

           Bank Collective Investment Fund - such funds are attributable to a bank collective investment fund in respect of which all requirements for an exemption under DOL Prohibited Transaction Class Exemption 91-38 (issued July 12, 1991) are met with respect to the use of such funds to purchase the Notes;

          (v) Qualified Professional Asset Manager -- such funds are attributable to an "investment fund" managed by a "qualified professional asset manager" (as such terms are defined in Part V of DOL Prohibited Transaction Class Exemption 84-14, issued March 13, 1984) and all requirements for an exemption under such Exemption are met with respect to the use of such funds to purchase the Notes, provided that no other party to the transactions described in this Agreement and no "affiliate" of such other party (as defined in section V(c) of Prohibited Transaction Class Exemption 84-14) has at this time, nor at any time during the immediately preceding year, exercised the authority to appoint or terminate said qualified professional asset manager as manager of the assets of any "plan" identified in writing pursuant to this paragraph or to negotiate the terms of said qualified professional asset manager's management agreement on behalf of any such identified "plans";

       (vi) Disclosed Plans -- such funds are attributable to one or more "plans" or a separate account or trust fund comprised of one or more "plans", each of which has been identified in writing pursuant to this Subsection (vi); or

   (vii) Excluded Plan - such funds are attributable to an employee benefit "plan" that is excluded from the provisions of section 406 of ERISA by virtue of section 4(b) of ERISA.

   As used in this Subsection (b), "plan" shall have the meaning set forth in Title 1, section 3(3) of ERISA.

                  1.7       Failure to Deliver.

    If on the Initial Closing Date or the Series C Closing Date, the Company fails to tender to you the Notes to be acquired by you on such date or if the conditions specified in Section 3 of this Agreement have not been fulfilled on any such date, you may thereupon elect to be relieved of all further obligations under this Agreement with respect to the Series C Notes.
Nothing in this Section shall operate to relieve the Company from any of its obligations under this Agreement or to waive any of your rights against the Company.

                                          4



                      1.8     Expenses, Stamp Tax Indemnity.

   Whether or not the transactions herein contemplated shall be consummated, the Company agrees to pay directly all of your out-of-pocket expenses in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby, including but not limited to the reasonable charges and disbursements of Hebb & Gitlin, your special counsel, duplicating and printing costs and charges for shipping the Notes, adequately insured to you at your home office, your custodian bank or at such other place as you may designate, and so long as you hold any of the Notes,

    (a) all such expenses relating to any amendments, waivers or consents pursuant to the provisions of this Agreement, whether or not such amendments, waivers or consents shall be agreed to or become effective, and

   (b) the costs and expenses (including attorneys' fees) incurred by you in enforcing any rights under this Agreement or the Notes or in responding to any subpoena or other legal process issued in connection with this Agreement or the transactions contemplated hereby or by reason of your having acquired any Note including, without limitation, costs and expenses incurred in any bankruptcy case.

  The company also agrees that it will pay and save you harmless against any and all liability with respect to stamp and other taxes, if any, which may be payable or which may be determined to be payable in connection with the execution and delivery of this Agreement or the Notes, whether or not any Notes are then outstanding. The Company agrees to protect and indemnify you against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person in connection with the transactions contemplated by this Agreement.

    Without limiting the generality of the foregoing, it is agreed and understood that the Company will pay, on the Initial Closing Date and the Series C Closing Date, the statement for fees and disbursements of your special counsel presented on such date and the Company will also pay upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of your special counsel rendered thereafter in connection with the issuance of the Notes or the matters referred to in the preceding clause (a) of this Section 1.8.

    The obligations of the Company under this Section 1.8 shall survive the payment or prepayment of the Notes and the termination of this Agreement.

               SECTION 2. WARRANTIES AND REPRESENTATIONS

      The Company hereby warrants and represents to you, as of the Initial Closing Date and each the Series C Closing Date that:

                      2.1     Subsidiaries and Affiliates.

                      Annex 2 to this Agreement states the name of each of

     (a) the Subsidiaries (specifying which thereof are Restricted Subsidiaries), its jurisdiction of incorporation, the percentage of its Voting Stock owned by the Company and each other Subsidiary and, to the best of the Company's knowledge, the identity and ownership of any othe. holders of its Voting Stock, and

     (b) the Company's corporate or joint venture Affiliates and the nature of the affiliation.

                      2.2     Corporate Organization and Authority.

                         Each of the Company and the Subsidiaries

     (a) is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation,

     (b) has all requisite power and authority and all necessary licenses and permits to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted, and

     (c) is duly authorized and has duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the character of its Properties or the nature of its activities makes such qualification necessary.

           2.3 Financial Statements,, Material Adverse Change; Description of Business.

      (a) Financial Statements. The consolidated statements of financial condition of the Company and the Subsidiaries as of December 31 in the years 1990, 1991, 1992, and 1993 inclusive, and the related consolidated statements of income and cash flows and changes in members' equity for the fiscal years ended on such dates, in each case accompanied by reports thereon containing opinions without qualification, except as therein noted, by Price Waterhouse (with respect to the years 1990, 1991 and 1992) or Deloitte & Touche (with respect to the year 1993), independent certified public accountants, and the consolidated balance sheet of the Company and the Subsidiaries as of September 30, 1994 and the related consolidated statements of income and cash flows and reconciliation of net income to net cash provided by operating activities for the nine (9) month period ended on such date, copies of which have been delivered to you, have been prepared in accordance with generally accepted accounting principles consistently applied, and present fairly the financial position of the Company and the Subsidiaries as of such dates and the results of their operations for such periods. All of the above-described consolidated financial statements include the accounts of all Subsidiaries for the respective periods during which a subsidiary relationship has existed.

    (b) Material Adverse Change. Since December 31, 1993, there has been no material adverse change in the condition, financial or otherwise, of the Company and the Subsidiaries, taken as a whole.

    (c) Description of Business. The description of the business conducted and proposed to be conducted by the Company and the Subsidiaries set forth on Annex 2 is correct in all material respects.

                       2.4     Full Disclosure.

     Neither the financial statements referred to in Section 2.3 of this Agreement, nor any other written statement furnished by, or on behalf of, the Company to you in connection with the negotiation of this Agreement, contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained therein or herein not misleading. There are no facts which the Company has not disclosed to you in writing that in the aggregate materially affect adversely nor, so far as the Company can now foresee, will in the future in the aggregate materially affect adversely the Properties, business, prospects, profits or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing Document.

                       2.5     Pending Litigation and Judgments.

    There are no proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or the Subsidiaries in any court or before any governmental authority or arbitration board or tribunal that in the aggregate involve more than a remote possibility of materially and adversely affecting the Properties, business, prospects, profits or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing Document. Neither the Company nor the Subsidiaries is in default with respect to any order of any court, governmental authority or arbitration board or tribunal. No unsatisfied judgment against the Company or any of the Subsidiaries is outstanding.

                       2.6     Title to Properties.

     Each of the Company and the Subsidiaries has good and marketable title in fee simple (or its equivalent under applicable law) to all the real Property, and has good title to all the other Property, it purports to own, including that reflected in the most recent balance sheet referred to in Section 2.3 of this Agreement (except as sold or otherwise disposed of in the ordinary course of business). All such Property owned by the Company is free from Liens not permitted by Section 7.6(a) of this Agreement. All leases necessary in any material respect for the conduct of the business of the Company and each of the Subsidiaries are valid and subsisting and are in full force and effect.

                       2.7     Patents and Trademarks.

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

            2.8     Issuance is Legal and Authorized, Confficting Agreements and
                     Other Maffers.

   (a) Issuance is Legal and Authorized. The issuance, execution and delivery of the Notes by the Company and compliance by the Company with all of the provisions of this Agreement and of the Notes are within the corporate powers of the Company.


   (b) Conflicting Agreements and Other Maffers. Neither the Company nor any Subsidiary is a party to one or more contracts or agreements or subject to one or more charter or other corporate restrictions which in the aggregate materially and adversely affects the Properties, business, prospects, profits or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or any other Financing Document. The execution and delivery of this agreement, the offering, issuance, execution and delivery of the Notes and the fulfillment of and compliance with the terms and provisions of this Agreement and of the Notes, will not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the Property of the Company or any of the Subsidiaries pursuant to, the charter or by-laws of the Company or any of the Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company or any of the Subsidiaries is subject.

                      2.9     No Defaults.

    No event has occurred and no condition exists that, upon the issuance of the Notes, would constitute a Default or an Event of Default. The Company is not in violation in any respect of any term of its charter or bylaws. The
Company is not in violation in any material respect of any term in any agreement or other instrument to which it is a party or by which it or any of its Property may be bound.

                      2.10 Governmental Consent.

   Neither the nature of the Company or any of the Subsidiaries, or of any of their respective businesses or Properties, nor any relationship between the Company or any of the Subsidiaries and any other Person, nor any circumstance in connection with the offer and issuance of the Notes, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any governmental authority on the part of the Company as a condition to the execution, delivery and performance of this Agreement or the offer, issue, execution, delivery and performance of the Notes.

                      2.11 Taxes.

     All tax returns required to be filed by the Company or any of the Subsidiaries in any jurisdiction have in fact been filed, and all taxes, assessments, fees and other governmental charges upon the Company or any of the Subsidiaries, or upon any of their respective Properties, income or franchises, shown to be due and payable on said returns have been paid to the extent such taxes, assessments, fees and charges have become due and payable. Neither the Company nor any of the Subsidiaries knows of any proposed additional tax assessments against it. The Federal income tax liability of the Company and the Subsidiaries has been finally determined by the Internal Re% nue Service and satisfied for all taxable years up to and including the taxable year ended December 31, 1982, and no material controversy in respect of additional income taxes due is pending or, to the knowledge of the Company, threatened. The provisions for taxes on the books of the Company and the Subsidiaries are adequate for all open years, and for its current fiscal period.

                      2.12 Margin Securities, etc.

   The proceeds to be realized upon the issuance of the Notes will not be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of purchasing or carrying any "margin stock" as defined in Regulation G (12 CFR Part 207) of the Board of Governors of the Federal
Reserve System (herein called "margin stock") or for the purpose of maintaining, reducing or retiring any indebtedness that was originally incurred to purchase or carry any margin stock or for any other purpose that might constitute such transaction a "purpose credit" within the meaning of such Regulation G. None of the transactions contemplated in this Agreement will violate or result in a violation of Section 7 of the Exchange Act or any regulations issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter 11.
The Company does not own or intend to carry or purchase any margin stock.
None of the proceeds from the sale of the Notes will be used to purchase, or refinance any borrowing the proceeds of which were or will be used to purchase, any "security" within the meaning of the Exchange Act.

                      2.13 Private Offering.

   Neither the Company or any of the Subsidiaries, nor any agent acting on their behalf, has, directly or indirectly, offered the Notes or any similar Security of the Company for sale or exchange to, or solicited any offers to buy the Notes or any similar Security of the Company from, or otherwise approached or negotiated with respect to this Agreement with, any Person other than you and the Other Purchasers, and neither the Company or any of the Subsidiaries, nor any agent acting on their behalf, has taken or will take any action that would subject the issuance of the Notes to the provisions of Section 5 of the Securities Act or to the provisions of any Securities or Blue Sky law of any applicable jurisdiction.

                      2.14 Compliance with Law.

                      Neither the Company nor any of the Subsidiaries:

      (a) is in violation of any laws, ordinances, or governmental rules or regulations to which it is subject; or

       (b) has failed to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its Property or to the conduct of Rs business, which violations or failures to obtain might in the aggregate materially adversely affect the business, prospects, profits, Properties or condition (financial or otherwise) of the Company or the Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under this Agreement, the Notes or iriy other Financing Document.


                       2.15 Indebtedness.

  Annex 2 to this Agreement correctly describes all Debt for borrowed money of the Company outstanding as of the close of business on the Initial Closing Date, and indicates which of such indebtedness (if any, and the amount thereo@ is secured by a Lien. The aggregate amount of indebtedness for borrowed money of the Company outstanding as of the Initial Closing Date does not exceed one thousand percent (1 000%) of the sum of the paid-in capital and surplus of the Company at such time.

                       2.16 Restrictions on Company.

    Neither the Company nor any of the Subsidiaries is a party to any contracts or agreements, or subject to any charter or other corporate restrictions, that in the aggregate, could materially and adversely affect its business. The Company is not a party to any contract or agreement that restricts its right or ability to incur additional Debt, other than this Agreement and the agreements relating to the Debt described in Annex 2 to this Agreement. The Company has not agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by
Section 7.6(a) of this Agreement.

                       2.17 Employee Retirement Income Security Act of 1974.

    The present value of all benefits vested under all Pension Plans did not, as of December 31, 1993, the last annual valuation date for which a report is available, exceed the value of the assets of the Pension Plans allocable to such vested benefits. The consummation of the transactions herein provided for and compliance by the Company with the provisions of this Agreement, the Notes and each other Financing Document will not involve any "prohibited transaction" within the meaning of ERISA or Section 4975 of the Internal
Revenue Code of 1986, as amended. The Company, the Subsidiaries, their respective employee benefit plans and any trusts thereunder are in substantial compliance with ERISA. Neither any of the employee benefit plans maintained by the Company or the Subsidiaries, or to which the Company or the Subsidiaries makes any contribution, nor any trusts thereunder have been terminated or have incurred any "accumulated funding deficiency," as such term is defined in Section 302 of ERISA (whether or not waived), since the effective date of ERISA, nor have there been any "reportable events," as that term is defined in Section 4043 of ERISA, since the effective date of ERISA.


                       2.18 Investment Company Act.

   The Company is not directly or indirectly controlled by, or acting on behalf of any Person which is, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

               SECTION 3. CLOSING CONDITIONS

    Your obligation to purchase and pay for the Notes to be delivered to you at the Initial Closing and the Series C Closing is subject to the satisfaction, on or before the Initial Closing Date and the Series C Closing Date, as the case may be, of the following conditions precedent:

                      3.1     Opinions of Counsel.

      You shall have received from Shea & Gardner, counsel for the Company, and from Hebb & Gitlin, a Professional Corporation, your special counsel, the respective closing opinions described in Exhibit Bl and Exhibit 82 to this Agreement, dated such date.

                      3.2 Warranties and Representations True; No Prohibited Action.

      (a)     Warranties and Representations True.
             (i) The warranties and representations contained in Section 2 of this Agreement shall (except as affected by transactions contemplated by this Agreement) be true in all material respects on such date with the same effect as though made on and as of that date, and (ii) no Default or Event of Default shall exist.

       (b) No Prohibited Action. The Company shall not have taken any action or permitted any condition to exist which would have been prohibited by Section 7 of this Agreement had this Agreement been binding and effective at all times during the period from December 31, 1992 to and including such date.

                     3.3     Compliance with this Agreement.

    The Company shall have performed and complied with all agreements and conditions contained herein which are required to be performed or complied with by the Company before or on such date.

                      3.4     Officers-' Certificates.

    You shall have received (a) a certificate, substantially in the form of Exhibit C to this Agreement, dated such date and signed by the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company, certifying that the conditions specified in Section 3.2 and Section 3.3 of this Agreement have been fulfilled, and certifying to the other matters set forth therein, and (b) a certificate, substantially in the form of Exhibit D to this Agreement, dated such date and signed by the Secretary or an Assistant Secretary of the Company, with respect to the matters therein set forth.

                      3.5     Legality.

   The issuance of the Notes by the Company as provided for in this Agreement shall not violate any applicable law or governmental regulation (including, without limitation, Section 5 of the Securities Act or Regulation G, T or X of the Board of Governors of the Federal Reserve System) and shall not subject you to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and you shall have received such certificates or other evidence -as you may request to establish compliance with this condition.

                      3.6     Proceedings Satisfactory.

     All proceedings taker in connection with this Agreement and all documents and papers relating thereto shall be satisfactory to you and your special counsel. You and your special counsel shall have received copies of such documents and papers as you or they may' reasonably request in connection therewith or as a basis for your special counsel's closing opinion, all in form and substance satisfactory to you and your special counsel.

                      3.7     Private Placement Numbers.

       The Company shall have obtained or caused to be obtained a private placement number for each Series of Notes from the CUSIP Service Bureau of Standard & Poor's, a division of McGraw-Hill, Inc.

              SECTION 4. PURCHASER'S SPECIAL RIGHTS

                      4.1     Direct Payment.

        Notwithstanding any provision to the contrary in this Agreement or the Notes, the Company will pay all amounts payable to you with respect to any Notes held by you or your nominee, or owned by any other institutional holder (without any presentment thereof and without any notation of such payment being made thereon), in the manner and at the address set forth in the Purchaser
Schedule or in such other manner or to such other address in the United States as may be designated by you or such subsequent holder in writing and, if a bank account is designated for you in the Purchaser Schedule or in any written notice to the Company from you or any such subsequent holder, the Company will initiate such payments in immediately available funds to such bank account before 1 1:00 a.m. (New York City time) on the date payment is due. The holder of any Notes to which this Section 4.1 applies agrees that if it sells or transfers any Note it will, prior to the delivery of such Note, make a notation on such Note of the date to which interest has been paid thereon and of the amount of any prepayments made on account of the principal thereof.

                      4.2     Delivery Expenses.

    If you surrender any Note to the Company pursuant to this Agreement, the Company will pay the cost of delivering to or from your home office or custodian bank from or to the Company, insured to your satisfaction, the surrendered Note and any Note issued in substitution or replacement for the surrendered Note.

              SECTIONS.  PREPAYMENTS

                     5.1     Limitation on Prepayments.

       No sinking fund or other prepayments shall be required with respect to any Series of Notes and, except as specifically provided in Section 5.2 of this Agreement, the Notes shall not be subject to prepayment at the option of the Company.

                     5.2     Optional Prepayment With Yield-Maintenance Premium.


        (a) Optional Prepayments. The Notes shall be subject to prepayment, in whole or in part at any time or from time to time (in multiples of Five Million Dollars ($5,000,000)), at the option of the Company, at one hundred percent (100%) of the principal amount so prepaid plus interest thereon to the prepayment date and the Yield-Maintenance Premium, ff any, with respect to the amount so prepaid.

          (b) Effect of Prepayments. Each partial prepayment of the Notes pursuant to this Section 5.2 shall be applied ratably to each Series of Notes in proportion to the aggregate principal amounts of Series A Notes and Series B Notes then outstanding.

                    5.3     Notice of Optional Prepayment.

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

            (a)    such prepayment date,

            (b) the principal amount of the Notes to be prepaid on such prepayment date,

            (c)   that such prepayment is to be made pursuant to Section 5.2 of this Agreement, and

             (d) the calculation of an estimated Yield-Maintenance Premium (assuming the date of prepayment was the date of such notice) due in connection with such repayments, accompanied by a copy of the applicable source of market data used in determining the Reinvestment Yield in respect thereof.

     Notice of prepayment having been so given, the principal amount of the Notes specified in such notice, together with interest thereon to the prepayment date and the Yield-Maintenance Premium, if any, as herein provided, shall become due and payable on such prepayment date. Two (2) Business Days prior to such prepayment the Company shall deliver to each holder of Notes a certificate of the President, any Vice President or the Treasurer of the Company specifying the calculation of such Yield-Maintenance Premium (assuming the date of prepayment was the date of such notice) payable on the date specified for prepayment, accompanied by a copy of the applicable source of market data used in determining the Reinvestment Yield in respect thereof. If such applicable source of market data at 'the time of such notice is not the same as the applicable source of market data as of the Business Day next preceding the prepayment date as specified in the definition of "Reinvestment Yield" herein, then such applicable source of market d,-@a as of such next preceding Business Day as specified in such definition shall be utilized for the purposes of calculating the Reinvestment Yield in respect of the Yield-Maintenance
Premium due with such prepayment and notice thereof shall be delivered simultaneously with such prepayment.

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

                      5.4     Partial Payments Pro Rata.

      If at the time any optional prepayment is due there is more than one Note of a particular Series outstanding, the aggregate principal amount of each optional partial prepayment of such Series of Notes shall be allocated among the holders.of Notes of such Series at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts of the Notes of such Series then outstanding, with adjustments, to the extent practicable, to equalize for any prior prepayments of such Series not in such proportion; provided, however, that such allocation shall be made in integral multiples of One Hundred Thousand Dollars ($1 00,000).

                      5.5     Retirement of Notes.

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

              SECTION 6. REGISTRATION: SUBSTITUTION OF NOTES

                      6.1     Registration of Notes.

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

                       6.2     Exchange of Notes.

          Upon surrender of any Note at the office of the Company maintained pursuant to Section 7.3 of this Agreement, the Company, at the request of the holder thereof, will execute and deliver, at the Company's expense (except as provided below), new Notes of the same Series in exchange, in denominations of at least One Hundred Thousand Dollars ($1 00,000) (except as may be necessary to reflect any principal amount not evenly divisible by One Hundred Thousand Dollars ($100,000)), in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be a registered note substantially in the form of such Series of Note set forth in Exhibit Al or Exhibit A2, as the case may be, to this Agreement. Each such new Note shall be dated and bear interest from the date to which interest has been paid on the surrendered Note. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any transfer,

                6.3     Replacement of Notes.

        Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of, and the loss, theft, destruction or mutilation of, any Note and

        (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided, if the holder of the Note is an institutional investor, its own unsecured agreement of indemnity shall be deemed to be satisfactory), or

        (b) in the case of mutilation, upon surrender and cancellation thereof, the Company at its expense will execute and deliver in lieu thereof, a new Note of the same Series, dated and bearing interest from the date to which interest has been paid on such lost, stolen, destroyed or mutilated Note.

               SECTION 7. COVENANTS.

        The Company covenants that on and after the Initial Closing Date and so long as any of the Notes are outstanding:

                       7.1     Payment of Taxes and Claims.

       The Company and each Subsidiary will pay, before they become delinquent,
       (a) 'all taxes, assessments and governmental charges or levies imposed upon it or its Property, and

        (b) all claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons which, if unpaid, might result in the creation of a lien upon its Property,

provided that items of the foregoing description need not be paid while being contested in good faith and by appropriate proceedings and, provided further, that adequate book reserves have

                           1 5

been established with respect thereto and, provided further, that the owning company's title to, and its right to use, its Proper', is not in the aggregate materially adversely affected thereby. In the case of any item of the type described in this Section 7.1 involving an amount in excess of Five Hundred Thousand Dollars ($500,000), the appropriateness of the proceeding will be supported by an opinion of the independent counsel responsible for such proceeding and the adequacy of such reserves shall be supported by the opinion of the independent public accountant of the Company.

                 7.2     Maintenance of Properties and Corporate Existence.

                 The Company and each Subsidiary will:

       (a) Property - maintain, or cause to be maintained, its Property in good condition and will make, or cause to be made, all necessary renewals, replacements, additions, betterments and improvements thereto;

        (b) Insurance - maintain, with financially sound and reputable insurers rated "A" or better by A.M. Best Company (or accorded a similar rating by another nationally recognized insurance rating agency of similar standing if A.M. Best Company is not then in the business of rating insurers), insurance with respect to its Properties and business against such casualties and contingencies, of such types (including, without limitation, public liability, embezzlement or other criminal misappropriation insurance) and in such amounts as is customary in the case of corporations of established reputations engaged in the same or a similar business and similarly situated;

        (c) Financial Records - keep true books of records and accounts in which full and correct entries will be made of all its business transactions, and will reflect in its financial statements adequate accruals and appropriations to reserves, all in accordance with generally accepted accounting principles;

         (d) Corporate Existence and Rights - do or cause to be done all things necessary to preserve and keep in full force and effect its existence, rights and franchises, except as otherwise permitted by Section 7.5 of this Agreement; and

         (e) Compliance with Law - not be in violation of any laws, ordinances, governmental rules and regulations to which it is subject and will not fail to obtain any licenses, permits, franchises or other governmental authorizations necessary to the ownership of its Properties or to the conduct of its business, which violations or failures to obtain might in the aggregate materially adversely affect the business, profits, Properties or condition (financial or otherwise) of the Company or any Subsidiary.

                       7.3     Payment of Notes and Maintenance of Office.

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

                                1 6

until such time as the Company shall notify the holders of the Notes in writing of any change of location of such office within i.,g District of Columbia.

                       7.4    Disposal of Shares of a Restricted Subsidiary.

    The Company shall not at any time sell or otherwise dispose of any shares of the stock (or any options or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of any Restricted Subsidiary
(said stock, options, warrants and other Securities herein called "Subsidiary Stock"), nor shall the Company permit any Restricted Subsidiary to issue its own Subsidiary Stock, or to sell or otherwise dispose of any shares of Subsidiary Stock issued by any other Restricted Subsidiary, if the effect of the transaction would be to reduce the proportionate interest of the Company and the other Restricted Subsidiaries in the outstanding Subsidiary Stock
(the "Disposition Stock") of the Restricted Subsidiary (the "Disposition Subsidiary") whose shares are the subject of the transaction, provided that the foregoing restrictions do not apply to:

      (a)     the issue of directors' qualifying shares; and

      (b)     the sale for a cash consideration at one time (the "Stock
Disposition Date") to a Person   (other than directly or indirectly to an
Affiliate) of the entire investment (whether represented by stock, debt, claims or otherwise) of the Company and the other Restricted Subsidiaries in such Disposition Subsidiary, if all of the following conditions shall have been satisfied:

           (i)     the sum of

                 (A) the Disposition Value of the assets of the Disposition Subsidiary, plus

                 (B) the Disposition Value of the assets of all Restricted Subsidiaries whose Subsidiary Stock was subject to a disposition pursuant to this Section 7.4 during the period ending on the Stock Disposition Date and commencing three hundred sixty-five
             (365) days prior to the Stock Disposition Date, plus

                 (C) the aggregate Disposition Value of assets owned by the Company or any Restricted Subsidiaries the disposition of which was made other than pursuant to this Section 7.4 and consummated during the period ending on the Stock Disposition Date and commencing three hundred sixty-five (365) days prior to the Stock Disposition Date, does not exceed ten percent (10%) of Consolidated Assets on the first day of such period;

               (ii) in each of the three (3) fiscal years of the Company most recently ended, the contribution (expressed as a percentage and exclusive of losses) to Consolidated Adjusted Net Income for each of such fiscal years of

                        (A)     the Disposition Subsidiary, plus

                        (B) the Restricted Subsidiaries whose Subsidiary Stock was subject to a disposition subsequent to the commencement of the first of such fiscal years, plus

                        (C) assets owned by the Company or any Restricted Subsidiaries sold or otherwise disposed of subsequent to the commencement of the first of such fiscal years,

            does not exceed ten percent (1 0%) of Consolidated Adjusted Net Income for such fiscal year;

                   (iii) in the opinion of the Board of Directors, the sale is for Fair Market Value and is in the best interests of the Company;

                    (iv) the Disposition Subsidiary shall have no continuing investment in the Company or any other Restricted Subsidiary not being simultaneously disposed of; and

                     (v) immediately after the consummation of the transaction and after giving effect thereto, no Default or Event of Default would exist.

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

                       7.5    Merger or Sale of Assets.

      (a) Sale of Assets. Except as specifically permitted under Section 7.5(b) and Section 7.5(c) of this Agreement, the Company shall not, and shall not permit any Restricted Subsidiary to, sell, lease, transfer or otherwise dispose of assets; provided that, the foregoing restriction shall not apply to the sale of such assets (the "Disposition Assets") for cash consideration at one time (the "Asset Disposition Date") to a Person other than directly or indirectly to an Affiliate, if all of the following conditions are met:

   (i)     the sum of


       (A)     the Disposition Value of the Disposition Assets, plus

       (B) the Disposition Value of the assets of all Subsidiaries that have ceased to be Restricted Subsidiaries during the period ending on the Asset Disposition Date and commencing three hundred sixty-five (365) days prior to the Asset Disposition Date, plus

        (C) the Disposition Value of the assets of the Company and all other RL--tricted Subsidiaries disposed of during the period ending on the Asset Disposition Date and commencing three hundred sixty-five
        (365) days prior to the Asset Disposition Date, does not exceed ten percent (1 0%) of Consolidated Assets at such time;


     (ii) in each of the three (3) fiscal years of the Company most recently ended, the contribution (expressed as a percentage and exclusive of losses) to Consolidated Adjusted Net Income for each of such fiscal years of

          (A)     the Disposition Assets, plus

          (B) the Restricted Subsidiaries whose Subsidiary Stock was subject to a disposition subsequent to the commencement of the first of such fiscal years, plus

           (C) all other assets of the Company and the Restricted Subsidiaries disposed of subsequent to the commencement of the first of such fiscal years,

 does not exceed ten percent (10%) of Consolidated Adjusted Net Income for such fiscal year;

      (iii) in the opinion of the Board of Directors, the sale is for Fair Market Value and is in the best interests of the Company;

       (iv) immediately after the consummation of the transaction and after giving effect thereto, no Default or Event of Default would exist; and

        (v) in the case of any such transaction relating to receivables, such transaction is consummated in the ordinary course of the business of the Company or such Restricted Subsidiary.

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

    (b) Merger, Consolidation and Sale of All or Substantially AU Assets by the Company and Subsidi@-ries. The Company shall not, and shall not permit any Restricted Subsidiary to, (x) consolidate with, or merge into, any other Person or permit any other Person to consolidate with, or merge into, it (except that a Restricted Subsidiary may consolidate with, or merge into, the Company or another Restricted Subsidiary) or (y) except as specifically permitted under Section 7.5(c) of this Agreement, sell all or substantially all of its assets to any other Person.

    (c) Asset Securitizations. Notwithstanding the provisions of Section 7.5(a) and Section 7.5(b) of this Agreement, the Company and the Restricted Subsidiaries may, at any time and from time to time, sell receivables in connection with an Asset Securitization if:

           (i) such receivables are sold for a cash consideration equal to the Fair Market Value thereof; provided, however, that the Company may

                   (A) establish and maintain a reserve account containing cash or Securities as a credit enhancement in respect of any such sale or

                   (B) purchase or retain a subordinated interest in such receivables being sold;

          (ii) the entire proceeds of such sale, net of reasonable and ordinary transaction costs and expenses incurred in connection with such sale, are applied by the Company or such Restricted Subsidiary to a Permitted Proceeds Application; and

          (iii) such sale is consummated in the ordinary course of business of the Company or such Restricted Subsidiary.

                      7.6     Liens.

      (a) Negative Pledge. The Company shall not, and shall not permit any Restricted Subsidiary to, (x) cause or permit or (y) agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise), any of its Property, whether now owned or hereafter acquired, to be subject to a Lien, except that the Company and any of the Restricted Subsidiaries may

            (i) suffer to exist Liens outstanding on the date of this Agreement and described in Annex 2 to this Agreement;

            (ii) create, incur or suffer to exist Liens arising in the ordinary course of business that secure taxes, assessments or governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided the payment thereof is not at the time required by
       Section 7.1 of this Agreement and that appropriate reserves have been established therefor on the books of the Company or such Restricted Subsidiary in accordance with generally accepted accounting principles;

            (iii) create, incur or suffer to exist Liens incurred or deposits made in the ordinary course of business

              (A) in connection with worker's compensation, unemployment insurance and other like laws, or

              (B) to secure the performance of letters of credit, bids, tenders, sales contracts, leases, Eligible Derivatives, statutory obligations, surety, appeal and performance bonds and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

             (iv) create, incur or suffer to exist attachment, judgment and other similar Liens arising in connection with court proceedings not in excess of One Million Dollars ($1,000,000) in the aggregate for all such Liens, provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceeding and that appropriate reserves have been established therefor on the books of the Company or such Restricted Subsidiary in accordance with generally accepted accounting principles;

              (v) create, incur or suffer to exist Liens on Property of a Restricted Subsidiary, provided such Liens secure only obligations owing to the Company or a Restricted Subsidiary;

             (vi) create, incur or suffer to exist reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real Property, provided such exemptions or encumbrances do not in the aggregate materially detract from the value of said Properties or materially interfere with their use in the ordinary conduct of the owning company's business;

             (vii) create, incur or suffer to exist Liens existing at the date of acquisition on Property acquired in bona fide liquidation, collection or other realization upon, or settlement of, collateral held to secure receivable obligations; provided that any such Lien will not extend to any Property other than the Property so acquired;

            (viii) create, incur or suffer to exist Liens to secure Debt incurred to finance the cost of acquisition of any computer or other office equipment useful and intended to be used in carrying out the business of the Company or a Restricted Subsidiary; provided that

               (A)   any such Lien shall attach solely to the Property acquired;

               (B)   the aggregate amount remaining unpaid on the purchase
                price shall not be in excess of one hundred percent (100%) of

                      (1)     the total purchase price or
                     (11)    the Fair Market Value at the time of acquisition,
                      whichever is lower; and

                (C) such Lien is created or assumed with respect to such Property, at the time of, or within twelve (12) months after, such acquisition;

                               and

            (ix)   modify, extend, renew or replace any Lien permitted by this
       Section 7.6(a) upon the same Property theretofore subject thereto, or modify, extend, renew or replace the Debt secured thereby; provided, that in any such case the principal amount (outstanding at the time of such modification, extension, renewal or replacement) of such Debt so modified, replaced, extended or renewed shall not be increased.

                (b) Equal and Ratable Uen; Equitable Uen. In case any Property is subjected to a Lien in violation of this Section 7.6, the Company shall make or cause to be made provision (the documents, agreements and instruments by which such provision is effected being subject to the approval of the Required Holders) whereby the Notes will be secured equally and ratably with all other obligations secured thereby, and in any case the Notes shall have the benefit, to the full extent that the holders may be entitled thereto under applicable law, of an equitable Lien so equally and ratably securing the Notes. Such violation of this Section 7.6 shall constitute an Event of Default whether or not any such provision is made pursuant to this Section 7.6(b).

                       7.7     Permitted Debt.

  Subject to Section 7.8 of this Agreement, the Company shall not, and shall not permit any Restricted Subsidiary to, incur, create, issue, assume or permit to exist any Debt other than

           (a)     Senior Debt of the Company;

           (b)     Subordinated Debt of the Company;

           (c) liabilities (other than for borrowed money) incurred in the regular operation of the business of the Company or a Restricted Subsidiary and not more than three (3) months overdue, unless contested in good faith by appropriate proceedings and adequate reserves have been set aside with respect thereto;

           (d) Debt of a Restricted Subsidiary to the Company or to a Restricted Subsidiary;

           (e) Debt of the Company secured by Uens permitted under the provisions of Section 7.6(a)(viii) of this Agreement; and

                                 Restricted Guarantees of the Company.

                       7.8     Limitations on Debt.

                       The Company shall not at any time permit

            (a) Consolidated Debt to exceed eight hundred percent (800%) of Consolidated Adjusted Net Worth; or

            (b) Consolidated Senior Debt to exceed six hundred fifty percent (650%) of Consolidated Adjusted Net Worth; or

            (c) Qualified Assets to be less than one hundred percent (1 00%) of the sum (at such time) of

                   (i)     Company Senior Obligations, plus

                   (ii) the aggregate unpaid principal amount of Subordinated Debt, less

                   (iii)   the aggregate unpaid principal amount of the Notes.

                       7.9     Long-Term Leases.

             (a) The Company shall not, and shall not permit any Restricted Subsidiary to, become obligated, as lessee, under any Long-Term Lease if, at the time of entering into any such Long-Term Lease and after giving effect thereto, the aggregate Rentals payable by the Company and the Restricted Subsidiaries, on a consolidated basis, in any one fiscal year thereafter under all Long-Term Leases would exceed five percent (5%) of Consolidated Adjusted Net Worth determined as at the end of the most recently ended fiscal year of the Company, at such time.

             (b) Any Person that becomes a Restricted Subsidiary after the Initial Closing Date shall be deemed to have entered into, at the time that it becomes a Restricted Subsidiary, all Long-Term Leases on which such Person is lessee existing immediately after it becomes a Restricted Subsidiary.

                       7.10 Guarantees.

   The Company shall not, and shall not permit any Restricted Subsidiary to, become or be liable in respect of any Guarantee other than a Restricted Guarantee.

                       7.11 Maintenance of Consoiidated Adjusted Net Worth and Consolidated Effective
              Net Worth.

     (a) The Company shall at all times keep and maintain Consolidated Adjusted Net Worth in an amount not less than the sum of (i) One Hundred Million Dollars

($1 00,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993 anL: at or prior to such time, of the greater, for each fiscal quarter, of

     (A) Zero Dollars ($O) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

           lb) The Company shall at all times keep and maintain Consolidated Effective Net Worth in an amount not less than the sum of (i) Two Hundred Sixty-Five Million Dollars ($265,000,000) plus (ii) the sum, for all fiscal quarters of the Company ended subsequent to January 1, 1993 and at or prior to such time, of the greater, for each fiscal quarter, of (A) Zero Dollars ($O) and (B) fifty percent (50%) of Consolidated Net Earnings for each such fiscal quarter.

                     7.12 Consolidated Earnings Available for Fixed Charges.

    The Company shall not permit Consolidated Earnings Available for Fixed Charges for any period of four (4) consecutive fiscal quarters of the Company to be less than one hundred ten percent (110%) of Consolidated Fixed Charges for such period.

                       7.13 Restricted Payments.

        (a)    The Company shall not:

             (i) declare or pay any dividends, either in cash or Property, on any class of its capital stock, or otherwise, except


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

 or

        (ii) directly, or indirectly or through any Subsidiary, purchase, redeem or retire any of its capital stock or any warrants, rights or options to purchase or otherwise acquire any shares of its capital stock except

                 (A) in exchange for or out of the substantially concurrent issue and sale of shares of its capital stock, or warrants, rights or options to purchase or otherwise acquire any shares of its capital stock, so long as the proceeds of such concurrent issue and sale are not required by agreement, statute or regulation to be otherwise applied by the Company,

                 (B) out of a substantially concurrent contribution to capital,

                 (C) repurchases of Class Bi Common Stock which the Company is required to make from the holders thereof who no longer have loans from the Company outstanding, or

                 (D) redemptions or cancellations of Class B Stock or Class C Stock pursuant to Section 6.2(i) of the Company's by-laws as in effect on the date hereof, so long as no cash or other Property is paid to the holders thereof; or

    (iii) directly, or indirectly or through any Subsidiary, make any other payment or distribution in respect of its capital stock (such declarations and payments of dividends, purchases, redemptions or retirements of stock, warrants, rights or options and all such other distributions, together with all payments in respect of Subordinated Debt pursuant to Section 7.18(c) of this Agreement being herein collectively called "Restricted Payments"), if after giving effect thereto the aggregate amount of Restricted Payments, together with all Patronage Dividends payable in cash and all cash dividends on Class
B Stock and Class C Stock, declared or made during the period from and after December 31, 1991 to and including the date of the declaration or making of the Restricted Payment in question, would exceed the sum of

           (A)     Fifteen Million Dollars ($15,000,000), plus

           (B) percent (50%) of Consolidated Adjusted Net Income (or minus one hundred percent (1 00%) of Consolidated Adjusted Net Income in the case of a deficit) for the period commencing on January 1, 1992 and ending on the last day of the fiscal year of the Company most recently ended on such date, all computed on a cumulative basis for said entire period.

               (b) The Company shall not declare any dividend payable more than sixty (60) days after the date of the declaration thereof.

                (c) For the purposes of this Section 7.13, the amount of any Restricted Payment declared or paid or distributed in Property of the Company or any Restricted Subsidiary shall be deemed to be the greater of book value or Fair Market Value, as determined in good faith by the Board of Directors (in each case after deducting any liabilities relating thereto which are, concurrently with the receipt of such Restricted Payment, assumed by the recipient thereo@, of such Property at the time of the making of the Restricted Payment in question.

                  (d) The Company shall not declare or make any Restricted Payment if, after giving effect thereto, a Default or an Event of Default would exist.

                      7.14 Limitation on Investments.

                     (a) The Company shall not, and shall not permit any Restricted Subsidiary to, make any Restricted Investments.

                    (b) Any corporation which becomes a Restricted Subsidiary subsequent to the date shall be deemed to have made, immediately after becoming a Restricted Subsidiary, any Restricted Subsidiary
          Investment that it shall have outstanding at the time it shall become a Restricted Subsidiary.

                      7.15 Transactions with Affiliates.

                      (a) The Company shall not, and shall not permit any Restricted Subsidiary to, enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any Affiliate except (i) for the NCB Development Corporation Contribution and (ii) in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Restricted Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

                     (b) Any corporation that becomes a Restricted Subsidiary subsequent to the date of this Agreement shall be deemed to have entered into, at the date it becomes a Restricted Subsidiary, all transactions with Affiliates with respect to which such corporation will be obligated immediately after it becomes a Restricted Subsidiary.

                      7.16 Repurchase of Notes.

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

                      7.17 Issuance of Subordinated Debt.

    The Company shall not create, issue, assume, guarantee or in any manner become liable after the date of this Agreement in respect of any Subordinated Debt having a maturity earlier than March 31, 2000, or the benefit of any mandatory sinking fund or similar provision for the prepayment thereof prior to March 31, 2000.

                      7.18 Voluntary Retirement of Subordinated Debt.

    The Company shall not, directly or indirectly or through any Subsidiary, purchase, redeem or otherwise retire or acquire prior to the respective stated maturities thereof, the whole or any part of any issue of Subordinated Debt except

      (a) subject to Section 7.17 of this Agreement, in accordance with the applicable provisions tt.---,eof or of any indenture, agreement or similar instrument under or pursuant to which such Debt has been issued, unconditionally requiring payments into a sinking fund, periodic prepayments, or other analogous payments for the amortization of such Debt, or

      (b) out of the proceeds of a substantially concurrent issue or sale of capital stock or Debt ranking on a parity with, or junior to, the Debt proposed to be purchased, redeemed or otherwise retired or acquired, or

     (c) out of funds that at the time are available for Restricted Payments pursuant to, and within the limitations of, Section 7.13 of this Agreement, it being understood that the amounts so used pursuant to this clause (c) shall reduce pro tanto the amount otherwise available for Restricted Payments under Section 7.13 of this Agreement.

                      7.19 Subordination Provisions.

     The Company shall not, at any time, be a party to any amendment, waiver or modification of any subordination provisions or payment provisions applicable to any Subordinated Debt.

                      7.20 Une of Business.

     The Company shall, and shall cause each of the Restricted Subsidiaries to, remain primarily in the business conducted by the Company and the Restricted Subsidiaries on the Initial Closing Date.

                      7.21 ERISA Compliance.

      The Company and each Subsidiary shall promptly comply with all provisions of ERISA applicable to any of them which, if not complied with, might result in a Lien or charge upon any Property of the Company or any Subsidiary or might in the aggregate otherwise materially adversely affect the business, profits, prospects, Properties or condition (financial or otherwise) of the Company or any Subsidiary. Without limiting the generality of the foregoing, neither the Company nor any Subsidiary will cause any Pension Plan maintained or participated in by it to:

      (a)     engage in any "prohibited transaction," as such term is defined in
      Section 4975 of the Internal Revenue Code of 1986, as amended; or

               lb) incur any material "accumulated funding deficiency," as such term is defined in Section 302 of ERISA, whether or not waived.

                      7.22 Class A Notes.

        (a) No Voluntary Prepayment The Company shall not, directly or indirectly or through any Subsidiary, purchase, redeem or otherwise retire or acquire, prior to the respective stated maturities thereof, the whole or any part of any Class A Notes except out of the net cash proceeds of a substantially concurrent issue or sale of Class B Stock or Class C Stock.

         (b) No Amendments. The Company shall not amend, modify, terminate, or waive any of its rights u.,der the Financing Agreement or any of the Class A Notes (or any other agreement or similar instrument under or pursuant to which such Class A Notes have been issued) without the prior written consent of the Required Holders, except that the Company may enter into an amendment of the Financing Agreement providing for a prepayment of the Class A Notes in 201 0 and 2015 with the proceeds of a substantially simultaneous issue of equity or Subordinated Debt.

                       7.23 Incorporation of Affirmative and Negative Covenants.

          (a) During all such times as the Bank Loan Agreement shall remain in force, (i) the Company and the Restricted Subsidiaries shall comply and remain at all times in compliance with the provisions of Article 6 and Article 7 thereof and any Financial Covenant set forth in any other provision thereof and (ii) all of the provisions of Article 6 and Article 7 of the Bank Loan Agreement and any other Financial Covenants set forth therein, together with all relevant definitions pertaining thereto, shall hereby be incorporated herein by reference, mutatis mutandis.

          (b) No Financial Covenant incorporated herein by virtue of Section 7.23(a) hereof shall supersede, replace, amend, supplement or modify any other provision of this Agreement, including any covenant contained herein which addresses a subject matter similar to that of such incorporated Financial Covenant.

               SECTION 8. INFORMATION AS TO THE COMPANY

                       8.1     Financial and Business Information.

    The Company shall deliver to you, if at the time you or your nominee holds any Note, and to each other institutional holder of the then outstanding Notes:


          (a) Quarterly Statements - as soon as practicable after the end of the first, second and third quarterly fiscal periods in each fiscal year of the Company, and in any event within sixty (60) days thereafter, two (2) copies of:

              (i) consolidated balance sheets of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, as at the end of such quarter, and

              (ii) consolidated statements of income and cash flows of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail and certified as complete and correct, subject to changes resulting from year-end adjustments, by a principal financial officer of the Company;

         (b) Annual Statements - as soon as practicable after the end of each fiscal year of the Company, a.,-d in any event within ninety
         (90) days thereafter, duplicate copies of:

            (i) consolidating and consolidated balance sheets of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, as at the end of such year, and

           (ii) consolidating and consolidated statements of income, changes in members' equity and cash flows of the Company and its consolidated Subsidiaries, and the Company and the Restricted Subsidiaries, for such year, setting forth in comparative form the figures for the previous fiscal year, all in reasonable detail, satisfactory in scope to the Required Holders and

            (A) except in the case of the consolidating statements which may be certified as complete and correct by a principal financial officer of the Company, accompanied by an opinion thereon, satisfactory in scope and substance to the Required Holders, of independent certified public accountants of recognized national standing selected by the Company, which opinion shall state that such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied (except for changes in application in which such accountants concur and which are noted in the financial statements) and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances,

         (B) a statement from such independent certified public accountants that such consolidating statements were prepared using the same work papers as were used in the preparation of such consolidated statements, and

       (C) a certification by a principal financial officer of the Company (in scope and substance satisfactory to the Required Holders) that such consolidating and consolidated statements are true and correct;

 (c) Opinions Pursuant to Section 7.1 - as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety (90) days thereafter, duplicate copies of any opinions required pursuant to Section 7.1 of this Agreement;

 (d) Audit Reports - promptly upon receipt thereof, one (1) copy of each interim or special audit made by independent accountants of the books of the Company or any Subsidiary;

 (e) SEC Reports -- promptly upon their becoming available (but in no event later than the date of filing), one (1) copy of each regular or periodic report and any registration statement or prospectus filed by the Company or any Subsidiary with any securities exchange or with the Securities and Exchange Commission or any successor agency;

 (f) Materials Sent to Stockholders - promptly upon their becoming available (but in no event later than the date of sending to stockholders), one (1) copy of each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to stockholders (other than, in the case of any Subsidiary, the Company) generally;

  (g) Notice of Event of Default -- promptly upon becoming aware of the existence of any condition or event which constitutes a Default or an Event of Default, a written notice specifying the nature and period of existence thereof and what action the Company is taking and proposes to take with respect thereto;


  (h) Notice of Claimed Default -- promptly upon becoming aware that the holder of any Note or of any evidence of indebtedness or other Security of the Company or any Subsidiary has given notice or taken any other action with respect to a claimed default or Event of Default, a written notice specifying the notice given or action taken by such holder and the nature of the claimed default or Event of Default and what action the Company or such Subsidiary is taking or proposes to take with respect thereto;

  (i) Loan Portfolio Reports - together with each quarterly financial statement required to be delivered pursuant to clause (a) of this Section 8.1, one (1) copy of

     (i) a monthly Loan Portfolio Report of the Company setting forth, with respect to loans held in its portfolio, classifications relating to delinquency, non-performance, risk rating, loss allowances and other related matters as of the end of the last month of the fiscal quarters covered by such financial statements, to be prepared on substantially the same basis and to contain substantially the same information as the Loan Portfolio Report, dated October 1 1, 1 994, in respect of the month of September, 1994, a copy of which was delivered to you prior to the Initial Closing Date, and

     (ii) a quarterly Report on Allowances for Loan Losses and Reserves of the Company, to be prepared on substantially the same basis and to contain substantially the same information as the Report on Allowances for Loan Losses and Reserves, dated August 31, 1994, a copy of which was delivered to you prior to the Initial Closing Date, provided that such monthly and quarterly reports need not, unless you or any other holder of Notes shall reasonably so request, disclose the names of the obligors on such loans;and

  (f) Requested Information -- with reasonable promptness, such other data and information with respect to the Company and the Restricted Subsidiaries as from time to time may be reasonably requested, including, without limitation, information required by 17 C.F.R. 230.144.'.

                 8.2     Officers' Certificates.

    Each set of financial statements delivered to you or any other institutional holder of the Notes pursuant to Section 8.1 (a) or Section 8.1 (b) of this Agreement will be accompanied by a certificate of the President or a Vice President and the Treasurer or an Assistant Treasurer of the Company setting forth:

              (a) Covenant Compliance -- the information (including, where applicable, detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Section 7 of this Agreement during the period covered by the financial statements then being furnished;

              (b) Event of Default - that the signers have reviewed the relevant terms of this Agreement and the Financing Agreement and have made, or caused to be made, under their supervision, a review of the transactions and conditions of the Company and the Subsidiaries from the beginning of the accounting period covered by the financial statements being delivered therewith to the date of the certificate and that such review has not disclosed the existence, during such period, of any condition or event which constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company has taken or proposes to take with respect thereto; and

              (c) Loan PonYolio Changes -- an explanation, in reasonable detail, of the differences disclosed in the Loan Portfolio Reports accompanying such financial statements from the information set forth in the Loan Portfolio Reports delivered after the end of the immediately preceding fiscal quarter of the Company.

          8.3     Accountants' Certfficates.

          Each set of annual financial statements delivered pursuant to Section
8.1 (b) of this Agreement will be accompanied by a certificate of the accountants who certify such financial statements, stating that they have reviewed this Agreement insofar as it relates to accounting matters and stating further, whether, in making their audit, such accountants have become aware of any condition or event which then constitutes a Default or an Event of Default, and, if any such condition or event then exists, specifying the nature and period of existence thereof.

          8.4     Inspection.

          The Company will permit any of your representatives, while you or your nominee holds any Note, or the representatives of any other institutional holder of the Notes, at your or such holder's expense so long as no Default or Event of Default is then continuing and otherwise at the sole expense of the Company, to visit and inspect any of the Properties of the Company or any Subsidiary (and to take extracts from, and make copies of, their respective books and records) and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants (and by this provision the Company authorizes said accountants to discuss with your representatives the finances and affairs of the Company and the Subsidiarierl all at such reasonable times and as often as may be reasonably requested.

SECTION 9. EVENTS OF DEFAULT

9.1     Nature of Events.

An "Event of Default" shall exist if any of the following occurs and is continuing:

       (a) Principal or Yield-Maintenance Premium Payments -- the Company fails to make any payment of principal or Yield-Maintenance Premium on any Note on or before the date such payment is due;

       (b) Interest Payments -- the Company fails to make any payment of interest on any Note on or before the date such payment is due and such failure shall continue for a period of three (3) Business Days;

       (c) Particular Defaults - the Company or any Subsidiary fails to perform or observe any covenant contained in Section 7.4 through Section 7.PP (other than Section 7.14, Section 7.15 and Section 7.20) of this Agreement, inclusive; or the Company shall terminate or modify any provision of the Financing Agreement or shall fail to perform or observe any covenant contained in the Financing Agreement;

       (d) Other Defaults -- the Company or any Subsidiary fails to comply with any other provision of this Agreement, and such failure continues for more than thirty (30) days after any officer of the Company has knowledge thereof;

       (e) Warranties or Representations - any warranty, representation or other statement by or on behalf of the Company contained in this Agreement or in any instrument furnished by or on behalf of the Company in compliance with or in reference to this Agreement was or shall have been false or misleading in any material respect at the time made;

       (f) Default on Indebtedness or Other Security - the Company or any Restricted Subsidiary fails to make any payment due on any one or more Material Obligations or any event shall occur or any condition shall exist in respect of any one or more Material Obligations of the Company or any Restricted Subsidiary, or under any agreement securing or relating to any such Material Obligations (and any such failure, event or condition shall not have been cured, waived or consented to by the holder or holders of such Material Obligations or a trustee therefor), the effect of which is

               (i) to cause (or permit any holder of such Material Obligation or a trustee of such holder to cause) such Material Obligation or Material Obligations, or a portion thereof, to become due prior to its or their stated maturity or prior to its or their regularly scheduled dates of payment (regardless of any limitations, such as those applicable to Subordinated Debt, on the amount of such Material Obligations which may be paid upon such acceleration),

              (ii) to permit a trustee or the holder of any Security (other than common stock )f the Company or any Restricted Subsidiary) to elect a majority of the directors on the board of directors of the Company or such Restricted Subsidiary, or

             (iii) to permit the holder of any such Material Obligation to require the Company or any Restricted Subsidiary to repurchase such Material Obligation or a portion thereof from such holder;

       (g) Involuntary Bankruptcy Proceeding -- a receiver, liquidator, custodian or trustee of the Company or any Restricted Subsidiary, or of any of the Property of any of such Persons, is appointed by court order and such order remains in effect for more than ninety (90) days; or the Company or any Restricted Subsidiary is adjudicated bankrupt or insolvent; or any of the Property of any of such Persons is sequestered by court order and such order remains in effect for more than ninety (90) days; or a petition is filed against the Company or any Restricted Subsidiary under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and is not dismissed within thirty (30) days after such filing;

        (h) Voluntary Petitions -- the Company or any Restricted Subsidiary files a petition in voluntary bankruptcy or seeking relief under any provisions of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consents to the filing of any petition against it under such law;

        (i) Assignments for Benefit of Creditors, etc. - the Company or a Restricted Subsidiary makes an assignment for the benefit of its creditors, is not paying its debts generally as they become due, admits in writing its inability to pay its debts generally as they become due or consents to the appointment of a receiver, trustee, custodian or liquidator of the Company or such Restricted Subsidiary or of all or any part of the Property of any of such Persons; or

        (j) Undischarged Final Judgments - final judgment or judgments for the payment of money, aggregating in excess of Five Hundred Thousand Dollars ($500,000) for all such judgments, is or are outstanding against the Company or any of the Restricted Subsidiaries and any one of such judgments has been outstanding for more than thirty (30) days from the date of its entry and has not been discharged in full or stayed.

9.2     Default Remedies.

        (a) Acceleration on Event of Default. If an Event of Default exists, then
              (i) if such Event of Default is an Event of Default specified in clause (g), clause (h) or clause (i) of Section 9.1 of this Agreement with respect to the Company, all of the Notes at the time outstanding shall automatically become immediately due and payable at par together with interest accrued thereon, without presentment, demand, protest or notice of any kind, all of which are hereby waived '--y the Company, and

             (ii) if such Event of Default is any other Event of Default, the holder or holders of at least thirty-five percent (35%) in principal amount of any Series of Notes then outstanding (exclusive of Notes then held by any one or more of the Company, any Restricted Subsidiary or any Affiliate) may exercise any right, power or remedy permitted to such holder or holders by law, and may, in particular, at its or their option, by notice in writing to the Company, declare all of such Series Notes to be, and all of such Series of Notes shall thereupon be and become, immediately due and payable, together with interest accrued thereon and together with the Yield-Maintenance Premium, if any, with respect to each Note in such Series, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company, provided that the Yield-Maintenance Premium, if any, with respect to each such Note shall be due and payable upon such declaration only if

                    (A) such event is an Event of Default specified in any of clause (a) to clause (@, inclusive, or clause 0) of Section
                9.1 of this Agreement,

                    (B) the holders making such declaration shall have given to the Company, at least ten (1 0) Business Days before such declaration, written notice stating its or their intention so to declare such Series of Notes to be immediately due and payable and identifying one or more such Events of Default whose occurrence on or before the date of such notice permits such declaration and

                    (C) one or more of the Events of Default so identified shall be continuing at the time of such declaration.

        (b) Acceleration on Payment Default. During the existence of an Event of Default described in Section 9.1 (a) or Section 9.1 (b) hereof, and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to Section 9.2(a)(ii) hereof, any holder of Notes who or which shall have not consented to any waiver with respect to such Event of Default may, at his or its option, by notice in writing to the Company, declare the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to such holder the entire principal of and interest accrued on such Notes and, to the extent permitted by law, the Yield-Maintenance Premium at such time with respect to such principal amount of such Notes.

        (c) Valuable Rights. The Company acknowledges, and the parties hereto agree, that the right of each holder to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) is a valuable right and that the provision for payment of a Yield-Maintenance Premium by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

        (d) Other Remedies. If any Event of Default or Default shall occur and be continuing, the holder of any Note may proceed to protect and enforce its rights under this Agreement and such Note by exercising such remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in this Agreement or in aid of the exercise of any power granted in this Agreement. No remedy conferred in this Agreement upon the holder of any Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy conferred herein or now or hereafter existing at law or in equity or by statute or otherwise.

        (e) Nonwaiver and Expenses. No course of dealing on the part of any holder of Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. If the Company shall fail to pay when due any principal of, or Yield-Maintenance Premium or interest on, any Note, or shall fail to comply with any other provision hereof, the Company shall pay to each holder of Notes, to the extent permitted by law, such further amounts as shall be sufficient to cover the costs and expenses, including but not limited to reasonable afforneys' fees, incurred by such holder in collecting any sums due on such Notes or in otherwise assessing, analyzing or enforcing any rights or remedies that are or may be available to it.

9.3     Annulment of Acceleration of Notes.

        If a declaration is made pursuant to Section 9.2(a)(ii) of this Agreement in respect of any Series of Notes by any holder or holders thereof then, and in every such case, the holders of sixty-six percent (66%) in aggregate principal amount of such Series of Notes then outstanding (exclusive of Notes then owned by any one or more of the Company, any Restricted Subsidiary or any Affiliate) may, by written instrument filed with the Company, rescind and annul such declaration, and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

              (a) no judgment or decree has been entered for the payment of any monies due pursuant to such Series of Notes or this Agreement;

              (b) all arrears of interest upon all of the Notes of such Series and all other sums payable under such Series of Notes and under this Agreement (except.any principal of or interest on the Notes of such Series which has become due and payable by reason of such declaration under Section 9.2(a)(ii) of this Agreement) shall have been duly paid; and

              (c) each and every other Default and Event of Default shall have been waived pursuant to Section 11.4 of this Agreement or otherwise made good or cured, and provided further that no such rescission and annulment shall extend to or affect any subsequent Default or Event @f Default or impair any right consequent thereon.

SECTION 10.  INTERPRETATION OF THIS AGREEMENT

     10.1 Terms Defined.

     As used in this Agreement, the following terms have (unless otherwise limited by the context) the following respective meanings (or the meanings set forth in the Section of this Agreement referred to opposite such term) and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:

         "Adjusted Tangible Assets" - at any time means all assets (including, without duplication, the capitalized value of any leasehold interest under any Capitalized Lease) except:

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

       "Agreement, this" - means this agreement, as it may be amended and/or restated from time to time.

       "Asset Disposition Date" - Section 7.5(a) of this Agreement.

       "Asset Securitization" -- means, with respect to any Person, a transaction involving the sale or transfer of receivables by such Person (an "Originator") to a special purpose corporation or grantor trust (an "SPV') established solely for the purpose of purchasing such receivables from the Company for cash in an amount equal to the Fair Market Value thereof; provided, however, that the Company may (A) establish and maintain a reserve account containing cash or Securities as a credit enhancement in respect of any such sale or (8) purchase or retain a subordinated interest in such receivables being sold.

       "Asset Securitization Recourse Liability" - means, at any time, with respect to any Person, the maximum amount of such Person's liability (whether matured or contingent) under any agreement, note or other instrument in connection with any one or more Asset Securitizations in which such Person has agreed to repurchase receivables or other assets, to provide direct or indirect credit support (whether through cash payments, the establishment of reserve accounts containing cash or Securities, an agreement to reimburse a provider of a letter of credit for any draws thereunder, the purchase or retention of a subordinated interest in such receivables or other assets, or other similar arrangements), or in which such Person may be otherwise liable for all or a portion of any SPV's obligations under Securities issued in connection with such Asset Securitizations.

       "Bank Loan Agreement" - means the Second Amended and Restated Loan Agreement, dated as of December 15, 1993, by and among the Company, the banks signatory thereto and National Westminster Bank USA, as agent, as may be amended from time to time.

       "Board of Directors" - at any time means the board of directors of the Company or any committee thereof which, in the instance, shall have the lawful power to exercise the power and authority of such board of directors.

       "Business Day" - at any time means a day other than a Saturday, a Sunday or, in the case of any Note with respect to which the provisions of Section 4.1 of this Agreement are applicable, a day on which the bank designated (by the holder of such Note) to receive (for such holder's account) payments on such
Note is required by law (other than a general banking moratorium or holiday for a period exceeding four (4) consecutive days) to be closed.

       "Capitalized Lease" - means any lease the obligation for Rentals with respect to which is required to be capitalized on a balance sheet of the lessee in accordance with generally accepted accounting principles.

       "Class A Notes" - means "class A notes" the terms of which are defined in 12 U.S.C. 30-14 as in effect on the Initial Closing Date.

       "Class B Stock" - means "class E3 stock" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Initial Closing Date.

       "Class Bl Common Stock'- means the series of Class B stock comprising Class B stock purchased for -ash after June 28, 1984.

       "Class C Stock' -- means "class C stock" the terms of which are defined in 12 U.S.C. 3014 as in effect on the Initial Closing Date.

       "Company" - introductory sentence to this Agreement.

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

      "Consolidated Adjusted Net Income" - for any fiscal period of the Company means net earnings or net loss (determined on a consolidated basis) of the Company and the Restricted Subsidiaries after income taxes for such period, but excluding from the determination of such earnings the following items (together with the income tax effect,if any, applicable thereto):

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

        "Consolidated Adjusted Net Worth" - at any time means, with respect to the Company and the Restricted Subsidiaries (determined on a consolidated basis):

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

                (iv) goodwill, the excess of the cost of assets acquired over the book value of such assets on the books of the transfgror, the excess of the cost of investments in any Person (including any Subsidiary) over the value of such investments on the books of such Person at the time of making such investments, organizational or experimental expense, patents, trademarks, copyrights, trade names and other intangibles;

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

       "Consolidated Assets" - at any time means the assets of the Company and the Restricted Subsidiaries that would be reflected on a consolidated balance sheet for the Company and the Restricted Subsidiaries at such time.

       "Consolidated Debt" - at any time means all Debt of the Company and the Restricted Subsidiaries, plus, without duplication, the aggregate amount of the obligations of the Company and the Restricted Subsidiaries set forth below, at such time:

            (a) the face amount of all letters of credit issued by the Company or any Restricted Subsidiary and all bankers'acceptances accepted by the Company or any Restricted Subsidiary; and

            (b) the aggregate amount of all assets with respect to which the Company or a Restricted Subsidiary has any Asset Securitization Recourse Liabilities in respect of promissory notes and other interest bearing obligations sold or otherwise transferred by the Company or any Restricted Subsidiary (regardless of whether such aggregate amount of assets is in excess of the amount of such Asset Securitization Recourse Liabilities), whether for the repurchase of defaulted notes or obligations or otherwise.

        "Consolidated Earnings Available for Fixed Charges" - for any fiscal period of the Company means the sum of

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

         "Consolidated Effective Net Worth - at any time means the sum of

             (a)    Consolidated Adjusted Net Worth at such time; plus

             (b) the aggregate outstanding principal amount of Class A Notes at such time.

          "Consolidated Fixed Charges" - for any fiscal period of the Company means, on a consolidated basis for the Company and the Restricted Subsidiaries, the sum of:

             (a) all interest and all amortization of Debt discount and expense on all Debt for borrowed money of the Company and the Restricted Subsidiaries; plus

             (b) all Rentals payable during such period by the Company and the Restricted Subsidiaries.

          "Consolidated Net Earnings" - means, for any period, the net income or loss of the Company and the Restricted Subsidiaries, as applicable (determined on a consolidated basis for such Persons at such time), for such period, as determined in accordance with generally accepted accounting principles in effect at such time.

          "Consolidated Senior Debt" - at any time means the aggregate amount of the obligations of the Company and the Restricted Subsidiaries set forth below that would be reflected on a consolidated balance sheet for the Company and the Restricted Subsidiaries at such time:

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

           "Default" - means an event or condition the occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

           "Disposition Assets" - Section 7.5(a) of this Agreement.

           "Disposition Stock" - Section 7.4 of this Agreement.

           "Disposition Subsidiary" - Section 7.4 of this Agreement.

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

           "Event of Default" -- Section 9.1 of this Agreement.

           "Exchange Act" - means the Securities Exchange Act of 1934, as amended.

           "Fair Market Value" - at any time with respect to any Property, means the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

           "Financial Covenant" - shall mean any covenant, agreement or provision (including, without limitation, the definitions applicable thereto) of or applicable to the Company or any Restricted Subsidiary contained in any agreement governing, or instrument evidencing, any Debt (or commitment to lend), other than Debt or a commitment to lend among the Company and one or more Restricted Subsidiaries, of the Company or any Restricted Subsidiary in an aggregate principal amount greater than Five Million Dollars ($5,000,000), which covenant, agreement or provision:

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

                      (c) merge, consolidate or acquire or be acquired by any. Person;

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

          "Financing Agreement" -- means the Financing Agreement, - made as of December 21, 1989, by and between the Department of the Treasury, an executive department of the United States government, and the Company, as in effect on the Initial Closing Date.

          "Financing Documents" - means this Agreement, the Notes, the other Note Purchase Agreements and the other agreements and instruments to be executed pursuant to the terms of each of such Financing Documents, as each may be amended from time to time.

          "Guarantees" - at any time means, subject to the last sentence of this definition, all obligations of any Person guaranteeing or in effect guaranteeing any indebtedness or obligation or dividend of any other Person (the "primary obligoe') in any manner, whether directly or indirectly, including, without limitation, all obligations incurred through an agreement, contingent or otherwise, by such Person

              (a) to purchase any indebtedness or obligation or any Property constituting security therefore,

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

         "Initial Closing" -- Section 1.3 of this Agreement.

         "Initial Closing Date" -- Section 1.3 of this Agreement.

         "Investments" - has the meaning assigned to such term in the definition of "Restricted Investments" in this Section 10.1.

         "Lien" - means any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute or contract, and including but not limited to the security interest lien arising from a mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Property. For the purposes of this Agreement, the Company or a Restricted Subsidiary shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, financing lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.

          "Long-Term Lease" - means any lease (other than a Capitalized Lease) having an original term, including any period for which the lease may be renewed or extended at the option of the lessor, of more than one (1) year at the time the lessee shall have entered into such lease.

         "Material Obligation(s)" - means any one or more Debts or other Securities having an aggregate outstanding principal or stated amount for all such Debts or other Securities of One Million Dollars ($1,000,000) or more.

          NCB Development Corporation Contribution -- means the contribution made by the Company to NCB --Development Corporation in any fiscal period of the Company pursuant to 12 U.S.C. 3051 (d), as in effect on the Initial Closing Date.

         "Notes" - Section 1.1 (e) of this Agreement.

         "Note Purchase Agreemenf'-- Section 1.5 of this Agreement.

         "Other Purchaser(s)" - Section 1.5 of this Agreement.

         "Patronage Dividends" -- means "patronage dividend", as such term is defined in 12 U.S.C. 3019(b)(2) as in effect on the Initial Closing Date.

         "Pension Plans" - means all "employee pension benefit plans", as such term is defined in Section 3 of ERISA, maintained or participated in by the Company or any of the Subsidiaries, as from time to time in effect.

         "Permitted Proceeds Application" - means, in connection with a sale of assets in accordance with Section 7.5 hereof or a sale of Subsidiary Stock in accordance with Section 7.4 hereof, the application by the Company or a Restricted Subsidiary of the amount of proceeds specified in such Section to any of the following:

               (a) the acquisition by the Company or such Restricted Subsidiary of Adjusted Tangible Assets to be used in the ordinary course of business of the Company or such Restricted Subsidiary within ninety (90) days of such sale, so long as any proceeds to be applied pursuant to this clause (a) are invested in accordance with clause (c) hereof until such time as such proceeds are so applied,

               (b) the prepayment, allocated in proportion to the respective outstanding principal amounts thereof, of each of the Notes in accordance with Section 5.2 of this Agreement and Section 5.2 of each of the Other Restated Agreements, as the case may be, within ten (10) Business Days following the consummation of such sale, so long as any proceeds to be applied pursuant to this clause (b) are invested in accordance with clause (c) hereof until such time as such proceeds are so applied,

               (c) the investment of such proceeds in any Investment specified in clauses (d) to (k), inclusive, of the definition of "Restricted Investment" no later than the next Business Day following the consummation of such sale; provided that such proceeds are applied as provided in either of the foregoing clauses (a) or (b) of this definition within the period therein specified, or

               (d) the repayment of Debt outstanding under any revolving credit or similar agreement which provides for successive reborrowings and repayments thereunder at the Company's option; provided that (I) the aggregate amount of such proceeds so applied shall not exceed the lesser of Fifty Million Dollars ($50,000,000) and ten percent (10%) of Consolidated Total Assets and (ii) the amount of Debt so repaid shall be reborrowed and applied as provided in either of the foregoing clauses (a) or (b) within the period therein specified.

          "Person" -- means an individual, partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.

          "Property" - means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          "Purchasers" -- means and includes each of the Persons listed in the Purchaser Schedule.

          "Purchaser Schedule" - Section 1.5 of this Agreement.

          "Qualified Assets" - at any time means the sum of

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

                 (c)     the Company's Investments other than Restricted
           Investments.

          "Reinvestment Yield" - the definition of 'Yield-Maintenance Premium".

          "Relevant Treasury Yield" - means,

                 (a) the annual yield to maturity (reported as of 10:00 a.m., New York City time) on the date that is seven calendar days prior to the Series C Closing Date on the display page on the Bloomberg Financial Markets System (Page USD or such other display on the Bloomberg Financial Markets System as shall replace Page USD) providing the most current yields to maturity for actively traded
           "On The Run" United States Treasury securities with a maturity of five (5) years; or, if no such United States Treasury security is so listed, then

                 (b) the annual yield to maturity determined by interpolating between the annual yields to maturity of the "On The Run" United States Treasury securities with a maturity:

                        (i) most nearly equal to and less than five (5) years; and

                        (ii) most nearly equal to and greater than five (5) years.

          "Rentals" - at any time means all fixed rentals (including as such all payments which the lessee is obligated to make to the lessor on termination of a lease or surrender of leased Property) payable by the Company or a Restricted Subsidiary, as lessee or sublessee under a lease of Property, exclusive of any amounts required to be paid by the Company or a Restrieid Subsidiary (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume or gross revenues.

          "Required Holders" -- at any time means the holder or holders of at least sixty-six and two-thirds percent (66 2/3%) in aggregate principal amount of each of the Series A Notes and the Series B Notes at the time outstanding (exclusive of Notes then owned by any one or more of the Company, any Restricted Subsidiary and any Affiliates).

         "Restricted Guarantees" -- at any time means all Guarantees by the Company of obligations of others that constitute sum certain obligations at the time such Guarantees are incurred.

         "Restricted Investments" - at any time means all investments, made in cash or by delivery of Property, by the Company and the Restricted Subsidiaries
(x) in any Person, whether by acquisition of stock, indebtedness or other obligations or Securities, or by loan, advance or capital contribution, or otherwise, or (y) in any Property (items (x) and (y) herein called "Investments"), except the following:

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

               (d) Investments in commercial paper of any corporation which, at the time of acquisition by the Company or a Restricted Subsidiary, is accorded the highest rating by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., Duff & Phelps, Inc. or Moody's Investors Service, Inc. (or any other nationally recognized credit rating agency of similar standing if none of such corporations is then in the business of rating commercial paper);

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

               (h) Investments in marketable general obligations of any state, territory or possession of the United States of America, or any political subdivision of any of the foregoing, or the District of Columbia, given one of the three (3) highest credit ratings in respect of the type of such obligations by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. or Moody's Investors Service, Inc., and the obligor of which

                      (i) has general taxing authority and the power to levy such taxes as may be required for the payment of principal and interest thereon, and

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

               (m) Investments in marketable corporate debt securities given a credit rating of "K or better by each of Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. and Moody's Investors Service, Inc.;

               (n) Investments in asset-backed securities issued against a pool of receivables which (i) have an average life or final maturity of not more than five (5) years and (ii) have been given a long-term rating of "AAA" or better by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. or Moody's Investors Service, Inc.; and

               (o) Investments in mortgage-backed securities issued against an underlying pool --%f mortgages which (i) have an average life, as determined by the dealer's prepayment assumptions at the time of purchase, of not more than five (5) years and (ii) have been given a long-term rating of "AAA" or better by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. or Moody's Investors Service, Inc.; provided, that notwithstanding the foregoing clauses (a) through (o), inclusive, the term Restricted Investments shall for all purposes include all Investments described in the foregoing clauses (d) through (k), inclusive, to the extent that they mature more than one (1) year from the date of acquisition thereof by the Company or a Restricted Subsidiary.

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

          "Securities Act" -- means the Securities Act of 1933, as amended.

          "Security" -- shall have the same meaning as in Section 2(l) of the Securities Act; provided, however, th,it Asset Securitization Recourse Liabilities shall not constitute "Securities" except (i) to the extent that such obligations arise from the Company's obligation to repurchase receivables or other assets as a result of a default in payment by the obligor thereunder or any other default in performance by such obligor under any agreement related to such receivables or (ii) if the Company shall maintain a reserve account containing cash or Securities in respect of any such obligations or shall retain or purchase a subordinated interest therein, to the extent of the amount of such reserve account or subordinated interest.

          "Selected Commercial Bank" -- means

                (a) one of the one hundred (1 00) largest commercial banks organized under the laws of the United States of America or any state thereof and accorded a rating of "B" or better by Thomson BankWatch, Inc. (or accorded a comparable rating by another nationally recognized rating agency of similar standing if Thomson BankWatch, Inc. is not then in the business of rating commercial banks);
           or

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

          "Series; Series of Notes" - means one or more of the Series A Notes, the Series B Notes or the Series C Notes, as the context may require.

          "Series A Notes" - Section 1.1 (a) of this Agreement.

          "Series B Notes" - Section 1.1 (b) of this Agreement.

          "Series C Closing" - Section 1.4(c) of this Agreement.

          "Series C Closing Date" - Section 1.4(a) of this Agreement.

          "Series C Interest Rate" - Section 1.4(b) of this Agreement.

          "Series C Noteholder Notice" - Section 1.4(c) of this Agreement.

          "Series C Notes" - Section 1.1 (c) of this Agreement.

          "SPV' -- has the meaning assigned to such term in the definition of "Asset Securitization" in this section 10.1.

          "Subordinated Debt'-- means (a) the Class A Notes and (b) all notes, debentures or other evidences of indebtedness of the Company for borrowed money of the Company which shall contain or have applicable thereto subordination provisions providing for the subordination of such indebtedness to the Notes and all other Senior Debt (but not to any other Debt) of the Company substantially in the following form:

               "Anything in this subordinated note to the contrary notwithstanding, the indebtedness evidenced by this subordinated note shall be subordinate and junior in right of payment, to the extent and in the manner hereinafter set forth, to all indebtedness of the Company for money borrowed, whether outstanding at the date of this subordinated note or incurred after the date of this subordinated note, which is not by its terms subordinate or junior to any other indebtedness of the Company (such indebtedness of the Company, together with (i) all premiums (if any) due on such indebtedness,
           (ii) all interest accrued on such indebtedness (including, without limitation, any interest which accrues after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of the Company, whether or not such interest is allowed under applicable law), and (iii) all other amounts payable from time to time to the holders of, or in respect of, such indebtedness (including, without limitation, all costs and expenses relating thereto) to which this subordinated note is subordinate and junior being herein called "Superior Indebtedness"):

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

      The Company covenants and agrees, for the benefit of each and every present and future holder of Superior Indebtedness, that in the event that pursuant to the provisions hereof this subordinated note is declared or becomes due and payable because of an occurrence of an event of default described herein or otherwise, then each holder of any Superior Indebtedness then outstanding shall have the right to declare immediately due and payable on demand all or any part of such Superior Indebtedness owing and payable to such holder, regardless of any other maturity or terms of said Superior Indebtedness; and if and when any such default has occurred, or any notice of default under the terms hereof may be served upon the Company, then in each such event the Company shall and hereby agrees that it will immediately notify the holders of the Superior Indebtedness o' Ruch default or notice thereof, as the case may be.

     No right of any present or future holder of any Superior Indebtedness of the Company to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any failure to act on the part of the Company, or by any noncompliance by the Company with the terms, provisions and covenants of this subordinated note, regardless of any knowledge thereof that any such holder of Superior Indebtedness may have or be otherwise charged with. The provisions hereof are solely for the purpose of defining the relative rights of the holders of Superior Indebtedness on the one hand, and the holder or holders of this subordinated note on the other hand, and nothing herein shall impair, as between the Company and the holder of this subordinated note, the obligation of the Company to pay to the holder hereof the principal, premium, if any, and interest hereon in accordance with its terms, nor shall anything herein prevent the holder of this subordinated note from exercising all remedies otherwise permitted by applicable law or hereunder upon default hereunder, subject to the rights, if any, of holders of Superior Indebtedness as herein provided. Each and every holder of this subordinated note by acceptance hereof shall undertake and agree for the benefit of each holder of Superior Indebtedness to execute, verify, deliver and file any proofs of claim, consents, assignments or other instruments which any holder of Superior Indebtedness may at any time require in order to prove and realize upon any rights or claims pertaining to this subordinated note and to effectuate the full benefit of the subordination contained herein and, upon failure of any such holder of this subordinated note so to do, any such holder of Superior Indebtedness shall be deemed to be irrevocably appointed the agent and attorney-in-fact of such holder of this subordinated note to execute, verify, deliver and file any such proofs of claim, consents, assignments or other instruments."


    "Stock Disposition Date" -- Section 7.4 of this Agreement.

    "Subsidiary" - means a corporation organized under the laws of the United States or Canada, or a jurisdiction thereof, of which the Company owns, directly or indirectly, more than fifty percent (50%) of the Voting Stock.

    "Subsidiary Stock" - Section 7.4 of this Agreement.

    "Voting Stock" - means Securities of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to vote in the election of the corporate directors (or persons performing similar functions).

     "Yield-Maintenance Premium" -- means, with respect to any Note in any Series of Notes, a premium equal to the excess, if any, of the Discounted Value of the Called Principal of such Note over the sum of

       (i)     such Called Principal plus

       (ii) interest accrued thereon subsequent to the most recent scheduled interest paymei.4@ date up to and including the Settlement Date with respect to such Called Principal.

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

       "Reinvestment Yield" -- means, with respect to the Called Principal of any Note, the yield to maturity implied by

          (a) the yields reported, as of 1 0:00 a.m. (New York City time) on the Business Day next preceding the Settlement Date with respect to such Called Principal, on the display designated as "Page 678" on the Telerate Service (or such other display as may replace Page 678 on the Telerate Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Ufe of such Called Principal as of such Settlement Date, or if such yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable,

         (b) the Treasury Constant Maturity Series yields reported, for the latest day for which such yields shall have been so reported as of the Business Day next preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release # H.1 5(519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date.

   Such implied yield shall be determined, if necessary, by

           (i) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and

           (ii)   interpolating linearly between reported yields.

     "Remaining Average Life" - means, with respect to the Called Principal of any Note, the number of years (calculated to the nearest one-twelfth (1/12) year) obtained by dividing

           (a)     such Called Principal into

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

    "Settlement Date" - means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 5.2 or is declared to be immediately due and payable pursuant to Section 9, as the context requires.

      10.2 Accounting Principles.

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

       10.3 Directly or Indirectly.

     Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

                      10.4 Goveming Law.

       THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH INTERNAL NEW YORK LAW.

SECTION 11.  MISCELLANEOUS

     11. 1 Notices.

     All communications under this Agreement or under the Notes shall be in writing and shall be mailed by registered or certified mail, telecopied or sent by overnight courier,

           (a) if to you, at your address shown on the Purchaser Schedule, marked for attention as therein indicated, or at such other address as you may have furnished the Company in writing, or

           (b) if to the Company, at its address set forth in Section 7.3 of this Agreement, or at such other address as it may have furnished in writing to you and all other holders of the Notes at the time outstanding.

Any notice so addressed and mailed by registered or certified mail, telecopied or sent by overnight courier shall be deemed to be given when so mailed, telecopied or sent.

           11.2 Survival.

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

           11.3 Successors and Assigns.

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

           11.4 Amendment and Waiver.

               (a) Amendment and Waiver. This Agreement may be amended, and the observance of any term of this Agreement may be waived, with (and only with) the written consent of the Company and the Required Holders; provided, that no such amendment or waiver of any of the provisions of Section 1 through Section 5 of this Agreement, inclusive, shall be effective as to you unless consented to by you in writing; and provided further, that no such amendment or waiver shall, without the written consent of the holders of all the Notes at the time outstanding,

                     (i) subject to Section 9.3 of this Agreement, change the amount or time of any payment of principal or Yield-Maintenance Premium or the rate or time of payment of interest,

                    (ii)    amend or waive any provision of Section 9.1 (a),
               Section 9.1 (b),  Section 9.2 or Section 9.3 of this Agreement,

                   (iii) amend the definition of "Required Holders" contained in Section 10.1 hereof, or

                    (iv)    amend or waive any provision of this Section 11.4.

              (b) Binding Effect. Any amendment or waiver shall apply equally to all holders of Notes and shall be binding upon them, upon each future holder of any Note and upon the Company, whether or not such Note shall have been marked to indicate such amendment or waiver.
           No such amendment or waiver shall extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon.

           11.5 Reproduction of Documents.

           This Agreement and all documents relating thereto, including without limitation,

               (a) consents, waivers and modifications which may hereafter be executed,

               (b) documents received by either party to this Agreement at the Initial Closing and the Series C Closing (except the Notes themselves), and

               (c) financial statements, certificates and other information previously or hereafter furnished to either party to this Agreement,

may be reproduced by either party to this Agreement by any photographic, photostatic, microfilm, micro-card, miniature photographic, digital or other similar process and either party to this Agreement may, at its option, destroy any original document so reproduced. The parties to this Agreement agree and stipulate that any such reproduction shall likewise be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

           11.6 Severabilify.

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

          11.7 Payments, When Received.

              (a) Payments Due on Holidays. If any payment due on, or with respect to, any Note shall fall due on a day other than a Business Day, then such 'payment shall be made on the first Business Day following the day on which such payment shall have so fallen due; provided that if all or any portion of such payment shall consist of a payment of interest, for purposes of calculating such interest, such payment shall be deemed to have been originally due on such first following Business Day, and such interest shall accrue and be payable to (but not including) the actual date of payment.

             (b) Payments Received after 1:00 p.m.. Any payment actually received by you before 1:00 p.m. (New York City time), by federal funds wire transfer on any Business Day, shall be deemed to have been received by you on such day. Notwithstanding Section 4.1 of this Agreement, any payment actually received by you on or after 1:00 p.m. (New York City time) by federal funds wire transfer on any Business Day, shall be deemed to have been received on the next following Business Day. All payments received by you on a day other than a Business Day, or in a manner other than by federal funds wire transfer, shall be deemed to have been received by you on the Business Day such amounts actually become available to you prior to
        1:00 p.m. (New York City time).

                     11.8 Duplicate Originals.

     Two (2) or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument.



   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.  NEXT PAGE IS SIGNATURE PAGE]








                                                     59


   If this Agreement is satisfactory to you, please so indicate by signing the acceptance at the foot of a counterpart of Agreement and returning such counterpart to the Company, whereupon this Agreement will become binding between us in accordance with its terms.



                                          Very truly yours,


                                           NATIONAL CONSUMER COOPERATIVE
                                           BANK


                                            By /s/ Richard L. Reed

                                            Name: Richard L. Reed
                                            Title: Treasurer

          Accepted:

           [Separately executed by each
            of the following Purchasers]

            LUTHERAN BROTHERHOOD

            By /s/ Michael Landreville

            Name: Michael Landreville
            Title: Assistant Vice President


            AUSA LIFE INSURANCE COMPANY, INC.

            By /s/ Gregory W. Theobald

            Name: Gregory W. Theobald
            Title: Vice President and Assistant Secretary





            INTERNATIONAL LIFE INVELTORS INSURANCE COMPANY

            By /s/ Gregory W. Theobald

            Name: Gregory W. Theobald
            Title: Vice President and Assistant Secretary


            THE CANADA LIFE ASSURANCE COMPANY

            By /s/ Brian J. Lynch

            Name: Brian J. Lynch
            Title: Associate Treasurer

                                                         ANNEX 1
                                                   Purchaser Schedule

  Purchaser Name                 LUTHERAN BROTHERHOOD

  Name in Which Note is          LUTHERAN BROTHERHOOD
  Registered

  Principal Amount, Series       R-1; Series B
  and Registration Number of     $7,000,000
  Notes to be Purchased

  Payment on Account of
  Note
      Method                    Federal Funds Wire Transfer

      Account Information       Norwest Bank Minnesota, N.A.
                                ABA # 091000019
                                For credit to Trust Clearing Account #08-40-245
                                Attn: Carol Batchelder
                                For Credit to: Lutheran Brotherhood
                                Account #: 12651300

      Method                    By Mail:

                                Lutheran Brotherhood
                                Norwest Bank Minnesota, N.A.
                                P.O. Box 1450
                                NW 9919
                                Minneapolis, MN 55485

 Accompanying Information       Each such wire transfer shall set forth:

                                A/C Lutheran Brotherhood
                                Account #: 12651300
                                Security Description
                                Private Placement Number: 63556* BH 8
                                Reference Purpose of Payment
                                Interest and/or Principal Breakdown

Address for Notices Related    Lutheran Brotherhood
to Payments                    Attn: Investment Accounting/Trading Administrator
                                     625 Fourth Avenue South
                                     1 Oth Floor
                                     Minneapolis, MN 55415

Address for All other          Lutheran Brotherhood
Notices                        Attn: Investment Division
                                     625 Fourth Avenue South
                                     Minneapolis, MN 55415


                                        Annex 1 -1


                                        ANNEX 1
                              Purchaser Schedule (Cont.)

 Purchaser Name                LUTHERAN BROTHERHOOD

 Address for Delivery of       Norwest Bank Minnesota, N.A.
 Notes                         733 Marquette Avenue
                               Aftention: Security Control and Transfer
                                          5th Floor, Window 1
                                          Investors Building
                                          Minneapolis, MN 55479-0051

             copy to           Marlene J. Nogle, Esq.
                               Assistant Vice President
                               Law Division
                               Lutheran Brotherhood
                                             625 Fourth Avenue South
                                             Minneapolis, MN 55415

 Tax Identification Number     41 -0385700








                                                Annexl-2

                                                          ANNEX 1
                                                Purchaser Schedule (Cont.)

 Purchaser Name                  AUSA LIFE INSURANCE COMPANY, Inc.

 Name in Which Note is           AUSA LIFE INSURANCE COMPANY, Inc.
 Registered

 Principal Amount, Series        R-1; Series A
 and Registration Number of      $3,000,000
 Notes to be Purchased

 Payment on Account of
 Note
       Method                    Federal Funds Wire Transfer

       Account Information       Morgan Guaranty Trust Company
                                 ABA # 021000238

                                 Account of: AUSA Life Insurance Company, Inc. Account No.: 001-60-362

Accompanying Information        Each such wire transfer shall set forth the name
                                of the Company, the full title (including the coupon rate, Series and final maturity date) of such Notes, a reference to "PPN# 63556* BG 0" for the Series A Notes, and the due date and application (as among principal, premium and interest) of the payment being made.

Address for Notices Related     AEGON USA Investment Management, Inc.
to Payments                     Attention: Mike Meese
                                           4333 Edgewood Road N.E.
                                           Cedar Rapids, IA 52499

Address for All other           AEGON USA Investment Management, Inc.
Notices                         Attention: Director of Private Placements
                                           1111 North Charles Street
                                           Baltimore, MD 21201

                                           Telecopier: 410-347-8686

 Address for Delivery of         AEGON USA Investment Management, Inc.
 Notes                           Attention: Marla Kempes
                                            4333 Edgewood Road N.E.
                                            Cedar Rapids, IA 52499

 Tax Identification Number       36-6071399




                                                          Annex 1-3

                                                           ANNEX 1
                                                 Purchaser Schedule (Cont.)

Purchaser Name                   INTERNATIONAL LIFE INVESTORS INSURANCE
                                 COMPANY

Name in Which Note is            INTERNATIONAL LIFE INVESTORS INSURANCE
Registered                       COMPANY

Principal Amount, Series         R-2; Series A
and Registration Number of       $6,100,000
Notes to be Purchased

Payment on Account of
 Note
      Method                     Federal Funds Wire Transfer

      Account Information        Morgan Guaranty Trust Company
                                 SSS # 021000238

                                 Account of: International Life Investors
                                 Insurance Company
                                 Account No.: 600-07-996

Accompanying Information        Each such wire transfer shall set forth the name
                                of the Company, the full title (including the coupon rate, Series and final maturity date) of such Notes, a reference to "PPN# 63556* BG 0" for the Series A Notes, and the due date and application (as among principal, premium and interest) of the payment being made.

Address for Notices Related      AEGON USA Investment Management, Inc.
to Payments                      Attention: Mike Meese
                                            4333 Edgewood Road N.E.
                                            Cedar Rapids, IA 52499

Address for All other            AEGON USA Investment Management, Inc.
Notices                          Attention: Director of Private Placements
                                            1111 North Charles Street
                                             Baltimore, MD 21201

                                             Telecopier: 410-347@86

Address for Delivery of          AEGON USA Investment Management, Inc.
Notes                            Attention: Marla Kempes
                                            4333 Edgewood Road N.E.
                                            Cedar Rapids, IA 52499

Tax  Identification Number       22-2824743


                                                   Annexl-4

                                                    ANNEX I
                                               Purchaser Schedule (Cont.)

Purchaser Name                 THE CANADA LIFE ASSURANCE COMPANY

Name in Which Note is          INCE & CO.
Registered

Principal Amount, Series       R-3; Series A
and Registration Number of     $3,900,000
Notes to be Purchased

Payment on Account of
Note
     Method                    Federal Funds Wire Transfer

     Account Information       Ince & Co.
                               c/o Morgan Guaranty Trust Company of New York
                               ABA # 021 000 238

                               Account No.: 999-99-024
                               Attn: Custody Collection

                               For: The Canada Life Assurance Company
                               Custody Account No. 41233

Accompanying Information       Each such wire transfer shall set forth the name
                               of the Company, the full title (including the type of security, coupon rate, Series and final maturity date) of such Notes, a reference to "PPN# 63556* BG 0" the Series A
                               Notes, and the due date and application (as among principal, premium and interest) of the payment being made.

Address for Delivery of        Morgan Guaranty Trust Company
Notes                          15 Broad Street
                               17th Floor
                               New York, N.Y.
                               Custody Incoming
                               Attention: Price Olivier

                               For:      The Canada Life Assurance Company
                                         Custody Account No. 41233








                                                        Annex 1-5

                                                        ANNEX 1
                                               Purchaser Schedule (Cont.)

Purchaser Name                  THE CANADA LIFE ASSURANCE COMPANY

Address for Notices Related     Morgan Guaranty Trust Company
               to Payments                     60 Wall Street
                                               New York, NY 10260
                                               Attention: Bob Rich

             copy to            The Canada Life Assurance Company
                                               330 University Avenue
                                               Toronto, Ontario, Canada M5G 1 R8
                                Attention: Supervisor, Securities Accounting

Address for All other           The Canada Life Assurance Company
               Notices                         Investment Department, U-6
                                               330 University Avenue
                                               Toronto, Ontario, Canada M5G 1 R8
                                 Attention: U.S. Private Placements

 Tax Identification Number       38-0397420








                                                        Annex 1-6

. I

                                                            ANNEX 2
                                                 Disclosures of the Company

               SUBSIDIARIES AND AFFILIATES (SECTION 2.1)

Name of SubsidiarylAffiliate  Jurisdiction of   Nature and Extent of
                                                Affiliation Incorporation

NCB Mortgage Corporation**           Delaware   The Company is the owner of all
                                                outstanding voting stock of NCB
                                                Mortgage Corporation

NCB Business Credit                   Delaware  Wholly owned subsidiary of the
Corporation**                                   Company

NCB Financial Corporation**           Delaware  Wholly owned subsidiary of the
                                                Company

NCB Savings Bank, FSB**        Federal Charter  Wholly owned subsidiary of NCB
                                                Financial Corporation

NCB Development Corporation       District of   The Company was directed by
                               Columbia non-    12.U.S.C. 3051 (b) to organize
                           profit corporation   NCBDC, which has no capital
                                               stock.  Six of its nine directors
                                               are directors of the Company.
                                               The Company makes annual
                                               contributions to NCBDC and
                                               provides office space and
                                               services for which the Company
                                               is reimbursed at its cost.

Cooperative Funding                Delaware    Wholly owned subsidiary of NCB
Corportion**                                   Business Credit Corporation

NCB Insurance Brokers, Inc.**      New York    Wholly owned subsidiary of NCB
                                               Mortgage Corporation

NCB Investment Advisers, Inc.**    Delaware    Wholly owned subsidiary of NCB
                                               Business Credit Corporation

NCB 1, Inc.**                      Delaware    Special purpose corporation and
                                               wholly owned subsidiary of the
                                               Company

Restricted Subsidiary




                                                           Annex 2-1

                                                          ANNEX 2
                                            Disclosures of the Company (Cont.)

 PAYMENT INSTRUCTIONS (1.2)

                      Signet Bank
                              Richmond

                      ABA # 051 006 778

                      Account:       NCB Operating Account
                      Account        652-029-3439

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

INDEBTEDNESS (SECTION 2.15)

   As of the Initial Closing Date, the Company had outstanding Debt for borrowed money as follows:

         Investor                            Amount                Maturity

National Westminster Bank, et al.         $170,000,000      December 31, 1996
                                          ($60,000,000
                                           outstanding)

Signet Bank/Maryland                      $11,000,000          Upon demand
                                        ($0 outstanding)

PNC Bank                                   $10,000,000          Upon demand
                                        ($0 outstanding)

Credit Suisse                             $10,000,000       November 10, 1997

Massachusetts Mutual Life Insurance      $25,000,000        October 15, 1995
Company

Equitable Variable Ufe Insurance Company $7,000,000           June 24, 1997

                                         $2,000,000        December 24, 1997



                                                   Annex 2-2

                                                   ANNEX2

                                      Disclosures of the Company (Cont.)


          Investor                            Amount                 Maturity

The Equitable Life Assurance Society of the   $3,000,000    December 24, 1997
United States

Mellon Bank, N.A., as Trustee for First Plaza $3,000,000    December 24, 1997
Group Trust (as directed by Equitable Capital
Management Corporation)

Principal Mutual Life Insurance Company      $10,000,000   December 24, 1997

IDS Certificate Company                       $8,000,000       June 24, 1997

Safeco Life Insurance Company                 $4,000,000       June 24, 1997

Phoenix Home Life Mutual Insurance            $5,000,000       June 24, 1998
Company

Provident Mutual Life Insurance Company of    $2,500,000       June 24, 1998
Philadelphia

Provident Mutual Life and Annuity Company of  $1,000,000       June 24, 1998
America

Mutual Service Life Insurance Company           $500,000       June 24, 1998

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

       Each of the'Company, NCB Mortgage Corporation and NCB Business Credit Corporation sells mortgage loans, ESOP loans and other loans from its portfolio in the ordinary course of business, structured either as an Asset Securitization or a sale of whole loans. The SPV or other purchaser typically provides for an alternative security interest and files a financing statement covering the loans sold to it in order to protect itself against a subsequent determination that such sale was not a sale but rather a loan.

                                   Annex 2-3

       In order to provide a 117!uidity facility, NCB Savings Bank, FSB ("NCSSB") is party to a Blanket Agreement for Advances And Security Agreement, dated as of March 23, 1990, with the Federal Home Loan Bank of Cincinnati (the "FHLB") pursuant to which it grants a security interest to the FHLB in its FHLB stock and in its mortgage portfolio as security for advances that the FHLB agrees to make to NCBSB.





                                Annex 2-4

                                                                  EXHIBIT Al
                        FORM OF SERIES A SENIOR NOTE

                     NATIONAL CONSUMER COOPERATIVE BANK

                8.84% SERIEs A SENIOR NOTE DUE MARCH 31, 2000


R-
$                                                                    (Date]
PPN:

       FOR VALUE RECEIVED, the undersigned, NATIONAL CONSUMER COOPERATIVE
BANK (herein called the "Company"), a corporation organized under the laws of the United States which does business as the National Cooperative Bank, hereby
promises to pay to, or registered assigns, the principal sum of       DOLLARS
($           ) on with interest (computed on the basis of a three hundred sixty
(360) day year of twelve (12) thirty (30) day months) on the unpaid principal balance hereof at the rate of eight and eighty-four one-hundredths percent (8.84%) per annum from the date hereof, payable semi-annually on the sixteenth
(16th) day of each June and December in each year, commencing on the interest payment date next succeeding the date hereof, until the principal hereof shall have become due and payable, and to pay on demand interest on any overdue principal (including any overdue prepayment of principal) and Yield-Maintenance Premium, if any, and (to the extent permitted by applicable law) on any overdue instalment of interest, at a rate equal to the higher of (a) ten and eighty-four one-hundredths percent (10.84%) per annum or (b) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York, New York (from time to time in New York City) as its prime rate for preferred borrowers.

        Payments of principal, Yield-Maintenance Premium, if any, and interest shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts to the registered holder hereof at the address shown in the register maintained by the Company for such purpose, in the manner provided in the Note Purchase Agreement (as herein defined).

        This Note is one of a series of Series A Senior Notes of the Company issued in an aggregate principal amount limited to $13,000,000 pursuant to the Company's separate Note Purchase Agreements (collectively, the "Note Purchase Agreement"), each dated as of December 16, 1994, with each of the Purchasers listed on Annex 1 attached thereto, and is entitled to the benefits thereof.
As provided in the Note Purchase Agreement, this Note is subject to prepayment, in whole or in part, in each case as specified in the Note Purchase Agreement.

        This Note is a registered note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or its attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

        In case an Event of Default shall occur and be continuing, the principal of this Note may be declared due and payable in the manner and with the effect provided in the Note Purchase Agreement.

        The Company agrees to pay, and save the holder hereof harmless against, any liability for the payment of any costs and expenses, including reasonable attorneys' fees, arising in connnection with the enforcement by the holder of any of its rights under this Note or the Note Purchase Agreement.

        All capitalized terms used but not specifically defined herein shall have the respective meanings assigned to them in the Note Purchase Agreement.

        THIS NOTE AND THE NOTE PURCHASE AGREEMENT ARE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE,STATE OF NEW YORK.

                                             NATIONAL CONSUMER COOPERATIVE
                                             BANK


                                             By
                                             Name:
                                             Title:








                                   Exhibit Al-2

                                                                 EXHIBIT A2
                           FORM OF SERIES B SENIOR NOTE

                        NATIONAL CONSUMER COOPERATIVE BANK

                    8.85% SERIES B SENIOR NOTE DUE MARCH 31, 2000


R-
$                                                                  (Date]
PPN:

       FOR VALUE RECEIVED, the undersigned, NATIONAL CONSUMER COOPERATIVE
BANK (herein called the "Company"), a corporation organized under the laws of the United States which does business as the National Cooperative Bank, hereby
promises to pay to, or registered assigns, the principal sum of         DOLLARS
($           ) on                   with interest (computed on the basis of a
three hundred sixty (360) day year of twelve (12) thirty (30) day months) on the unpaid principal balance hereof at the rate of eight and eighty-five one-hundredths percent (8.85%) per annum from the date hereof, payable semi-annually on the sixteenth (1 6th) day of each June and December in each year, commencing on the interest payment date next succeeding the date hereof, until the principal hereof shall have become due and payable, and to pay on demand interest on any overdue principal (including any overdue prepayment of principal) and Yield-Maintenance Premium, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the higher of (a) ten and eighty-five one-hundredths percent (1 0.85%) per annum or lb) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York, New York (from time to time in New York City) as its prime rate for preferred borrowers.

       Payments of principal, Yield-Maintenance Premium, if any, and interest shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts to the registered holder hereof at -Lhe address shown in the register maintained by the Company for such purpose, in the manner provided in the Note Purchase Agreement (as herein defined).

       This Note is one of a series of Series B Senior Notes of the Company issued in an aggregate principal amount limited to $7,000,000 pursuant to the Company's separate Note Purchase Agreements (collectively, the "Note Purchase Agreement"), each dated as of December 16, 1994, with each of the Purchasers listed on Annex 1 attached thereto, and is entitled to the benefits thereof.
As provided in the Note Purchase Agreement, this Note is subject to prepayment, in whole or in part, in each case as specified in the Note Purchase Agreement.

       This Note is a registered note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or its attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose

                                 Exhibit A2-1

of receiving payment and for all, other purposes, and the Company shall not be affected by any notice to the contrary.

       In case an Event of Default shall occur and be continuing, the principal of this Note may be declared due and payable in the manner and with the effect provided in the Note Purchase Agreement.

       The Company agrees to pay, and save the holder hereof harmless against, any liability for the payment of any costs and expenses, including reasonable attorneys' fees, arising in connection with the enforcement by the holder of any of its rights under this Note or the Note Purchase Agreement.

       All capitalized terms used but not specifically defined herein shall have the respective meanings assigned to them in the Note Purchase Agreement.

       THIS NOTE AND THE NOTE PURCHASE AGREEMENT ARE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

                                            NATIONAL CONSUMER COOPERATIVE
                                            BANK



                                            By
                                            Name:
                                            Title:







                                 Exhibit A2-2
                                                                 EXHIBIT A3

                       FORM OF SERIES C SENIOR NOTE

                       NATIONAL CONSUMER COOPERATIVE BANK

                     SERIES C SENIOR NOTE DUE MARCH 31, 2000

R-
$                                                                 [Date]
PPN:

       FOR VALUE RECEIVED, the undersigned, NATIONAL CONSUMER COOPERATIVE
BANK (herein called the "Company"), a corporation organized under the laws of the United States which does business as the National Cooperative Bank, hereby promises to pay to, or registered assigns, the principal sum of
DOLLARS ($            ) on             with interest (computed on the basis of
a three hundred sixty (360) day year of twelve (12) thirty (30) day months) on
the unpaid principal balance hereof at the rate of         and     -    -
one-hundredths percent (_._%) per annum from the date hereof, payable semi-
annually on the [     ] ([ ]) day of each June and December in each year,
commencing on the interest payment date next succeeding the date hereof, until the principal hereof shall have become due and payable, and to pay on demand interest on any overdue principal (including any overdue prepayment of principal) and Yield-Maintenance Premium, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate
equal to the higher of (a) _ and         -     one-hundredths percent (_._%)
per annum or (b) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York, New York (from time to time in New York City) as its prime rate for preferred borrowers.

       Payments of principal, Yield-Maintenance Premiur-n, if any, and interest shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts to the registered holder hereof at the address shown in the register maintained by the Company for such purpose, in the manner provided in the Note
Purchase Agreement (as herein defined).

       This Note is one of a series of Series C Senior Notes of the Company issued in an aggregate principal amount limited to $12,000,000 pursuant to the Company's separate Note Purchase Agreements (collectively, the "Note Purchase Agreement"), each dated as of December, 1994, with each of the Purchasers listed
on Annex 1 attached thereto, and is entitled to the benefits thereof.   As
provided in the Note Purchase Agreement, this Note is subject to prepayment, in whole or in part, in each case as specified in the Note Purchase Agreement.

       This Note is a registered note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or its attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose

                             Exhibit A3-1

of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

       In case an Event of Default shall occur and be continuing, the principal of this Note may be declared due and payable in the manner and with the effect provided in the Note Purchase Agreement.

       The Company agrees to pay, and save the holder hereof harmless against, any liability for the payment of any costs and expenses, including reasonable attorneys' fees, arising in connection with the enforcement by the holder of any of its rights under this Note or the Note Purchase Agreement.

       All capitalized terms used but not specifically defined herein shall have the respective meanings assigned to them in the Note Purchase Agreement.

       THIS NOTE AND THE NOTE PURCHASE AGREEMENT ARE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

                                           NATIONAL CONSUMER COOPERATIVE
                                           BANK



                                           By
                                           Name:
                                           Title:








                                 Exhibit A3-2

                                  EXHIBIT BI



                                SHEA & GARDNER

                           1800 MASSACHUSETTS AVENUE, N.W.

                             WASHINGTON, D.C. 20036



To the Persons Listed on
Annex 1 hereto

         Re: NATIONAL CONSUMER COOPERATIVE BANK
             8.84% Series A Senior Notes due March 31, 2000
             8.85% Series B Senior Notes due March 31, 2000
                 % Series C Senior Notes due March 31, 2000


Ladies and Gentlemen:

    We have acted as counsel for the National Consumer Cooperative Bank (the "Company"), a corporation organized under the laws of the United States and which does business as the National Cooperative Bank, in connection with the execution and delivery by the Company of each separate Note Purchase Agreement (collectively, the "Note Purchase Agreement"), each dated as of December 16, 1994, among the Company and the purchasers listed on the Purchaser Schedule thereto (the "Purchasers"), which provides
(among other things) for the execution and delivery by the Company to the Purchasers of (i) the Company's 8.84% Series A
Senior Notes due March 31, 2000, in the aggregate principal amount of $13,000,000, (ii) the Company's 8.85% Series B Senior
Notes due March 31, 2000, in the aggregate principal amount of $7,000,000, and (iii) the Company's Series C Senior Notes due
March 31, 2000, in the aggregate principal amount of $12,000,000, the inerest rate for which will be determined prior to the Series
C Closing (all in the principal amounts and with the registration number set forth in the Purchaser Schedule, collectively or individually, as the case may be, the "Notes"). All capitalized terms used but not specifically defined in this opinion letter have the respective meanings assigned to them in the Note
Purchase Agreement.

         As such counsel, we have examined such certificates of public officials, certificates of officers of the Company, and copies certified to our satisfaction of records of the Company and of other papers, and have made such other investigations, as we have deemed relevant and necessary as a basis for our opinion hereinafter set forth. In our examination of all such documents, we have

            (i) assumed the genuineness of all signatures (other than signatures of officers of the Company) , the conformity to original documents of documents submitted to us as certified or photostatic copies, and the authenticity of the originals of such documents, and

           (ii) relied upon such certificates of public officials and of officers of the Company with respect to the accuracy of material factual matters contained therein which were not independently established.

With respect to the opinion expressed in paragraph 4 hereof, we have also relied upon the representation made by the Purchasers in Section 1.6 of the Note Purchase Agreement and the warranty contained in Section 2.13 of the Note Purchase Agreement.

        Based on the foregoing, it is our opinion that:

        1. The Company is a corporation duly organized,.validly existing and in good standing under the laws of the United States and has the necessary corporate power and authority to carry on its businesses as now being conducted and to enter into and perform its obligations under the Note Purchase Agreement, the Notes and each other Financing Document.

        2. The Company is duly qualified as a foreign entity and in good standing in each jurisdiction where the nature of the business transacted or Properties owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing would not, in the aggregate, have a materially adverse effect on the operations or financial condition of the Company.

        3. The Note Purchase Agreement, the Notes being delivered to the Purchasers pursuant to the Note Purchase Agreement, and each other Financing Document and Financing Agreement:
(a) have been duly authorized by all requisite corporate action on the part of the Company (no action by any holder of any beneficial interest of the Company being required by law, by the Charter of the Company or the Bylaws of the Company (as each is in effect on the date hereof), or otherwise);

           (b) have been duly executed and delivered by duly authorized officers of the Company; and

                                   3

           (c) are the valid obligations of the Company, legally binding upon and enforceable against the Company in accordance with their respective terms.

The Notes are entitled to the benefits of the terms of the Note
Purchase Agreement.

     4. It is not necessary, under the circumstances contemplated by the Note Purchase Agreement, to register the Notes under the Securities Act, or to qualify an indenture in respect of the Notes under the Trust Indenture Act of 1939, as amended.

     5.    None of the transactions contemplated by the Note
Purchase Agreement will result in any violation of Regulation G, T or X of the Board of Governors of the Federal Reserve System.

     6. The execution and delivery of the Note Purchase Agreement, the Notes and each other Financing Document, and the fulfillment of and compliance with the respective provisions of the Note Purchase Agreement, the Notes, each other Financing Document and the Financing Agreement, do not and will not conflict with, or result in a breach of the terms, conditions, or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the Properties or assets of the Company pursuant to, or require, except as has been obtained or performed, any authorization, consent, approval, exemption, or other action by or notice to or filing with any state or Federal court, administrative or governmental body, or other Person pursuant to,

          (a) the Charter, as in effect on the date hereof, or the Bylaws, as in effect on the date hereof, of the Company,

          (b) any applicable law (including any securities or "Blue Sky" law), statute, rule, or regulation or

          (c) insofar as is known to us, any agreement, instrument,.order, judgment, or decree to which the Company is a party or otherwise subject as of the date hereof.

All opinions herein contained with respect to the enforceability of documents and instruments are qualified to the extent that;

          (a) the availability of equitable remedies, including without limitation, specific enforcement and injunctive relief, is subject to the discretion of the court before which any proceedings therefor may be brought; and

                                 4

          (b) the enforceability of certain terms provided in the Note Purchase Agreement, the Notes and each other
       Financing Document may be limited by

             (i) applicable bankruptcy, reorganization, arrangement, insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally as at the time in effect, and

            (ii) general principles of equity and the discretion of a court in granting equitable remedies
           (whether enforceability is considered in a proceeding at law or in equity).

     This opinion may be relied upon by the Purchasers, Hebb &
Gitlin, special counsel to the Purchasers, and subsequent holders, if any, of the Notes.

                                                   Very truly yours,

                                                   SHEA & GARDNER



                                                   BY:
                                                   Martin J. Flynn

                                 5


                                       ANNEX 1
                                     ADDRESSEES

          Lutheran Brotherhood
          Attn: Investment Division
          625 Fourth Avenue South
          Minneapolis, MN   55415

          Aegon USA Investment Management, Inc.
          ill North Charles Street
          Baltimore, MD 21021

          Canada Life Assurance Company
          330 University Avenue
          Toronto, Ontario
          M5G lR8
          Canada

          Hebb & Gitlin
          One State Street
          Hartford, CT 06103

                                                             EXHIBIT B2

                                HEBB & GITLIN
                           A PROFESSIONAL CORPORATION
                               ATTORNEYS AT LAW
                               ONE STATE STREET
                        HARTFORD, CONNECTICTJT OG103-3178
                                 TELEPHONE
                              (203) 240-2700

                        TELECOPIER: (203) 278-8968

                               TELEX: 752-255

                             WRITER'S DIRECT NUMBER

                                (203) 240-2700

                                                  December 16,1994


To the Persons Listed on
Annex 1 hereto

                   Re:     NATIONAL CONSUMER COOPERATIVE BANK
                           8.84% Series A Senior Notes due March 31, 2000 8.85% Series B Senior Notes due March 31, 2000 Series C Senior Notes due March 31, 2000

Ladies and Gentlemen:

       We refer to each separate Note Purchase Agreement (collectively, the "Note Purchase Agreement"), dated as of December 16,1994, among the National Consumer Cooperative Bank (the "Company"), a corporation organized under the laws of the United States and which does business as the National Cooperative Bank, and the purchasers listed on the Purchaser Schedule (the "Purchasers"), which provide (among other things) for the execution and delivery by the Company to the Purchasers of (i) the Company's 8.84% Series A Senior Notes due March 31, 2000, in the aggregate principal amount of $13,000,000 and (ii) the Company's 8.85% Series B Senior Notes due March 31, 2000, in the aggregate principal amount of $7,000,000 (all in the principal amounts and with the registration numbers set forth in the Purchaser Schedule, collectively or individually, as the case may be, the "Notes"). The Note Purchase Agreement also provides for the future issuance of the Company's Series C Senior Notes due March 31, 2000, in the aggregate principal amount of $12,000,000. All capitalized terms used and not defined in this opinion letter have the respective meanings assigned to them in the Note Purchase Agreement.

   In acting as special counsel to the Purchasers in connection with the transactions contemplated by the Note Purchase Agreement, we have made such investigations of law, and have examined the Note Purchase Agreement, such certificates of public officials and of the Company, and such other documents and records as we have deemed necessary and relevant as a basis for our opinion hereinafter set forth, including the Notes in the principal amounts and with the registration numbers set forth in the Purchaser Schedule.


December 16, 1994
Page 2

   In rendering our opinion, we have relied on the opinion, of even date herewith, of Shea & Gardner counsel for the Company, which has been delivered to the Purchasers pursuant to Section 3.1 of the Note Purchase Agreement, with respect to all questions concerning the due organization, valid existence, power and authority, and good standing of, and the authorization, execution and delivery of documents and instruments by, the Company.

Based on such investigation as we have deemed appropriate, said opinion is satisfactory in form and scope to us. While such investigation was not sufficient to enable us independently to render such opinion, nothing has come to our attention that would cause us to question the legal conclusions set forth therein and, in our opinion, you and we are justified in relying thereon.

    We have also relied, to the extent that we deem necessary and proper, on the representations and warranties contained in Section 1.6 and Section 2.13 of the Note Purchase Agreement.

       Based on the foregoing, it is our opinion that:

      1 .     The Company is a corporation duly organized, validly existing and in good standing under the laws of the United States and has the necessary corporate power and authority to enter into and perform its obligations under the Note Purchase Agreement and the Notes.

      2. The Note Purchase Agreement and the Notes being delivered to the Purchasers pursuant to the Note Purchase Agreement:

              (a)    have been duly authorized by all requisite corporate action
      on the part of the Company    (no action by any holder of any beneficial
      interest of the Company being required by law, by the Charter of the Company or the Bylaws of the Company (as each is in effect on the date hereof, or otherwise);

                (b) have been duly executed and delivered by duly authorized officers of the Company; and

                (c) are the valid obligations of the Company, legally binding upon and enforceable against the Company in accordance with their respective terms.

The Notes are entitled to the benefits of the terms of the Note Purchase Agreement.

        3. Neither the execution and delivery by the Company of the Note Purchase Agreement, nor compliance by the Company with the terms of the Notes and the Note Purchase Agreement, will conflict with, or result in any breach of any of the provisions of, the Charter or the Bylaws of the Company (as each is in effect on the date hereof.

         4. It is not necessary under existing law and the circumstances contemplated by the Note Purchase Agreement, to register the Notes under the Securities Act, or the state securities

           HEBB & GITILIN
            December 16, 1994
            Page 3

or "Blue Sky" laws of the State of New York, or to qualify an indenture in respect of the Notes under the Trust Indenture Act of 1939.

     All opinions herein contained with respect to the enforceability of documents and instruments are qualified to the extent that:

         (a) the availability of equitable remedies, including without limitation, specific enforcement and injunctive relief, is subject to the discretion of the court before which any proceedings therefor may be brought; and

         (b) the enforceability of certain terms provided in the Note Purchase Agreement and the Notes may be limited by

                (i) applicable bankruptcy, reorganization, arrangement, insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally as at the time in effect, and

                (ii) general principles of equity and the discretion of a court in granting equitable remedies (whether enforceability is considered in a proceeding at law or in equity).



       Except in reliance on the opinion of Shea & Gardner as noted above, we
express no opinion with respect to the laws of a    ny jurisdiction other than
the federal laws of the United States of America (as to which, as noted above, we have relied in certain respects on said opinion of Shea & Gardner) and the laws of the State of New York. This opinion may be relied upon by the Purchasers and subsequent holders, from time to time, of the Notes as if it were specifically addressed to such subsequent holders.

                                                         Very truly yours,

                                                         HEBB & GILTIN


HEBB & GITLIN                      ANNEX 1
                                  ADDRESSEES

           Lutheran Brotherhood
           Attn: Investment Division
           625 Fourth Avenue South
           Minneapolis, MN 55415

           AUSA Ufe Insurance Company, Inc.
           AEGON USA Investment Management, Inc.
           4333 Edgewood Road N.E.
           Cedar Rapids, IA 52499

           International Life Investors Insurance Company
           AEGON USA Investment Management, Inc.
           4333 Edgewood Road N.E.
           Cedar Rapids, IA 52499

           The Canada Ufe Assurance Company
           330 University Avenue
           Toronto, Ontario
           M5G 1 R8
           Canada

                                                             EXHIBIT C



                           NATIONAL CONSUMER COOPERATIVE BANK
                                  OFFICERS' CERTIFICATE

                We, Charles E. Snyder and Richard L. Reed, each hereby certify that we are, respectively, the President and the Treasurer of the NATIONAL CONSUMER COOPERATIVE BANX (the "Company"), a corporation organized under the laws of the United States, and that, as such, we are authorized to execute and deliver this Certificate in the name and on behalf of the Company, and that:

                1.   This-certificate is being delivered pursuant to Section
          3.4 of each separate Note Purchase Agreement (collectively, the "Note Purchase Agreement"), dated as of December 16, 1994, among the Company and the purchasers listed on the Purchaser Schedule attached thereto. All capitalized terms used, and not defined in this Certificate have the respective meanings assigned to them in the Note Purchase Agreement.

                2. The warranties and representations contained in Section 2 of the Note Purchase Agreement are (except as affected by transactions contemplated by the Note Purchase Agreement) true in all material respect on the date hereof with the same effect as though made on and as of the date hereof.

                3. The Company has not taken any action or permitted any condition to exist which would have been prohibited by Section 7 of the Note Purchase Agreement had such Section been binding and effective at all times during the period from December 16, 1993, to and including the date hereof.

                4. The Company has performed and complied with all agreements and conditions contained in the Note Purchase Agreement that are required to be performed or complied with by the Company before or at the date hereof.

                5.   True and correct copies of each of

                     (a) the Bank Loan Agreement, as amended by
                            Amendment No. 1 dated December 12, 1994,

                     (b)  the Financing Agreement, and

                     (c)  each of the outstanding Class A Notes; and

                     (d) Federal Home Loan Bank of Cincinnati Blanket Agreement for Advances and Security Agreement, as referenced in Annex 2 to the Note Purchase Agreement;

          in each case, as in effect on the date hereof, are attached to this Certificate as Attachment A, Attachment B, Attachment C, and Attachment D, respectively.

               6. Louise M. Grant is on and as of the date hereof, and at all times subsequent to July 16, 1993, has been, the duly elected, qualified and acting Secretary of the Company, and the signature appearing on the Certificate of Secretary dated the date hereof and delivered to the Purchasers contemporaneously herewith is her genuine signature.

              IN WITNESS WHEREOF, we have executed this Certificate in the name and on behalf of the Company on December 16, 1994.



                              NATIONAL CONSUMER COOPERATIVE BANK



                              BY:
                                  Name: Charles E. @nyder
                                  Title: President



                              BY:
                                  Name: Richard L.Reed
                                  Title: Treasurer








                                        -2-

                    ATTACHMENTS A THROUGH D INTENTIONALLY OMITTED

                                                                   EXHIBIT D





                             NCB CONSUMER COOPERATIVE BANK
                                CERTIFICATE OF SECRETARY



               I, Louise M. Grant, hereby certify that I am the duly elected, qualified and acting Secretary of NATIONAL CONSUMER COOPERATIVE BANK (the "Company"), a corporation organized under the laws of the United States, and that, as such, I have access to its corporate records and am familiar with the matters herein certified. I am authorized to execute and deliver this Certificate in the name and on behalf of the Company, and that:

               1.    This certificate is being delivered pursuant to Section
          3.4 of each separate Note Purchase Agreement (collectively, the "Note Purchase Agreement"), dated as of December 16, 1994, among the Company and the purchasers listed on the Purchaser Schedule attached thereto. All capitalized terms used and not defined in this Certificate have the respective meanings assigned to them in the Note Purchase Agreement.

               2. Attached hereto as Attachment A is a true and correct copy of resolutions, and the preamble thereto, adopted by the Executive Committee of the Board of Directors of the Company on December 16, 1994, such resolutions and preamble set forth in Attachment A hereto were duly adopted by said Executive Committee of the Board of Directors and are in full force and effect on and as of the date hereof, not having been amended, altered or repealed, and such resolutions are filed with the records of the Board of Directors.

               3. The documents listed below were executed and delivered by the Company pursuant to and in accordance with the resolutions set forth in Attachment A hereto and said documents as executed are substantially in the form submitted to and approved by the Board of Directors of the Company as aforementioned:

                     (a) the Note Purchase Agreement; and

                     (b) the Notes in the respective principal amount, bearing the registration numbers and payable as set forth in the Purchaser Schedule.

               4. Attached hereto as Attachment B is a true, correct and complete copy of the Bylaws of the Company as in full force and effect on and as of the date hereof, which Bylaws were last amended by the Board of Directors of the Company on, and have been in full force and effect in said form at all times from and. after April 23, 1992 to and including the date hereof, without modification or amendment in any respect.

                S. Each of the following named persons is on and as of the date hereof, and at all times subsequent to July 16, 1993, has been a duly elected, qualified and acting officer of the Company holding the office or offices set forth below opposite his or her name:

                              Officers Executing Documents

                Charles E. Snyder, President

                Richard L. Reed, Treasurer

                Louise M. Grant, Secretary

                6. The signature appearing opposite the name of each such person set forth above is his or her, as the case may be, genuine signature.

                7. There have been no amendments or supplements to or restatements of the Certificate of Incorporation of the Company since December 7, 1989.

                IN WITNESS WHEREOF, I have hereunto set my hand on December 16, 1994.

                                     By:
                                         Louise M. Grant
                                         Secretary

                                    Attachment A



                         NATIONAL CONSUMER COOPERATIVE BANK
                                  RESOLUTION 94-_

               WHEREAS, there has been submitted to National Consumer Cooperative Bank ("the Company") a draft of the form of Note Purchase Agreement (together with all exhibits and schedules thereto, as the "Note Purchase Agreement"), to be entered into by the Company and the purchasers listed on Annex 1 thereto (together with any affiliates of any thereof, the "Purchasers") pursuant to which the Purchasers will purchase from the Company
          (i) the Company's Series A Senior Notes due March 31, 2000 and in the aggregate principal amount of $13,000,000, (ii) the Company's Series B Senior Notes due March 31, 2000 and in the aggregate principal amount of $7,000,000, and (iii) the Company's Series C Senior Notes due March 31, 2000 and in the aggregate principal amount of $12,000,000 (collectively, the "Notes");

               WHEREAS, Senior Officers of the Company have reviewed in detail and discussed with this Board, acting through its Executive Committee pursuant to Section 4.1 of the Bylaws of the Company, the terms and provisions of the Note Purchase Agreement, including the forms of the Notes specified therein; and

               WHEREAS, on the basis of the Note Purchase Agreement and of the principal terms and provisions of the transactions provided for therein, this Board, acting as aforesaid, deems it advisable and in the best interest of the Company that the transactions provided in the Note Purchase Agreement be consummated substantially in accordance with the provisions of the Note Purchase Agreement; and

               WHEREAS, capitalized terms used in these preambles and resolutions and not herein defined shall have the respective meanings ascribed to them in the Note Purchase Agreement;

               NOW THEREFORE, BE IT RESOLVED, that the form of, and each of the terms and provisions contained in, the Note Purchase Agreement, are hereby authorized and approved in each and every respect; and each and every transaction effected or to be effected pursuant to and substantially in accordance with the terms of the Note Purchase Agreement, including, but not limited to, each specific transaction that is described, authorized and approved in these resolutions, is hereby authorized and approved in each and every respect;

               RESOLVED, that the Company enter into a Note Purchase Agreement with the Purchasers or any affiliate thereof; and that each of the Chairman of the Board, the President, any Vice President, the Treasurer and each other officer of the Company (each, an "Authorized Officer") is hereby severally authorized to execute and deliver, in the name and on behalf of the Company, the Note Purchase Agreement, substantially in the form thereof discussed with this Board and heretofore approved, which such changes therein as shall be approved by the officer executing and delivering the same, such approval-to be evidenced conclusively by such execution and delivery; and

               RESOLVED, that the Company borrow from the Purchasers an aggregate amount of funds as provided in the Note Purchase Agreement, such indebtedness to be evidenced by the Notes, in the amounts and upon the terms and conditions provided for in the Note Purchase Agreement; and that each of the Authorized Officers is hereby severally authorized to execute and deliver the Notes, in the name and on behalf of the Company, substantially in the respective forms thereof presented to this Board and hereby approved, with such changes therein as shall be approved by the officer or officers executing and delivering the same, such approval to be evidenced conclusively by such execution and delivery; and

               RESOLVED, that this Board hereby authorizes each of the Authorized officers, severally, to execute and deliver for and on behalf of the Company the certificates required by the Note Purchase Agreement; and

               RESOLVED, that the Authorized Officers and any person or persons designated and authorized so to act by any Authorized Officer are hereby each severally authorized to do and perform or cause to be done and performed, in the name and on behalf of the Company, all other acts, to pay or cause to be paid, on behalf of the Company, all related costs and expenses and to execute and deliver or cause to be executed and delivered such other notices, requests, demands, directions, consents, approvals, orders, applications, agreements, instruments, certificates, undertakings, supplements, amendments, further assurances or other communications of any kind, under the corporate seal of the Company or otherwise and in the name of and on behalf of the Company or otherwise, as he, she or they may deem necessary, advisable or appropriate to effect the intent of the foregoing Resolutions or to comply with the requirements of the instruments approved and authorized by the foregoing Resolutions, including but not limited to the Note Purchase Agreement and the Notes; and

              RESOLVED, that any acts of any Authorized officer of the Company and of any person or persons designated and authorized to act by any Authorized officer of the Company, which acts would have been authorized by the foregoing Resolutions except that such acts were taken prior to the adoption of such Resolutions, are hereby severally ratified, confirmed, approved and adopted as the act of the Company; and

                     RESOLVED, that the Secretary of the Company is hereby authorized and empowered to certify to the passage of the foregoing Resolutions under the seal of this Company or otherwise.

          ----- -------

                I, Louise M. Grant, witness and certify that the Board of Directors of National Consumer Cooperative Bank, acting through its Executive Committee, enacted the foregoing resolutions effective December 15, 1994.




                                                  Louise M. Grant
                                                  Secretary

                              I








                                     ATTACHMENT B

                                      A-ril 23, 1992

                             NATIONAL CONSMEER COOPERAT@ BANK

                                      CORPORATE BYLAWS

                                         ARTICLE I

                            NAME,, CHARTER PURPOSES AND OFFICES


             Section 1.1 Name. The name of the corporation is the National Consumer Cooperative Bank ("the Bank"). The Bank may conduct its operations under the trade name, "National Cooperative Bank."

             Section 1.2 Charter. The Bank is created and chartered as a body corporate by Act of the Congress of the United States, the National Consumer Cooperative Bank Act, as amended ("the Bank Act").

             Section 1.3 Purposes. The purpose of the Bank is to make available necessary financial and technical assistance to cooperative self-help endeavors and conduct other activities and operations set forth in the Bank Act.

             Section 1.4 Officl2. The principal office of the Bank shall be in Washington, District of Columbia. Branch or other offices may be established at such times and maintained at such places as the Board of Directors may authorize. The President of the Bank may authorize other work sites for Bank representatives as he or she may deem necessary.


                                         ARTICLE II

                                     BOARD OF DIRECTORS


             Section 2.1 General Powe@s. The business and affairs of the Bank shall be conducted under the direction and control of its Board of Directors ("the Board") . The powers and responsibilities of the Board are set f arth in the Bank Act and in these Bylaws. The Board shall establish the policies of the Bank governing its business and affairs and shall direct the management of the Bank. The Board may adopt such rules and regulations for the conduct of its meetings and the management of the Bank as it may deem proper, not inconsistent with these Bylaws and the Bank Act.

             Section 2.2        Board Composition.    The number of directors
             constituting the entire Board shall be fifteen (15).     Three (3)
             shall be appointed to the Board by the President of the United

             States, in the manner specified in the Bank Act and may be removed only by the President as provided in the Bank Act. Twelve (12) directors shall be elected by the holders of the Bank I s class B stock and the Bank's class C stock in the manner specified in the
             Bank Act.    No one of the classes of (1) housing, (2) consumer
             goods, (3) low-income cooperatives, (4) consumer services, or (s) all other eligible cooperatives shall be represented on the Board by less than one or more than three elected directors.

             Section 2.3        Term.   All directors shall serve f or a term of
             three (3) years unless otherwise specif ied in the Bank Act.   No
             director shall be eligible to be elected for more than two
             consecutive f ull tblree-year terms.     However, any director may
             continue to serve until his or her successor has been elected or appointed and has been qualified and seated, in accordance with the Bank Act, these Bylaws, and the election rules adopted under section 3.3 of these Bylaws. The Board, in its sole discretion, may determine when the term of a director shall commence after any election date and the date on which a director-elect shall be seated on the Board, assuming the full authority of a director.

             Section 2.4 Resicmation. Any director may resign at any time. Such resignation shall be made in writing and shall take effect on the date specified in the director' s written resignation or, if no effective date is specified in such letter, the date such written resignation is received by the Secretary. A director's resignation shall be effective as provided without acceptance or further action by the Board.


             Section 2.5 Vacancies. A director's seat shall be vacant upon the death of the director; or on the effective date of the director's resignation; or on the effective date of an appointed director's removal by the President of the United States. If a vacant seat was held by an elected director, such vacant seat may be filled by vote of the Board for the remainder of the unexpired term of such vacant seat.

             Section 2.6      Compensation of Directors.

                   a.   Appointed Directors.     The directors appointed to the
             Board by the President shall be compensated as provided in the Bank Act.

                  b. Elected Directors. The directors who are elected by the holders of Class B stock and Class C stock shall be entitled to receive such compensation and reimbursement for expenses for the performance of their duties on the: Board as may be provided from time to time by the Board.

             Section 2.7      Officers of the Board.     The Board shall, at its
             first meeting after each annual meeting of stockholders and at such other times as may be necessary to fill vacancies for officers of the Board, elect one director to be Chair and one director to be Vice Chair of the Board. It shall also select a Secretary of the
             Board, who need not be a director.   The Chair, Vice Chair, and
             Secretary of the Board shall hold office for one year terms or until their respective successors shall be selected and take
             office.      The Secretary of the Board shall prepare and retain
             minutes of all meetings of the Board and perform such other duties f rom time to time as may be assigned by the Board or by the
             President.    In the absence or disability of the Secretary, the
             Corporate Secretary shall perform the duties of the Secretary of the Board.

             Section 2.8 Regular Meetings. Regular meetings of the Board shall be held at least quarterly at places and times fixed by the Board.

             Section 2.9 Special Meetings. Special meetings of the Board may be in person or telephonic and shall be held upon the call of the Chair or upon the call of any five directors. Each special in person meeting of the Board shall be held at the principal office of the Bank, unless the person calling prescribes, and the notice of such meeting specifies, another place.



             Section 2.10 Notice of Meeting. The Secretary of the Board shall give each director notice of the time, place, or date of each regular meeting of the Board and notice of the purpose, time, place, date, and calling authority of any special meeting of the Board. Whenever a regular or special meeting of the Board shall be recessed, the Secretary of the Board shall give notice of when the meeting shall reconvene as soon as may be practical under the circumstances.

             Section 2.11 Method of Giving Notice. Notice shall be mailed first class postage prepaid at least ten days prior to the meeting date, or shall be sent prepaid by express mail, telegram, Facsimile or cable, presented for transmission not later than f ive days preceding the day of the meeting, or shall otherwise be delivered to the director not later than three days before the meeting date. Notice may be waived in writing by a director before, during, or
             after a meeting.     A director I s participation in a meeting is a
             waiver of notice of that meeting, unless the director participates solely for the purpose of objecting to transaction of any business because the meeting was not properly called or convened.

             Section 2.12      Ouarum.    At all meetings,     the presence of a
             majority of the directors qualified and seated at the time of the meeting shall constitute a quorum for the transaction of business.

             Except as otherwise specifically provided in the Bank Act or these Bylaws, the act of a majority of the directors present at a regular or special meeting at which a quorum is present or participating shall be the act of the Board.

             Section 2.13       Meeting Rules.    The Board shall conduct its
             meetings in accordance with such rules as it may establish from time to time, including rules on-the manner of submitting items for the agenda, the allocation of time of presentation and debate, and
             voting.   If the Board has not adopted its own rules, and f or
             matters not addressed in any rules adopted by the Board, meetings shall be conducted in accordance with the procedures for meetings described in Roberts rules of Order, latest edition, unless such procedures are otherwise inconsistent with these Bylaws or the Bank Act.

             Section 2.14    Public observation.

                  (a) Open Meetings.    Except as provided in subsection (b) ,
             meetings of the Board and its committees shall be open to members or representatives of all eligible cooperatives, eligible organizations and invited persons, as observers only.

                  (b) Closed Meetincs.       Meetings of the Board and its
             committees may be closed to public observation and attendance may be further limited only to directors, as provided in the Bank Act and rules established by the Board not inconsistent with the Bank Act.

                  (c) Notice of Meeting.  The Board and its committees shall make a public announcement of all meetings. Generally notice shall be provided at the Bank at least seven (7) days before a meeting is scheduled, but shorter notice may be provided at the earliest practicable time.

             Section 2.15     Records.   Copies of proceedings of regular and
             special meetings of the Board, the Bylaws and any amendments thereto, reports of committees of directors and proceedings of the Executive Committee, or any standing committees, shall be recorded in the minute books of the Bank. The minutes of the Board and its committees shall be signed by the Chair of the Board or the Chair of the committee or the Secretary of the Board.

                                         ARTICLE III

                                   ELECTION OF DIRECTORS


             Section 3.1 Record Date. The Board shall fix a date not less than ninety (90) days prior to the date of any election or special election as the record date for determining stockholders of record entitled to vote. The record date for any run-off election shall be the same record date established under this section for the original election.


             Section 3.2    Notice.

                  (a) The Corporate Secretary shall give notice of any election to all stockholders of record at least sixty (60) days preceding an election, special election or run-off election. Notice shall be mailed to stockholders of record at the address appearing on the
             Corporate Secretary's records.    An official ballot which shall
             describe the qualifications of nominees and their positions on issues, the date when ballots must be received by the Bank, and all other information necessary for participation in the election shall be mailed to stockholders of record no later than thirty days preceding an election.

                  (b) Waiver.  Participation by any stockholder in any election shall constitute a waiver by that stockholder of notice of such election, except where the participation is for the express purpose of objecting to the transaction of any business because the election or meeting was not properly called. A written waiver of notice of any election signed by an authorized officer or a stockholder shall be deemed equivalent to giving proper notice to such stockholder.


             Section 3.3 Nominations and Election Procedures, The Board shall adopt election rules, consistent with the provisions of the Bank Act, governing nominations to vacant directorships and procedures
             for the conduct of elections.    Such election rules may provide
             procedures that will cause, over the course of several succeeding elections, the arrangement of the terms of all elected directors so that the terms of no more than one-third of them will expire in the
             same year.    Such election rules shall provide procedures for
             nomination of candidates by stockholders, in addition to other procedures; provided that each stockholder nominee must establish support by at least fifteen (15) percent of the stockholders eligible to vote on the record date for the election. The decision of the Board on any matter that shall arise with regard to the election rules described in these Bylaws shall be final. No contested director shall participate in any decision with respect to such dispute.

                                          ARTICLE 17V

                                       BOARD COMMITTEES

             Section 4.1 Executive Committee. There shall be constituted an Executive Committee which shall be accountable to the full Board. The members of the Executive Committee shall be the Chair of the Board, the Vice Chair of the Board, the Chair of each Standing Committee of the Board and the Chair of NCB Development Corporation, so long as the latter person is also a member of the Board of the Bank. The Chair of the Board shall be the chair of the Executive Committee.

                  (a) Duties and Responsibilit@.  Except as otherwise limited in these Bylaws, the Executive Committee shall exercise all of the powers of the Board when the Board is not in session, when waiting for the next regular meeting of the Board will adversely af f ect the best interests of the Bank. All actions of the Executive Committee on behalf of the Board shall be subject to review and ratification by the Board at its next meeting.

                  (b) Committee Meetings and Minutes.  The Executive Committee
             shall meet at stated times, at the call of the Chair or at the
             request of at least three (3) members of the committee.   Four
             members of the Committee shall constitute a quorum. Minutes of each Executive Committee meeting shall be prepared and shall be made available to the full Board.

             Section 4.2    Standing Committees of -the Board.    The standing
             committees of the Board     shall be:    (a) the Loan and Business
             Development Committee; (b) the Finance Committee; (c) the Audit Committee; (d) the Strategic Planning Committee; and (e) the Loow Income Committee. The Chair of the Board, subject to approval of the Board, shall appoint directors to standing committees, including one director to be chair of each committee.

             Section 4.3       Other Committees.    The Board may by resolution
             establish such other committees of directors as it deems necessary
             or desirable.    The Chair of the Board, subject to approval of the
             Board, shall appoint directors to committees, including one director to be chair of each committee. The Chair of the Board may establish and appoint ad hoc committees at his or her discretion.

             Section 4.4       Delegations to Committees.     in addition to the
             authority granted to the committees in these Bylaws, the Board may by Resolution delegate to a committee the power to exercise the authority of the full Board on specified matters, provided however, that no committee, including the Executive Committee, shall have authority to take any of the following actions:

                  (a)  the filling of vacancies an any committee of directors;

                  (b)  the fixing of compensation of directors;

                  (c) the amendment or repeal of these Bylaws or the adoption of new Bylaws;

                  (d)  the adoption of Bank policies;

                  (e) the declaration of patronage refunds or dividends on stock; and

                  (f) the termination or appointment of the President of the Bank.

             Section 4.5 Committee Procedure, Ouorum. Except as otherwise provided in these Bylaws or a resolution of the Board establishing the committee, or for ad hoc committees, a.-majority of a committee shall constitute a quor= thereof, the act of a majority of those present or participating at a meeting where a quorum is present shall be the act of the committee, and meetings of each committee shall be called by the chair of the committee or a majority of its members. Each committee shall provide such reports at such times as the Board may require. All committees, including the Executive Committee, may transact business by in person or telephonic meetings, in accordance with the rules applicable to Board meetings set forth in Article II of these Bylaws.


                                          ARTICLE V

                         OPERATING OFFICERS, AGENTS, AND EMPLOYEES

             Section 5.1 Officers. The officers of the Bank shall be the President, the Treasurer, the Corporate Secretary, and such other officers as the Board may establish, each of whom shall have such authority and perform such duties as the President may delegate.

             Section 5.2        Appointment, Term of Operating officers, and
             Qualifications: All officers of the Bank who report directly to the President should be appointed by the President and ratified by
             the Board.    No officer may be a director of the Bank.    The

             President shall be appointed by the Board and may be removed by the Board.

             Section 5.3 The President. The President of the Bank shall be its Chief Executive Officer and shall have full responsibility and full authority for the day-to-day administration of the affairs of
             the Bank, under the general supervision of the Board.        The
             President shall also have such other powers and perform such other duties as the Board may from time to time prescribe. The President shall supervise all other officers, employees and agents of the
             Bank.   Except as otherwise provided by the Board or in these
             Bylaws, the President may delegate the authority of that officer among the operating officers and employees of the Bank as he or she deems necessary or convenient for the efficient operation of the Bank.

             Section 5.4 The Treasurer. The Treasurer, who shall also be an officer of the Bank, shall (a) have charge and custody of, and be responsible for, all funds and securities of the Bank, and shall deposit all such funds and securities in depositories selected according to resolutions adopted by the Board; (b) receive, and give receipts for, monies due and payable to the Bank from any source whatsoever; (c) sign such documents as require the signature of the Treasurer; and (d) perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned by the Board or by the President.

             Section 5.5 The Corporate Secretary. The Corporate Secretary shall be responsible for the custody of all Bank books, records and files and correspondence of the Bank, except as shall be in the charge of the Treasurer, the Secretary of the Board or of some other person authorized to have custody and possession thereof by
             the Board or the President.     The Corporate Secretary shall have
             custody of the seal of the corporation and shall affix the same to
             all instruments requiring it.      The President may appoint one or
             more assistant secretaries to perform such duties and to have such powers of the Corporate Secretary as shall from time to time be assigned to them by the President.

                                          ARTICLE VI

                                        CAPITALIZATION

             Section 6.1      Class A Notes.

                   On the Final Government Equity Redemption Date, as defined in the Bank Act (December 31, 1981),.the Bank fully redeemed all of the Class A preferred stock held by the Secretary of the Treasury in exchange for Class A notes, which were issued by the Bank to the
             Secretary of the Treasury on behalf of the United States.    The

             Class A notes have a total -face value equal to the total par value of the Class A stock which was so redeemed, are payable as to
             principal and interest as provided in the     Bank Act, and are
             subordinate to all obligations issued by the Bank after December 31, 1981, except for obligations relating to any class of stock issued by the Bank.


             Section 6.2      Common Stock.

                   (a) Authority to Issue.  The capital stock of the Bank shall be issued by the Board under the authority of the Bank Act.

                   (b) Class B Stock.  Class B stock shall be common stock with voting rights as specified in these Bylaws. Class B stock shall be issued to and held only by eligible cooperatives who are recipients of loans and shall be transferable only in strict compliance with capitalization policies adopted by the Board. Borrowers shall be required to own Class B stock in an amount equal to one (1) percent of the face amount of the loan at the time the loan is made. Class B stock shall be issued at par value as shall be determined by the Board and classified series 1 and 2, the former of which constitutes class B stock purchased for cash at par value on or after June 29, 1984, and the latter of which constitutes all other Class B stock.

                   (c) Class C Stock.  Class C stock shall be common stock with voting rights as specified in these Bylaws. Class C stock shall be available for purchase and shall be held only by borrowers, by
             organizations controlled by such   borrowers or by other eligible
             cooperatives.  Class C stock shall be issued at par value as shall
             be determined by the Board. Class   C stock may be transferred only
             to another eligible cooperative. If a Class C stockholder becomes a recipient of a new loan, Class C stock, in an amount equal to one
             percent (1%) of the face amount    of the loan commitment, may be
             converted to Class B stock provided that such conversion privilege shall only apply to Class C stock purchased for cash from the Bank.

                   (d) Nonvoting Common Stock.     The Board may authorize and
             issue other classes and series of nonvoting common stock with such rights, powers, privileges and preferences of the separate classes as the Board may specify. Such stock may be issued in fractional shares and sold, transferred or pledged when authorized by the Board in accordance with the Bank Act.

                   (e) Preferences and Dividends.     The common stock shall be
             subject to the prior rights of the holders of Class-A notes as specified in the Bank Act. No dividend shall be paid on Class B stock. The Board may declare dividends, payable only from income, an Class C stock, at such rate and under such terms and conditions as it may determine; except that until all Class A notes have been retired, the rate of such dividends shall not exceed the statutory interest rate for Class A notes.

                 (f) Voting Rights.

                      (i) Only stockholders holding shares of record with
            voting power will be entitled to vote. Regardless of the number of shares of stock of any class or-series held by a stockholder, and as shall be further defined in election rules adopted pursuant to
            Section 3.3 of these Bylaws, each stockholder of record with one or more shares of voting stock shall be entitled to vote in the affairs of the Bank as hereinafter provided: (A) each borrower-
            stockholder of record shall be entitled to five (5) votes;   (B)
            each non-borrower stockholder shall receive one vote; and (C) each stockholder of record shall be entitled to additional votes based upon factors as stated in the election rules, except that, notwithstanding the allocations of votes that would otherwise be made under this section, no voting stockholder shall be entitled to more than five percent (S%) of the total voting control held by all voting stockholders and no stockholder that is a developing cooperative (as that term is defined in election rules) shall receive more than five (5) votes.

                      (ii) The Board may at any time alter the voting rights
            for certa4-n stockholders as is provided in the Bank Act.

                 (g) No Liens on Stock.  No stockholder shall cause or permit the creation of any security interest or other lien or encumbrance in favor of any person (other than, by separate agreement, the Bank) with respect to any shares of any class of capital stock of the Bank. The Bank will not honor any request of any stockholder or other person to indicate in any way an its books or records the existence of any such encumbrance.

                 (h) Transfer on the Books of the Bank.  Transfers of shares of any class or series of stock shall not be valid unless and until
            registered on the books of the Bank.        No transfer shall be
            registered on the books of the Bank without the approval of the Bank.

                 (i) Involuntary Exchancie       In the event the Bank shall
            determine, in its sole discretion, that a formerly eligible cooperative stockholder has dissolved or become inactive, or is not functioning as an eligible cooperative organization, full ownership and title to any and all of the stock of the Bank held by such stockholder as shown on the books of the Bank shall pass to and become vested in the Bank. The Bank may, in its sole discretion, authorize the involuntary exchange of shares of Class B or Class C stock for an equivalent dollar amount of any class or series of non-voting common stock as shall then be authorized for issuance. For purposes of this section, the Bank may determine the value of the stock to be purchased or exchanged without right of appraisal not to exceed par. If any holder of stock is more than sixty (60) days past due an any indebtedness to the Bank, the Bank may at its sole option and discretion apply the price or exchange value of that holder's shares to reduce the total amount of such indebtedness.

                    (j) Redemption or Repurchase.     The Bank shall retire the
              Class A notes as provided in the Bank Act and these Bylaws. Class B and Class C stock are not redeemable, except that the Board may at its pleasure establish policies for the redemption or repurchase by the Bank of Class B or Class C stock at such values, not exceeding par, and under such terms and conditions as it may determine. For purposes of any such policies, the Board may treat stock purchased from the Bank dif f erently from stock distributed as a patronage refund.


                                           ARTICLE VII

                                    DISTRIBUTION OF EARNINGS


                After payment of all operating expenses of the Bank, including interest on its obligations, and after setting aside appropriate funds for any dividends payable on any class of stock, for reserves for losses, for interest payments an Class A notes, and for any redemption of Class A notes, the Bank shall annually set aside the remaining earnings of the Bank for patronage refunds, under patronage refund policies that shall be adopted by the Board consistent with the Bank Act.


                                           ARTICLE VIII

                                      STOCKHOLDERS' MEETINGS


              Section 8.1       Annual Meeting.    The Bank shall hold an annual
              meeting of its stockholders in each calendar year at such time and place, or at such other location as the Board may determine, to receive reports of the Bank's activities during the year and of the Bank's financial condition and to conduct such other business as may come before the meeting according to these Bylaws and such rules as the Board may from time to time adopt.

              Section 8.2      Special Meetings.   Special meetings of the
              stockholders may be called by the affirmative vote of two-thirds of the Board of Directors.

              Section 8.3      Record Date.    The record date for an annual or
              special meeting of stockholders shall be the ninetieth (90) day prior to the date of the meeting or such other date as is provided in the Rules adopted by the Board under Section 3.3 of these Bylaws.

             Section 8.4     Notice of Meeting.

                  (a) The Secretary shall give notice of an annual or special meeting of stockholders to all stockholders of record by the
             ninetieth day preceding such meeting.    Notice stating the date,
             time, place and agenda for the meeting shall be mailed to each such stockholder at the stockholder's address appearing on the records of the Bank. Such notice shall include an official ballot for any
             proposals presented pursuant to Section 8.6.     No notice of any
             recessed meeting of the stockholders need be given if the time and place to which the meeting is recessed are announced at the meeting at which the recess is taken, and provided a new record date is not set for the meeting.

                  (b) Participation by any stockholder, either in person or by mail, in any meeting of which it is entitled to notice shall constitute a waiver by that stockholder of notice of such meeting, except where the participation is for the express purpose of objecting to the transaction of any business because the election or meeting was not properly called.. A written waiver of notice of any meeting signed by an authorized officer of a stockholder shall be deemed equivalent to giving proper notkce to such stockholder.

             Section 8.5     Manner and Effect of Vote by Shareholders.

                  (a) Representatives of the holders of voting stock may cast votes in person or by mail for any matter properly placed an the agenda of an annual or special meeting for advisory vote of the stockholders.

                  (b) Each stockholder eligible to vote shall designate one
             representative who shall be entitled to cast its vote. The stockholder's representative must be designated by presenting to the Bank a written authorization from the stockholder's governing body in accordance with rules adopted by the Board under Section
             3.3 of these Bylaws.

             Section 8.6      Stockholder Proposals.   The Banklz stockholders
             eligible to vote shall be entitled to present written proposals for consideration and adoption by all stockholders participating in any annual or special meeting of stockholders according to rules adopted by the Board and included as an exhibit to each notice given under section 8.4 of these' Bylaws.

             Section 8.7 Quarum. The stockholders participating in person or by mail in a meeting for which a: required notice has been given shall constitute a quorum.

             Section S.8       Procedures.    The Chair shall preside at all
             meetings of stockholders.       All meetings shall be conducted
             according to rules adopted by the Board.      If the Board has not
             adopted its own rules, and as to matters not covered in any rules adopted by the Board, meetings shall be conducted in accordance with the procedures for meetings described in Roberts Rules of order, latest edition, unless such procedures are . otherwise inconsistent with these Bylaws or the Bank Act.




                                         ARTICLE IX

                                  INDEMIFICATION/INSURANCE


             Section 9.1 Action, Etc. Other Than by or in the Right of the Bank. The Bank shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding or investigation, whether civil, criminal or administrative, and whether external or internal to the Bank other than a judicial action or suit brought by or in the right of the Bank, by reason of the fact that he or she is or was a director, officer, employee, or trustee of the Bank or is or was serving at the specific written request of the Bank as a director, officer, employee or trustee of another corporation, partnership, joint venture, trust or other enterprise (all such persons being referred to hereafter as an "Agent"), against expenses (including. attorneys I fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Bank, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contenders or its equivalent, shall not, of itself, create a presumption that the person did not act in good f aith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Bank, and, with respect to any criminal action or proceeding, that he or she had reasonable cause to believe that his or her conduct was unlawful.

             Section 9.2 Action, Etc., by or in the Right of the Bank. The Bank shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, -pending- or completed judicial action or suit brought by or in the right of the Bank to procure a judgment in its favor by reason of the fact that he or she is or was an Agent (as defined above) against expenses

             (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Bank, except that no indemnif ication shall be made with respect to any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Bank unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity f or such expenses which the court shall deem proper.

             Section 9.3 Determination of Right of Indemnification. Any indemnification under Section 9.1 or 9.2 (unless ordered by a court) shall be made by the Bank unless a determination is reasonably and promptly made (i) by the Board by a vote of two-thirds of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders, that such person acted in bad faith and in a manner that such person did not believe to be in or not opposed to the best interests of the Bank, or with respect to any criminal proceeding, that such person believed or had reasonable cause to believe that his or her conduct was unlawful.

             Section 9.4 Indemnification Against Expenses of Successful Party. Notwithstanding the other provisions of this Article, to the extent that an Agent has been successful on the merits or otherwise, including the dismissal of an action without prejudice or the settlement of an action without admission of liability, in defense of any proceeding or in defense of any claim, issue or matter therein, such Agent shall be indemnified against all expenses incurred in connection therewith.

             Section 9.5 Advances of Expenses. Except as limited by Section 6 of this Article, expenses incurred in any action, suit, proceeding, or investigation shall be paid by the Bank in advance of the firal disposition of such matter, if the Agent shall undertake to repay such amount in the event that it is ultimately determined, as provided herein, that such person is not entitled to indemnification. Notwithstanding the foregoing, no advance shall be made by the Bank if a determination is reasonably and promptly made by the Board of directors by a vote of two-thirds of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel in a written opinion, that, based upon the facts known to the Board or counsel at the time such determination is made, such person acted in bad f aith and in a manner that such person did not.believe to be in or not opposed to the best interest of the Bank, or with respect to any criminal proceeding, that such person believed or had reasonable cause to
            believe his or her conduct was unlawful.     In no event shall any
            advance be made in instances where the Board or independent legal counsel reasonably determined that such person deliberately breached his or her duty to the Bank or its shareholders.

            Section 9.6    Right of Agent to Indemnification Upon Application;
            Procedure Upon Application.    Any indemnification under Sections
            9.2, 9.3 and 9.4, or advance under section 9.5 of this Article, shall be made promptly, and in any event within ninety days (90), upon the written request of the Agent, unless with respect to applications under Section 9.2, 9.3, or 9.5, a determination is reasonably and promptly made by the Board of Directors by a vote of two-thirds of a quorum of disinterested directors that such Agent acted in a manner set forth in such Sections as to justify the Bank's not indemnifying or making an advance to the Agent. In the event no quorum of disinterested directors is obtainable, the Board of Directors shall promptly direct that independent legal counsel shall decide whether the Agent acted in the manner set forth in such Sections as to justify the Bank's not indemnifying or making an advance to the Agent. The right to indemnification or advances as granted by this Article shall be enforceable by the Agent in any court of competent jurisdiction, if the Board or independent legal counsel denies the claim, in whole or in part, or if no disposition of such claim is made within ninety (90) days. The Agent's expense incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such proceeding shall also be indemnified by the Bank.

            Section 9.7 Other Rights and Remedies. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which an Agent seeking indemnification may be entitled under any bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be an Agent and shall inure to the benefit of the heirs, executors and administrators of such person. All rights to indemnification under this Article shall be deemed to be provided by a contract between the Bank and the Agent who serves in such capacity at any time while these Bylaws and other relevant provisions of the general corporation law and other applicable law, if any, are in effect. Any repeal or modification thereof shall not affect any rights or obligations then existing.

            Section 9.8 Insurance. Upon resolution passed by the Board, the Bank may purchase and maintain insurance on behalf of - any person who is or was Agent against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the Bank would have the power to indemnify him or her against such liability under the provisions of this Article.

            Section 9.9       Other Enterprises, Fines, and Serving at Bank's
            Request.    For purposes of this Article, references to "other
            enterprise in Section 9.1 shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to nserving at the specific written request of the Bank" shall include any service as a director, officer, employee, or trustee of the corporation which imposes duties on, or involves services by, such director, officer, employee, or trustee, with respect to any employee benefit plan, its participants, or beneficiaries; and a person who acted in good f aith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interest of the Bank" as referred to in this Article.

            Section 9.10      Savings Clause.   If this Article or any portion
            thereof shall be invalidated on any ground by any court of competent jurisdiction, then the Bank shall nevertheless indemnify each Agent as to expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit, proceeding or investigation whether civil, criminal or administrative, and whether internal or external, including a grand jury proceeding and an action or suit 'brought by or in the right of the Bank, to the full extent permitted by any application portion of this Article that shall not have been invalidated, or by any other applicable law.

                                         ARTICLE X

                                        AMENDMENTS

            These Bylaws may be amended or repealed or new Bylaws may be adopted only by the affirmative vote of two-thirds (2/3) of the directors seated at the time of such vote. The Board shall, wherever practicable, solicit advisory stockholder comments on proposed Bylaw amendments.