Form 10-Q
period 1995-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1995-05-15
CIK 356801

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended March 31, 1995  Commission file number 2-99779




                    National Consumer Cooperative Bank
          (Exact name of registrant as specified in its charter)

         United States of America                   52-1157795
      (12 U.S.C. Section 3001 et seq.)           (I.R.S. Employer
      (State or other jurisdiction of             Identification No.)
       incorporation or organization)

          1401 Eye Street, NW, Suite 700, Washington, D.C.  20005
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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes ofcommon stock, as of the latest practicable date.

                                   Outstanding at March 31, 1995

              Class C                                                 247,474
(Common stock, $100.00 par value)

              Class B                                                 678,974
(Common stock, $100.00 par value)

              Class D                                                      3
(Common stock, $100.00 par value)



                      National Consumer Cooperative Bank
                 (doing business as National Cooperative Bank)
                              and Subsidiaries


                                   INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Condensed consolidated statements of financial
          condition - March 31, 1995 and December 31,
          1994..................................             3

          Condensed consolidated statements of income -
          for the three months ended March 31, 1995 and
          1994. ................................             4

          Condensed consolidated statements of cash
          flows - for the three months ended March 31,
          1995 and 1994.......................               5

          Condensed notes to the consolidated financial
          statements - March 31, 1995...................     6-8

Item 2    Management's discussion and analysis of
          financial condition and results of operations -
          three months ended March 31, 1995 and 1994......   9-17


PART II OTHER INFORMATION

Item 3    Exhibits and Reports on Form 8-K........          18-19








                         NATIONAL COOPERATIVE BANK
                        CONSOLIDATED BALANCE SHEETS
                  March 31, 1995 and December 31, 1994
                               (Unaudited)
                                             1995                   1994
Assets                                  -------------         -------------
Cash and cash equivalents               $  17,805,214         $  12,546,834
Restricted cash                             8,348,703             8,348,703
Investment securities
   Available-for-sale                      26,742,722            26,763,587
   Held-to-maturity                         3,331,229             3,557,000

Loans and lease financing                 478,235,341           454,573,762
Loans held for sale                        27,152,979            46,515,785
   Less: Allowance for loan losses        (12,703,169)          (13,031,499)
                                        -------------         -------------
                                          492,685,151           488,058,048
                                        -------------         -------------
Excess servicing                           15,212,459            14,987,605
Premises and equipment, net                 1,986,211             2,079,363
Other assets                               14,208,542            10,980,103
                                        -------------         -------------
   Total assets                         $ 580,320,232         $ 567,321,243
                                        =============         =============
Liabilities and Members' Equity

Liabilities
Deposits                                $  70,180,576         $  58,918,549
Patronage dividends payable in cash         4,979,156             3,966,724
Other liabilities                          14,230,939            10,905,055
Borrowings
   Short-term                              66,732,425            91,031,114
   Long-term                              125,292,961           105,356,867
   Other                                      806,378             1,008,178
                                        -------------         -------------
                                          192,831,764           197,396,159

   Subordinated Class A notes             182,904,015           182,927,687
                                        -------------         -------------
   Total borrowings                       375,735,779           380,323,846
                                        -------------         -------------
   Total liabilities                      465,126,450           454,114,174
                                        -------------         -------------
Members' equity
Common stock
   Class B                                 67,897,414            67,823,071
   Class C                                 24,747,427            24,844,625
   Class D                                        300                   300
Retained earnings
   Allocated                                6,085,635             4,848,218
   Unallocated                             17,262,877            17,112,436
   Unrealized loss on investment securities
      available for sale                     (799,871)           (1,421,581)
                                        -------------         -------------
   Total members' equity                  115,193,782           113,207,069
   Total liabilities and members'       -------------         -------------
      equity                            $ 580,320,232         $ 567,321,243
                                        =============         =============


                        NATIONAL COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
For Three Months Ended March 31,             1995                   1994
                                        -------------          --------------
Interest income
 Loans and lease financing              $  10,883,467          $   9,224,777
 Investment securities                        884,731                589,441
                                        -------------          -------------
  Total interest income                    11,768,198              9,814,218
                                        -------------          -------------
Interest expense
 Deposits                                     714,463                424,513
 Short-term borrowings                      1,048,557                426,063
 Long-term debt, other borrowings
  and subordinated Class A notes            4,926,941              3,869,736
                                        -------------          -------------
  Total interest expense                    6,689,961              4,720,312
                                        -------------          -------------
  Net interest income                       5,078,237              5,093,906

Provision for loan losses                     219,200                490,100
                                        -------------          -------------
  Net interest income after
   provision for loan losses                4,859,037              4,603,806
                                        -------------          -------------
Non-interest income
 Gain on sale of loans                      1,412,594              2,746,706
 Loan and deposit servicing fees              371,181                362,945
 Other                                        819,766                841,309
                                        -------------          -------------
  Total non-interest income                 2,603,541              3,950,960
                                        -------------          -------------
Non-interest expenses
 Compensation and employee benefits         2,368,385              2,527,583
 Contractual services                       1,061,319                697,995
 Occupancy and equipment                      714,393                684,988
 Contribution to NCB
  Development corporation                     125,000
 Other                                        615,545                477,773
                                        -------------           ------------
  Total non-interest expenses               4,884,642              4,388,339
                                        -------------           ------------
Income before income taxes                  2,557,936              4,166,427

Provision for income taxes                    125,064                503,307
                                        -------------           ------------
  Net income                            $   2,452,872           $  3,663,120
                                        =============           ============
Distribution of net income
 Patronage dividends                    $   2,249,849           $  3,266,030
 Retained earnings                            203,023                397,090
                                        -------------           ------------
                                        $   2,452,872           $  3,663,120
                                        =============           ============




                             NATIONAL COOPERATIVE BANK
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

For the three months ended March 31,               1995              1994
                                              ------------      ------------
Cash flows from operating activities

Net income                                    $  2,452,872      $  3,663,120
Adjustment to reconcile net income to net
 cash provided by operating activities
  Provision for loan losses                        219,200           490,100
  Depreciation and amortization                  1,102,482         1,243,664
  Gain on sale of assets                        (1,399,815)       (2,602,854)
  Loans originated for sale                    (35,989,359)      (31,438,406)
  Loans sold                                    58,278,524        60,003,682
  Increase in other assets                      (3,257,023)         (953,368)
  Increase in other liabilities                  3,325,884         5,246,749
  (Loss)gain on hedges held for sale              (895,837)          138,218
  Other                                             28,709           (16,893)
                                             -------------     -------------
 Net cash provided by operating activities      23,865,637        35,774,012
                                             -------------     -------------
Cash flows from investing activities

  Proceeds from maturities of investment
   securities
   Available for sale                           3,301,907         9,151,971
   Held for maturity                              225,771         1,984,928
  Purchases of investment securities
   Available for sale                          (2,596,115)       (8,905,151)
  Net (increase) decrease in loans and
   lease financing                            (52,876,929)        5,568,100
  Proceeds from sale of portfolio loans        26,711,435         3,153,437
  Purchases of premises and equipment             (48,102)         (281,969)
                                             ------------      ------------
 Net cash (used in) provided by investing
  activities                                  (25,282,033)       10,671,316
                                             ------------      ------------
Cash flows from financing activities

  Net increase (decrease) in deposits          11,262,027       (16,495,180)
  Net decrease in short-term borrowings       (24,298,690)      (12,501,887)
  Proceeds from issuance of long-term debt     19,936,094
  Repayment on other borrowings                  (201,800)         (171,774)
  Redemption of common stock                      (22,855)
  Proceeds from issuance of common stock                             19,723
                                            -------------      ------------
 Net cash provided by financing activities      6,674,776       (29,149,118)

Increase in cash and cash equivalents           5,258,380        17,296,210

Cash and cash equivalents, beginning of year   12,546,834        22,938,795

Cash and cash equivalents, end of period      $17,805,214       $40,235,005
                                              ===========       ===========




                        NATIONAL COOPERATIVE BANK
                  CONSOLIDATED NOTES TO THE CONSOLIDATED
                          FINANCIAL STATEMENTS
                             March 31, 1995
                               (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

  As of March 31, 1995, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 608 days with interest rates in those portfolios varying from 5.05% to 9.39%.
                                Cash and       Investments      Investments
                                    Cash        Available         Held to
                               Equivalents       for Sale         Maturity

  Cash                        $  6,385,997    $                 $

  Federal funs                   7,365,801

  Money market securities        2,414,123
     and commercial paper

  Mutual fund                                   1,788,796              551,640

  Certificates of deposit                                              794,000

  Corporate bonds                              18,379,734

  Eurodollar certificates
     and repurchase agreements  1,639,293

  U.S. Treasury and
     Agency obligations                         6,574,192            1,985,589
                              -----------     -----------         ------------
                              $17,805,214     $26,742,722          $ 3,331,229
                              ===========     ===========         ============

    At March 31, 1995, the investments available for sale portfolio were recorded at aggregate market value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

2.   Loans, Lease Financing and Non-performing Assets

  Loans and leases outstanding by category at March 31, 1995 were:

     Commercial loans                 $251,858,993
     Lease financing                     9,262,042
     Real estate loans
       Residential                       7,664,065
       Construction                        802,478
       Commercial                      235,800,742
                                      ------------
                                      $505,388,320
                                      ============

  At March 31, 1995 and December 31, 1994 real estate loans held for resale were $27.2 million and $46.5 million, respectively.

  The loan portfolio includes loans which are not currently accruing any interest. The total outstanding principal of these loans at March 31, 1995 and the effect on income for the three months ended March 31, 1995 are shown below.

                                          1995                1994
                                       -----------         -----------
      Principal outstanding            $ 2,019,375         $   875,506
                                       -----------         -----------
      Gross amount of income which
        would have been recorded
        if still accruing              $   185,377         $    55,046

      Less interest received               158,730              12,565
                                       -----------         -----------
      Interest not recorded             $   26,647         $    42,481
                                       ===========         ===========

  As of March 31, 1995, NCB had loans that are renegotiated with a reduced interest rate or with an extension of payment of interest and principal. The total outstanding principal of these loans at March 31, 1995 and the effect on income for the three months ended March 31, 1995 are shown below:

                                          1995                  1994
                                       -----------         -----------
  Principal outstanding                $ 2,116,528         $ 2,273,399

  Gross amount of income which
     would have been recorded
     under original terms                   24,346              73,832

  Less interest received                    13,781              31,889
                                       -----------        ------------
  Interest not recorded                $    10,565        $     41,943
                                       ===========        ============

3.   Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 1995:

  Balance at January 1, 1995                        $13,031,499
  Provision for loan losses                             219,200
  Charge-offs                                          (555,276)
  Recoveries of loans previously charged off              7,746
                                                    -----------
  Balance at March 31, 1995                         $12,703,169
                                                    ===========

  The allowance for loan losses as a percentage of loans and lease financings at March 31, 1995 was 2.5%.



                        NATIONAL COOPERATIVE BANK
                   MANAGEMENT DISCUSSION AND ANALYSIS
           FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

SUMMARY

  NCB's net income of $2.5 million for the three months ended March 31, 1995 was 33.1% lower than the net income of $3.7 million for the three months ended March 31, 1994. The primary reasons for the decrease were a significant reduction in non-interest income and an increase in contractual services expense for the period. Gains on sale of real estate loans were 48.6% or $1.3 million lower in the first three months of 1995 compared with the first three months of 1994. Contractual services expense was 52.1% or $.4 million higher than the same period last year.

  Total assets were $580.3 million at March 31, 1995, up 2.3% from year-end. Cash and cash equivalents led the growth due to an increase in deposits.

NET INTEREST INCOME

  Net interest income remained unchanged at $5.1 million from the first quarter in 1994 compared with this quarter. As shown on Table 1, the net yield on
average earning assets decreased from 4.05% to 3.71%.   This is due primarily
to the timing of real estate loan sales. The Bank sold real estate assets of $42 millionin the first week of January 1995 compared with 1994 when a substantial block of real estate loans were not sold until the last week of March. As shown in Table 2, rising interest rates caused a negative net variance of $.6 million in net interest income while the increased average volume caused a positive net variance of $.6million as compared to the same period last year.

  Interest income increased $2.0 million to $11.8 million for the three months ended March 31, 1995. Average rates on interest-earning assets increased to 8.59% during the three months ended March 31, 1995, compared with 7.81% in the same time period in 1994. The increase was due to a rapidly rising interest rate environment which caused a positive variance in interest income of $1.1 million. Average rates on the commercial portfolio increased 150 basis points from the same period in 1994 as prime and other short term interest rates, which act as indices for much of the portfolio, increased from 125 to 200 basis points in 1994. Real estate rates dropped slightly in the same time period as new originations are being affected by the flattening of the yield curve, reduction in intermediate term rates and tightening of the spreads over the indices due to increased competition.

  Interest expense also increased $2.0 million to $6.7 due to repricing of short term debts throughout 1994. The effective yield on Class A notes after taking account of the benefit of hedgeing transactions with respect to those rates increased 130 basis points due to the repricing of the three month $53.6 million tranche which increased to 5.86% from 3.56% for the same time period in 1995, the swap benefit, which serves to shorten the functional repricing periods for part of the Class A notes was $.3 million less than the three month period in 1994. In all notes payable, short term borrowings and deposit yields increased an average of 165 basis points due to the dramatic increase in short term rates mentioned.

NON-INTEREST INCOME

   Non-interest income decreased $1.3 million from the first quarter in 1994 as compared with the first quarter in 1995. The decrease is due to the lower gain on sale of loans which totalled $2.7 million in the first quarter of 1994 compared with $1.4 million in 1995. While loans sold in the first quarter of 1995 were $58 million compared to loans sold in the same period last year of $60 million, the reduction in the gain resulted from tighter lending spreads.


NON-INTEREST EXPENSES

  Non-interest expenses increased $.5 million from the first quarter in 1994 compared with the first quarter in 1995. The increase is due primarily to higher contractual services and an accrued contribution to NCB Development
Corporation (NCBDC).   Contractual service expense is $.4 million higher than
the same period in 1994 due to higher fees paid to NCBDC for management of loan
portfolios and higher strategic planning expenses.   Also, the bank has accrued
a $.1 million contribution to NCBDC which was not accrued in the first quarter of 1994.



Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                            Three Months Ended March 31,

ASSETS                          1995                             1994
- ----------          ---------------------------------------------------------------
                      Average   Income/   Yields/     Average   Income/    Yields/
                      Balance   Expense   Rates       Balance   Expense    Rates
                    ---------------------------------------------------------------
Interest earning Assets

Real estate loans          $ 234,413  $ 5,176   8.83%       $ 228,488  $ 5,123    8.97%
Commercial loans
   and leases                258,058    5,707   8.85%         222,950    4,102    7.36%
                           ---------  -------   -----       ---------  -------    -----
 Total loans and
   leases                    492,471   10,883   8.84%         451,438    9,225    8.17%

Trading, investment sec.,
 cash equivalents and other
 earning assets               55,435      885   6.38%          51,200      589    4.60%
                           ---------  -------   -----       ---------  -------    -----
 Total interest-earning
  assets                     547,906   11,768   8.59%         502,638    9,814    7.81%

Allowance for loan loss      (12,967)                         (12,632)

Non-interest earning assets
Cash                           4,982                            3,689
Other assets                  20,144                           33,412
                           ---------                        ---------
 Total non-interest earning   25,126                           37,101
                           ---------                        ---------
 Total assets              $ 560,065                        $ 527,107
                           =========                        =========
LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
 Subordinated Class A
  notes                    $ 182,542   2,795   6.12%        $ 182,979    2,214    4.84%
 Notes payable               167,915   3,169   7.66%          156,578    2,075    5.37%
 Deposits                     64,145     726   4.53%           53,865      432    3.21%
                           ---------   -----   -----        ---------    -----    -----
 Total interest-bearing
 liabilities                 414,602   6,690   6.45%          393,422    4,721    4.80%

Other liabilities             31,014                           23,012
Members' equity              114,449                          110,693
                           ---------                        ---------
 Total liabilities and
   members' equity         $ 560,065                        $ 527,127
                           =========                        =========
Net interest-earning assets$ 133,304                         $109,216
Net interest revenues spread        $ 5,078   2.14%                    $ 5,093    3.01%
Net yield on
 interest-earning assets                      3.71%                               4.05%


Table 2
Change in Net Interest Income
(dollars in thousands)

For the three months ended March 31,       1995 Compared 1994
                                     Increase (decrease) due to changes in:

                                     Average        Average
                                     Volume*        Yield           Net**
Interest Income

Cash equivalents and
 investment securities               $   58      $    237          $   295
Commercial loans and leases             711           894            1,605
Real estate loans                       132           (79)              53
                                     ------      --------          -------
 Total interest income                  901         1,052            1,953
                                     ------      --------          -------
Interest Expense

Deposits                                98            192              290
Notes payable                          184            921            1,105
Subordinated Class A notes              (5)           579              574
                                     -----       --------          -------
 Total interest expense                277          1,692            1,969
                                     -----       --------          -------
Net Interest Income                  $ 624       $   (640)         $   (16)
                                     =====       ========          =======


*     Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.


CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities increased $5.0 million from December 31, 1994 to $56.2 million at March 31, 1995. Cash, cash equivalents and investment securities as a percentage of assets increased slightly to 9.7% from December 31, 1994 levels of 9.0%. The primary reason for the increase was the influx of cash obtained from the increased deposit level for the first quarter of 1995.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at March 31, 1995 decreased $.3 million to $12.7 million. The allowance was impacted by a write-off of a $.6 million loan during the three month period. The provision for loan losses for the first three months of 1995 was $.2 million compared with $.5 million in the first quarter of 1994. NCB's provision for loan losses as a percentage of average loans and leases decreased to .2% in 1995 from .4% in 1994. The provision for loan losses in 1995 is $.3 million lower than the provision in the same time period in 1994 as the credit quality of the Bank's portfolio continues to improve.

 NCB's average allowance as a percentage of average loans and leases outstanding decreased from 2.8% at March 31, 1994 to 2.6% at March 31,
1995. The decrease is primarily due to the increased level of loans outstanding for the period.

 As shown in Table 3, total nonperforming assets (renegotiated and non-accruing loans, REO and in-substance foreclosures) increased from $3.2 million at December 31, 1994 to $4.1 million at March 31, 1995. Non-performing assets as a percentage of loans and leases outstanding were .8% at March 31, 1995 compared with .6% at year end.

 The allowance for loan losses as a percentage of non performing loans decreased to 309.8% at March 31, 1995 compared with 412.0% at December 31, 1994.

TABLE 3
Nonperforming assets
(dollars in thousands)

                              March 31,    Dec. 31,    Sept.30,   June 30,  March 31,
                               1995          1994        1994       1994      1994
                              -------------------------------------------------------
Nonaccrual loans
Commercial                    $     0      $     0     $    324    $  341    $    20
Real estate-construction            0            0            0         0          0
Real estate-commercial              0            0            0         0          0
Real estate-residential         1,719          723        1,164       839        855
                              -------      -------     --------    ------     ------
 Total non accrual loans        1,719          723        1,488     1,180        875

Restructured loans              2,117        2,143        2,168     2,194      2,273
                              -------      -------     --------   -------     ------
 Total nonperforming
   loans                        3,836        2,866        3,656      3,374     3,148

Real estate acquired through
foreclosure and insubstance
foreclosure                       300          300          170        170       171
                              -------      -------     --------    -------   -------
 Total nonperforming
  assets                      $ 4,136      $ 3,166     $  3,826    $ 3,544   $ 3,319

Non-performing assets/loans
plus REO and insubstance
foreclosure                       .8%          .6%          .9%        .8%       .8%

Allowance/nonperforming
 loans                         309.8%         412%         363%       385%      416%

INTEREST-BEARING LIABILITIES

Interest-Bearing liabilities
(dollars in thousands)
                               3/31/95         12/31/94     % Change
                              ---------       ---------     --------
Deposits                      $  70,181       $  58,918        19.0%
Lines of credit                  66,732          91,031       (26.7%)
Term debt                       125,293         105,357        18.9%
Class A notes                   182,904         182,928         0.0%
Other borrowings                    806           1,008       (20.0%)
                              ---------      ----------     --------
 Total                        $ 445,916      $  439,242         1.5%
                              =========      ==========     ========

    Interest-bearing liabilities increased by $6.7 million from the 1994 year-end amount to $445.9 million at March 31, 1995.

     Deposits at NCBSA for the first quarter of 1995 grew 19.0% to $70.2 million. The growth was generated by a very aggressive campaign in the local market and to NCB's cooperative customers. Average maturity of these deposits is 20.9 months.

     Short term borrowings decreased by 26.7% from year end 1994 as proceeds from loans sales were used to reduce the amount outstanding. Also, in the first quarter the Bank initiated a short term borrowing program with cooperative customers that has, at March 31, 1995 resulted in borrowings from cooperative customers totalling $16.7 million of funds.

    NCB's intermediate-term notes increased to $125 million March 31, 1995 from $105 million at December 31, 1994 due to the additional borrowings of $20 million for the funding of portfolio loans in the quarter.







    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 NATIONAL CONSUMER COOPERATIVE BANK

Date:5/15/95

                                  By:    /s/ Richard L. Reed
                                     ---------------------------
                                     (Richard L. Reed, Treasurer
                                       & Chief Financial Officer)

                                         /s/ Marietta J. Orcino
                                     ---------------------------
                                     (Marietta J. Orcino, Controller
                                        Principal Accounting Officer)




                               Signatures




 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   NATIONAL CONSUMER COOPERATIVE BANK

Date:

                                  By:
                                     -----------------------------
                                        (Richard L. Reed, Treasurer
                                         Chief Financial Officer)

                                     -----------------------------
                                       (Marietta J. Orcino, Controller
                                        Principal Accounting Officer)