Form 10-Q
period 1995-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1995-11-15
CIK 356801

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1995  Commission file number 2-99779




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

Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Outstanding at September 30, 1995

              Class C                                                 219,077
(Common stock, $100.00 par value)

              Class B                                                 726,130
(Common stock, $100.00 par value)

              Class D                                                      3
(Common stock, $100.00 par value)

                         National Consumer Cooperative Bank
                   (doing business as National Cooperative Bank)
                               and Subsidiaries


                                   INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets -
          September 30, 1995 and December 31,  1994......................    3

          Consolidated statements of income - for the three and
                and nine months ended September 30, 1995 and 1994.......     4

          Consolidated statements of cash flows - for the nine
          months ended Setember 30,  1995 and 1994 .............              5

          Condensed notes to the consolidated financial
          statements - September 30, 1995................................... 6-8

Item 2    Management's discussion and analysis of
          financial condition and results of operations - for the three
          and nine months ended September 30, 1995 and 1994.......         9-18

PART II OTHER INFORMATION

Item 6    Exhibits:
          Exhibit 27 - Financial Data Schedule














                         NATIONAL COOPERATIVE BANK
                        CONSOLIDATED BALANCE SHEETS
                September 30, 1995 and December 31, 1994
                               (Unaudited)
                                             1995                   1994
Assets
Cash and cash equivalents               $  14,749,407     $  12,546,834
Restricted cash                             8,348,703         8,348,703
Investment securities
   Available-for-sale                      28,171,193        26,763,587
   Held-to-maturity                         1,632,347         3,557,000

Loans and lease financing                 524,534,664       454,573,762
Loans held for sale                        68,736,724        46,515,785
   Less: Allowance for loan losses        (13,522,795)      (13,031,499)
                                          -----------       -----------
                                          579,748,593       488,058,048
                                          -----------       -----------
Excess servicing                           16,364,383        14,987,605
Premises and equipment, net                 4,393,798         2,079,363
Other assets                               15,264,609        10,980,103
                                         ------------      ------------
   Total assets                          $668,673,033      $567,321,243
                                         ============      ============
Liabilities and Members' Equity

Liabilities
Deposits                                $  69,513,760     $  58,918,549
Patronage dividends payable in cash         2,533,789         3,966,724
Other liabilities                          18,115,297        10,905,055
Borrowings
   Short-term                             110,448,810        91,031,114
   Long-term                              167,203,859       105,356,867
   Other                                                      1,008,178
                                         ------------      ------------
                                          277,652,669       197,396,159

   Subordinated Class A notes             183,037,928       182,927,687
                                          -----------       -----------
   Total borrowings                       460,690,597       380,323,846
                                          -----------       -----------
   Total liabilities                      550,853,443       454,114,174
                                          -----------       -----------
Members' equity
Common stock
   Class B                                 72,612,710        67,823,071
   Class C                                 21,907,725        24,844,625
   Class D                                        300               300
Retained earnings
   Allocated                                3,096,853         4,848,218
   Unallocated                             20,336,243        17,112,436
   Unrealized loss on investment securities
      available for sale                     (134,241)      (1,421,581)
                                          ------------     ------------
   Total members' equity                  117,819,590       113,207,069
   Total liabilities and members'         ------------      ------------
      equity                              $668,673,033     $567,321,243
                                          ============     ============


NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                          Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                                            1995                1994                1995                1994
Interest income
 Loans and lease financing         $  34,873,510       $  28,043,817       $  12,237,458       $  9,844,917
 Investment securities                 2,648,564           2,026,151             783,408            726,705
                                    ------------          ----------         -----------        -----------
     Total interest income            37,522,074          30,069,968          13,020,866          10,571,622
                                    ------------          ----------         -----------        ------------
Interest expense
 Deposits                              2,521,462           1,460,594              892,966           555,550
 Short-term borrowings                 3,782,958           1,424,661            1,543,406           560,720
 Long-term debt, other borrowings
   and subordinated Class A notes     15,512,703          11,703,220            5,279,683         3,937,623
                                      ----------          ----------          -----------        ----------
   Total interest expense             21,817,123          14,588,475            7,716,055         5,053,893
                                      ----------          ----------          -----------        ----------
   Net interest income                15,704,951          15,481,493            5,304,811         5,517,729

Provision for loan losses                909,200             820,800              320,000            280,600
                                      ----------          ----------           -----------        -----------
   Net interest income after
    provision for loan losses         14,795,751          14,660,693             4,984,811        5,37,129
Non-interest income
 Gain on sale of loans                 2,727,497           3,421,954               427,391          222,957
 Loan and deposit servicing fees       1,442,270           1,125,283               615,696          371,604
 Other                                 2,429,968           2,381,759               821,631          920,827
                                      ----------          ----------           -----------        ---------
  Total non-interest income            6,599,735           6,928,996             1,864,718        1,515,388
                                      ----------          ----------           -----------        ---------
Non-interest expenses
 Compensation and employee benefits    7,129,233           7,004,789             2,331,421        2,436,479
 Contractual services                  3,235,569           2,347,425             1,053,013          805,013
 Occupancy and equipment               2,151,240           2,078,618               729,730          708,664
 Contribution to NCB
   Development corporation               375,000                                   125,000
 Other                                 1,844,369           1,691,784               659,730          621,453
                                      ----------          ----------           -----------        ----------
   Total non-interest expenses         14,735,411          13,122,616            4,898,894         4,571,609
                                      -----------         -----------          -----------        ----------
Income before income taxes              6,600,075           8,467,073            1,950,635         2,180,908

Provision for income taxes                623,938             844,677              246,819           163,358
                                      -----------         -----------          -----------        ----------
   Net income                        $  6,036,137       $   7,622,396         $  1,703,816        $ 2,017,550
                                      ===========       =============         ============        ===========
Distribution of net income
 Patronage dividends                 $  5,630,642       $   6,679,786         $  2,072,599        $ 1,349,306
 Retained earnings                        405,495             942,610             (368,783)           668,244
                                      -----------        ------------          -----------        -----------
                                     $  6,036,137       $   7,622,396          $ 1,703,816        $ 2,017,550
                                     ============       =============          ===========        ===========

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the nine months ended September 30,            1995             1994
                                                ------------     ------------
Cash flows from operating activities

Net income                                    $  6,036,137      $  7,622,396
Adjustment to reconcile net income to net cash
  provided by operating activities
   Provision for loan losses                       909,200           820,800
   Depreciation and amortization                 3,490,468         2,144,539
   Gain on sale of assets                       (4,326,690)       (1,821,940)
   Loans originated for sale                  (172,071,002)     (103,299,742)
   Proceeds from sales of loans held for sale  149,720,026       111,722,791
   Increase in other assets                     (3,881,186)         (528,122)
   Increase in other liabilities                 7,189,409         3,884,271
   (Loss)gain on hedges of loans held for sale  (2,055,344)          272,172
   Other                                            83,020          (673,016)
                                                -----------      ------------
  Net cash (used in) provided by
      operating activities                     (14,905,962)        20,144,149
                                               ------------       -----------
Cash flows from investing activities

  Proceeds from maturities of investment securities
    Available for sale                          6,960,032          14,100,000
    Held for maturity                           1,775,382           3,529,304
    Purchases of investment securities
       Available for sale                       (6,931,027)       (18,402,071)
    Net increases in loans and lease financing(115,069,843)          (850,963)
    Proceeds from sale of portfolio loans       43,920,866          4,515,296
    Purchases of premises and equipment           (438,877)          (504,374)
                                               ------------        -----------
  Net cash (used in) provided
      by investing activities                  (69,783,467)         2,387,192

Cash flows from financing activities

  Net increase (decrease) in deposits           10,595,211         (8,773,938)
  Net increase in short-term borrowings         19,438,529          7,491,570
  Proceeds from issuance of long-term debt      61,846,992
  Repayment on long-term debt                                     (25,091,249)
  Repayment on other borrowings                   (897,937)          (576,623)
  Redemption of common stock                       (34,661)          (186,107)
  Patronage dividends paid                      (4,056,132)        (3,147,860)
                                               ------------      -------------
  Net cash provided by (used in)
      financing activities                      86,892,002        (30,284,207)

Increase (decrease) in cash and cash equivalents 2,202,573         (7,752,866)

Cash and cash equivalents, beginning of year    12,546,834         22,938,795
                                                ----------        -----------
Cash and cash equivalents, end of period       $14,749,407        $15,185,929

                                               ===========        ==========

                       NATIONAL COOPERATIVE BANK
                   CONDENSED NOTES TO THE CONSOLIDATED
                            FINANCIAL STATEMENTS
                             September 30, 1995
                                (Unaudited)

    The accompanying financial statements have been prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of NCB, necessary to a fair statement of the results of the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in NCB's most current annual report.

1.     Cash, Cash Equivalents and Investment Securities

   As of September 30, 1995, NCB's portfolio of cash, cash equivalents and investment securities had an average adjusted maturity of 1,123 days with interest rates in those portfolios varying from 4.25% to 8.50%.
                      Cash and        Investment           Investments
                        Cash           Available-            Held-to-
                      Equivalents      for-Sale              Maturity

Cash                 $   3,987,534     $                    $

Federal funds              650,000

Money market securities 10,001,938
  and commercial paper

Mutual funds                               1,359,408

Certificates of deposit                                       970,373

Corporate bonds                           18,095,791

Eurodollar certificates &
 repurchase agreements      109,935

U.S. Treasury and
 Agency obligations                        8,715,994          661,974
                         -----------     -----------       ----------
                         $14,749,407     $28,171,193       $1,632,347
                         ===========     ===========       ==========
    At September 30, 1995, the investments in the available for sale portfolio were recorded at aggregate fair value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

2. Loans, Lease Financing and Non-performing Assets

    Loans and leases outstanding by category at September 30, 1995 were:

            Commercial loans                    $291,466,229
            Lease financing                       10,744,708
            Real estate loans
              Residential                        282,388,233
              Construction                           550,247
              Commercial                           8,121,971
                                                ------------
                                                $593,271,388
                                                ============
    At September 30, 1995 and December 31, 1994 real estate loans held for resale were $68.7 million and $46.5 million, respectively.

    The loan portfolio includes loans which are not currently accruing any interest. The total outstanding principal of these loans at September 30, 1995 and 1994 and the effect on income for the nine months ended September 30, 1995 and 1994 are shown below:

                                            1995           1994
                                        ------------   ------------
           Principal outstanding         $  932,197      $1,487,973

           Gross amount of income which
             would have been recorded
             if still accruing           $    68,757     $  103,903

           Less interest received             20,471         15,803
                                          ----------     ----------

           Interest not recorded         $    48,286     $   88,100
                                         ===========     ==========


   As of September 30, 1995, NCB had loans that are renegotiated with a reduced interest rate or with an extension of payment of interest and principal. The total outstanding principal of these loans at September 30, 1995 and 1994 and the effect on income for the nine months ended September 30, 1995 and 1994 are shown below:

                                             1995             1994
                                       ------------      -------------

       Principal outstanding            $ 3,959,668       $ 2,193,729

       Gross amount of income which
            would have been recorded
            under original terms        $   353,425       $   217,162

       Less interest received               322,275           103,264
                                        -----------       -----------

       Interest not recorded            $    31,150       $   113,898
                                        ===========       ===========

3.  Allowance for Loan Losses

    The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 1995:

       Balance at January 1, 1995                  $13,031,499
       Provision for loan losses                       909,200
       Charge-offs                                    (559,383)
       Recoveries of loans previously charged off      141,479
                                                   -----------
       Balance at September 30, 1995               $13,522,795
                                                   ===========
       The allowance for loan losses as a percentage of loans and lease financings at September 30, 1995 was 2.3%.

4.  Accounting for Mortgage Servicing Rights

    NCB will adopt Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, " as of January 1, 1996. If NCB had implemented SFAS No. 122 as of January 1, 1995, it would not have had a material impact on its financial condition and results of operations.
Management does not anticipate the adoption of SFAS No. 122 to have a material impact in the future.


                         NATIONAL COOPERATIVE BANK
                     MANAGEMENT DISCUSSION AND ANALYSIS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

SUMMARY

  NCB's net income for the nine months ended September 30, 1995 was $6.0 million. This was a 20.8% or $1.6 million decrease from net income for the nine months ended September 30, 1994. The decrease resulted from a reduction in non-interest income of $329 thousand and an increase in non-interest expense of $1.6 million which were partially offset by an increase in net interest income of $223 thousand. For the three month period, net income declined to $1.7 million from $2.0 million due to a $213 thousand decrease in net interest income, increase in non-interest expense of $327 thousand and an increase in non-interest income of $350 thousand.

  Total assets were $668.7 million at September 30, 1995, up 17.9%  from
$567.3 million at December 31, 1994.   Loans, lease financings and loans held
for sale led the growth with an increase amounting to $92.2 million, even after the sale of $195.4 million of loans to investors.

NET INTEREST INCOME

  Net interest income increased $223 thousand during the nine months ended September 30,1995 compared with the same period a year ago. As shown on Table 1, the net yield decreased from 4.18% to 3.72%. This is due primarily to the flattening of the yield curve which has caused the tightening of spreads. The tightening of the spreads has been demonstrated by an increase of only 78 basis points on interest-earning assets compared with the 142 basis points increase in interest-bearing liabilities. As shown on Table 2, the increase in net interest income has all been volume related.

  For the three months ended September 30, 1995, net interest income decreased $213 thousand from the same period in 1994. The net yield decreased from 4.48% in 1994 to 3.60% in 1995. As mentioned above, this was due to the flattening of the yield curve on an asset base that has increased by $97 million from the same three month period in 1994. As shown on Table 2A, the decrease in net interest income is due to rate changes.

  For the nine months ending September 30,1995,  interest income increased
$7.5 million to $37.5 million. The average rate on interest-earning assets increased to 8.90% during the nine months ended September 30,1995 compared with 8.12% in the same period in 1994. As shown on Table 2, $4.6 million of the increase was due to higher average outstanding balances in the real estate and commercial portfolios while $2.9 million was mainly due to rate increases on commercial loans.

  For the three months ended September 30, 1995, interest income increased
$2.4 million to $13 million compared with the same period in 1994.   The
average rate on interest-earning assets increased to 8.83% during the three months ended September 30, 1995 compared with 8.59% in the same period in 1994. The increase in interest income was due to a higher average loan volume and higher average yields.

  Interest expense increased $7.2 million to $21.8 million for the nine months ended September 30, 1995 compared with the nine months ended September 30, 1994. The average rate on interest-bearing liabilities increased to 6.40% in 1995 compared with 4.98% in 1994. The increase in interest expense was due to a combination of higher rates and increased long-term and short-term borrowing which was necessitated by increased loan originations. The interest rate paid on Class A Notes increased 134 basis points due to the repricing of the $53.6 million tranch every 3 months.

  For the three months ended September 30, 1995,  interest expense increased
$2.7 million.   The average rate on interest-bearing liabilities increased to
6.39% compared with 5.21% in the same period in 1994.   As shown on Table 2A,
the increase in interest expense was rate and volume related.

NON-INTEREST INCOME

  Non-interest income for the nine months ended September 30, 1995 of $6.6 million decreased 4.3% or $300 thousand from $6.9 million for the same period last year. The decrease was due to lower gains on sales of loans which totalled $2.7 million in the first nine months of 1995 compared with $3.4 million for the same period of 1994. Increases in servicing fee income and excess servicing fees partially offset that negative variance.

For the three month period ended September 30, non-interest income increased by $400 thousand from $1.5 million at September 30, 1994 to $1.9 million for the same period in the current year. The variance was related to the timing of real estate loan sales and increased servicing portfolio during the first nine months of 1995.

NON-INTEREST EXPENSES

  Non-interest expenses for the nine months ended September 30, 1995 increased 12.2% to $14.7 million from $13.1 million for the nine months ended
September 30, 1994. The increase was due to higher expenses for contractual services and the contribution to NCB Development Corporation (NCBDC). Contractual service expense was $888 thousand higher than the same period in 1994 due to higher fees paid to NCBDC for management of loan portfolios and higher expenditures for strategic planning, process redesign and the development of a commercial loan securitization program. Also, there was no contribution to NCBDC in 1994.

  For the three month period ended September 30,1995, non-interest expense increased by $300 thousand to $4.9 million from $4.6 million for the same period in 1994. The increase was primarily attributable to the timing of new hires and additional accrual of employee and senior management incentive bonuses.




































Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                              Nine Months Ended September 30,
ASSETS                           1995                          1994
                              Average       Income/     Yields/     Average        Income/         Yields/            Income/
                              Balance       Expense      Rates      Balance        Expense         Rates
Interest-earning assets
Real estate loans             $ 264,823       $17,972       9.05%   $ 217,079            $14,664   9.01%
Commercial loans
   and leases                   247,687        16,901       9.10%     224,718             13,380   7.94%
                               --------        ------                 -------             ------
 Total loans and leases         512,510        34,873       9.07%     441,797             28,044   8.46%

Trading, investment sec.,
    cash equivalents and other
    earning assets               49,813         2,648       7.09%       52,160              2,026  5.18%
                                -------         -----                  -------            -------
  Total interest-earning
           assets               562,323        37,521       8.90%       493,957            30,070  8.12%
                                -------        ------                  --------           --------
Allowance for loan loss         (13,111)                                (12,897)

Non-interest earning assets
Cash                               5,022                                   6,204
Other assets                      32,757                                  29,506
                                --------                                --------
  Total non-interest earning      37,779                                  35,710
                                --------                                --------
       Total assets            $ 586,991                               $ 516,770
                               =========                               =========

LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
       Subordinated Class A
           notes               $ 182,912          8,416       6.13%    $ 182,970               6,579  4.79%
       Notes payable             202,847         10,880       7.15%      151,663               6,549  5.76%
       Deposits                   68,498          2,521       4.91%       55,700               1,460  3.50%
                               ---------         ------                 --------              ------
  Total interest-bearing
            liabilities          454,257         21,817        6.40%     390,333              14,588  4.98%
                                                 ------                                       ------
Other liabilities                 16,952                                  14,492
Members' equity                  115,782                                 111,945
                               ---------                                 --------
  Total liabilities and
         members' equity       $ 586,991                               $ 516,770
                               =========                               =========
Net interest-earning assets    $ 108,066                                $103,624
Net interest revenues spread                   $15,704         2.50%                         $15,482  3.13%
Net yield on
       interest-earning assets                                 3.72%                                  4.18%



Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                              Three Months Ended September 30,
ASSETS                           1995                          1994
                              Average    Income/  Yields/   Average   Income/ Yields/
                              Balance    Expense  Rates     Balance   Expense Rates
Interest-earning assets
Real estate loans             $ 278,202  $ 6,301    9.06%   $ 215,625  $ 5,060   9.12%
Commercial loans
   and leases                   260,456    5,936    9.12%     227,090    4,784   8.43%
                               --------   ------              --------  ------
  Total loans and leases        538,658   12,237    9.09%     442,715    9,844   8.90%

Trading, investment sec.,
    cash equivalents and other
    earning assets               51,255      783     6.11%     49,761      727   5.84%
                               --------   ------              -------    -----
  Total interest-earning
        assets                  589,913    3,020      8.83%   492,476    10,571  8.59%

Allowance for loan loss         (13,365)                      (13,133)

Non-interest earning assets
Cash                              4,266                         7,432
Other assets                     36,008                        27,800
                                -------                       -------
  Total non-interest earning     40,274                        35,232
                                -------                       -------
       Total assets           $ 616,822                      $514,575
                              =========                      ========
LIABILITIES AND MEMBERS' EQUITY

Interest-bearing liabilities
  Subordinated Class A
           notes              $ 182,915      2,841    6.21%  $182,964     2,192  4.79%
  Notes payable                 228,556      3,981    6.97%   141,857     2,306  6.31%
  Deposits                       71,357        893    5.01%    54,608       556  3.77%
                               --------      -----            -------     -----
  Total interest-bearing
           liabilities          482,828      7,715     6.39%  379,429     5,054  5.21%
                                            ------                        -----
Other liabilities                16,964                        22,050
Members' equity                 117,031                       113,096
                               --------                       -------
  Total liabilities and
         members' equity      $ 616,823                     $ 514,575
                              =========                     =========
Net interest-earning assets   $ 107,085                      $113,047
Net interest revenues spread               $ 5,305     2.44%            $ 5,517  3.38%
Net yield on
       interest-earning assets                         3.60%                     4.48%


Table 2
Change in Net Interest Income
(dollars in thousands)

For the nine months ended Sept. 30,           1995 Compared 1994
                                      Increase (decrease) due to changes in:

                                       Average      Average
                                       Volume*      Yield               Net**
Interest Income

Cash equivalents and
  investment securities               $   (95)      $   717          $   622
Commercial loans and leases             2,575         2,017            4,592
Real estate loans                       2,087           150            2,237
                                      -------       -------           ------
  Total interest income                 4,567         2,884            7,451
                                      -------       -------           ------
Interest Expense

Deposits                                 385            676            1,061
Notes payable                          2,339          1,991            4,330
Subordinated Class A notes               (15)         1,853            1,838
                                      ------          -----            -----
  Total interest expense               2,709          4,520            7,229
                                      ------          -----            -----
Net Interest Income                  $ 1,858        $(1,636)          $  222
                                     =======        ========          ======





*      Average monthly balances
**     Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average  volume" and
            "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended Sept. 30,      1995 Compared 1994
                                    Increase (decrease) due to changes in:

                                     Average        Average
                                     Volume*         Yield         Net**
Interest Income

Cash equivalents and
investment securities                $   22         $   34       $   56
Commercial loans and leases           1,138            379        1,517
Real estate loans                     1,025           (150)         875
                                     ------          ------       -----
  Total interest income               2,185            263        2,448
                                     ------          ------       -----
Interest Expense

Deposits                                132            205          337
Notes payable                         1,303            372        1,675
Subordinated Class A notes              (11)           660          649
                                     ------          -----        -----
  Total interest expense              1,424          1,237        2,661
                                     ------          -----        -----
Net Interest Income                  $  761        $ (974)      $ (213)
                                     ======        =======      =======





*      Average monthly balances
**     Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average  volume" and
            "change in average rate" in proportion to the absolute dollar amounts in each.














PROVISION FOR INCOME TAXES

  The provision for income taxes is determined on non-member income earned and by state and local income taxes owed by the subsidiaries of NCB. NCB's current tax policy is to treat all income of NCB and its subsidiaries, other than NCB Savings Bank(NCBSB), as member income. The income tax provision for the nine months ended September 30, 1995 decreased by $221 thousand compared with the prior year's provision of $845 thousand.

CASH EQUIVALENTS AND INVESTMENT SECURITIES

  Cash, cash equivalents and investment securities increased 3.3% to $52.9
million at September 30,1995 from $51.2 million at year-end 1994.   As a
percentage of earning assets, cash, cash equivalents and investment securities decreased slightly to 8.2% at September 30, 1995 from 9.3% at December 31, 1994.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses at September 30, 1995 increased by 3.8% to $13.5 million from $13 million at December 31, 1994. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $417.9 thousand and the provision for loan losses of $909 thousand. NCB's provision for loan losses as a percentage of average loans and leases outstanding has remained flat at .2%.

  The average allowance for loan losses as a percentage of average loans and leases decreased from 2.9% at September 30, 1994 to 2.6% at September 30,1995. The decrease is primarily due to the increased level of loans outstanding for the period.

  As shown in Table 3, total nonperforming assets (renegotiated and non-accruing loans, REO and in-substance foreclosures) increased from $3.2 million at December 31, 1994 to $6.2 million at September 30, 1995. Non-performing assets as a percentage of loans and leases outstanding were 1.1% at September 30, 1995 compared with .6% at year-end. The allowance for loan losses as a percentage of non performing loans decreased to 218% at September 30,1995 from 412% at December 31, 1994.



TABLE 3
Non-performing assets
(dollars in thousands)

                   Sept. 30,    June 30,     March. 31,     Dec. 31,    Sept. 30,
                     1995         1995           1995         1994       1994
Nonaccrual loans
Commercial             $  155    $   102     $     0       $    0       $  324
Real estate-construction    0          0           0            0            0
Real estate-commercial      0          0           0            0            0
Real estate-residential   777      1,817       1,719          723        1,164
                        -----     ------      ------        -----       ------

 Total non accrual loans  932      1,919       1,719          723        1,488

Restructured loans      3,960      2,080       2,117        2,143        2,168
                       ------     ------      ------        -----        -----
 Total non-performing
   loans                4,892      3,999       3,836        2,866        3,656

Real estate acquired thru
foreclosure and insubstance
foreclosure             1,314        300         300           300         170
                       ------      -----      ------         -----       ------
 Total non-performing
   assets             $ 6,206    $ 4,299    $  4,136       $ 3,166     $ 3,826
                      =======    =======    ========       =======     =======
Non-performing assets/loans
plus REO and insubstance
foreclosure              1.05%       .8%          .8%           .6%        .9%

Allowance/nonperforming
       loans              218%       307%        310%          412%      363%


INTEREST-BEARING LIABILITIES

Interest-bearing liabilities
(dollars in thousands)

                                9/30/95       12/31/94     % Change
                               ---------      --------     --------
Deposits                       $  69,514      $ 58,918        18.0%
Lines of credit and other
   hort-term borrowings          110,449        91,031        21.3%
Term debt                        167,204       105,357        58.7%
Class A notes                    183,038       182,928
Other borrowings                       0         1,008      (100.0%)
                                --------       -------

       Total                    $530,205      $ 439,242      20.7%

  Interest-bearing liabilities increased by $91 million to $530.2 million at September 30, 1995 from $439.2 million at December 31, 1994.

  Deposits at NCBSB grew 18% in the nine months period to $69.5 million. The growth was generated by an aggressive campaign in the local community and with NCB's members. Average maturity of these deposits is 18.5 months.

  Short-term borrowings and term debt increased 21.3% and 58.7%, respectively,
from year-end 1994 to September 30, 1995.   Proceeds from the borrowings were
used mainly to fund the loan growth.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

  NCB will adopt Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," as of January 1, 1996. If NCB had implemented SFAS No. 122 as of January 1, 1995, it would not have had a material impact on its financial condition and results of operations. Management does not anticipate the adoption of SFAS No. 122 to have a material impact in the future.
















                                 SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL CONSUMER COOPERATIVE BANK

Date: --------------
                                                ---------------------------
                                            By:  /s/ Richard L. Reed
                                                  Richard L. Reed, Treasurer
                                                  & Chief Financial Officer

                                               -----------------------------
                                            By:  /s/ Marietta J. Orcino
                                                  Vice Pres. & Manager, Tax &
                                                  Regulatory Reporting and an
                                                  authorized signature






















                                    SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL CONSUMER COOPERATIVE BANK

Date: ---------------------
                                                ---------------------------
                                          By:
                                                  Richard L. Reed, Treasurer
                                                  & Chief Financial Officer


                                                ----------------------------
                                            By:
                                                  Marietta J. Orcino, Vice Pres.
                                                  & Manager, Tax & Regulatory
                                                  Reporting and an authorized
                                                  signature