Form 10-K/A
period 1995-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1996-03-29
CIK 356801

[ARTICLE] 9

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                       6,121,646
[INT-BEARING-DEPOSITS]                       7,997,730
[FED-FUNDS-SOLD]                             7,170,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                 29,095,559
[INVESTMENTS-CARRYING]                       3,118,956
[INVESTMENTS-MARKET]                                 0
[LOANS]                                    597,190,479
[ALLOWANCE]                                 14,554,240
[TOTAL-ASSETS]                             684,531,664
[DEPOSITS]                                  78,100,173
[SHORT-TERM]                               132,499,998
[LIABILITIES-OTHER]                         17,776,591
[LONG-TERM]                                337,701,734
[COMMON]                                    94,081,220
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     254,038
[TOTAL-LIABILITIES-AND-EQUITY]             684,531,664
[INTEREST-LOAN]                             48,563,512
[INTEREST-INVEST]                            3,934,756
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                            52,498,268
[INTEREST-DEPOSIT]                           3,457,902
[INTEREST-EXPENSE]                          30,753,161
[INTEREST-INCOME-NET]                       21,745,107
[LOAN-LOSSES]                                1,904,500
[SECURITIES-GAINS]                              73,938
[EXPENSE-OTHER]                             22,592,713
[INCOME-PRETAX]                              9,860,919
[INCOME-PRE-EXTRAORDINARY]                           0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 9,083,236
[EPS-PRIMARY]                                     9.65
[EPS-DILUTED]                                     9.65
[YIELD-ACTUAL]                                    3.71
[LOANS-NON]                                  1,740,794
[LOANS-PAST]                                 1,159,869
[LOANS-TROUBLED]                             4,040,996
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                            13,031,499
[CHARGE-OFFS]                                  699,014
[RECOVERIES]                                   371,255
[ALLOWANCE-CLOSE]                           14,554,240
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0