Form 10-K405
period 1995-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1996-04-01
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.
                                   20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995 Commission file number 2-99779


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. Subsidiaries of the registrant hold 2.6% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.


                     ( Cover Continued on Next Page )

                            ( Cover Continued )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Outstanding at December 31, 1995

Class C
(Common stock, $100.00 par value)            217,312

Class B
(Common stock, $100.00 par value)            723,498

Class D
(Common stock, $100.00 par value)                  3

                                   INDEX


                                   PART I

Item 1    Business..................................................  1

Item 2    Properties................................................  7

Item 3    Legal Proceedings.........................................  8

Item 4    Submission of Matters to a Vote
            of Security Holders.....................................  8



                                  PART II

Item 5    Market for the Registrant's Common Stock and Related
            Stockholder Matters.....................................  9

Item 6    Selected Financial Data...................................  11

Item 7    Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........  12

Item 8    Financial Statements and Supplementary Data...............  22

Item 9    Changes in and Disagreements with Accountants,
            on Accounting and Financial Disclosure..................  49


                                 PART III

Item 10   Directors and Executive Officers of the Registrant........  49

Item 11   Executive Compensation....................................  58

Item 12   Security Ownership of Certain
            Beneficial Owners and Management........................  60

Item 13   Certain Relationships and Related Transactions............  61



                                  PART IV

Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.................................  65

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

     The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned exclusively by cooperatives. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Minneapolis, New York, Wilmington, Delaware, Anchorage, and San Franciso as well as a federally chartered thrift in Ohio.


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

Interest Rates for Real Estate Loans

     Real estate loans are priced under rate guidelines issued by NCB's Real Estate Lending Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: loan-to-value ratios, lien position, cooperative payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five or ten years. Interest rate may be fixed at the time of commitment for a period generally not exceeding 30 days.

Interest Rates on Commercial Loans

     NCB makes commercial loans at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assesment of risk. Typically, commercial loan repayment schedules are structured by NCB with flat monthly principal reduction plus interest on the outstanding balance.

Fees

     NCB typically assesses fees to cover the costs to NCB of its consideration of and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The legal fees paid to outside legal counsel retained by NCB for loan transactions are charged to the borrower.

Underwriting

     When evaluating credit requests, NCB determines whether a prospective borrower has and/or will have sound management, sufficient cash flow to service debt, assets in excess of liabilities and a continuing demand for its products, services or use of its facilities, so that the request will be repaid in accordance with its terms.

     NCB evaluates repayment ability based upon an analysis of a borrower's historical cash flow and conservative projections of future cash flows from operations. This analysis focuses on determining the predictability of future cash flows as a primary source of repayment.

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

     To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. Since October 1, 1985, the preponderance of NCB real estate volume has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1995, approximately 21.6% of NCB's total assets consisted of loans made for residential purposes.

Operations of Subsidiaries

     NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

     Cooperative Funding Corporation ("CFC") is a wholly-owned subsidiary of NCB. CFC provides fee compensated corporate financial services to customers of NCB and to other corporations which may be members of cooperatives, or which sponsor employee stock ownership plans. CFC is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers.

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

     NCB Mortgage Corporation ("NCBMC") is a wholly-owned subsidiary of NCB that originates and services loans to cooperatives.

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

TAXES

     The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of the Act NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, of Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period, and this has effect-ively reduced NCB's federal income tax liability to insignificant amounts.

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

     In 1995, it was determined that all income generated by NCB and its subsidiaries, with the exception of NCB Savings Bank, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.

     NCB's subsidiaries are subject to state income taxes.

AGREEMENT CONCERNING CLASS A NOTES

     The Act, as amended, provided that the interest rate payable to the United States on NCB's Class A notes was limited until October 1, 1990 to 25% of NCB's net income. Following a passage of a technical amendment to the Act, NCB entered into as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of December 31, 1995 the face amounts and current maturities of the outstanding replacement notes were as follows:

                     Current
     Replacement    Maturity
        Note          Date           Amount           Maturity

        1             1/1/96        $53,553,328        3 months
        2            10/1/96        $36,854,000       36 months
        3            10/1/00        $55,281,000       60 months
        4            10/1/00        $36,854,000      120 months

     When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions. NCB intends generally to avail itself of this right. Thus, until the final redemption of the Class A notes, NCB would have outstanding to the U.S. Treasury four tranches of Class A notes in the maturities stated above. In November 1994, however, NCB adopted a Capitalization and Patronage Refund Policy that contemplates the probable retirement of $25 million of Class A notes in 2010 and $25 million in 2015. At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing interest rates for Treasury obligations of comparable maturities.


FURTHER INFORMATION

     For further information concerning the development of NCB's business in 1995, please see the response to Item 7.


                           ITEM 2. PROPERTIES

     NCB leases space for its Washington, D.C. headquarters and for three regional offices located in Minneapolis, New York City, and Anchorage. NCB Financial Corporation and NCB I,Inc. maintain offices in Wilmington, Delaware. NCB's headquarters is 34,464 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December 31, 1995 was $1,290,000 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

     Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:

                                            Other
             Year        Headquarters      Offices
             1996         1,280,000        234,700
             1997         1,300,000        227,250
             1998         1,320,000        231,960
             1999         1,340,000         21,609
             2000         1,360,000
     After   2000         1,769,000

ITEM 3. LEGAL PROCEEDINGS

     NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

                Item 4. SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITY HOLDERS

     NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1995

                                  PART II

            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS

     NCB currently has three classes of stock outstanding whose rights are summarized as follows:

     Class B Stock - The Act permits Class B stock to be held only by borrowers from NCB and requires each borrower to hold Class B stock whose par value is equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferrable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB also repurchases at par value any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

     Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock(or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 6.7% during 1995. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of the NCB's Board of Directors. Class C stock is transferrable to another eligible holder only with the approval of NCB. No requests for approval of transfers have been made to NCB in recent years. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

     Class D Stock - Class D stock is non-voting stock that may be held by any person. Only three shares are outstanding and NCB has no present intention to issue any additional shares of such stock. The Act permits NCB to pay dividends on Class D stock but NCB has no present intention to declare any such dividends. Class D stock is transferrable only with the approval of NCB. No requests for approval of such transfers have been made to NCB.

     There is no established public trading market for any class of NCB's common equity, and it is unlikely that any such market will develop in view of the restrictions on transfer of NCB's stock discussed above. Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Bank Act for borrowers from NCB and permitted to NCB,within the limits set forth above, to transfer Class B stock to another borrower from NCB.

     As of December 31, 1995 there were 971 holders of Class B stock, 353 holders of Class C stock, and 3 holders of Class D stock.

     Under the Act, NCB must make annual patronage refunds to its patrons, which are those cooperatives from whose loans or other business NCB derived interest or other income during the year with respect to which a patronage refund is declared. NCB allocates its patronage refunds among its patrons generally in proportion to the amount of income derived during the year from each patron.
NCB stockholders, as such, are not entitled to any patronage refunds. They are entitled to patronage refunds only in the years when they have patronized NCB, and the amount of their patronage does not depend on the amount of their stockholding. Under the Act, patronage refunds may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.

     In years prior to 1995, NCB's patronage refund policy called for patronage refunds to be paid partly in cash and partly in allocated surplus, with the same percentage of each paid to each patron. Under NCB's new patronage refund policy that became effective in 1995 with respect to payment of the refund for patronage during the calendar year 1994, NCB will no longer issue allocated surplus as part of the patronage refund, but will instead make the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 16% of its loan amount and thereafter in Class C stock. Under the new patronage refund policy NCB intends to pay a higher percentage of the patronage refund in cash to those patrons who have greater holdings of Class B and Class C stock in proportion to their loan amount. NCB generally intends to pay a minimum 35% of the patronage refund in cash to those patrons with stock holdings of 1.0% or more of their loan amount and up to 55% to those patrons with stock holding of 12.5% or more of their loan amount.
There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year. Pursuant to the policy, all of NCB's allocated surplus at December 31, 1993 was converted in 1994 to Class B or Class C stock. The 1994 allocated surplus was converted in 1995.

     NCB has declared a patronage refund for the year ended December 31, 1995, of approximately $11.3 million of which $5.09 million will be distributed in cash and $6.21 million in Class B or Class C stock.






                    ITEM 6. SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)



 At December 31,                 1995      1994    1993    1992     1991


 Loans and leases outstanging  $597,190 $501,090 $457,713 $457,551 $447,484

 Total assets                   684,532  567,321  535,767  527,861  517,175

 Total capital*                 300,995  295,749  292,581  287,521  287,407

 Subordinated Class A notes **  182,542  182,542  182,542  182,857  184,270

 Long-term borrowings, including
   Subordinated Class A notes   337,230  287,899  312,897  330,380  281,433

 Members'equity                 118,453  113,207  110,039  104,664  103,137

 Other borrowed funds
   including deposits           365,288  256,315  230,868  228,512  217,929

 For the Years Ended December 31, 1995     1994    1993    1992    1991

 Total interest income           $52,498 $41,123 $38,997 $44,063 $45,997

 Net interest income              21,745  20,514  18,334  20,145  19,178

 Net income                        9,083   8,877   8,616   6,060   5,864

 Ratios
  Capital to assets                  44.0%   52.3%   54.6%   54.5%   55.6%
  Return on average assets            1.5%    1.7%    1.6%    1.2%    1.2%
  Return on average members' equity   7.8%    7.9%    8.0%    5.8%    5.8%
  Net yield on int. earning assets    3.7%    4.1%    3.7%    3.9%    4.0%

 Average members'equity as a percent of
  Average total assets               18.9%   21.5%   20.4%   19.8%   20.7%
  Average total loans and lease
   financing                         21.9%   25.0%   24.3%   22.6%   23.9%

 Net average loans and lease financing
   to average total assets           86.2%   83.4%   81.9%   85.7%   84.8%
 Net average earning assets to
   average total assets              94.9%   93.3%   93.2%   96.5%   96.4%
 Allowance for loan losses
   to loans outstanding               2.5%    2.6%    2.7%    2.3%    1.9%
 Provision for loan losses
   to average loans outstanding       0.4%    0.2%    0.3%    0.5%    0.6%


  * - Capital includes members'equity and subordinated Class A notes ** - Net of deferred hedge gains




             ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial summary

         Net income of $9.1 million in 1995 increased from $8.9 million in 1994. The growth in net income was due to increased volume of commercial and mortgage lending activities and gains from loan sales. The impact of increases in net interest income and non-interest income was offset by increases in the provision for loan losses and non-interest expenses in 1995.

         Credit quality in NCB's lending portfolio remained strong during 1995. The provision for loan losses as a percentage of average loans and leases increased from .2% and .3% in 1994 and 1993, respectively, to .4% in 1995. In this same period, the allowance for loan losses as a percentage of loans and leases has decreased to 2.5% in 1995 from 2.6% and 2.7% in 1994 and 1993, respectively.

         The return on average assets decreased to 1.5% in 1995 from 1.7% in 1994. The return on average equity decreased slightly to 7.8% in 1995 from 7.9% in 1994.

         Total assets increased $117.2 million to $684.5 million as of December 31, 1995 from $567.3 million at year end 1994 due to growth in NCB's loan portfolio. Loan originations of commercial and residential real estate loans were ahead of last year.

Net interest income

         Net interest income increased $1.2 million or 6.0% in 1995 primarily as a result of increases in the average volume on the lending portfolio. The net spread on interest earning assets decreased to 3.7% in 1995 from 4.1% in 1994.

         Total interest income increased in 1995 due to increasing loan volume and market interest rates. The average rate on earning assets increased 80 basis points from 8.2% to 9.0%. As shown in Table 1, increasing volume and spread accounted for increases of $7.2 million and $4.1 million,respectively, in total interest income in 1995 compared with 1994.

         The average yield on the real estate loan portfolio was 9.2% in 1995 compared with 9.0% in 1994 due to higher interest rates on new originations.
The average yield for commercial loans and leases was 9.1% compared with 8.1% in 1994 due to repricing of variable rate commercial assets that are tied to short term interest rates.

         Total interest expense increased to $30.8 million in 1995 from $20.6 million in 1994. Average cost of funds increased to 6.4% in 1995 from 5.2% in 1994. Nearly 57.3% of NCB's interest bearing liabilities, including deposits held by NCB Savings Bank, reprice within one year.

  See Table 1 & Table 2

Credit quality

    Credit quality remained strong in 1995 despite an increase in non-performing loans and a slight increase in classified loans over 1994 levels.

    An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established to eliminate undue credit risk on the balance sheet. They include multilevel approval processes and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility. In turn, NCB's risk rating system and historical analysis allow management to determine a risk-weighted allowance for loan losses.

    To manage credit risk over a wide geographic area and lending in multiple industries, NCB uses a team-based approval process relying upon the expertise of lending teams familiar with particular segments of the industry. Those credit facilities exceeding delegated lending authority for lending teams are approved by a senior management team to ensure the quality of lending decisions. Financial analysis of the industries and regions serviced are regularly performed by the various lending teams that keep abreast of economic events and market conditions throughout the United States.

    Loans classified by NCB as unacceptable are assigned to the Special Assets Division for servicing. The Division determines, on a case-by-case basis, the best course of action necessary to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

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

    The provision for loan losses increased 116.9% to $1.9 million in 1995.
The provision as a percentage of average loans and leases outstanding increased to .4% in 1995 from .2% in 1994.

    The allowance for loan losses increased 11.7% to $14.6 million in 1995.
The allowance as a percentage of loans and leases outstanding decreased to 2.4% at December 31, 1995 from 2.6% at December 31, 1994. The allowance as a percentage of nonperforming loans ( renegotiated and non-accruing loans ) decreased to 252% in 1995 compared with 412% in the prior year.

    Total nonperforming assets ( nonaccruing and restructured loans and real estate owned) increased to $7.2 million at December 31, 1995 from $3.2 million at December 31, 1994. Nonperforming assets as a percentage of loans and leases outstanding plus REO increased to 1.2% in 1995 from .6% in 1994. Nonperforming assets as a percentage of total capital increased to 6.1% in 1995 from 2.8% in 1994.

    It is anticipated that in 1996 there may be an increase in the level of critized loans (special mention, substandard and doubtful) due to the softening economy and a more strenuous loan review program which may result in an increase
in loans requiring risk rating adjustments.

Table 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)



                              1995 Compared to 1994     1994 Compared to 1993
                           Increase (decrease) due to Increase (decrease) due to
                                  change in:                  change in:

                             Average  Average        Average  Average
For the years ended Dec. 31, Volume*  Rate     Net** Volume*    Rate  Net**

Interest Income

Cash equivalents and
  investment securities    $   15    $ 1,195  $ 1,210 $ (360)$  575 $  215
Commercial loans and leases 4,081      2,518    6,599  1,413    665  2,078
Real estate loans           3,143        424    3,567   (773)   606   (167)

Total interest income       7,239       4,137  11,376    280  1,846  2,126

Interest Expense

Deposits                      589         789   1,378     51      64    115
Notes payable               5,462       2,124   7,586   (304)     239   (65)
Subordinated Class A notes    (17)      1,196   1,179     (6)     (98) (104)

Total interest expense      6,034       4,109  10,143   (259)     205   (54)

Net interest income      $  1,205    $     28 $ 1,233 $  539 $  1,641 $2,180


* Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.



Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
For the years ended December 31,

                                 1995                    1994                        1993
                                       Average                    Average                   Average
                       Average  Income/  Rate/   Average  Income/  Rate/  Average   Income/ Rate/
                       Balance  Expense  Yield   Balance  Expense  Yield  Balance   Expense Yield
Interest earning assets

Real estate loans      $ 256,564 $ 23,524  9.17%  $ 220,870 $ 19,967 9.04% $  229,541 $ 20,134 8.77%
Commercial loans
  and leases             275,352   25,039  9.09%    228,466   18,431 8.07%    210,732   16,353 7.76%

 Total loans and leases  531,916   48,563  9.13%    449,336   38,398 8.55%    440,273   36,487 8.29%
Investment securities and
    cash equivalents      53,962    3,935  7.29%     51,609    2,725 5.28%     59,465    2,510 4.22%

 Total interest earning
    assets               585,878   52,498  8.96%     500,945  41,123 8.21%    499,738    38,997 7.80%

Allowance for loan losses(13,309)                    (12,968)                  (11,217)

Non-interest earning assets
 Cash                      5,023                       6,806                     5,380
 Other assets             39,446                      28,205                    29,985

 Total non interest
    earning assets        44,469                       35,011                   35,365

 Total assets          $ 617,038                    $ 522,988                $ 523,886

Liabilities and members' equity

Interest bearing liabilities
Subordinated Class
  A notes              $ 182,915   10,897   5.96%   $ 182,961  9,718 5.31%   $ 183,073  9,822 5.37%
Notes payable            229,963   16,398   7.13%     156,801  8,811 5.62%     162,062  8,876 5.48%
Deposits                  70,596    3,458   4.90%      56,572  2,080 3.68%      55,163  1,965 3.56%

  Total interest
   bearing liablities    483,474   30,753   6.36%      396,334 20,609 5.20%    400,298 20,663 5.16%

Other liabilities         17,178                        14,362                  16,514
Members' equity          116,386                       112,292                 107,074

Total liabilities and
members' equity        $ 617,038                     $ 522,988               $ 523,886

Net int earning assets $  98,786                     $ 104,611                $ 99,440
Net interest revenues
   and spread                   $ 21,745    2.60%             $ 20,514 3.01%          $ 18,334 2.64%
Net yield on interest
   earning assets                           3.71%                      4.10%                   3.67%

* Based on monthly balances.  Average loan balanoes include nonaccrual loans.

See Table 3

         Non-accruing loans, as a percentage of loans and leases, increased to .3% at year-end 1995 from .1% at year-end 1994. Despite an increase in non-
accrual and restructured loans in 1995, interest lost on non-accrual and restructured loans declined to $47 thousand in 1995 from $.2 million in 1994.

         Renegotiated loans increased to $4.0 million compared with $2.1 million in 1994 due to one real estate loan in the amount of $2.0 million which was restructured in September 1995. As of year end, all renegotiated loans were current.

         The majority of NCB's loans are to cooperatives in basic industries such as owner-occupied and multifamily residential housing, food distribution, health care, and financial services. NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.

         The real estate portfolio contains a concentration of loans in the New York City area. However, property value deterioration has not adversely affected NCB's portfolio because the majority of loans are to seasoned housing cooperatives with low loan-to-value ratios. All real estate loans in the New York City area are contractually current at December 31, 1995. NCB also has minimal credit exposure to highly leveraged transactions, commercial real estate and construction loans. NCB has no foreign loan exposure.

See Table 4 & Table 5

Non-interest income

         Non-interest income increased 49.7% to $12.6 million in 1995. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. Gains on sales of loans were $6.0 million in 1995 which repre-sented 47.6% of non-interest income. The $2.8 million increase in the gains from sale of loans in 1995 over 1994 is due primarily to higher volume of loans sold in 1995. Real estate loan sales increased by $131.8 million to $252.7 million in 1995 from $120.9 million in 1994. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1995.

         Servicing income remained a stable source of non-interest income for NCB in 1995. NCB earned servicing fee income of $1.7 million in 1995 compared with $1.5 million in 1994. As of December 31, 1995, NCB serviced $1.1 billion in single and multifamily real estate and commercial loans for outside investors compared with $854.9 million one year earlier.


Non-interest expenses

         Non-interest expenses increased 21.5% from $18.6 million to $22.6 million due primarily to an increase in contractual services. Contractual service expense for the year ended December 31, 1995 was $2.5 million higher than 1994 due to higher fees paid to NCBDC for management of loan portfolios and higher expenditures for strategic planning, process redesign and the development of a commercial loan securitization program. Non-interest expenses as a per-centage of average assets were 3.7% for 1995 compared with 3.6% in 1994. Salaries and benefits, the single largest component of non-interest expenses, increased 9.5% as a result of additional employee hiring and incentive bonuses offered to NCB's personnel. Employees are eligible to receive bonuses based on performance objectives which are tied to market compensation for comparable positions. Salaries and employee benefits accounted for 46.1% of non-interest expenses in 1995 and 51.1% of non-interest expenses in 1994 compared with 43.5% in 1993. As of December 31, 1995, NCB and its consolidated subsidiaries employed 144 employees compared with 139 employees one year earlier.

         Under the provisions of the National Consumer Cooperative Bank Act, NCB makes tax deductible, voluntary contributions to the NCB Development Corporation. These contributions are normally calculated based on NCB's net income. In 1995, NCB agreed to make a contribution to NCBDC to fund certain business activities. The contribution to NCB Development Corporation was $.5
million each in 1995 and 1994.   Non-interest expenses as a percentage of ave-
rage assets, adjusted for the contribution to NCBDC, increased slightly to 3.6% in 1995 compared with 3.5% in 1994.

Income taxes

         Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation.

         Note 19 to the consolidated financial statements contains additional discussions of NCB's tax status.

1994 vs 1993

         Net income of $8.9 million in 1994 increased from $8.6 million in 1993. The 1994 results reflected substantial decrease in non-interest income which was offset by an increase in net interest income and decrease in non-interest expenses.

         Net interest income increased $2.2 million from 1993 due to increasing spreads between interest earning assets and interest bearing liabilities. Net interest margins increased by 43 basis points from 1993 due to the repricing of NCB's prime based and other short term variable rate assets and originations or real estate loans.

         Credit quality remained strong in 1994. The provision for loan losses decreased 48.4% to $.9 million in 1994 while the allowance for loan losses as a percentage of loans and leases decreased from 2.7% in 1993 to 2.6% in 1994. The provision as a percentage of average loans and leases outstanding decreased to .2% in 1994 from .3% in 1993.

         Non-interest income decreased 30.5% to $8.4 million in 1994. Gains on asset sales, net of hedging expenses, were $3.2 million in 1994 which repre-sented 38.1% of non-interest income. NCB earned servicing income of $1.5 million on a servicing portfolio of $854.9 million.

         Non-interest expenses decreased from $19.3 million to $18.6 million. Salaries and benefits increased 13.1% as a result of incentive bonuses offered to NCB personnel. Contractual services decreased 13.9% from the prior year to $3.4 million. The decrease was due primarily to the acceleration of certain expenses related to former consulting commitments which were paid in 1993. The contribution to NCB Development Corporation was $2.0 million in 1993 compared with $.5 million in 1994. The decrease in the NCBDC contribution also reflected the acceleration of the 1994 contribution to 1993.


Fourth quarter results

         Net income for the fourth quarter of 1995 was $3.0 million compared with $1.3 million in the fourth quarter of 1994. The increase was due primarily to an increase in non-interest income which was partially offset by an increase in fourth quarter provision for loan losses and increase in non-interest expenses.

         Net interest income increased from $5.0 million in 1994 to $6.0 million in 1995. The increase was due primarily to increasing short term interest rates and loan volume from the prior year.

         The provision for loan losses increased from $58 thousand in 1994 to $1.0 million in 1995.

         Non-interest income for the quarter increased from $1.5 million in 1994 to $6.0 million in 1995 due primarily to a $3.8 million gain in blanket loan sales which were securitized by Fannie Mae and collections from the commercial securitization program.

See Table 6

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)


For the years ended December 31,   1995     1994     1993    1992     1991

Balance at beginning of year      $13,031  $12,309 $10,419 $ 8,706   $8,272

Charge-offs
  Commercial                          131      320     159     416    2,095
  Real estate - construction            0        0       0       0        0
  Real estate - residential           568        0      93       0        9
   Total charge-offs                  699      320     252     416    2,104

Recoveries
  Commercial                          125      164     356      30      152
  Real estate - construction            0        0       0       0        0
  Real estate - residential           192        0      82       0       23
   Total recoveries                   317      164     438      30      175

Net charge-offs                       382      156    (186)    386    1,929

Provision for loan losses           1,905       878  1,704   2,099    2,363

Balance at end of year            $14,554   $13,031 $12,309 $10,419  $8,706

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

At December 3l,       1995               1994              1993                1992            1991

                            Percent          Percent          Percent           Percent          Percent
                    Amount  of Total  Amount of Total  Amount  of Total  Amount of Total  Amount of Total

Loans and lease
 financing
  Commercial        $327,215   54.8%   $ 246,797  49.3%  $223,682 48.8%   $199,442  43.5%  $222,788  49.8%
  Real estate
   - construction        428    0.1%         999   0.2%     5,779  1.3%      5,080   1.1%     5,101   1.1%
  Real estate
   - residential *   247,096   41.4%     233,527   46.5%   210,846 46.1%    236,379  51.5%  200,103  44.7%
  Real estate
   - commercial        9,361    1.6%      10,301    2.1%    10,577  2.3%     10,933   2.4%   11,436   2.6%
    Lease financing   13,090    2.1%       9,466    1.9%     6,829  1.5%      6,722   1.5%    8,056   1.8%

Total loans and
 lease financing    $597,190   100.0%   $ 501,090 100.0%  $457,713 100.0%  $458,556 100.0%  $447,484 100.0%

Allocation of
 allowance for loan losses

  Commercial        $      0     0.0    $        0   0.0  $      0   0.0   $      0    0.0  $      0    0.0
  Real estate-construction 0     0.0             0   0.0         0   0.0          0    0.0         0    0.0
  Real estate-residential  0     0.0             0   0.0         0   0.0          0    0.0         0    0.0
  Lease financing          0     0.0             0   0.0         0   0.0          0    0.0         0    0.0
  Unallocated         14,554   100.0%       13,031 100.0%   12,309 100.0%    10,419  100.0%    8,706  100.0%

Total allowance
 for loan losses    $ 14,554   100.0%    $  13,031 100.0%  $12,309 100.0%  $ 10,419  100.0%  $ 8,706   100.0%

* Includes loans held for sale

Table 5
NONPERFORMING ASSETS
(dollars in thousands)



At December 31,       1995        1994       1993       1992     1991

Real estate owned   $ 1,397   $    300    $   172   $  2,360   $  4,297

Non-accruing        $ 1,741   $    723     $  886   $  4,207   $  4,888
Restructured        $ 4,041   $  2,143     $2,283   $  3,428   $  2,491

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollars in thousands)

                                       1995                          1994
For the Three Months Ended Dec. 31 Sept.30 June 30 March 31 Dec. 31 Sept. 30 June 30 March 31

Interest income          $ 14,976  $ 13,021 $ 12,733 $ 11,768 $ 11,053 $ 10,572 $ 9,684 $ 9,814
Interest expense            8,936     7,716    7,411    6,690    6,021    5,054   4,814   4,720

  Net interest income       6,040     5,305    5,322    5,078    5,032    5,518   4,870   5,094
Provision for loan losses     996       320      370      219       58      281      50     489

Income after provision for
  loan losses               5,044     4,985    4,952    4,859    4,974    5,237   4,820   4,605
Non-interest income         6,013     1,865    2,131    2,604    1,496    1,515   1,463   3,951

Net revenue                11,057     6,850    7,083    7,463    6,470    6,752   6,283   8,556
Non-interest expenses       7,856     4,899    4,952    4,885    5,477    4,572   4,163   4,388

Income before income taxes  3,201     1,951    2,131    2,578      993    2,180   2,120   4,168

Provision for income taxes    154       247      252      125     (260)     164     178     503

Net income              $  3,047    $ 1,704  $ 1,879  $ 2,453  $ 1,253   $ 2,016 $1,942  $3,665


Sources of Funds

Capital Markets Access


         NCB maintains line of credit facilities provided by a consortium of banks. At year-end, total borrowing capacity under these facilities was $256.0 million, and the outstanding balance at December 31, 1995 was $132.5 million compared with an outstanding balance of $91.0 million at December 31, 1994. Usage, as measured by average outstanding balances during the year, increased from $37.7 million in 1994 to $77.7 million in 1995 due to growth in commercial loan volume and additional activity to fund warehoused real estate loans.

         For 1996, steps will be taken to move into the medium term note market. Depending on our success with the rating agencies in obtaining favorable long-term debt ratings, this could result in a further reduction in our cost of funds. As an initial step toward this goal, NCB recently received an "A-" (single A minus) rating from Duff & Phelps on all senior debt. Ratings from Moody's and Standard & Poors will also be pursued.

         NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB Savings
Bank, FSB, for sale into the secondary market.    In 1995, NCB sold $267.8
million compared to $142.8 million of cooperative real estate and share loans in the prior year.

         In 1996, NCB expects to sell $193 million of cooperative real estate and share loans.


Deposits

         At NCB's wholly-owned subsidiary, NCB Savings Bank, FSB, ( NCBSB ) deposits increased in 1995 from $58.9 million to $78.1 million. The growth was generated by an aggressive campaign in the local community and with NCB's members. The weighted average rate on deposits increased from 4.2% in 1994 to 5.2% in 1995. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities -- 14.2% in 1995 compared with 13.5% in 1994. Management anticipates that deposits will represent an increasing portion of its capital structure.

Uses of funds

Loans and leases

         Loans and leases outstanding increased 19.2% from $501.1 million at year-end 1994 to $597.2 million in 1995.

         NCB's commercial loan portfolio expanded with new business opportu-nities. The commercial loan and lease portfolio increased from $256.3 million to $340.3 million in 1995. The commercial loan portfolio reflects a decrease in food processing and distribution as a result of our securitization program while growth is shown in the areas of financial services and other which includes native Alaskan and hardware activities.

         NCB's real estate portfolio increased from $244.8 million at the end of
1994 to $256.9 million.    NCB's residential loan portfolio increased from
$233.5 million in 1994 to $247.1 million.   The real estate portfolio was subs-
tantially composed of multifamily blanket mortgages and single family share loans. NCB does not invest in speculative commercial real estate transactions.


         For 1996, NCB expects continued strength in its origination and secon-dary marketing activities. Net loan volume is expected to increase approxi-mately $92 million based on new loan originations (net of scheduled amortiza-tion) of $310 million and sales of $218 million.

Cash, Cash Equivalents, and Investment Securities

           Cash, cash equivalents, and investments increased $8.7 million to $61.9 million in 1995. The increase was due to a sale of loans to FNMA in December. Cash, cash equivalents, and investment securities, represent 9.4% of interest earning assets in 1995 compared with 9.3% in 1994.


Asset and Liability Management

         Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk ("IRR"). NCB's liquidity and IRR are managed by the Risk Management Committee which meets quarterly. The purpose of the committee is to develop and implement strategies, including the buying and selling of off-balance sheet instruments such as interest rate swaps and financial futures contracts, to ensure sufficient reward for known and controlled risk.

         Overall, NCB's Risk Management Committee adheres to the philosophy that a consistently balanced position results in the safest and most predictable net interest earnings stream over various interest rate cycles.


Liquidity

         Liquidity is the ability to meet financial obligations either through the sale or maturity of existing assets or through the raising of additional funds. Maintaining adequate liquidity therefore requires careful coordination of the maturity of assets and liabilities.

         NCB's asset liquidity is generally provided by maintaining near-cash and short term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1995, NCB held $21.3 million in cash and cash equivalents compared with $12.5 million in cash and cash equivalents for 1994. These funds are normally used to fund business operations.

         NCB's $32.2 million investment portfolio is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity increased to 3.9 years at year end 1995 from 2.1 years at year-end 1994.

         Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

         NCB also has $256 million of revolving lines of credit, $120 million of which is committed until May 30, 1998 and $80 million committed until May 30, 1996. Average outstanding balances were $77.7 million in 1995 compared with $37.7 million in 1994.

         Finally, NCB's wholly-owned subsidiary, NCB Savings Bank, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. NCB Savings Bank, FSB, uses cooperative deposits to fund co-originations of blanket mortgages with NCB and to originate single family share loans.

See Table 7

Interest Sensitivity

         Interest Rate Risk (IRR) is the sensitivity of earnings and capital to changes in market rates of interest. It arises through differences in the repricing characteristics of both assets and liabilities.

         To measure its risk, NCB utilizes a computer simulation model to forecast its earnings and the market value of its portfolio equity under diffe-rent rate scenarios. The model incorporates the dynamics of balance sheet and interest rate changes as well as embedded options. NCB's Risk Management Committee reviews the simulation output and makes decisions accordingly.

         Table 8 represents NCB's static interest-rate gap position at December 31, 1995. The gap, adjusted for off-balance sheet activity, represents a one day snapshot of the amount of assets and liabilities contractually scheduled to reprice or mature within a designated time horizon. Interest rate sensitive assets exceeding interest rate sensitive liabilities, within a designated time frame is referred to as a positive gap. Conversely, interest rate sensitive liabilities exceeding interest rate sensitive assets, in a designated time frame, is referred to as a negative gap. Consequently, a static gap analysis, considered alone, is not a complete indication of IRR.

         NCB is exposed to a tightening of the Prime/LIBOR (London Interbank Offered Rate) spread relationship because much of its floating-rate assets adjusts to Prime, while much of its floating rate obligations adjusts to one, three and six month LIBOR.

         It is clear from Table 8 that NCB had a negative gap (as a percentage of total assets) of 7.88% and 7.11% at the one year and 180 day time horizons, respectively. At December 31, 1995, NCB's static gap position was in compliance with existing Board policies.

See Table 8

Table 7
MATURITY SCHEDULE OF LOANS
(dollar in thousands)
                                         One Year
                             One Year    Through      Over
At December 31, 1995          or Less   Five Years   Five Years    Total


Commercial                   $ 52,163   $ 89,112    $ 185,940     $ 327,215
Real estate-construction          428          0            0           428
Real estate-residential        39,569     56,359      151,168       247,096
Real estate- commercial           318      5,079        3,964         9,361
Leases                            833      6,888        5,369        13,090

Total loans and leases       $ 93,311   $ 157,438    $ 346,441    $ 597,190


Fixed interest rate loans               $  62,772    $ 145,096

Variable interest rate loans               94,666      201,345

                                        $ 157,438    $ 346,441

Table 8
Interest Rate Sensitivity
(dollars in thousands)

                                                                                Over 12
December 31, 1995              Interest  Interest Interest Interest  Interest    Months and
                             -sensitive-sensitive-sensitive-sensitive-sensitive Non-Interest
                                 30 day   3 month  6 month   12 month  Total    Sensitive       Total
Interest earning assets
 Cash and cash equivalents    $ 29,638  $     0 $      0   $     0   $ 29,638   $       0     $   29,638
 Investment securities           1,807        0    4,404     2,679      8,890      23,325         32,215
 Loans and leases              183,266   19,205   31,369    40,580    274,420     322,770        597,190

 Total interest earning assets $214,711 $19,205 $ 35,773  $ 43,259   $312,948   $ 346,095     $  659,043

Interest bearing liabilities
Deposits                       $ 20,731 $13,025 $  9,131  $ 11,463   $ 54,350   $  23,750     $   78,100
Short-term borrowings           132,500       0        0         0    132,500           0        132,500
Long-term debt                        0       0        0         0          0     154,500        154,500
Subordinated Class A notes*      53,553       0        0    36,854     90,407      92,135        182,542

 Total interest bearing
   liabilities                  206,784   13,025    9,131   48,317     277,257     270,385       547,642

Other
  Other non-interest bearing, net     0        0        0        0           0     111,401       111,401
  Effect of interest rate swaps &
     financial futures          (43,400)  40,000   91,000        0      87,600     (87,600)            0

 Total                          $163,384 $53,025 $100,131 $ 48,317    $364,857  $  294,186     $  659,043

Repricing difference            $ 51,327$(33,820)$(64,358)$(5,058)    $(51,909) $   51,909

Cumulative gap                  $ 51,327$ 17,507 $(46,851)$(51,909)

Cumulative gap as % total assets   7.79%   2.66%   -7.11%   -7.88%

* Net of premiums/discounts.

Capital

         NCB's strong capital position supports growth, ensures continuing access to financial markets, and allows for greater flexibility during difficult economic periods.

         Historically, NCB has maintained a strong capital structure. NCB's equity to average assets was 18.9% in 1995 compared with 21.5% and 20.4% in 1994 and 1993, respectively. When including NCB's subordinated Class A notes, NCB's average total capital to average assets was 48.5% in 1995 compared with 56.4% and 55.4% during 1994 and 1993, respectively. The Bank Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordi-nated Class A notes). As of December 31, 1995, NCB Savings Bank, FSB, had a risk based capital ratio of 19.9%, well in excess of regulatory requirements.

Patronage policy

         Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby reducing its Federal income tax to insignificant amounts. In June 1995, NCB distributed $9.0 million to its active member-borrowers. Of this total, approximately $4.1 million was distributed in cash.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The registrant's financial statements and notes thereto are set forth beginning at page 24 below. The registrant is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

Independent Auditors' Report



To the Board of Directors and
Members of National Cooperative Bank

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National Cooperative Bank and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





January 30, 1996
Washington, D.C.

                         NATIONAL COOPERATIVE BANK

                         CONSOLIDATED BALANCE SHEETS

                                                 December 31,

                                            1995            1994
Assets

Cash and cash equivalents               $ 21,289,376    $ 12,546,834
Restricted cash                            8,348,703       8,348,703
Investment securities
  Available-for-sale                      29,095,559      26,763,587
  Held-to-maturity                         3,118,956       6,183,909

Loans and lease financing                558,582,284     454,573,762
Loans held for sale                       38,608,195      46,515,785
  Less: Allowance for loan losses        (14,554,240)    (13,031,499)
                                         582,636,239     488,058,048

Excess servicing                          25,670,305      14,987,605
Premises and equipment, net                1,896,779       2,079,363
Other assets                              12,475,747       8,353,194

  Total assets                          $684,531,664    $567,321,243

Liabilities and Members' Equity
Liabilities

Deposits                                $ 78,100,173    $ 58,918,549
Patronage dividends payable in cash        5,088,851       3,966,724
Other liabilities                         12,687,840      10,905,055
Borrowings
  Short-term                             132,499,998      91,031,114
  Long-term                              154,688,045     105,356,867
  Other                                                    1,008,178
                                         287,188,043     197,396,159

  Subordinated Class A notes             183,013,689     182,927,687

  Total borrowings                       470,201,732     380,323,846

     Total liabilities                   566,078,596     454,114,174

Members' equity

Common stock
  Class B                                 72,349,754      67,823,071
  Class C                                 21,731,166      24,844,625
  Class D                                        300             300
Retained earnings
  Allocated                                6,219,707       4,848,218
  Unallocated                             17,898,103      17,112,436
  Unrealized gain (loss) on investment
    securities available-for-sale            254,038      (1,421,581)

    Total members' equity                118,453,068     113,207,069

   Total liabilities and members' equity$684,531,664    $567,321,243



See notes to consolidated financial statements.

                          NATIONAL COOPERATIVE BANK

                     CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,        1995          1994       1993

Interest income
  Loans and lease financing         $48,563,512   $38,398,026   $36,487,048
  Investment securities               3,934,756     2,725,183     2,510,185
  Total interest income              52,498,268    41,123,209    38,997,233

Interest expense
  Deposits                            3,457,902     2,079,895     1,965,347
  Short-term borrowings               6,196,456     2,367,375     1,309,956
  Long-term debt, other borrowings
   and subordinated Class A notes    21,098,803    16,161,773    17,387,865
  Total interest expense             30,753,161    20,609,043    20,663,168

  Net interest income                21,745,107    20,514,166    18,334,065

Provision for loan losses             1,904,500       878,401     1,703,907
  Net interest income after
   provision for loan losses         19,840,607    19,635,765    16,630,158

Non-interest income
  Gain on sale of assets              6,009,720     2,916,326     6,557,702
  Loan and deposit servicing fees     1,701,682     1,501,847     1,351,390
  Other                               4,901,623     4,007,233     4,218,637
  Total non-interest income          12,613,025     8,425,406    12,127,729

Non-interest expenses
  Compensation and employee benefits 10,406,220     9,504,571     8,398,715
  Contractual services                5,808,285     3,352,459     3,892,031
  Occupancy and equipment             3,060,293     2,839,090     2,833,457
  Contribution to NCB
   Development Corporation              500,000       500,000     2,000,000
  Other                               2,817,915     2,403,659     2,171,707
  Total non-interest expenses        22,592,713    18,599,779    19,295,910

Income before income taxes            9,860,919     9,461,392     9,461,977

Provision for income taxes              777,683       584,530       845,998

  Net income                        $ 9,083,236   $ 8,876,862   $ 8,615,979

Distribution of net income
  Patronage dividends               $11,308,558   $ 8,814,942   $ 6,995,245
  Retained earnings                  (2,225,322)       61,920     1,620,734
                                    $ 9,083,236   $ 8,876,862   $ 8,615,979










See notes to consolidated financial statements.


                                NATIONAL COOPERATIVE BANK

            CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

             For the years ended December 31, 1995, 1994 and 1993

                               Retained   Retained                 Total
                      Common   Earnings   Earnings    Unrealized   Members'
                      Stock    Allocated  Unallocated Gain (Loss)  Equity

Balance,
  January 1, 1993   $80,472,250 $9,140,950 $15,050,936 $   -     $104,664,136

Net income                -           -      8,615,979     -        8,615,979
Proceeds from issuance
  of common stock           100       -         -           -             100
Cancellation and
  redemption of stock  (227,202)      -        277,367      -          50,165
1992 patronage dividends
  Allocated surplus       -        (143,367)     -          -        (143,367)
1993 patronage dividends
  Distributed in cash     -          -      (3,147,860)     -      (3,147,860)
  Retained in form of
    equity                -       3,847,385 (3,847,385)     -            -

Balance,
  December 31, 1993  80,245,148  12,844,968 16,949,037      -     110,039,153

Net income                -          -       8,876,862      -       8,876,862
Proceeds from issuance
  of common stock        10,200      -          -           -          10,200
Cancellation and
  redemption of common
  stock                (330,841)     -          -           -        (330,841)
Conversion of allocated
  surplus to common
  stock               12,827,599 (12,844,968)   17,369      -             -
1993 patronage
  dividends              (84,110)     -         84,110      -             -
1994 patronage dividend
  Distributed in cash      -          -     (3,966,724)     -      (3,966,724)
  Retained in form of
  equity                   -       4,848,218(4,848,218)     -             -
Unrealized loss on
  investment securities
  available-for-sal        -          -         -      (1,421,581) (1,421,581)

Balance,
  December 31, 1994   92,667,996   4,848,218 17,112,436(1,421,581)113,207,069

Net income                -           -       9,083,236      -      9,083,236
Cancellation and
 redemption of stock  (3,544,579)     -       3,234,213      -       (310,366)
1994 patronage dividend
 Distributed in
 common stock and cash 4,957,803  (4,848,218)  (198,684) (89,099)
Other dividend paid        -          -         (24,540)      -       (24,540)
1995 patronage dividends
 To be distributed in cash -          -      (5,088,851)      -    (5,088,851)
 Retained in form of
   equity                 -        6,219,707 (6,219,707)      -           -
Unrealized gain on
 investment securities
 available-for-sale      -            -            -    1,675,619   1,675,619

Balance,
 December 31, 1995   $94,081,220 $6,219,707$17,898,103 $  254,038$118,453,068

See notes to consolidated financial statements.
 NATIONAL COOPERATIVE BANK

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,          1995         1994        1993

Cash flows from operating activities
  Net income                        $  9,083,236  $  8,876,862  $  8,615,979
  Adjustments to reconcile net income to net
   cash provided by operating activities
  Provisions for loan losses           1,904,500       878,401     1,703,907
  Depreciation and amortization        4,950,808     4,335,318     2,917,286
  Gain on sale of assets              (6,009,720)   (2,916,326)   (6,557,702)
  Loans originated for sale         (251,781,768) (127,122,958) (170,405,348)
  Proceeds from sale of
      loans held for sale            250,676,820   115,566,422   199,481,220
  Increase in other assets            (1,297,004)   (1,875,088)   (3,839,316)
  Increase in other liabilities        1,782,807     2,182,560       509,065
  Transfer from (to) restricted
    cash account                                        12,816    (1,857,794)
  Other                                  405,907       337,495       326,349

  Net cash provided by
    operating activities               9,715,586       275,502    30,893,646

Cash flows from investing activities
 Purchases of investment securities
  Available-for-sale                  (9,155,293)  (18,763,180)   (9,155,694)
  Held-to-maturity                      (722,785)   (5,434,000)   (3,380,698)
 Proceeds from maturities and sale
   of investment securities
  Available-for-sale                   8,889,188    17,838,887    10,217,820
  Held-to-maturity                     3,306,785     5,263,097
  Loans originated net of
   loan repayments                  (158,775,397)  (33,222,070)  (51,489,147)
 Proceeds from sale
   of portfolio loans                 51,405,022     2,153,435    23,114,212
 Purchases of premises and equipment    (613,576)     (598,877)     (166,838)

 Net cash used in
   investing activities             (105,666,056)  (32,762,708)  (30,860,345)

Cash flows from financing activities
  Net increase(decrease)in deposits   19,181,624    (8,012,885)   14,705,334
  Net increase-short-term borrowings  41,468,884    59,489,537     5,489,729
  Proceeds from issuance of long-term
    debt                              74,500,000    30,000,000
  Repayment on long-term debt        (25,168,822)  (54,998,022)  (17,000,000)
  Repayment on subordinated
    Class A notes                                                   (314,622)
  Repayment on other borrowings         (922,176)   (1,032,228)     (665,068)
  Gain on liability hedge                              117,344
  Proceeds from issuance of common stock                10,200           100
  Redemption of common stock            (310,366)     (330,841)     (227,202)
  Patronage dividends paid            (4,056,132)   (3,147,860)   (2,970,925)

  Net cash provided by (used in)
    financing activities             104,693,012    22,095,245      (982,654)

Increase (decrease) in cash and
  cash equivalents                     8,742,542   (10,391,961)     (949,353)

Cash and cash equivalents,
    beginning of year                 12,546,834    22,938,795    23,888,148
Cash and cash equivalents,
    end of year                     $ 21,289,376  $ 12,546,834  $ 22,938,795






See notes to consolidated financial statements.


                          NATIONAL COOPERATIVE BANK

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental schedule of noncash investing and financing activities:


                                        1995         1994         1993

Unrealized gain on investment
  held for sale                     $ 1,675,619  $ 1,421,581    $    -

Common stock cancelled
  against allowance for
  for loan losses                        288,585        -            -

Contributions of excess
  concentration to NCBRFC              2,697,010        -            -

Interest paid                         30,177,706   19,245,501   21,261,973

Income taxes paid                        709,879      762,898      768,307













































See notes to consolidated financial statements.

                          NATIONAL COOPERATIVE BANK

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Organization

          National Consumer Cooperative Bank, doing business as National Coope-rative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Mortgage Corporation, a wholly-owned subsidiary, originates, sells and services real estate and commercial loans for
cooperatives.   NCB Financial Corporation, a wholly-owned subsidiary, is the holding company of NCB Savings Bank, FSB (NCBSB), a federally-chartered thrift institution. Cooperative Funding Corporation, a wholly-owned subsidiary of NCB, is a registered broker-dealer and provides corporate financial services. NCB Investment Advisers, Inc., a wholly-owned subsidiary of NCB, provides in-vestment advisory services to cooperatives. NCB I, Inc., a wholly-owned subsidiary, is a special purpose corporation that holds credit enhancement cer-tificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (NCBRFC), a wholly-owned subsidiary incor-porated on December 24, 1994, purchases and sells commercial loans which are then securitized and issued into commercial paper.

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

          In 1995, it was determined that all income generated by NCB and its subsidiaries, with the exception of NCB Savings Bank, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.

Principles of Consolidation

          The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial statements of NCB do not include the net assets or results of operations of NCBDC.

Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

          Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" was issued in May 1993 by the Financial Accounting Standards Board. At December 31, 1993,
NCB adopted the requirements of SFAS 115 to classify and account for debt and equity securities as follows:

          Trading Securities - Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading secu-rities and reported at market value. Unrealized gains and losses are included in non-interest income.

          Available-for-sale - Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in mar-ket interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alterna-tive investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as a separate component of members' equity. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

          Held-to-maturity - Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

          Prior to the adoption of SFAS No. 115, NCB carried securities with the intention to be held to maturity at amortized cost, securities intended for sale were carried at the lower of cost or fair value and securities held for trading were carried at fair value. Changes in the carrying value of securi-ties held for sale and trading securities were included in income as security gains or losses.

Interest Rate Futures, Forward Contracts and Interest Rate Swaps

          Gains and losses on futures and forward contracts to hedge certain interest-sensitive assets and liabilities are deferred. Gains or losses are recognized at the time of disposition of the assets or liabilities being hedged, or are amortized over the life of the hedged asset or liability as an adjustment to interest income or interest expense.

          Interest rate swap agreements are used to shorten the functional re-pricing period of the fixed rate debt. The interest income and expense is earned or charged based on the outstanding balances of the receivable and payable positions, respectively, applying the related market rates at which the agreements were purchased and the term outstanding during the period.
The interest income and expense are treated as as an adjustment to interest expense on the hedged liability.

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

Allowance for Loan Losses

          The allowance for loan losses is a valuation allowance which manage-ment believes to be adequate to cover anticipated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of re-coveries, are deducted from the allowance. The factors utilized by manage-ment in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. The allowance for loans losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Changes in economic conditions and economic prospects of borrowers can occur quickly; consequently losses that NCB ultimately realizes could differ from the estimates made by management.

          When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is proba-ble. NCB recognizes an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that a credi-tor will be unable to collect all amounts due on the contractual terms of the loan.


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

Loan-Servicing Rights

          The cost of loan-servicing rights acquired is amortized in propor-tion to, and over the period of, estimated net servicing revenues. When par-ticipating interest in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing" is amortized over the estimated life using a method appro-ximating the level-yield method.

          Substantially all excess servicing pertains to blanket loans made to cooperative housing corporations as first mortgages. These mortgages are typically structured with prepayment lockouts followed by prepayment penal-ties or yield maintenance provisions through maturity. In calculating excess servicing, NCB discounts the cash flows through the lockout period. Cash flows beyond the lockout period are discounted only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

          The cost of loan-servicing rights purchased, the excess servicing, and the amortization thereon are periodically evaluated in relation to esti-mated future net servicing revenues. NCB evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives. Experience could differ from the estimates used by management. As a result, the actual amounts NCB ultimately realizes could differ from the estimates made by management.

          NCB will adopt Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," as of January 1, 1996. If NCB had implemented SFAS No. 122 as of January 1, 1995, it would not have had a material impact on its financial condition and results of operations. Ma-nagement does not anticipate the adoption of SFAS No. 122 to have a material impact in the future.

Receivables Sold with Recourse

          NCB is obligated under various recourse provisions related to the sales of residential mortgages. Management has accrued a liability for esti-mated probable losses to these recourse provisions. Management believes the recourse provisions do not subject NCB to any material risk of loss other than that provided for in other accrued expenses.

Premises and Equipment

          Premises and equipment are carried at cost less accumulated depre-ciation and include equipment owned under lease financing arrangements. Depreciation is computed using an accelerated method. Leasehold improvements are amortized on a straight-line basis over the terms of the leases.


Other Assets

          Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Goodwill relating to the acquisition of NCBSB by NCB Financial Corporation is being amortized over the estimated remaining lives of the long-term interest-bearing assets acquired.

Income Taxes

          The National Consumer Cooperative Bank Act Amendments of 1981 (P.L. 97-35) provides that, effective January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T, NCB issues its member-borrowers patronage refunds, which are tax deductible to NCB thereby reducing its taxable income. In 1995, it was determined that all income generated by NCB and its subsidia-ries, with the exception of NCB Savings Bank, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.
Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsi-diaries, however, are subject to federal and state income taxes.

          NCB adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" as of January 1, 1992. The asset and liability approach of SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities that have been recognized in NCB's financial statements or tax returns.


Reclassifications

          Certain prior year amounts have been reclassified to conform to the 1995 presentation.


2.   Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:
                                          1995             1994

Cash in bank                          $ 6,121,646        $ 4,633,405
Securities
  Federal funds                         7,170,000          5,933,242
  Money Market                            949,069            863,971
  Certificates of deposit,mutual funds
     and repurchase agreements          7,048,661          1,116,216

                                      $21,289,376        $12,546,834


3.  Investment Securities

     The composition of investment securities available for sale at December 31, is as follows:

                                                 1995
                                          Gross      Gross
                               Amortized Unrealized Unrealized     Fair
                                 Cost      Gains       Losses      Value

US Treasury and agency
 obligations                  $15,465,491 $  195,375  $  46,896  $15,613,970
Corporate bonds                11,330,949    220,742      9,526   11,542,165
Mutual funds                    1,084,707       -         3,013    1,081,694
Money market                      960,374       -       102,644      857,730

                              $28,841,521 $  416,117  $ 162,079  $29,095,559

                                                   1994
                                           Gross       Gross
                               Amortized Unrealized  Unrealized      Fair
                                 Cost      Gains        Losses       Value

US Treasury and agency
 obligations                  $15,349,852 $      535  $ 819,592  $14,530,795
Corporate bonds                10,367,358      5,268    407,656    9,964,970
Mutual funds                    1,566,704        -       56,785    1,509,919
Money market                      901,254        -      143,351      757,903

                              $28,185,168  $    5,803 $1,427,384 $26,763,587



          The maturities of investment securities available-for-sale at December 31, 1995 are as follows:
                                      Amortized
                                        Cost         Fair Value

Within 1 year                       $ 8,115,216     $ 8,065,426
After 1 year through 5 years         15,745,842      16,052,346
After 5 years through 10 years        3,020,174       3,023,895
After 10 years                        1,960,289       1,957,892

                                    $28,841,521     $29,059,559

          The composition of investment securities held-to-maturity at December 31, is as follows:

                                                1995
                                            Gross     Gross
                               Amortized Unrealized Unrealized     Fair
                                 Cost       Gains     Losses      Value

Certificates of deposits       $  398,000  $    -   $    -     $  398,000
Mortgage-backed securities      2,720,956       -    1,370,378  1,350,578

                               $3,118,956  $    -   $1,370,378 $1,748,578


                                               1994
                                           Gross      Gross
                              Amortized  Unrealized Unrealized    Fair
                                Cost       Gains      Losses      Value
US Treasury and agency
 obligations                  $2,466,000  $  26,694  $          $2,492,694
Mortgage-backed securities     2,626,909              1,342,307  1,284,602
Certificates of deposits       1,091,000                         1,091,000

                              $6,183,909  $  26,694  $1,342,307 $4,868,296


        In 1995, 1994, and 1993 securities available for sale totalling $4,459,219 and $14,100,000, and $10,217,820 were sold resulting in a (loss)
of $(73,938) and a gain of $12,463 and $85,078, respectively. There were no sales of securities classified as held-to-maturity during 1995, 1994, or 1993. The change in net unrealized holding (gains) on trading securities that have been included in earnings for 1993 was $170,813. NCB held callable
investment securities with amortized costs of   $4,998,919 and $2,000,000 at
December 31, 1995 and 1994, respectively. The fair values of the callable securities are $5,116,900 and $1,918,250 in the same respective periods.


4.   Loan Servicing and Excess Servicing

          Mortgage loans serviced for others are not included in the accom-panying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1995 and 1994 are $1,110,991,000 and $854,863,000
respectively.

          NCB has excess servicing substantially pertaining to blanket loans made to cooperative housing corporations totalling $25,670,305 and $14,987,605 at December 31, 1995 and 1994, respectively, with fair values of $27,749,372 and $15,354,320 in the same respective periods.

5.    Loans and Lease Financing

          Loans and leases outstanding by category at December 31 are as follows:

                                             1995         1994

Commercial loans                        $327,214,991 $246,796,452
Real estate loans
       Construction                          428,201      999,349
       Residential                       208,487,534  187,010,904
       Loans held for sale                38,608,195   46,515,785
       Commercial                          9,361,090   10,300,718
Lease financing                           13,090,468    9,466,339
                                        $597,190,479 $501,089,547

          NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

                              Commercial Loans    Real Estate Loans
                               1995      1994      1995     1994
By Region
  Northeast                    25.3%     33.1%     62.8%     56.7%
  South Atlantic               17.2       8.5       8.5      17.5
  Central                      26.7      28.3      22.5      18.4
  West                         30.8      30.1       6.2       7.4

                              100.0%   100.0%     100.0%    100.0%


                                         Percentage of Total
                                            Loan Portfolio

                                          1995      1994
By Borrower Type
  Real estate
    Construction                            .1%       0.2%
    Residential                           41.4       46.6
    Commercial                             1.6        2.1
  Commercial
    Food processing and distribution      24.2       25.1
    Financial services                    10.2        5.1
    Medical service and supplies           4.2        4.3
    Other                                 16.1       14.7
  Lease Financing                          2.2        1.9

                                         100.0%     100.0%


          NCB originates multifamily blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans are located within New York City due to that city's extensive coopera-tive market. At December 31, 1995, $72,280,000 of real estate loans are located in New York. The blanket mortgages are collateralized by the building and proprietary leases of the housing cooperative. The loans are repaid from operations of the real estate cooperative.

          NCB's commercial portfolio has a concentration in the food pro-cessing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are expected to be repaid from cash flows generated by the borrower's operating activities. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans.


          The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows (amounts in thousands):


                             Carrying Amount    Estimated Fair Value

                              1995      1994      1995       1994
Commercial
  Fixed rate loans          $156,434  $ 51,424  $161,309   $ 49,365
  Adjustable rate loans      170,781   195,372   175,960    194,150
Real Estate
  Loans held for sale         38,608    46,515    40,317     44,799
  Portfolio-fixed rate        60,243    34,653    62,049     33,077
  Portfolio-adjustable       158,035   163,660   156,336    160,394
Lease financing               13,090     9,466    13,076      9,686

                            $597,190  $501,090  $609,047   $491,471


6. Receivables Sold with Recourse

          At December 31, 1995 and 1994, restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold with balances totalling $37,300,000 and $92,623,000 in 1993 and 1992, respectively. At December 31, 1995 and 1994, the outstanding balances of the recourse loan sales totalled $122,264,581 and $127,411,698, respectively. These loans are primarily concentrated in New York. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans up to $8,348,703. To date NCB has not incurred any losses on these loan sales.

           In an unrelated 1993 transaction, NCB sold loans into securities totalling $25,924,380 of which any losses on the subordinate tranche are repaid from a security held by NCB totalling $2,720,956 and $2,626,908, at December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, the outstanding balances of the 1993 recourse loan sale was $21,382,078 and $24,334,574.These loans are primarily concentrated in New York. NCB's expo-sure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans up to $2,720,956. To date NCB has not incurred any losses on these loan sales.


7.  Impaired Assets

          Loans that became impaired after January 1, 1994 totalled $2,450,255 and $1,441,327 at December 31, 1995 and 1994,respectively, and averaged $1,339,000 and $1,374,000 during the same respective periods. The 1995 loans are comprised of nonaccrual loans and a restructured loan total-ling $1,740,794 and $709,461, respectively. The 1994 loans are comprised of nonaccrual loans and a restructured loan totalling $722,877 and $718,450, respectively. A specific allowance of $248,000 and $0 has been set aside for these loans in 1995 and 1994 , respectively, as management's best estimate of their fair value is less than the recorded investment of the loans. During 1995 and 1994, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loan totalled $54,000 and $57,000 during 1995 and 1994, respectively.

          At December 31, 1995, there are no commitments to lend additional funds to borrowers whose loans are non-performing.

          At December 31, 1995 and 1994, NCB had real estate owned of $1,396,666 and $300,000, respectively, which are classified as other assets.


8.   Allowance for Loan Losses

          The following is a summary of the activity in the allowance for loan losses:

                                  1995         1994          1993
Balance at beginning of year  $13,031,499   $12,309,359   $10,418,687
Provision for loan losses       1,904,500       878,401     1,703,907
Charge-offs                      (699,014)     (319,592)     (252,384)
Recoveries of loans previously
  charged off                     317,255       163,331       439,149

Balance at end of year        $14,554,240  $ 13,031,499   $12,309,359

          The allowance for loan losses is 2.5%, 2.6%, and 2.7% of loans and lease financings at December 31, 1995, 1994, and 1993, respectively.


9.  Transactions with Related Parties

          Section 103 of the Act, as amended, requires that twelve of the fifteen members of NCB's Board of Directors be elected by holders of Classes
B and C Stock and that they have actual cooperative experience. NCB stock is, by law, owned only by borrowers and entities eligible to borrow. The elec-tion rules require that candidates for the Board of Directors represent co-operative organizations that currently hold Class B or Class C Stock. NCB has conflict of interest policies which require, among other things, that a board member be disassociated from decisions which pose a conflict of inte-rest or the appearance of a conflict of interest. Loan requests from coopera-tives with which members of the board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and condi-tions, as all other loan requests.

          In addition, NCB through its subsidiary, NCBSB, enters into tran-sactions in the normal course of business with its directors, officers, and their family members.




          For the year ended December 31, 1995 loans to affiliated coopera-tives, directors, officers, and their family members have the following outstanding balances:

                       January 1,                           December 31,
                         1995       Additions  Deductions       1995
Loans to affiliated
  cooperatives        $30,327,980  $33,997,242 $24,963,811   $39,361,411

Loans to directors,
  officers, and family
  members                 821,401      577,211      88,287     1,310,325
                      $31,149,381  $34,574,453 $25,052,098   $40,671,736

Percent of loans
  outstanding                6.2%                                  6.8%


          During 1995, 1994, and 1993 NCB recorded interest income of $2,957,590, $2,675,104, and $4,009,647 respectively on loans to related parties.


          Included in the analysis of loans outstanding to affiliated coope-ratives as of December 31, 1995 is a $50 million loan to The Co-operative Central Bank. This loan is serviced by NCB Mortgage Corporation and is 80% participated to outside banks without recourse to NCB. NCB has adequately reserved for the $10 million exposure associated with the 20% share it retained. The loan is secured by US Government guaranteed obligations equal to 110% of the outstanding balance. The Co-operative Central Bank is an or-ganization with which an NCB director was formerly affiliated.Said director's term expired in April 1995 and the related $3million outstanding balance is included as a deduction to loans to affiliated cooperatives in 1995.

          Certain NCB affiliates, and certain directors and officers of NCB and NCBSB, have deposits with NCBSB. Such deposits, aggregated $3,774,723 and $3,101,247 as of December 31, 1995 and 1994, respectively.

          During 1995, NCB extended a $10 million letter of credit to NCBRFC. The letter of credit provides a credit enhancement in the event of loss on loans sold by NCBRFC and securitized by a third party. NCB has risk of loss equal to the amount of funds drawn on the letter of credit. At December 31, 1995, no amounts were drawn on the letter of credit.


10. Premises and Equipment

          Premises and equipment as of December 31 consist of the following:

                                      1995        1994
Furniture and equipment           $2,617,598   $2,266,851
Leasehold improvements             1,550,812    1,547,096
Other                              1,493,722    1,396,178
                                   5,662,132    5,210,125
Less:  Accumulated depreciation
    and amortization              (3,765,353)  (3,130,762)

                                  $1,896,779   $2,079,363

11. Leases

          NCB leases its headquarters in Washington, D.C. through April 1, 2002. NCB also leases premises for its regional offices with expiration dates between January 31, 1995 to January 6, 1999. These leases are all non-cancelable operating leases.

          Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1995 are as follows:


                      1996                      $1,619,187
                      1997                       1,587,975
                      1998                       1,531,223
                      1999                       1,366,016
                      2000                       1,268,352
                      2001 and Thereafter        1,585,440

                                                $8,958,193


          Rental expense on premises and office equipment in 1995, 1994, and 1993 is $1,744,329, $1,677,412, and $1,669,165, respectively.

          During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1995 and 1994, the unamortized lease incentive is $1,296,632 and $1,418,917, respectively.


12. Deposits

          Deposits as of December 31 are summarized as follows:

                                       1995                   1994
                                          Weighted               Weighted
                                           Average                Average
                                Balance     Rate       Balance     Rate


Balances by type
  Passbook accounts           $ 7,217,986  3.00%   $ 3,671,496     3.00%
  Money market demand and
    NOW accounts               11,211,690  2.50     12,975,248      2.65
  Fixed-rate certificates
    Less than $100,000         42,008,489  6.04     32,591,552      5.05
    More than $100,000         17,662,008  5.60      9,680,253      4.08

                              $78,100,173  5.15%   $58,918,549      4.23%


          The contractual maturity of certificate accounts at December 31, 1995 is as follows:

                    Year Ending December 31           Amount


                         1996                        $35,710,000
                         1997                         19,106,000
                         1998                          3,595,000
                         1999                          1,226,000
                         2000 and thereafter              33,497

                                                     $59,670,497


          The estimated fair value of deposits is $77,224,000 and $58,353,000 at December 31, 1995 and 1994, respectively.

13. Short-Term Borrowings

    Revolving credit facilities

          NCB has $256 million of revolving lines of credit, $120 million of which are committed until May 30, 1998 and $80 million committed until May 30, 1996. The remaining balance of $56 million is available to NCB based upon discretion of the lender at December 31, 1995.

          Interest expense from borrowings under the revolving line of credit facilities is $5,004,701, $1,875,744 and $774,657 in 1995, 1994, and 1993,
respectively. The following is a summary of the borrowings under the facili-ty for the years ended December 31:
                                            1995         1994

Borrowings outstanding
       at December 31                   $128,000,000  $ 91,000,000
Available capacity
       at December 31                    128,000,000   100,000,000
Average line of credit borrowings
       outstanding during the year        77,704,284    37,711,150
Maximum borrowings during the year       186,000,000    91,000,000
Weighted average borrowing rate
       During the year                          6.4%           4.9%
       At December 31                           6.3%           6.2%


               Borrowing rates under the revolving credit facility are indexed off the prime rate, federal funds rate, certificate of deposit rates or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 1995, commitment fees for the ine of credit are .20% on $120 million and .125% on $80 million. Total com-mitment fees paid for revolving credit facilities are $340,000, $458,335, and $538,630 in 1995, 1994, and 1993, respectively. All borrowings under the fa-cility which are outstanding at expiration of the facility are due at that time.

               NCB is required under these revolving lines of credit agree-ments to maintain $25 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $265 million (defined as total members' equity plus subordinated Class A notes). NCB shall not at any time permit consolidated senior debt to exceed 650% of con-solidated adjusted net worth.

         Other Short-term Debt

               In an effort to reduce NCB's cost of funds, NCB developed a program under which it makes short-term borrowings from certain of its custo-mers. At December 31, the short-term borrowings outstanding totalled $4,499,998. During 1995, NCB also entered into a series of reverse repurchase agreements. The average balance of reverse repurchase agreements outstanding during 1995 was $19,471,431 and the maximum borrowed during 1995 was $29,517,612. The weighted average rate on the reverse repurchase agreements during 1995 was 6.25%. There were no reverse repurchase agreements outstand-ing at December 31, 1995.


         Estimated fair value

               The carrying amounts and respective estimated fair values of short-term borrowings at December 31, 1995 and 1994 are as follows (amounts in thousands):







                           Carrying Amount  Estimated Fair Value

                           1995      1994      1995      1994

Line of Credit           $128,000  $91,000   $128,018  $90,995
Other                       4,500    1,038      4,504    1,039
                         $132,500  $92,039   $132,522  $92,034


14. Long-term Debt

          The following is a schedule of outstanding long-term debt at December 31, 1995:


                       Amount        Rate         Maturity

                    $ 47,107,429     8.25%           1997
                      33,000,000     7.90            1998
                      32,080,616     8.51            2000
                      30,000,000     7.15            2001
                      12,500,000     6.60            2002
                    $154,688,045

          NCB has entered into various agreements for extension of credit with third parties. One agreement, with a major insurance company, provides NCB with the option to borrow by December 31, 1996, $50 million for terms as long as 6 years. As of December 31, 1995 , NCB has borrowed $30 million on this agreement. The majority of the long-term debt has semi-annual term with principal payments due on a 30/360 basis.

          NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $81 million. The effect of the agreements is to convert $81 million of the long-term debt from a weighted average fixed rate of 7.00% to a floating rate based on LIBOR.

          The interest rate swap agreements are all tied to the six month LIBOR rate plus a spread and reprice at different times throughout the year. At December 31, the six month LIBOR was 5.51%. These agreements expire as follows:

                                        Maturity
                        Amount            Date

                     $10,000,000          1997
                      28,000,000          1997
                      13,000,000          1998
                      30,000,000          2001
                     $81,000,000

          NCB is required under these lending agreements to, among other things, maintain $25 million of cash, cash equivalents and investments and have an effective net worth of not less than $265 million (defined as total members' equity plus subordinated Class A notes). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

          The carrying amounts of long-term debt at December 31, 1995 and 1994 are $154,688,045 and $105,356,867, respectively, and the fair values of the long-term debt are $158,682,000 and $103,191,000 in the same respective periods.


15.    Subordinated Class A Notes

               On December 31, 1981, NCB issued unsecured subordinated Class A notes to the U.S. Treasury (holder) in the amount of $184,270,000 as provi-ded in the Act, as amended, in full redemption of the Class A Preferred Stock previously owned by the Government. The notes and all related payments are subordinated to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate pay-able on subordinated Class A notes.

               The notes require that proceeds from the sale of Classes B and C Stock be applied annually toward the repayment of the notes. In 1995 and 1994, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay these notes which mature on October 31, 2020. This involves the creat-ion of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100 million. The remaining $80 million would be obtained through the issuance of preferred stock or subordinated debt. As of December 31, 1995 and 1994, NCB had designated investments of $3 million and $2 million, respectively, for this fund.

               The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated Class A notes.

               The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts and respective estimated fair values of the subordinated Class A notes at December 31, 1995 (in thousands):


                                     Next        Carrying   Estimated
        Index             Rate   Repricing Date   Amount    Fair Value

91-day  Treasury rate    5.40%  January 1, 1996   $ 53,553  $ 53,553
 3-year Treasury rate    4.24   October 1, 1996     36,854    36,566
 5-year Treasury rate    6.01   October 1, 2000     55,281    56,627
10-year Treasury rate    8.82   October 1, 2000     36,854    41,839
                                                  $182,542  $188,585

          NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $60 million. The effect of the agreements is to convert $30 million of each of the 5- and 10- year subordinated Class A notes from a weighted average fixed rate of 7.41% to a floating rate based on the one month, three month and six month libor which were 5.69%, 5.63% and 5.51% respectively, at December 31, 1995. The entire $60 million matures in the year 2000.

16. Common Stock and Members' Equity

         NCB's common stock consists of Class B Stock owned by its borrowers, Class C Stock owned by cooperatives eligible to borrow from NCB, and Class D non-voting Stock owned by others.

                              1995                     1994
                    Class B  Class C  Class D   Class B  Class C  Class D

Par value per share $    100 $    100 $    100  $    100 $    100 $    100
Shares authorized    800,000  300,000  100,000   700,000  300,000  100,000
Shares issued and
  outstanding        723,498  217,312        3   678,231  248,446        3












          The changes in each class of common stock are described below:

                            Class B       Class C   Class D     Total

Balance, January 1, 1993    $59,894,353   $20,577,597   $300   $80,472,250
Proceeds from issuance of
 of common stock                -                 100     -            100
Cancellation and redemption
 of common stock               (223,258)       (3,944)    -       (227,202)

Balance,December 31, 1993   $59,671,095    20,573,753    300    80,245,148
Proceeds from issuance
 of common stock                 10,000           200     -         10,200
Cancellation and redemption
 of common stock               (330,841)          -       -       (330,841)
Conversion of allocated
 surplus to common stock      8,556,927     4,270,672     -     12,827,599
1994 patronage dividends        (84,110)          -       -        (84,110)

Balance,December 31,1994     67,823,071    24,844,625    300     92,667,996
Cancellation and redemption
 of common stock             (1,135,617)   (2,408,962)    -      (3,544,579)
1994 patronage dividend
 distributed in common stock  4,746,618       211,185     -       4,957,803
Reclassification of
 stock surplus                  915,682      (915,682)    -           -

Balance,December 31,1995    $72,349,754   $21,731,166   $300    $94,081,220


          Members' equity includes the three classes of common stock, alloca-ted and unallocated retained earnings. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated for patronage dividend distribution.


17. Regulatory Capital and Retained Earnings of NCBSB

          In connection with the insurance of savings accounts, NCBSB is required to maintain minimum amounts of regulatory capital. If the savings bank fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), the savings bank, and its deposi-tors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

          NCBSB's capital exceeds the minimum capital requirements at December 31, 1995. The following table summarizes the NCBSB's capital at December 31, 1995:















                              Tangible     Core      Risk-Based
                               Capital    Capital      Capital

NCBSB's regulatory capital   $8,474,000  $8,943,000   $9,037,000
Minimum regulatory capital
  required                    1,310,000   2,620,000    3,630,000

NCBSB's regulatory capital
  in excess of minimum
  requirement                $7,164,000  $6,323,000   $5,407,000

NCBSB's regulatory capital
  as a percent of assets          9.70%      10.18%        19.91%

Minimum regulatory capital
  required as a percent
  of assets                       1.50%       3.00%         8.00%


Asset base used for capital
  purposes                   $87,341,000  $87,810,000  $45,378,000

          NCBSB's management believes that, under the current regulations, NCBSB will continue to meet its minimum capital requirements in the foresee-able future. However, events beyond the control of NCBSB, such as increased interest rates or a downturn in the economy in areas where NCBSB has most of its loans, could adversely affect future earnings and, consequently, the abi-lity of NCBSB to meet its future minimum capital requirements.

          The Office of Thrift Supervision (OTS) regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1995, capital of $3,141,000 is available for cash dividends. Capital unavailable for di-vidend distribution at December 31, 1995, without the OTS's written consent, is $6.3 million or 5.3% of NCB's equity.


18. Employee Benefits

          Substantially all employees are covered by a non-contributory, de-fined contribution retirement plan. Total expense for the retirement plan for 1995, 1994, and 1993 is $329,471, $322,065, and $241,309, respectively.

          NCB maintains an employee thrift plan organized under IRS Code
Section 401(k) and contributes up to 6% of each participant's salary. Con-tributions and expense for 1995, 1994, and 1993 are $275,457, $251,600, and $234,246, respectively.


19. Income Taxes

          Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax to insignificant amounts. In 1995 and 1994, NCB converted $4,848,218 and $12,844,968, respectively, of allocated surplus to common stock. In 1996, NCB anticipates that it will declare a patronage dividend for 1995 of $11,309,000. The anticipated cash portion of the patro-nage dividend in 1996 of 1995 earnings is shown as dividends payable. The anticipated stock portion of the patronage dividend in 1996 of 1995 earnings has been added to allocated retained earnings at December 31, 1995. Patrons of NCB receiving such patronage dividends consent to include them in their income.

          The provision for income taxes consists of the following:






                                   Year Ended December 31,
                                1995       1994          1993
Current tax expense
  Federal                   $665,429    $ 602,358    $1,129,171
  State and local             19,184                     56,234

  Total current              684,613      602,358     1,185,405

Deferred tax (expense) benefit
  Federal                    (14,858)       6,242      (351,602)
  State and local            107,928      (24,070)       12,195

  Total deferred              93,070      (17,828)     (339,407)

Total provision             $777,683    $ 584,530     $ 845,998


          The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                  Year Ended December 31,

                               1995        1994         1993

Statutory U.S. tax rate      $4,510,339  $3,216,873   $3,217,072
Patronage dividends          (3,844,910) (2,401,410)  (1,970,383)
NOL carryforward                                        (408,000)
State and local taxes           127,112    (169,428)      45,163
Other                           (14,858)    (61,505)     (37,854)

Income tax provision         $  777,683  $  584,530   $  845,998


          Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 1995 and 1994:

                                           1995         1994

Deferred commitment fees                $103,742       $156,358
Allowance for loan losses                279,017        653,904
Other                                     77,400        128,016

Gross deferred tax assets                460,159        938,278

Valuation allowance                                    (181,189)

Net deferred tax assets                  460,159        757,089

Original issue discount                                (155,800)
Federal Home Loan Bank stock dividends   (32,239)       (19,485)
Other                                    (61,574)       (33,992)

Gross deferred tax liabilities           (93,814)      (209,277)

                                        $366,345       $547,812





20. Income Available for Dividends on Stock

          Under an existing long-term debt agreement, the aggregate amount of cash dividends on Class C or Class D Stock, together with patronage dividends payable in cash, is limited to the sum of $15 million plus 50% of NCB's con-solidated adjusted net income accumulation (or minus 100% of NCB's consolida-ted adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash di-vidends payable on any calendar year may not exceed 20% of NCB's taxable in-come for such calendar year.

          Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C Stock at a rate greater than the statu-tory interest rate payable on subordinated Class A notes. Those rates for 1995, 1994, and 1993 are 6.3%, 5.4%, and 6.0% respectively. Consequently, the amounts available for payment on the Class C Stock for 1995, 1994, and 1993 are $1,455,988, $1,552,789 and $1,110,983, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.


21. Financial Instruments with Off-Balance Sheet Risk

         NCB is a party to financial instruments with off-balance sheet risk. NCB uses such instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate swaps,forward commitments to sell loans and financial futures contracts. Those instruments involve, to varying degrees, elements of credit and inte-rest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of in-volvement, but not exposure, that NCB has in particular classes of financial instruments.

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

          In the normal course of business, NCB makes loan commitments which are not reflected in the accompanying financial statements. The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments general-ly have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire with-out being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NCB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, residential and income-producing commercial properties.

          Standby letters of credit are conditional commitments by NCB to guarantee the payment performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

          The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows (amounts in thousands):

                                        Contract of      Estimated
                                      Notional Amounts   Fair Value
                                       1995      1994   1995     1994
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit       $149,190  $198,691   $516     $847
  Standby letters of credit            69,847    29,600   753       250

          Derivative Financial Instruments Held or Issued for Purposes other than Trading

          NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its own exposure to fluctuations in interest rates. Existing NCB policies prohibit the use of derivative finan-cial instruments for any purpose other than managing interest rate risk. These instruments included interest rate swaps, financial future contracts, forward commitments, and option-like contracts such as caps, floors, and collars.

          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agree-ment commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $8,433,204, representing the estimated cost of replacing, at current market rates, all outstanding swap agreements.
NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.


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

          NCBSB and NCB enter into forward commitments to sell a portion of their production of loans to Federal National Mortgage Association and Resi-dential Funding Corporation. The market value of forward commitments is considered in the lower of cost or market valuation of the loan portfolio held for sale.

          NCB purchases or sells caps, floors, and collars to its customers in the normal course of business. Caps, floors, and collars are option-like contracts that provide the holder with benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements, generally in return for a premium paid at in-ception by the holder to the issuer. NCB offsets its risks associated with providing these products to its customers by executing offsetting positions with other counterparties.

          In 1993, NCB entered into a transaction to sell an interest rate
cap in the normal course of business.   At December 31, 1995 and 1994, the
notional amount of the cap totalled $1,633,333 and $1,233,333, respectively. The fair value of the outstanding cap was $3,709 at December 31, 1995. NCB purchased an offsetting position in February 1994, with a start date of February 1, 1996.

          The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows: (amounts in thousands):

                                    Contract or
                                  Notional  Amounts  Estimated Fair Value
                                    1995      1994       1995    1994
Financial instruments whose notional
  or contract amounts exceed the
  amount of credit risk:

      Forward commitments          $   -    $    703  $   -    $    703
      Financial futures contracts    53,400    43,900    51,388   43,619
      Interest rate swap agreements
       In a net receivable position 141,000    116,000  149,438   116,866
       In a net payable position   (141,000)  (116,000)(141,005) (115,758)

          At December 31, 1995 and 1994, NCB had deferred gains and (losses) outstanding on financial futures contracts totalling $15,313 and ($1,347,082) and $1,075,816 and ($510,459), respectively, which are included in as loans available for sale. The sale of the related loans is expected to occur in April 1996.

22.  Fair Value of Financial Instruments

      Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclo-sure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or compara-ble instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resultant fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to inde-pendent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:


  Cash and cash equivalents - The carrying amount approximates fair value.

  Investments - Fair values are based on quoted market prices for identical or comparable securities.

  Loans and lease financing - For adjustable rate commercial loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values. The fair market value of other adjust-able rate loans is estimated by discounting the future cash flows assuming that the loans mature on the next repricing date using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and of other loans and leases, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities.

  Excess servicing - The fair value of excess servicing is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturity of the underlying loans for which the excess servicing relates.

  Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

  Short-term and other borrowings - The carrying amounts of the revolving line of credit balances, advances from the Federal Home Loan Bank and other borrowings approximate fair value.

  Long-term debt - The fair value of long-term debt is estimated by discount-ing the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

  Subordinated Class A notes - The fair value of subordinated Class A notes is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

  Interest rate swap agreements - The fair value of interest rate swaps (used for interest-rate risk management purposes) is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

  Financial Futures and Forward contracts - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at
December 31, 1995 and 1994.   The fair value of forward contracts are based
on current market prices for similar contracts.

  Commitments to extend credit, standby letters of credit, and financial guarantees written - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated fair value of the Bank's financial instruments as of December 31, 1995 are set forth in the notes referenced below:


                                               Cross
                                             Reference

    Financial Assets:
          Cash and cash equivalents          Note 2
          Investments                        Note 3
          Excess servicing                   Note 4
          Loans and lease financing          Note 5


     Financial Liabilities:
          Deposits                           Note 12
          Short-term and other borrowings    Note 13
          Long-term debt                     Note 14
          Subordinated Class A notes         Note 15

    Off-Balance Sheet Financial Instruments:
          Interest rate swap agreements
            In a net receivable position     Note 21
            In a net payable position
          Financial futures and
           forward contracts                 Note 21
          Commitments to extend credit,
           standby letters of credit, and
           financial guarantees              Note 21

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
PART                               III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERSOF THE REGISTRANT

    The directors and executive officers of NCB and the positions held by each are as follows:

                                                     Year First  End of
                          Position                   Appointed    Term   Age

Edward J. Dirkswager, Jr. Chairman of the Board of
                           Directors and Director       1990     1996    57

Charles E. Snyder         President and Chief
                           Executive Officer            1983       -     42

Leo H. Barlow             Director                      1993     1996    43

Harry J. Bowie            Director                      1991     1997    60

Joseph A.Cabral           Director                      1995     1998    47

Pete R. Crear             Director                      1995     1998    53

Jerry W. Davis            Director                      1990     1996    56

Thomas D. Henrion   Vice Chairman of the Board
                    of Directors and Director           1991     1997    52

Terry Lewis               Director                      1991     1997    48

Alfred A. Plamann         Director                      1995     1998    53

Mary Ann Rothman          Director                      1993     1996    53

Anthony J. Scallon        Director                      1995       -     50

Sheila A. Smith           Director                      1995       -     50

Wally Smith               Director                      1990      1997   48

Dr. Robert L. Thompson    Director                      1989      1997   61

                                                   Year First   End of
                         Position                   Appointed   Term     Age

Caroline Blakely         Corporate Vice President,
                         Real Estate Division
                         President, NCB Mortgage
                         Corporation
                         President and Director,
                         NCB 1, Inc.
                         President and Director,
                         NCB Insurance Brokers, Inc.     1992      -     41

Charles H. Hackman       Corporate Vice President,
                         President and Director,
                         NCB Financial Corporation
                         Vice President and Director,
                         NCB Savings Bank, FSB
                         Vice President and Director,
                         NCB Insurance Brokers, Inc.       1984    -     51

Mark W. Hiltz            Corporate Vice President,
                         Special Assets                    1982     -    48

Bradford T. Nordholm     Corporate Vice President,
                         Corporate Banking Division
                         President and Director,
                         Cooperative Funding Corp.
                         Vice President and Director,
                         NCB Investment Advisers, Inc.
                         President, NCB Retail
                         Finance Corporation               1984     *    39

Kenneth A. Payton        President, NCB Savings
                         Bank, FSB                         1994     -    62

Marlon W. Pickles        Corporate Vice President          1985     -    64



* Resigned as of January 1, 1996.









                                                    Year First End of
                        Position                    Appointed  Term   Age


Richard L. Reed         Senior Vice President and
                        Chief Financial Officer,
                        Treasurer, NCB Mortgage
                        Corporation
                        Vice President and Director,
                        NCB Savings Bank, FSB
                        Vice President, Treasurer and
                        Director, NCB Investment
                        Advisers, Inc.
                        Treasurer, NCB Retail
                        Finance Corporation               1985    -      37

Barry W. Silver         Corporate Vice President,
                        Credit Policy
                        Vice President and Director,
                        NCB Saving Bank, FSB              1992     -     49

Terry D. Simonette      President, NCB Development
                        Corporation                       1991     -     46

Nominees For Directorships

Leo H. Barlow
James L. Burns
David I. Ferber
Marilyn J. McQuaide
J. Christopher Michael
Mary Ann Rothman
Edward Yaker

         Edward J. Dirkswager, Jr. is a Principal at Partners Consulting Group, Ltd. since 1993. He was formerly the Chief Executive Officer of LAMAT, Inc. in 1992 and was an officer of Group Health, Inc. in Minneapolis from 1983-1991.

         Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB since 1983 to December 1991.

         Leo H. Barlow has been President & Chief Executive Officer of Sealaska Corporation since August 1, 1992. In 1990, he was President & Chief Executive Officer of Sealaska Timber Corporation.

         Harry J. Bowie is the President and Chief Executive Officer of Delta Foundation, Inc. a community development corporation located in Greenville, Mississippi since 1986. He has also served as a Director of the Southern Regional Council located in Atlanta and the Housing Assistance Council located in Washington, D.C.

          Joseph A. Cabral has been the President and Chairman of the Board of Chatsworth Products, Inc. since its inception in June 1991. He also serves as President of the California chapter of the ESOP Association and a member of the Executive Board of the ESOP Association State/Regional Council. Prior to June 1991, he was associated with Arthur Andersen & Co.

          Pete Crear is the acting President of Credit Union National Asso-ciation, Inc (CUNA) effective December 1995. Prior to that he was the Executive Vice President and Chief Staff Officer since 1990. Previously, he was the President and Chief Executive Officer of the Indiana Credit Union League from 1988 to 1990. He also served as President of the Connecticut Credit Union League, Vice President of Information and Technical Services for the Michigan Credit Union League and Chairman of the League Service Development Committee of the Association of Credit Union League Executives.

          Jerry W. Davis has been President and Chief Operating Officer of Affiliated Foods Southwest, Inc., Little Rock and Van Buren, Arkansas, since 1986. In 1988, he became Chairman of the Board of Shurfine-Central Corporation and President of the Retailer Owned Food Distributors
Association.

          Thomas D. Henrion has been President and Chief Operating Officer of the Food Servicing Purchasing Cooperative, Inc., Louisville, Kentucky since 1980. He also serves as President and Chief Executive Officer of KFC Mutual Insurance Company, Ltd., Hamilton, Bermuda.

          Terry Lewis has been practicing law in Michigan since 1982. She was also the President of the National Association of Housing Cooperatives (NAHC) from 1987 to October 1995. Since November 1995, she chairs the legislation and government relation's committee of NAHC.

           Alfred A. Plamann is the President and Chief Executive Officer of Certified Grocers of California, Ltd. since 1994. He was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the board of directors of several of the cooperative's subsidiaries. Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer's Association (CGA), and has been a member of the Industry Relations Committee of the Food Marketing Institute (FMI).

           Mary Ann Rothman is Executive Director of the Council of New York Cooperatives since 1980. She also serves on the executive committee of the National Association of Housing Cooperatives.

           Anthony J. Scallon is Chairman of the Board of Directors, Federal Home Loan Bank of Des Moines since 1994. He is also a Vocational Coordinator, Independent School District # 197, West St. Paul, Minnesota from 1994 to present time. He was elected as Minneapolis City Council Member in 1979 and served until 1993.

           Sheila A. Smith is President and Chief Operating Officer of Advanced Rubber Concept Inc., (ARC) since 1979. In addition to her position at ARC, she is also President of GRC Industries and Vice President of TQS Group Inc.

           Wally Smith is President and Chief Executive Officer and member of the Board of Directors of Recreational Equipment, Inc., Seattle, Washington since 1983. He also serves as Chairman of the Board of Independent Colleges of Washington.

           Dr. Robert L. Thompson is President and Chief Executive Officer of Winrock International starting July 1993 to present time. Previously, he was Dean of Agriculture, Purdue University from 1987 to 1993.

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

           Mark W. Hiltz became Corporate Vice President and Manager of Special Assets in 1994. He was Senior Vice President of the Special Assets Division since 1986. Previously he was Vice President of Loan Administration since
1983 to 1986 and General Auditor from 1982 to 1983.

           Bradford T. Nordholm has been Corporate Vice President, Corporate Banking Division, since 1988 and President of NCB Business Credit Corpo-ration since 1990. Prior to that he was Senior Vice President of NCB from 1985 to 1988 and was a Vice President from 1984 to 1985. In addition, Mr. Nordholm was President of NCB Mortgage Corporation from 1987 to 1991. Previously, he was Manager, Corporate Finance, of Interregional Service Corporation.

           Kenneth A. Payton was named President and Chief Executive Officer of NCB Savings Bank, FSB in 1994. Previously, he was the President and CEO of Citizens Savings Bank Co. in 1992. He has served in various executive capacities at Fifth Third Bank from 1986 to 1992 before being promoted to President and CEO of Fifth Third Trust Co. and Saving Bank, FSB, Florida.

           Marlon W.Pickles has been Corporate Vice President,Special Assets, of NCB since 1985. Previously, he was a self employed management consultant to financial institutions, primarily in the area of loan workouts.

           Richard L. Reed was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.

           Barry W. Silver has been Corporate Vice President, Credit Policy, of NCB since January, 1993 and Senior Vice President, Credit Policy of NCB from January, 1992 to January, 1993. Previously, he served as a senior lending officer for NCB since 1980 to 1992.

           Terry D. Simonette has been the President and Chief Operating Officer of NCB Development Corporation since 1992. From 1984 to 1991, he served as Vice President of NCB Development Corporation.


Nominees for Directorships

           Leo H. Barlow has been President and Chief Executive Officr of Sealaska Corporation since August 1, 1992. In 1990, he was President and Chief Executive Officer of Sealaska Timber Corporation.

           James L. Burns is the President and Chief Executive Officer of The Co- operative Central Bank since 1972. He is also the President and Chief Exectuve Officer of Co-operative Investment Fund since 1984. In addition, he has served as a consultant to the Australian government and the Australian and New Zealand banking industry.

           David I. Ferber is the President of 40 Fifth Avenue Corporation since 1983 and previously served on the board of Village Community School and chaired committees for them. He also served as general counsel to 186
Riverside Corporation and 67 Park Owners.

           Marilyn McQuaide is Senior Vice President and Senior Operations Officer of Vermont National Bank since 1989. She was a Vice President and also served on the board of Northeast Cooperatives.

           J.Christopher Michael is the President and Chief Executive Officer of Associated Wholesalers, Inc. since 1990. He also served on the Board of Directors of Shurfine Eastern, Inc. and currently holds the position of President and Chairman of the Board.

           Mary Ann Rothman is Executive Director of the Council of New York Cooperatives since 1980. She also serves on the executive committee of the National Association of Housing Cooperatives.

           Edward Yaker is the President and Chairman of the Board of the Amalgamated Housing Corporation in Bronx, New York since 1984. He also served as co-chair of the executive committee for the Coordinating Council of Cooperatives.


COMPOSITION OF BOARD OF DIRECTORS

              The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. Of the Presidential appointees, one must be selected from among proprietors of small business concerns which are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Sheila A. Smith is the Presidential appointee from among proprietors of small business concerns. There is a vacancy for the Presidential appointee from among the officers of U.S. agencies and departments. Anthony J. Scallon is the Presidential appointee from among persons representing low-income cooperatives.

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

          Only holders of NCB's Class B and Class C stock have voting rights, and they vote as one class under the terms of the weighted voting system adopted by NCB to comply with the Act. The NCB by-laws and voting policy provide that (a) each stockholder of record who is also a borrower from NCB (a "borrower-stockholder") is entitled to five votes, (2) each borrower-stockholder is entitled to additional votes, up to a total of 120, based on a formula measuring the proportion that such borrower-stockholder's patronage with NCB bears to the total patronage during a period of time fixed by the election rules, and (3) each stockholder who is not a borrower from NCB shall receive one vote, and non-borrower stockholders as a class shall receive at least 10% of the votes allocated.

          The by-laws and voting policy further provide that, notwithstanding any allocations of votes which would otherwise result from the foregoing rules
(1) no stockholder shall be entitled to more than 5% of the total voting control held by all stockholders, (2) the total votes allocated to any class of cooperatives shall not exceed 45% of the total, and (3) no stockholder which is a "developing cooperative" shall be entitled to more than five votes. A developing cooperative is defined as a cooperative that is in a developmental or fledgling state of operation and that does not have members who are ultimate consumers or primary consumers.

           NCB has reserved the right to alter its voting policy at any time to comply with the requirement of the Act that its voting system should not result in: (1) voting control of NCB becoming concentrated with larger, more affluent or smaller, less affluent organizations, (2) a disproportionate concentration of votes in any housing cooperatives or low-income cooperatives or consumer goods and services cooperatives, or (3) the concentration of more than 5% of the voting control in any one Class B or Class C stockholder.

           NCB may refuse to honor any stockholder's voting rights, except to the extent of one vote, if the stockholder is more than 90 days late on any payment to NCB at the time such rights would otherwise be exercised.

Committees of the Board

           The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, including Executive, Loan and Business Development, Finance, Audit, Low Income Policy, and Strategic Planning and Nominating Committees.

            The Executive Committee is responsible for exercising all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interest of NCB. It also reviews and recommends CEO's annual compensation and benefit plans, authorizes contracts in excess of $100,000, recommends to the board rules and procedures governing the board, reviews and recommends policies or actions not within the authority of any other committee, serves as the appeal authority for loan turn-down, recommends to the board appointment of representatives to other boards where NCB is entitled to such representation and approves exceptions to policies not within the authority of another committee. The members of the committee are Leo H. Barlow, Harry J. Bowie, Edward J. Dirkswager, Jr.(Chair), Thomas D. Henrion, Terry Lewis, Wally Smith and Robert L.Thompson.

             The Loan and Business Development Committee is responsible for providing policy to management and for monitoring the lending, fee for service and business development efforts of NCB and its subsidiaries, consistent with the board's approved strategic plan. The members of the committee are Harry J. Bowie, Jerry W. Davis, Terry Lewis, Alfred A.Plamann, Mary Ann Rothman, Anthony J. Scallon and Wally Smith(Chair).

             The Finance Committee is responsible for monitoring NCB's financial planning, budgeting process, asset liability management and funding strategies for the Bank. The members of the committee are Leo H. Barlow, Joseph A. Cabral, Pete Crear, Edward J. Dirkswager, Jr., Thomas D. Henrion, Sheila A. Smith and Robert L. Thompson(Chair).

              The Audit Committee shall assist the Board of Directors in fulfilling its statutory and fiduciary responsibilities for NCB and its subsidiaries and affiliate by overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB and its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the Committee are Leo H. Barlow(Chair), Joseph A. Cabral, Pete Crear, Edward J. Dirkswager, Jr., Sheila A. Smith and Robert L. Thompson.

                The Low Income Policy Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income coopera-tives in accordance with established policies and for recommending to management ways NCB can increase low income lending. The members of the committee are Harry J. Bowie(Chair), Jerry W. Davis, Terry Lewis, Alfred A. Plamann, Mary Ann Rothman and Anthony J. Scallon.

                The Strategic Planning Committee monitors and reviews all NCB related entities' planning activities delegated to them by the board. The member of the committee are Leo H. Barlow, Harry J. Bowie, Joseph A. Cabral, Pete Crear, Jerry W. Davis, Edward J. Dirkswager, Jr., Thomas D. Henrion (Chair),Terry Lewis, Alfred A. Plamann, Mary Ann Rothman, Anthony J. Scallon, Sheila A. Smith, Wally Smith and Robert L. Thompson.

                The Nominating Committee annually oversees the election for NCB directors. The committee also periodically drafts election rules on behalf of the Board of Directors. The members of the committee are Harry J. Bowie, Joseph A. Cabral, Pete Crear, Jerry W. Davis, Edward J. Dirkswager, Jr.,
Thomas D. Henrion(Chair), Terry Lewis, Alfred A. Plamann, Anthony J. Scallon, Sheila A. Smith, Wally Smith and Robert L. Thompson.



                        ITEM 11.  EXECUTIVE COMPENSATION
                           COMPENSATION OF THE OFFICERS

         The following table sets forth the compensation during the three fiscal years of NCB's Chief Executive Officer and its four other most highly compensated executive officers.

                                                             All Other
                                       Annual  Compensation Compensation
       (a)                      (b)        (c)      (d)           (e)
       Name and
       Principal Position        Year    Salary      Bonus

         Charles E. Snyder,      1995   $275,534    $86,450      $19,320
         President & CEO         1994   260,000      64,530       23,264
                                 1993   212,500      47,812       21,507

         Bradford T. Nordholm,   1995   180,982       60,655      19,320
         CVP, Banking            1994   173,300       55,600      21,691
                                 1993   165,000       33,000      20,259

         Charles H. Hackman,     1995   175,147       52,920      19,320
         CVP                     1994   168,000       51,180      21,345
                                 1993   160,000       36,000      19,183

         Caroline Blakely,       1995   138,130       44,750      17,669
         CVP, Real Estate        1994   108,531       58,800      13,796

         Barry Silver,           1995   129,787       29,541      16,630
         CVP, Credit Policy      1994   121,489       33,400      16,335

         * The "All Other Compensation" reported for 1995 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

                              Retirement Plan  Matching 401(k) Term Insurance
                               Contribution       Contribution   Premiums

         Mr. Snyder                 $9,000          $9,000      $1,320
         Mr. Nordholm                9,000          9,000        1,320
         Mr. Hackman                 9,000          9,000        1,320
         Ms. Blakely                 8,288          8,288        1,093
         Mr. Silver                  7,800          7,800        1,030

    NCB has entered into a severance agreement with Charles E. Snyder, which provides for certain payments to Mr. Snyder if his employment as NCB's President and Chief Executive Officer terminates other than for cause or as a result of his unilateral voluntary resignation. The agreement provides that, for 90 days after NCB gives notice of Mr. Snyder's termination, he is to receive his full salary as in effect at the time notice is given (or his prior salary if it had been reduced in the 30 days prior to such notice ) as well as continued accrual of vacation and sick leave benefits; and continued medical, dental, life insurance and pension benefits. Following such 90 day period, Mr. Snyder is entitled to receive payments of $11,000 per month for an additional nine months. If, prior to the conclusion of payments under the agreement, Mr. Snyder obtained a new executive position with another firm, payments under the agreement would be terminated or reduced.

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

         COMPENSATION OF THE BOARD


          Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant which amounted in 1995 to $387.36 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $7,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended, and (5) travel expenses. The Chairman of the Board is entitled to an additional $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

         Mr. Frank Sollars, whose term as a director expired in July 1995, was eligible for reimbursement of additional travel expenses up to $7,000 incurred while attending functions or conducting business related to cooperative business as an official representative of NCB.

          NCB entered into deferred compensation agreements with former directors Gordon E. Lindquist and Jeremiah J. Foley dated June 1, 1991 and April 20, 1992, respectively. Under the terms of the agreement, fees payable to Messrs. Lindquist and Foley for their services as Directors of NCB could be deferred at their option until retirement from the Board. Interest will be credited, compounded quarterly, at an annual rate equal to the yield on a 91 day US Treasury Bill plus 50 basis points adjusted quarter ly. Both of them served on the board until April 1995.


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

          The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1995.


                                       Class B Stock     Class C Stock
      Name and Addresses of          No. of   Percent    No. of   Percent
         Shareholders                Shares   of Class   Shares   of Class

 Co-operative Central Bank         30,500.00    4.22%    27,952.77  12.86%
 265 Franklin Street
 Boston, MA.  92110

 Greenbelt Homes Inc               14,424.28     1.99%   29,383.36  13.52%
 Hamilton Place
 Greenbelt, MD.  20770

 Group Health, Inc (1)             11,200.21     1.55%   14,249.60    6.56%
 2829 Univ. Ave., S.E.
 Minneapolis, MN  55414


            (1) The holdings of Group Health, Inc. (GHI) include 2,442.24 shares and 2,769.48 shares of Class B and C stock,respectively, held of record by Central Minnesota Group Health Plan which is affiliated to GHI. GHI disclaims beneficial ownership of these shares.

          Because the Act restricts ownership of NCB's Class B and Class C stock to eligible cooperatives, NCB's officers and directors do not own any Class
 B or Class C stock, although cooperatives with which they are affiliated may own such stock.


                  ITEM 13.  CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

             Certain Transactions

              The following table sets forth information concerning certain transactions by which NCB and its subsidiaries have made loans or leases to organizations with which NCB directors or executive officers are affiliated. The first column lists the name of the director or executive officer who is related with the loan or lease recipient. The second column sets forth the name of the organization to which the loan or lease was made. (Loans labeled as "personal" were made to the named director or officer). The last three columns list loan balances and interest rates as of the specified dates. The text following the table further describes the nature of the transactions set forth in the table.

              The following loans and leases were made in the ordinary course of NCB's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of uncollectability or present other unfavorable features.

         National Cooperative Bank
                                          Largest                 Interest
                                          Balance   Balance as     Rate as
                                             in          of           of
                   Related Party           1995    12/31/95        12/31/95

Leo H. Barlow    Sealaska Timber Corp  13,000,000   11,960,188      9.18%
                 Sealaska Corp          2,317,467    2,000,932      9.40%
                 Sealaska Corp          4,300,000            0

Joseph A. Cabral Chatsworth Products      500,000      500,000      9.25%
                 Chatsworth Products    1,000,000      550,000      9.25%
                 Chatsworth Products      752,400      556,600      9.25%
                 Chatsworth Products    1,337,045    1,294,453      9.25%

Pete Crear       CUNA Service Group    13,500,000    4,500,000      7.88%
                 CUNA Service Group     4,925,000    4,863,440      9.38%

Jerry W. Davis   Affiliated Food and
                 Drug                     546,698      466,904     10.00%
                 Affiliated Food, Inc.  1,157,710           0
                 Affiliated Food, Inc.  5,000,000    5,000,000      7.94%
                 Affiliated Food, Inc     713,539      713,539      8.38%
                 Kenyan Enterprises       258,152      140,507      9.38%
                 Kenyan Enterprises       943,959      886,459      9.50%
                 Kenyan Enterprises       410,870      274,928      9.37%
                 Ralph's Fine Food        366,799      290,068     10.00%
                 John Cox Company         280,788      244,658     10.00%
                 Buy Rite Food            499,660      304,863      9.07%
                 Don Huckaby, Inc.        476,028            0
                 Fisers, Inc.             304,943      217,207      7.75%

Thomas Henrion   Food Service Purchasing
                 Cooperative, Inc.        175,605       63,451      9.55% -
                                                                   11.00%

Alfred A.Plamann Certified Grocers of CA. 367,677      314,966      lease

Mary Ann Rothman 110- 118 Riverside
                 Tenants                3,074,056    3,074,056       9.75%

Barry S. Silver  International Town and
                 Country                  701,169      474,192      10.50%

Charles H.Hackman Watergate South         670,000      670,000       9.75%

Nominees for Directorship

James L. Burns  Coop. Central Bank      3,000,000    3,000,000       6.50%

J. Christopher Michael Associated Wholesalers
                  Dutch's Market          472,500      463,750       9.44%
                  Graceton Store, Inc.    344,167      274,167       9.50%
                  Graceton Store, Inc.    829,417      729,417       9.50%
                  Gerrity's Supermarket 2,200,000    2,200,000      10.25%

NCB Savings Bank, FSB

Charles H. Hackman        Personal        154,005      121,509       7.00%

              NCB has two loans outstanding with Sealaska Corporation of which Mr. Barlow is President and Chief Executive Officer. The first loan was used to refinance a real estate term loan and the second loan was a line of credit to provide working capital financing. In addition, NCB has a $13 million loan participation with National Bank of Alaska to acquire timber.

              NCB has one term loan and three lines of credit outstanding to Chatsworth Products, Inc. of which Mr. Cabral is the President. The term loan was used to facilitate an Employee Stock Ownership Purchase. Two of the
lines of   credit are used for the purchase of machinery and equipment and are termed out after the initial draw periods. The revolving line of credit is used for working capital financing.

              NCB has a line of credit and term loan to CUNA Service Group of which Mr. Crear is the Acting President and Executive Vice President and
Chief Staff Officer. The line of credit is used for working capital purposes. The term loan was used for building construction and is secured by the building.

              NCB has one loan and a line of credit outstanding to Affiliated Foods Southwest, Inc. of which Mr. Davis is President and Chief Operating Officer. One loan was used to refinance a previous loan. The line of credit is used for working capital purposes. Affiliated Foods Southwest is the guarantor of certain loans held by NCB which are listed in the above schedule. The loans were made to members of the Affiliated Foods Southwest, Inc. for working capital and purchases of inventory.

              NCB has one line of credit with Food Service Purchasing Coope-rative, Inc. of which Mr. Henrion is the President and Chief Executive Officer. The line of credit is used for working capital purposes.

              NCB has an equipment lease outstanding to Certified Grocers of California of which Mr. Plamann is the President and Chief Executive Officer.

              NCB has a line of credit outstanding to 110-118 Riverside Tenants Cooperative of which Ms. Rothman is a member. The line of credit is used to fund capital improvements for the housing cooperative.

              Mr. Hackman, an officer of NCB, is a member of the Board of Watergate South, Inc. The purpose of the loan was for capital improvements to the property.

              Mr. Silver, an officer of NCB, is a member of the International Town and Country Club. This loan predates Mr. Silver's membership in the club.

              NCB has a $10 million participation in a $50 million revolving line of credit outstanding to the Co-operative Central Bank of which Mr. Burns is the President and Chief Executive Officer.

              NCB has loans outstanding to members of Associated Wholesalers, Inc. (AWI) of which Mr. Michael is the Chief Executive Officer. Associated Wholesalers, Inc. is a partial guarantor on four loans listed in the above schedule. The guarantees on the above loans range from 10% to 25%. The loans are used for equipment and inventory purchases and to acquire new and/or renovate stores.

              In its normal course of business, NCB Savings Bank makes loans to employees at competitive market rates. NCB Savings Bank has issued a home mortgage loan to Charles Hackman.

              NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm's length transaction.

                                   PART IV

           Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                         AND REPORTS ON FORM 8-K

          (a)(1) The following financial statements are filed as a part of this report.

             Financial Statements as of December 31, 1993, 1994, and 1995.

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

     (a)(3)The following exhibits are filed as a part of this report.

      Exhibit No.

         (a)  3.1       National Consumer Cooperative Bank Act, as amended
                         through 1981.

         (c)  3.2       1989 Amendment to National Consumer Cooperative Bank
                         Act.

         (g)  3.3       Bylaws of NCB

         (h)  4.1       Election Rules of the NCB.  For other instruments
                        defining the rights of security holders, see Exhibits
                        3.1 and 3.2.

         (i)  4.2       Form of Assumption Agreements and Amended and Restated
                        Senior Note Agreements

         (i)  4.3       Schedule Concerning Senior Note Agreements


  Exhibit No.

        (i)  10.1       Second Amended and Restated Loan Agreement with
                        National Westminster Bank USA et al.

       *(h)  10.2       Deferred Compensation Agreement with Jeremiah J.
                        Foley

       *(k)  10.3       Deferred Compensation Agreement with Charles E.
                        Snyder

       *(g)  10.4       Severance Agreement with Charles E. Snyder

       *(l)  10.5       Incentive Plan for NCB Executive Officers

       *(a)  10.6       Insurance Plan for NCB Executive Officers

        (b)  10.7       Subordination Agreement with Consumer Cooperative
                        Development Corporation (now NCB Development
                        Corporation)

       *(j)  10.8       First Amendment to Deferred Compensation Agreement
                        with Jeremiah J. Foley

        (k) 10.11       Amendment No. 1 to Second Amended and Restated Loan
                        Agreement
                        with National Westminster Bank, USA et al.

       (e) 10.12        Lease on Headquarters of  NCB


       (k) 10.13        Note Purchase Agreement with Lutheran Brotherhood
                        et al.

      *(h) 10.14        Employment Agreement with Marlon W. Pickles

       (k) 10.15        Master Shelf Agreement with Prudential Insurance
                        Co. of America et al.

       (c) 10.16        Financing Agreement with U.S. Treasury.

       (k) 10.17        Term Loan Agreement with Credit Suisse ( Nov. 1994)

      (k)  10.18        Term Loan Agreement with Credit Suisse ( Feb. 1995)

      (l)  10.19        Amendment No. 2 to the Second Amended and Restated
                        Loan Agreement with Natwest Bank et al.

     (1)  10.20         Term Loan Agreement with Credit Suisse (Sept. 1995)


  Exhibit No.

    *(e)  10.21         Deferred Compensation Agreement with Gordon E.
                        Lindquist

     (l)  10.22         Senior Note Agreement (Dec. 1995)

     (l)  10.23         Term Loan Agreement with  Comerica Bank (Dec. 1995)

     (l)   22.1         List of Subsidiaries and Affiliates of the NCB

     (l)   25.1         Power of Attorney by Joseph Cabral

     (i)   25.2         Power of Attorney by Leo Barlow

     (d)   25.3         Power of Attorney by Jerry W. Davis

     (f)   25.4         Power of Attorney by Harry J. Bowie

     (f)   25.5         Power of Attorney by Thomas D. Henrion

     (i)   25.6         Power of Attorney by Pete Crear

     (i)   25.7         Power of Attorney by Mary Ann Rothman

     (d)   25.8         Power of Attorney by Edward J. Dirkswager, Jr.

     (d)   25.9         Power of Attorney by Wally Smith

     (f)  25.10         Power of Attorney by Terry Lewis

     (l)  25.11         Power of Attorney by Alfred A. Plamann

     (l)  25.12         Power of Attorney by Anthony J. Scallon

     (l)  25.13         Power of Attorney by Sheila A. Smith

     (d)  25.14         Power of Attorney by Robert L. Thompson

     (l)  27            Financial Data Schedule

  * Exhibits marked with an asterisk are management contracts or compensatory plans.

  (a) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

  (b) Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed
 May 7,1986).

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

  (f) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1991(File No. 2-99779).

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

  (k) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

  (l) Filed herewith.

  (b) The Registrant did not file any reports on Form 8-K during the last quarter of 1995.

                                  SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      NATIONAL CONSUMER COOPERATIVE BANK



   DATE  March 31, 1996                 BY/s/Charles E. Snyder
                                          Charles E. Snyder
                                          President and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

                              Signature                 Title     Date


 */s/Edward J. Dirkswager, Jr    Chairman of the Board and     3/31/96
 Edward J. Dirkswager, Jr.       Director

 /s/Richard L. Reed              Senior Vice President         3/31/96
 Richard L. Reed                 (Principal Financial Officer)


 /s/Marietta J. Orcino            Vice President,Tax &         3/31/96
 Marietta J. Orcino               Regulatory Compliance and an
                                  Authorized Representative

 /s/Patricia A. Ferrick           Vice President (Principal     3/31/96
 Patricia A. Ferrick              Accounting Officer)

 */s/Leo H. Barlow                Director                      3/31/96
 Leo H. Barlow


 */s/Harry J. Bowie               Director                       3/31/96
 Harry J. Bowie


 */s/Joseph A. Cabral             Director                       3/31/96
 Joseph A. Cabral



  Signature                       Title                           Date

 */s/Pete Crear                   Director                       3/31/96
 Pete Crear

 */s/Jerry W. Davis               Director                       3/31/96
 Jerry W. Davis


 */s/Thomas D. Henrion            Director                       3/31/96
 Thomas D. Henrion


 */s/Terry Lewis                  Director                       3/31/96
 Terry Lewis


 */s/Alfred A. Plamann            Director                       3/31/96
 Alfred A. Plamann


 */s/Mary Ann Rothman             Director                       3/31/96
 Mary Ann Rothman


 */s/Anthony J. Scallon           Director                       3/31/96
 Anthony J. Scallon


 */s/Sheila A.Smith               Director                       3/31/96
 Sheila A. Smith


 */s/Wally Smith                  Director                       3/31/96
 Wally Smith


 */s/Dr. Robert L. Thompson       Director                       3/31/96
 Robert L. Thompson


 * By /s/Richard L.Reed
 Richard L. Reed
 (Attorney-in-Fact)

            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   With this report, the registrant is furnishing to the Commission for its information the registrant's proxy materials for its 1996 annual meeting and the registrant's annual report to securityholders.

                               INDEX TO EXHIBITS


        Exhibit No.          Description


           10.5      Incentive Plan for NCB Executive Officers

           10.19 Amendment No. 2 to the Second Amended and Restated Loan Agreement with National Westminster Bank, USA et al.

           10.20     Term Loan Agreement with Credit Suisse (Sept. 1995)

           10.22     Senior Note Agreements (Dec. 1995)

           10.23     Term Loan Agreement with Comerica Bank (Dec. 1995)

           22.1      List of  Subsidiaries and Affiliates of NCB

           25.1      Power of Attorney by Joseph Cabral

           25.6      Power of Attorney by Pete Crear

           25.11     Power of Attorney by Alfred A. Plamann

           25.12     Power of Attorney by Anthony J. Scallon

           25.13     Power of Attorney by Sheila A. Smith

              27     Financial Data Schedule




                        Supplemental Information

                     Registrant's 1996 Proxy Materials