Form 10-Q
period 1996-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1996-05-15
CIK 356801

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended March 31, 1996  Commission file number 2-99779




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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at March 31, 1996

              Class C                                217,312
(Common stock, $100.00 par value)

              Class B                                723,467
(Common stock, $100.00 par value)

              Class D                                   3
(Common stock, $100.00 par value)



                    National Consumer Cooperative Bank
              (doing business as National Cooperative Bank)
                            and Subsidiaries

                                  INDEX


PART I  FINANCIAL INFORMATION                                   Page No.

Item 1   Condensed consolidated statements of financial
         condition - March 31, 1996 and December 31,
         1995.........................................              3

         Condensed consolidated statements of income -
         for the three months ended March 31, 1996 and
         1995.........................................              4

         Condensed consolidated statements of cash
         flows - for the three months ended March 31,
         1996 and 1995..............................                5

         Condensed notes to the consolidated financial
         statements - March 31, 1996.................                6-8

Item 2   Management's discussion and analysis of
         financial condition and results of operations - for the
         three  months ended March 31, 1996 and 1995.......         9-16

PART II OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders        17

Item 6    Exhibits:
          Exhibit 27 - Financial Data Schedule










                                 NATIONAL COOPERATIVE BANK
                                CONSOLIDATED BALANCE SHEETS
                            March 31, 1996 and December 31, 1995
                                        (Unaudited)

                                          1996                 1995
Assets
Cash and cash equivalents           $  15,006,636          $  21,289,376
Restricted cash                         8,348,703              8,348,703
Investment securities
   Available-for-sale                  28,631,622             29,095,559
   Held-to-maturity                     8,199,956              3,118,956
Loans and lease financing             539,338,802            558,582,284
Loans held for sale                   107,673,553              8,608,195
   Less: Allowance for loan losses    (14,869,055)           (14,554,240)
                                      632,143,300            582,636,239

Excess servicing                        4,293,519              25,670,305
Premises and equipment, net             2,222,433               1,896,779
Other assets                           15,646,560              12,475,747
   Total assets                      $734,492,729            $684,531,664

Liabilities and Members' Equity
Liabilities
Deposits                            $  80,892,055          $   78,100,173
Patronage dividends payable in cash     5,866,652               5,088,851
Other liabilities                      15,583,456              12,687,840
Borrowing
   Short-term                         143,000,000             132,499,998
   Long-term                          187,142,706             154,688,045
                                      330,142,706             287,188,043
   Subordinated Class A notes         182,989,022             183,013,689

   Total borrowing                    513,131,728             470,201,732

   Total liabilities                  615,473,891             566,078,596
Members' equity
Common stock
   Class B                             72,346,754              72,349,754
   Class C                             21,731,166              21,731,166
   Class D                                    300                     300
Retained earnings
   Allocated                            7,202,639               6,219,707
   Unallocated                         17,898,103              17,898,103
   Unrealized gain (loss) on
    investment securities
      available for sale                 (160,124)                254,038
   Total members' equity              119,018,838             118,453,068
   Total liabilities and members'
      equity                         $734,492,729            $684,531,664



                       NATIONAL COOPERATIVE BANK
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


For the three months ended March 31,        1996               1995

Interest Income
 Loans and lease financing            $13,329,141          $10,883,467
 Investment securities                    958,848              884,731

   Total interest income               14,287,989           11,768,198
Interest expense
 Deposits                               1,034,879              714,463
 Short-term borrowing                   1,853,834            1,048,557
 Long-term debt, other borrowing
   and subordinated Class A note        5,565,676            4,926,941

   Total interest expense               8,454,389            6,689,961

   Net interest income                  5,833,600            5,078,237

Provision for loan losses                 320,000              219,200
   Net interest income after
    provision for loan losses           5,513,600            4,859,037
Non-interest income
 Gain on sale of loans                    148,761            1,412,594
 Loan and deposit servicing fees          488,395              371,181
 Other                                    903,393              819,766

  Total non-interest income             1,540,549            2,603,541
Non-interest expenses
 Compensation and employee benefits     2,665,204            2,368,385
 Contractual services                   1,088,381            1,061,319
 Occupancy and equipment                  544,852              714,393
 Contribution to NCB Development Corp     125,000              125,000
 Other                                    640,640              615,545

   Total non-interest expenses          5,064,077            4,884,642

Income before income taxes              1,990,072            2,577,936

Provision for income taxes                229,337              125,064

   Net income                       $   1,760,735        $   2,452,872

Distribution of net income
 Patronage dividends                $   1,760,735         $  2,249,849
 Retained earnings                                             203,023
                                     $  1,760,735         $  2,452,872


                              NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

For the three months ended March 31,                 1996          1995
Cash flows from operating activities
Net income                                      $  1,760,735  $  2,452,872
Adjustment to reconcile net income
 to net cash (used in) provided
 by operating activities
  Provision for loan losses                          320,000       219,200
  Depreciation and amortization                    1,560,954     1,102,482
  Gain on sale of assets                            (148,761)   (1,399,815)
  Loans originated for sale                      (75,013,963)  (35,989,359)
  Proceeds from sale of loans held for sale          459,833    58,278,524
  Increase in other assets                        (3,199,371)   (3,257,023)
  Increase in other liabilities                    2,895,615     3,325,884
  Other                                              144,635      (867,128)

 Net cash (used in) provided by
  operating activities                           (71,220,323)   23,865,637
Cash flows from investing activities
  Purchases of investment securities
   Available-for-sale                             (3,143,917)   (2,596,115)
   Held-to-maturity                               (5,180,000)
  Proceeds from maturities and sale of investment securities
   Available-for-sale                              3,135,515     3,301,907
   Held-to-maturity                                   99,000       225,771
  Loans originated, net of loan repayments       (13,656,809)  (52,876,929)
  Proceeds from sale of portfolio loans           11,075,444    26,711,435
  Purchases of premises and equipment               (469,485)      (48,102)

 Net cash provided by (used in) investing
  activities                                      19,173,366   (25,282,033)
Cash flows from financing activities
  Net increase  in deposits                        2,791,882    11,262,027
  Net increase (decrease) in short-term
   borrowings                                     10,500,002   (24,298,690)
  Proceeds from issuance of long-term debt        32,500,000    19,936,094
  Repayment on long-term debt                        (24,667)
  Repayment on other borrowings                                   (201,800)
  Redemption of common stock                          (3,000)      (22,855)

Net cash provided by financing activities         45,764,217     6,674,776
(Decrease) increase in cash and cash equivalents  (6,282,740)    5,258,380
Cash and cash equivalents, beginning of year      21,289,376    12,546,834

Cash and cash equivalents, end of period         $15,006,636   $17,805,214

Supplemental schedule of noncash investing and financing activities:
Unrealized (loss) gain on investment
 held for sale                                 $    (414,162)  $   621,710
Interest paid                                      4,993,135     1,522,384
Income taxes paid                                    102,113       123,597



                         NATIONAL COOPERATIVE BANK
                   CONSOLIDATED NOTES TO THE CONSOLIDATED
                         FINANCIAL STATEMENTS
                             March 31, 1996
                               (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

     As of March 31, 1996, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 1168 days with interest rates in those portfolios varying from 4.25% to 8.5%.

                               Cash and         Investment     Investments
                                 Cash            Available      Held to
                               Equivalents        for Sale     Maturity

  Cash                         $   3,908,439    $              $

  Federal funds                    1,790,001

  Money market  securities         7,519,068

  Mutual funds                                    1,914,060

  Certificates of deposit                                        5,479,000

  Mortgage-backed securities                                     2,720,956

  Corporate bonds                                16,027,656

  Eurodollar certificates
     and repurchase agreements    1,789,128

  U.S. Treasury and
     Agency obligations                          10,689,906
                                $15,006,636    $ 28,631,622   $ 8,199,956

     At March 31, 1996, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

2.   Loans and Lease Financing

     Loans and leases outstanding by category at March 31, 1996 were:

       Commercial loans                           $309,310,864
       Lease financing                              13,143,785
       Real estate loans
        Residential                                315,114,039
        Construction                                   469,355
        Commercial                                   8,974,311
                                                  $647,012,354

     At March 31, 1996 and December 31, 1995 real estate loans held for resale were $107.7 million and $38.6 million, respectively.

3.    Impaired Assets

     Loans that became impaired after J anuary 1, 1995 totaled $2,467,374 and $2,437,450 at March 31, 1996 and 1995, respectively. The 1996 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,762,057 and $705,317, respectively. The 1995 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,719,000 and $718,450 respectively. A specific allowance of $247,000 and $144,000 has been set aside for these loans at March 31, 1996 and 1995, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1996 and 1995, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loan totaled $13,363 and $12,542 during the first three months ended March 31, 1996 and 1995, respectively.

     At March 31, 1996 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

     At March 31, 1996 and 1995, NCB had real estate acquired through foreclosure of $1,621,389 and $300,000, respectively, which are classified as other assets.

4.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 1996:

  Balance at January 1, 1996                    $14,554,240
  Provision for loan losses                         320,000
  Charge-offs                                       (10,800)
  Recoveries of loans previously charged off          5,615

  Balance at March 31, 1996                     $14,869,055

     The allowance for loan losses as a percentage of average loans and lease financing at March 31, 1996 was 2.4%.

5. Mortgage Servicing Rights

     As of January 1, 1996, NCB adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". The impact of the implementation on its financial condition and results of operation was immaterial.

                                 NATIONAL COOPERATIVE BANK
                           MANAGEMENT DISCUSSION AND ANALYSIS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

SUMMARY

     NCB's net income for the three months ended March 31, 1996 was $1.8 million. This was a 28.2% or $.7 million decrease compared with the three months ended March 31, 1995. The variance primarily resulted from a reduction in non-interest income of $1.1 million and increases in non-interest expense and provision for loan losses totaling $.3 million. These were, however, partially offset by an increase in net interest margin of $.8 million.

     Total assets were $734.5 million at March 31, 1996, up 7.3% from $684.5 million at December 31, 1995. The primary increase in assets was the $49.8 million of growth in loans held for sale. These loans were subsequently sold in April.

NET INTEREST INCOME

     Net interest income increased $755 thousand for the first three months of 1996 compared with the same period a year ago. As shown on Table 2, the increase in net interest income related to increased volume was $720 thousand while the increase related to changes in interest rates was $35 thousand.

     For the three months ending March 31,1996, interest income increased $2.5 million to $14.3 million from $11.8 million in the three months ended March 31,1995. The increase in interest income was due to a higher average loan balance for the time period in a declining rate environment. As shown on Table 2, interest income increased $2.9 million due to increased volume but decreased $.4 million due to interest rates. As shown on Table 1, the average rate on interest earning assets decreased to 8.42% during the three months ended March 31,1996 compared with 8.59% in the same time period in 1995.

     Interest expense increased $1.8 million to $8.5 million for the three months ended March 31, 1996 compared with $6.7 million for the three months ended March 31, 1995. The average rate on interest-bearing liabilities decreased to 5.96% compared with 6.45% in the same period in 1995. Borrowings at March 31,1996 increased 15% or $45 million from the December 31, 1995 balance of $287.2 million and were used to fund loan originations. As shown on Table 2, a $2.2 million increase in interest expense was volume related while a $.5 million decrease was due to interest rates.

NON-INTEREST INCOME

     Non-interest income for the three months ended March 31, 1996 of $1.5 million decreased 40.8% or $1.1 million from $2.6 million for the same period last year. The decrease was due to a lower gain on sale of loans which totaled $149 thousand in the first three months of 1996 compared with $1.4 million in the same period in 1995. During the first quarter of 1996 and 1995, loans sold amounted to $459,833 and $58,278,524, respectively.
An increase in servicing fee income and excess servicing fees partially offset the negative variance.

NON-INTEREST EXPENSES

     Non-interest expenses for the three months ended March 31, 1996 increased 4% to $5.1 million from $4.9 million for the three months ended March 31, 1995. Salaries and benefits, the largest component of non-interest expenses, increased 12.5% or $.3 million due to a higher employee base at the start of 1996 as compared with 1995. Partially offsetting this increase was a positive adjustment to the headquarters rent related to 1995.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)

                                   Three Months Ended March 31,
ASSETS                              1996                   1995

                          Average  Income/  Yields/  Average  Income/  Yields/
                          Balance  Expense  Rates    Balance  Expense  Rates
Interest earning assets
 Real estate loans      $ 293,905  $ 6,393  8.70%  $ 234,413  $ 5,176  8.83%
 Commercial loans
      and leases          323,025    6,936  8.59%    258,058    5,707  8.85%

 Total loans and leases   616,930   13,329  8.64%    492,471   10,883  8.84%
 Trading, investment sec.,
  cash equivalents and other
  earning assets           61,913      959  6.19%     55,435      885  6.38%
 Total interest earning
  assets                  678,843   14,288  8.42%    547,906   11,768  8.59%

Allowance for loan losses (14,709)                   (12,967)

Non interest earning assets
 Cash                       4,266                      4,982
 Other assets              38,361                     20,144
 Total non interest earning
  assets                   42,627                     25,126
 Total assets           $ 706,761                   $560,065

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
 Subordinated Class A
  notes                 $ 183,001  $ 2,415  5.28%   $182,542   2,795  6.12%
 Notes payable            303,267    5,004  6.60%    167,915   3,169  7.66%
 Deposits                  80,923    1,035  5.12%     64,145     726  4.53%

 Total interest bearing
 liabilities              567,191    8,454  5.96%    414,602   6,690  6.45%

Other liabilities          20,804                     31,014
Members' equity           118,766                    114,449
 Total liabilities and
   members' equity      $ 706,761                  $ 560,065

Net interest earning
 assets                 $ 111,652                  $ 133,304
Net interest revenues
 and spread                        $ 5,834  2.46%            $ 5,078  2.14%
Net yield on
 interest earning assets                    3.44%                     3.71%


Table 2
Change in Net Interest Income
(dollars in thousands)

For the three months ended March 31,
                                       1996  Compared 1995
                               Increase (decrease) due to changes in:
                               Average       Average
                               Volume*       Yield         Net**
Interest Income

Cash equivalents and
 investment securities        $   222       $  (148)       $    74
Commercial loans and leases     1,444          (206)         1,238
Real estate loans               1,296           (87)         1,209

 Total interest income          2,962          (441)         2,521

Interest Expense

Deposits                          205           116            321
Notes payable                   2,036          (267)         1,769
Subordinated Class A notes          1          (325)          (324)

 Total interest expense         2,242          (476)         1,766

Net Interest Income            $  720       $    35        $   755


*    Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

     The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the three months ended March 31, 1996 increased by $104 thousand compared with the prior year's provision of $125 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities at March 31, 1996 decreased $1.7 million or 2.7% from $61.9 million at year-end 1995. NCB used the proceeds from the portfolio liquidation to partially fund loan originations. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 8.5% at March 31, 1996 from 9.4% at December 31, 1995.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at March 31, 1996 increased 2.1% to $14.9 million from $14.6 million at December 31, 1995. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $5 thousand and the provision of $320 thousand. NCB's provision for loan losses as a percentage of average loans and leases outstanding remained flat at .2%.

     The loan loss allowance as a percentage of average loans and leases decreased from 2.5% at December 31, 1995 to 2.4% at March 31, 1996. The decrease is primarily due to the increased level of loans outstanding during the period.

     As shown in Table 3, total nonperforming assets (renegotiated and non-accruing loans and real estate owned) increased from $7.2 million at December 31, 1995 to $7.5 million at March 31, 1996. Nonperforming assets as a percentage of loans and leases outstanding plus real estate owned were 1.1% at March 31, 1996 compared with 1.2% at year-end 1995. The allowance for loan losses as a percentage of nonperforming assets decreased to 198.1% at March 31, 1996 from 202.7% at December 31, 1995.

TABLE 3
Nonperforming assets
(dollars in thousands)

                         March 31, Dec. 31, Sept. 31, June 30, March 31,
                           1996     1995      1995     1995     1994

Real estate owned        $  1,621  $ 1,397  $ 1,314   $  300    $   300

Non-accruing             $  1,762  $ 1,741  $   932   $1,919    $ 1,719

Restructured             $  4,124  $ 4,041  $ 3,960   $2,080    $ 2,117

INTEREST
BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                               3/31/96           12/31/95          % Change
Deposits                      $  80,892          $  78,100           3.6%
Lines of credit                 143,000            132,500           7.9%
Term debt                       187,143            154,688          21.0%
Class A notes                   182,989            183,014           0.0%

 Total                         $594,024           $548,302           8.3%

     Interest-bearing liabilities increased $45.7 million to $594.0 million at March 31,1996 from $548.3 million at December 31, 1995.

     For the first three months of 1996, deposits at NCB Saving Bank, FSB grew 3.6% to $80.9 million. Average maturity of these deposits is 22.1 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

     At March 31,1996, short term borrowings and intermediate-term notes increased 7.9% and 21.0%, respectively, from year-end 1995 as proceeds were used to fund loan disbursements during the first quarter in 1996. Included in these borrowings are NCB's short-term borrowings from its cooperative customers which have an outstanding balance of $9.0 million at March 31, 1996.


                              SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 NATIONAL CONSUMER COOPERATIVE BANK



Date:



                                         By: /s/ Richard L. Reed
                                             Richard L. Reed,
                                             Managing Director,
                                             Chief Financial Officer





                                          By: s/ Marietta J. Orcino
                                              Marietta J. Orcino
                                              Vice President,
                                              Tax & Regulatory Compliance
                                              and an authorized signature

Item 4     Submission of Matters to a Vote of Security-Holders

     NCB held its annual meeting on April 18, 1996. Shareholders elected the following persons to serve as directors:

   Leo Barlow (re-elected)
   James L. Burns, Jr.
   Marilyn McQuiade
   Mary Ann Rotham (re-elected)

   The following directors continued in office after this meeting:

   Alfred A. Plamann
   Joseph A. Cabral
   Wally Smith
   Robert L. Thompson
   Pete Crear
   Thomas D. Henrion
   Terry Lewis
   Harry J. Bowie