Form 10-Q
period 1996-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1996-07-30
CIK 356801

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996  Commission file number 2-99779


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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Outstanding at June 30, 1996

        Class C                                                 216,242
(Common stock, $100.00 par value)

        Class B                                                 719,709
(Common stock, $100.00 par value)

        Class D                                                      3
(Common stock, $100.00 par value)

                     National Consumer Cooperative Bank
               (doing business as National Cooperative Bank)
                            and Subsidiaries


                                 INDEX


PART I  FINANCIAL INFORMATION                                    Page No.

Item 1    Consolidated balance sheets - June 30, 1996
          and December 31, 1995......................                3

          Consolidated statements of income - for the
          three and six months ended June 30, 1996 and
          1995........................................               4

          Consolidated statements of cash flows - for
          the six months ended June 30,1996 and 1995..               5-6

          Condensed notes to the consolidated financial
          statements - June 30, 1996....................             7-9

Item 2    Management's discussion and analysis of
          financial condition and results of operations -
          for the three and six months ended June 30, 1996
          and 1995........................................           10-20

PART II OTHER INFORMATION

Item 6    Exhibits:
          Exhibit 27 - Financial Data Schedule

                       NATIONAL COOPERATIVE BANK
                      CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and December 31, 1995
                              (Unaudited)


                                             1996                   1995
Assets
Cash and cash equivalents               $ 17,124,660          $  21,289,376
Restricted cash                            8,348,703              8,348,703
Investment securities
   Available-for-sale                     29,551,280             29,095,559
   Held-to-maturity                        4,126,739              3,118,956

Loans and lease financing                543,305,685            558,582,284
Loans held for sale                       55,531,054             38,608,195
   Less: Allowance for loan losses       (15,006,455)           (14,554,240)
                                         583,830,284            582,636,239

Excess servicing                          33,282,129             25,670,305
Premises and equipment, net                2,192,545              1,896,779
Other assets                              11,489,751             12,475,747

   Total assets                        $ 689,946,091           $684,531,664

Liabilities and Members' Equity
Liabilities
Deposits                               $  81,688,090          $  78,100,173
Patronage dividends payable in cash        8,911,498              5,088,851
Other liabilities                         11,080,533             12,687,840
Borrowings
   Short-term                             96,000,000            132,499,998
   Long-term                             187,111,103            154,688,045
                                         283,111,103            287,188,043

   Subordinated Class A notes            182,963,918            183,013,689

   Total borrowings                      466,075,021            470,201,732

   Total liabilities                     567,755,142            566,078,596

Members' equity
Common stock
   Class B                                71,970,863             72,349,754
   Class C                                21,624,207             21,731,166
   Class D                                       300                    300
Retained earnings
   Allocated                              10,915,736              6,219,707
   Unallocated                            18,048,773             17,898,103
   Unrealized (loss) gain on investment
      securities available-for-sale         (368,930)               254,038

   Total members' equity                 122,190,949            118,453,068
   Total liabilities and members'
      equity                           $ 689,946,091           $684,531,664

                               NATIONAL COOPERATIVE BANK
                           CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                        Six Months Ended June 30,  Three Months Ended June 30,
                              1996          1995         1996         1995

Interest Income
 Loans and lease financing $26,522,790   $22,636,052  $13,193,649  $11,752,585
 Investment securities       1,883,515     1,865,156      924,667      980,425

   Total interest income    28,406,305    24,501,208   14,118,316   12,733,010

Interest expense
 Deposits                    2,036,792     1,628,496    1,001,913      914,033
 Short-term borrowings       3,371,843     2,239,552    1,518,009    1,190,995
 Long-term debt, other
   borrowings & subordinated
   Class A notes            11,238,815    10,233,020    5,673,139    5,306,079

   Total interest expense   16,647,450    14,101,068    8,193,061    7,411,107

   Net interest income      11,758,855    10,400,140    5,925,255    5,321,903

Provision for loan losses      650,000       589,200      330,000      370,000

   Net interest income after
     prov. for loan losses  11,108,855     9,810,940    5,595,255    4,951,903

Non-interest income
   Commercial fees             851,579       477,291      382,696      265,028
   Real estate fees/gain
     on sale                 4,937,477     2,300,106    4,806,209      887,512
   Servicing fees            1,027,085       826,574      545,007      455,393
   Excess yield income       1,253,771       982,324      843,265      441,478
   Other                       216,020       148,722      168,206       82,065
                             8,285,932     4,735,017    6,745,383    2,131,476

Non-interest expenses
   Compensation and employee
      benefits               5,311,691     4,797,812    2,646,487    2,429,427
   Contractual services      2,187,841     2,182,556    1,099,460    1,121,237
   Occupancy and equipment   1,425,532     1,421,510      880,680      707,117
   Contribution to NCB
     Development Corp.         250,000       250,000      125,000      125,000
   Other                     1,164,462     1,184,639      523,822      569,094

     Total non-interest
       expenses             10,339,526     9,836,517    5,275,449    4,951,875

Income before income
   taxes                     9,055,261     4,709,440    7,065,189    2,131,504

Provision for income taxes     451,611       377,119      222,274      252,055

   Net income              $ 8,603,650   $ 4,332,321  $ 6,842,915  $ 1,879,449

Distribution of net income
   Patronage dividends     $ 8,518,676   $ 3,558,043  $ 6,757,941  $ 1,308,194
   Retained earnings            84,974       774,278       84,974      571,255
                           $ 8,603,650   $ 4,332,321  $ 6,842,915  $ 1,879,449

                             NATIONAL COOPERATIVE BANK
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


For the six  months ended June 30,            1996             1995

Cash flows from operating activities

Net income                                $  8,603,656     $  4,332,321
Adjustments to reconcile net income to
 net cash (used in) provided by operating
 activities
  Provision for loan losses                    650,000          589,200
  Depreciation and amortization              2,445,833        2,266,712
  Gain on sale of assets                    (4,816,579)      (5,255,888)
  Loans originated for sale               (139,255,443)     (77,524,577)
  Proceeds from sale of loans held
    for sale                               118,777,927      130,613,445
  Increase in other assets                  (6,625,828)      (1,266,662)
  Increase in other liabilities              2,472,331        1,186,741
  Other                                                         (19,434)
Net cash (used in) provided by
    operating activities                   (17,748,103)      54,921,858

Cash flows from investing activities

  Purchases of investment securities
   Available-for-sale                       (7,044,371)      (4,612,927)
   Held-to-maturity                         (1,007,783)
Proceeds from maturities and sales of
   investment securities
   Available-for-sale                        6,075,132        5,828,241
   Held-to-maturity                                           1,554,115
Loans originated, net of loan repayments    (2,256,647)     (61,309,818)
  Proceeds from sale of portfolio loans     18,812,435        1,747,793
  Purchases of premises and equipment         (580,296)        (320,201)

Net cash provided by (used in)
  investing activities                      13,998,470      (57,112,799)

Cash flows from financing activities

  Net increase  in deposits                  3,587,917       15,174,861
  Net (decrease) increase in short-term
    borrowings                             (36,500,000)      19,906,279
  Proceeds from issuance increase of
    long-term debt                          32,500,000
  Repayment on long-term debt                               (17,663,577)
  Repayment on other borrowings                              (1,055,593)
  Redemption of common stock                    (3,000)         (24,355)
  Patronage dividends paid                                   (4,056,132)

Net cash (used in) provided by financing
  activities                                  (415,083)      12,281,483











(Decrease) increase in cash and cash
  equivalents                               (4,164,716)      10,090,544
Cash and cash equivalents,
  beginning of year                         21,289,376       12,546,834

Cash and cash equivalents,
   end of period                          $ 17,124,660      $22,637,378





                        NATIONAL COOPERATIVE BANK
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




Supplemental schedule of noncash investing and financing activities:

For the six months ended June 30,                1996          1995

Unrealized (loss) gain on investment
  available-for-sale                         $ (622,968)   $   971,868

Interest paid                                16,597,351     16,386,665

Income taxes paid                               548,012        199,221

Loans charged off                               708,052        442,092

                         NATIONAL COOPERATIVE BANK
                   CONSOLIDATED NOTES TO THE CONSOLIDATED
                           FINANCIAL STATEMENTS
                              June 30, 1996
                               (Unaudited)

    The accompanying financial statements have been prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary to a fair statement of the results of the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in NCB's most current annual report. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

1. Cash, Cash Equivalents and Investment Securities

  As of June 30, 1996, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 1834 days with interest rates in those portfolios varying from 5.25% to 8.88%.
                                    Cash and     Investment    Investments
                                      Cash        Available-     Held-to-
                                   Equivalents     for-Sale     Maturity

  Cash                            $ 4,658,286     $             $

  Federal funds                     5,060,000

  Money market  securities          7,406,374

  Mutual funds                                      2,085,609

  Certificates of deposit                                         1,389,000

  Mortgage-backed securities                                      2,737,739

  Corporate bonds                                  10,081,868

  U.S. Treasury and
     Agency obligations                            17,383,803
                                  $17,124,660     $29,551,280   $ 4,126,739



   At June 30, 1996, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

2.   Loans and Lease Financing

  Loans and leases outstanding by category at June 30, 1996 were:

     Commercial loans                           $304,119,223
     Lease financing                              12,861,474
     Real estate loans
       Residential                               272,838,069
       Construction                                  118,828
       Commercial                                  8,899,145
                                                $598,836,739

  At June 30, 1996 and December 31, 1995 real estate loans held for sale were $55.5 million and $38.6 million, respectively.

3.    Impaired Assets

  Loans that became impaired after January 1, 1995 totaled $2,071,399 and $2,636,397 at June 30, 1996 and 1995, respectively. The 1996 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,370,097 and $701,302, respectively. The 1995 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,919,143 and $717,254 respectively. A specific allowance of $245,000 and $143,000 has been set aside for these loans at June 30, 1996 and 1995, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1996 and 1995, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loan totalled $26,856 and $26,313 during the first six months ended June 30, 1996 and 1995, respectively.

  At June 30, 1996 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

  At June 30, 1996 and 1995, NCB had real estate acquired through foreclosure of $546,559 and $300,000, respectively, which are classified as other assets.


4.   Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 1996:

  Balance at January 1, 1996                     $14,554,240
  Provision for loan losses                          650,000
  Charge-offs                                       (229,650)
  Recoveries of loans previously charged off          31,865

  Balance at June 30, 1996                       $15,006,455

  The allowance for loan losses as a percentage of average loans and lease financing at June 30, 1996 was 2.5%.

5. Mortgage Servicing Rights

  As of January 1, 1996, NCB adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". The impact of the implementation on its financial condition and results of operation was immaterial.

                           NATIONAL COOPERATIVE BANK
                       MANAGEMENT DISCUSSION AND ANALYSIS
                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


SUMMARY

  NCB's net income for the six months ended June 30, 1996 was $8.6 million. This was a 98.61% or $4.3 million increase compared with the six months ended June 30, 1995. The variance resulted from increases in net interest income and in non-interest income of $1.4 million and $3.5 million, respectively. These were, however, partially offset by increases in non-interest expenses and provision for loan losses in the total amount of $.5 million.

  Total assets were $690.0 million at June 30, 1996, representing growth of less than 1% from $684.5 million at December 31, 1995. This modest growth resulted from the large volume of loans originated and subsequently sold during the first six months.

  The return on average total assets was 2.47% for the first six months of 1996 compared with 1.52% for the same period in 1995. The return on average equity for the first six months of 1996 and 1995 was 14.33% and 7.52%, respectively.

NET INTEREST INCOME

  Net interest income increased 13.06% or $1.4 million for the first six
months of 1996 compared with the same period a year ago.   As shown on
Table 1,   the net yield on interest earning assets dropped 28 basis points to 3.53% from 3.81 % for the six months ended June 30, 1995. As shown on Table 2, the increase in net interest income related to volume was $1.1 million while the increase related to changes in interest rates was $212 thousand.

  For the three months ending June 30,1996, net interest income increased $603 thousand from the same period in 1995. The net yield for the period decreased to 3.58% from 3.83%. As shown on Table 2A, the increases related to volume and interest rate were $505 thousand and $98 thousand, respectively.

  For the six months ended June 30,1996, interest income went up $3.9 million to $28.4 million. The average rate on interest earning assets decreased to 8.53% during the six months ended June 30, 1996 compared with 8.97% in the same period in 1995. The increase in interest income was due to a higher average balance of the assets for the time period. As shown on Table 2, interest income increased $5.1 million due to increased volume but decreased $1.2 million due to a drop in interest rates.

  Interest income increased $1.4 million to $14.1 million for the three months ended June 30, 1996 compared with $12.7 million for the prior year. The average rate on interest earning assets decreased to 8.52% during the three months ended June 30, 1996 compared with 9.16% in the same period in 1995. As shown on Table 2A, interest income increased $2.3 million due to increased volume but decreased $900 thousand due to the decreasing rate environment.

  Interest expense increased $2.5 million to $16.6 million for the six months ended June 30, 1996 compared with $14.1 million for the same period in 1995. The average rate on interest bearing liabilities decreased to 5.98 % compared with 6.44%. As shown on Table 2, a $4.0 million increase in interest expense was volume related while a $1.4 million decrease was due to declining interest rates.

  For the three month period June 30, 1966, interest expense increased $800 thousand to $8.2 million. The average rate on interest bearing liablities dropped to 5.91 % compared with 6.59% in the same period in 1995. As shown on Table 2A, an increase of $1.8 million in interest expense was volume related which was partially offset by $1.0 million due to a decrease in rates.


NON-INTEREST INCOME

  Non-interest income for the six months ended June 30, 1996 of $8.3 million increased 74.8% or $3.5 million from $4.9 million for the same period last year. The increase was due to the fees and gain on sale of real estate loans which totaled $4.7 million in the first half of 1996 compared with $2.3 million in the same period in 1995. Servicing fees and excess yield income went up also due to the increase in the servicing portfolio.

  For the three month period ended June 30, non-interest income increased $4.6 million from $2.1 million at June 30,1995 to $6.7 million for the same period in the current year. The increase was related to the timing of real estate loan sales during the second quarter of 1996.

NON-INTEREST EXPENSES

  Non-interest expenses for the six months ended June 30, 1996 increased 5.1% to $10.3 million from $9.8 million for the six months ended June 30, 1995. Salaries and benefits, the largest component of non-interest expenses, increased 10.7% or $.5 million due to a higher employee base at the start of 1996 and also to higher bonus accruals as compared with 1995. Non-interest expense, excluding the voluntary contribution to NCB Development Corporation, as a percentage of average assets, decreased to 1.4% for the six months ended June 30, 1996 from 1.7% for the six months ended June 30,1995.

  For the three months ended June 30, 1996, non-interest expenses increased $300 thousand or 6% to $5.3 million from $5.0 million for the same period in 1995. The increase was primarily attibutable to the timing of new hires and payment of commissions to loan officers.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                                         Six Months Ended June 30,
ASSETS                                1996                      1995
                         Average   Income/  Yields/  Average  Income/  Yields/
                         Balance   Expense  Rates    Balance  Expense  Rates

Interest earning assets
 Real estate loans       $278,540  $12,764  9.16%   $239,575  $10,965  9.15%
 Commercial loans
  and leases              322,475   13,757  8.53%    256,978   11,671  9.08%

 Total loans and leases   601,015   26,521  8.83%    496,553   22,636  9.12%

 Trading, investment sec.,
  cash equivalents and
  other earning assets     64,926    1,885  5.81%      9,839    1,865  7.48%

 Total interest earning
  assets                  665,941   28,406  8.53%    546,392   24,501  8.97%

Allowance for loan losses (14,784)                   (12,978)

Non-interest earning assets
 Cash                       2,914                      5,311
 Other assets              43,136                     31,112

 Total non-interest earning
  assets                   46,050                     36,423

 Total assets            $697,207                   $569,837

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated Class A
  notes                  $182,989    4,690  5.13%   $182,906    5,575  6.10%
 Notes payable            291,875    9,920  6.80%    187,554    6,898  7.36%
 Deposits                  81,505    2,037  5.00%     67,665    1,628  4.81%

 Total interest bearing
   liabilities            556,369   16,647  5.98%    438,125   14,101  6.44%

Other liabilities          20,837                     16,482
Members' equity           120,001                    115,230

 Total liabilities and
   members' equity       $697,207                   $569,837

Net interest earning
   assets                $109,572                   $108,267
Net interest revenues
 and spread                        $11,759  2.55%             $10,400  2.53%
Net yield on
 interest earning assets                    3.53%                      3.81%

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                                 Three Months Ended June 30,
ASSETS                             1996                       1995
                         Average   Income/  Yields/  Average  Income/  Yields/
                         Balance   Expense  Rates    Balance  Expense  Rates

Interest earning assets
 Real estate loans       $274,686  $6,370   9.28%    $245,911  $5,780  9.40%
 Commercial loans
  and leases              321,921   6,822   8.48%     258,934   5,973  9.23%

 Total loans and leases   596,607  13,192   8.84%     504,845  11,753  9.31%

 Trading, investment sec.,
  cash equivalents and
  other earning assets     66,190     926   5.60%      51,244     980  7.65%

 Total interest earning
  assets                  662,797  14,118   8.52%     556,089  12,733  9.16%

Allowance for loan losses (14,880)                    (12,920)

Non-interest earning assets
 Cash                       3,760                       5,989
 Other assets              45,299                      33,064

 Total non-interest earning
  assets                   49,059                      39,053

 Total assets            $696,976                    $582,222

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated Class A
  notes                  $182,977   2,275  4.97%     $182,895   2,836  6.20%
 Notes payable            290,051   4,916  6.78%      194,981   3,661  7.51%
 Deposits                  81,935   1,002  4.89%       71,813     914  5.09%

 Total interest bearing
 liabilities              554,963   8,193  5.91%      449,689   7,411  6.59%

Other liabilities          21,023                      16,538
Members' equity           120,990                     115,995

 Total liabilities and
   members' equity       $696,976                    $582,222

Net interest earning
   assets                $107,834                    $106,400
Net interest revenues
 and spread                        $5,925  2.61%               $5,322  2.57%
Net yield on
 interest earning assets                   3.58%                       3.83%

Table 2
Change in Net Interest Income
(dollars in thousands)

For the six months ended June 30,
                                   1996  Compared 1995
                           Increase (decrease) due to changes in:

                                 Average    Average
                                 Volume*    Yield     Net**
Interest Income

Cash equivalents and
 investment securities           $  492   $  (472)   $   20
Commercial loans and leases       2,829      (742)    2,087
Real estate loans                 1,785        13     1,798

 Total interest income            5,106    (1,201)    3,905

Interest Expense

Deposits                            344        64       408
Notes payable                     3,612      (590)    3,022
Subordinated Class A notes            3      (887)     (884)

 Total interest expense           3,959    (1,413)    2,546

Net interest income              $1,147   $   212    $1,359


*    Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended June 30,
                                     1996  Compared 1995
                         Increase (decrease) due to changes in:

                                Average   Average
                                Volume*   Yield     Net**
Interest Income

Cash equivalents and
 investment securities          $  246   $(300)   $   (54)
Commercial loans and leases      1,364    (515)       849
Real estate loans                  668     (78)       590

 Total interest income           2,278    (893)     1,385

Interest Expense

Deposits                           125     (37)        88
Notes payable                    1,647    (392)     1,255
Subordinated Class A notes           1    (562)      (561)

 Total interest expense          1,773    (991)       782

Net interest income             $  505   $  98     $  603


*    Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the six months ended June 30, 1996 increased by $75 thousand compared with the prior year's provision of $377 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at June 30, 1996 decreased $2.7 million or 4.4% from $61.9 million at year-end 1995. NCB used the proceeds from the portfolio liquidation to partially fund loan originations. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 9.1% at June 30, 1996 from 9.4% at December 31, 1995.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at June 30, 1996 increased 2.7% to $15.0 million from $14.6 million at December 31, 1995. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $198 thousand and the provision of $650 thousand. NCB's provision for loan losses as a percentage of average loans and leases outstanding decreased to .1% at June 30, 1996 compared with .2% at year-end 1995. The decrease is primarily due to a slight increase in
loans and leases outstanding during the period.   Management
considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 The loan loss allowance as a percentage of average loans and leases has remained flat at 2.5%.

 As shown in Table 3, total nonperforming assets (renegotiated and non-accruing loans and real estate owned) decreased from $7.2 million at December 31, 1995 to $6.1 million at June 30, 1996. This was the result of the repayment of one loan and the sale of a real estate owned property. Nonperforming assets as a percentage of loans and leases outstanding plus real estate owned were 1.0% at June 30, 1996 compared with 1.2% at year-end 1995. The allowance for loan losses as a percentage of nonperforming assets increased to 247.5% at June 30,1996 from 202.7% at December 31, 1995.

TABLE 3
Nonperforming assets
(dollars in thousands)

                        June 30,  March 31,  Dec. 31,  Sept. 31,  June 30,
                          1996     1996       1995      1995       1995

Real estate owned       $  547    $1,621     $1,397    $1,314     $  300

Non-accruing            $1,370    $1,762     $1,741    $  932     $1,919

Restructured            $4,145    $4,124     $4,041    $3,960     $2,080

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)
                            6/30/96      12/31/95    % Change

Deposits                    $ 81,688     $ 78,100      4.6%
Lines of credit               96,000      132,500    (27.5%)
Term debt                    187,111      154,688     21.0%
Class A notes                182,964      183,014      0.0%

 Total                      $547,763     $548,302      (.1%)

    Interest bearing liabilities decreased slightly by .1% to $547.8 million at June 30, 1996 from $548.3 million at December 31, 1995.

    For the first six months of 1996, deposits at NCB Saving Bank, FSB grew 4.6% to $81.7 million. The growth was attributable to local and national deposit accounts and from cooperative customers. Average maturity of these deposits is 20.2 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

    At June 30,1996, total short term borrowings and intermediate-term notes decreased 6.5% from year-end 1995. Proceeds from loan sales during the second quarter of 1996 were used to partially pay off these outstanding obligations. Included in these borrowings are NCB's short-term borrowings from its cooperative customers which have an outstanding balance of $6.0 million at June 30, 1996.

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


                        NATIONAL CONSUMER COOPERATIVE BANK



Date:

                                  By: /s/ Richard L. Reed
                                          Richard L. Reed,
                                          Managing Director,
                                          Chief Financial Officer



                                  By: /s/ Marietta J. Orcino
                                          Marietta J. Orcino
                                          Vice President,
                                          Tax & Regulatory Compliance
                                          and an authorized signature