Form 10-Q
period 1996-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1996-11-13
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996  Commission file number 2-99779



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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at September 30, 1996

              Class C                                                 218,192
(Common stock, $100.00 par value)

              Class B                                                 786,113
(Common stock, $100.00 par value)

              Class D                                                      3
(Common stock, $100.00 par value)

               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank) and Subsidiaries

                              INDEX

PART I  FINANCIAL INFORMATION                                     Page No.

Item 1    Consolidated balance sheets - September 30, 1996
          and December 31, 1995...........................           3

          Consolidated statements of income - for the
          three and nine months ended September 30, 1996
          and 1995........................................           4

          Consolidated statements of cash flows - for the
          nine months ended September 30,1996 and 1995....          5-6

          Condensed notes to the consolidated financial
          statements - September 30, 1996.................          7-9

Item 2    Management's discussion and analysis of
          financial condition and results of operations - for
          the three and nine months ended September 30, 1996
          and 1995..........................................       10-20

PART II OTHER INFORMATION

Item 6    Exhibits:

          Exhibit 10.24 - Amendment No. 3 to the Second Amended and Restated Loan Agreement with Natwest Bank et al.

          Exhibit 10.25 - Term Loan Agreement with PNC Bank

          Exhibit 27 - Financial Data Schedule

                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
            September 30, 1996 and December 31, 1995
                          (Unaudited)


                                            1996                   1995
Assets
Cash and cash equivalents               $ 24,848,153          $  21,289,376
Restricted cash                            8,348,703              8,348,703
Investment securities
   Available-for-sale                     29,872,870             29,095,559
   Held-to-maturity                        3,045,425              3,118,956

Loans and lease financing                544,801,882            558,582,284
Loans held for sale                      131,785,495             38,608,195
   Less: Allowance for loan losses       (15,089,825)           (14,554,240)
                                         661,497,552            582,636,239

Excess servicing                          31,892,118             25,670,305
Premises and equipment, net                2,195,739              1,896,779
Other assets                               8,815,116             12,475,747

   Total assets                         $770,515,676           $684,531,664

Liabilities and Members' Equity
Liabilities
Deposits                                $ 81,947,147           $ 78,100,173
Patronage dividends payable in cash        5,119,713              5,088,851
Other liabilities                         17,004,947             12,687,840
Borrowings
   Short-term                            157,997,715            132,499,998
   Long-term                             202,078,691            154,688,045
                                         360,076,406            287,188,043

   Subordinated Class A notes            182,869,445            183,013,689

   Total borrowings                      542,945,851            470,201,732

   Total liabilities                     647,017,658            566,078,596

Members' equity
Common stock
   Class B                                78,611,311             72,349,754
   Class C                                21,819,150             21,731,166
   Class D                                       300                    300
Retained earnings
   Allocated                               4,832,431              6,219,707
   Unallocated                            18,491,193             17,898,103
   Unrealized (loss) gain on investment
     securities available-for-sale          (256,367)               254,038

   Total members' equity                 123,498,018            118,453,068
   Total liabilities and members'
      equity                            $770,515,676           $684,531,664

                           NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                   Nine Months Ended Sept. 30,   Three Months Ended Sept.  30,
                          1996         1995            1996           1995

Interest Income
 Loans and lease
   financing            $40,285,431  $34,873,510   $13,762,641    $12,237,458
 Investment securities    2,871,104    2,648,564       987,589        783,408

   Total interest
     income              43,156,535   37,522,074    14,750,230     13,020,866

Interest expense
 Deposits                 3,030,438    2,521,462       993,646        892,966
 Short-term borrowings    5,034,547    3,782,958     1,662,704      1,543,406
 Long-term debt, other
   borrowings and subord.
   Class A notes         17,227,260   15,512,703     5,988,445      5,279,683

   Total interest
     expense             25,292,245   21,817,123     8,644,795      7,716,055

   Net interest income   17,864,290   15,704,951     6,105,435      5,304,811

Provision for loan
  losses                    950,000      909,200       300,000        320,000

   Net interest income
     after provision for
     loan losses         16,914,290   14,795,751     5,805,435      4,984,811

Non-interest income
 Commercial fees          1,814,305      830,814       962,726        353,523
 Real estate fees/gain
   on sale                4,703,382    2,601,722      (234,095)       301,616
 Servicing fees           1,570,432    1,338,965       543,347        512,391
 Excess yield income      1,796,275    1,464,176       542,504        481,852
 Other                      477,024      364,058       261,004        215,336
                         10,361,418    6,599,735     2,075,486      1,864,718

Non-interest expenses
 Compensation and
   employee benefits      8,029,702    7,129,233     2,718,011      2,331,421
 Contractual services     2,946,599    3,235,569       936,052      1,053,013
 Occupancy and equipment  2,909,220    2,151,240     1,273,109        729,730
 Travel and entertainment   888,102      872,213       299,942        338,507
 Contribution to NCB
   Development Corp.        375,000      375,000       125,000        125,000
 Other                    1,379,962      972,156       836,945        321,223

   Total non-interest
     expenses            16,528,585   14,735,411     6,189,059      4,898,894

Income before income
  taxes                  10,747,123    6,600,075     1,691,862      1,950,635

Provision for income
   taxes                    608,190      623,938       156,579        246,819

   Net income           $10,138,933  $ 6,036,137   $ 1,535,283    $ 1,703,816

Distribution of net income
 Patronage dividends    $10,747,123  $ 5,630,642   $ 1,691,862    $ 2,072,599
 Retained earnings         (608,190)     405,495      (156,579)      (368,783)
                        $10,138,933  $ 6,036,137   $ 1,535,283    $ 1,703,816

                          NATIONAL COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the nine months ended September 30,           1996              1995

Cash flows from operating activities

Net income                                     $10,138,934       $ 6,036,137
Adjustments to reconcile net income to net
 cash used in operating activities
  Provision for loan losses                        950,000           909,200
  Depreciation and amortization                  4,052,958         3,490,468
  Gain on sale of assets                        (5,028,011)       (4,326,690)
  Loans originated for sale                   (240,309,266)     (172,071,002)
  Proceeds from sale of loans held
   for sale                                    143,577,309       149,720,026
  Increase in other assets                      (6,745,823)       (3,881,186)
  Increase in other liabilities                  8,396,745         7,189,409
  Other                                            (65,264)           83,020

 Net cash used in operating activities         (85,032,418)      (12,850,618)

Cash flows from investing activities
   Purchases of investment securities
   Available-for-sale                           (7,293,886)       (6,931,027)
   Held-to-maturity                             (1,007,783)
  Proceeds from maturities and sales of
    investment securities
   Available-for-sale                            6,075,132         6,960,032
   Held-to-maturity                              1,090,000         1,775,382
  Loans originated, net of loan repayments      (8,226,320)     (117,125,187)
  Proceeds from sale of portfolio loans         26,278,305        43,920,866
  Purchases of premises and equipment             (714,580)         (438,877)

 Net cash provided by (used in) investing
   activities                                   16,200,868       (71,838,811)

Cash flows from financing activities
  Net increase in deposits                       3,846,974        10,595,211
  Net increase in short-term borrowings         25,403,242        19,438,529
  Proceeds from issuance increase of
   long-term debt                               47,500,000        61,846,992
  Repayment on long-term debt
  Repayment on other borrowings                                     (897,937)
  Redemption of common stock                       (18,000)          (34,661)
  Patronage dividends paid                      (4,341,889)       (4,056,132)

Net cash provided by financing activities       72,390,327        86,892,002

Increase in cash and cash equivalents            3,558,777         2,202,573
Cash and cash equivalents, beginning of year    21,289,376        12,546,834

Cash and cash equivalents, end of period       $24,848,153       $14,749,407




                   NATIONAL COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)




Supplemental disclosures of cash flows information:

For the nine months ended September 30,           1996         1995

Unrealized (loss) gain on investment
  available-for-sale                         $  (510,406)  $  1,287,339

Interest paid                                 20,627,561     15,800,340

Income taxes paid                                730,924        539,932

Loans charged off                                528,145        559,382

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                               FINANCIAL STATEMENTS
                                September 30, 1996
                                  (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

  As of September 30, 1996, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 1853 days with interest rates in those portfolios varying from 5.25% to 8.50%.

                                Cash and       Investment    Investments
                                  Cash         Available-     Held-to-
                                Equivalents     for-Sale      Maturity

  Cash                        $ 5,692,940      $               $

  Federal funds                 2,030,000

  Money market  securities     16,155,690

  Mutual funds                    969,523        2,137,933

  Certificates of deposit                                        299,000

  Mortgage-backed securities                                   2,746,425

  Corporate bonds                               10,263,749

  U.S. Treasury and
     Agency obligations                         17,471,188
                              $24,848,153      $29,872,870   $ 3,045,425



   At September 30,1996, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.


2.   Loans and Lease Financing

  Loans and leases outstanding by category at September 30, 1996 were:

     Commercial loans                           $337,618,144
     Lease financing                              12,880,496
     Real estate loans
       Residential                               316,822,674
       Construction                                  442,426
       Commercial                                  8,823,637
                                                $676,587,377

  At September 30, 1996 and December 31, 1995 real estate loans held for sale were $131.8 million and $38.6 million, respectively.

3.    Impaired Assets

  Loans that became impaired after January 1, 1995 totaled $1,979,308 and $1,645,665 at September 30, 1996 and 1995, respectively. The 1996 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,282,100 and $697,208, respectively. The 1995 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $932,197 and $713,468, respectively. A specific allowance of $244,000 and $250,000 was set aside for these loans at September 30, 1996 and 1995, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1996 and 1995, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loan totalled $40,271 and $40,035 during the nine months ended September 30, 1996 and 1995, respectively.

 At September 30, 1996 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

  At September 30, 1996 and 1995, NCB had real estate acquired through foreclosure of $518,563 and $1,314,204, respectively, which is classified as other assets.

4.   Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 1996:

  Balance at January 1, 1996                     $14,554,240
  Provision for loan losses                          950,000
  Charge-offs                                       (528,145)
  Recoveries of loans previously charged off         113,730

  Balance at September 30, 1996                  $15,089,825

  The allowance for loan losses as a percentage of average loans and lease financing at September 30, 1996 was 2.5%.

5. Mortgage Servicing Rights

  As of January 1, 1996, NCB adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". The impact of the implementation on its financial condition and results of operation was immaterial.

                        NATIONAL COOPERATIVE BANK
       MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


SUMMARY

  NCB's net income for the nine months ended September 30, 1996 was $10.1 million. This was a 68.3% or $4.1 million increase compared with the nine months ended September 30, 1995. The variance resulted from increases in net interest income and in non-interest income of $2.2 million and $3.8
million, respectively.   These were, however, partially offset by increases
in non-interest expenses and the provision for loan losses in the total amount of $1.8 million.

  Total assets were $770.5 million at September 30, 1996, representing growth of more than 12% from $684.5 million at December 31, 1995. This growth resulted from the large volume of loans originated for sale during the third quarter.

  The return on average total assets was 1.89% for the nine months of 1996 compared with 1.36% for the same period in 1995. The return on average equity for the nine months of 1996 and 1995 was 11.16% and 6.94%, respectively.

NET INTEREST INCOME

  Net interest income increased 14.0% or $2.2 million for the nine months
ended September 30, 1996 compared with the same period a year ago.   As
shown on Table 1, the net yield on interest earning assets dropped 19 basis points to 3.53% from 3.72 % for the nine months ended September 30, 1995. As shown on Table 2 however, there was an increase in net interest income related to volume of $1.7 million and an increase related to changes in interest rates of $491 thousand.

  For the three months ending September 30,1996, net interest income increased $799 thousand from the same period in 1995. The net yield for the period decreased to 3.56% from 3.60%. As shown on Table 2A however, there were increases in net interest income related to volume and interest rates of $487 thousand and $312 thousand, respectively.

  For the nine months ended September 30,1996, interest income went up $5.6 million to $43.2 million. The average rate on interest earning assets decreased to 8.52% during the nine months ended September 30, 1996 compared with 8.90% in the same period in 1995. The increase in interest income was due to a higher average balance of the assets for the time period. As shown on Table 2, interest income increased $7.3 million due to increased volume but decreased $1.7 million due to the drop in interest rates.

  Interest income increased $1.8 million to $14.8 million for the three months ended September 30, 1996 compared with $13 million for the prior year. The average rate on interest earning assets decreased to 8.59% during the three months ended September 30, 1996 compared with 8.83% in the same period in 1995. As shown on Table 2A, interest income increased $2.1 million due to increased volume but decreased $405 thousand due to the decreasing rate environment.


  Interest expense increased $3.5 million to $25.3 million for the nine months ended September 30, 1996 compared with $21.8 million for the same period in 1995. The average rate on interest bearing liabilities decreased to 5.94% compared with 6.40%. As shown on Table 2, a $5.6 million increase in interest expense was volume related while a $2.1 million decrease was due to declining interest rates.

  For the three month period ended September 30, 1966, interest expense increased $929 thousand to $8.6 million. The average rate on interest bearing liablities dropped to 5.93% compared with 6.39% in the same period in 1995. As shown on Table 2A, an increase of $1.6 million in interest expense was volume related which was partially offset by $717 thousand due to a decrease in rates.


NON-INTEREST INCOME

  Non-interest income for the nine months ended September 30, 1996 of $10.4 million increased 57.6% or $3.8 million from $6.6 million for the same period last year. The increase was primarily due to the fees and gain on sale of real estate loans which totaled $4.7 million in the nine month period of 1996 compared with $2.6 million in the same period in 1995. Servicing fees and excess yield income went up due to an increase in the servicing portfolio.

  For the three month period ended September 30, non-interest income increased $200 thousand from $1.9 million at September 30,1995 to $2.1 million for the same period in the current year. The increase was related to the timing of real estate loan sales during the first nine months of 1996.

NON-INTEREST EXPENSES

  Non-interest expenses for the nine months ended September 30, 1996 increased 12.2% to $16.5 million from $14.7 million for the nine months ended September 30, 1995. Salaries and benefits, the largest component of non-interest expenses, increased 12.7% or $900 thousand due to a higher employee base at the start of 1996 and also to higher bonus accruals as compared with 1995. Non-interest expense, excluding the voluntary contribution to NCB Development Corporation, decreased slightly to 2.27% as a percentage of average assets for the nine months ended September 30, 1996 from 2.44% for the nine months ended September 30,1995.

  For the three months ended September 30, 1996, non-interest expenses increased $1.3 million or 26.5% to $6.2 million from $4.9 million for the same period in 1995. Compensation and employee benefits increased $387 thousand due to the timing of new hires and higher commissions paid to loan officers based on increased loan originations. Occupancy and equipment increased $543 thousand due primarily to depreciation and maintenance related to equipment and software purchases during 1996. Finally, other expenses increased $516 thousand, $456 thousand of which was related to the one-time assessment of NCB Savings Bank, FSB to capitalize the Savings Association Insurance Fund. These increases were offset by decreases of $156 thousand in contractual services and travel and entertainment.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                                 Nine Months Ended September 30,
ASSETS                              1996                         1995
                         Average  Income/  Yields/   Average   Income/  Yields/
                         Balance  Expense  Rates     Balance   Expense  Rates

Interest earning assets
 Real estate loans      $287,824  $19,733  9.14%     $264,823  $17,972  9.05%
 Commercial loans
   and leases            327,740   20,552  8.36%      247,687   16,901  9.10%

 Total loans and leases  615,564   40,285  8.73%      512,510   34,873  9.07%

 Trading, investment sec.,
  cash equivalents and
  other earning assets    59,857    2,871  6.40%       49,813    2,648  7.09%

 Total interest earning
  assets                 675,421   43,156  8.52%      562,323   37,521  8.90%

Allowance for loan
  losses                 (14,863)                     (13,111)

Non-interest earning assets
 Cash                      3,541                        5,022
 Other assets             46,077                       32,757

 Total non-interest earning
  assets                  49,618                       37,779

 Total assets           $710,176                     $586,991

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated Class A
  notes                 $182,970    7,084  5.16%     $182,912   8,416   6.13%
 Notes payable            303,25   15,178  6.67%      202,847  10,880   7.15%
 Deposits                 81,606    3,030  4.95%       68,498   2,521   4.91%

 Total interest bearing
    liabilities          567,831   25,292  5.94%      454,257  21,817   6.40%

Other liabilities         21,310                       16,952
Members' equity          121,035                      115,782

 Total liabilities and
    members' equity     $710,176                     $586,991

Net interest earning
  assets                $107,590                     $108,066
Net interest revenues
  and spread                      $17,864  2.58%     $ 15,704           2.50%
Net yield on
 interest earning assets                   3.53%                        3.72%

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                                 Three Months Ended September 30,
ASSETS                            1996                        1995
                        Average   Income/  Yields/   Average  Income/ Yields/
                        Balance   Expense  Rates     Balance  Expense Rates

Interest earning assets
 Real estate loans      $302,579  $ 6,968  9.21%     $278,202 $ 6,301 9.06%
 Commercial loans
   and leases            334,263    6,795  8.13%      260,456   5,936 9.12%

 Total loans and leases  636,842   13,763  8.64%      538,658  12,237 9.09%

 Trading, investment sec.,
  cash equivalents and
  other earning assets    50,058      988  7.89%       51,255    783  6.11%

 Total interest earning
  assets                 686,900   14,751  8.59%      589,913 13,020  8.83%

Allowance for loan
  losses                 (15,037)                     (13,365)

Non-interest earning assets
 Cash                      4,382                        4,266
 Other assets             51,567                       36,008

 Total non-interest earning
  assets                  55,949                       40,274

 Total assets           $727,812                     $616,822

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated Class A
  notes                 $182,934    2,394  5.23%      $182,915  2,841 6.21%
 Notes payable           318,134    5,257  6.61%       228,556  3,981 6.97%
 Deposits                 81,804      994  4.86%        71,357    893 5.01%

 Total interest bearing
  liabilities            582,872    8,645  5.93%       482,828  7,715 6.39%

Other liabilities         21,806                        16,964
Members' equity          123,134                       117,031

 Total liabilities and
  members' equity       $727,812                      $616,823

Net interest earning
  assets                $104,028                      $107,085
Net interest revenues
  and spread                      $ 6,106  2.66%              $ 5,305 2.44%
Net yield on
 interest earning assets                   3.56%                      3.60%

Table 2
Change in Net Interest Income
(dollars in thousands)

For the nine months ended September 30,
                                   1996 Compared 1995
                           Increase (decrease) due to changes in:

                                Average     Average
                                Volume*     Yield        Net**
Interest Income

Cash equivalents and
 investment securities          $  499      $  (276)     $  223
Commercial loans and leases      4,024       (1,444)      2,580
Real estate loans                2,751           79       2,830

 Total interest income           7,274       (1,641)      5,633

Interest Expense

Deposits                           487           22         509
Notes payable                    5,118         (820)      4,298
Subordinated Class A notes           3       (1,334)     (1,331)

 Total interest expense          5,608       (2,132)      3,476

Net interest income             $1,666      $   491      $2,157


*    Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended September 30,
                                   1996 Compared 1995
                           Increase (decrease) due to changes in:

                                Average    Average
                                Volume*    Yield      Net**
Interest Income

Cash equivalents and
 investment securities          $  (19)    $  223     $   204
Commercial loans and leases      1,183       (690)        493
Real estate loans                  969         62       1,031

 Total interest income           2,133       (405)      1,728

Interest Expense

Deposits                           128        (27)        101
Notes payable                    1,518       (242)      1,276
Subordinated Class A notes           0       (448)       (448)

 Total interest expense          1,646       (717)        929

Net interest income             $  487     $  312      $  799


*    Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the nine months ended September 30, 1996 was $608 thousand compared with the prior year's provision of $624 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at September 30, 1996
increased $4.2 million or 6.8% from $61.9 million at year-end 1995.   As a
percentage of earning assets, cash, cash equivalents and investment securities decreased to 8.9% at September 30, 1996 from 9.4% at December 31, 1995.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at September 30, 1996 increased 3.4% to $15.1 million from $14.6 million at December 31, 1995. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $414 thousand and the loan loss provision of $950 thousand. NCB's provision for loan losses as a percentage of average loans and leases outstanding decreased to .1% at September 30, 1996 compared with .4% at year-end 1995. The decrease is primarily due to
an increase in loans and leases outstanding during the period.   Management
considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 The loan loss allowance as a percentage of average loans and leases has remained flat at 2.5%.

 As shown in Table 3, total nonperforming assets (renegotiated and non-accruing loans and real estate owned) decreased from $7.2 million at December 31, 1995 to $5.9 million at September 30, 1996. This was the result of the repayment of one loan and the sale of a real estate owned property. Nonperforming assets as a percentage of loans and leases outstanding plus real estate owned were .96% at September 30, 1996 compared with 1.2% at year-end 1995. The allowance for loan losses as a percentage of nonperforming assets increased to 255.1% at September 30,1996 from 202.7% at December 31, 1995.

TABLE 3
Nonperforming assets
(dollars in thousands)

                        Sept. 30,  June 30,  March 31,   Dec. 31,   Sept. 30,
                          1996      1996       1996       1995        1995

Real estate owned       $  518     $  547    $1,621      $1,397     $1,314

Non-accruing            $1,282     $1,370    $1,762      $1,741     $  932

Restructured            $4,115     $4,145    $4,124      $4,041     $3,960

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)
                               9/30/96     12/31/95   % Change

Deposits                      $ 81,947     $ 78,100    4.9%
Lines of credit                157,998      132,500   19.2%
Term debt                      202,079      154,688   30.7%
Class A notes                  182,689      183,014    0.0%

 Total                        $624,713     $548,302   13.9%

    Interest bearing liabilities increased by 13.9% to $624.7 million at September 30, 1996 from $548.3 million at December 31, 1995.

    For the first nine months of 1996, deposits at NCB Saving Bank, FSB grew 4.92% to $81.9 million. The growth was attributable to local and national deposit accounts and deposits from cooperative customers. Average maturity of the certificates of deposits is 16.5 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

    Total short term borrowings and intermediate-term notes increased 25.4% from year-end 1995 to September 30, 1996. Proceeds were used to fund growth in real estate loans available for sale. Included in these borrowings are NCB's short-term borrowings from its cooperative customers which have an outstanding balance of $12.5 million at September 30, 1996.

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


             NATIONAL CONSUMER COOPERATIVE BANK


Date:

                                  By: /s/ Richard L. Reed
                                          Richard L. Reed,
                                          Managing Director,
                                          Chief Financial Officer



                                  By: /s/ Marietta J. Orcino
                                          Marietta J. Orcino
                                          Vice President,
                                          Tax & Regulatory Compliance
                                          and an authorized signature

<DOUCMENT>
[TYPE]  EX-10.24
[TEXT]
                                                  Exhibit 10.24



  AMENDMENT NO. 3 TO SECOND AMENDED AND RESTATED LOAN AGREEMENT


     AGREEMENT, made as of the 30th day of May, 1996, by and among:

     NATIONAL CONSUMER COOPERATIVE BANK, a corporation chartered by Act of Congress of the United States which conducts business under the trade name National Cooperative Bank (the "Borrower");

     The Banks which have executed this Agreement (individually, a "Bank" and, collectively, the "Banks"); and

     FLEET BANK, N.A. (formerly NatWest Bank N.A.), as Agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent");


                       W I T N E S S E T H:


     WHEREAS:

     (A) The Borrower, the Agent and the banks signatory thereto entered into a certain Second Amended and Restated Loan Agreement dated as of December 15, 1993, which was amended pursuant to (i) Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994, and (ii) Amendment No. 2 to Second Amended and Restated Loan Agreement dated as of December 11, 1995 (as so amended, the "Original Loan Agreement"; the Original Loan Agreement, as amended hereby, and as it may hereafter be further amended, modified or supplemented, is hereinafter referred as the "Loan Agreement");

     (B) The Borrower wishes to amend the Original Loan Agreement to, among other things, (i) extend the A Commitment Termination Date to May 28, 1999, and (ii) extend the B Commitment Termination Date to May 28, 1997, and the Banks and the Agent are willing to amend and supplement the Original Loan Agreement on the terms and conditions hereinafter set forth; and

     (C) All capitalized terms used herein which are not other-wise defined herein shall have the respective meanings ascribed thereto in the Original Loan Agreement;

     NOW, THEREFORE, the parties hereto agree as follows:

     Article 1.     Amendments to Original Loan Agreement;
                    Third Substituted Notes.

          Section 1.1  The Original Loan Agreement is hereby
amended as follows:

               (a)  The definition of "A Commitment Termination
Date" appearing in Article 1 is amended by deleting the date "May
30, 1998" and substituting therefor the date "May 28, 1999".

               (b)  The definition of "B Commitment Termination
Date" appearing in Article 1 is amended by deleting the date "May
30, 1996" and substituting therefor the date "May 28, 1997".

               (c) Section 2.13 is deleted in its entirety and there is substituted therefor the following:

                    "(a) The A Loans made by each Bank shall be evidenced by a single promissory note of the Borrower (each, a "Third Substituted A Note" and, collectively, the "Third Substituted A Notes") in substantially the form of Exhibit A-1 annexed to Amendment No. 3 to Second Amended and Restated Loan Agreement dated as of May 30, 1996 by and among the Borrower, the banks signatory thereto and the Agent ("Amendment No. 3"). Each Third Substituted A Note shall be dated the date of Amendment No. 3, shall be payable to the order of such Bank in a principal amount equal to such Bank's A Commitment as in effect on the date of Amendment No. 3 and shall otherwise be duly completed. All A Loans made by each Bank hereunder and all payments and prepayments made on account of the principal thereof, and all conversions of such A Loans shall be recorded by such Bank on the schedule attached to the relevant A Note (provided that any failure by such Bank to make any such endorsement shall not affect the obligations of the Borrower hereunder or under such A Note in respect of such A Loans).

                    (b)  The B Loans made by each Bank shall be
     evidenced by a single promissory note of the Borrower (each, a "Third Substituted B Note" and, collectively, the "Third Substituted B Notes") in substantially the form of Exhibit A-2 annexed to Amendment No. 3. Each Third Substituted B Note shall be dated the date of Amendment No. 3, shall be payable to the order of such Bank in a principal amount equal to such Bank's B Commitment as in effect on the date of Amendment No. 3 and shall otherwise be duly completed. All B Loans made by each Bank hereunder and all payments and prepayments made on account of the principal thereof, and all conversions of such B Loans shall be recorded by such Bank on the schedule attached to the relevant B Note (provided that any failure by such Bank to make any such endorsement shall not affect the obligations of the Borrower hereunder or under such B Note in respect of such B Loans).


                    (c)  The Swing Line Loans made by the Swing
     Line Lender shall be evidenced by a single promissory note of the Borrower (the "Third Substituted Swing Line Note") substantially in the form of Exhibit A-3 annexed to Amendment No. 3. The Third Substituted Swing Line Note shall be dated the date of Amendment No. 3, shall be payable to the order of the Swing Line Lender in a principal amount equal to the Swing Line Loan Commitment and shall be otherwise duly completed. All Swing Line Loans made by the Swing Line Lender hereunder and all payments and prepayments on account of the principal thereof shall be recorded by the Swing Line Lender on the schedule attached to the Third Substituted Swing Line Note (provided, that any failure by the Swing Line Lender to make such endorsement shall not affect the obligations of the Borrower hereunder or under the Swing Line Note)."

          Section 1.2 Notwithstanding anything to the contrary contained in the Loan Agreement, the Agent and the Banks consent to the execution, delivery and performance by the Borrower of the Memorandum of Agreement by and between the Borrower and the Department of Treasury, an executive department of the United States Government, substantially in the form of Exhibit 1 annexed hereto, in order to create a repayment schedule for the Class A Notes which will provide for the full repayment of the Class A Notes no later than December 31, 2020 in accordance with the terms of the Bank Act.

          Section 1.3 In order to evidence the Loans and the Swing Line Loan, as amended hereby, the Borrower shall execute and deliver to each Bank, as the case may be, simultaneously with the execution and delivery hereof, promissory notes payable to the order of such Bank in substantially the form of Exhibits A-1, A-2 and A-3 annexed hereto (hereinafter referred to individually as a "Third Substituted Note" and collectively as the "Third Substituted Notes"). Each of the Banks shall, upon the execution and delivery by the Borrower of its applicable Third Substituted Note as herein provided, mark the Second Substituted Notes delivered to it in connection with Amendment No. 2 "Replaced by Third Substituted Note" and return them to the Borrower.

          Section 1.4 (a) All references in the Original Loan Agreement or any other Loan Document to the "Loan(s)", the "A Note(s)", the "B Note(s)", the "Swing Line Note", the "Note(s)" and the "Loan Documents" shall be deemed to refer respectively, to the Loan(s) as amended hereby, the Third Substituted A Note(s), the Third Substituted B Note(s), the Third Substituted Swing Line Note, the Third Substituted Note(s) and the Loan Documents as defined in the Original Loan Agreement together with, and as amended by, this Amendment No. 3, the Third Substituted Notes and all agreements, documents and instruments delivered pursuant thereto or in connection therewith.

                       (b)  All references in the Original Loan
Agreement and the other Loan Documents to the "Loan Agreement", and also in the case of the Original Loan Agreement to "this Agreement", shall be deemed to refer to the Original Loan Agreement, as amended hereby.

          Section 1.5  The Original Loan Agreement and the other
Loan Documents shall each be deemed amended and supplemented hereby to the extent necessary, if any, to give effect to the provisions of this Agreement.

     Article 2.   Representations and Warranties.

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

     Article 3.   Conditions to Effectiveness of this Agreement.

          This Amendment No. 3 to Second Amended and Restated
Loan Agreement shall become effective on the date of the fulfillment (to the satisfaction of the Agent) of the following conditions precedent:

               (a) This Amendment No. 3 shall have been executed and delivered to the Agent by a duly authorized representative of the Borrower, the Agent and each Bank.

               (b)  The Borrower shall have executed and
delivered to each Bank its Third Substituted A Note and Third
Substituted B Note and with respect to the Swing Line Lender, the Third Substituted Swing Line Note.

               (c) The Agent shall have received a Compliance Certificate from the Borrower dated the date hereof and the matters certified therein, including, without limitation, that after giving effect to the terms and conditions of this Amendment No. 3, no Default or Event of Default shall exist, shall be true.

               (d) Shea & Gardner, counsel to the Borrower, shall have delivered its legal opinion to the Agent, in form and substance satisfactory to the Agent and its counsel.

               (e) The Agent shall have received copies of the following:

                    (i)  All corporate action taken by the
Borrower to authorize the execution, delivery and performance of this Amendment No. 3, the Third Substituted Notes and the trans-actions contemplated hereby, certified by its secretary;

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

               (f) All legal matters incident hereto shall be satisfactory to the Agent and its counsel.

     Article 4.   Miscellaneous.

          Section 4.1 Article 10 of the Original Loan Agreement. The miscellaneous provisions under Article 10 of the Original Loan Agreement, together with the definition of all terms used therein, and all other sections of the Original Loan Agreement to which Article 10 refers are hereby incorporated by reference as if the provisions thereof were set forth in full herein, except that (i) the terms "Loan Agreement", "Note(s)" and "Loan", shall be deemed to refer, respectively, to the Original Loan Agreement, as amended hereby, the Third Substituted Note(s) and the Loans, as amended hereby; (ii) the term "this Agreement" shall be deemed to refer to this Agreement; and (iii) the terms "hereunder" and "hereto" shall be deemed to refer to this Agreement.

          Section 4.2 Continued Effectiveness. Except as amended hereby, the Original Loan Agreement and the other Loan Documents are hereby ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms.

          Section 4.3  Counterparts.  This Agreement may be
executed by the parties hereto in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the date first above written.

                         NATIONAL CONSUMER COOPERATIVE BANK,
                         D/B/A NATIONAL COOPERATIVE BANK

                         By:_________________________________
                                                       Title

A Commitment                  FLEET BANK, N.A. (formerly
                              NatWest Bank N.A.), as Agent
                              and as a Bank, and as a
$24,000,000                   Swing Line Lender


                              By:____________________________
                                                       Title

B Commitment                  Lending Office for Prime Rate
                              Loans, LIBOR Loans, CD Loans, Fed
$16,000,000                   Funds Loans and Address for
                              notices:

                              175 Water Street
                              New York, New York  10038
                              Attn: Thomas J. Levy
                                    Vice President

                              Telephone No.:  212-703-1785

                              Telecopier No.: 212-703-1724

A Commitment                  CREDIT SUISSE

$18,000,000
                              By:________________________________
                                                            Title


B Commitment                  By: _______________________________
                                                            Title
$12,000,000

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

A Commitment                  COOPERATIEVE CENTRALE RAIFFEISEN-
                              BOERENLEENBANK B.A. ("Rabobank
$18,000,000                   Nederland"), New York Branch


                              By: _______________________________
                                                            Title


                              By: _______________________________
                                                            Title


B Commitment                  Lending Office for Prime Rate
                              Loans, LIBOR Loans, CD Loans, Fed
$12,000,000                   Funds Loans and address for
                              notices:

                              245 Park Avenue
                              New York, New York 10167-0062
                              Attn:  Corporate Services

                              Telephone No.: 212-916-7979

                              Telecopier No.: 212-916-7837

                              Telex No.: 42 4337

A Commitment                  COMERICA BANK

$19,500,000
                              By:________________________________
                                                            Title


B Commitment                  Lending Office for Prime Rate
                              Loans, LIBOR Loans, CD Loans, and
$13,000,000                   Fed Funds Loans:

                              Comerica Bank
                              500 Woodward Avenue
                              Mail Code 3280
                              Detroit, Michigan 48226
                              Attn.:  Tammy Gurne
                                      Account Officer

                              Telephone No.:  313-222-7806

                              Telecopier No.: 313-222-3330

A Commitment                  PNC BANK, NATIONAL ASSOCIATION

$15,000,000
                              By:________________________________
                                                            Title


B Commitment                  Lending Office for Prime Rate
                              Loans, LIBOR Loans, CD Loans, Fed
$10,000,000                   Funds Loans and address for
                              notices:

                              PNC Bank, National Association
                              100 South Broad Street
                              Philadelphia, Pennsylvania 19110
                              Attn.: Mark W. Biedermann
                                     Vice President


                              Telephone No.:  215-585-5559


                              Telecopier No.: 215-585-5972


                              Telex No.: 845 270

A Commitment                  SIGNET BANK

$15,000,000
                              By:________________________________
                                                            Title


B Commitment                  Lending Office for Prime Rate
                              Loans, LIBOR Loans, CD Loans and
$10,000,000                   Fed Funds Loans:

                              Signet Bank
                              7799 Leesburg Pike
                              Falls Church, Virginia  22043

                              Address for Notices:

                              Signet Bank
                              1350 Connecticut Avenue NW
                              Suite 1000
                              Washington, D.C. 20036-1701
                              Attn.:  Linwood White
                                      Senior Vice President

                              Telephone No.:  202-331-5453

                              Telecopier No.: 202-872-9250

                              Telex No.:  82-724-0507

A Commitment                  FIRST NATIONAL BANK OF MARYLAND

$10,500,000
                              By:_______________________________
                                                           Title


B Commitment                  Lending Office for Prime Rate
                              Loans, LIBOR Loans, CD Loans and
$7,000,000                    Fed Funds Loans:


                              First National Bank of Maryland
                              Internal I.D. BANC 101-716
                              18th Floor
                              25 South Charles Street
                              Baltimore, Maryland 21201
                                        or
                              P.O. Box 101-710
                              Baltimore, Maryland 21203
                              Attn: Steven A. Schramm
                                    Assistant Vice President

                              Telephone No.: 410-244-4045
                              Telecopier No.: 410-244-4234

                              Telex No.: 684-9150 FNBUW

                             EXHIBITS



A-1  Form of Third Substituted A Note

A-2  Form of Third Substituted B Note

A-3  Form of Third Substituted Swing Line Note


1.   Form of Memorandum of Agreement

                          EXHIBIT A-1
                      TO AMENDMENT NO. 3
         TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
                          BY AND AMONG
               NATIONAL CONSUMER COOPERATIVE BANK
                               AND
                  CERTAIN BANKS NAMED THEREIN
                              AND
            FLEET BANK, N.A., AS AGENT FOR THE BANKS


                 FORM OF THIRD SUBSTITUTED A NOTE



[A Commitment Amount]                            Due May 28, 1999


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK, (the "Borrower"), hereby promises to
pay to the order of [        ] (the "Bank") by payment to the
Agent for the account of the Bank the principal sum of [amount of A Commitment] ($__________) Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the A Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than May 28, 1999.

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

     This A Note is one of the Notes referred to in the Second Amended and Restated Loan Agreement dated as of December 15, 1993, as amended by (i) Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994, (ii) Amendment No. 2 to Second Amended and Restated Loan Agreement dated as of December 11, 1995, and (iii) Amendment No. 3 to Second Amended and Restated Loan Agreement dated as of May 30, 1996 (as so amended, the "Loan Agreement") among the Borrower, the Banks and Fleet Bank, N.A., as Agent for the Banks and evidences the A Loans made by the Bank thereunder. This A Note supersedes and is given in substitution for the Second Substituted A Note dated December 11, 1995 made by the Borrower to the order of the Bank in the original principal amount of
$         but does not constitute a novation, extinguishment or
termination of the obligations evidenced thereby. Capitalized terms used in this Note have the respective meanings assigned to them in the Loan Agreement.

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

     The Borrower agrees to pay costs of collection and reason-able attorneys' fees in case default occurs in the payment of this A Note.

     Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

     This A Note has been executed and delivered this 30th day of May, 1996 in New York, New York, and shall be construed in accordance with and governed by the internal laws of the State of New York.

                              NATIONAL CONSUMER COOPERATIVE BANK
                              D/B/A NATIONAL COOPERATIVE BANK


                              By:________________________________
                                                            Title

              SCHEDULE TO THIRD SUBSTITUTED A NOTE
          MADE BY NATIONAL CONSUMER COOPERATIVE BANK
               IN FAVOR OF _____________________


     This Note evidences the Loans made under the within described Agreement, in the principal amounts, of the types
(Prime Rate Loans, Fed Funds Loans, CD Loans or LIBOR Loans) and on the dates set forth below, subject to the payments or prepay-ments set forth below:


            Prin.                     Interest Amt. of
Date Made   Amt of  Type of  Due Date Rate on  Payment or  Balance  Notation
/Converted  Loan    Loan     of Loan  Loan     Prepayment  Outs.    made by

                          EXHIBIT A-2
                      TO AMENDMENT NO. 3
         TO SECOND AMENDED AND RESTATED LOAN AGREEMENT
                          BY AND AMONG
              NATIONAL CONSUMER COOPERATIVE BANK
                              AND
                  CERTAIN BANKS NAMED THEREIN
                              AND
            FLEET BANK, N.A., AS AGENT FOR THE BANKS

                FORM OF THIRD SUBSTITUTED B NOTE


[B Commitment Amount]                   Due May 28, 1997


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK (the "Borrower"), hereby promises to
pay to the order of [        ] (the "Bank") by payment to the
Agent for the account of the Bank the principal sum of [amount of B Commitment] ($__________) Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the B Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately available funds on the date or dates determined as provided in the Loan Agreement but in no event later than May 28, 1997.

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

     This B Note is one of the Notes referred to in the Second Amended and Restated Loan Agreement dated as of December 15, 1993, as amended by (i) Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994, (ii) Amendment No. 2 to Second Amended and Restated Loan Agreement dated as of December 11, 1995, and (iii) Amendment No. 3 to Second Amended and Restated Loan Agreement dated as of May 30, 1996 (as so amended, the "Loan Agreement") among the Borrower, the Banks, and Fleet Bank, N.A., as Agent for the Banks and evidences the B Loans made by the Bank thereunder. This B Note supersedes and is given in substitution for the Second Substituted B Note dated December 11, 1995 made by the Borrower to the order of the Bank in the original principal amount of
$         but does not constitute a novation, extinguishment or
termination of the obligations evidenced thereby. Capitalized terms used in this Note have the respective meanings assigned to them in the Loan Agreement.

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

     The Borrower agrees to pay costs of collection and reason-able attorneys' fees in case default occurs in the payment of this B Note.

     Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

     This B Note has been executed and delivered this 30th day of May, 1996 in New York, New York, and shall be construed in accordance with and governed by the internal laws of the State of New York.

                              NATIONAL CONSUMER COOPERATIVE BANK
                              D/B/A NATIONAL COOPERATIVE BANK


                              By:________________________________
                                                      Title

              SCHEDULE TO THIRD SUBSTITUTED B NOTE
          MADE BY NATIONAL CONSUMER COOPERATIVE BANK
               IN FAVOR OF _____________________


     This Note evidences the Loans made under the within described Agreement, in the principal amounts, of the types
(Prime Rate Loans, Fed Funds Loans, CD Loans or LIBOR Loans) and on the dates set forth below, subject to the payments or prepay-ments set forth below:


            Prin.                    Interest  Amt of
Date Made   Amt. of Type of Due Date Rate on   Payment or Balance Notation
/Converted  Loan    Loan    of Loan  Loan      Prepayment Outs.   made by

                          EXHIBIT A-3
                      TO AMENDMENT NO. 3
         TO THIRD AMENDED AND RESTATED LOAN AGREEMENT
                          BY AND AMONG
               NATIONAL CONSUMER COOPERATIVE BANK
                  CERTAIN BANKS NAMED THEREIN
                              AND
            FLEET BANK, N.A., AS AGENT FOR THE BANKS


            FORM OF THIRD SUBSTITUTED SWING LINE NOTE


$10,000,000                                      Due May 28, 1997


     FOR VALUE RECEIVED, NATIONAL CONSUMER COOPERATIVE BANK D/B/A NATIONAL COOPERATIVE BANK (the "Borrower"), hereby promises to pay to the order of FLEET BANK, N.A. (the "Bank") by payment to the Bank of the principal sum of TEN MILLION DOLLARS ($10,000,000) (or such lesser amount as shall equal the aggregate unpaid principal amount of the Swing Line Loans made by the Bank under the Loan Agreement hereinafter defined, shown on the schedule annexed hereto and any continuation thereof), in lawful money of the United States of America and in immediately avail-able funds on the date or dates determined as provided in the Loan Agreement but in no event later than May 28, 1997.

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

     This Swing Line Note is the Swing Line Note referred to in the Second Amended and Restated Loan Agreement dated as of December 15, 1993, as amended by (i) Amendment No. 1 to Second Amended and Restated Loan Agreement dated as of December 12, 1994, (ii) Amendment No. 2 to Second Amended and Restated Loan Agreement dated as of December 11, 1995, and (iii) Amendment No. 3 to Second Amended and Restated Loan Agreement dated as of May 30, 1996 (as so amended, the "Loan Agreement") among the Borrower, the Banks and Fleet Bank, N.A., as Agent for the Banks and evidences the Swing Line Loans made by the Bank thereunder. Capitalized terms used in this Swing Line Note have the respective meanings assigned to them in the Loan Agreement.

     Upon the occurrence of an Event of Default, under the Loan Agreement, the principal hereof and accrued interest hereon shall become, or may be declared to be, forthwith due and payable in the manner, upon the conditions and with the effect provided in the Loan Agreement.

     The Borrower agrees to pay costs of collection and reason-able attorneys' fees in case default occurs in the payment of this Swing Line Note.

     Presentment for payment, notice of dishonor, protest and notice of protest are hereby waived.

     This Swing Line Note has been executed and delivered this 30th day of May, 1996 in New York, New York, and shall be construed in accordance with and governed by the laws of the State of New York.

                              NATIONAL CONSUMER COOPERATIVE BANK
                              D/B/A NATIONAL COOPERATIVE BANK



                              By:________________________________
                                                    Title

         SCHEDULE TO THIRD SUBSTITUTED SWING LINE NOTE
           MADE BY NATIONAL CONSUMER COOPERATIVE BANK
                   IN FAVOR OF FLEET BANK, N.A.

     This Swing Line Note evidences the Swing Line Loans made under the within described Agreement, in the principal amounts, and on the dates set forth below, subject to the payments set forth below:


             Prin             Interest
             Amt of Due Date  Rate on  Amt of   Balance       Notation
Date Made    Loan   of Loan   Loan     Payment  Outstanding   made by