Form 10-K
period 1996-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1997-03-28
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.
                             20549

                            FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996 Commission file number 2-99779

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market.
A subsidiary of the registrant holds 2.6% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.

                 ( Cover Continued on Next Page )

                       ( Cover Continued )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Outstanding at December 31, 1996

Class C
(Common stock, $100.00 par value)                 217,516

Class B
(Common stock, $100.00 par value)                 786,004

Class D
(Common stock, $100.00 par value)                       3

                              INDEX

                              PART I

Item 1         Business..................................................  1

Item 2         Properties................................................  9

Item 3         Legal Proceedings.........................................  9

Item 4         Submission of Matters to a Vote
                 of Security Holders.....................................  9

                             PART II

Item 5         Market for the Registrant's Common Stock and Related
                 Stockholder Matters.....................................  10

Item 6         Selected Financial Data...................................  13

Item 7         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........  14

Item 8         Financial Statements and Supplementary Data...............  24

Item 9         Changes in and Disagreements with Accountants,
                 on Accounting and Financial Disclosure..................  63

                             PART III

Item 10        Directors and Executive Officers of the Registrant........  63

Item 11        Executive Compensation....................................  72

Item 12        Security Ownership of Certain
                 Beneficial Owners and Management........................  73

Item 13        Certain Relationships and Related Transactions............  74

                             PART IV

Item 14        Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K.................................  79

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

     NCB has attempted to fulfill its statutory obligations in two fashions. First, NCB makes loans and offers other financing arrangements which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to the NCB Development Corporation ("NCB Development"), a non-profit corporation without capital stock organized in 1982 which makes loans and provides assistance to developmental cooperatives.

     The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned exclusively by cooperatives. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Minneapolis, New York City, and Anchorage. NCB Financial Corporation, NCB
Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its offices in Ohio.

     When used in this report, the words "believes", "anticipates", "expects", "seeks" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: competition within each of NCB's businesses, the effects of internationl, national and regional economic conditions, the availability of capital and other risks described from time to time in NCB's filings with the Commission. Given these uncertainties, investors are cautioned not to place undue reliance on such statements. NCB also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

     The loan committee approves loans and commitments that exceed individual or team lending authority.

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

Interest Rates for Real Estate Loans

     Real estate loans are priced under rate guidelines issued by NCB's Real Estate Lending Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: loan-to-value ratios, lien position, cooperative payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to a constant maturity of one, three, five or ten years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days.

Interest Rates on Commercial Loans

     NCB makes commercial loans at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assessment of risk. Typically, commercial loan repayment schedules are structured by NCB with flat monthly principal reduction plus interest on the outstanding balance.

Fees

     NCB typically assesses fees to cover the costs to NCB of its consideration of and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The legal fees paid to outside legal counsel retained by NCB for loan transactions are charged to the borrower.

Underwriting

     When evaluating credit requests, NCB seeks to determine whether a prospective borrower has and/or will have sound management, sufficient cash flow to service debt, assets in excess of liabilities and a continuing demand for its products, services or use of its facilities, so that the request will be repaid in accordance with its terms.

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

     To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. Since October 1, 1985, the preponderance of NCB real estate orgination volume has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1996, approximately 16.5% of NCB's total assets consisted of loans which qualify under the residential cap.

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

REGULATION

     NCB is organized under the laws of the United States. NCB is examined annually by the Farm Credit Administration and the General Accounting Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to the Congress, which has the sole authority to amend or revoke NCB's charter. NCB Savings Bank, FSB is regulated by the Office of Thrift Supervision.

TAXES

     The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of the Act, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period which has effectively reduced NCB's federal income tax liability to insignificant amounts.

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

AGREEMENT CONCERNING CLASS A NOTES

     The Act, as amended, provided that the interest rate payable to the United States on NCB's Class A notes was limited until October 1, 1990 to 25% of NCB's net income. Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of January 10, 1997, the face amounts and current maturities of the outstanding replacement notes were as follows:

                         Current
          Replacement   Maturity
             Note         Date        Amount           Maturity
              1          4/1/97      $53,553,328       3 months

              2         10/1/97      $36,854,000      36 months

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

FURTHER INFORMATION

     For further information concerning the development of NCB's business in 1996, please see the response to Item 7.

                       ITEM 2. PROPERTIES

     NCB leases space for its Washington, D.C. headquarters and for three regional offices located in Minneapolis, New York City, and Anchorage. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I,Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its offices in Ohio. NCB's headquarters is 34,464 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December 31, 1996 was $1,231,000 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

     Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:

                                          Other
               Year     Headquarters      Offices
               1997     $1,300,000       $227,250

               1998     $1,320,000       $231,960

               1999     $1,340,000       $ 21,609

               2000     $1,360,000

               2001     $1,380,000

      After    2001     $  389,000



                   ITEM 3. LEGAL PROCEEDINGS

     NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

            Item 4. SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS

     NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1996.

                            PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS

     NCB currently has three classes of stock outstanding whose rights are summarized as follows:

     Class B Stock - The Act permits Class B stock to be held only by borrowers from NCB and requires each borrower to hold Class B stock at the time the loan is made whose par value is equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock.
Class B stock is transferrable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of suchstock beyond that required to support their loans have held such stock for the longest time. NCB also repurchases at par value any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

     Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock(or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 6.1% during 1996. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of the NCB's Board of Directors. The Board declared an initial dividend of 83 cents per share of Class C stock, payable on June 30, 1996 to holders of record as of March 31, 1996. In November 1996, the Board approved a dividend diminimus provision which states the Class C stock dividends shall not be distributed to the stockholder until such time as the cumulative amount of dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferrable to another eligible holder only with the approval of NCB. No requests for approval of transfers have been made to NCB in recent years. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

     As of December 31, 1996 there were 1,076 holders of Class B stock, 364 holders of Class C stock, and 3 holders of Class D stock.

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

     NCB has declared a patronage refund for the year ended December 31, 1996, of approximately $10.5 million of which $4.7 million will be distributed in cash and $5.8 million in Class B or Class C stock.

Sales of Unregistered Shares of Class C Stock

     During 1996, NCB sold ten shares of its Class C stock without registration under the Securities Act of 1933 (the "1933 Act") in reliance on the exemption from registration provided by section 4(2) of the 1933 Act. The stock was sold for $100 a share in cash without any underwriting discounts or commissions to cooperative organizations eligible to obtain loans from NCB. The stock was not offered to the general public; the purchasers had access to essentially the same information that would be contained in a registration statement and had the capability to evaluate the merits of such an investment.

                ITEM 6. SELECTED FINANCIAL DATA
                     (DOLLARS IN THOUSANDS)

At December 31,             1996        1995      1994      1993       1992
Loans and leases
 outstanding             $750,094     $597,190  $501,090  $457,713  $457,551

Allowance for loan
 losses                    15,504       14,554    13,031    12,309    10,419

Total assets              839,336      684,532   567,321   535,767   527,861

Total capital*            307,714      300,995   295,749   292,581   287,521

Subordinated debt         182,542      182,542   182,542   182,542   182,857

Long-term borrowings,
 including subordinated
 debt                     384,679      337,230   287,899   312,897   330,380

Members' equity           125,172      118,453   113,207   110,039   104,664

Total borrowings
 including deposits       515,257      365,288   256,315   230,868   228,512

For the Years Ended
 December 31,              1996         1995      1994      1993       1992

Total interest income     $59,593      $52,498   $41,123   $38,997   $44,063

Total interest expense     35,299       30,753    20,609    20,663    23,918

Net interest income        24,294       21,745    20,514    18,334    20,145

Net income                 11,199        9,083     8,877     8,616     6,060

Ratios
 Capital to assets           36.7%        44.0%     52.3%     54.6%     54.5%
 Return on average
   assets                     1.5%         1.5%      1.7%      1.6%      1.2%
 Return on average
  members' equity             9.2%         7.8%      7.9%      8.0%      5.8%
 Net yield on interest
  earning assets              3.5%         3.7%      4.1%      3.7%      3.9%
Average members'equity
 as a percent of

 Average total assets        16.6%        18.9%     21.5%     20.4%     19.8%
 Average total loans
  and lease financing        19.2%        21.9%     25.0%     24.3%     22.6%
Net average loans and
 lease financing to
 average total assets        84.3%        86.2%     83.4%     81.9%     85.7%

Net average earning
 assets to average
 total assets                92.4%        94.9%     93.3%     93.2%     96.5%

Allowance for loan
 losses to loans
 outstanding                  2.1%         2.5%      2.6%      2.7%      2.3%

Provision for loan
 losses to average
 loans outstanding            0.3%         0.4%      0.2%      0.3%      0.5%

 * - Capital includes members' equity and subordinated debt
** - Net of deferred hedge gains

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial summary

1996 vs 1995

         Net income of $11.2 million in 1996 increased 23.1% from $9.1 million in 1995. The growth in net income was due to increased volume of commercial and mortgage lending activities, servicing fees and other non-interest income. The impact of the increase in net interest income was partially offset by increases in the provision for loan losses and non-interest expenses.

         Credit quality in NCB's lending portfolio remained strong during 1996. The provision for loan losses as a percentage of average loans and leases decreased to .3% in 1996 from .4% in 1995 after increasing from .2% in 1994. In this same period, the allowance for loan losses as a percentage of loans and leases has decreased to 2.1% in 1996 from 2.5% and 2.6% in 1995 and 1994, respectively.

         The return on average assets remained unchanged from 1995 at 1.5%. The return on average equity increased to 9.2% compared with 7.8% in 1995.

         Total assets increased 22.6% or $154.8 million to $839.3 million as of December 31, 1996 from $684.5 million at year end 1995. Loan originations of commercial and residential real estate showed a 27.6% increase over last year primarily due to growth in real estate loans held for sale.

Net Interest Income

         Net interest income of $24.3 million for the year ended December 31, 1996 represents an increase of $2.5 million or l1.7% over year end 1995. As shown on Table 2, the net yield on interest earning assets decreased 21 basis points to 3.50% from 3.71% in 1995 while net spread slightly decreased from 2.60% in 1995 to 2.59% in 1996.

         Total interest income increased 14% to $59.6 million from $52.5 million in 1995. The increase is attributable to higher average volume of loans outstanding.In comparison to the prior year, average commercial and real estate loans increased due to the strengthening loan originations in the cooperative market and a favorable rate environment. As shown on Table 1, higher volume, mostly in loans held for sale, accounted for an increase of $9.4 million in interest earned during 1996 compared with 1995.

         The average yields on the real estate and commercial loan portfolios were 9.04% and 8.54%,respectively, in 1996. These yields dropped by 13 and 55 basis points compared with the prior year.

         Total interest expense increased to $35.3 million in 1996 from $30.8 million in 1995. As shown on Table 1, the increase was primarily due to an increase in the volume of notes payable, specifically short-term notes, required to fund our growth.

See Table 1 & Table 2

Credit quality

    Credit quality remained strong in 1996 with total criticized loans below 1995 levels. Management believes that the current economic expansion is mature and is likely to experience corrections. Therefore, it is anticipated there may be a slight increase in such loans due to a softening economy in 1997.

    An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established that seek to eliminate undue credit risk on the balance sheet. They include multilevel approval processes and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility. In turn, NCB's risk rating system and historical analysis allow management to track migration of assets and to determine a risk-weighted allowance for loan losses.

    To manage credit risk over a wide geographic area and lending in multiple industries, NCB uses a team-based approval process which relies upon the expertise of lending teams familiar with particular segments of our industry. Those credit facilities exceeding delegated lending authority for each team are approved by a senior management team in an attempt to ensure the quality of lending decisions. Financial analysis of the industries and regions serviced are regularly performed by the various lending teams that keep abreast of economic events and market conditions throughout the United States.

    Loans classified by NCB as unacceptable are assigned to the Special Assets Department. The Department determines, on a case-by-case basis, the best course of action to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

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

    The provision for loan losses increased slightly to $1.95 million in 1996 from $1.90 million in 1995. The provision as a percentage of average loans and leases outstanding decreased to .3% in 1996 from .4% in 1995.

    The allowance for loan losses increased 6.5% to $15.5 million in 1996. Due to increased loan volume at year end, the allowance as a percentage of loans and leases outstanding decreased to 2.1% at December 31, 1996 from 2.5% at December 31, 1995. The allowance as a percentage of nonperforming loans ( restructured and non-accruing loans ) decreased to 200% in 1996 compared with 252% in the prior year.

    Total nonperforming assets ( non-accruing and restructured loans and real estate owned) increased to $8.1 million at December 31, 1996 from $7.2 million at December 31, 1995. Nonperforming assets as a percentage of loans and leases outstanding plus REO decreased slightly to 1.1% in 1996 from 1.2% in 1995. Nonperforming assets as a percentage of total capital increased to 6.5% in 1996 from 6.1% in 1995.

Table 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

                                        1996 Compared to 1995       1995 Compared to 1994
                                      Increase (decrease) due to  Increase (decrease) due to
                                               change in:                  change in:

                                      Average  Average            Average  Average
For the years ended December 31,      Volume*   Rate    Net**     Volume*   Rate     Net**
Interest Income

Cash equivalents and investment
 securities                          $  406   $  (419)  $   13    $   15   $1,195    $ 1,210
Commercial loans and leases           3,659    (1,592)   2,067     4,081    2,518      6,599
Real estate loans                     5,378      (339)   5,039     3,143      424      3,567

Total interest income                 9,443    (2,350)   7,093     7,239    4,137     11,376

Interest Expense

Deposits                                616        35      651       589      789      1,378
Notes payable                         6,212    (1,269)   4,943     5,462    2,124      7,586
Subordinated debt                         2    (1,050)  (1,048)      (17)   1,196      1,179

Total interest expense                6,830    (2,284)   4,546     6,034    4,109     10,143

Net interest income                  $2,613   $   (66)  $2,547    $1,205   $   28    $ 1,233

 * Average monthly balances
* *Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
For the years ended December 31,
                                        1996                       1995                         1994
                                               Average                       Average                     Average
Assets                      Average    Income/  Rate/    Average   Income/   Rate/   Average    Income/  Rate/
                            Balance*   Expense  Yield    Balance*  Expense   Yield   Balance*   Expense  Yield
Interest earning assets
Real estate loans           $316,015   $28,565  9.04%    $256,564  $ 23,524  9.17%   $220,870   $19,967  9.04%
Commercial loans and
 leases                      317,427    27,106  8.54%     275,352    25,039  9.09%    228,466    18,431  8.07%

Total loans and leases       633,442    55,671  8.79%     531,916    48,563  9.13%    449,336    38,398  8.55%
Investment securities and
 cash equivalents             59,835     3,922  6.55%      53,962     3,935  7.29%     51,609     2,725  5.28%

Total interest earning
  assets                     693,277    59,593  8.60%      85,878    52,498  8.96%    500,945    41,123  8.21%

Allowance for loan losses    (14,976)                     (13,309)                    (12,968)

Non-interest earning assets
 Cash                          4,577                        5,023                       6,806
 Other assets                 51,112                       39,446                      28,205

 Total non-interest earning
   assets                     55,689                       44,469                      35,011

 Total assets               $733,990                     $617,038                    $522,988

Liabilities and members'
 equity

Interest bearing liabilities
Subordinated debt           $182,943    9,849  5.38%     $182,915   10,897  5.96%    $182,961       9,718  5.31%
Notes payable                321,080   21,341  6.65%      229,963   16,398  7.13%     156,801       8,811  5.62%
Deposits                      83,056    4,109  4.95%       70,596    3,458  4.90%      56,572       2,080  3.68%

Total interest bearing
 liablities                  587,079   35,299  6.01%      483,474   30,753  6.36%     396,334      20,609  5.20%

Other liabilities             25,038                       17,178                      14,362
Members' equity              121,873                      116,386                     112,292

Total liabilities and
 members' equity            $733,990                     $617,038                    $522,988

Net interest earning
 assets                     $106,198                     $102,404                    $  104,611
Net interest revenues
 and spread                           $24,294  2.59%               $21,745  2.60%                 $20,514  3.01%
Net yield on interest
 earning assets                                3.50%                        3.71%                          4.10%
* Based on monthly balances.  Average loan balanoes include nonaccrual loans.

    See Table 3

    Non-accruing loans, as a percentage of loans and leases, remained at .3% at year-end 1996 and 1995. Restructured loans increased to $5.1 million in 1996 compared with $4.0 million in 1995 due to one real estate loan in the amount of $1.1 million which was restructured in November, 1996. As of year end, all restructured loans were current.

    The majority of NCB's loans are to cooperatives in industries such as owner-occupied and multifamily residential housing, food distribution, health care, and financial services. NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.

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

   See Table 4 & Table 5

Non-interest income

   Non-interest income increased slightly by .4% to $12.7 million in 1996. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. Gains on sales of loans were $4.6 million in 1996 which represented 36.2% of non-interest income. Real estate loan sales decreased by $79.5 million to $173.2 million in 1996 from $252.7 million in 1995. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1996.

   Servicing income remained a stable source of non-interest income for NCB in 1996. NCB earned servicing fee income of $2.1 million in 1996 compared with $1.7 million in 1995. As of December 31, 1996, NCB serviced $1.2 billion in single and multifamily real estate and commercial loans for investors compared with $1.1 billion at year end 1995.

Non-interest expenses

   Non-interest expenses increased 1.8% from $22.6 million to $23 million. Increases in compensation and employee benefits, occupancy and equipment,contributions to NCBDC and other expenses of $2 million were offset by a decrease in contractual services of $1.6 million. Non-interest expenses as a percentage of average assets were 3.1% for 1996 compared with 3.7% in 1995. Salaries and benefits, the single largest component of non-interest expenses, increased 4.1% as a result of additional employee hiring and incentive bonuses paid to NCB's personnel. Employees are eligible to receive bonuses based on performance objectives which are tied to market compensation for comparable positions. Salaries and employee benefits accounted for 47.1% of non-interest expenses in 1996 and 46.1% of non-interest expenses in 1995 compared with 51.1% in 1994. As of December 31, 1996, NCB and its consolidated subsidiaries employed 162 employees compared with 144 employees one year earlier.

   Under the provisions of the National Consumer Cooperative Bank Act, NCB makes tax deductible, voluntary contributions to the NCB Development Corporation. These contributions are normally calculated based on NCB's net income. In 1996, NCB agreed to make a contribution to NCBDC to fund certain business activities. The contribution to NCB Development Corporation was
$.72 million in 1996 and $.5 million each in 1995 and 1994.   Non-interest
expenses as a percentage of average assets, adjusted for the contribution to NCBDC, decreased to 3.0% in 1996 compared with 3.6% in 1995.

Income taxes

   Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on non-member income generated by NCB Savings Bank, FSB, and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation.

   Note 19 to the consolidated financial statements contains additional discussions of NCB's tax status.

1995 vs 1994

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

   Credit quality in NCB's lending portfolio remained strong in 1995. The provision for loan losses as a percentage of loans and leases increased from
 .2% in 1994 to .4% in 1995. In this same period, the allowance for loan losses as a percentage of average loans and leases outstanding decreased to 2.5% in 1995 from 2.6% in 1994.

   Non-interest income increased 49.7% to $12.6 million in 1995. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees and advisory fees. Gains on loan sales, net of hedging expenses, were $6.0 million in 1995 which represented 47.6% of non-interest income. The $2.8 million increase in the gains from sale of loans in 1995 over 1994 is due primarily to higher volume of loans sold in 1995. Real estate loan sales increased by $131.8 million to $252.7 million in 1995 from $120.9 million in 1994. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1995.

   Non-interest expenses increased 21.5% from $18.6 million to $22.6 million due primarily to an increase in contractual services. Contractual service expense for the year ended December 31, 1995 was $2.5 million higher than 1994 due to higher fees paid to NCBDC for management of loan portfolios and higher expenditures for strategic planning, process redesign and the development of a commercial loan securitization program. Non-interest expense as a percentage of average assets were 3.7% for 1995 compared with 3.6% in 1994. Salaries and benefits, the single largest component of non-interest expenses, increased 9.5% as a result of additional employee hiring and incentive bonuses paid to NCB's personnel.

1996 vs 1995 Fourth quarter results

    Net income for the fourth quarter of 1996 was $1.1 million compared with $3.0 million in the fourth quarter of 1995. The decrease was due primarily to lower non-interest income. Non-interest income for the quarter decreased from $6.0 million in 1995 to $2.3 million in 1996 due primarily to the timing of the gain realized in the blanket loan sales.

   Net interest income increased from $6.0 million in 1995 to $6.4 million in 1996. The increase was due primarily to increasing short term interest rates and loan volume from the prior year.

   See Table 6

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

For the years ended December 31,     1996       1995      1994       1993      1992
Balance at beginning of year       $14,554    $13,031   $12,309    $10,419   $ 8,706

Charge-offs
    Commercial                       1,106        131       320        159       416
    Real estate - construction           0          0         0          0         0
    Real estate - residential           31        568         0         93         0
    Total charge-offs                1,137        699       320        252       416

Recoveries
    Commercial                         137        125       164        356        30
    Real estate - construction           0          0         0          0         0
    Real estate - residential            0        192         0         82         0
    Total recoveries                   137        317       164        438        30

Net charge-offs                      1,000        382       156       (186)      386

Provision for loan losses            1,950      1,905       878      1,704     2,099

Balance at end of year             $15,504    $14,554   $13,031    $12,309   $10,419

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

At December 3l,            1996               1995            1994               1993               1992

                               Percent           Percent          Percent            Percent            Percent
                     Amount   of Total  Amount  of Total Amount   of Total  Amount   of Total  Amount   of Total
Loans and lease
financing
  Commercial*        $342,211  45.6%   $327,215  54.8%   $246,797   49.3%   $223,682  48.8%   $199,442  43.5%
  Real estate -
  construction            154   0.0         428   0.1         999    0.2       5,779   1.3       5,080   1.1
  Real estate -
  residential *       383,881  51.2     247,096  41.4     233,527   46.5     210,846  46.1     236,379  51.5
  Real estate -
  commercial            8,742   1.2       9,361   1.6      10,301    2.1      10,577   2.3      10,933   2.4
  Lease financing      15,106   2.0      13,090   2.1       9,466    1.9       6,829   1.5       6,722   1.5

Total loans and lease
 financing           $750,094 100.0%   $597,190 100.0%   $501,090  100.0%   $457,713 100.0%   $458,556 100.0%

Allocation of allowance
for loan losses

  Commercial         $  7,826  50.5%     $7,158  49.2%   $      0    0.0    $      0   0.0    $      0   0.0
  Real estate -
  construction              0   0.0           0   0.0           0    0.0           0   0.0           0   0.0
  Real estate -
  residential           6,963  44.9       5,820  40.0           0    0.0           0   0.0           0   0.0
  Lease financing         151   1.0         250   1.7           0    0.0           0   0.0           0   0.0
  Unallocated             564   3.6       1,326   9.1      13,031  100.0%     12,309 100.0%     10,419 100.0%

Total allowance
for loan losses       $15,504 100.0%   $ 14,554 100.0%   $ 13,031  100.0%   $ 12,309 100.0%   $ 10,419 100.0%

* Includes loans held for sale

Table 5
NONPERFORMING ASSETS
(dollars in thousands)

At December 31,        1996      1995     1994     1993     1992

Real estate owned    $  377    $1,397   $  300   $  172   $2,360
Non-accruing         $2,601    $1,741   $  723   $  886   $4,207
Restructured         $5,147    $4,041   $2,143   $2,283   $3,428

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollars in thousands)

                                      1996                                    1995
For the Three Months
Ended                Dec. 31  Sept. 30  June 30  March 31    Dec. 31   Sept. 30  June 30  March 31
Interest income      $16,437  $14,750   $14,118  $14,288     $14,976   $13,021   $12,733  $11,768
Interest expense      10,007    8,645     8,193    8,454       8,936     7,716     7,411    6,690

Net interest income    6,430    6,105     5,925    5,834       6,040     5,305     5,322    5,078
Provision for loan
losses                 1,000      300       330      320         996       320       370      219

Income after provision
for loan losses        5,430    5,805     5,595    5,514       5,044     4,985     4,952    4,859
Non-interest income    2,298    2,076     6,745    1,540       6,013     1,865     2,131    2,604

Net revenue            7,728    7,881    12,340    7,054      11,057     6,850     7,083    7,463
Non-interest
expenses               6,479    6,189     5,275    5,064       7,856     4,899     4,952    4,885

Income before
income taxes           1,249    1,692     7,065    1,990       3,201     1,951     2,131    2,578

Provision for
income taxes             189      157       222      229         154       247       252      125

Net income           $ 1,060  $ 1,535   $ 6,843  $ 1,761     $ 3,047   $ 1,704   $ 1,879  $ 2,453

Sources of Funds

Capital Markets Access


   NCB maintains line of credit facilities provided by a consortium of banks.
At year end, total borrowing capacity under these facilities was $251.0 million, and the outstanding balance at December 31, 1996 was $224.5 million compared with an outstanding balance of $132.5 million at December 31, 1995. In
January, 1997, additional short-term borrowing capacity of $40 million was secured from partaicipant of the bank consortium. Usage, as measured by average outstanding balances during the year, increased from $77.7 million in 1995 to $120.6 million in 1996 due to growth in commercial loan volume and additional activity to fund warehoused real estate loans.

   In 1996, steps were taken to move into the medium term note market. In January, 1997, NCB received approval to issue up to $100 million under the medium term note program. In February, 1997, NCB issued $25 million under this program.

   NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB Savings Bank, FSB, for sale into the secondary market. In 1996, NCB sold $173.2 million compared to $267.8 million of cooperative real estate, commercial and share loans sold in the prior year.

   In 1997, NCB expects to sell $234 million of cooperative real estate, commercial and share loans. Actual sales through February, 1997 were $91.9 million.

Deposits

   At NCB's wholly-owned subsidiary, NCB Savings Bank, FSB, deposits increased to $88.6 million in 1996 from $78.1 million a year earlier. The growth was generated by an aggressive campaign in the local community and with NCB's members. The weighted average rates on deposits at December 31, 1996 and 1995 were 4.8% and 5.2%, respectively. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities -- 12.7% in 1996 compared with 14.2% in 1995. Management anticipates that deposits will represent an increasing portion of its capital structure.

Uses of funds

Loans and leases

   Loans and leases outstanding increased 25.6% from $597.2 million at year-end 1995 to $750.1 million in 1996.

   NCB's commercial loan portfolio expanded with new business opportunities. The commercial loan and lease portfolio increased 5.0% from $340.3 million a year earlier to $357.3 million in 1996. The commercial loan portfolio reflects a decrease in the food processing and distribution areas as a result of NCB's retail loan securitization program. Decreases in the areas of financial services and other, which includes native Alaskan and hardware activities, were due to scheduled loan repayments and maturities.

   NCB's real estate portfolio increased to $392.8 million at the end of 1996 from $256.9 million at same period last year. The real estate portfolio was substantially composed of multifamily blanket mortgages and single family share loans. NCB does not invest in speculative commercial real estate transactions.

   For 1997, NCB expects continued strength in its origination and secondary marketing activities. Net loan volume is expected to decrease approximately $18 million based on new loan originations (net of scheduled amortization) of $216 million and sales of $234 million.

Cash, Cash Equivalents, and Investment Securities

     Cash, cash equivalents, and investments decreased 5.0% or $3.1 million to $58.8 million in 1996. Cash, cash equivalents, and investment securities, represent 7.3% of interest earning assets in 1996 compared with 9.4% in 1995.

Asset and Liability Management

   Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk ("IRR"). NCB's liquidity and IRR are managed by the Risk Management Committee which meets quarterly. The purpose of the committee is to develop and implement strategies, including the buying and selling of off-balance sheet instruments such as interest rate swaps and financial futures contracts, and to ensure sufficient reward for known and controlled risk.

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

   NCB's asset liquidity is generally provided by maintaining near-cash and short term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1996, NCB held $17.2 million in cash and cash equivalents compared with $21.3 million in cash and cash equivalents at year end 1995. These funds are normally used to fund business operations.

   NCB's $33.3 million investment portfolio is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity increased to 5.0 years at year end 1996 from 3.9 years at year-end 1995.

   Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

   NCB also has $251 million of revolving lines of credit, $120 million of which is committed until May 28, 1999 and $80 million committed until May 28, 1997. Average outstanding balances were $120.6 million in 1996 compared with $77.7 million in 1995.

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

   To measure its risk, NCB utilizes a computer simulation model to forecast its earnings and the market value of its portfolio equity under different rate scenarios. The model incorporates the dynamics of balance sheet and interest rate changes as well as the utilization of financial derivativies to hedge risk. NCB's Risk Management Committee reviews the simulation output and makes decisions accordingly.

   Table 8 represents NCB's static interest-rate gap position at December 31, 1996. The gap, adjusted for off-balance sheet activity, represents a one day snapshot of the amount of assets and liabilities contractually scheduled to reprice or mature within a designated time horizon. Interest rate sensitive assets exceeding interest rate sensitive liabilities, within a designated time frame, is referred to as a positive gap. Conversely, interest rate sensitive liabilities exceeding interest rate sensitive assets, in a designated time frame, is referred to as a negative gap. A static gap analysis, considered alone, is not a complete indication of IRR.

   NCB is exposed to a tightening of the Prime/LIBOR (London Interbank Offered
Rate) spread relationship because much of its floating-rate assets adjusts to Prime, while much of its floating rate obligations adjusts to one, three and six month LIBOR.

   It is clear from Table 8 that NCB had a negative gap (as a percentage of total assets) of 4.20% and 1.10% at the one year and 180 day time horizons, respectively. At December 31, 1996, NCB's static gap position was in compliance with existing Board policies.

   See Table 8

Table 7
MATURITY SCHEDULE OF LOANS
(dollar in thousands)
                                          One Year
                            One Year       Through        Over
At December 31, 1996        or Less       Five Years    Five Years   Total


Commercial                  $13,120       $105,955      $223,136     $342,211
Real estate-construction        154             0              0          154
Real estate-residential      34,792        50,979        298,110      383,881
Real estate- commercial           0         6,443          2,299        8,742
Leases                           90         9,100          5,916       15,106

Total loans and leases      $48,156      $172,477       $529,461     $750,094

Fixed interest rate  loans                              $ 74,300     $329,943

Variable interest rate loans                              98,177      199,518

                                                        $172,477    $529,461

Table 8
Interest Rate Sensitivity
(dollars in thousands)
                                                                                      Over 12
At December 31, 1996         Interest    Interest   Interest   Interest   Interest   Months and
                           -sensitive  -sensitive -sensitive -sensitive -sensitive  Non-Interest
                               30 day     3 month    6 month   12 month      Total   Sensitive     Total
Interest earning assets
Cash and cash equivalents  $ 25,499    $       0  $       0  $      0    $ 25,499     $      0    $ 25,499
Investment securities        26,435          124      2,241       982      29,782        3,502      33,284
Loans and leases            219,708       16,950     32,051    69,323     338,032      412,062     750,094

 Total interest earning
 assets                    $271,642    $  17,074  $  34,292  $ 70,305    $393,313     $415,564    $808,877

Interest bearing liabilities
 Deposits                  $  5,273    $  13,484  $  14,654  $ 39,408    $ 72,819     $ 15,801    $ 88,620
 Short-term borrowings      224,500            0          0         0     224,500            0     224,500
 Long-term debt                   0            0     19,000    28,000      47,000      155,137     202,137
 Subordinated debt*          53,553            0          0         0      53,553      128,989     182,542

  Total interest bearing
   liabilities              283,326       13,484     33,654    67,408     397,872      299,927     697,799

Other
 Other non-interest
  bearing, net                    0            0          0         0           0      111,078     111,078
 Effect of interest rate
  swaps & financial
  futures                     7,000       95,451   (101,000)   28,000      29,451      (29,451)          0         0

 Total                     $290,326    $ 108,935  $ (67,346) $ 95,408    $427,323     $381,554    $808,877

Repricing difference       $(18,684)   $ (91,861) $ 101,638  $(25,103)   $(34,010)    $ 34,010

Cumulative gap             $(18,684)   $(110,545) $  (8,907) $(34,010)

Cumulative gap as %
total assets                  -2.31%      -13.67%     -1.10%    -4.20%

* Net of premiums/discounts.

Capital

   NCB's strong capital position supports growth, ensures continuing access to financial markets, and allows for greater flexibility during difficult economic periods.

   Historically, NCB has maintained a strong capital structure. NCB's equity to average assets was 16.6% in 1996 compared with 18.9% and 21.5% in 1995 and 1994, respectively. When including NCB's subordinated debt, NCB's average total capital to average assets was 41.5% in 1996 compared with 48.5% and 56.4% during 1995 and 1994, respectively. The Bank Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated debt).
As of December 31, 1996, NCB Savings Bank, FSB, had a risk based capital ratio of 17.4%, well in excess of regulatory requirements.

Patronage policy

   Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby reducing its Federal income tax to insignificant amounts. In June 1996, NCB distributed $11.3 million to its active member-borrowers. Of this total, approximately $4.4 million was distributed in cash.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The registrant's financial statements and notes thereto are set forth beginning at page 25 below. The registrant is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

Independent Auditors' Report

To the Board of Directors and
Members of National Cooperative Bank

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National Cooperative Bank and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Washington, D.C.
January 30, 1997
(February 28, 1997 as to Note 24)

                   NATIONAL COOPERATIVE BANK
                   CONSOLIDATED BALANCE SHEETS

                                              December 31,

                                            1996         1995
Assets
Cash and cash equivalents               $ 17,150,534 $ 21,289,376
Restricted cash                            8,348,703    8,348,703
Investment securities
  Available for sale (amortized cost of
  $30,401,874 and $28,841,521 in 1996
  and 1995)                               30,337,100   29,095,559
  Held-to-maturity (fair value of
  $2,294,294 and $1,748,578 in 1996
  and 1995)                                2,946,425    3,118,956
Loans and lease financing                565,824,579  558,582,284
Loans held for sale                      184,269,872   38,608,195
  Less: Allowance for loan losses        (15,504,510) (14,554,240)
                                         734,589,941  582,636,239
Excess servicing                          30,758,057   25,670,305
Premises and equipment, net                2,257,362    1,896,779
Other assets                              12,947,458   12,475,747
  Total assets                          $839,335,580 $684,531,664
Liabilities and Members' Equity
Liabilities
Deposits                                $ 88,620,002 $ 78,100,173
Patronage dividends payable in cash        4,721,600    5,088,851
Other liabilities                         11,332,033   12,687,840
Borrowings
  Short-term                             224,500,000  132,499,998
  Long-term                              202,137,077  154,688,045
                                         426,637,077  287,188,043
  Subordinated debt                      182,853,313  183,013,689

  Total borrowings                       609,490,390  470,201,732

     Total liabilities                   714,164,025  566,078,596

Members' equity
Common stock
  Class B                                 78,600,416   72,349,754
  Class C                                 21,751,584   21,731,166
  Class D                                        300          300
Retained earnings
  Allocated                                5,770,844    6,219,707
  Unallocated                             19,113,185   17,898,103
  Unrealized (loss) gain on investment
    securities available for sale            (64,774)     254,038

     Total members' equity               125,171,555  118,453,068
     Total liabilities and
     members' equity                    $839,335,580 $684,531,664


See notes to consolidated financial statements.


                   NATIONAL COOPERATIVE BANK

                CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,    1996        1995      1994

Interest income
 Loans and lease financing     $55,671,365 $48,563,512 $38,398,026
 Investment securities           3,921,634   3,934,756   2,725,183
  Total interest income         59,592,999  52,498,268  41,123,209

Interest expense
 Deposits                        4,109,098   3,457,902   2,079,895
 Short-term borrowings           7,851,964   6,196,456   2,367,375
 Long-term debt, other
  borrowings and
  subordinated debt             23,338,194  21,098,803  16,161,773
  Total interest expense        35,299,256  30,753,161  20,609,043

  Net interest income           24,293,743  21,745,107  20,514,166

Provision for loan losses        1,950,000   1,904,500     878,401
  Net interest income after
   provision for loan losses    22,343,743  19,840,607  19,635,765

Non-interest income
 Gain on sale of loans           4,578,209   6,009,720   2,916,326
 Loan and deposit
  servicing fees                 2,125,131   1,701,682   1,501,847
  Other                          5,955,610   4,901,623   4,007,233
  Total non-interest income     12,658,950  12,613,025   8,425,406

Non-interest expenses
 Compensation and employee
  benefits                      10,828,385  10,406,220   9,504,571
 Contractual services            4,182,131   5,808,285   3,352,459
 Occupancy and equipment         4,140,589   3,060,293   2,839,090
 Contribution to NCB
  Development corporation          720,000     500,000     500,000
 Other                           3,135,476   2,817,915   2,403,659

  Total non-interest expenses   23,006,581  22,592,713  18,599,779
Income before income taxes      11,996,112   9,860,919   9,461,392

Provision for income taxes         796,914     777,683     584,530

    Net income                 $11,199,198 $ 9,083,236 $ 8,876,862

Distribution of net income
 Patronage dividends           $10,492,444 $11,308,558 $ 8,814,942
 Retained earnings                 706,540  (2,225,322)     61,920
                               $11,199,198 $ 9,083,236 $ 8,876,862


See notes to consolidated financial statements.



                                NATIONAL COOPERATIVE BANK
                   CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY For the years ended December 31, 1996, 1995 and 1994

                                      Retained     Retained                       Total
                            Common    Earnings     Earnings      Unrealized       Members'
                            Stock     Allocated    Unallocated   Gain (Loss)           Equity
Balance, January 1,
1994                       $ 80,245,148  $12,844,968  $16,949,037   $    -        $110,039,153
Net income                       -           -          8,876,862        -           8,876,862
Proceeds from issuance
 of common stock                 10,200      -            -              -              10,200
Cancellation and
 redemption of stock           (330,841)     -            -              -            (330,841)
Conversion of allocated
 surplus to common stock     12,827,599  (12,844,968)      17,369        -              -
1993 patronage
  dividends                     (84,110)     -             84,110        -              -
1994 patronage dividend
 Distributed in cash             -           -         (3,966,724)       -          (3,966,724)
 Retained in form of equity      -         4,848,218   (4,848,218)       -              -
Unrealized loss on
 investment securities
 available for sale              -           -             -         (1,421,581)    (1,421,581)
Balance,
 December 31, 1994           92,667,996    4,848,218   17,112,436    (1,421,581)   113,207,069
Net income                       -           -          9,083,236        -           9,083,236
Cancellation and
 redemption of stock         (3,544,579)     -          3,234,213        -            (310,366)
1994 patronage dividend
 Distributed in
  common stock and cash       4,957,803   (4,848,218)    (198,684)       -             (89,099)
Other dividend paid              -           -            (24,540)       -             (24,540)
1995 patronage dividends
 To be distributed in
  cash                           -           -         (5,088,851)       -          (5,088,851)
  Retained in form of
  equity                         -         6,219,707   (6,219,707)       -              -
Unrealized gain on
 investment securities
 available for sale              -           -             -          1,675,619       1,675,619
Balance,
 December 31, 1995           94,081,220    6,219,707   17,898,103       254,038    118,453,068
Net income                       -           -         11,199,198        -          11,199,198
Proceeds from issuance
 of common stock                  1,000      -             -              1,000
Cancellation and
 redemption of stock           (658,484)     _            590,484        -             (68,000)
1995 patronage dividend
 Distributed in
  common stock and cash       6,928,564   (6,219,707)     101,189        -             810,046
Other dividend paid              -           -           (183,345)       -            (183,345)
1996 patronage dividends
 To be distributed
 in cash                         -           -         (4,721,600)       -          (4,721,600)
 Retained in form of
  equity                         -         5,770,844   (5,770,844)       -              -
Unrealized loss on
 investment securities
 available for sale              -           -             -           (318,812)      (318,812)
Balance,
 December 31, 1996         $100,352,300  $ 5,770,844  $19,113,185   $   (64,774)   $125,171,555


See notes to consolidated financial statements.

                             NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,            1996         1995            1994
Cash flows from operating activities
  Net income                           $ 11,199,198   $ 9,083,235     $8,876,862
  Adjustments to reconcile net income
    to net cash
  Provisions for loan losses              1,950,000     1,904,500        878,401
  Depreciation and amortization           5,148,255     4,950,808      4,335,318
  Gain on sale of assets                 (4,578,209)   (6,009,720)    (2,901,782)
  Loans originated for sale            (243,114,015) (251,781,768)  (127,122,958)
  Loans sold                            135,955,259   250,676,820    120,882,002
  Increase in other assets               (5,443,982)   (1,689,307)    (1,875,088)
  (Decrease) increase in other
    liabilities                          (2,186,480)    1,782,807      2,182,560
  Transfer from restricted
   cash account                               -             -             12,816
  Other                                       -           798,211        337,495
  Net cash (used in) provided by
   operating activities                (101,069,974)    9,715,586      5,605,626

Cash flows from investing activities
  Purchases of investments
    Available for sale                   (9,435,643)     (722,785)   (18,763,180)
    Held to maturity                          -        (9,155,293)    (5,434,000)
  Proceeds from maturities of investments
    Available for sale                    8,006,556     4,503,907      3,726,424
    Held to maturity                        198,000     3,306,785      5,263,097
  Proceeds from sales of investments
   Available for sale                         -         4,385,281     14,112,463
  Net increases in loans and lease
    financing                           (84,941,273) (158,775,397)  (154,118,616)
  Proceeds from sale of portfolio loans  38,679,408    51,405,022    117,719,857
  Purchases of premises and equipment    (1,235,856)     (613,576)      (598,877)
  Net cash used in investing activities (48,728,808) (105,666,056)   (38,092,832)

Cash flows from financing activities
  Net increase (decrease) in deposits    10,519,829    19,181,624     (8,012,885)
  Net increase in short-term borrowings  92,000,000    41,468,884     59,489,537
  Proceeds from issuance of long-
   term debt                             47,500,000    74,500,000     30,000,000
  Repayment on long-term debt                 -       (25,168,822)   (54,998,022)
  Repayment on other borrowings               -          (922,176)    (1,032,228)
  Redemption of common stock                (68,000)     (310,366)      (330,841)
  Patronage dividends paid               (4,341,889)   (4,056,132)    (3,147,860)
  Other                                       -             -            127,544
 Net cash provided by financing
  activities                            145,659,940   104,693,012         22,095,245
(Decrease) increase in cash and
  cash equivalents                       (4,138,842)    8,742,542    (10,391,961)
Cash and cash equivalents,
    beginning of year                    21,289,376    12,546,834     22,938,795
Cash and cash equivalents,
    end of year                        $ 17,150,534  $ 21,289,376   $ 12,546,834

See notes to consolidated financial statements.


                       NATIONAL COOPERATIVE BANK

                 CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental schedule of noncash investing and financing activities:


                                    1996          1995         1994
Unrealized loss on investment
 available  for sale            $   318,812   $ 1,675,619 $ 1,421,581
Common stock cancelled against
 allowance  for loan losses          21,390       288,585       -
Contributions of excess
 concentration to NCBRFC               -        2,697,010       -
Interest paid                    34,582,531    30,177,706  19,245,501
Income taxes paid                   670,122       709,879     762,898

See notes to consolidated financial statements.

                    NATIONAL COOPERATIVE BANK

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Organization

     National Consumer Cooperative Bank, doing business as National Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Mortgage Corporation, a wholly-owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. NCB Financial Corporation, a wholly-owned subsidiary, is the holding company of NCB Savings Bank, FSB (NCBSB), a federally-chartered thrift institution. Cooperative Funding Corporation, a wholly-owned subsidiary of NCB, is a registered broker-dealer and provides corporate financial services. NCB Investment Advisers, Inc., a wholly-owned subsidiary of NCB, provides investment advisory services to cooperatives. NCB I, Inc., a wholly-owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (RFC), a wholly-owned subsidiary incorporated on December 24, 1994, purchases and sells commercial loans which are then securitized into commercial paper.

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

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

     Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" was issued in May 1993 by the Financial Accounting Standards Board. At December 31, 1993, NCB adopted the requirements of SFAS 115 to classify and account for debt and equity securities as follows:

     Available for sale- Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as a separate component of members' equity. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

     Held-to-maturity- Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

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

     Interest rate swap agreements are used to shorten the functional repricing period of the fixed rate debt. The interest income and expense is earned or charged based on the outstanding balances of the receivable and payable positions, respectively, applying the related market rates at which the agreements were purchased and the term outstanding during the period. The interest income and expense are treated as as an adjustment to interest expense on the hedged liability.

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

Allowance for Loan Losses

     The allowance for loan losses is a valuation allowance which management believes to be adequate to cover anticipated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. When a portion of a loan is deemed uncollectible, a full or partial charge-off against the allowance for loan losses is made.
The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Changes in economic conditions and economic prospects of borrowers can occur quickly;
consequently losses that NCB ultimately realizes could differ from the estimates made by management.

     The major risk classifications that management uses to assess impairment are nonaccrual, restructured and loans otherwise rated doubtful because collection is in question. When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB recognizes an impairment by creating a valuation allowance.
A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan.

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

Loan-Servicing Rights

     NCB adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," as of January 1, 1996. SFAS 122 amended SFAS 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. The statement requires servicing to be capitalized for loans originated based on an allocation of the loan cost between the servicing rights and the loan. The adoption of SFAS 122 did not have a material impact on NCB's financial condition and results of operations. Prior to the adoption of this statement, capitalizing the servicing rights associated with originated loans was not permitted.

     The cost of loan-servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing" is amortized over the estimated life using a method approximating the level-yield method.

     Substantially all excess servicing pertains to blanket loans made to cooperative housing corporations as first mortgages. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties or yield maintenance provisions through maturity. In calculating excess servicing, NCB discounts the cash flows through the lockout period. Cash flows beyond the lockout period are discounted only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

     The cost of loan-servicing rights, the excess servicing, and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. NCB evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives. Experience could differ from the estimates used by management. As a result actual amounts NCB ultimately realizes could differ from the esimates made by management.

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

Income Taxes

     The National Consumer Cooperative Bank Act Amendments of 1981 (P.L. 97-35) provide that, effective January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T, NCB issues its member-borrowers patronage refunds, which are tax deductible to NCB thereby reducing its taxable income. In 1995, it was determined that all income generated by NCB and its subsidiaries, with the exception of NCBSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income. Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

2.   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:

                                        1996          1995

Cash in bank                        $ 5,186,085   $ 6,121,646
Federal funds                         4,377,837     7,170,000
Overnight investments                 7,586,612     7,997,730

                                    $17,150,534   $21,289,376
3.   Investment Securities

     The composition of investment securities available for sale at December 31, is as follows:

                                         1996
                                   Gross      Gross
                      Amortized  Unrealized  Unrealized  Fair
                        Cost        Gains      Losses    Value

US Treasury and agency
 obligations         $17,119,960  $ 93,710   $  86,408 $17,127,262
Corporate bonds       10,975,813    68,635      23,667  11,020,781
Mutual funds           1,296,968      -          4,985   1,291,983
Money market           1,009,133      -        112,059     897,074

                     $30,401,874  $162,345   $ 227,119 $30,337,100

                                             1995
                                      Gross        Gross
                        Amortized   Unrealized   Unrealized   Fair
                          Cost        Gains        Losses     Value
US Treasury and agency
 obligations            $15,465,491  $195,375   $  46,896   $15,613,970
Corporate bonds          11,330,949   220,742       9,526    11,542,165
Mutual funds              1,084,707      -          3,013     1,081,694
Money market                960,374      -        102,644       857,730

                        $28,841,521  $416,117   $ 162,079   $29,095,559

                                             1994
                                       Gross       Gross
                        Amortized   Unrealized  Unrealized      Fair
                           Cost       Gains       Losses        Value

US Treasury and agency
 obligations            $15,349,852  $   35     $  819,592  $14,530,795
Corporate bonds          10,367,358   5,268        407,656    9,964,970
Mutual funds              1,566,704     -           56,785    1,509,919
Money market                901,254     -          143,351      757,903

                        $28,185,168  $5,803     $1,427,384  $26,763,587

     The maturities of investment securities available for sale at December 31, 1996 are as follows:

                                               Weighted
                                 Amortized      Average
                                   Cost         Yield      Fair Value

Within 1 year                  $ 4,986,041      6.59%     $ 4,870,655
After 1 year through 5 years    17,473,464      6.54       17,557,076
After 5 years through 10 years   4,466,682      5.99        4,457,783
After 10 years                   3,475,687      6.42        3,451,586

                               $30,401,874      6.42%     $30,337,100

The composition of investment securities held-to-maturity at December 31, is as follow:
                                                 1996
                                          Gross        Gross
                            Amortized   Unrealized   Unrealized      Fair
                             Cost         Gains        Losses        Value

Certificates of deposit   $  200,000    $   -        $   -         $  200,000
Mortgage-backed
 securities                2,746,425        -         652,131       2,094,294

                          $2,946,425    $   -        $652,131      $2,294,294


                                                1995
                                         Gross         Gross
                          Amortized    Unrealized    Unrealized      Fair
                            Cost         Gains         Losses        Value
Mortgage-backed
 securities              $2,720,956    $   -        $1,370,378     $1,350,578
Certificates of
 deposit                    398,000        -             -            398,000

                         $3,118,956    $   -        $1,370,378     $1,748,578

                                                 1994
                                          Gross        Gross
                          Amortized     Unrealized   Unrealized      Fair
                            Cost          Gains        Losses        Value
US Treasury and agency
 obligations             $2,466,000     $26,694      $    -        $2,492,694
Mortgage-backed
 securities               2,626,909        -          1,342,307     1,284,602
Certificates of
 deposits                 1,091,000        -              -         1.091,000

                         $6,183,909     $26,694      $1,342,307    $4,868,296

   The maturities of securities held-to-maturity at December 31, 1996 are as follows:

                                         Weighted
                         Amortized       Average        Fair
                           Cost           Yield         Value

     Within 1 year      $  200,000         5.5%     $  200,000
     After ten years     2,746,425         9.4       2,094,294

                        $2,946,425         9.1%     $2,294,294

     In 1996, NCB had no sales of securities available for sale.   In 1995 and
1994, securities available for sale totalling $4,459,219, and $14,100,000 were sold resulting in a loss of $73,938 and a gain of $12,463, respectively. There were no sales of securities classified as held-to-maturity during 1996, 1995,or 1994. NCB held callable investment securities with amortized costs of $6,824,483 and $4,998,919 at December 31, 1996 and 1995, respectively. The fair values of the callable securities are $6,950,818 and $5,116,900 in the same respective periods.

4.   Loan Servicing and Excess Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1996 and 1995 are $1,194,113,000 and $1,110,991,000 respectively.

     NCB has excess servicing substantially pertaining to blanket loans to cooperative housing corporations totalling $30,758,057 and $25,670,305 at December 31, 1996 and 1995, respectively, with fair values of $30,357,072 and $27,749,372 in the same respective periods.

5.   Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category at December 31 are as follows:

                                        1996             1995

Commercial loans
  Portfolio                        $337,717,275      $327,214,991
  Loans held for sale                 4,493,469           -
Real estate loans
  Construction                          154,400           428,201
  Residential                       204,104,191       208,48,534
  Loans held for sale               179,776,403        38,608,195
  Commercial                          8,742,343         9,361,090
Lease financing                      15,106,370        13,090,468

                                   $750,094,451      $597,190,479

  NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

                        Commercial Loans     Real Estate Loans

                          1996    1995        1996     1995
By Region
  Northeast             19.77%    25.3%       70.0%    62.8%
  South Atlantic          6.7     17.2         7.9      8.5
  Central                29.3     26.7        14.1     22.5
  West                   44.3     30.8         8.0      6.2

                         100.0%  100.0%      100.0%   100.0%

                                       Percentage of Total
                                        Loan Portfolio

                                        1996       1995
By Borrower Type
     Real estate
     Construction                         .1%        .1%
     Residential                        51.2       41.4
     Commercial                          1.2        1.6
 Commercial
     Food processing and distribution    8.9       13.1
     Financial services                  5.5       10.2
     Medical service and supplies        4.7        4.2
     Other                              26.4       27.1
 Lease Financing                         2.0        2.2

                                       100.0%     100.0%

  NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is located within New York City due to that city's extensive cooperative market. At December 31, 1996, $233,818,000 of real estate loans are located in New York. The collateral for almost all of the real estate loans consist of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

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

     The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows (amounts in thousands):


                           Carrying Amount    Estimated Fair Value

                            1996      1995       1996       1995
Commercial
  Fixed rate loans       $162,220  $156,434   $165,438    $161,309
  Adjustable rate loans   179,990   170,781    180,732     175,960
Real Estate
  Loans held for sale     179,776    38,608    181,243      40,317
  Portfolio-fixed rate     59,188    60,243     60,405      62,049
  Portfolio-adjustable    153,813   158,035    152,913     156,336
Lease financing            15,106    13,090     15,570      13,076

                         $750,094  $597,190   $756,301    $609,047


6.   Receivables Sold with Recourse

     At December 31, 1996 and 1995, restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold with balances totalling $37,300,000 and $92,623,000 in 1993 and 1992, respectively. At December 31, 1996 and 1995, the outstanding balances of the 1993 and 1992 recourse loan sales totalled $108,755,626 and $122,264,581.
These loans are primarily concentrated in New York. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans up to $8,348,703. To date NCB has not incurred any losses on these loan sales.

     In an unrelated 1993 transaction, NCB sold loans totalling $25,924,380 of which any losses on the subordinate tranche are repaid from a security held by NCB totalling $2,746,425 and $2,720,956 at December 31, 1996 and 1995,
respectively. At December 31, 1996 and 1995, the outstanding balances of the 1993 recourse loan sale were $19,013,777 and $21,382,078. These loans are primarily concentrated in New York. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans up to $2,746,425. NCB is prohibited from disposing of this security until all senior holders of the security have been repaid. To date NCB has not incurred any losses on these loan sales.

7.   Impaired Assets

     Loans that became impaired after January 1, 1994 totalled $3,878,357 and $2,450,255 at December 31, 1996 and 1995, respectively, and averaged $3,443,243 and $1,339,000 during the same respective periods. The nonaccrual loans totalled $2,829,221 and $1,740,794, at December 31, 1996 and 1995 respectively. The restructured loans totalled $1,049,136 and $709,461, at December 31, 1996 and 1995, respectively. Specific allowances of $1,535,000 and $248,000 have been set aside for these loans in 1996 and 1995, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1996 and 1995, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totalled $109,000 and $54,000 during 1996 and 1995, respectively.

     At December 31, 1996, there are no commitments to lend additional funds to borrowers whose loans are non-performing.

     At December 31, 1996 and 1995, NCB had real estate owned of $376,708 and $1,396,666, respectively, which are classified as other assets.

8.  Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses:

                                      1996        1995          1994
Balance at beginning of year     $14,554,240   $13,031,499   $12,309,359
Provision for loan losses          1,950,000     1,904,500       878,401
Charge-offs                       (1,137,229)     (699,014)     (319,592)
Recoveries of loans previously
  charged off                        137,499       317,255       163,331

Balance at end of year           $15,504,510   $14,554,240   $13,031,499

     The allowance for loan losses is 2.1%, and 2.5%, and 2.6% of loans and lease financings at December 31, 1996, 1995, and 1994, respectively.

9.   Transactions with Related Parties

     Section 103 of the Act, as amended, requires that twelve of the fifteen members of NCB's Board of Directors be elected by holders of Classes B and C Stock and that they have actual cooperative experience. NCB stock is, by law, owned only by borrowers and entities eligible to borrow. The election rules require that candidates for the Board of Directors have experience as a director or senior officer of a cooperative organization that currently holds Class B or Class C Stock. NCB has conflict of interest policies which require, among other things, that a board member be disassociated from decisions which pose a conflict of interest or the appearance of a conflict of interest. Loan requests from cooperatives with which members of the board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and conditions, as all other loan requests.

     In addition, NCB through its subsidiary, NCBSB, enters into transactions in the normal course of business with its directors, officers, and their family members.

     For the year ended December 31, 1996, loans to affiliated cooperatives, directors, officers, and their family members have the following outstanding balances:

                       January 1,                           December 31,
                         1996      Additions    Deductions     1996
Loans to affiliated
  cooperatives       $39,361,411  $31,295,737  $10,104,387   $60,552,761

Loans to directors,
  officers, and
  family members       1,310,325      199,572      586,677       923,220
                     $40,671,736  $31,495,309  $10,691,064   $61,475,981

Percent of loans
  outstanding                6.8%                                    8.3%

     During 1996, 1995, and 1994, NCB recorded interest income of $3,216,776, $2,957,590, and $2,675,104, respectively, on loans to related parties.

     Included in the analysis of loans outstanding to affiliated cooperatives as of December 31, 1996, is a $50 million loan to the Co-operative Central Bank. This loan is serviced by NCB Mortgage Corporation and is 80% participated to outside banks without recourse to NCB. NCB has adequately reserved for the $10 million exposure associated with the 20% share it retained. At December 31, 1996 $5 million of the loan is outstanding. The loan is secured by US Government guaranteed obligations equal to 110% of the outstanding balance. The Co-operative Central Bank is an organization with which an NCB director serves as the chief executive officer.

     Certain NCB affiliates, and certain directors and officers of NCB and NCBSB, have deposits with NCBSB. Such deposits, aggregated $1,092,299 and $3,774,723 as of December 31, 1996 and 1995, respectively.

     During 1996 and 1995, NCB extended a $10 million letter of credit to NCBRFC. The letter of credit provides a credit enhancement in the event of loss on loans sold by NCBRFC and securitized by a third party. NCB has risk of loss equal to the amount of funds drawn on the letter of credit. At December 31, 1996 and 1995, no amounts were drawn on the letter of credit.

10.  Premises and Equipment

     Premises and equipment as of December 31 consist of the following:

                               1996         1995
Furniture and equipment     $3,366,620   $2,617,598
Leasehold improvements       1,128,359    1,550,812
Other                        2,196,400    1,493,722
                             6,691,379    5,662,132
Less: Accumulated depreciation
     and amortization       (4,434,017)  (3,765,353)

                            $2,257,362   $1,896,779

11.  Leases

     NCB leases its headquarters in Washington, D.C. through April 1, 2002. NCB also leases premises for its regional offices with expiration dates between January 31, 1995 to January 6, 1999. These leases are all non-cancelable operating leases.

     Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1996 are as follows:

        1997                $1,587,975
        1998                 1,531,223
        1999                 1,366,016
        2000                 1,268,352
        2001                 1,268,352
        2002                   317,088
                            $7,339,006

     Rental expense on premises and office equipment in 1996, 1995, and 1994 is $1,686,788, $1,744,329, and $1,677,412, respectively.

     During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1996 and 1995, the unamortized lease incentive is $1,092,627 and $1,296,632, respectively.

12.  Deposits

     Deposits as of December 31 are summarized as follows:

                                1996                 1995
                                     Weighted             Weighted
                                      Average              Average
                          Balance      Rate     Balance     Rate

Balances by type
 Passbook accounts      $ 5,647,482    2.71%   $ 7,217,986  3.00%
 Money market demand
  and NOW accounts       18,260,850    2.24     11,211,690  2.50
 Fixed-rate certificates
  Less than $100,000     42,122,451    5.93     42,008,489  6.04
  $100,000 or greater    22,589,219    5.28     17,662,008  5.60

                        $88,620,002    4.80%   $78,100,173  5.15%


The remaining contractual maturity of certificate accounts at December 31, 1996 is as follows:

                          Less than       $100,000
                          $100,000       or greater    Total

  three months or less  $ 7,743,384     $ 9,013,199  $16,756,583
  three to six months     8,034,369       4,409,139   12,443,508
  six to twelve months   15,579,570       6,405,191   21,984,761
  twelve months or
   longer                10,765,129       2,761,690   13,526,819

                        $42,122,451     $22,589,219  $64,711,671


     The estimated fair value of deposits is $88,211,000, and $77,224,000 at December 31, 1996 and 1995, respectively.

13.  Short-Term Borrowings

Revolving credit facilities

     NCB has $251 million of revolving lines of credit, $120 million of which are committed until May 28, 1999 and $80 million committed until May 28, 1997. The remaining balance of $51 million is uncommitted at December 31, 1996.

     Interest expense from borrowings under the revolving line of credit facilities is $6,671,725, $5,004,701, and $1,875,744 in 1996, 1995, and 1994,
respectively. The following is a summary of the borrowings under the facilities for the years ended December 31:

                                   1996            1995

Borrowings outstanding
  at December 31              $218,000,000     $128,000,000
Unfunded capacity
  at December 31                33,000,000      128,000,000
Average line of credit
  borrowings outstanding
  during the year              120,576,776       77,704,284
Maximum borrowings
  during the year              218,000,000      186,000,000
Weighted average borrowing
  rate
  During the year                     5.9%             6.4%
  At December 31                      6.6%             6.3%


     Borrowing rates under the revolving credit facility are indexed off the prime rate, federal funds rate, certificate of deposit rates or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 1996, commitment fees for the line of credit are .20% on $120 million and .125% on $80 million. Total commitment fees paid for revolving credit facilities were $340,000 in both 1996 and 1995, and $458,335 in 1994. All borrowings under the facility which are outstanding at expiration of the facility are due at that time.

     NCB is required under these revolving lines of credit agreements to maintain $25 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $307 million (defined as total members' equity plus subordinated debt). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

Other Short-term Debt

     In an effort to reduce NCB's cost of funds, NCB developed a program under which it makes short-term borrowings from certain of its customers. At December 31, 1996 and 1995, the short-term borrowings outstanding totalled $6.5 million and $4.5 million, respectively. During 1996 and 1995, NCB also entered into a series of reverse repurchase agreements. The average balances of reverse repurchase agreements outstanding during 1996 and 1995 were $9,288,258 and $19,471,431 and the maximum borrowings during 1996 and 1995 were $13,523,500 and $13,129,550, respectively. The weighted average rates on the reverse repurchase agreements during 1996 and 1995 were 5.65% and 6.25%. There were no reverse repurchase agreements outstanding at December 31, 1996 and 1995.

Estimated fair value

     The carrying amounts and respective estimated fair values of short-term borrowings at December 31, 1996 and 1995 are as follows (amounts in thousands):

                           Carrying Amount     Estimated Fair Value

                           1996      1995        1996         1995

Line of credit           $218,000  $128,000    $218,000    $128,018
Other                       6,500     4,500       6,500       4,504

                         $224,500  $132,500    $224,500    $132,522

14.  Long-term Debt

     The following is a schedule of outstanding long-term debt at December 31, 1996:

                  Amount      Rate       Maturity

               $ 47,129,905   8.25%       1997
                 48,005,903   7.45        1998
                 20,077,861   5.92        1999
                 31,923,408   8.51        2000
                 55,000,000   6.90        2001 and thereafter

               $202,137,077

     NCB has entered into various agreements for extension of credit with third parties. NCB had an agreement for a $50 million extension of credit, which $20 million was unused, with a major insurance company which expired on December 31, 1996. NCB is executing a new contract with the same third party. The contract provides NCB with the option to borrow up to $30 million for as long as seven years. The commitment would extend two years from the date of the signed contract. The majority of the long-term debt has semi-annual invest with principal payments due on a 30/360 basis.

     NCB is required under these lending agreements to, among other things, maintain $25 million of cash, cash equivalents and investments and have an effective net worth of not less than $307 million (defined as total members' equity plus subordinated debt. NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

     The carrying amounts of long-term debt at December 31, 1996 and 1995 are $202,137,007 and $154,688,045, respectively and the fair values of the long-term debt are $204,824,000 and $158,682,000 in the same respective periods.

     NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $101 million. The effect of the agreements is to convert $101 million of the long-term debt from a weighted average fixed rate of 7.49% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the three and six month LIBOR rates plus a spread and reprice at different times thoughout the year. At December 31, 1996 the three and six month LIBOR were 5.56% and 5.60% , respectively. These agreements expire as follows:

                                           Maturity      LIBOR
                        Amount               Date        Index

                      $ 38,000,000           1997      Six month
                        13,000,000           1998      Six month
                        20,000,000           1999      Three month
                        30,000,000           2001      Six month

                      $101,000,000

15.  Subordinated Debt

     On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury in the amount of $184,270,000 as provided in the Act, as amended, in full redemption of the Class A Preferred Stock previously owned by the Government. The notes and all related payments are subordinated to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on subordinated debt.

     The notes require that proceeds from the sale of Classes B and C Stock be applied annually toward the repayment of the notes. In 1996 and 1995, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay these notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100 million. The remaining $80 million would be obtained through the issuance of preferred stock or subordinated debt. NCB had designated investments totalling $3 million plus accrued interest at December 31, 1996 and 1995.

     The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

    The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, net of hedge gains, and respective estimated fair values of the subordinated debt at December 31, 1996 (in thousands):

                                                    Next     Carrying   Estimated
        Index            Rate            Repricing Date       Amount    Fair Value
91-day  Treasury rate    5.04%           January 1, 1997     $ 53,553  $ 53,437
 3-year Treasury rate    6.28            October 1, 1999       36,854    37,847
 5-year Treasury rate    6.01            October 1, 2000       55,281    56,593
10-year Treasury rate    8.82            October 1, 2000       36,854    40,866

                                                             $182,542  $188,743

    In addition to the $101 million of interest rate swaps on the long-term debt, NCB has entered into a series of interest rate swap agreements which have the effect of converting the subordinated debt from a fixed rate of 7.8% to a floating rate based on LIBOR.

    The interest rate swap agreements are tied to the one, three and six month LIBOR rates and reprice at different times throughout the year. At December 31, 1996, the one, three and six month LIBOR rates were 5.50%, 5.56% and 5.60%, respectively. The agreements, which debt expire in the year 2000, are described below:

                Debt                       LIBOR
               Swapped      Amount         Index

              five year   $30,000,000     six months
              ten year     10,000,000     six months
              ten year     10,000,000     three months
              ten year     10,000,000     one month

                          $60,000,000

16.  Common Stock and Members' Equity

     NCB's common stock consists of Class B Stock owned by its borrowers, Class C Stock owned by cooperatives eligible to borrow from NCB, and Class D non-voting Stock owned by others.

                              1996                            1995
                   Class B   Class C    Class D     Class B   Class C   Class D
Par value per
 share             $    100  $    100   $    100    $    100  $    100  $    100
Shares authorized   800,000   300,000    100,000     800,000   300,000   100,000
Shares issued and
  outstanding       786,004   217,516          3     723,498   217,312         3

The changes in each class of common stock are described below:

                             Class B       Class C       Class D  Total
Balance, January 1, 1993     $59,671,095   $20,573,753   $300     $ 80,245,148
Proceeds from issuance
 of common stock                  10,000           200     -            10,200
 Cancellation and
 redemption of common
 stock                          (330,841)       -          -          (330,841)
Conversion of allocated
 surplus to common stock       8,556,927     4,270,672     -        12,827,599
1994 patronage dividends         (84,110)       -          -           (84,110)

Balance, December 31, 1994    67,823,071    24,844,625    300       92,667,996
Cancellation and redemption
 of common stock              (1,135,617)   (2,408,962)    -        (3,544,579)
1994 patronage dividend
 distributed in common
 stock                         4,746,618       211,185     -         4,957,803
Reclassification of
 stock surplus                   915,682      (915,682)    -            -

Balance, December 31,
 1995                         72,349,754    21,731,166    300       94,081,220
Proceeds from issuance
 of common stock                  -              1,000     -             1,000
Cancellation and
 redemption of common
 stock                          (468,024)     (190,460)    -          (658,484)
1995 patronage dividend
 distributed in common
stock                          6,718,686       209,878     -         6,928,564

Balance,December 31,
 1996                        $78,600,416   $21,751,584  $ 300     $100,352,300

    Members' equity includes the three classes of common stock, and allocated and unallocated retained earnings. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated for patronage dividend distribution.

17.  Regulatory Capital and Retained Earnings of NCBSB

    In connection with the insurance of savings accounts, NCBSB is required to maintain minimum amounts of regulatory capital. If the savings bank fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), the savings bank, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

    NCBSB's capital exceeds the minimum capital requirements at December 31, 1996. The following table summarizes the NCBSB's capital at December 31, 1996:

                                                                        To Be Well Capitalized
                                                    For Capital        Under Prompt Corrective
                                   Actual        Adequacy   Purposes     Action Provisions
                              Amount     Ratio   Amount     Ratio        Amount      Ratio
As of December 31, 1996:
  Total capital
  (to risk weighted assets) $9,600,000  17.52%  $4,384,000   8.0%      $5,480,000    10.0%
Tier I capital
  (to risk weighted assets)  8,863,000  16.17    1,644,000   3.0        3,288,000     6.0
Tier I capital
  (to adjusted assets)       8,863,000   9.04    2,942,000   3.0        4,903,000     5.0

As of December 31, 1995:
Total capital
  (to risk weighted assets)  9,037,000  19.91    3,630,000   8.0        4,538,000    10.0
Tier I capital
  (to risk weighted assets   8,943,000  19.71    1,361,000   3.0        2,723,000     6.0
Tier I capital
  (to adjusted assets)       8,943,000  10.18    2,634,000   3.0        4,391,000     5.0

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

     The Office of Thrift Supervision regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1996, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

18.  Employee Benefits

     Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 1996, 1995, and 1994 is $362,621, $329,471, and $322,065, respectively.

     NCB maintains an employee thrift plan organized under IRS Code Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 1996, 1995, and 1994 are $278,720 ,$275,457, and $251,600,
respectively.

19.  Income Taxes

     Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax. In September 1994, NCB converted $12,844,968 of allocated surplus to common stock. In 1997, NCB anticipates that it will declare a patronage dividend for 1996 of $10,492,000. The anticipated cash portion of the patronage dividend in 1997 of 1996 earnings is shown as dividends payable. The anticipated stock portion of the patronage dividend in 1997 of 1996 earnings has been added to allocated retained earnings at December 31, 1996. Patrons of NCB receiving such patronage dividends consent to include them in their income.

      The provision for income taxes consists of the following:

                                  Year Ended December 31,
                                1996       1995       1994
Current tax expense
     Federal                $674,728    $665,429   $ 602,358
     State and local         148,054      19,184       -

     Total current           822,782     684,613     602,358
Deferred tax (expense) benefit
     Federal                 (25,868)    (14,858)      6,242
     State and local            -        107,928     (24,070)

     Total deferred          (25,868)     93,070     (17,828)

Total provision             $796,914    $777,683   $ 584,530


     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:


                                 Year Ended December 31,

                               1996         1995         1994
Statutory U.S. tax rate     $4,242,158   $4,510,339   $3,216,873
Patronage dividends         (3,567,430)  (3,844,910)  (2,401,410)
State and local taxes          148,054      127,112     (169,428)
Other                          (25,868)     (14,858)     (61,505)

Income tax provision        $  796,914   $  777,683   $  584,530


     Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 1996 and 1995:

                                           1996         1995

Deferred commitment fees                $129,067      $103,742
Allowance for loan losses                280,185       279,017
Other                                     96,455        77,400

Gross deferred tax assets                505,707       460,159

Loan bad debt expense                    (56,342)      (52,867)
Federal Home Loan Bank stock dividends   (48,697)      (32,239)
Other                                    (14,412)       (8,707)

Gross deferred tax liabilities          (119,451)      (93,814)

Net deferred tax asset                  $386,256      $366,345


20.  Income Available for Dividends on Stock

     Under an existing long-term debt agreement, the aggregate amount of cash dividends on Class C or Class D Stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 2% of NCB's taxable income for such calendar year.

     Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C Stock at a rate greater than the statutory interest rate payable on subordinated Class A notes. Those rates for 1996, 1995, and 1994 are 6.1%, 6.7% and 6.3%, respectively. Consequently, the amounts available for payment on the Class C Stock for 1996, 1995, and 1994 are $1,326,847, $1,455,988 and $1,552,789, respectively. In addition, under the
Act and its bylaws, NCB may not pay dividends on its Class B stock.

21.  Financial Instruments with Off-Balance Sheet Risk

     NCB's policy is to prohibit the use of derivative financial instruments for any purpose other than managing interest rate risk. NCB is a party to financial instruments with off-balance sheet risk. NCB uses such instruments in the normal course of business to reduce its own exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit, standby letters of credit, interest rate swaps, forward commitments to sell loans and financial futures contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement, but not exposure, that NCB has in particular classes of financial instruments.

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

     The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows (amounts in thousands):

                                         Contract or            Estimated
                                         Notional Amounts       Fair Value
                                         1996      1995        1996    1995
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit         $184,625  $149,190     $  435   $516
  Standby letters of credit             100,845    69,847      1,157    753

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

   Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $3,721,908, representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

   Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/ sells these contracts to hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. Gains and losses from these contracts are deferred until the time of disposition of the asset or liability.

   NCBSB and NCB enter into forward commitments to sell a portion of their production of loans to Federal National Mortgage Association and Residential Funding Corporation. The market value of forward commitments is considered in the lower of cost or market valuation of the loan portfolio held for sale.

   NCB purchases or sells caps, floors, and collars at the request of its customers in the normal course of business. Caps, floors, and collars are option-like contracts that provide the holder with benefits of favorable movements in the price of an underlying asset or index with limited or no exposure to losses from unfavorable price movements, generally in return for a premium paid at inception by the holder to the issuer. NCB offsets its risks associated with providing these products to its customers by executing offsetting positions with other counterparties.

   In 1993, NCB entered into a transaction to sell an interest rate cap in the normal course of business. At December 31, 1996 and 1995, the notional amount of NCB's interest rate cap totalled $833,000 and $1,633,333, respectively.
The fair value of the outstanding cap was $1,263 at December 31, 1996. NCB purchased an offsetting position in February 1994, with a start date of February 1, 1996. Entering into an interest rate cap transaction involves the risk of default by counter-parties. The amount potentially subject to credit risk is significantly smaller than the notional amount of the cap.

   The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows:
(amounts in thousands):

                                    Contract or                       Fair
                                    Notional   Amounts    Estimated   Value
                                      1996      1995        1996      1995
Financial instruments whose
  notional or contract amounts
  exceed the amount of
  credit risk:

      Financial futures
      contracts                     167,200     53,400    170,421     51,388
      Interest rate swap
      agreements
          In a net receivable
          position                  161,000    141,000    164,722    149,438
          In a net payable
          position                 (161,000)  (141,000)  (161,000)  (141,005)

     At December 31, 1996 and 1995, NCB had deferred gains and (losses) outstanding on financial futures contracts totalling $15,313 and ($1,347,082), and $1,075,816 and ($510,459), respectively, which are classified as loans available for sale.

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

     Long-term debt - The fair value of long-term debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

     Subordinated debt - The fair value of subordinate debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

     Interest rate swap agreements - The fair value of interest rate swaps
(used for interest-rate risk management purposes) is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     Financial Futures and Forward contracts - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 1996 and 1995. The fair value of Forward contracts are based on current market prices for similar contracts.

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

     The estimated fair value of the Bank's financial instruments as of December 31, 1996 and 1995 are as follows (dollars in thousands):


(in thousands)                                 1996                          1995
Financial Asset                   Carrying Amount Fair Value    Carrying Amount Fair Value
 Cash and cash equivalents        $ 17,150        $ 17,150      $ 29,096        $ 21,289
 Investments
          Available for sale        30,337          30,337        28,842          29,096
    Held-to-maturity                 2,946           2,294         3,119           1,749
 Excess servicing                   30,758          30,357        25,670          27,749
 Loans and lease financing         750,094         756,301       597,190         609,047

Financial Liabilities:
 Deposits                           88,620          88,211        78,100          77,224
  Short-term and other borrowings  224,500         224,500       132,500         132,522
  Long-term debt                   202,137         204,824       154,688         158,682
  Subordinated debt                182,853         188,743       183,014         188,585

Off-Balance Sheet Financial
Instruments:
  Interest rate swap agreements
  In a net receivable position     161,000         164,722       141,000         149,438
  In a net payable position       (161,000)       (161,000)     (141,000)       (141,005)
  Financial futures and
    forward commitments            167,200         170,421        53,400         51,388
  Commitments to extend credit     184,625             435       149,190            516
  Standby letters of credit        100,845           1,157        69,847            753

23.  New Accounting Standards

     In June, 1996, the FASB issued SFAS No.125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. " The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurment of asset servicing contracts and on debt extinguishments. As issued, SFAS No.125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No.125 issued by the FASB in December, 1996, certain provisions of SFAS NO.125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on NCB.

24.  Subsequent Events

     On January 31, 1997, NCB entered into a separate agreement with an existing banking relationship, to borrow up to $40 million through a revolving line of credit facility. The funds are committed until May 28, 1997. To date, no funds have been disbursed from the line.

     In January, 1997 NCB obtained approval to issue up to $100 million in debt as part of a medium term note program. The terms of the notes under this program can range from nine months to 30 years and the rates are to the treasury note rates with similar terms.

     On February 28, 1997, NCB issued $25 million in five year debt as part of the medium term note program approved in December, 1996. NCB sold approximately $75 million in whole loans, servicingretained, to and unrelated third party generating a net gain of approximately $1.2 million which will be included in non-interest income in the 1997 first quarter financial statements. In two other related transcations, NCB sold loans totalling approximately $4 million and $13 million in January and February, 1997, respectively.


           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of NCB and the positions held by each are as follows:
                                                   Year First   End of
                        Position                   Appointed    Term     Age

Thomas D. Henrion       Chairman of the Board of
                        Directors and Director       1991       1997     53

Charles E. Snyder       President and Chief
                        Executive Officer            1983         -      43

Leo H. Barlow           Director                     1993       1999     44

Harry J. Bowie          Director                     1991       1998     61

James L. Burns, Jr.     Director                     1996       1999     58

Joseph Cabral           Director                     1995       1998     48

Terry Lewis             Director                     1991       1997     49

Marilyn J. McQuaide     Director                     1996       1999     47

Alfred A. Plamann       Vice Chairman of the Board
                        of Directors and Director    1995       1998     54

Mary Ann Rothman        Director                     1993       1999     54

Anthony J. Scallon      Director                     1995       1998     51

Sheila A. Smith         Director                     1995       1998     51

Wally Smith             Director                     1990       1997     49

Dr. Robert L. Thompson  Director                     1989       1997     62

                                                  Year First   End of
                        Position                  Appointed    Term     Age

Caroline Blakely        Managing Director, Chief
                        Marketing Officer
                        President, NCB Mortgage
                        Corporation
                        President and Director,
                        NCB 1, Inc.
                        President and Director,
                        NCB Insurance Brokers,
                        Inc.                         1992        -       42

Charles H. Hackman      Managing Director, Chief
                        Credit Officer
                        President,
                        NCB Financial Corporation
                        Vice President and Director,
                        NCB Savings Bank, FSB
                        Vice President and Director,
                        NCB Insurance Brokers,
                        Inc.                         1984       -        52

Mark W. Hiltz           Managing Director, Chief
                        Credit Risk Officer          1982       -        49

Kenneth A. Payton       President, NCB Savings
                        Bank, FSB                    1994       -        63

Richard L. Reed         Managing Director, Chief
                        Financial Officer
                        Treasurer, NCB Mortgage
                        Corporation
                        Vice President and Director,
                        NCB Savings Bank, FSB
                        Vice President, Treasurer and
                        Director, NCB Investment
                        Advisers, Inc.
                        Treasurer, NCB Retail
                        Finance Corporation          1985       -        38



Nominees For Directorships

 David A. Cox
 Kirby J. Erickson
 David I. Ferber
 Jackie Jenkins-Scott
 Susan Kargman
 Edward Yaker
 Peter C. Young
 Thomas K. Zaucha

    Thomas D. Henrion has been President and Chief Operating Officer of KFC National Purchasing Cooperative, Inc. d/b/a FoodService Purchsing Cooperative, Louisville, Kentucky since 1980. He also serves as President and Chief Executive Officer of KFC Mutual Insurance Company, Ltd., Hamilton, Bermuda.

    Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB since 1983 to December 1991.

    Leo H. Barlow has been President & Chief Executive Officer of Sealaska Corporation since August 1, 1992. Previously, he was President & Chief Executive Officer of Sealaska Timber Corporation.

    Harry J. Bowie has been the President and Chief Executive Officer of Delta Foundation, Inc. a community development corporation located in Greenville, Mississippi since 1986. He has also served as a Director of the Southern Regional Council located in Atlanta and the Housing Assistance Council located in Washington, D.C.

    James L. Burns, Jr. has been the President and Chief Executive Officer of The Co-operative Central Bank since 1972. He also has been the President and Chief Executive Officer of Co-operative Investment Fund since 1984. In addition, he has served as a consultant to the Australian government and the Australian and New Zealand banking industry.

    Joseph Cabral has been the President and Chairman of the Board of Chatsworth Products, Inc. since its inception in June 1991. He also serves as President of the California chapter of the ESOP Association and a member of the Executive Board of the ESOP Association State/Regional Council. Prior to June 1991, he was associated with Arthur Andersen & Co.

    Terry Lewis has been practicing law in Michigan since 1982. She was also the President of the National Association of Housing Cooperatives (NAHC) from 1987 to October 1995. Since November 1995, she has chaired the legislation and government relation's committee of NAHC.

    Marilyn J. McQuaide has been Senior Vice President and Senior Operations Officer of Vermont National Bank since 1989. She was a Vice President and also served on the board of Northeast Cooperatives.

    Alfred A. Plamann has been the President and Chief Executive Officer of Certified Grocers of California, Ltd. since 1994. He was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the Board of Directors of several of the cooperative's subsidiaries. Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer's Association (CGA), and has been a member of the Industry Relations Committee of the Food Marketing Institute (FMI).

    Mary Ann Rothman has been Executive Director of the Council of New York Cooperatives since 1980. She also serves on the executive committee of the National Association of Housing Cooperatives and is Vice Chairman of the NCBDC's Board of Directors.

    Anthony J. Scallon has been Chairman of the Board of Directors, Federal Home Loan Bank of Des Moines since 1994. He is also a Vocational Coordinator, Independent School District # 197, West St. Paul, Minnesota from 1994 to present time. He was elected as Minneapolis City Council Member in 1979 and served until 1993.

    Sheila A. Smith has been President and Chief Operating Officer of Advanced Rubber Concept Inc., (ARC) since 1979. In addition to her position at ARC, she is also President of GRC Industries and Vice President of TQS Group Inc.

    Wally Smith has been President and Chief Executive Officer and member of the Board of Directors of Recreational Equipment, Inc., Seattle, Washington since 1983. He also serves as Chairman of the Board of Independent Colleges of Washington.

    Dr. Robert L. Thompson has been President and Chief Executive Officer of Winrock International since July, 1993. Previously, he was Dean of Agriculture, Purdue University from 1987 to 1993.

    Caroline E. Blakely is a Managing Director, Chief Marketing Officer with NCB. She was formerly a Corporate Vice President, Real Estate Division in 1994, a Senior Vice President from 1993 to 1994 and a Vice President from 1992 to 1993. Previously, she was a shareholder and attorney in Fields and Director, PC with a practice in corporate and real estate law from 1991 to 1992. She was also a shareholder and attorney with Golden Freda & Schraub, PC with a practice in corporate and real estate law from 1985 to 1991.

    Charles H. Hackman is a Managing Director, Chief Credit Officer with NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, and President of NCB Financial Corporation since its inception in 1988. Previously, he was Vice President, Credit Administration of Equitable Bank, N.A., Baltimore.

    Mark W. Hiltz is a Managing Director, Chief Risk Officer with NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1996 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

    Kenneth A. Payton was named President and Chief Executive Officer of NCB Savings Bank, FSB in 1994. Previously, he was the President and CEO of Citizens Savings Bank Co. from 1992 to 1994. He has served in various executive capacities at Fifth Third Bank from 1986 to 1992 before being promoted to President and CEO of Fifth Third Trust Co. and Savings Bank, FSB, Florida from 1991 to 1992.

    Richard L. Reed is a Managing Director, Chief Financial Officer with NCB. He was was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.


Nominees for Directorships


    David L. Cox has been President of 718 Apartments, Inc. since April, 1996. Prior to that he was its Treasurer and a Board Member for three years.

    Kirby J. Erickson has been the Executive Vice President of Group Health Inc.(GHI)/HealthPartners, Inc. since 1992. He also had served in various capacities since 1965 at Aetna Health Plans, United Health Care, Inc., Fairview Community Hospitals and Fairview Southdale Hospital.

    David I. Ferber is presently a Council Member of The Council, Village Community School. He previously served for several years as its Treasurer and member of the governing board. He is also the President and a member of the Board of Directors of 40 Fifth Avenue Corporation for the last 15 and 16 years, respectively.

    Jackie Jenkins-Scott is currently a Board Member of NCB Development Corporation. She also has been the President and Chief Executive Officer of the New England Hospital d/b/a Dimock Community Health Center for the past 14 years. Prior to her position with Dimock, she served as Director of the Roxbury Court Clinic and held several positions with the Commonwealth of Massachusetts, Department of Public Health from 1973 to 1977. She has been a Board Member of Massachusetts League of Community Health Centers and a member of the National Association of Community Health Centers, Inc.

    Susan Kargman is a Vice President at Citibank, N.A. where she has been focusing in the housing/real estate lending area for the past 25 years. She also served as President, Treasurer and Board Member of 74 Fifth Avenue Owners Corp. from 1982 to 1994 and as Treasurer at 13th Street Owners, Inc. from 1978 to 1980.

    Edward Yaker has been President and Chairman of the Board of Amalgamated Housing Corporation for the past 12 years and a Member of its board for 19 years. Currently, he is also a Board Member of the National Association of Housing Cooperatives. He was also a Co-Chairman for 5 years and a representative for 19 years of the Coordinating Council of Cooperatives and served as Secretary, Secretary-Treasurer and Board Member of Coordinated Housing Services, Inc.

    Peter C. Young has been the Executive Director of Area Cooperative Educational Services for almost 26 years. Currently, he is a member of the Board of Trustees and the Finance Committee of CT Hospital Association/Workers Compensation Trust. He is also the Fiscal Agent (Treasurer) and was a member of the Governing Board of the American Association of Educational Service Agencies.

    Thomas K. Zaucha has been the President and Chief Executive Officer of the National Grocers Association (NGA) since 1982. He served as President and Chief Executive Officer of the Grocers Fixtures & Equipment Company from 1978 to 1982 prior to its merger with NGA. He is also currently serving as Board Member of NCB Retail Finance Corporation and Cooperative Development Foundation.

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

    The Executive Committee is responsible for exercising all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interest of NCB. It also reviews and recommends CEO's annual compensation and benefit plans, authorizes contracts in excess of $100,000, recommends to the board rules and procedures governing the board, reviews and recommends policies or actions not within the authority of any other committee, serves as the appeal authority for loan turn-down, recommends to the board appointment of representatives to other boards where NCB is entitled to such representation and approves exceptions to policies not within the authority of another committee. The members of the committee are Leo H. Barlow, Harry J. Bowie, Thomas D. Henrion(Chair), Terry Lewis, Alfred A. Plamann, Wally Smith and Robert L.Thompson.

    The Loan and Business Development Committee is responsible for providing policy to management and for monitoring the lending, fee for service and business development efforts of NCB and its subsidiaries, consistent with the board's approved strategic plan. The members of the committee are Harry J. Bowie, James L. Burns, Jr., Terry Lewis, Mary Ann Rothman, Anthony J. Scallon and Wally Smith(Chair).

    The Finance Committee is responsible for monitoring NCB's financial planning, budgeting process, asset liability management and funding strategies for the Bank. The members of the committee are Leo H. Barlow, Joseph
Cabral, Alfred A. Plamann, Marilyn J. McQuaide, Thomas D. Henrion, Sheila A. Smith and Robert L. Thompson(Chair).

    The Audit Committee is responsible for assisting the Board of Directors in fulfilling its statutory and fiduciary responsibilities for NCB and its subsidiaries and affiliate by overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB and its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the Committee are Leo H. Barlow(Chair), Joseph Cabral, Alfred A. Plamann, Marilyn J. McQuiade, Anthony
J. Scallon and Robert L. Thompson.

    The Low Income Policy Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways NCB can increase low income lending. The members of the committee are Harry
J.  Bowie(Chair), Terry Lewis, Mary Ann Rothman and Sheila Smith.

    The Strategic Planning Committee monitors and reviews all NCB related entities' planning activities delegated to them by the board. The members of the committee are the full Board of Directors.

    The Nominating Committee annually oversees the election for NCB directors. The committee also periodically drafts election rules on behalf of the Board of Directors. The committee consists of those members of the Board whose terms are not expiring during the current year.

                       ITEM 11.  EXECUTIVE COMPENSATION
                         COMPENSATION OF THE OFFICERS

The following table sets forth the compensation during the three fiscal years of NCB's Chief Executive Officer and its four other most highly compensated executive officers.
                                                                 All Other
                                     AnnualCompensation        Compensation
(a)                      (b)         (c)             (d)            (e)
Name and
Principal Position        Year      Salary          Bonus
Charles E. Snyder,        1996      $295,000        $96,670      $19,380
President & CEO           1995       275,534         86,450       19,320
                          1994       260,000         64,530       23,264

Charles H. Hackman,       1996       182,664         63,591       19,380
Managing Director, Chief  1995       175,147         52,920       19,320
Credit Officer            1994       168,000         51,180       21,345

Caroline Blakely,         1996       170,627         53,375       19,267
Managing Director, Chief  1995       138,130         44,750       17,669
Marketing Officer         1994       108,531         58,800       13,796

Mark Hiltz,               1996       137,505         45,719       15,520
Managing Director, Chief  1995       124,147         20,400        8,481
Risk Officer              1994       103,995         25,381        8,872

Richard L. Reed,          1996       117,500         36,575       15,010
Managing Director, Chief  1995       102,918         20,000       13,148
Financial Officer         1994        93,753         16,650       11,977

* The "All Other Compensation" reported for 1996 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

                 Retirement Plan Matching 401(k)     Term Insurance
                 Contribution    Contribution         Premiums

Mr. Snyder          $9,000        $9,000             $1,380
Mr. Hackman          9,000         9,000              1,380
Ms. Blakely          9,000         9,000              1,267
Mr. Hiltz            8,199         6,188              1,143
Mr. Reed             7,050         7,050                911

COMPENSATION OF THE BOARD

    Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 1996 to $471.88 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $7,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses.
The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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

    The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1996.

                              Class B Stock        Class C Stock
Name and Addresses of       No. of     Percent   No. of    Percent
Shareholders                Shares    of Class   Shares      of Class

Co-operative Central
 Bank                     30,500.00    3.88%    28,104.63     12.92%
265 Franklin Street
Boston, MA.  92110

Greenbelt Homes Inc       14,424.28    1.84%    29,423.71     13.53%
Hamilton Place
Greenbelt, MD.  20770

Group Health, Inc (1)     11,380.00    1.45%    14,249.60      6.55%
2829 Univ. Ave., S.E.
Minneapolis, MN  55414


(1) Included in the above are 2,622.03 shares and 2,769.48 shares of Class B and C stock,respectively, held of record by Central Minnesota Group Health Plan which is affiliated to GHI.

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

National Cooperative Bank
                                              Largest                 Interest
                                              Balance    Balance as   Rate as
                                                in          of           of
                     Related Party             1996      12/31/96     12/31/96

Leo H. Barlow        Sealaska Timber Corp    11,960,188  7,953,690     9.18%
                     Sealaska Corp            1,963,878  1,519,226     8.90%
                     Sealaska Corp              200,000    200,000     5.16%

Joseph  Cabral       Chatsworth Products      1,000,000          0
                     Chatsworth Products        556,600    325,200     8.56%
                     Chatsworth Products      1,294,453    411,714     8.56%
                     Chatsworth Products        698,178    616,724     8.56%
                     Chatsworth Products      2,950,000  2,941,667     8.56%

Thomas D. Henrion    KFC National
                     Purchasng Coop           3,000,000          0
                     Kazi HFP                 1,100,000  1,075,556     7.31%
                     Kazi/NJ                    550,000    550,000     7.31%
                     Best Mexican Food, Inc.    350,000    332,240     8.31%
                     Quality Foods, Inc.        400,000    380,000     8.31%
                     Italian American Foods     250,000     225,00     8.31%
                     KFC/Cerritos               350,000    345,833     8.56%
                     Dinsmoor Mini Mart         354,930    354,930    10.31%
                     Tollgate Foods, Inc.       300,000    296,429     8.63%
                     Siegel Food Services       250,000    250,000     8.06%
                     Ross Point KFC, Inc.       275,000    271,726    11.68%
                     Development Diversified
                     Corp                     1,450,000  1,385,556     8.50%
                     Marvin L & Phyllis
                     White                    1,100,000  1,079,117     8.50%
                     E.A.P. Management Corp     160,000    136,000     8.20%
                     Karbach                    580,000    580,000     8.38%

Alfred A. Plamann    Grocers Cap Revolver     1,250,000  1,250,000     8.50%
                     Grocers Cap Revolver       500,000    500,000     6.75%
                     Mollie Stone             6,200,000  6,200,000     9.25%
                     K.V. Mart                  785,069    785,096     9.25%
                     Park and Shop Market     2,403,664  2,363,603     8.84%
                     Park and Shop Market     3,300,000  2,915,000     8.74%
                     Superior Warehouse       9,750,000  9,425,130     8.63%
                     Grocers Cap Program
                     Purchase                 7,073,557  4,940,792     7.06%

Mary Ann Rothman     110- 118 Riverside
                     Tenants                  3,200,450          0
                     110-118 Riverside
                     Tenants                  6,000,000  5,942,558     7.33%

James L. Burns, Jr.  Co-op Central Bank       5,000,000  5,000,000     6.38%

Charles H. Hackman   Watergate South            670,000          0

Nominees for Directorship

David A. Cox         718 Apartments, Inc.     1,675,923  1,646,028    10.10%

David I. Ferber      40 Fifth Avenue          1,496,967  1,495,719     8.12%
                     Village Community
                     School                     201,706    190,336     9.00%
                     Village Community
                     School                     491,632    466,780     9.00%

Susan Kargman        74 Fifth Avenue Owners   1,392,085  1,382,633     9.48%

Kirby Erickson       Central Minnesota Group
                     Health                   3,474,220  3,474,220     8.10%
                     Central Minnesota Group
                     Health                   3,218,280  3,008,280     7.25%

Peter C. Young       Area Coop Education
                     Services                   670,000    670,000     8.75%
                     Area Coop Education
                     Services                 1,445,675  1,291,760     8.75%
                     Area Coop Education
                     Services                   199,312    145,183     8.95%


NCB Savings Bank, FSB

Charles H. Hackman   Personal                   121,509   113,593      7.00%

    NCB has three loans outstanding to Sealaska Corporation of which Mr. Barlow is President and Chief Executive Officer. The first loan was used to refinance a real estate term loan and the remaining two loans were lines of credit to provide working capital financing. In addition, NCB has a $13 million loan participation with National Bank of Alaska to acquire timber.

    NCB has two term loans, two lines of credit outstanding and a revolving line of credit to Chatsworth Products, Inc. of which Mr. Cabral is the President. The term loans were used to facilitate an Employee Stock Ownership Purchase. The lines of credit are used for the purchase of machinery and equipment and are termed out after the initial draw periods. The revolving line of credit is being used for working capital financing.

   NCB has one line of credit to KFC National Purchasing Cooperative, Inc. d/b/a FoodService Purchasing Cooperative of which Mr. Henrion is the President and Chief Executive Officer. The line of credit is used for working capital purposes. NCB has also started a member finance program whereby NCB provides financing to KFC and Taco Bell retail members for store renovation, purchase of new stores and the purchase of equipment and inventory. The remaining loans listed with respect to Mr. Henrion were made under this program.

    NCB has loans outstanding to members of Certified Grocers of California (CERGRO) of which Mr. Plamann is the President and Chief Executive Officer CERGRO provides guarantees for two K.V. Mart loans of which one has been sold and is not reflected on NCB's books. NCB also provides a line of credit to CERGRO's financing arm, Grocers Capital Company. Finally, NCB has entered into an agreement to purchase at par member loans held by Grocers Capital Company.

    NCB has a line of credit outstanding to 110-118 Riverside Tenants Cooperative of which Ms. Rothman is a member. The line of credit is used to fund capital improvements for the housing cooperative.

    NCB has a $10 million participation in a $30 million revolving line of credit with Co-operative Central Bank of which Mr. Burns is the President and Chief Executive.

    NCB has a line of credit outstanding to Watergate South, Inc. of which Mr. Hackman, an officer of NCB, is a member of the Board. The purpose of the line of credit is for capital improvements to the property.

    Board nominee David A. Cox is the President and Board Member of 718 Apartments, Inc. The loan outstanding, which refinanced a previously existing loan, was used to fund capital improvements and establish a reserve.

    Board nominee David I. Ferber is presently a Council Member of Village Community School and President and Board Member of 40 Fifth Avenue Corporation. NCB has a real estate loan outstanding to 40 Fifth Avenue which was used to refinance a previously existing loan and to fund capital improvements. The two commercial loans outstanding to Village Community School were used to refinance an existing loan and for major improvements to the school facility.

    Board nominee Susan Kargman has an ownership interest in 74 Fifth Avenue Owners, Corp. NCB has a real estate loan outstanding with 74 Fifth Owners which was used to refinance a previously existing loan.

    Board nominee Kirby J. Erickson is the Executive Vice President of Group Health Inc.(GHI)/HealthPartners, Inc.. HealthPartners, Inc. is GHI's parent company and GHI is the sole corporate member of Central Minnesota Group Health Plan, Inc.(CMGHP). NCB has two outstanding commercial loans with CMGHP. These loans were used to fund a new healthcare center and refinance an existing term loan.

    Board nominee Peter C. Young is the Executive Director of Area Cooperative Educational Services. NCB has three commercial loans outstanding with Area Cooperative. The first is a line of credit used for working capital; the second consolidated an existing line of credit and first deed of trust; and the third one is a term facility to finance the reroofing of the Educational Center for the Arts Building.

    In its normal course of business, NCB Savings Bank makes loans to employees at competitive market rates. NCB Savings Bank has issued a home mortgage loan to Charles Hackman.

    NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm's length transaction. NCB had determined that these loans are in accordance with its lending policies, were properly approved and were within the applicable regulatory limitations and any or all were evaluated for disclosure in the financial statements.

                             PART IV

       Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                     AND REPORTS ON FORM 8-K

   (a)(1) The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 1994, 1995, and 1996.

Page #

    25  Report of Independent Auditors

    26  Consolidated Balance Sheets

    27  Consolidated Statements of Income

    28  Consolidated Statements of Changes in Members' Equity

 29-30  Consolidated Statements of Cash Flows

 31-62  Notes to the Consolidated Financial Statements

 (a)(2) Not applicable

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

 (a)(3) The following exhibits are filed as a part of this report.

   Exhibit No.

   (a)    3.1       National Consumer Cooperative Bank Act, as amended through
                    1981.

   (c)    3.2       1989 Amendment to National Consumer Cooperative Bank   Act.

   (g)    3.3       Bylaws of NCB

   (h)    4.1       Election Rules of the NCB.  For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2.

   (i)    4.2       Form of Assumption Agreements and Amended and Restated
                    Senior Note Agreemens

   (i)    4.3       Schedule Concerning Senior Note Agreements

   (m)    4.4       Financing Agreement with U.S. Treasury

   (n)    4.5       Note Purchase Agreement with Lutheran Brotherhood et al.

   (o)    4.6       Master Shelf Agreement with Prudential Insurance Co. of
                    America et al.

   (p)    4.7       Senior Note Agreement (Dec. 1995)

   (t)    4.8       First Amendment Agreement to Master Shelf Agreement
                    with Prudential Insurance Co. of America

   (t)    4.9       First Amendment Agreements to the Assumption Agreement
                    and Amended and Restated Note Purchase Agreements

   (t)    4.10      First Amendment Agreements to the Note Purchase
                    Agreements with Lutheran Brotherhood et al.

   (q)    4.11      Form of Indenture for Debt Securities

   (r)    4.12      Form of Fixed Rate Medium Term Note

   (s)    4.13      Form of Floating Rate Medium Term Note

   (i)   10.1       Second Amended and Restated Loan Agreement with
                    National Westminster Bank USA et al.

         10.2       (No Exhibit)

  *(j)   10.3       Deferred Compensation Agreement with Charles E. Snyder

  *(g)   10.4       Severance Agreement with Charles E. Snyder

         10.5       (No Exhibit)

  *(a)   10.6       Insurance Plan for NCB Executive Officers

   (b)   10.7       Subordination Agreement with Consumer Cooperative
                    Development Corporation (now NCB Development
                    Corporation)

         10.8       (No Exhibit)

   (j)   10.11      Amendment No. 1 to Second Amended and Restated Loan
                    Agreement with National Westminster Bank, USA et al.

   (e)   10.12      Lease on Headquarters of  NCB

         10.13      (No Exhibit)

  *(h)   10.14      Employment Agreement with Marlon W. Pickles

         10.15      (No Exhibit)

         10.16      (No Exhibit)

   (j)   10.17      Term Loan Agreement with Credit Suisse ( Nov. 1994)

   (j)   10.18      Term Loan Agreement with Credit Suisse ( Feb. 1995)

   (k)   10.19      Amendment No. 2 to the Second Amended and Restated
                    Loan Agreement with Natwest Bank et al.

   (k)   10.20      Term Loan Agreement with Credit Suisse (Sept. 1995)

         10.21      (No Exhibit)

         10.22      (No Exhibit)

   (k)   10.23      Term Loan Agreement with Comerica Bank (Dec. 1995)

   (l)   10.24      Amendment No. 3 to Second Amemded and Restated Loan
                    Agreement with Fleet Bank (formerly NatWest) et al.

   (l)   10.25      Term Loan Agreement with PNC Bank (Aug 1996)

  *(t)   10.26      Incentive Plan for NCB Executive Officers

   (t)   10.27      Amendment No. 1 to Term Loan Agreement with
                    Credit Suisse (Nov. 1994)

   (t)   10.28      Amendment No. 1 to Term Loan Agreement with
                    Credit Suisse (Feb. 1995)

   (t)   10.29      Amendment No. 1 to Term Loan Agreement with
                    Credit Suisse (Sept. 1995)

   (t)   10.30      Amendment to Term Loan Agreement with
                    Comerica Bank (Dec. 1995)

   (t)   10.31      Amendment No. 4 to Second Amended and Restated
                    Loan Agreement with Fleet Bank (formerly NatWest Bank)

   (k)   22.1       List of Subsidiaries and Affiliates of the NCB

   (t)   23.1       Consent of Deloitte & Touche LLP

   (k)   25.1       Power of Attorney by Joseph Cabral

   (i)   25.2       Power of Attorney by Leo Barlow

   (d)   25.3       Power of Attorney by Jerry W. Davis

   (f)   25.4       Power of Attorney by Harry J. Bowie

   (f)   25.5       Power of Attorney by Thomas D. Henrion

   (t)   25.6       Power of Attorney by James L. Burns, Jr.

   (i)   25.7       Power of Attorney by Mary Ann Rothman

   (d)   25.8       Power of Attorney by Edward J. Dirkswager, Jr.

   (d)   25.9       Power of Attorney by Wally Smith

   (f)   25.10      Power of Attorney by Terry Lewis

   (k)   25.11      Power of Attorney by Alfred A. Plamann

   (k)   25.12      Power of Attorney by Anthony J. Scallon

   (k)   25.13      Power of Attorney by Sheila A. Smith

   (d)   25.14      Power of Attorney by Robert L. Thompson

   (t)   25.15      Power of Attorney by Marilyn J. McQuaide

   (t)   27         Financial Data Schedule

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

(k) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(l) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the three months ended September 30, 1996 (File No. 2-99779).

(m) Incorporated by reference to Exhibit 10.16 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(n) Incorporated by reference to Exhibit 10.13 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(o) Incorporated by reference to Exhibit 10.15 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(p) Incorporated by reference to Exhibit 10.22 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(q) Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(r) Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003( Filed January 21, 1997).

(s) Incorporated by reference to Exhibit 4 to the registrant's report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(t) Filed herewith.

(b) The Registrant filed a report on Form 8-K on November 27, 1996 that reported the resignation of Pete Crear as a director.

                           SIGNATURES

   Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                 NATIONAL CONSUMER COOPERATIVE BANK

    DATE  March 31, 1997                 BY/s/Charles E. Snyder
                                           Charles E. Snyder
                                           President and Chief
                                           Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature                  Title                             Date
*/s/Thomas D. Henrion      Chairman of the Board and         3/31/97
Thomas D. Henrion          Director

/s/Richard L. Reed          Managing Director,               3/31/97
Richard L. Reed             (Principal Financial Officer)

/s/Marietta J. Orcino       Vice President,Tax &             3/31/97
Marietta J. Orcino          Regulatory Compliance


/s/Patricia A. Ferrick      Vice President (Principal        3/31/97
Patricia A. Ferrick         Accounting Officer)

*/s/Leo H. Barlow           Director                         3/31/97
Leo H. Barlow

*/s/Harry J. Bowie          Director                         3/31/97
Harry J. Bowie

*/s/James L. Burns, Jr.     Director                         3/31/97
James L. Burns, Jr.




Signature                       Title                            Date

*/s/Joseph  Cabral              Director                         3/31/97
Joseph Cabral

*/s/Terry Lewis                 Director                         3/31/97
Terry Lewis

*/s/Marilyn J. McQuiade         Director                         3/31/97
Marilyn J. McQuiade

*/s/Alfred A. Plamann           Director                         3/31/97
Alfred A. Plamann

*/s/Mary Ann Rothman            Director                         3/31/97
Mary Ann Rothman

*/s/Anthony J. Scallon          Director                         3/31/97
Anthony J. Scallon

*/s/Sheila A.Smith              Director                         3/31/97
Sheila A. Smith

*/s/Wally Smith                 Director                         3/31/97
Wally Smith

*/s/Dr. Robert L. Thompson      Director                         3/31/97
Robert L. Thompson


* By /s/Richard L.Reed
  Richard L. Reed
  (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 1997 annual meeting. The registrant has not yet distributed an 1996 annual report to securityholders and will furnish such report to the Commission when it is sent to securityholders.

                        INDEX TO EXHIBITS

Exhibit No.       Description

 4.8              First Amendment to Master Shelf Agreement with
                  Prudential Company of America

 4.9              First Amendment Agreements to the Assumption
                  Agreements and Amended and Repurchase Note
                  Purchase Agreements

 4.10             First Amendment Agreements to the Note Purchase
                  Agreements with Lutheran Brotherhood et al.

10.26             Incentive Plan for NCB Executive Officers

10.27             Amendment No. 1 to the Term Loan Agreement with
                  Credit Suisse (Nov. 1994)

10.28             Amendment No. 1 to the Term Loan Agreement with
                  Credit Suisse (Feb. 1995)

10.29             Amendment No. 1 to the Term Loan Agreement with
                  Credit Suisse (Sept. 1995)

10.30             Amendment to Term Loan Agreement with
                  Comerica Bank (Dec. 1995)

10.31             Amendment No. 4 to Second Amended and Restated
                  Loan Agreement with Fleet Bank (formerly NatWest) et al.

23.1              Consent of Deloitte & Touche LLP

25.6              Power of Attorney by James L. Burns, Jr.

25.15             Power of Attorney by Marilyn J. McQuiade

27                Financial Data Schedule


                    Supplemental Information

               Registrant's 1997 Election Materials