Form 10-K/A
period 1996-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1997-04-01
CIK 356801

SIGNATURES

   Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                 NATIONAL CONSUMER COOPERATIVE BANK

    DATE  March 28, 1997                 BY/s/Charles E. Snyder
                                           Charles E. Snyder
                                           President and Chief
                                           Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature                  Title                             Date
*/s/Thomas D. Henrion      Chairman of the Board and         3/28/97
Thomas D. Henrion          Director

/s/Richard L. Reed          Managing Director,               3/28/97
Richard L. Reed             (Principal Financial Officer)

/s/Marietta J. Orcino       Vice President,Tax &             3/28/97
Marietta J. Orcino          Regulatory Compliance


/s/Patricia A. Ferrick      Vice President (Principal        3/28/97
Patricia A. Ferrick         Accounting Officer)

*/s/Leo H. Barlow           Director                         3/28/97
Leo H. Barlow

*/s/Harry J. Bowie          Director                         3/28/97
Harry J. Bowie

*/s/James L. Burns, Jr.     Director                         3/28/97
James L. Burns, Jr.




Signature                       Title                            Date

*/s/Joseph  Cabral              Director                         3/28/97
Joseph Cabral

*/s/Terry Lewis                 Director                         3/28/97
Terry Lewis

*/s/Marilyn J. McQuiade         Director                         3/28/97
Marilyn J. McQuiade

*/s/Alfred A. Plamann           Director                         3/28/97
Alfred A. Plamann

*/s/Mary Ann Rothman            Director                         3/28/97
Mary Ann Rothman

*/s/Anthony J. Scallon          Director                         3/28/97
Anthony J. Scallon

*/s/Sheila A.Smith              Director                         3/28/97
Sheila A. Smith

*/s/Wally Smith                Director                         3/28/97
Wally Smith

*/s/Dr. Robert L. Thompson      Director                         3/28/97
Robert L. Thompson


* By /s/Richard L.Reed
  Richard L. Reed
  (Attorney-in-Fact)