Form 10-Q
period 1997-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1997-05-13
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended March 31, 1997  Commission file number
  2-99779



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
Yes   x    No        .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                   Outstanding at March 31, 1997

     Class C                                      217,516
(Common stock, $100.00 par value)

     Class B                                      785,885
(Common stock, $100.00 par value)

     Class D                                            3
(Common stock, $100.00 par value)

               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank) and Subsidiaries


                              INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Condensed consolidated balance sheets
          - March 31, 1997 and December 31, 1996            3

          Condensed consolidated statements of
          income - for the three months ended
          March 31, 1997 and 1996.............              4

          Condensed consolidated statements of
          cash flows - for the three months
          ended March 31, 1997 and 1996.......              5-6

          Condensed notes to the consolidated
          financial statements - March 31,
          1997................................              7-9

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three  months
          ended March 31, 1997 and 1996.......              10-17

PART II OTHER INFORMATION

Item 2    Changes in Securitites..............              18

Item 4    Submission of Matters to a Vote of
          Security Holders....................              18

Item 6    Exhibit and Reports on Form 8-K ....              19

          Exhibit 10.2 - Fleet Loan Agreement
          Exhibit 27 - Financial Data Schedule




                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
              March 31, 1997 and December 31, 1996
                          (Unaudited)


                                         1997             1996
Assets
Cash and cash equivalents             $ 24,128,735   $ 17,150,534
Restricted cash                          8,348,703      8,348,703
Investment securities
   Available-for-sale                   29,815,426     30,337,100
   Held-to-maturity                      2,895,783      2,946,425

Loans and lease financing              569,742,387    565,824,579
Loans held for sale                    132,807,300    184,269,872
   Less: Allowance for loan losses     (16,205,949)   (15,504,510)
                                       686,343,738    734,589,941

Excess servicing                        31,747,959     30,758,057
Premises and equipment, net              2,187,278      2,257,362
Other assets                            16,747,267     12,947,458

   Total assets                       $802,214,889   $839,335,580

Liabilities and Members' Equity
Liabilities
Deposits                              $ 84,823,065   $ 88,620,002
Patronage dividends payable in cash      6,372,006      4,721,600
Other liabilities                       17,781,385     11,332,033
Borrowings
   Short-term                          156,500,000    224,500,000
   Long-term                           226,907,210    202,137,077
                                       383,407,210    426,637,077

   Subordinated debt                   182,834,993    182,853,313

   Total borrowings                    566,242,203    609,490,390
   Total liabilities                   675,218,659    714,164,025

Members' equity
Common stock
   Class B                              81,143,534     78,600,416
   Class C                              19,196,667     21,751,584
   Class D                                     300            300
Retained earnings
   Allocated                             7,786,007      5,770,844
   Unallocated                          19,091,982     19,113,185
   Unrealized (loss) on investment
     securities available-for-sale        (222,260)       (64,774)

   Total members' equity               126,996,230    125,171,555
   Total liabilities and members'
      equity                          $802,214,889   $839,335,580

                   NATIONAL COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)


For the three months ended March 31,     1997          1996

Interest Income
 Loans and lease financing            $15,371,167  $13,329,141
 Investment securities                  1,085,457      958,848

   Total interest income               16,456,624   14,287,989

Interest expense
 Deposits                               1,032,953    1,034,879
 Short-term borrowings                  2,890,864    1,853,834
 Long-term debt, other borrowings
   and subordinated debt                6,272,295    5,565,676

   Total interest expense              10,196,112    8,454,389

   Net interest income                  6,260,512    5,833,600

Provision for loan losses                 702,000      320,000

   Net interest income after
    provision for loan losses           5,558,512    5,513,600

Non-interest income
  Gain on sale of loans                 1,408,427      148,761
 Loan and deposit servicing fees          555,196      488,395
 Other                                  1,547,461      903,393

  Total non-interest income             3,511,084    1,540,549

Non-interest expenses
 Compensation and employee benefits     2,692,071    2,665,204
 Contractual services                     843,219    1,088,381
 Occupancy and equipment                  951,408      544,852
 Contribution to NCB
   Development Corporation                125,000      125,000
 Other                                    472,399      640,640

   Total non-interest expenses          5,084,097    5,064,077

Income before income taxes              3,985,499    1,990,072

Provision for income taxes                337,147      229,337

   Net income                         $ 3,648,352  $ 1,760,735

Distribution of net income
 Patronage dividends                  $ 3,648,352  $ 1,760,735
 Retained earnings                    $ 3,648,352  $ 1,760,735

                 NATIONAL COOPERATIVE BANK
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

For the three months ended March 31,      1997           1996

Cash flows from operating activities
Net income                            $  3,648,352   $ 1,760,735
Adjustments to reconcile net income
 to net cash (used in)provided by
 operating activities
  Provision for loan losses                702,000       320,000
  Depreciation and amortization          1,400,901     1,560,954
  Gain on sale of assets                (1,408,427)     (148,761)
  Loans originated for sale            (30,851,790)  (75,013,963)
  Proceeds from sale of loans held
   for sale                             97,016,540       459,833
  Increase in other assets              (4,719,625)   (3,199,371)
  Increase in other liabilities          7,351,569     2,895,615
  Other                                     -            144,635

 Net cash provided by (used in)
  operating activities                  73,139,520   (71,220,323)

Cash flows from investing activities
  Purchases of investment securities
   Available-for-sale                       -         (3,143,917)
   Held-to-maturity                         -         (5,180,000)
  Proceeds from maturities and sale of
    investment securities
   Available-for-sale                      237,132     3,135,515
   Held-to-maturity                         -             99,000
  Net (increase) decrease in loans
    and lease financing                (19,953,074)   13,656,809
  Proceeds from sale of
    portfolio loans                         -         11,075,444
  Purchases of premises and
    equipment                             (148,440)     (469,485)

 Net cash (used in) provided by
    investing activities               (19,864,382)   19,173,366

Cash flows from financing activities
  Net (decrease) increase  in
    deposits                            (3,796,937)    2,791,882
  Net (decrease) increase in short-
    term borrowings                    (67,500,000)   10,500,002
  Proceeds from issuance of
    long-term debt                      25,000,000    32,500,000
  Repayment on long-term debt               -            (24,667)
  Redemption of common stock                -             (3,000)

 Net cash (used in) provided by
    financing activities               (46,296,937)   45,764,217

Increase (decrease) in cash and
    cash equivalents                     6,978,201    (6,282,740)

Cash and cash equivalents,
    beginning of year                   17,150,534    21,289,376

Cash and cash equivalents,
    end of period                     $ 24,128,735  $ 15,006,636






                               NATIONAL COOPERATIVE BANK
                         CONSOLIDATED SATEMENTS OF CASH FLOWS
                                      (Unaudited)


Supplemental schedule of noncash investing and financing activities:

For the three months ended March 31,            1997         1996

Unrealized loss on investment available
 for sale                                   $  157,486   $   414,162

Interest paid                                5,698,684     4,993,135

Income taxes paid                              135,339       102,113

                  NATIONAL COOPERATIVE BANK
              CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                         March 31, 1997
                          (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

  As of March 31, 1997, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of 757 days with interest rates in those portfolios varying from 4.25% to 8.0%.
                            Cash and      Investments  Investments
                              Cash        Available-     Held-to-
                           Equivalents     for-Sale      Maturity

  Cash                     $7,645,543     $    -       $    -

  Federal funds             2,356,992          -            -

  Money market
    securities             14,126,200          -            -

  Mutual funds                 -            2,020,466       -

  Certificates of deposit      -               -           100,000

  Mortgage-backed
    securities                 -               -         2,795,783

  Corporate bonds              -           16,798,116       -

  U.S. Treasury and Agency
   obligations                 -           10,996,844       -

                          $24,128,735     $29,815,426   $2,895,783

    At March 31, 1997, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

2.   Loans and Lease Financing

  Loans and leases outstanding by category at March 31, 1997 were:

     Commercial loans                           $357,112,384
     Lease financing                              14,597,634
     Real estate loans
       Residential                               322,167,203
       Commercial                                  8,672,466

                                                $702,549,687

  At March 31, 1997 and December 31, 1996 real estate loans held for resale were $132.8 million and $184.3 million, respectively.

3.    Impaired Assets

  Loans that became impaired after January 1, 1996 totaled $3,773,980 and $2,467,374 at March 31, 1997 and 1996, respectively.
The 1997 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $2,731,394 and $1,042,586, respectively. The 1996 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,762,057 and $705,317, respectively.
A specific allowance of $1,271,000 and $247,000 has been set aside for these loans at March 31, 1997 and 1996, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1997 and 1996, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totaled $139,234 and $13,363 during the first three months ended March 31, 1997 and 1996, respectively.
  At March 31, 1997 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

  At March 31, 1997 and 1996, NCB had real estate acquired through foreclosure of $376,708 and $1,621,389, respectively, which are classified as other assets.

4.   Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 1997:

  Balance at January 1, 1997            $15,504,510
  Provision for loan losses                 702,000
  Charge-offs                               (16,737)
  Recoveries of loans previously
   charged off                               16,176

  Balance at March 31, 1997             $16,205,949

  The allowance for loan losses as a percentage of average loans and lease financing at March 31, 1997 was 2.3%.

5.   New Accounting Standards

   Effective January 1, 1997, NCB will account for transfers and servicing of financial assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishment. As a result of an amendment to SFAS No. 125 issused by the FASB in December, 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Although management is continuing its analysis of SFAS No. 125, it currently anticipates that impact will not be material.

                   NATIONAL COOPERATIVE BANK
               MANAGEMENT DISCUSSION AND ANALYSIS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


SUMMARY

  NCB's net income for the three months ended March 31, 1997 was $3.6 million. This was a 107.2% or $2.0 million increase compared with the three months ended March 31, 1996. The variance primarily resulted from increases in non-interest income of $2.0 million and in net interest margin of $427 thousand. These were, however, partially offset by an increase in the provision for loan losses of $382 thousand.

  Total assets were $802.2 million at March 31, 1997, down 4.4% from $839.3 million at December 31, 1996. A $75 million sale of loans partially offset by new disbursements comprised most of the decrease in assets.

NET INTEREST INCOME

  Net interest income of $6.3 million for the first three months of 1997 represents an increase of $427 thousand or 7.3% over the same period a year ago. As shown on Table 2, there were positive variances of $305 thousand and $121 thousand related to volume and rates, respectively.

  For the three months ending March 31,1997, interest income increased $2.2 million to $16.5 million from $14.3 million in the three months ended March 31,1996. As shown on Table 2, interest income increased $2.2 million due to increased real estate warehouse volume and decreased $10 thousand due to lower yields earned on the commercial loan and lease portfolio. As shown on Table 1, the average rate on interest earning assets increased to 8.43% during the three months ended March 31,1997 compared with 8.42% in the same time period in 1996.

  Interest expense increased $1.7 million to $10.2 million for the three months ended March 31, 1997 compared with $8.5 million for the three months ended March 31, 1996. The increased interest expense is largely a result of a higher volume of notes payable required to fund loan volume. The average rate on interest-bearing liabilities increased to 6.05% compared with 5.96% in the same period in 1996 due to the repricing of the subordinated debt. As shown on Table 2, a $1.9 million increase in interest expense was volume related while a $.1 million decrease was due to interest rates.

NON-INTEREST INCOME

  Non-interest income for the three months ended March 31, 1997 of $3.5 million increased 128% or $2 million from $1.5 million for the same period last year. The majority of the increase was caused by the gains on loans sold to the secondary market. During the first quarter of 1997 and 1996, loans sold amounted to $75 million and $459,833, respectively.

  Gains recorded on the sale of blanket mortgages were $1.4 million for the three months ended March 31, 1997 compared with $149 thousand for the same period in 1996. Commercial loan fees, servicing fee income and amortization of excess servicing fees receivable accounted for the remaining increase in non-interest income.

NON-INTEREST EXPENSES

  Non-interest expenses for the three months ended March 31, 1997 slightly increased .4% or $20 thousand to $5.1 million compared with the three months ended March 31, 1996. Occupancy and equipment expenses increased 75% to $951.4 thousand compared with $545 thousand of the prior period. The expense was low in the first quarter of 1996 due to a positive adjustment to the headquarter's rent. Partially offsetting this increase was a 22.5% or $245 thousand decrease in contractual services due to the timing of the payments of various expenses such as process redesign, strategic planning and compensation survey during the first quarter of 1996.

  Non-interest expenses as a percentage of average assets were 2.5% for the three months ended March 31, 1997 compared with 2.9% for the same period a year ago.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                                   Three Months Ended March 31,
                                   1997                        1996
ASSETS                   Average   Income/  Yields/  Average   Income/  Yields/
                         Balance   Expense  Rates    Balance   Expense  Rates
Interest earning assets
 Real estate loans       $362,049  $ 7,791  8.61%    $293,905  $ 6,393  8.70%
 Commercial loans
   and leases             354,643    7,580  8.55%     323,025    6,936  8.59%

 Total loans and
  leases                  716,692   15,371  8.58%     616,930   13,329  8.64%

 Investment securities
  and cash equivalents     64,159    1,085  6.76%      61,913      959  6.19%

 Total interest earning
  assets                  780,851   16,456  8.43%     678,843   14,288  8.42%

Allowance for loan
 losses                   (15,776)                    (14,709)

Non-interest earning assets
 Cash                       4,079                       4,266
 Other assets              52,933                      38,361

 Total non-interest
  earning assets           57,012                      42,627

 Total assets            $822,087                    $706,761

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
 Subordinated debt       $182,542  $ 2,547  5.58%    $183,001  $ 2,415  5.28%
 Notes payable            404,776    6,616  6.54%     303,267    5,004  6.60%
 Deposits                  87,222    1,033  4.74%      80,923    1,035  5.12%

 Total interest bearing
  liabilities             674,540   10,196  6.05%     567,191    8,454  5.96%

Other liabilities          20,576                      20,804
Members' equity           126,971                     118,766

 Total liabilities and
   members' equity       $822,087                    $706,761

Net interest earning
 assets                  $106,311                    $111,652
Net interest revenues
 and spread                       $  6,260  2.38%              $ 5,834  2.46%
Net yield on interest
 earning assets                             3.21%                       3.44%

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the three months ended March 31, 1997 increased by $108 thousand compared with the prior year's provision of $229 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at March 31, 1997 increased $6.4 million or 10.9% from $58.8 million at year-end 1996 due to repayment on loans and outstanding lines of credit received at the end of March. As a percentage of earning assets, cash, cash equivalents and investment securities increased to 8.5% at March 31, 1997 from 7.3% at December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at March 31, 1997 increased 4.5% to $16.2 million from $15.5 million at December 31, 1996. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $.6 thousand and the provision of $702 thousand. Overall, loan portfolio quality remained both strong and stable at the end of the first quarters of 1997 and 1996. NCB's provision for loan losses as a percentage of average loans and leases outstanding was .4% and
 .2% for the quarters ended March 31, 1997 and 1996, respectively.

 The loan loss allowance as a percentage of total loans and leases increased from 2.1% at December 31, 1996 to 2.3% at March 31, 1997. The increase is primarily due to the decreased level of loans outstanding during the period. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total nonperforming assets (restructured, non-accruing loans and real estate owned) increased 1% from $8.1 million at December 31, 1996 to $8.2 million at March 31, 1997. Nonperforming assets as a percentage of loans and leases outstanding plus real estate owned increased to 1.2% at March 31, 1997 compared with 1.1% at year-end 1996. The allowance for loan losses as a percentage of nonperforming assets increased to 197.5% at March 31, 1997 from 190.8% at December 31, 1996.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 1997 compared to 1996

                           Increase (decrease) due to change in:

                             Average      Average
                             Volume*      Yield       Net**
Interest income

Cash equivalents and
 investment securities        $   36       $   91    $  127
Commercial loans and leases      676          (31)      645
Real estate loans              1,467          (70)    1,397

 Total interest income         2,179          (10)    2,169

Interest expense

Deposits                          78          (79)       (1)
Notes payable                  1,802         (190)    1,612
Subordinated debt                 (6)         138       132

 Total interest expense        1,874         (131)    1,743

Net interest income           $  305       $  121    $  426


*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

TABLE 3
Nonperforming assets
(dollars in thousands)

                    March 31,   Dec. 31,   Sept. 31,   June 30,   March 31,
                      1997       1996        1996        1996       1996

Real estate owned   $  377      $  377     $  518     $   547     $1,621

Non-accruing        $2,731      $2,601     $1,282      $1,370     $1,762

Restructured        $5,098      $5,147     $4,115      $4,145     $4,124

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                              3/31/97     12/31/96     % Change

Deposits                    $  84,823    $   88,620       (4.3%)
Lines of credit               156,500       224,500      (30.3%)
Term debt                     226,907       202,137       12.3%
Subordinated debt             182,835       182,853        0.0%

 Total                       $651,065     $ 698,110       (6.7%)

    Interest-bearing liabilities decreased $47 million to $651.1 million at March 31,1997 from $698.1 million at December 31, 1996.

    For the first three months of 1997, deposits at NCB Saving Bank, FSB dropped 4.3% to $84.8 million due to scheduled maturities of the certificates of deposits. Average maturity of the remaining deposits is 13.0 months.

    At March 31,1997, short term borrowings decreased 30.3% as a result of a $67.5 million payoff against the revolving lines. The term debt increased 12.3% due to the issuance of $25 million under the new medium-term note program. Included in these borrowings are NCB's short-term borrowings from its cooperative customers which have an outstanding balance of $8.5 million at March 31, 1997.

                      Part II OTHER INFORMATION


Item 2.    Changes in Securities

   (c) During the period covered by this report, NCB sold one share of its Class C stock without registration under the Securities
        Act of 1933 Act (the "1933 Act") in reliance on the exemption from registration provided by section 4(2) of the 1933 Act. The stock was sold on January 2, 1997 for $100 a share in cash without any underwriting discounts or commissions to cooperative organizations eligible to obtain loans from NCB. The stock was not offered to the general public; the purchasers had access to essentially the same information that would be contained in a registration statement and had the capability to evaluate the merits of such an investment.

Item 4     Submission of Matters to a Vote of Security-Holders

 NCB held its annual meeting on April 24, 1997. Shareholders elected the following persons to serve as directors:

 Kirby J. Erickson
 Jackie Jenkins-Scott
 Peter C. Young
 Thomas K. Zaucha

 The following directors continued in office after this meeting:

 Leo H. Barlow
 Harry J. Bowie
 James L. Burns, Jr.
 Joseph Cabral
 Marilyn J. McQuiade
 Michael J. Mercer (elected by the Board of Directors on January 31, 1997 to replace Pete Crear who resigned on November 27, 1996)
 Alfred A. Plamann
 Mary Ann Rotham

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed as part of this report:

         Exhibit 10.2 - Fleet Loan Argeement
         Exhibit 27 - Financial Data Schedule

    (c) On February 11, 1997, the registrant filed a report on Form 8-K that reported and included as and exhibit a revised Form of Floating Rate Note.


                         SIGNATURE


   Pursant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              National Consumer Cooperative Bank


Date:

                                      By: /s/ Richard L. Reed
                                          Richard L. Reed
                                          Managing Director,
                                          Chief Financial Officer



                                      By: /s/ Marietta J. Orcino
                                          Marietta J. Orcino
                                          Vice President,
                                          Tax & Regulatory Compliance