Form 10-Q
period 1997-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1997-08-14
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1997 Commission file number
   2-99779




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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                     Outstanding at June 30, 1997

     Class C                                      217,531
(Common stock, $100.00 par value)

     Class B                                      784,060
(Common stock, $100.00 par value)

     Class D                                           3
(Common stock, $100.00 par value)

               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank) and Subsidiaries


                              INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets -
          June 30, 1997 and December 31, 1996.....          3

          Consolidated statements of income - for
          the three and six months ended June 30,
          1997 and 1996...........................          4

          Consolidated statements of cash flows -
          for the six months ended June 30, 1997
          and 1996................................          5-6

          Condensed notes to the consolidated
          financial statements - June 30, 1997....          7-10

Item 2    Management discussion and analysis of
          financial condition and results of operations
          - for the three and six months ended June 30,
          1997 and 1996................................     11-21

PART II OTHER INFORMATION

Item 2    Changes in Securities.........................    22

Item 6    Exhibits and Reports on Form 8-K..............    22

          Exhibit 10.5 - Third Amended and Restated
          Loan Agreement with Fleet Bank as Agent

          Exhibit 10.8 - Master Shelf Agreement with
          Prudential Insurance Co. of America et al
          (June 1997)

          Exhibit 27 - Financial Data Schedule


                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
              June 30, 1997 and December 31, 1996
                          (Unaudited)

                                          1997          1996
Assets
Cash and cash equivalents             $ 29,065,080 $ 17,150,534

Restricted cash                          8,348,703    8,348,703
Investment securities
   Available-for-sale                   32,538,798   30,337,100
   Held-to-maturity                      2,795,783    2,946,425

Loans and lease financing              597,173,872  565,824,579
Loans held for sale                    161,805,300  184,269,872
   Less: Allowance for loan losses     (16,882,700) (15,504,510)
                                       742,096,472  734,589,941

Excess servicing                        30,230,415   30,758,057
Premises and equipment, net              2,093,835    2,257,362
Other assets                            10,783,376   12,947,458

   Total assets                       $857,952,462 $839,335,580

Liabilities and Members' Equity
Liabilities
Deposits                              $ 79,890,436 $ 88,620,002
Patronage dividends payable in cash      6,800,765    4,721,600
Other liabilities                       13,938,112   11,332,033
Borrowings
   Short-term                          223,700,000  224,500,000
   Long-term                           222,747,210  202,137,077
                                       446,447,210  426,637,077

   Subordinated debt                   182,818,155  182,853,313

   Total borrowings                    629,265,365  609,490,390
   Total liabilities                   729,894,678  714,164,025

Members' equity
Common stock
   Class B                              78,406,021   78,600,416
   Class C                              21,753,074   21,751,584
   Class D                                     300          300
Retained earnings
   Allocated                             8,320,163    5,770,844
   Unallocated                          19,682,724   19,113,185
   Unrealized loss on investment
     securities available-for-sale        (104,498)     (64,774)

   Total members' equity               128,057,784  125,171,555
   Total liabilities and members'
      equity                          $857,952,462 $839,335,580

                             NATIONAL COOPERATIVE BANK
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                Six Months Ended        Three Months Ended
                                    June 30,                 June 30,
                               1997         1996         1997         1996

Interest income
 Loans and lease financing  $30,888,106  $26,522,790  $15,516,939  $13,193,649
 Investment securities        2,206,644    1,883,515    1,121,187      924,667

  Total interest income      33,094,750   28,406,305   16,638,126   14,118,316

Interest expense
 Deposits                     2,017,134    2,036,792      984,181    1,001,913
 Short-term borrowings        5,625,341    3,371,843    2,734,477    1,518,009
 Long-term debt, other
  borrowings and
  subordinated debt          13,042,669   11,238,815    6,770,374    5,673,139

   Total interest expense    20,685,144   16,647,450   10,489,032    8,193,061

   Net interest income       12,409,606   11,758,855    6,149,094    5,925,255

Provision for loan losses     1,389,000      650,000      687,000      330,000

   Net interest income after
    provision for losses     11,020,606   11,108,855    5,462,094    5,595,255

Non-interest income
 Gain on sale of loans        1,741,309    4,937,477      332,882    4,806,209
 Loan and deposit
   servicing fees             1,111,943    1,027,085      556,747      545,007
 Other                        2,883,305    2,321,370    1,335,844    1,394,167

   Total non-interest
    income                    5,736,557    8,285,932    2,225,473    6,745,383

Non-interest expenses
 Compensation and
   employee benefits         5,708,107     5,311,691    3,016,036    2,646,487
 Contractual services        1,726,286     2,069,113      883,067      980,732
 Occupancy and equipment     1,887,376     1,754,839      935,968    1,209,987
 Contribution to NCB
   Development Corporation     250,000       250,000      125,000      125,000
 Other                       1,093,477       953,883      621,078      313,243

 Total non-interest
  expenses                  10,665,246    10,339,526    5,581,149    5,275,449

Income before income taxes   6,091,917     9,055,261    2,106,418    7,065,189

Provision for income taxes     739,532       451,611      402,385      222,274

Net income                 $ 5,352,385   $ 8,603,650  $ 1,704,033  $ 6,842,915

Distribution of net income
 Patronage dividends       $ 5,352,385   $ 8,518,676  $ 1,704,033  $ 6,757,941
 Retained earnings                            84,974                    84,974
                           $ 5,352,385   $ 8,603,650  $ 1,704,033  $ 6,842,915

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


For the six months ended June 30,                    1997           1996

Cash flows from operating activities
Net income                                      $  5,352,385   $   8,603,656

Adjustments to reconcile net income to net cash provided by (used in) operating activities

  Provision for loan losses                        1,389,000        650,000
  Depreciation and amortization                    2,791,804      2,445,833
  Gain on sale of assets                          (1,741,309)    (4,816,579)
  Loans originated for sale                      (85,561,715)  (139,255,443)
  Proceeds from sale of loans held for sale      134,011,720    118,777,927
  Decrease (increase) in other assets              2,108,595     (6,625,828)
  Increase in other liabilities                    2,181,056      2,472,331

 Net cash provided by (used in) operating
  activities                                      60,531,536    (17,748,103)

Cash flows from investing activities

  Purchases of investment securities
   Available-for-sale                             (4,736,872)    (7,044,371)
   Held-to-maturity                                    -         (1,007,783)
  Proceeds from maturities and sales
   of investment securities
   Available-for-sale                              2,478,010      6,075,132
   Held-to-maturity                                  150,642          -
  Net(increase)in loans and lease financing      (57,543,936)    (2,256,647)
  Proceeds from sale of portfolio loans                -         18,812,435
  Purchases of premises and equipment               (225,418)      (580,296)

 Net cash (used in) provided by investing
  activities                                     (59,877,574)    13,998,470

Cash flows from financing activities

 Net (decrease) increase in deposits              (8,729,566)     3,587,917
 Net (decrease) in short-term borrowings            (800,000)   (36,500,000)
 Proceeds from issuance of long-term debt         40,000,000     32,500,000
 Repayment on long-term debt                     (19,000,000)         -
 Sale of common stock                                    300          -
 Redemption of common stock                            -             (3,000)
 Dividends paid                                     (210,150)         -

Net cash provided by (used in) financing
 activities                                       11,260,584       (415,083)

Increase (decrease) in cash and cash equivalents  11,914,546     (4,164,716)
Cash and cash equivalents, beginning of year      17,150,534     21,289,376

Cash and cash equivalents, end of period        $ 29,065,080  $  17,124,660





                   NATIONAL COOPERATIVE BANK
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)




Supplemental schedule of noncash investing and financing activities:

For the six months ended June 30,          1997         1996

Unrealized loss on investment
 available-for-sale                    $   (41,648) $  (622,968)

Interest paid                           19,962,864   16,597,351

Income taxes paid                          705,554      548,012

Loans charged off                           22,327      708,052

                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                         June 30, 1997
                          (Unaudited)

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

    Certain prior year amounts have been reclassified to conform to the 1997 presentation.

1. Cash, Cash Equivalents and Investment Securities

    As of June 30, 1997, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 987 days with interest rates in those portfolios varying from 5.00% to
8.50%.
                               Cash and      Investments    Investments
                                 Cash          Available-     Held-to-
                             Equivalents      for-Sale      Maturity

Cash                         $ 4,878,242     $     -       $     -
Federal funds                  4,337,990           -             -
Money market securities       13,422,578           -             -
Mutual funds                       -           2,054,169         -
Mortgage-backed securities         -               -        2,795,783
Eurodollar certificates
 and repurchase agreements     6,426,270           -             -
Corporate bonds                    -         11,587,180          -
U.S. Treasury and
 Agency obligations                -         18,897,449          -

                             $29,065,080    $32,538,798    $2,795,783



   At June 30, 1997, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

2. Loans and Lease Financing

 Loans and leases outstanding by category at June 30, 1997 were:

   Commercial loans           $365,744,112
   Lease financing              15,164,766
   Real estate loans
     Residential               371,085,871
     Commercial                  6,984,423

                              $758,979,172

   At June 30, 1997 and December 31, 1996 real estate loans held for sale were $161.8 million and $184.3 million, respectively.

3. Impaired Assets

   Loans that became impaired after January 1, 1996 totaled $6,616,343 and $2,071,399 at June 30, 1997 and 1996, respectively.
The 1997 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $5,577,108 and $1,039,235, respectively. The 1996 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $1,370,097 and $701,302, respectively.
A specific allowance of $1,594,418 and $245,000 has been set aside for these loans at June 30, 1997 and 1996, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1997 and 1996, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totalled $143,522 and $26,856 during the first six months ended June 30, 1997 and 1996, respectively.

   At June 30, 1997 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

   At June 30, 1997 and 1996, NCB had real estate acquired through foreclosure of $208,338 and $546,559, respectively, which are classified as other assets.

4. Allowance for Loan Losses

   The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 1997:

  Balance at January 1, 1997        $15,504,510
  Provision for loan losses           1,389,000
  Charge-offs                           (22,329)
  Recoveries of loans previously
   charged off                           11,519
  Balance at June 30, 1997          $16,882,700

  The allowance for loan losses as a percentage of average loans and lease financing at June 30, 1997 was 2.4%.

5. New Financial Accounting Standards

   In June, 1996, Statement of Financial Accounting Standards ("SFAS")
No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of income when control has been surrendered and liabilities are removed when extinguished. SFAS NO. 125 was effective and adoptive on January 1, 1997 and was applied prospectively. The Corporation did not experience any material effect on its financial position from this implementation.

   In June, 1997, SFAS Nos. 130 was issued-"Reporting Comprehensive Income." SFAS No. 130 requires that certain financial activity typically disclosed in members' equity be reported in the statements of income as an adjustment to net income in determining comprehensive income. The only item applicable to the Bank would include gain/loss on securities available for sale. Items indentified as comprehensive income should be reported also in the statements of income and the statements of changes in members' equity, under separate captions. SFAS No. 130 is effective for the Corporation on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. The Corporation does not anticipate any material financial impact from the implementation of SFAS No. 130.

                   NATIONAL COOPERATIVE BANK
               MANAGEMENT DISCUSSION AND ANALYSIS
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


SUMMARY

  NCB's net income for the six months ended June 30, 1997 was $5.4 million. This was a 37.8% or $3.3 million decrease compared with $8.6 million for the six months ended June 30, 1996. The variance resulted primarily from a decrease in non-interest income of $2.5 million and an increase in the provision for loan losses in the amount of $739 thousand. For the three month period, net income declined to $1.7 million from $6.8 million due primarily to a decline in non-interest income.

  Total assets were $858.0 million at June 30, 1997, representing growth of $18.6 million or 2.2% from $839.3 million at December 31, 1996. This growth resulted from increases in loan originations and cash and cash equivalents.

  The return on average total assets was 1.29% for the first six months of 1997 compared with 2.47% for the same period in 1996.
The return on average equity for the first six months of 1997 and 1996 was 8.41% and 14.33%, respectively.

NET INTEREST INCOME

  Net interest income increased 5.5% or $651 thousand for the first six months of 1997 compared with the same period a year ago. As shown on Table 2, the increase in net interest income related to volume was $604 thousand while the increase related to changes in interest rates was $47 thousand.

  For the three months ending June 30,1997, net interest income increased 3.8% or $224 thousand from the same period in 1996. As shown on Table 2A, there was a positive variance of $305 thousand and a negative variance of $81 thousand related to yield and volume, respectively.

  For the six months ended June 30,1997, interest income went up $4.7 million to $33.1 million. The average rate on interest earning assets decreased to 8.46% during the six months ended June 30, 1997 compared with 8.53% in the same period in 1996. The increase in interest income was mostly due to a higher average balance of the interest earning assets for the time period. As shown on Table 2, interest income increased $5.1 million due to increased volume but decreased $376 thousand due to a drop in interest rates.

  Interest income increased $2.5 million to $16.6 million for the three months ended June 30, 1997 compared with $14.1 million for the prior year. The average rate on interest earning assets increased to 8.54% during the three months ended June 30, 1997 compared with 8.52% in the same period in 1996. As shown on Table 2A, interest income increased $2.5 million due to increased volume but decreased $12 thousand due to the decreasing rate environment.

  Interest expense increased $4.0 million to $20.7 million for the six months ended June 30, 1997 compared with $16.7 million for the same period in 1996. The average rate on interest bearing liabilities increased to 6.14% compared with 5.98%. As shown on Table 2, a $4.5 million increase in interest expense was volume related while a $423 thousand decrease was due to declining interest rates.

  For the three month period ended June 30, 1997, interest expense increased $2.3 million to $10.5 million from $8.2 million a year ago. The average rate on interest bearing liabilities increased to 6.25% compared with 5.91% in the same period in 1996. As shown on Table 2A, an increase of $2.6 million in interest expense was volume related which was partially offset by $317 thousand due to a decrease in rates.


NON-INTEREST INCOME

  Non-interest income for the six months ended June 30, 1997 of $5.7 million decreased 30.8% or $2.6 million from $8.3 million for the same period last year. The majority of the decrease was caused by a lesser amount of asset sales to the secondary market. The fees and gains on sale of blanket mortgages totalled $4.9 million in the first half of 1996 compared with $1.7 million in the same period in 1997. This was partially offset by an increase of $646.8 thousand in servicing fees and other income.

  For the three month period ended June 30, non-interest income declined by $4.5 million from $6.7 million at June 30,1996 to $2.2 million for the same period in the current year. The majority of the decrease was related to gains on the higher volume of real estate loans sold during the second quarter of 1996 compared with same quarter this year.

NON-INTEREST EXPENSES

  Non-interest expenses for the six months ended June 30, 1997 increased 3.2% to $10.7 million from $10.3 million for the six months ended June 30, 1996. Compensation and benefits, the largest component of non-interest expenses, increased 7.5% or $.4 million due to a higher employee base at the start of 1997. Occupancy and equipment expenses increased 7.6% to $1.9 million compared with $1.8 million of the prior year due to a positive adjustment to the headquarter's rent in the first quarter of 1996. Non-interest expense, excluding the voluntary contribution to NCB Development
Corporation, as a percentage of average assets, decreased slightly to 1.3% for the six months ended June 30, 1997 from 1.5% for the six months ended June 30,1996.

  For the three months ended June 30, 1997, non-interest expenses increased $306 thousand or 5.8% to $5.6 million from $5.3 million for the same period in 1996. The increase was primarily attibutable to the timing of new hires and more comissions paid to loan officers due to higher loan production which was partially offset by a decrease in contractual services.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)

                                 Six Months Ended June 30,
ASSETS                          1997                      1996
                           Average  Income/  Yields/  Average  Income/ Yields/
                           Balance  Expense  Rates    Balance  Expense Rates

Interest earning assets
 Real estate loans        $346,845  $15,154  8.74%    $278,540 $12,764  9.16%
 Commercial loans
  and leases               370,954   15,734  8.48%     322,475  13,758  8.53%

 Total loans and leases    717,799   30,888  8.61%     601,015  26,522  8.83%

 Investment securities
  and cash equivalents      64,946    2,207  6.80%      64,926   1,884  5.81%

 Total interest earning
  assets                   782,745   33,095  8.46%     665,941  28,406  8.53%

Allowance for loan losses  (16,197)                    (14,784)

Non-interest earning assets

 Cash                        5,376                       2,914
 Other assets               55,831                      43,136
 Total non-interest
  earning assets            61,207                      46,050

 Total assets             $827,755                    $697,207

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt        $182,542    5,167  5.66%    $182,989   4,690  5.13%
 Notes payable             405,611   13,501  6.66%     291,875   9,920  6.80%
 Deposits                   85,307    2,017  4.73%      81,505   2,037  5.00%

 Total interest bearing
  liabilities              673,460   20,685  6.14%     556,369  16,647  5.98%

Other liabilities           26,999                      20,837
Members' equity            127,296                     120,001
 Total liabilities and
   members' equity        $827,755                    $697,207

Net interest earning
  assets                  $109,285                    $109,572
Net interest revenues and
 spread                             $12,410  2.32%             $11,759  2.55%
Net yield on
 interest earning assets                     3.17%                      3.53%

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                                  Three Months Ended June 30,
ASSETS                          1997                       1996
                           Average  Income/  Yields/ Average  Income/  Yields/
                           Balance  Expense  Rates   Balance  Expense  Rates

Interest earning assets
 Real estate loans         $353,275 $ 7,364  8.34%   $274,686 $ 6,370  9.28%
 Commercial loans
   and leases               360,997   8,153  9.03%    321,921   6,823  8.48%

 Total loans and leases     714,272  15,517  8.69%    596,607  13,193  8.84%
 Investment securities
 and cash equivalents        64,917   1,121  6.91%     66,190     925  5.60%

 Total interest earning
  assets                    779,189  16,638  8.54%    662,797  14,118  8.52%

Allowance for loan losses   (16,620)                  (14,880)

Non-interest earning assets

 Cash                         6,584                     3,760
 Other assets                53,934                    45,299
 Total non-interest
  earning assets             60,518                    49,059

 Total assets              $823,087                  $696,976

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt         $182,542   2,619  5.74%   $182,977   2,275  4.97%
 Notes payable              402,500   6,886  6.84%    290,051   4,916  6.78%
 Deposits                    86,243     984  4.56%     81,935   1,002  4.89%

 Total interest bearing
  liabilities               671,285  10,489  6.25%    554,963   8,193  5.91%

Other liabilities            24,708                    21,023
Members' equity             127,094                   120,990
 Total liabilities and
   members' equity         $823,087                  $696,976

Net interest earning
 assets                    $107,904                  $107,834
Net interest revenues and
 spread                             $ 6,149  2.29%            $ 5,925   2.61%
Net yield on
 interest earning assets                     3.16%                      3.58%

Table 2
Change in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 1997 compared to 1996

                              Increase (decrease) due to changes
                              in:

                                   Average       Average
                                   Volume*       Yield        Net**
Interest Income

Cash equivalents and
 investment securities             $    2        $  321       $  323
Commercial loans and leases         2,057           (80)       1,977
Real estate loans                   3,007          (617)       2,390

 Total interest income              5,066          (376)       4,690

Interest Expense

Deposits                               93          (112)         (19)
Notes payable                       4,380          (799)       3,581
Subordinated debt                     (11)          488          477

 Total interest expense             4,462          (423)       4,039

Net interest income                $  604        $   47       $  651



*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 1997 compared to 1996


                              Increase (decrease) due to changes in:

                                Average   Average
                                Volume*   Yield        Net**
Interest Income

Cash equivalents and
 investment securities        $  (17)     $  213     $  196
Commercial loans and leases      862         468      1,330
Real estate loans              1,687        (693)       994

 Total interest income         2,532         (12)     2,520

Interest Expense

Deposits                          51         (69)       (18)
Notes payable                  2,568        (598)     1,970
Subordinated debt                 (6)        350        344

 Total interest expense        2,613        (317)     2,296

Net interest income           $  (81)     $  305     $  224


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the six months ended June 30, 1997 increased by $288 thousand compared with the prior year's provision of $452 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at June 30, 1997 increased $14.0 million or 23.8% from $58.8 million at year-end
1996 due to margin requirements and loan principal paydowns received at the end of the month. As a percentage of interest earning assets, cash, cash equivalents and investment securities increased to 8.7% at June 30, 1997 from 7.3% at December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at June 30, 1997 increased 8.9% to $16.9 million from $15.5 million at December 31, 1996. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $10.8 thousand and the provision of $1.39 million. NCB's provision for loan losses as a percentage of average loans and leases outstanding increased to .4% at June 30, 1997 compared with .1% for the same period in 1996. The increase in the provision is the result of two factors:
1) growth in the real estate and commercial portfolio from the prior year, and 2) management's assessment that additional provisions should be recorded due to the current economic environment.

 The loan loss allowance as a percentage of average loans and leases increased to 2.4% at June 30, 1997 from 2.1% at December 31, 1996. Overall, credit quality remained strong and management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total nonperforming assets (restructured and non-accruing loans and real estate owned) increased from $8.1 million at December 31, 1996 to $10.8 million at June 30, 1997. The increase was caused by two loans that went on non-accrual during the first six months in 1997. Nonperforming assets as a percentage of loans and leases outstanding plus real estate owned were 1.4% at June 30, 1997 compared with 1.1% at year-end 1996. The allowance for loan losses as a percentage of nonperforming assets decreased to 156.1% at June 30,1997 from 190.8% at December 31, 1996.

TABLE 3
Nonperforming assets
(dollars in thousands)

                     June 30,   March 31,   Dec. 31,   Sept. 31,   June 30,
                      1997        1997       1996        1996       1996


Real estate owned    $   208     $  377      $  377     $  518      $  547

Non-accruing           5,577      2,731       2,601      1,282       1,370

Restructured           5,028      5,098       5,147      4,115       4,145

Total                $10,813     $8,206      $8,125     $5,915      $6,062

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)

                     6/30/97        12/31/96      % Change
Deposits            $ 79,890        $ 88,620       (9.8%)
Short term debt      223,700         224,500        (.4%)
Long term debt       222,747         202,137       10.2%
Subordinated debt    182,818         182,853        0.0%

 Total              $709,155        $698,110        1.6%

    Interest bearing liabilities increased by 1.6% to $709.2 million at June 30, 1997 from $698.1 million at December 31, 1996.

    For the first six months of 1997, deposits at NCB Saving Bank, FSB dropped 9.8% to $79.9 million. The decrease was attributable to scheduled maturities of certificate of deposits. Average maturity of these deposits is one year.

    At June 30, 1997, total short term and long term borrowings (including the subordinated debt) increased 4.6% from year-end 1996. Proceeds from the borrowings were used to fund asset growth.
NCB had approximately $223.7 million outstanding on its short term facilities. Included in the short term borrowings is $3.7 million from an affiliate and a cooperative customer. Long term debt increased 10.2% from year-end 1996 due to the issuance of $40.0 million under the new medium-term note program which was partially offset by a paydown of $19.0 million in long-term notes. Unused capacities under the short term and long term facilities of approximately $85.0 million and $90.0 million, respectively, are sufficient to meet anticipated commitments during 1997.

Part II Other Information

Item 2. Changes in Securities

 (c) During the period covered by this report, NCB sold three shares of its Class C stock without registration under the Securities Act of 1933 (the "1933 Act") in reliance on the exemption from registration provided by section 4 (2) of the 1933 Act. The stock was sold for $100 a share in cash without any underwriting discounts or commissions to cooperative organizations eligible to obtain loans from NCB. The stock was not offered to the general public; the purchasers had access to essentially the same information that would be contained in a registration statement and had the capability to evaluate the merits of such an investment.

Item 6. Exhibits and Reports on Form 8-k

 (a)  The following exhibits are filed as part of this report:

      Exhibit 10.5 - Third Amended and Restated Loan Agreement
                     with Fleet Bank as Agent

      Exhibit 10.8 - Master Shelf Agreement with Prudential
                     Insurance Co. of America et al(June 1997)

      Exhibit 27 - Financial Data Schedule

 (b) On May 13, 1997, the registrant filed a report on Form 8-K that reported a change in the Registrant's Certifying Accountant

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