Form 10-Q
period 1997-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1997-11-14
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1997  Commission file number
2-99779



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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Outstanding at September 30, 1997

    Class C                                  217,079
(Common stock, $100.00 par value)

    Class B                                  840,054
(Common stock, $100.00 par value)

    Class D                                       3
(Common stock, $100.00 par value)

               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank) and Subsidiaries

                              INDEX

PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets - September 30,
          1997 and 1996 and December 31, 1996............        3

          Consolidated statements of income - for the
          three and nine months ended September 30,
          1997 and 1996...................................       4

          Consolidated statements of cash flows - for
          the nine months ended September 30,1997
          and 1996........................................       5-6

          Condensed notes to the consolidated
          financial statements - September 30,1997........       7-12

Item 2    Management's discussion and analysis of
          financial condition and results of
          operations - for the three and nine months
          ended September 30, 1997 and 1996...............       13-22

PART II OTHER INFORMATION

Item 2    Changes in Securities...........................       23

Item 6    Exhibit 27 - Financial Data Schedule

                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                      September 30,           December 31,
                                  1997            1996            1996
Assets
Cash and cash equivalents    $ 26,384,451    $ 24,848,153    $ 17,150,534
Restricted cash                 6,884,572       8,348,703       8,348,703
Investment securities
 Available-for-sale            32,283,476      29,872,870      30,337,100
 Held-to-maturity               2,795,783       3,045,425       2,946,425

Loans and lease financing     568,766,037     544,801,882     565,824,579
Loans held for sale           242,214,510     131,785,495     184,269,872
 Less: Allowance for loan
   losses                     (17,045,778)    (15,089,825)    (15,504,510)
                              793,934,769     661,497,552     734,589,941

Interest-only receivables      28,705,096      31,892,118      30,758,057
Premises and equipment, net     2,123,389       2,195,739       2,257,362
Other assets                   20,800,496       8,815,116      12,947,458

 Total assets                $913,912,032    $770,515,676    $839,335,580

Liabilities and Members' Equity
Liabilities
Deposits                     $ 82,042,601    $ 81,947,147    $ 88,620,002
Patronage dividends payable
 in cash                        2,842,765       5,119,713       4,721,600
Other liabilities              22,153,670      17,004,947      11,332,033
Borrowings
 Short-term                   261,362,804     157,997,715     224,500,000
 Long-term                    233,659,822     202,078,691     202,137,077

                              492,022,626     360,076,406     426,637,077
 Subordinated debt            182,802,883     182,869,445     182,853,313

 Total borrowings             674,825,509     542,945,851     609,490,390
 Total liabilities            784,864,545     647,017,658     714,164,025

Members' equity
Common stock
 Class B                       84,005,365      78,611,311      78,600,416
 Class C                       21,707,868      21,819,150      21,751,584
 Class D                              300             300             300
Retained earnings
 Allocated                      3,474,491       4,832,431       5,770,844
 Unallocated                   19,953,478      18,491,193      19,113,185
 Unrealized loss on investment
  securities available-for-sale   (94,015)       (256,367)        (64,774)

 Total members' equity        129,047,487     123,498,018     125,171,555
 Total liabilities and
    members' equity          $913,912,032    $770,515,676    $839,335,580

                           NATIONAL COOPERATIVE BANK
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                              Nine Months Ended Sept. 30, Three Months Ended Sept.30,
                                   1997         1996         1997        1996

Interest income
 Loans and lease financing    $47,961,897  $40,285,431  $17,073,791  $13,762,641
 Investment securities          3,227,878    2,871,104    1,021,234      987,589

   Total interest income       51,189,775   43,156,535   18,095,025   14,750,230

Interest expense
 Deposits                       2,971,432    3,030,438      954,298      993,646
 Short-term borrowings          9,154,820    5,034,547    3,529,479    1,662,704
 Long-term debt, other
   borrowings and
   subordinated debt           19,986,984   17,227,260    6,944,315    5,988,445

   Total interest expense      32,113,236   25,292,245   11,428,092    8,644,795

   Net interest income         19,076,539   17,864,290    6,666,933    6,105,435

Provision for loan losses       2,044,000      950,000      655,000      300,000

   Net interest income after
    provision for loan losses  17,032,539   16,914,290    6,011,933    5,805,435

Non-interest income
 Gain (loss) on sale of
   loans                        1,801,975    4,703,382       60,666     (234,095)
 Loan and deposit servicing
   fees                         1,664,558    1,526,748      552,615      499,663
 Other                          4,571,608    4,131,288    1,688,303    1,809,918

                                8,038,141   10,361,418    2,301,584    2,075,486

Non-interest expenses
 Compensation and employee
   benefits                     9,068,209    8,029,702    3,360,102    2,718,011
 Contractual services           2,604,307    2,946,599      878,021      936,052
 Occupancy and equipment        2,902,869    2,909,220    1,015,493    1,273,109
 Contribution to NCB
   Development Corporation        375,000      375,000      125,000      125,000
 Other                          1,782,847    2,268,064      689,370    1,136,887

   Total non-interest
     expenses                  16,733,232   16,528,585    6,067,986    6,189,059
Income before income taxes      8,337,448   10,747,123    2,245,531    1,691,862

Provision for income taxes      1,022,276      608,190      282,744      156,579

   Net income                 $ 7,315,172  $10,138,933  $ 1,962,787  $ 1,535,283

Distribution of net income
 Patronage dividends          $ 7,315,172  $10,747,123  $ 1,962,787  $ 1,691,862
 Retained earnings                            (608,190)                 (156,579)
                              $ 7,315,172  $10,138,933  $ 1,962,787  $ 1,535,283

                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


For the nine months ended September 30,               1997           1996

Cash flows from operating activities

Net income                                      $   7,315,172    $ 10,138,933
Adjustments to reconcile net income to net
 cash used in operating activities
  Provision for loan losses                         2,044,000         950,000
  Depreciation and amortization                     4,014,516       4,052,958
  Gain on sale of assets                           (1,801,975)     (5,028,011)
  Loans originated for sale                      (170,827,847)   (240,309,266)
  Proceeds from sale of loans held for sale       146,619,898     143,577,309
  Increase in other assets                         (1,999,625)     (6,811,087)
  Increase in other liabilities                    10,345,915       8,396,746

 Net cash used in operating activities             (4,289,946)    (85,032,418)


Cash flows from investing activities
  Redemption of restricted cash                     1,464,131          -
  Purchases of investment securities
   Available-for-sale                              (5,516,353)     (7,293,886)
   Held-to-maturity                                     -          (1,007,783)
  Proceeds from maturities and sales of
   investment securities
   Available-for-sale                               3,522,809       6,075,132
   Held-to-maturity                                   150,624       1,090,000
  Net increase in loans and lease financing       (42,641,746)     (8,226,320)
  Proceeds from sale of portfolio loans                 -          26,278,305
  Purchases of premises and equipment                (460,286)       (714,580)

 Net cash (used in) provided by investing
  activities                                      (43,480,821)     16,200,868

Cash flows from financing activities
  Net (decrease) increase in deposits              (6,577,401)      3,846,974
  Net increase in short-term borrowings            36,862,804      25,403,242
  Proceeds from issuance of
   long-term debt                                  31,000,000      47,500,000
  Sale of common stock                                    400           -
  Dividends paid                                     (210,173)          -
  Redemption of common stock                            -             (18,000)
  Patronage dividends paid                         (4,070,946)     (4,341,889)

Net cash provided by financing activities          57,004,684      72,390,327

Increase in cash and cash equivalents               9,233,917       3,558,777
Cash and cash equivalents, beginning of year       17,150,534      21,289,376

Cash and cash equivalents, end of period        $  26,384,451    $ 24,848,153

                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)




Supplemental disclosures of noncash investing and financing activities:

For the nine months ended September 30,                1997           1996

Unrealized loss on investment securities
 available-for-sale                              $   (29,241)     $  (510,406)

Interest paid                                     33,992,130       20,627,561

Income taxes paid                                  1,078,752          730,924

Loans charged off                                    677,168          528,145

Transfer of real estate owned from
 loans receivable to other assets                  5,168,018          879,000

                     NATIONAL COOPERATIVE BANK
                CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                       September 30, 1997
                           (Unaudited)

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

      Certain reclassifications have been made to the prior-period amounts to conform with the current year's presentation.

1. Cash, Cash Equivalents and Investment Securities

  As of September 30, 1997, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 985 days with interest rates in those portfolios varying from 5.00% to 8.50%.
                              Cash and      Investment    Investment
                                 Cash        Available-     Held-to
                              Equivalents     for-Sale     Maturity

  Cash                        $ 1,020,711   $    -        $    -
  Federal funds                 5,724,820        -             -
  Money market  securities     14,260,475        -             -
  Mutual funds                  5,378,445     2,074,442        -
  Mortgage-backed securities        -            -         2,795,783
  Corporate bonds                   -        12,513,636        -
  U.S. Treasury and
   Agency obligations               -        17,695,398        -
                              $26,384,451   $32,283,476   $2,795,783


   At September 30, 1997, the investments in the available-for-sale portfolio were recorded at aggregate fair value. As of December 31, 1996, restricted cash of $8,348,703 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $37,300,000 and $92,623,000 in 1993 and 1992, respectively.
The loans sold have original maturities of ten to fifteen years. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. On August 1, 1997, $1,464,131 was received as a reduction of the restricted cash account due to loan repayments.

2. Loans and Lease Financing

  Loans and leases outstanding by category at September 30, 1997 were:

     Commercial loans                           $341,236,076
     Lease financing                              14,554,791
     Real estate loans
       Residential                               448,100,857
       Commercial                                  7,088,823

                                                $810,980,547


  At September 30, 1997 and 1996 and December 31, 1996 real estate loans held for sale were $242.2 million, $131.8 million and $184.3 million, respectively.

3.    Impaired Assets

  Loans that became impaired after January 1, 1996 totalled $4,833,838 and $1,979,308 at September 30, 1997 and 1996,
respectively. The 1997 impaired loans are comprised of nonaccrual loans and a restructured loan totalling $3,801,463 and $1,032,375, respectively. The 1996 impaired loans are comprised of nonaccrual loans and a restructured loan totalling $1,282,100 and $697,208, respectively. A specific allowance of $1,428,349 and $244,000 was set aside for these loans at September 30, 1997 and 1996, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1997 and 1996, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totalled $346,002 and $40,271 during the nine months ended September 30, 1997 and 1996, respectively.

  At September 30, 1997 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

  At September 30, 1997 and 1996 and December 31,1996, NCB had real estate acquired through foreclosure of $5,544,726, $518,563 and $376,708, respectively, which is classified as other assets.

4.   Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 1997:

  Balance at January 1, 1997                   $15,504,510
  Provision for loan losses                      2,044,000
  Charge-offs                                     (677,168)
  Recoveries of loans previously charged off       174,436

  Balance at September 30, 1997                $17,045,778

  The allowance for loan losses as a percentage of average loans and lease financing outstanding as of the nine months ended
September 30, 1997 was 2.3%.

5.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity for the nine months ended September 30, 1997:

                                        Retained    Retained                    Total
                             Common     Earnings    Earnings      Unrealized   Members'
                              Stock     Allocated  Unallocated    Gain(Loss)   Equity

Balance, December 31, 1996 $100,352,300 $ 5,770,844 $19,113,185 $ (64,774)  $125,171,555
Net income                       -           -        7,315,172       -        7,315,172
Proceeds from issuance of
  common stock                      400      -           -            -              400
Cancellation and redemption
  of stock                   (1,131,966)     -          341,842       -         (790,124)
1996 patronage dividends
  Distributed in common
  stock and cash              6,492,799  (6,690,367)     -            -         (197,568)
Other dividends paid             -           -         (210,173)      -         (210,173)
1997 patronage dividends
  To be distributed in cash      -           -       (2,212,534)      -      (2,212,534)
  Retained in form of equity     -        4,394,014  (4,394,014)      -               0
Unrealized loss on investment
  securities available for
  sale                           -           -           -        (29,241)      (29,241)

Balance, September 30,1997 $105,713,533 $ 3,474,491 $19,953,478 $ (94,015) $129,047,487

6.   Subsequent Event

  On October 1, 1997, NCB sold approximately $196.2 million in whole loans, servicing retained, to an unrelated third party generating a net gain, including fees, of approximately $5.4 million.

7.   New Financial Accounting Standards

  In June, 1996, Statement of Financial Accounting Standards("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, financial and servicing assets are recognized if controlled or liabilities are recognized if incurred. Financial and servicing assets are removed from the statement of income when control has been surrendered and liabilities are removed when extinguished. SFAS No. 125 was effective and adopted by NCB on January
1, 1997 and was applied prospectively. NCB did not experience any material effect on its financial position from this implementation.

  In February, 1997, SFAS No. 129,"Disclosure of Information about
Capital Structure" was issued. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinion 10, Omnibus Opinion -1966 and FASB Statement No. 47, Disclosure of Long-Term Obligations. This statement shall be effective for financial statements for periods ending after December 15, 1997. NCB does not anticipate any material impact from the implementation of SFAS No. 129.

  In June, 1997, SFAS No. 130 was issued - "Reporting Comprehensive Income". SFAS No. 130 requires that certain financial activity typically disclosed in members' equity be reported in the statements of income as an adjustment to net income in determining comprehensive income. The only item applicable to the Bank would include gain/loss on securities available-for-sale. Items identified as comprehensive income should be reported also in the statements of comprehensive income and the statements of changes in members' equity, under separate captions. SFAS No. 130 is effective for NCB on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. NCB does not anticipate any material financial impact from the implementation of SFAS No. 130.

  In June, 1997, SFAS No. 131 was issued - "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires the reporting of selected segmented information in quarterly and annual reports. Information from operating segments is derived from methods used by NCB's management to allocate resources and measure performance. NCB is required to disclose profit and losses, revenues and assets for each segment identified, including reconciliations of these items to consolidated totals. NCB is also required to disclose the basis for identifying the segments and the type of products and services within each segment. SFAS No. 131 is effective for NCB on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. NCB does not anticipate any material impact from the implementation SFAS No. 131.

                    NATIONAL COOPERATIVE BANK
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


SUMMARY

  NCB's net income for the nine months ended September 30, 1997 was $7.3 million. This was a 27.9% or $2.8 million decrease compared with $10.1 million for the nine months ended September 30, 1996. The variance resulted primarily from a 22.4% decrease in non interest income and an increase in the provision for loan losses of 115.2%. For the three month period, net income increased to $2.0 million from $1.5 million due to an increase in net interest income and non interest-income.

  Total assets were $913.9 million at September 30, 1997, representing growth of $74.6 million or 8.9% from $839.3 million at December 31, 1996. This growth resulted from increases in loan receivables, net of allowance for loan losses, of $59.3 million, cash, cash equivalents, restricted cash and investments of $9.6 million and remaining assets of $5.7 million.

  The annualized return on average total assets was 1.15% for the nine months of 1997 compared with 1.89% for the same period in 1996. The annualized return on average equity for the period ended September 30, 1997 and 1996 was 7.63% and 11.16%, respectively.

NET INTEREST INCOME

  Net interest income for the nine months ended September 30, 1997 increased 6.8% or $1.2 million from the same period in the prior year.
As shown on Table 2, the increase resulted primarily from higher volume of loans and leases outstanding. In comparison to the year earlier quarter, net interest income for the three months ended September 30,1997 increased 9.2% or $561 thousand. As shown on Table 2A, there were positive variances of $258 thousand and $302 thousand related to volume and yield, respectively.

  As shown on Table 1 and 1A, the net yield on interest earning assets dropped 36 basis points to 3.17% from 3.53% and 19 basis points to 3.37% from 3.56% for the nine month and three month periods ended September 30,1997. This is due largely to the repricing in October, 1996 of $36 million of subordinated debt and to the increased volume in 1997 of loans held for sale.

  For the nine months ended September 30,1997, interest income went up 18.6% or $8.0 million to $51.2 million compared with $43.2 million from the prior year. The increase in interest income was mostly due to a higher average balance of the interest earning assets. As shown on Table 1, the average rate of the interest earning assets was flat for both nine month periods ended September 30. As shown on Table 2, interest income for the nine month ended September 30, 1997 increased $8.1 million due to increased volume but decreased $142 thousand due to a drop in interest rates.

  Interest income increased 22.7% or $3.3 million to $18.1 million for the three months ended September 30, 1997 compared with $14.8 million of the prior year's quarter. As shown on Table 2A, interest income increased $2.4 million and $991 thousand due to increased volume and increasing rate environment,respectively.

  Interest expense increased $6.8 million to $32.1 million for the nine months ended September 30, 1997 compared with $25.3 million for the same period in 1996. For the three month period ended September 30, 1997, interest expense increased $2.8 million to $11.4 million from $8.6 million for the three months ended September 30, 1996. As shown on Table 1 and Table 1A, the yield on interest bearing liabilities at September 30, 1997 and for the quarter ended September 30, 1997 went up 24 basis points and 77 basis points, respectively. The increase was due to the repricing of the $53.5 million of subordinated debt and the use of the short term and long term facilities to fund growth of the loans held for sale.


NON-INTEREST INCOME

  Non-interest income for the nine months ended September 30, 1997 of $8.04 million decreased 22.4% or $2.3 million from $10.4 million for the same period last year. The majority of the decrease was caused by a lesser amount of asset sales to the secondary market. The fees and gains on sale of blanket mortgages totalled $4.7 million for the nine months ended September 30,1996 compared with $1.8 million in the same period in 1997. This decrease was partially offset by an increase of $578.1 thousand in servicing fees and other income due to an increase in the servicing portfolio.

  For the three month period ended September 30, 1997 non-interest income went up 10.9% to $2.3 million from $2.1 million at the same period in the prior year.


NON-INTEREST EXPENSES

  Non-interest expenses for the nine months ended September 30, 1997 slightly increased 1.2% or $204.6 thousand to $16.7 million from $16.5 million for the nine months ended September 30, 1996. Compensation and benefits, the largest component of non-interest expenses, increased 12.9% or $1.0 million due to a higher employee base at the start of 1997 and also to higher bonus accruals for the current period compared with 1996. Contractual services and other expenses decreased 15.9% or $827.5 thousand due to management's continued emphasis on prudent controls of non-interest expenses. Excluding the voluntary contribution to NCB Development Corporation, non-interest expense as a percentage of average assets, decreased to 1.9% for the nine months ended September 30, 1997 from 2.3% for the nine months ended September 30,1996.

  For the three months ended September 30, 1997, non-interest expenses decreased $121.1 thousand or 2% to $6.1 million from $6.2 million for the same period in 1996. Compensation and employee benefits increased 23.6% or $642.1 from $2.7 million for the three month period in the prior year. The increase was primarily due to the timing of new hires and greater commissions paid to loan officers because of higher loan production. This increase was offset by decreases in contractual services, occupancy and equipment and other expenses in the total amount of $763.2 thousand. Payment of FDIC insurance premium during the third quarter of 1996 accounted for 67.3% of this decrease.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                             Nine Months Ended September 30,
ASSETS                             1997                      1996
                       Average    Income/  Yields/ Average  Income/  Yields/
                       Balance    Expense  Rates   Balance  Expense  Rates

Interest earning assets
 [S]                    [C]       [C]      [C]    [C]       [C]      [C]
 Real estate loans      $369,237  $24,198  8.74%  $287,824  $19,733  9.14%
 Commercial loans
   and leases            368,887   23,764  8.59%   327,740   20,552  8.36%

 Total loans and
  leases                 738,124   47,962  8.66%   615,564   40,285  8.73%

 Investment securities
  and cash equivalents    63,291    3,228  6.80%    59,857    2,871  6.40%

 Total interest earning
  assets                 801,415   51,190  8.52%   675,421   43,156  8.52%

Allowance for loan
  losses                 (16,492)                  (14,863)

Non-interest earning assets
 Cash                      5,089                     3,541
 Other assets             59,133                    46,077

 Total non-interest
  earning assets          64,222                    49,618

 Total assets           $849,145                  $710,176

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt      $182,542    7,797  5.70%  $182,970    7,084  5.16%
 Notes payable           426,120   21,345  6.68%   303,255   15,178  6.67%
 Deposits                 83,892    2,971  4.72%    81,606    3,030  4.95%
 Total interest bearing
    liabilities          692,554   32,113  6.18%   567,831   25,292  5.94%

Other liabilities         35,556                    21,310
Members' equity          121,035                   121,035
 Total liabilities and
    members' equity     $849,145                  $710,176

Net interest earning
 assets                 $108,861                  $107,590
Net interest revenues
 and spread                       $19,007  2.33%            $17,864  2.58%
Net yield on
 interest earning assets                   3.17%                     3.53%

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                              Three Months Ended September 30,
ASSETS                               1997                       1996
                          Average   Income/  Yields/ Average   Income/ Yields/
                          Balance   Expense  Rates   Balance   Expense Rates

Interest earning assets
 Real estate loans        $357,963  $ 9,043  10.11%  $302,579  $ 6,968  9.21%
 Commercial loans
  and leases               369,832    8,030   8.69%   334,263    6,795  8.13%

 Total loans and
  leases                   727,795   17,073   9.38%   636,842   13,763  8.64%

 Investment securities
  and cash equivalents      64,029    1,021   6.38%    50,058      988  7.89%

 Total interest earning
  assets                   791,824   18,094   9.14%   686,900   14,751  8.59%

Allowance for loan
  losses                   (17,107)                   (15,037)

Non-interest earning assets
 Cash                        6,585                      4,382
 Other assets               62,334                     51,567
 Total non-interest
  earning assets            68,919                     55,949

 Total assets             $843,636                   $727,812

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt        $182,542    2,630  5.76%  $182,934    2,394  5.23%
 Notes payable             415,187    7,843  7.56%   318,134    5,257  6.61%
 Deposits                   84,501      954  4.52%    81,804      994  4.86%

 Total interest bearing
  liabilities              682,230   11,427  6.70%   582,872    8,645  5.93%

Other liabilities           33,787                    21,806
Members' equity            127,619                   123,134
 Total liabilities and
  members' equity         $843,636                  $727,812

Net interest earning
 assets                   $109,594                  $104,028
Net interest revenues
 and spread                         $ 6,667  2.44%            $ 6,106  2.66%
Net yield on
 interest earning assets                     3.37%                     3.56%

Table 2
Change in Net Interest Income
(dollars in thousands)

For the nine months ended September 30, 1997 compared to 1996

                          Increase (decrease) due to changes in:

                                 Average   Average
                                 Volume*    Yield         Net**

Interest Income

Cash equivalents and
 investment securities         $  170      $   187     $  357
Commercial loans and leases     2,638          574      3,212
Real estate loans               5,369         (903)     4,466

 Total interest income          8,177         (142)     8,035

Interest Expense

Deposits                           83         (142)       (59)
Notes payable                   6,977         (810)     6,167
Subordinated debt                 (17)         729        712

 Total interest expense         7,043         (223)     6,820

Net interest income            $1,134      $    81     $1,215


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and" change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended September 30, 1997 compared to 1996

                             Increase (decrease) due to changes
                             in:

                             Average    Average
                             Volume*     Yield     Net**
Interest Income

Cash equivalents and
 investment securities       $  244     $(211)    $   33
Commercial loans and leases     753       483      1,236
Real estate loans             1,356       719      2,075

 Total interest income        2,353       991      3,344

Interest Expense

Deposits                         32       (71)       (39)
Notes payable                 2,068       518      2,586
Subordinated debt                (5)      242        237

 Total interest expense       2,095       689      2,784

Net interest income          $  258     $ 302     $  560


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the nine months ended September 30, 1997 was $1.02 million compared with the prior year's provision of $608 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at September 30, 1997 increased $11.0 million or 21.9% from $50.4 million at year-end 1996. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.0% at September 30, 1997 from 7.3% at December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at September 30, 1997 increased 9.9% to $17.0 million from $15.5 million at December 31, 1996. The allowance during the period was impacted by loans charged off, net of recoveries of loans previously charged off, amounting to $502.7 thousand and the loan loss provision of $2.04 million. Net chargeoffs as a percentage of average loans and leases outstanding are .07% for both the nine months ended September 30,1997 and 1996 compared with .2% for the year ended December 31, 1996. For the nine months ended September 30,1997, NCB's provision for loan losses as a percentage of average loans and leases outstanding at September 30, 1997 increased to .4% compared with .1% for the same period in 1996. The increase in the provision is the result of two factors:
1) growth in the real estate and commercial portfolio from the prior year, and 2) management's assessment that additional provision should be recorded due to the current economic environment.

 The loan loss allowance as a percentage of average loans and leases increased to 2.3% at September 30, 1997 from 2.1% at December 31, 1996. Overall, credit quality remained strong and management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total nonperforming assets (restructured and non-accruing loans and real estate owned) increased 42.4% from $8.1 million at December 31, 1996 to $11.6 million at September 30, 1997. The increase was the result of a foreclosure on a $5.4 million loan to a food wholesaler in the month of September, 1997. Nonperforming assets as a percentage of loans and leases outstanding plus real estate owned were 1.4% at September 30, 1997 compared with 1.1% at year-end 1996. The allowance for loan losses as a percentage of nonperforming assets decreased to 147.4% at September 30,1997 from 190.8% at December 31, 1996.

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)
                    9/30/97         12/31/96      % Change
Deposits           $ 82,043        $ 88,620          (7.4%)
Short term debt     261,363         224,500          16.4%
Long term debt      233,660         202,137          15.6%
Subordinated debt   182,803         182,853           0.0%

 Total             $756,869        $698,110           8.4%

    Interest bearing liabilities increased by 8.4% to $756.9 million at September 30, 1997 from $698.1 million at December 31, 1996.

    For the first nine months of 1997, deposits at NCB Saving Bank, FSB dropped 7.4% to $82.0 million. The decrease was attributable to scheduled maturities of certificate of deposits. Average maturity of the certificates of deposits is 13 months.

    At September 30,1997, total short term and long term borrowings (including the subordinated debt) increased 10.7% from year-end 1996. Proceeds from the borrowings were used to fund asset growth, largely the loans available for sale. NCB had approximately $258.4 million outstanding on its short term facilities at the end of the quarter. Included in the short term borrowings are $31.4 million from an affiliate and cooperative entities and $30.0 million of commercial paper. Long term debt increased 15.6% from year-end 1996 due to the issuance of $40.0 million of medium-term notes and $10.0 million under the long term facilities; such increase was partially offset by a paydown of $19.0 million in long-term notes. Unused capacities under the short term and long term facilities of approximately $153.0 million and $90.0 million, respectively, are sufficient to meet anticipated commitments during 1997.

TABLE 3
Nonperforming assets
(dollars in thousands)

                    Sept. 30, June 30,  March 31,  Dec. 31,   Sept. 30,
                      1997      1997      1997       1996       1996

Real estate owned   $ 5,545   $   208   $  377     $  377     $  518

Non-accruing          3,801     5,577    2,731      2,601      1,282

Restructured          2,218     5,028    5,098      5,147      4,115

Total               $11,564   $10,813   $8,206     $8,125     $5,915

Part II Other Information

Item 2. Changes in Securities

 (c) During the period covered by this report, NCB sold one share of its Class C stock without registration under the Securities Act of 1933 (the "1933 Act") in reliance on the exemption from registration provided by section 4 (2) of the 1933 Act. The stock was sold for $100 in cash without any underwriting discounts or commissions to a cooperative organization eligible to obtain loans from NCB. The stock was not offered to the general public; the purchaser had access to essentially the same information that would be contained in a registration statement and had the capability to evaluate the merits of such an investment.





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


             NATIONAL CONSUMER COOPERATIVE BANK


Date:

                                  By: /s/ Richard L. Reed
                                     Richard L. Reed,
                                     Managing Director,
                                     Chief Financial Officer



                                  By: /s/ Marietta J. Orcino
                                     Marietta J. Orcino
                                     Vice President,
                                     Tax & Regulatory Compliance

                                                  Exhibit No. 27
                     Financial Data Schedule

            Appendix C to Item 601  of Regulation S-K
  Bank Holding Companies and Savings and Loan Holding Companies
                   Article 9 of Regulation S-X

   Item Number         Item Description                     Amount

   9-03 (1)            Cash                                    1,020,711
   9-03 (2)            Int-bearing deposits                   19,638,920
   9-03 (3)            Fed-Funds-Sold                          5,724,820
   9-03 (4)            Trading-Assets                                  0
   9-03 (6)            Investments-Held-For-Sale              35,019,259
   9-03 (6)            Investments-Carrying                            0
   9-03 (7)            Loans                                 810,980,547
   9-03 (7) (2)        Allowance                              17,045,778
   9-03 (11)           Total-Assets                          913,912,032
   9-03 (12)           Deposits                               82,042,601
   9-03 (13)           Short-Term                            261,362,804
   9-03 (15)           Liabilities-Other                      24,996,435
   9-03 (16)           Long-Term                             416,462,705
   9-03 (21)           Common                                105,713,533
   9-03 (22)           Other Stock Equity                         94,015
   9-03 (23)           Total-Liability-And-Equity            913,912,032
   9-04 (1)            Interest-Loan                          47,961,897
   9-04 (2)            Interest-Invest                         3,227,878
   9-04 (5)            Interest-Total                         51,189,775
   9-04 (6)            Interest-Deposit                        2,971,432
   9-04 (9)            Total Interest-Expense                 32,113,236
   9-04 (10)           Interest-Income-Net                    19,076,539
   9-04 (11)           Loan-Losses                             2,004,000
   9-04 (13) (h)       Securities-Gains/Loss                           0
   9-04 (14)           Expense-Other                          16,733,232
   9-04 (15)           Income-Pretax                           8,337,448
   9-04 (20)           Net-Income                              7,315,172
   9-04 (21)           EPS - Primary                                9.23
   9-04 (21)           EPS - Diluted                                9.23
   I.B.5               Yield-Actual Int Earning                     3.17
   III.C.1 (a)         Loans-Non-accrual                       3,801,463
   III.C.1 (b)         Loans-Past 90 days                      1,164,683
   III.C.1.(c)         Loans-Troubled                          2,218,862
   III.C.2             Loans-Potential Problem                         0
   IV.A.1              Allowance-Beginning                    15,504,510
   IV.A.2              Charge-Offs                               677,168
   IV.A.3              Recoveries                                174,436
   IV.A.4              Allowance-End                          17,045,778
   IV.B.1              Allowance-Domestic                              0
   IV.B.2              Allowance-Foreign                               0
   IV.B.3              Allowance-Unallocated                  17,045,778