Form 10-K
period 1997-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-03-30
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.
                            20549

                          FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997 Commission file number 2-99779

            National Consumer Cooperative Bank
      (Exact name of registrant as specified in its charter)

   United States of America
   12 U.S.C. Section 3001 et. seq.)        52-1157795
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)        Identification No.)

       1401 Eye Street N.W., Suite 700  Washington, D.C. 20005
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code  (202)336-7700

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. A subsidiary of the registrant holds 2.97% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.

                 ( Cover Continued on Next Page )


                       ( Cover Continued )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Outstanding at December 31, 1997

Class C
(Common stock, $100.00 par value)            219,044

Class B
(Common stock, $100.00 par value)            840,045

Class D
(Common stock, $100.00 par value)                  3


                              INDEX

                              PART I

Item 1  Business......................................... 1

Item 2  Properties......................................  8

Item 3  Legal Proceedings.................................8

Item 4  Submission of Matters to a Vote
         of Security Holders............................  8

                             PART II

Item 5  Market for the Registrant's Common Stock and Related
         Stockholder Matters...........................   9

Item 6  Selected Financial Data..........................12

Item 7  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.  13

Item 7A Quantitative and Qualitative Disclosures about
         Market Risk...................................  23

Item 8  Financial Statements and Supplementary Data.. .  26

Item 9  Changes in and Disagreements with Accountants,
         on Accounting and Financial Disclosure........  62


                             PART III

Item 10  Directors and Executive Officers of the
          Registrant...................................  62

Item 11  Executive Compensation........................  71

Item 12  Security Ownership of Certain Beneficial
          Owners and Management........................  72

Item 13  Certain Relationships and Related
          Transactions.................................  73

                             PART IV

Item 14  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K......................  78





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

         In the legislation chartering NCB (the National Consumer Cooperative Bank Act or the "Act"), Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation's economy as a whole. To further the development of cooperative businesses, Congress specifically directed NCB (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and
(5) to encourage ownership of its equity securities by cooperatives and others.

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

         The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, New York City, and San Francisco. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its offices in Ohio.

         When used in this report, the words "believes", "anticipates", "expects", "seeks" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: competition within each of NCB's businesses, the effects of international, national and regional economic conditions, the availability of capital and other risks described from time to time in NCB's filings with the Commission. Given these uncertainties, investors are cautioned not to place undue reliance on such statements. NCB also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

         Eligibility Requirements. Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives.

         Lending Authorities. The Board of Directors establishes its policies governing the lending operations in compliance with the Act and the policies are carried out by management pursuant to written loan policies adopted by the Board. The management in turn adopts and implements guidelines and procedures consistent with stated Board directives. Lending policies and guidelines are reviewed regularly by the Board of Directors and management to make needed changes and amendments.

         Management may approve individual credit exposures of up to 75% of the single borrower lending limit which is equal to 15% of NCB's capital (using the definition of capital for national banks as set forth by the Office of the Comptroller of the Currency) without prior approval of the Board. The President may delegate authorities up to this limit to such committees and individual officers as he may deem appropriate.

         The Bank's senior management approves credit commitments that exceed individual or team lending authority.

LENDING LIMITS

Single Borrower

         The total amount of loans, letters of credit, leases and other financing that may be made available to any one borrower may not exceed 15% of defined capital. The approval of any loan to a single borrower which has a combined total of financing from NCB in excess of 75% of the 15% limit is subject to the prior approval of the Loan and Business Development Committee of the Board.

Cooperatives of Primary Producers

         The total dollar value of loans to cooperatives that produce, market and furnish goods, services and facilities on behalf of their members as primary producers may not exceed 10% of the gross assets of NCB. The total dollar volume of loans outstanding to any producer cooperative may not exceed 20% of the amount available for loans to all producer cooperatives.

INTEREST RATES

Generally

         NCB charges interest rates approximately equal to the market rates charged by other lending institutions for comparable types of loans. NCB seeks to price its loans to yield a reasonable return on its portfolio in order to build and maintain its financial viability and to encourage the development of new and existing cooperatives. In addition, in an attempt to ensure that NCB will have access to additional sources of capital in order to sustain its growth, it seeks to maintain a portfolio that is competitively priced and of sound quality.

Interest Rates for Real Estate Loans

         NCB offers both adjustable and fixed rates based on a basis point spread over recognized indexes such as LIBOR and U.S. Treasury securities with yields adjusted to a constant maturity. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, cooperative payment history, reserves, occupancy level and cash flow.

Interest Rates on Commercial Loans

         NCB makes commercial loans at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assessment of risk of the transaction. Typically, commercial loan repayment schedules are structured by NCB with flat monthly principal reduction plus interest on the outstanding balance.

Fees

         NCB typically assesses fees to cover the costs to NCB of its consideration of and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The fees paid to outside vendors such as appraisers, environmental consultants and legal counsel retained by NCB for loan transactions are charged to the borrower.

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

Loans Benefiting Low-Income Persons

         Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB's outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development.
As of December 31, 1997, 25.4% of the outstanding loans was to "low income persons".

Loans for Residential Purposes

         The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30 percent of the gross assets of NCB.

         To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1997, approximately 15.0% of NCB's total assets consisted of loans which qualify under the residential cap.

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

         NCB Capital Corporation ("NCBCC") is a wholly-owned subsidiary of NCB that originates loans to cooperatives and sells loans in the secondary market. The company's name was changed from NCB Mortgage Corporation in November, 1997.

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

REGULATION

         NCB is organized under the laws of the United States. NCB is examined annually by the Farm Credit Administration, and the General Accounting Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB's charter. NCB Savings Bank, FSB is regulated by the Office of Thrift Supervision.

TAXES

         The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of the Act, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period which has reduced NCB's federal income tax liability.

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

         NCB has determined that under the Internal Revenue Code as amended by the Bank Act, all income generated by NCB and its subsidiaries, with the exception of NCB Savings Bank, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.

         NCB's subsidiaries are subject to state income taxes.

AGREEMENT CONCERNING CLASS A NOTES

         Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of January 1, 1998, the face amounts and current maturities of the outstanding replacement notes were as follows:

                     Current
      Replacement    Maturity     Face
         Note          Date      Amount       Maturity

           1          4/1/98    $53,553,328   3 months

           2         10/1/99    $36,854,000  36 months

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

FURTHER INFORMATION

         For further information concerning the development of NCB's business in 1997, please see the response to Item 7.

                       ITEM 2. PROPERTIES

         NCB leases space for its Washington, D.C. headquarters and for three regional offices located in Anchorage, New York City, and San Francisco. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its offices in Ohio. NCB's headquarters is 34,464 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December 31, 1997 was $1,293,000 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

         Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:


                                                Other
                Year       Headquarters         Offices

                1998         $1,320,000         $231,960

                1999         $1,340,000         $ 21,609

                2000         $1,360,000

                2001         $1,380,000

                2002         $  389,000


                   ITEM 3. LEGAL PROCEEDINGS

         NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

            Item 4. SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS

         NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1997.

                            PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS

         NCB currently has three classes of stock outstanding whose rights are summarized as follows:

         Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and requires each borrower to hold Class B stock at the time the loan is made whose par value is equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB will also repurchase, at par value, any shares of Class B stock that it is required to be repurchased from holders by the terms of the contracts under which such stock was originally sold by NCB. At December 31, 1997, the stock required to be repurchased was approximately $150,000. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

         Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock(or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 6.4% during 1997. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared.
The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of the NCB's Board of Directors. The Board declared an initial dividend of 83 cents per share of Class C stock, payable on June 30, 1996 to holders of record as of March 31, 1996. On April 24, 1997, the Board declared a cash dividend of $1.02 per share of Class C stock payable on or before June 30, 1997 to holders of record as of March 31, 1997. In November, 1996, the Board approved a dividend de minimus provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

         Class D Stock - Class D stock is non-voting stock that may be held by any person. Only three shares are outstanding and NCB has no present intention to issue any additional shares of such stock. The Act permits NCB to pay dividends on Class D stock but NCB has no present intention to declare any such dividends. Class D stock is transferable only with the approval of NCB. No requests for approval of such transfers have been made to NCB.

         There is no established public trading market for any class of NCB's common equity, and it is unlikely that any such market will develop in view of the restrictions on transfer of NCB's stock discussed above. Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Bank Act for borrowers from NCB and may be permitted by NCB, within the limits set forth above, to transfer Class B stock to another borrower from NCB.

         As of December 31, 1997 there were 1,188 holders of Class B stock, 374 holders of Class C stock, and 3 holders of Class D stock.

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

         Under NCB's current patronage refund policy that became effective in 1995, NCB makes the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 16% of its loan amount and thereafter in Class C stock. Under the current patronage refund policy, NCB intends to pay a higher percentage of the patronage refund in cash to those patrons who have greater holdings of Class B and Class C stock in proportion to their loan amount. NCB generally intends to pay a minimum 35% of the patronage refund in cash to those patrons with stock holdings of 1.0% or more of their loan amount and up to 55% to those patrons with stock holding of 12.5% or more of their loan amount. There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year.

         NCB has declared a patronage refund for the year ended
December 31, 1997 of approximately $14.0 million of which $5.9 million will be distributed in cash and $8.1 million in Class B or Class C stock.

Sales of Unregistered Shares of Class C Stock

         During the last quarter of 1997, NCB sold one share of its Class C stock without registration under the Securities Act of 1933 (the "1933 Act") in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act. The stock was sold for $100 a share in cash without any underwriting discounts or commissions to cooperative organizations eligible to obtain loans from NCB. The stock was not offered to the general public; the purchasers had access to essentially the same information that would be contained in a registration statement and had the capability to evaluate the merits of such an investment.

                             ITEM 6. SELECTED FINANCIAL DATA
                                 (DOLLARS IN THOUSANDS)
At December 31,                    1997      1996      1995     1994      1993


 Loans and leases outstanding    $773,768  $750,094  $597,190 $501,090  $457,713
 Allowance for loan losses         17,638    15,505    14,554   13,031    12,309
 Total assets                     869,304   839,336   684,532  567,321   535,767
 Total capital*                   314,376   307,714   300,995  295,749   292,581
 Subordinated debt**              182,542   182,542   182,542  182,542   182,542
  Long-term borrowings, including
   subordinated debt              387,335   384,679   337,230  287,899   312,897
  Members' equity                 131,833   125,172   118,453  113,207   110,039
  Other borrowed funds
   including deposits             531,740   515,257   365,288  256,315   230,868

For the Years Ended December 31,   1997      1996      1995     1994      1993
 Total interest income           $ 68,787  $ 61,265  $ 52,770 $ 41,714  $ 39,451
 Total interest expense            41,944    35,299    30,753   20,609    20,633
 Net interest income               26,843    25,966    22,017   21,105    18,788
 Net income                        12,462    11,199     9,083    8,877     8,616
 Ratios
  Capital to assets                 36.2%     36.7%     44.0%    52.3%     54.6%
  Return on average assets           1.5%      1.5%      1.5%     1.7%      1.6%
  Return on average members'
   equity                            9.7%      9.2%      7.8%     7.9%      8.0%
  Net yield on interest
   earning assets                    3.3%      3.7%      3.7%     4.2%      3.8%

  Average members' equity as a percent of
   Average total assets             15.3%     16.5%     18.9%    21.5%     20.4%
   Average total loans and
    lease financing                 17.9%     19.2%     21.9%    25.0%     24.3%
    Net average loans and lease
     financing to average
     total assets                   85.5%     84.3%     84.0%    83.4%     81.9%

  Net average earning assets to
   average total assets             96.5%     92.4%     92.7%    94.8%     93.9%
  Allowance for loan losses
   to loans outstanding              2.3%      2.1%      2.5%     2.6%      2.7%
  Provision for loan losses
   to average loans outstanding      0.5%      0.3%      0.4%     0.2%      0.3%

 * - Capital includes members' equity and subordinated debt
** - Excludes deferred hedge gains

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial summary

1997 vs. 1996

         Net income of $12.5 million in 1997 increased 11.3% from $11.2 million in 1996. The growth in net income was due to increased volume of commercial and mortgage lending activities, servicing fees and other non-interest income. The impact of the increase in net interest income was partially offset by increases in the provision for loan losses, non-interest expenses and provision for income taxes.

         Credit quality in NCB's lending portfolio remained strong during 1997. Nonperforming assets amounted to 1.3% of total assets at year end. Net chargeoffs as a percentage of total loans and leases outstanding at December 31, 1997 was .18%. The provision for loan losses as a percentage of average loans and leases increased to .5% in 1997 from .3% in 1996. In this same period, the allowance for loan losses as a percentage of loans and leases has increased to 2.3% in 1997 from 2.1% in 1996.

         The return on average assets remained unchanged in 1997 and 1996 at 1.5%. The return on average equity increased to 9.7% compared with 9.2% in 1996.

         Total assets increased 3.6% or $30.0 million to $869.3 million as of December 31, 1997 from $839.3 million at year end 1996. Loans outstanding showed a 3.2% increase over last year primarily due to growth in real estate loans held for sale and lease financing.

Net Interest Income

         Net interest income for the year ended December 31, 1997 increased 3.4% or $0.9 million from the same period in the prior year. The increase resulted primarily from higher volume of loans and leases outstanding.

         As shown on Table 2, the net yield on interest earning assets dropped 29 basis points to 3.32% from 3.61% for the year ended December 31, 1996. The yields on average interest earning assets dropped slightly to 8.51% in 1997 from 8.52% in 1996 due to a declining market interest rates on interest bearing assets. Yields on interest bearing liabilities increased from 6.01% in 1996 to 6.20% in 1997 due to the repricing of the subordinated debt and higher volume and interest rates on our borrowings. As a result, the net spread decreased 20 basis points to 2.31% at year end December 31, 1997 compared with 2.51% at the prior year end.

         For the year ended December 31, 1997, interest income increased 13.7% to $68.8 million compared with $61.3 million from the prior year. The increase in interest income was mostly due to a higher average balance of interest earning assets. Average loans and leases outstanding at December 31, 1997 increased to $720.3 million compared with $633.4 million at December 31, 1996.

         Total interest expense increased $6.6 million to $41.9 million for the year ended December 31, 1997 from $35.3 million in 1996. As shown on Table 2, the average rate on interest bearing liabilities at December 31, 1997 went up 19 basis points to 6.20% compared with 6.01% at December 31, 1996. The increase was primarily due to the repricing of $53.5 million of subordinated debt and increased use of long term facilities.

         See Table 1 & Table 2

Table 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)


                           1997 Compared to 1996        1996 Compared to 1995
                        Increase (decrease) due to   Increase (decrease) dueto
                                  change in:                   change in:

 For the years ended    Average  Average               Average  Average
  December 31,          Volume*  Rate      Net**       Volume   Rate     Net**

Interest Income

Cash equivalents and
 investment securities  $  162   $   482   $  644      $  406   $  (419) $   (13)
Commercial loans and
 leases                  4,123       367    4,490       3,659    (1,592)   2,067
Real estate loans        3,440    (1,052)   2,388       5,378      (339)   5,039

Total interest income    7,725      (203)   7,522       9,443    (2,350)   7,093

Interest Expense

Deposits                    53      (192)    (139)        616        35      651
Notes payable            6,413      (236)   6,177       6,212    (1,269)   4,943
Subordinated debt          (22)      628      606           2    (1,050)  (1,048)

Total interest expense   6,444       200    6,644       6,830    (2,284)   4,546

Net interest income     $1,281   $  (403) $   878      $2,613   $   (66) $ 2,547

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
For the years ended December 31,
                                    1997                        1996                 1995
                                             Average                      Average                    Average
Assets                   Average   Income/   Rate/    Average   Income/   Rate     Average  Income/  Rate/
                         Balance*  Expense   Yield    Balance*  Expense   Yield    Balance* Expense  Yield

Interest earning assets

Real estate loans       $355,160 $30,951    8.71%    $316,015 $28,565    9.04%     $256,564 $23,524  9.17%
Commercial loans and
 leases                  365,143  31,599    8.65%     317,427  27,106    8.54%      275,352  25,039  9.09%

  Total loans and
   leases                720,303  62,550    8.68%     633,442  55,671    8.79%      531,916  48,563  9.13%

Investment securities and
 cash equivalents         87,386   6,237    7.14%      77,926   5,594    7.18%       55,890   4,207  7.52%

  Total interest earning
   assets                807,689  68,787    8.52%     711,368  61,265    8.61%      587,806  52,770  8.97%

Allowance for loan
 losses                  (16,747)                     (14,976)                      (13,309)

Non-interest earning assets
  Cash                     5,028                        4,577                         5,023
  Other                   46,176                       33,021                        37,518

Total non-interest earning
 assets                   51,204                       37,598                        42,541

Total assets            $842,146                     $733,990                      $617,038
Liabilities and members' equity

Interest bearing liabilities
  Subordinated debt     $182,542 $10,455    5.73%    $182,943 $ 9,849    5.38%     $182,915 $10,897  5.96%
  Note payable           409,767  27,518    6.72%     321,080  21,341    6.65%      229,963  16,398  7.13%
  Deposits                84,147   3,971    4.72%      83,056   4,109    4.95%       70,596   3,458  4.90%

  Total interest bearing
   liabilities           676,456  41,944    6.20%     587,079  35,299    6.01%      483,474  30,753  6.36%

Other liabilities         36,754                       25,038                        17,178
Members' equity          128,936                      121,873                       116,386

  Total liabilities and
   members' equity      $842,146                     $733,990                      $617,038

Net interest earning
 assets                 $131,233                     $131,335                      $104,332
Net interest revenues
 and spread                      $26,843    2.32%             $25,966    2.60%              $22,017  2.61%
Net yield on interest earning
 assets                                     3.32%                        3.65%                       3.74%

*Based on monthly balances. Average loan balances includes nonaccrual loans.


Credit quality

         Credit quality remained strong in 1997. NCB maintains loan loss reserves that, in management's judgement based on current expectations relative to portfolio characteristics, are adequate to absorb future losses inherent in the loan portfolio.

         An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established that seek to eliminate undue credit risk on the balance sheet. They include a multilevel approval processes and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility.

         To manage credit risk over a wide geographic area and lending in multiple industries, NCB uses a team-based approval process which relies upon the expertise of lending teams familiar with particular segments of our industry. Those credit facilities exceeding delegated lending authority for each team are approved by senior management in an attempt to ensure the quality of lending decisions. Financial analysis of the industries and regions serviced is regularly performed by the various lending teams that keep abreast of economic events and market conditions throughout the United States.

         Loans with developed risk characteristics that make their full and timely payment uncertain are assigned to the Special Assets Department. The Department determines, on a case-by-case basis, the best course of action to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

         By maintaining an adequate allowance for loan losses, management seeks to protect NCB's capital against the risk of losses inherent in the credit extension process. The allowance is increased by the provision for possible credit losses and decreased by the amount of charge-offs, net of recoveries. The adequacy of the allowance for loan losses is determined based on risk ratings, current and projected economic conditions, concentrations, diversification, and portfolio size, among other relevant factors.

         The provision for loan losses increased to $3.5 million in 1997 from $1.95 million in 1996. The increase was largely attributable to identified downgrade of loans as well as growth in the portfolio. The provision as a percentage of average loans and leases outstanding increased to .5% in 1997 from .3% in 1996.

         The allowance for loan losses increased 13.8% to $17.6 million in 1997. The allowance as a percentage of loans and leases outstanding increased to 2.3% at December 31, 1997 from 2.1% at December 31, 1996. The allowance as a percentage of non-performing loans ( restructured and non-accruing loans ) increased to 303% in 1997 compared with 200% in the prior year.

         Total non-performing assets ( non-accruing and restructured loans and real estate owned(REO)) increased to $10.9 million at December 31, 1997 from $8.1 million at December 31, 1996. Non-performing assets as a percentage of loans and leases outstanding plus REO increased to 1.4% in 1997 from 1.1% in 1996. Non-performing assets as a percentage of total capital increased to 8.3% in 1997 from 6.5% in 1996.

         See Table 3 & Table 4

         Non-accruing loans, as a percentage of loans and leases, remained at .3% at year-end 1997 and 1996. Restructured loans decreased to $2.8 million in 1997 compared with $5.1 million in 1996 due to a repayment of a real estate loan in July 1997. As of year end, all restructured loans were current.

         The majority of NCB's loans are to cooperatives in industries such as owner-occupied multi-family residential housing, food distribution, health care, and financial services.
NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.

         The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to seasoned housing cooperatives with low loan-to-value ratios. NCB also has minimal credit exposure to highly leveraged transactions, commercial real estate and construction loans. NCB has no foreign loan exposure.

         See Table 5

Non-interest income

         Non-interest income increased by 32.6% to $14.6 million in 1997. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. The majority of the increase was caused by the higher amount of asset sales to the secondary market. Gains on sales of loans were $7.2 million in 1997 which represented 49.6% of non-interest income. Real estate loan sales in 1997 of $320.4 million reflected an increase of 85.0% or $147.2 million compared with $173.2 million in 1996. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1997 and 1996.

         Servicing income remained a stable source of non-interest income for NCB in 1997. NCB earned servicing fee income of $2.2 million and $2.1 million in 1997 and 1996, respectively. As of December 31, 1997, NCB serviced $1.37 billion in single and multi-family real estate and commercial loans for investors compared with $1.2 billion at year end 1996.

         Other income increased 19% to $5.1 million for the year ended December 31, 1997 compared with $4.3 million for the prior year. The majority of other income is related to the commercial line of business activities.

Non-interest expenses

         Non-interest expenses increased 4.6% from $23.0 million to $24.1 million. Increases in compensation and employee benefits and contributions to NCBDC were offset by a decrease in contractual services, occupancy and equipment, and other expenses. Non-interest expenses as a percentage of average assets were 2.9% for 1997 compared with 3.1% in 1996. Salaries and benefits, the single largest component of non-interest expenses, increased 16.9% or $1.8 million. During 1997, loan officers were paid more commissions due to high levels of loan originations while bonuses paid to the remaining employees were at their maximum payout based on NCB's performance. Salaries and employee benefits accounted for 52.6% of non-interest expenses in 1997 compared with 47.1% in 1996. As of December 31, 1997, NCB and its consolidated subsidiaries employed 159 employees compared with 162 employees one year earlier.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

For the years ended December 31,      1997       1996      1995      1994      1993

Balance at beginning of year        $15,504    $14,554   $13,031   $12,309   $10,419

Charge-offs
 Commercial                             597      1,106       131       320       159
 Real estate-residential                958         31       568         0        93
 Total charge-offs                    1,555      1,137       699       320       252

Recoveries
 Commercial                             133        137       125       164       356
 Real estate-residential                 52          0       192         0        82
  Total recoveries                      185        137       317       164       438

Net charge-offs(recoveries)           1,370      1,000       382       156      (186)

Provision for loan losses             3,504      1,950     1,905       878     1,704

Balance at end of year              $17,638    $15,504   $14,554   $13,031   $12,309


Table 4
ALLOCATION OF ALLOWANCE FOR LOAN  LOSSES
(dollars in thousands)

At December 31,       1997             1996             1995          1994              1993
                         Percent          Percent          Percent        Percent           Percent
                 Amount  of Total Amount  of Total Amount of Total Amount of Total   Amount of Total
Loans and lease
 financing

 Commercial *    $347,658  44.9%  $342,211  45.6%  $327,215  54.8%  $246,796  49.5%  $229,461  50.1%
 Real estate-
  residential *   389,153  50.3    384,035  51.2    247,524  41.5    233,527  46.5    210,846  46.1
 Real estate
  commercial        7,025   1.0      8,742   1.2      9,361   1.6     10,301   2.1     10,577   2.3
 Lease financing   29,932   3.8     15,106   2.0     13,090   2.1      9,466   1.9      6,829   1.5

Total loans and
 lease financing $773,768 100.0%  $750,094 100.0%  $597,190 100.0%  $501,090 100.0%  $457,713 100.0%

Allocation of allowance for loan losses

 Commercial      $ 10,348  58.7%  $  7,826  50.5%  $  7,158  49.2%  $      0   0.0%  $      0   0.0%
 Real estate-
  residential       6,971  39.5      6,963  44.9      5,820  40.0          0   0.0          0   0.0
 Lease financing      319   1.8        151   1.0        250   1.7          0   0.0          0   0.0
 Unallocated            0   0.0        564   3.6      1,326   9.1     13,031 100.0     12,309 100.0

Total allowance for
 loan losses      $17,638 100.0%   $15,504 100.0%  $ 14,554 100.0%  $ 13,031 100.0%  $ 12,309 100.0%

*Includes loans held for sale


Table 5
NONPERFORMING ASSETS
(dollars in thousands)

At December 31,       1997    1996    1995    1994    1993

Real estate owned    $5,115  $  377  $1,397  $  300  $  172

Non-accruing         $3,030  $2,601  $1,741  $  723  $  886

Restructured         $2,791  $5,147  $4,041  $2,143  $2,283


         Under the provisions of the National Consumer Cooperative Bank Act, NCB makes tax deductible, voluntary contributions to the NCB Development Corporation. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. In 1997, NCB agreed to make a contribution to NCBDC to fund certain business activities. The contribution to NCB Development Corporation was $1.0 million in
1997 and $.72 million in 1996.   Non-interest expenses, adjusted
for the contribution to NCBDC, as a percentage of average assets decreased to 2.7% in 1997 compared with 3.0% in 1996.

Year 2000

         A significant challenge facing NCB, its subsidiaries and affiliate as well as all companies, is the readiness of its computer systems for the next millennium. NCB is dependent upon its internal computer systems and has external interdependencies with other financial institutions and customers. While the interdependencies may not be within NCB's influence, internal systems are.

         Following the adoption of a Year 2000 policy governing the purchase of new software and process for remediating existing software, management began to identify and test internal systems in 1997. All systems have been identified and evaluated as to their critical impact. Those core systems where Year 2000 compliance is known to be deficient have been designated for replacement. Conversion to the new systems is scheduled for completion before December 31, 1998. Testing of all other systems is scheduled for completion by June, 1999.

         Management does not expect costs associated with modification to NCB's information systems infrastructure to have a material impact on NCB's business, operations or financial condition. In the event significant customers, financial institutions, or companies with which NCB is interdependent do not successfully and timely achieve Year 2000 compliance, or NCB's own Year 2000 compliance is not achieved on schedule, NCB's business could be adversely affected.

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


1996 vs. 1995

         Net income of $11.2 million in 1996 increased 23.9% from $9.1 million in 1995. The growth in net income was due to increased volume of commercial and mortgage lending activities, servicing fees and other non-interest income. The impact of the increase in net interest income was partially offset by increases in the provision for loan losses and non-interest expenses.

         Net interest income of $26.0 million for the year ended
December 31, 1996 represented an increase of $3.9 million or 17.9% over year end 1995. Net yield on interest earning assets decreased 9 basis points to 3.65% in 1996 from 3.74% in 1995 while net spread slightly decreased from 2.61% in 1995 to 2.60% in 1996.

         Credit quality in NBC's lending portfolio remained strong during 1996. Nonperforming assets as a percentage of total assets at year end was 1%. Net chargeoffs as a percentage of total loans and leases outstanding was .13%. The provision for loan losses as a percentage of average loans and leases decreased to .3% in 1996 from .4% in 1995. In this same period, the allowance for loan losses as a percentage of average loans and leases decreased to 2.1% in 1996 from 2.5% in 1995.

         Non-interest income decreased by 10.9% to $11.0 million in 1996. Non-interest income was composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees and advisory fees. Gains on loan sales were $4.6 million in 1996 which represented 41.7% of non-interest income. Real estate loan sales decreased by $79.5 million to $173.2 million in 1996 from $252.7 million in 1995. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1996 and 1995.

         Non-interest expenses increased 1.8% from $22.6 million to $23 million. Increases in compensation and employee benefits, occupancy and equipment, contributions to NCBDC and other expenses of $2 million were offset by a decrease in contractual services of $1.6 million. Non-interest expenses as a percentage of average assets were 3.1% for 1996 compared with 3.7% in 1995. Salaries and benefits, the single largest component of non-interest expenses, increased 4.1% as a result of additional employee hiring and incentive bonuses paid to NCB's personnel. Employees are eligible to receive bonuses based on performance objectives which are tied to market compensation for comparable positions. Salaries and employee benefits accounted for 47.1% of non-interest expenses in 1996 and 46.1% of non-interest expenses in 1995.

1997 vs. 1996 Fourth quarter results

         Net income for the fourth quarter of 1997 was $5.1 million compared with $1.1 million in the fourth quarter of 1996. The increase was due primarily to higher non-interest income. Non-interest income for the quarter increased to $7.9 million in 1997 from $1.9 million in 1996 due primarily to the timing of gains realized in loan sales. This increase however was partially offset by an increase in the provision for loan losses and non-interest expenses of $.5 million and $.8 million, respectively.

         See Table 6

Sources of Funds

      Capital Markets Access

      NCB maintains line of credit facilities provided by a consortium of banks. At year end, total borrowing capacity under these facilities was $320 million, and the outstanding balance at December 31, 1997 was $218.2 million compared with an outstanding balance of $224.5 million at December 31, 1996. Usage, as measured by average outstanding balances during the year, increased from $120.6 million in 1996 to $186.2 million in 1997 due to growth in commercial loan volume and additional activity to fund warehoused real estate loans.

     In 1996, NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December
31, 1997 and 1996, the short-term borrowings outstanding were $12.2 million and $6.5 million, respectively.

     In 1997, steps were taken to move into the medium term note market. In January, 1997, NCB received approval to issue up to $100 million under the medium term note program. As of December 31, 1997, NCB had $40 million outstanding under this program. In addition, during 1997, NCB implemented a commercial paper program of which a face value of $25.0 million was outstanding at year end.

     NCB's loan sale activity is another source of funding.
NCB originates most of its real estate loans, including share loans originated by NCB Savings Bank, FSB, for sale into the secondary market. In 1997, NCB sold $366.2 million compared to $173.2 million of cooperative real estate, commercial and share loans sold in the prior year.

     In 1998, NCB expects to sell $390 million of cooperative real estate, commercial, and share loans. Actual sales through February, 1998 were $126.9 million.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollar in thousands)

                                       1997                                   1996

For the three months
 ended                    Dec. 31 Sept. 30 June 30  March 31   Dec. 31  Sept. 30 June 30  March 31

Interest income          $16,248  $18,545  $17,088  $16,906    $16,855  $15,168  $14,536  $14,706
Interest expense           9,831   11,428   10,489   10,196     10,007    8,645    8,193    8,454

Net interest income        6,417    7,117    6,599    6,710      6,848    6,523    6,343    6,252
Provision for loan
 losses                    1,460      655      687      702      1,000      300      330      320

Income after provision
 for loan losses           4,957    6,462    5,912    6,008      5,848    6,223    6,013    5,932
Non-interest income        7,852    1,860    1,783    3,069      1,880    1,658    6,327    1,122

Net revenue               12,809    8,322    7,695    9,077      7,728    7,881   12,340    7,054
Non-interest expenses      7,308    6,076    5,589    5,092      6,479    6,189    5,275    5,064

Income before income
 taxes                     5,501    2,246    2,106    3,985      1,249    1,692    7,065    1,990

Provision for income
 taxes                       353      283      402      337        189      157      222      229

Net income               $ 5,148  $ 1,963  $ 1,704  $ 3,648    $ 1,060  $ 1,535  $ 6,843  $ 1,761

Deposits

     At NCB's wholly-owned subsidiary, NCB Savings Bank, FSB, deposits declined 5.4% to $83.8 million in 1997 from $88.6 million a year earlier. The decrease was attributable to scheduled maturities of the certificate of deposits. The weighted average rates on deposits at December 31, 1997 and 1996 were 4.9% and 4.8%, respectively. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities -- 11.7% in 1997 compared with 12.7% in 1996. Management anticipates that deposits will represent an increasing portion of its funding structure.

Uses of funds

Loans and leases

         Loans and leases outstanding increased 3.2% to $773.8 million at year-end 1997 from $750.1 million in 1996.

         NCB's commercial loan portfolio expanded with new business opportunities. The commercial loan and lease portfolio increased 5.7% to $377.6 million at December 31, 1997 compared with $357.3 a year earlier. The commercial loan portfolio reflects an increase in the food processing and distribution areas even though $19.0 million of loans were sold through the retail loan securitization program. Decreases in the areas of financial services and other, which includes native Alaskan and hardware wholesale cooperatives, were due to scheduled loan repayments and maturities.

         NCB's real estate portfolio increased 1.0% to $396.2 million at the end of 1997 from $392.8 million at same period last year. The real estate portfolio was substantially composed of multifamily blanket mortgages and single family share loans. NCB does not invest in speculative commercial real estate transactions.


         For 1998, NCB expects continued strength in its
origination and secondary marketing activities.  Net loan volume is expected to increase approximately $37 million based on new loan originations (net of scheduled amortization) of  $427
million and sales of $390 million.

Cash, Cash Equivalents, and Investment Securities

         Cash, cash equivalents, and investments increased 6.7% or $5.8 million to $91.8 million compared with $86.3 million in 1996. Cash, cash equivalents, and investment securities, represent 10.6% of interest earning assets in 1997 compared with 7.3% in 1996.

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

         NCB's asset liquidity is generally provided by maintaining near-cash and short-term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1997, NCB held $21.7 million in cash and cash equivalents compared with $17.2 million in cash and cash equivalents at year end 1996. These funds are normally used to fund business operations.

         NCB's had at year end a $32.5 million investment portfolio which is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity remained at 5 years for 1997 and 1996.

         Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

         NCB also has $320 million of revolving lines of credit, $130 million of which are committed until May 27, 2000 and $130 million committed until May 27, 1998. The remaining balance of $60 million is uncommitted at December 31, 1997. Average outstanding balances were $186.2 million in 1997 compared with $120.6 million in 1996.

         Finally, NCB's wholly-owned subsidiary, NCB Savings Bank, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. NCB Savings Bank, FSB, uses cooperative deposits to co-originate loans with NCB.

See Table 7

     ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK

         NCB's principal market risk exposure is to interest rates.

         NCB's asset and liability management process is utilized to manage NCB's interest rate risk through the structuring of the balance sheet and off-balance sheet portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

         Interest rate risk is managed by the Risk Management Committee (RMC), which is composed of senior officers of NCB, in accordance with policies approved by NCB's Board of Directors. The RMC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the RMC considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional and national economies, liquidity, business strategies, and other factors. The RMC meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans ("mortgage pipeline"),and the maturities of investments and borrowings. Additionally, the RMC reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

         To effectively measure and manage interest rate risk, NCB uses simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and NCB's Board of Directors on an ongoing basis. NCB has traditionally managed its business to reduce its overall exposure to changes in interest rates. However, under current policies of NCB's Board of Directors, management has been given some latitude to increase NCB's interest rate sensitivity position within certain limits if, in management's judgement, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on NCB's financial performance in the future than they have had historically.

         NCB manages its exposure to interest rates by entering into certain financial instruments with off-balance sheet risk in the ordinary course of business. The financial instruments used for hedging interest rate risk include interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or in part by gains on the financial instrument used for hedging. Thus, market risk resulting from a particular instrument is normally offset by other on or off-balance-sheet instruments. See Note 21 to the Consolidated Financial Statements.

         The following table presents an analysis of the sensitivity inherent in NCB's net interest income and market value of portfolio equity (market value of assets, less liabilities, adjusted for the market value of mortgage servicing rights and off-balance-sheet instruments). The interest rate scenarios presented in the table include interest rates at December 31, 1997 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.
Substantially, all of NCB's portfolio is held for non-trading purposes.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on NCB. The net interest income variability reflects NCB's interest sensitivity gap (defined below).


                                 CHANGE IN         CHANGE IN
                CHANGE IN       NET INTEREST    MARKET VALUE OF
              INTEREST RATES       INCOME       PORTFOLIO EQUITY

                  +200             (1.9)%              (6.7)%
                  +100              (1.0)              (3.5)
                     0               0.0                0.0
                  -100                .8                3.8
                  -200               1.7                8.2

         Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:

       1. Target balances for various asset and liability classes which are solicited from the management of the various business units.
       2. Interest rate scenarios which are generated by RMC.
       3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and RMC consensus.
       4. Assumptions about the effect of embedded options and prepayment speeds:

         NCB is subject to limited prepayment risk given the structure of the loans; therefore limited prepayments are factored into the assumptions.

         The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of maturing and repricing assets exceed liabilities) would tend to have a positive impact on net interest income while a negative gap (where the amount of maturing and repricing liabilities exceeds assets) would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact.


       NCB's one-year cumulative gap position at December 31, 1997 was a positive $20.6 million or 2.37% of assets. Though NCB had a positive gap at December 31, 1997, a rising interest rate environment would marginally reduced net interest income. This results from interest rate sensitive liabilities maturing and/or repricing more frequently than interest rate sensitive assets within the specified time period, generally twelve months. The December 31 one-year gap position is a one-day position that is continually changing and is not indicative of NCB's position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the gap position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

         The following table sets forth the expected maturity and repricing characteristics of NCB's consolidated assets, liabilities and off-balance sheet contracts at December 31, 1997.

See Table 8

         It is clear from Table 8 that NCB had a positive gap (as a percentage of total assets) of 2.37% and 2.94% at the one year and 180 day time horizons, respectively. At December 31, 1997, NCB's static gap position was in compliance with existing Board policies.






Table 7
MATURITY SCHEDULE OF LOANS
(dollar in thousands)

                                 One Year
                       One Year  Through       Over
At December 31, 1997   or Less   Five Years  Five Years    Total

Commercial             $41,880   $126,897    $178,881   $347,658
Real estate-
 residential            11,755     34,987     342,410    389,152
Real estate-
 commercial                         5,018      2,007       7,025
Lease                      420     17,290     12,223      29,933

Total loans and leases $54,055   $184,192   $535,521    $773,768

Fixed interest rate
 loans                           $ 68,886   $321,594

Variable interest rate
 loans                            115,306    213,927

                                 $184,192   $535,521


Table 8
Interest Rate Sensitivity
(dollar in thousands)

 At December 31, 1997                                                               Over 12
                         Interest    Interest    Interest    Interest    Interest   Months and
                        -sensitive  -sensitive  -sensitive  -sensitive  -sensitive  Non-Interest
                          30 day     3 month     6 month     12 month     Total      Sensitive     Total
Interest earning assets
 Cash and cash
  equivalents           $ 28,574   $       0    $      0   $      0     $ 28,574   $      0      $ 28,574
 Investment securities     9,500       1,364          96      1,492       12,452     50,759        63,211
 Loans and leases        202,827      48,992      18,948     38,100      308,867    464,901       773,768

  Total interest earning
   assets               $240,901   $  50,356    $ 19,044   $ 39,592     $349,893   $515,660      $865,553

Interest bearing liabilities
 Deposits               $  3,567   $   5,540    $ 27,435   $ 17,462     $ 54,004   $ 29,822      $ 83,826
 Short-terms
  borrowings             243,121           0           0          0      243,121          0       243,121
 Long-term debt*               0       8,000      13,000     27,000       48,000    156,793       204,793
 Subordinated debt*       53,553           0           0          0       53,553    128,989       182,542

  Total interest bearing
    Liabilities          300,241      13,540      40,435     44,462      398,678    315,604       714,282

Other
 Other non-interest
  bearing, net                 0           0           0          0            0    151,271       151,271
 Effect of interest rate
  swaps and
  Financial futures        9,027    (118,410)     40,000          0      (69,383)    69,383             0

  Total                 $309,268   $(104,870)   $ 80,435   $ 44,462     $329,295   $536,258      $865,553

Repricing difference    $(68,367)  $ 155,226    $(61,391)  $ (4,870)    $ 20,598   $(20,598)

Cumulative gap          $(68,367)  $  86,859    $ 25,468   $ 20,598

Cumulative gap as %
 total assets              -7.89%      10.03%       2.94%      2.37%
* Net of premiums/discounts.

Capital

              NCB's strong capital position should support growth, continuing access to financial markets, and allow for greater flexibility during difficult economic periods.

              Historically, NCB has maintained a strong capital structure. NCB's average equity to average assets was 15.3% in 1997 compared with 16.5% in 1996. When including NCB's subordinated debt, NCB's average total capital to average assets was 37.0% and 41.5% in 1997 and 1996, respectively. The Bank Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 1997, NCB Savings Bank, FSB, had a risk based capital ratio of 21.6%, well in excess of regulatory requirements.

         Patronage policy

              Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In June 1997, NCB distributed $10.8 million to its active member-borrowers.
Of this total, approximately $4.1 million was distributed in cash.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              NCB's financial statements and notes thereto are set forth beginning at page 25 below. NCB is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.


            Report of Independent Public Accountants



To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheet of National Cooperative Bank and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Cooperative Bank and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective
January 1, 1997, the Company changed its method of accounting for loan-servicing rights and interest-only receivables.


Washington, D.C.,
January 28, 1998
(except with respect to the matter discussed in Note 24, as to which the date is February 13, 1998)



Independent Auditors' Report



To the Board of Directors and
Members of National Cooperative Bank

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in members' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of National Cooperative Bank and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Washington, D.C.
January 30, 1997

                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
                                                 December 31,

Assets                                 1997            1996

Cash and cash equivalents         $ 21,689,245   $ 17,150,534
Restricted cash                      6,884,572      8,348,703
Investment securities
  Available-for-sale (amortized
  cost of $60,911,708 and
  $57,967,940 in 1997 and 1996)     61,268,440     57,903,166
  Held-to-maturity (fair value of
  $1,911,605 and $2,294,294 in
  1997 and 1996)                     1,942,312      2,946,425

Loans and lease financing          584,635,993    565,824,579
Loans held for sale                189,132,330    184,269,872

 Less: Allowance for loan
  losses                           (17,638,136)   (15,504,510)

                                   756,130,187    734,589,941

Other assets                        21,389,059     18,396,811

Total assets                      $869,303,815   $839,335,580

Liabilities and Members' Equity
Liabilities
Deposits                          $ 83,825,979   $ 88,620,002
Patronage dividends payable
 in cash                             5,872,708      4,721,600
Other liabilities                   17,072,271     11,332,033
Borrowings
  Short-term                       243,120,607    224,500,000
  Long-term                        204,793,392    202,137,077
                                   447,913,999    426,637,077

  Subordinated debt                182,785,385    182,853,313
  Total borrowings                 630,699,384    609,490,390
  Total liabilities                737,470,342    714,164,025

Members' equity
Common stock
  Class B                           84,004,502     78,600,416
  Class C                           21,904,447     21,751,584
  Class D                                  300            300
Retained earnings
  Allocated                          8,109,931      5,770,844
  Unallocated                       17,474,132     19,113,185
Unrealized gain (loss)
 on investment securities
 available-for-sale                    340,161        (64,774)

  Total members' equity            131,833,473    125,171,555

  Total liabilities and
   members' equity                $869,303,815   $839,335,580


 The accompanying notes are an integral part of these financial statements.



                   NATIONAL COOPERATIVE BANK
                CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,
                              1997         1996        1995

Interest income
  Loans and lease
   financing              $62,549,700  $55,671,365  $48,563,512
  Investment securities     6,237,441    5,593,678    4,206,876
    Total interest income  68,787,141   61,265,043   52,770,388

Interest expense
  Deposits                  3,970,498    4,109,098    3,457,902
  Short-term borrowings    11,229,046    7,851,964    6,196,456
  Long-term debt, other
   borrowings  and
   subordinated debt       26,744,347   23,338,194   21,098,803
     Total interest
      expense              41,943,891   35,299,256   30,753,161

  Net interest income      26,843,250   25,965,787   22,017,227

Provision for loan
 losses                     3,504,000    1,950,000    1,904,500
  Net interest income
   after provision for
   loan losses             23,339,250   24,015,787   20,112,727

Non-interest income
  Gain on sale of loans     7,229,368    4,578,209    6,009,720
  Loan and deposit
   servicing fees           2,237,082    2,125,131    1,701,682
  Other                     5,097,382    4,283,556    4,629,503
    Total non-interest
     income                14,563,832   10,986,906   12,340,905

Non-interest expense
  Compensation and
   employee benefits       12,658,409   10,828,385   10,406,220
  Contractual services      3,808,267    4,182,131    5,808,285
  Occupancy and equipment   4,016,118    4,140,589    3,060,293
  Contribution to NCB
   Development Corporation  1,000,000      720,000      500,000
  Other                     2,582,435    3,135,476    2,817,915
    Total non-interest
     expense               24,065,229   23,006,581   22,592,713

Net income before taxes    13,837,853   11,996,112    9,860,919

Provision for income
 taxes                      1,375,498      796,914      777,683

Net income                $12,462,355  $11,199,198  $ 9,083,236

Distribution for net
 income
  Patronage dividends     $13,982,639  $10,492,444  $11,308,558
  Retained earnings        (1,520,284)     706,754   (2,225,332)
                          $12,462,355  $11,199,198  $ 9,083,236


 The accompanying notes are an integral part of these financial statements.


                   NATIONAL COOPERATIVE BANK
      CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
      For the years ended December 31, 1997, 1996 and 1995


                                     Retained    Retained                       Total
                               Common     Earnings    Earnings     Unrealized   Members'
                               Stock      Allocated   Unallocated  Gain(Loss)   Equity
Balance, December 31, 1994  $ 92,667,996  $ 4,848,218 $ 17,112,436 $(1,421,581) $113,207,069
Net income                        -            -         9,083,236      -          9,083,236
Cancellation and
  redemption of stock         (3,544,579)      -         3,234,213      -           (310,366)
1994 patronage dividends
  distributed in
  common stock and cash        4,957,803   (4,848,218)    (198,684)     -            (89,099)
Other dividend paid               -            -           (24,540)     -            (24,540)
1995 patronage dividends
  to be distributed in cash       -            -        (5,088,851)     -         (5,088,851)
Retained in form of
 equity                           -         6,219,707   (6,219,707)     -             -
Unrealized gain on investment
 securities available-
 for-sale                         -            -            -        1,675,619     1,675,619
Balance, December 31, 1995    94,081,220    6,219,707   17,898,103     254,038   118,453,068
Net income                        -            -        11,199,198      -         11,199,198
Proceeds from issuance
 of common stock                   1,000       -            -           -              1,000
Cancellation and
 redemption of stock            (658,484)      -           590,484      -            (68,000)
1995 patronage dividends
 distributed in
 common stock and cash         6,928,564   (6,219,707)     101,189      -            810,046
Other dividend paid               -            -          (183,345)     -           (183,345)
1996 patronage dividends
 to be distributed in cash        -            -        (4,721,600)     -         (4,721,600)
Retained in form of equity        -         5,770,844   (5,770,844)     -             -
Unrealized loss on investment
 securities available-
 for-sale                         -            -            -         (318,812)     (318,812)
Balance, December 31, 1996   100,352,300    5,770,844   19,113,185     (64,774)  125,171,555
Net income                        -            -        12,462,355       -        12,462,355
Proceeds from issuance
 of common stock                     500       -            -            -               500

Cancellation and
 redemption of stock          (1,133,918)      -           247,597       -           (886,321)
1996 patronage dividends
 distributed in
 common stock and cash         6,690,367   (5,770,844)    (144,882)      -            774,641
Other dividend paid               -            -          (221,484)      -           (221,484)
1997 patronage dividends
 to be distributed in cash        -            -        (5,872,708)      -         (5,872,708)
Retained in form of equity        -         8,109,931   (8,109,931)      -             -
Unrealized gain on investment
 securities available-
 for-sale                         -            -            -           404,935       404,935
Balance, December 31, 1997  $105,909,249  $ 8,109,931  $17,474,132  $   340,161  $131,833,473




 The accompanying notes are an integral part of these financial statements.


                               NATIONAL COOPERATIVE BANK
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31        1997          1996          1995

Cash flows from operating
 activities
  Net income                    $  12,462,355  $  11,199,198  $   9,083,236
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities
  Provision for loan losses        3,504,000      1,950,000      1,904,500
  Depreciation and amortization    5,212,091      5,148,255      4,950,807
  Gain on sale of loans           (7,229,368)    (4,578,209)    (6,009,720)
  Loans originated for sale     (365,279,273)  (243,114,015)  (251,781,768)
  Proceeds from sale of
   loans held for sale           362,446,396    135,955,259    250,676,820
  Decrease (increase) in
   other assets                    3,441,735     (5,443,982)    (1,689,307)
  Increase (decrease) in
   other liabilities               5,740,238     (2,186,480)     1,782,807
  Other                               -              -             798,211

 Net cash provided by used
  in operating activities         20,298,174   (101,069,974)     9,715,586

Cash flows from investing
 activities
Purchase of investment securities
   Available-for-sale             (7,046,767)    (9,435,643)      (722,785)
   Held-to-maturity                1,464,131         -          (9,155,293)
Proceeds from maturities of
 investments
  Available-for-sale               5,009,306      8,006,556      4,503,907
  Held-to-maturity                   154,113        198,000      3,306,785
Proceeds from sales of
 investments
  Available-for-sale                  -              -           4,385,281
Net increases in loans and lease
  financing                      (44,351,586)   (84,941,273)  (158,775,397)
Proceeds from sale of portfolio
 loans                            17,276,924     38,679,408     51,405,022
 Purchases of premises and
  equipment                         (712,729)    (1,235,856)      (613,576)

 Net cash used in investing
  activities                     (28,206,608)    (48,728,808) (105,666,056)

Cash flows from financing
 activities
 Net (decrease) increase in
  deposits                        (4,794,023)      10,519,829   19,181,624
 Net increase in short-term
  borrowings                      18,620,607       92,000,000   41,468,884
 Proceeds from issuance of
  long-term debt                  30,916,680       47,500,000   74,500,000
 Repayment on long-term debt     (28,000,000)          -       (25,168,822)
 Repayment on other borrowings        -                -          (922,176)
 Redemption of common stock          (15,000)         (68,000)    (310,366)
 Dividends paid                   (4,281,119)      (4,341,889)  (4,056,132)

Net cash provided by financing
 activities                       12,447,145      145,659,940  104,693,012

Increase (decrease) in cash
 and cash equivalents              4,538,711       (4,138,842)   8,742,542

Cash and cash equivalents,
 beginning of year                17,150,534       21,289,376   12,546,834

Cash and cash equivalents,
 end of year                   $  21,689,245   $  17,150,534 $  21,289,376


   The accompanying notes are an integral part of these financial statements.


                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental schedule of investing and financing activities:

                              1997        1996           1995
Unrealized gain (loss)
 on  investment
 available-for-sale        $   404,935  $  (318,812) $ 1,675,619
Common stock cancelled
 against allowance for
 loan losses               $     9,114  $    21,390  $   288,585
Contributions of excess
 concentration to NCBRFC   $     -      $      -     $ 2,697,010
Interest paid              $40,722,565  $34,582,531  $30,177,706
Income taxes paid          $ 1,223,695  $   670,122  $   709,879



 The accompanying notes are an integral part of these financial statements.


                   NATIONAL COOPERATIVE BANK

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Organization

     National Consumer Cooperative Bank, doing business as National Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Capital Corporation (NCBCC), previously named NCB Mortgage Corporation, a wholly-owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. Cooperative Funding Corporation (CFC), a wholly-owned subsidiary, is a registered broker-dealer and provides corporate financial services. NCB Investment Advisers, Inc. (NCBIA), a wholly-owned subsidiary, provides investment advisory services to cooperatives. NCB Financial Corporation (NCBFC), a wholly-owned subsidiary, is the holding company of NCB Savings Bank, FSB (NCBSB), a federally-chartered thrift institution. NCB I, Inc. (NCB 1), a wholly-owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (NCBRFC), a wholly-owned subsidiary, purchases and sells commercial loans which are then securitized into commercial paper.

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

Investments

     Securities are accounted for under Statement of Financial
Accounting Standards ("SFAS") No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." SFAS No. 115 requires, among other things, for NCB to classify and account for debt and equity securities as follows:

     Available-for-sale- Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as a separate component of members' equity. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

     Held-to-maturity- Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

Interest Rate Futures, Forward Contracts and Interest Rate Swaps

     Gains and losses on futures and forward contracts to hedge certain interest-sensitive assets and liabilities are deferred and unamortized hedging gains or losses are recognized at the time of disposition of the assets or liabilities being hedged. They are amortized over the life of the hedged asset or liability as an adjustment to interest income or interest expense.

     Interest rate swap agreements are used to shorten the functional repricing period of fixed rate debt. The interest income and expense is earned or charged based on the outstanding balances of the receivable and payable positions, respectively, applying the related market rates at which the agreements were purchased and the term outstanding during the period. The interest income and expense are treated as an adjustment to interest expense on the hedged liability.

Loans and Lease Financing

     Loans are carried at their principal amounts outstanding, except for loans held for sale which are carried at the lower of cost or market as determined on an aggregate basis. NCB discontinues the accrual of interest on loans when principal or interest payments are ninety days or more in arrears or sooner when there is reason-able doubt as to collectibility. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can reasonably be expected.

     Leasing operations consist principally of leasing equipment under direct financing leases expiring in various years through 2004. All lease financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.

Allowance for Loan Losses

     The allowance for loan losses is a valuation allowance which management believes to be adequate to cover estimated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. When a portion of a loan is deemed uncollectible, a full or partial charge-off against the allowance for loan losses is made. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Changes in economic conditions and economic prospects of borrowers can occur quickly; consequently losses that NCB ultimately realizes could differ from the estimates made by management.

     The major risk classifications that management uses to assess impairment are nonaccrual, restructured and loans otherwise rated doubtful because collection is in question. When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB recognizes an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan.

Loan-Origination Fees, Commitment Fees, and Related Costs

     Loan fees received and direct origination costs are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans. Fees relating to expired commitments are recognized as non-interest income. If a commitment is exercised during the commitment period, the fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Servicing Assets and Interest-Only Receivables

     Effective January 1, 1997, NCB adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). Both statements require that entities that acquire servicing assets through either purchase or origination of loans and sells or securitizes those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

     Upon NCB's adoption of SFAS No. 125, previously recognized excess spread assets were reclassified as interest-only receivables. Interest-only receivables represent rights to certain future net cash flows from securitized assets that are available after all expenses of the transaction have been paid ("residual cash flow"). Interest-only receivables are amortized using the effective yield method over the estimated lives of the underlying loans.

     Servicing assets and interest-only receivables, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans using the effective yield method over the remaining lives of the underlying loans.

     SFAS No. 125 requires a periodic assessment of the carrying of interest-only receivables. Because these assets can be contractually prepaid or otherwise settled such that NCB would not recover substantially all of its recorded investment, the assets are being measured like available-for-sale securities under SFAS No. 115.

     Substantially all interest-only receivables pertain to blanket loans made to cooperative housing corporations as first mortgages. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties or yield maintenance provisions through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout period. Cash flows beyond the lockout period are discounted only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

     The cost of loan-servicing rights, the interest-only receivables and the amortization thereon are periodically evaluated in relation to estimated future net servicing revenues. NCB evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on management's best estimate of remaining loan lives. Experience could differ from the estimates used by management. As a result, actual amounts NCB ultimately realizes could differ from the estimates made by management.

     Interest-only receivables that are certificated have been included as investment securities consistent with SFAS No. 115.
Interest-only receivables that are not certificated are included as other assets.

Other Assets

     Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Goodwill relating to the acquisition of NCBSB by NCBFC is being amortized over the estimated remaining lives of the long-term interest-bearing assets acquired. Interest-only receivables are carried at fair value with unrealized gains and losses carried as an adjustment to members' equity.

     Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Depreciation is computed using an accelerated method. Leasehold improvements are amortized on a straight-line basis over the terms of the leases.

Income Taxes

     The Act Amendments of 1981 (P.L. 97-35) provide that, effective January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T, NCB issues its member-borrowers patronage refunds, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of NCBSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.
Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

     NCB provides for income taxes under SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and investment
securities with original maturities of less than ninety days. The balances at December 31 are as follows:
                                        1997          1996

Cash in bank                        $ 8,082,813   $ 5,186,085
Federal funds                         5,949,195     4,377,837
Overnight investments                 7,657,237     7,586,612
                                    $21,689,245   $17,150,534


3.   Investment Securities

     The composition of investment securities available-for-sale at December 31 is as follows:

                                             1997
                                           Gross      Gross
                            Amortized   Unrealized  Unrealized   Fair
                              Cost        Gains      Losses      Value

U.S. Treasury and agency
 obligations               $18,027,503  $140,820    $ 28,840   $18,139,483
Corporate bonds             12,169,073   129,615       8,368    12,290,320
Mutual funds                 1,164,610      -          2,493     1,162,117
Money market                 1,068,825      -        112,403       956,422
Interest-only receivables   28,481,697   238,401        -       28,720,098

                           $60,911,708  $508,836    $152,104   $61,268,440


                                                    1996

                                              Gross      Gross
                                Amortized   Unrealized  Unrealized   Fair
                                   Cost        Gains     Losses     Value

U.S. Treasury and agency
 obligations                    $17,119,960  $ 93,710   $ 86,408  $17,127,262
Corporate bonds                  10,975,813    68,635     23,667   11,020,781
Mutual funds                      1,296,968      -         4,985    1,291,983
Money market                      1,009,133      -       112,059      897,074
Interest-only receivables        27,566,066      -          -      27,566,066

                                $57,967,940  $162,345   $227,119  $57,903,166


     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

     The maturities of investment securities available-for-sale at December 31, 1997 are as follows:

                                                  Weighted
                                      Amortized    Average
                                       Cost        Yield    Fair Value

Within 1 year                       $ 7,637,639   6.27%    $ 7,523,541
After 1 year through 5 years         30,660,024   6.79%     31,080,652
After 5 years through 10 years       19,208,305   6.88%     19,255,536
After 10 years                        3,405,740   6.56%      3,408,711

                                    $60,911,708   6.74%    $61,268,440

      The composition of investment securities held-to-maturity at December 31 is as follows:

                                              1997

                                               Gross
                                  Amortized  Unrealized   Fair
                                   Cost        Losses     Value


Mortgage-backed security          $1,942,312  $  30,707  $1,911,605



                                                  1996

                                                 Gross
                                 Amortized     Unrealized   Fair
                                   Cost          Losses     Value

Certificates of deposit         $  200,000    $   -       $  200,000
Mortgage-backed securities       2,746,425      652,131    2,094,294

                                $2,946,425    $ 652,131   $2,294,294

     The 1997 mortgage-backed security held-to-maturity has a weighted average yield of 9.4% and matures after ten years.

     In 1997 and 1996, NCB had no sales of securities
available-for-sale.   In 1995, securities available-for-sale
totaling $4,459,219, were sold resulting in a loss of $73,938. There were no sales of securities classified as held-to-maturity during 1997, 1996, or 1995. NCB held callable investment securities with amortized costs of $8,323,643 and $6,824,483 at December 31, 1997 and 1996, respectively. The fair values of the callable securities are $8,478,587 and $6,950,818 in the same respective periods.

4.   Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1997 and 1996 are $1,366,353,000 and $1,194,113,000, respectively.

5.   Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category at December 31 are as follows:

                                       1997          1996

Commercial loans
  Portfolio                        $344,849,332  $337,717,275
  Loans held for sale                 2,808,807     4,493,469
Real estate loans
  Residential                       202,828,605   204,258,591
  Loans held for sale               186,323,523   179,776,403
  Commercial                          7,025,073     8,742,343
Lease financing                      29,932,983    15,106,370

                                   $773,768,323  $750,094,451

   NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:



                             Commercial Loans    Real Estate Loans

                               1997     1996       1997     1996
By Region
  Northeast                    21.4%    19.7%      75.6%    70.0%
  South Atlantic                7.0      6.7       10.2      7.9
  Central                      33.5     29.3       12.0     14.1
  West                         38.1     44.3        2.2      8.0

                              100.0%   100.0%     100.0%   100.0%


                                         Percentage of Total
                                            Loan Portfolio

                                          1997      1996
By Borrower Type
  Real estate
    Residential                           50.4%     51.3%
    Commercial                              .8       1.2
  Commercial
    Food processing and distribution      19.6       8.9
    Financial services                     4.4       5.5
    Medical service and supplies           2.1       4.7
    Hardware                               6.1       4.9
    Alaskan native corporations            4.4       4.9
    Other                                  8.3      16.6
  Lease financing                          3.9       2.0

                                         100.0%    100.0%

     NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is secured by real estate in New York City due to that city's extensive cooperative market. At December 31, 1997, $239 million of real estate loans are secured by real estate in New York. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

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

     The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows
(amounts in thousands):

                            Carrying Amount    Estimated Fair Value

                           1997       1996        1997      1996
Commercial
  Fixed rate loans       $137,723   $157,727   $140,855  $160,979
  Adjustable rate loans   207,126    179,990    207,872   180,732
  Loans held for sale       2,809      4,493      2,818     4,459
Real Estate
  Loans held for sale     186,324    179,777    187,453   181,243
  Portfolio-fixed rate     45,326     59,188     44,905    60,405
  Portfolio-adjustable    164,528    153,813    170,675   152,913
Lease financing            29,932     15,106     31,426    15,570

                         $773,768   $750,094   $786,004  $756,301

6.        Receivables Sold with Recourse

     At December 31, 1997 and 1996, restricted cash of $6,884,572 and $8,348,703, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold with balances totaling $37,300,000 and $92,623,000 in 1993 and 1992, respectively. At December 31, 1997 and 1996, the outstanding balances of the 1993 and 1992 recourse loan sales totaled $76,636,254 and $108,755,626, respectively. These loans are primarily concentrated in New York. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required restricted cash balance. To date NCB has not incurred any losses on these loan sales.

     In an unrelated 1993 transaction, NCB sold loans totaling $25,924,380 of which any losses on the subordinate tranche are repaid from a security held by NCB totaling $1,942,312 and $2,746,425 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the outstanding balances of the 1993 recourse loan sale totaled $14,832,919 and $19,013,777, respectively. These loans are primarily concentrated in New York. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required balance of the security held. NCB is prohibited from disposing of this security until all senior holders of the security have been repaid. To date NCB has not incurred any losses on these loan sales.

7.   Impaired Assets

     Loans that became impaired after January 1, 1994 totaled $4,057,539 and $3,878,357 at December 31, 1997 and 1996,
respectively, and averaged $4,909,000 and $3,443,000 during the same respective periods. Nonaccrual loans totaled $3,030,448 and $2,829,221 at December 31, 1997 and 1996, respectively. Restructured loans totaled $1,027,091 and $1,049,136 at December 31, 1997 and 1996, respectively. Specific allowances of $911,938 and $1,535,000 have been set aside for these loans in 1997 and 1996, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1997 and 1996, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totaled $112,000 and $109,000 during 1997 and 1996, respectively.

     At December 31, 1997, there are no commitments to lend additional funds to borrowers whose loans are non-performing.

     At December 31, 1997 and 1996, NCB had real estate owned of $5,114,991 and $376,708, respectively, which is classified as other assets.

8.  Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses:

                                  1997         1996         1995


Balance at beginning of year  $15,504,510  $14,554,240    $13,031,499
Provision for loan losses       3,504,000    1,950,000      1,904,500
Charge-offs                    (1,555,226)  (1,137,229)      (699,014)
Recoveries of loans previously
  charged-off                     184,852      137,499        317,255

Balance at end of year        $17,638,136  $15,504,510    $14,554,240

       The allowance for loan losses was 2.3%, 2.1%, and 2.5% of loans and leases outstanding at December 31, 1997, 1996, and 1995, respectively.

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

     For the year ended December 31, 1997, loans to affiliated cooperatives, directors, officers, and their family members have the following outstanding balances:

                          January 1,                            December 31,
                            1997      Additions    Deductions       1997
Loans to affiliated
  cooperatives          $60,552,761  $19,198,198  $12,160,395  $67,590,564

Loans to directors,
  officers, and
  family members            923,220     -             829,849       93,371

                        $61,475,981  $19,198,198  $12,990,244   $67,683,935

Percent of loans
  outstanding                  8.2%                                    8.7%

     During 1997, 1996, and 1995, NCB recorded interest income of $6,412,886 $3,216,776, and $2,957,590, respectively, on loans to related parties.

     Included in the analysis of loans outstanding to affiliated cooperatives as of December 31, 1997, is a $30 million revolving line of credit to the Co-operative Central Bank. This line of credit is 50% participated to outside banks without recourse to NCB. At December 31, 1997, none of the loan is outstanding. The loan is secured by U.S. Government guaranteed obligations equal to 110% of the outstanding balance. The Co-operative Central Bank is an organization with which an NCB director serves as the chief executive officer.

     Certain NCB affiliates, and certain directors and officers of NCB and NCBSB, have deposits with NCBSB. Such deposits aggregated $1,307,365 and $1,092,299 as of December 31, 1997 and 1996, respectively.

10.  Premises and Equipment

     Premises and equipment are included in other assets and consist of the following as of December 31:



                                            1997         1996

Furniture and equipment                   $3,046,361  $3,366,620
Leasehold improvements                       846,538   1,128,359
Other                                      2,461,694   2,196,400
                                           6,354,593   6,691,379
Less: Accumulated depreciation
     and amortization                     (4,286,837) (4,434,017)

                                          $2,067,756  $2,257,362

11.  Leases

     NCB leases its headquarters in Washington, D.C. through April 1, 2002. NCB also leases premises for its regional offices with expiration dates between January 6, 1999 to July 31, 2000.
These leases are all non-cancelable operating leases.

     Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1997 are as follows:

               1998                       $1,686,336
               1999                        1,471,836
               2000                        1,424,161
               2001                        1,422,516
               2002                          355,629

                                          $6,360,478

     Rental expense on premises and office equipment in 1997, 1996, and 1995 is $1,689,415, $1,686,788, and $1,744,329,
respectively.

     During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1997 and 1996, the unamortized lease incentive is $955,892 and $1,092,627, respectively.

12.  Deposits

     Deposits as of December 31 are summarized as follows:

                                     1997                  1996
                                         Weighted                Weighted
                                          Average                Average
                              Balance       Rate     Balance      Rate

Balances by type
  Passbook accounts         $ 4,937,068    2.72%    $ 5,647,482  2.71%
  Money market demand
     and NOW accounts        15,578,000    2.26%     18,260,850  2.24%
  Fixed-rate certificates
     Less than $100,000      45,397,875    5.74%     42,122,451  5.93%
     $100,000 or greater     17,913,036    5.51%     22,589,219  5.28%

                            $83,825,979    4.87%    $88,620,002  4.80%


The remaining contractual maturities of certificate accounts at December 31, 1997 are as follows:

                               Less than     $100,000
                               $100,000     or greater     Total

  Three months or less       $ 5,813,377   $ 2,438,924  $ 8,252,301
  Three to six months         11,048,122     4,511,613   15,559,735
  Six to twelve months        12,589,617     4,371,608   16,961,225
  Twelve months or longer     15,946,759     6,590,891   22,537,650

                             $45,397,875   $17,913,036  $63,310,911

     The estimated fair value of deposits is $83,281,000 and $88,211,000 at December 31, 1997 and 1996, respectively.

13.  Short-Term Borrowings

Revolving credit facilities

     NCB has $320 million of revolving lines of credit, $130 million of which is committed until May 27, 2000 and $130 million of which is committed until May 27, 1998. The remaining balance of $60 million is uncommitted at December 31, 1997.

     Interest expense from borrowings under the revolving line of credit facilities was $8,732,851, $6,671,725, and $5,004,701 in
1997, 1996, and 1995, respectively. The following is a summary of the borrowings under the facilities for the years ended December 31:
                                   1997             1996

Borrowings outstanding
 at December 31               $206,000,000      $218,000,000
Unfunded capacity
  at December 31               114,000,000        33,000,000
Average line of credit
  borrowings outstanding
  during the year              186,157,083       120,576,776
Maximum borrowings
  during the year              227,000,000       218,000,000
Weighted average borrowing
  rate
  During the year                     5.9%              5.9%
  At December 31                      6.5%              6.6%

     Borrowing rates under the revolving credit facility are indexed off the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 1997, commitment fees for the line of credit are .15% on $130 million and .125% on $130 million. Total commitment fees paid for revolving credit facilities were $479,000 in 1997, and $340,000 in 1996 and 1995.
All borrowings under the facility which are outstanding at expiration of the facility are due at that time.

     NCB is required under these revolving lines of credit agreements to maintain $25 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $290 million (defined as total members' equity plus subordinated debt). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

Other Short-term Borrowings

     In an effort to reduce NCB's cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 1997 and 1996, the short-term borrowings outstanding totaled $12.2 million and $6.5 million, respectively. In 1997, NCB also implemented a commercial paper program to further reduce NCB's cost of funds. At December 31, 1997, commercial paper totaled $24.9 million.

     During 1997 and 1996, NCB also entered into a series of reverse repurchase agreements. The average balances of reverse repurchase agreements outstanding during 1997 and 1996 were $14,364,135 and $9,288,258, respectively, and the maximum borrowings during 1997 and 1996 were $17,047,000 and $13,523,500, respectively. The weighted average rates on the reverse repurchase agreements during 1997 and 1996 were 5.73% and 5.65%, respectively. There were no reverse repurchase agreements outstanding at December 31, 1997 and 1996.

     The carrying amounts of short-term borrowings at December 31 are as follows (amounts in thousands):

                            Carrying Amount

                           1997      1996

Line of credit           $206,000  $218,000
Commercial paper           24,921      -
Other                     12,200      6,500

                         $243,121  $224,500

14.  Long-term Debt

     NCB has entered into various agreements for extension of credit with third parties. NCB has an agreement for a $30 million extension of credit with a major insurance company which expires on June 30, 1999. $10 million has been borrowed under this agreement. In January 1997, NCB received approval to issue up to $100 million under the medium term note program. As of December 31, 1997, NCB had $40 million outstanding under this program. In addition, as of December 31, 1997, NCB had outstanding $154.8 million of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest with principal payments due on a 30/360 basis.

     NCB is required under these lending agreements to, among other things, maintain $25 million of cash, cash equivalents and investments and have an effective net worth of not less than $290 million (defined as total members' equity plus subordinated debt). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

     The following is a schedule of outstanding long-term debt at December 31, 1997:

                  Amount      Rate       Maturity

               $ 47,951,623   7.45%        1998
                 19,979,843   5.92%        1999
                 31,967,749   8.51%        2000
                 29,969,765   7.15%        2001
                 74,924,412   6.75%        2002 and thereafter

               $204,793,392

     NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $63 million.
The effect of the agreements is to convert $63 million of the long-term debt from a weighted average fixed rate of 7.02% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the three and six month LIBOR rates plus a spread and reprice at different times throughout the year. At December 31, 1997 the three and six month LIBOR were 5.81% and 5.84%, respectively. These agreements expire as follows:

                          Maturity       LIBOR
              Amount        Date         Index

          $ 13,000,000      1998        Six month
            20,000,000      1999        Three month
            30,000,000      2001        Six month

          $ 63,000,000

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

     The notes require that proceeds from the sale of Classes B and C Stock be applied annually toward the repayment of the notes. In 1997 and 1996, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay these notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100 million. The remaining $80 million would be obtained through the issuance of preferred stock or subordinated debt. NCB had designated investments totaling $4 million and $3 million, respectively, plus accrued interest at December 31, 1997 and 1996.

     The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

   The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, excluding hedge gains, and respective estimated fair values of the subordinated debt at December 31, 1997 (in thousands):
                                           Next        Carrying  Estimated
                Index         Rate     Repricing Date  Amount    Fair Value

       91-day  Treasury rate  5.06%   January 1, 1998  $ 53,553  $ 53,437
        3-year Treasury rate  6.28%   October 1, 1999    36,854    37,847
        5-year Treasury rate  6.01%   October 1, 2000    55,281    56,593
       10-year Treasury rate  8.82%   October 1, 2000    36,854    40,866

                                                       $182,542  $188,743

     In addition to the $63 million of interest rate swaps on the long-term debt, NCB has entered into a series of interest rate swap agreements totaling $60 million which have the effect of converting the subordinated debt from a fixed rate of 7.42% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the one, three and six month LIBOR rates and reprice at different times throughout the year. At December 31, 1997, the one, three and six month LIBOR rates were 5.72%, 5.81% and 5.84%, respectively. The agreements, which expire in the year 2000, are described below:

            Debt                    LIBOR
           Swapped       Amount     Index

          Five year   $30,000,000   Six month
          Ten year     10,000,000   Six month
          Ten year     10,000,000   Three month
          Ten year     10,000,000   One month

                      $60,000,000



16. Common Stock and Members' Equity

    NCB's common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.

                                1997         1996
                      Class B    Class    Class D  Class B  Class C  Class D

Par value per share  $    100   $    100 $    100 $    100 $    100 $    100
Shares authorized     900,000    300,000  100,000  800,000  300,000  100,000
Shares issued and
  outstanding         840,045    219,004        3  786,004  217,516        3


The changes in each class of common stock are described below:

                                 Class B      Class C    Class D   Total

Balance, December 31, 1994     $67,823,071  $24,844,625  $300    $92,667,996
Cancellation and redemption
 of common stock                (1,135,617)  (2,408,962)   -      (3,544,579)
1994 patronage dividend
 distributed in common stock     4,746,618      211,185    -       4,957,803
Reclassification of
 stock surplus                     915,682     (915,682)   -           -

Balance, December 31, 1995      72,349,754   21,731,166   300     94,081,220
Proceeds from issuance
 of common stock                    -             1,000    -           1,000
Cancellation and
 redemption of common stock       (468,024)    (190,460)   -        (658,484)
1995 patronage dividend
 distributed in common stock     6,718,686      209,878    -       6,928,564

Balance, December 31, 1996      78,600,416   21,751,584   300    100,352,300
Proceeds from issuance
 of common stock                    -               500    -             500
Cancellation and
 redemption of common stock     (1,088,713)     (45,205)   -      (1,133,918)
1996 patronage dividend
 distributed in common stock     6,492,799      197,568    -       6,690,367

Balance, December 31, 1997     $84,004,502  $21,904,447  $300   $105,909,249

     Members' equity includes the three classes of common stock, and allocated and unallocated retained earnings. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated for patronage dividend distribution.

17.  Regulatory Capital and Retained Earnings of NCBSB

     In connection with the insurance of savings accounts, NCBSB is required to maintain minimum amounts of regulatory capital. If NCBSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund
(SAIF), NCBSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

          NCBSB's capital exceeds the minimum capital requirements at December 31, 1997. The following table summarizes NCBSB's capital at December 31, 1997:

                                                                      To Be Well Capitalized
                                                   For Capital       Under Prompt Corrective
                             Actual              Adequacy Purposes   Action Provisions
                             Amount       Ratio  Amount     Ratio    Amount     Ratio
As of December 31, 1997:
Total capital
 (to risk-weighted assets)   $10,822,000  21.60%  $4,008,000  8.0%     $5,011,000  10.0%
Tier I capital
 (to risk-weighted assets)   $10,170,000  20.30%        N/A            $3,006,000   6.0%
Tier I capital
 (to adjusted assets)        $10,170,000  10.63%  $2,871,000  3.0%     $4,785,000   5.0%

As of December 31, 1996:
Total capital
 (to risk-weighted assets)   $ 9,600,000  17.52%  $4,384,000  8.0%     $5,480,000  10.0%
Tier I capital
 (to risk-weighted assets)   $ 8,863,000  16.17%        N/A            $3,288,000   6.0%
Tier I capital
 (to adjusted assets)        $ 8,863,000  9.04%   $2,942,000  3.0%     $4,903,000   5.0%

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

     The Office of Thrift Supervision regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1997, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

18.  Employee Benefits

     Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 1997, 1996, and 1995 is $428,676, $362,621, and $329,471, respectively.

     NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 1997, 1996, and 1995 are $359,401, $278,720, and $275,457,
respectively.

     Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. NCB expensed $210,000 for the Plan in 1997.

19.  Income Taxes

     Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax. In 1998, NCB anticipates that it will declare a patronage dividend for 1997 of $13,983,000. The anticipated cash portion of the 1997 patronage dividend is included in patronage dividends payable at December 31, 1997. The anticipated stock portion of the patronage dividend of 1997 earnings to be distributed has been added to allocated retained earnings at December 31, 1997. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

     The provision for income taxes consists of the following:

                     Year Ended December 31,

                                1997        1996      1995
Current tax expense
     Federal                $1,270,100   $674,728   $665,429
     State and local           143,504    148,054     19,184

Total current                1,413,604    822,782    684,613
Deferred tax expense (benefit)
     Federal                   (38,106)   (25,868)   (14,858)
     State and local             -           -       107,928


     Total deferred            (38,106)   (25,868)    93,070

Total provision             $1,375,498   $796,914   $777,683


     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                           Year Ended December 31,


                   1997           1996           1995

Statutory U.S. tax rate  $ 5,884,348    $ 4,242,158    $ 4,510,339
Patronage dividends       (4,754,097)    (3,567,430)    (3,844,910)
State and local taxes        143,504        148,054        127,112
Other                        101,743        (25,868)       (14,858)

Income tax provision     $ 1,375,498    $   796,914    $   777,683

     Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 1997 and 1996:

                                            1997         1996

Deferred commitment fees                 $ 133,609    $ 129,067
Allowance for loan losses                  313,112      280,185
Other                                      146,925       96,455

Gross deferred tax assets                  593,646      505,707

Mortgage servicing rights                  (60,994)        -
Loan bad debt expense                         -         (56,342)
Federal Home Loan Bank stock dividends     (65,175)     (48,697)
Other                                      (58,078)     (14,412)

Gross deferred tax liabilities            (184,247)    (119,451)

Net deferred tax asset                   $ 409,399    $ 386,256


20.  Income Available for Dividends on Stock

     Under a existing long-term debt agreements, the aggregate amount of cash dividends on Class C or Class D Stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB's taxable income for such calendar year.

     Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C Stock at a rate greater than the statutory interest rate payable on the subordinated debt. Those rates for 1997, 1996, and 1995 are 6.4%, 6.1% and 6.7%, respectively. Consequently, the amounts available for payment on the Class C Stock for 1997, 1996, and 1995 are $1,399,694, $1,326,847, and $1,455,988, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B Stock.

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

     The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows (amounts in thousands):

                                          Contract or        Estimated
                                        Notional Amounts     Fair Value

                                         1997      1996      1997   1996
Financial instruments whose
contract amounts represent
credit risk:
   Commitments to extend credit        $414,905  $184,625  $1,899  $  435
   Standby letters of credit           $116,814  $100,845  $1,309  $1,157

Derivative Financial Instruments Held or Issued for Purposes
Other Than Trading

     NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its own exposure to fluctuations in interest rates. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate risk. These instruments included interest rate swaps, financial future contracts, and forward commitments.

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $3.1 million representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     NCBSB and NCB enter into forward commitments to sell a portion of their production of loans to Federal National Mortgage Association (Fannie Mae) and Residential Funding Corporation. The market value of forward commitments is considered in the lower of cost or market valuation of the loan portfolio held for sale.

     The contract or notional amounts and the respective estimated fair value of NCB's off-balance sheet financial instruments at December 31, are as follows: (amounts in thousands):

                                       Contract or
                                    Notional  Amounts    Estimated Fair Value
                                      1997     1996        1997      1996
Financial instruments whose
   notional or contract amounts
   exceed the amount of
   credit risk:

      Financial futures
      contracts                       $218,200  $167,200   $217,050  $170,421
      Interest rate swap
      agreements                      $123,000  $161,000   $126,144  $164,722

     At December 31, 1997 and 1996, NCB had deferred gains and
(losses) outstanding on financial futures contracts totaling
$81,156 and ($3,688,563), $15,313 and ($1,347,082), respectively, which are included in loans held for sale.

22. Fair Value of Financial Instruments

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resultant fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amount approximates fair value.

     Investments - Fair values are based on quoted market prices for identical or comparable securities.

     Loans and lease financing - For adjustable rate commercial loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values. The fair market value of other adjustable rate loans is estimated by discounting the future cash flows assuming that the loans mature on the next repricing date using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and other loans and leases, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities. The fair value of loans held for sale is based on market prices for similar loans sold in the secondary market adjusted for differences in loan characteristics.

     Interest-only receivables - The fair value of interest-only receivables is estimated by discounting the future cash flows using current market investor pass-through rates for similar securities and loans for which the interest-only receivable relates.

     Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

     Short-term and other borrowings - The carrying amounts of the revolving line of credit balances, other borrowings approximate fair value.

     Long-term debt - The fair value of long-term debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

     Subordinated debt - The fair value of subordinated debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

     Interest rate swap agreements - The fair value of interest rate swaps (used for interest rate risk management purposes) is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     Financial futures and forward contracts - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 1997 and 1996. The fair value of forward contracts is based on current market prices for similar contracts.

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

The estimated fair value of the Bank's financial instruments as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                           1997                 1996
Financial Assets:                  Carrying     Fair      Carrying   Fair
                                    Amount      Value     Amount     Value

  Cash and cash equivalents        $ 21,689    $ 21,689   $ 17,150   $ 17,150
  Investments
    Available-for-sale               61,268      61,268     57,903     57,903
    Held-to-maturity                  1,942      1,912      2,946       2,294
  Interest-only receivables           4,450      4,450      3,192       2,791
  Loans and lease financing         773,768    786,004    750,094     756,301

Financial Liabilities:
  Deposits                           83,826     83,281     88,620      88,211
  Short-term and other borrowings   243,121    243,121    224,500     224,500
  Long-term debt                    204,793    207,079    202,137     204,824
  Subordinated debt                 182,785    189,137    182,853     188,743

Off-Balance Sheet Financial
Instruments:
  Interest rate swap agreements     123,000    126,144    161,000     164,722
  Financial futures and
    forward commitments             218,200    217,050    167,200     170,421
  Commitments to extend credit      414,905      1,899    184,625         435
  Standby letters of credit         116,814      1,309    100,845       1,157

23. New Accounting Standards

    In June 1997, SFAS Nos. 130 and 131 were issued: "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. SFAS No. 130 requires that certain financial activity typically disclosed in members' equity be reported in the financial statement as an adjustment to net income in determining comprehensive income. Items applicable to NCB would include unrealized gain/loss on securities available-for-sale. Items identified as comprehensive income should be reported in the statements of condition and the statements of changes in members' equity, under separate captions. SFAS NO. 130 is effective for NCB on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement. NCB does not anticipate any financial impact from the implementation of SFAS NO. 130.

    SFAS No. 131 requires the reporting of selected segment information in quarterly and annual reports. Information from operating segments is derived from methods used by NCB's management to allocate resources and measure performance. SFAS No. 131 is effective for NCB on January 1, 1998, including the restatement of prior periods reported consistent with this pronouncement, if practical. NCB does not anticipate any material impact from the implementation of SFAS No. 131.

24. Subsequent Events

    On January 15, 1998, the Board of Directors authorized the dissolution of CFC at which time NCB will assume all liabilities of CFC and receive a distribution of all assets after satisfaction of CFC's liabilities. Management expect the dissolution to occur by December 31, 1998.

    In February 1998, NCB sold and securitized $130 million in real estate loans generating gains of $3 million. The gain on sale of loans will be included in the first quarter 1998.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 13, 1997, the Registrant filed a report on Form 8-K that reported a change in the Registrant's Certifying
  Accountant.

                            PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of NCB and the positions held by each are as follows:

                                                 Year First   End of
                        Position                  Appointed    Term      Age
Alfred A. Plamann      Chairman of the Board of
                       Directors and Director        1995      1998      55

Charles E. Snyder      President and Chief
                       Executive Officer             1983       -        44

Leo H. Barlow          Director                      1993      1999      45

Harry J. Bowie         Director                      1991      1998      62

James L. Burns, Jr.    Vice Chairman of the Board
                       Of Directors and Director      1996     1999      59

Joseph Cabral          Director                       1995     1998      49

Kirby J. Erickson      Director                       1997     2000      57

Jackie Jenkins-Scott   Director                       1997     2000      48

Marilyn J. McQuaide    Director                       1996     1999      48

Michael J. Mercer      Director                       1997     1998      44

Mary Ann Rothman       Director                       1993     1999      55

Anthony J. Scallon     Director                       1995     1998      52

Sheila A. Smith        Director                       1995     1998      52

Peter C. Young         Director                       1997     2000      52

Thomas K.Zaucha        Director                       1997     2000      53


                                                     Year First  End of
                     Position                        Appointed   Term    Age

Caroline Blakely     Managing Director, Chief
                     Marketing Officer
                     President, NCB Capital
                     Corporation
                     President and Director,
                     NCB 1, Inc.
                     President and Director,
                     NCB Insurance Brokers, Inc.        1992       -     43

Charles H. Hackman   Managing Director, Chief
                     Credit Officer
                     President,
                     NCB Financial Corporation
                     Vice President and Director,
                     NCB Savings Bank, FSB
                     Vice President and Director,
                     NCB Insurance Brokers, Inc.        1984       -     53

Mark W. Hiltz        Managing Director, Chief
                     Credit Risk Officer                1982       -     50

Richard L. Reed      Managing Director, Chief
                     Financial Officer
                     Treasurer, NCB Mortgage
                     Corporation
                     Vice President and Director,
                     NCB Savings Bank, FSB
                     Vice President, Treasurer and
                     Director, NCB Investment
                     Advisers, Inc.
                     Treasurer, NCB Retail
                     Finance Corporation                1985       -     39

Thomas C. Schoettle  President, NCB Savings
                     Bank,FSB                           1997       -     42


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

     Charles E. Snyder was named President and Chief
Executive Officer of NCB in January, 1992.  He had been Corporate
Vice President and Chief Financial Officer of NCB from 1983 to
December 1991.

     Leo H. Barlow is a shareholder of Sealaska
Corporation. Previously, he was President & Chief Executive
Officer of Sealaska Timber Corporation from August, 1992 until
August 31, 1997.  Prior to that, he was President and  Chief
Executive Officer of Sealaska  Timber Corporation.

     Harry J. Bowie has been the President and Chief
Executive Officer of Delta Foundation, Inc., a community development corporation located in Greenville, Mississippi, since 1986. He has also served as a Director of the Southern Regional Council located in Atlanta and the Housing Assistance Council located in Washington, D.C.

     James L. Burns, Jr. has been the President and
Chief Executive Officer of The Co-operative Central Bank since 1972. He also has been the President and Chief Executive Officer of Co-operative Investment Fund since 1984. In addition, he has served as a consultant to the Australian government and the Australian and New Zealand banking industry.

     Joseph Cabral has been the President and Chairman of the Board of Chatsworth Products, Inc. since its inception in June, 1991. He also serves as President of the California chapter of the ESOP Association and a member of the Executive Board of the ESOP Association State/Regional Council. Prior to June, 1991, he was associated with Arthur Andersen & Co.

     Kirby J. Erickson has been the Executive Vice
President of Group Health Inc. (GHI)/HealthPartners, Inc. since
1992. He also had served in various capacities since 1965 at Aetna Health Plans, United Health Care, Inc., Fairview Community
Hospitals and Fairview Southdale Hospital.

     Jackie Jenkins-Scott is the President and Chief
Executive Officer of the New England Hospital d/b/a Dimock Community Health Center for the past 14 years. Prior to her position with Dimock, she served as Director of the Roxbury Court Clinic and held several positions with the Commonwealth of Massachusetts, Department of Public Health from 1973 to 1977.
She has been a Board Member of the Massachusetts League of Commmunity Health Centers and a member of the National Association of Community Health Centers, Inc.

     Michael J. Mercer has been the President of Georgia Credit Union Affiliates since 1985 and Vice Chairman of the Association of Credit Union League Executives since 1996. He was also one of the founders of the Credit Union Service
Corporation and was its former Chairman.


     Mary Ann Rothman has been Executive Director of the Council of New York Cooperatives since 1980. She also serves on the executive committee of the National Association of Housing Cooperatives and is Vice Chairman of the NCBDC's Board of Directors.

     Anthony J. Scallon has been Chairman of the Board of Directors, Federal Home Loan Bank of Des Moines since
1994. He also has been a Vocational Coordinator, Independent School District # 197, West St. Paul, Minnesota from 1994 to the present time. He was elected as a Minneapolis City Council Member in 1979 and served until 1993.

     Sheila A. Smith has been President and Chief
Operating Officer of Advanced Rubber Concept Inc., (ARC) since
1979. In addition to her position at ARC, she is also President of GRC Industries and Vice President of TQS Group, Inc.

     Peter C. Young has been the Executive Director of
Area Cooperative Educational Services for almost 26 years.
Currently, he is a member of the Board of Trustees and the Finance Committee of CT Hospital Association/Workers Compensation
Trust. He is also the Fiscal Agent (Treasurer) and was a member of the Governing Board of the American Association of Educational
Service Agencies.


     Thomas K.Zaucha has been the President and Chief
Executive Oficer of the National Grocers Association (NGA) since 1982. He served as President and Chief Executive Officer of the Grocers Fixtures & Equipment Company from 1978 to 1982 prior to its merger with NGA. He is also currently serving as a Board Member of NCB Retail Finance Corporation and Cooperative Development Foundation.

     Caroline E. Blakely is a Managing Director and
Chief Marketing Officer with NCB. She was formerly a Corporate Vice President, Real Estate Division in 1994, a Senior Vice President from 1993 to 1994 and a Vice President from 1992 to 1993. Previously, she was a shareholder and attorney in Fields and Director, PC with a practice in corporate and real estate law from 1991 to 1992. She was also a shareholder and attorney with Golden Freda & Schraub, PC with a practice in corporate and real estate law from 1985 to 1991.

     Charles H. Hackman is  a Managing Director and
Chief Credit Officer with NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, and President of NCB Financial Corporation since its inception in 1988.

     Mark W. Hiltz is a Managing Director and Chief
Risk Officer with NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1996 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

     Richard L. Reed is a Managing Director and Chief
Financial Officer with NCB. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice
President and Treasurer from 1992 to 1994.  He was  Vice
President, Treasury from 1989 to 1992.

     Thomas  C. Shoettle was named President and Chief
Executive Officer of NCB Savings Bank, FSB in 1997. He was the Executive Vice President of the Savings Bank from 1995 to 1996. Previously, he served for eight years as Vice President, Commercial and Residential Lending and Regional Manager with Merchants National Bank and for three years as Manager, Special Assets with Farm Credit System.

Non-Incumbent Nominees for Directorships

Harold L. Citrin
David A. Cox
Kenneth L. Hartung
Lynn M. Hoopingarner
Donald E. Lien
Alex N. Miller

     Harold L. Citrin has been a Board Member of 1036
Park Corporation for three years.  He is also a Managing
Director of Bear, Stearns and Company. Prior to joining the board of 1036 Park Corporation, he was the Chairman of the Board of Appeals of the Village of Kings Point, Long Island and was a Board Member for 12 years.

     David A. Cox has served as President and Treasurer of 718 Apartments, Inc. He is currently employed as Director of Economic Development in the South Bronx. Dave founded Dave's Distributing, a food distribution company in New York City. He was also a member of the High Falls Food Co-op for three years and was an ex-officio Board Member and Chairman of the Legislative and Education Committee of Bethex Federal Credit Union.

     Kenneth L. Hartung has been a Vice President of
FoodService Purchasing Cooperative since 1993. He also serves as President of the Cooperative's Canadian subsidiary (FoodService Purchasing of Canada) since 1994 and currently is the Chairman of the Cooperative's insurance subsidiary (Kenco Insurance
Agency). He is also a Board Member of Bridgehaven, a member health provider agency.

     Lynn M. Hoopingarner is the Owner/President of Hoopingarner, a business and management consulting company founded in 1992. She has been the President of White House Owners Association for the past four years and held various positions at the Association for three years. She also previously worked as a banker at Chase Manhattan Bank and Wells Fargo Bank.

     Donald E. Lien has been the President and Chief
Executive Officer of Panhandle Cooperative Association for two years. He is also the Vice Chairman of the North Platte Petroleum Partnership, a joint venture with twenty one other co-ops to buy and sell petroleum products. He was also a Regional Manager of Farmland Industries, Inc. for four years and a General Manager of Central Farmer Co-op for twelve years.

     Alex N. Miller  has been the President of G & M
Management Corporation since 1974 and President and Chief Executive Officer of CAM Systems, Inc. since 1986. In 1996, he founded and now serves as the President of Share Credit Corporation which provides low cost share financing to limited equity housing cooperatives. He founded the Registered Cooperative Manager Program and serves on its Board of Governors. He also served as a member of the Board of Directors of the National Association of Housing Cooperatives for four consecutive terms.


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

         The Executive Committee is responsible for exercising all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interest of NCB. It also reviews and recommends CEO's annual compensation and benefit plans, authorizes contracts in excess of $100,000, recommends to the board rules and procedures governing the board, reviews and recommends policies or actions not within the authority of any other committee, serves as the appeal authority for loan turn-down, recommends to the board appointment of representatives to other boards where NCB is entitled to such representation and approves exceptions to policies not within the athority of another committee. The members of the committee are Leo H. Barlow, Harry J. Bowie, James L. Burns, Jr., Joseph Cabral, Alfred A.Plamann(Chair), Mary Ann Rothman, and Sheila A. Smith.

        The Loan and Business Development Committee is responsible for providing policy to management and for monitoring the lending, fee for service and business development efforts of NCB and its subsidiaries, consistent with the board's approved strategic plan. The members of the committee are Harry J. Bowie(Chair), James L. Burns, Jr., Jackie Jenkins-Scott, Mary Ann Rothman, Anthony J. Scallon, Sheila A. Smith and Thomas K. Zaucha.

        The Finance Committee is responsible for monitoring NCB's financial planning, budgeting process, asset liability management and funding strategies. The members of the committee are Leo H. Barlow(Chair), Joseph Cabral, Kirby J. Erickson, Marilyn J. McQuaide, Michael J. Mercer, Anthony J. Scallon, Peter C. Young and Alfred A. Plamann.

        The Audit Committee is responsible for assisting the Board of Directors in fulfilling its statutory and fiduciary responsibilities for NCB and its subsidiaries and affiliate by overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB and its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the Committee are Leo H. Barlow, Joseph Cabral(Chair), Kirby J. Erickson, Marilyn J. McQuiade, Michael J. Mercer and Anthony J. Scallon.

         The Low Income Policy Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways NCB can increase low income lending. The members of the committee are Harry J. Bowie, James L. Burns, Jr., Jackie Jenkins-Scott, Mary Ann Rothman, Sheila A. Smith(Chair), Thomas K. Zaucha and Peter C. Young.

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

                                                               All Other
                                         Annual Compensation   Compensation
(a)                            (b)       (c)        (d)       (e)
Name and
Principal Position             Year      Salary      Bonus

Charles E. Snyder,             1997     $310,013   $103,250    $20,440
President & CEO                1996      295,000     96,670     19,380
                               1995      275,534     86,450     19,320

Caroline Blakely               1997      203,678     59,500     20,440
Managing Director, Chief       1996      170,627     53,375     19,267
Marketing Officer              1995      138,130     44,750     17,669

Charles H. Hackman             1997      189,387     63,591     20,440
Managing Director, Chief       1996      182,664     63,591     19,380
Credit Officer                 1995      175,147     52,950     19,320

Richard L. Reed                1997      150,005     52,500     19,037
Managing Director, Chief       1996      117,500     36,575     15,010
Financial Officer              1995      102,918     20,000     13,148

Mark Hiltz                     1997      145,005     48,125     18,592
Managing Director, Chief       1996      137,505     45,719     15,520
Risk Officer                   1995      124,147     20,400      8,481

 * The "All Other Compensation" reported for 1997 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401(k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

                      Retirement Plan   Matching 401(k)  Term Insurance
                       Contribution      Contribution      Premiums

Mr. Snyder                $9,500           $9,500          $1,440
Ms. Blakely                9,500            9,500           1,440
Mr. Hackman                9,500            9,500           1,440
Mr. Reed                   9,000            9,000           1,037
Mr. Hiltz                  8,700            8,700           1,192

COMPENSATION OF THE BOARD

         Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 1997 to $471.88 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $7,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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


      The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1997.


                                  Class B Stock          Class C Stock

       Name and Addresses      No. of     Percent     No. of     Percent
       of Shareholders         Shares     of Class    Shares     of Class

       Co-op Central Bank      30,500.00    3.63%     28,281.01   12.91%
       265 Franklin Street
       Boston, MA. 92110

       Greenbelt Homes Inc.    14,424.28    1.71%     29,451.26   13.44%
       Hamilton Place
       Greenbelt, MD. 20770

       Group Health, Inc (1)   11,637.75    1.38%     14,249.60    6.50%
       2829 Univ. Ave., S.E.
       Minneapolis, MN 55414

       (1) Included in the above are 2,878.79 shares and 2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan which is affiliated with GHI.

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

National Cooperative Bank                    Largest                Interest
                                             Balance    Balance as   Rate as
                                                in         of          of
                                               1997     12/31/97    12/31/97

Leo H. Barlow        Sealaska Timber Corp   $7,953,690  $6,389,603    9.18%
                     Sealaska Corp           1,519,226   1,074,584    9.15%
                     Sealaska Corp           5,800,000   3,816,666    8.10%

James L. Burns, Jr.  Co-op Central Bank      15,00,000           0

Joseph  Cabral       Chatsworth Products       325,200     111,600    8.97%
                     Chatsworth Products       411,714     411,350    8.97%
                     Chatsworth Products       616,724     477,081    8.97%
                     Chatsworth Products     3,824,602   3,440,471    8.97%

Kirby J. Erickson    Central Minnesota
                       Group Health           3,474,220   3,123,085    8.10%
                     Central Minnesota
                      Group Health           3,008,280   3,008,280    7.63%

Alfred A. Plamann    Grocers Cap Revolver    1,250,000           0
                     Grocers Cap Revolver    1,750,000           0
                     Mollie Stone            7,151,227   7,102,455    9.50%
                     K.V. Mart               1,964,244   1,964,244    9.87%
                     Major Market              732,790     574,512   10.00%
                     Andronico's            2,363,603    2,091,188    8.84%
                     Andronico's            2,915,000    2,420,000    8.84%
                     Andronico's            2,400,000    2,340,000    8.38%
                     Superior Warehouse     9,425,130    8,450,520    9.00%
                     Grocers Cap Program
                     Purchase               5,815,949    4,701,140    7.25%

Mary  Ann Rothman    110-118 Riverside
                      Tenants               1,000,000             0



                                             Largest                Interest
                                              Balance    Balance as   Rate as
                                                in          of         of
                                               1997      12/31/97   12/31/97

Peter C. Young       Area Coop Education
                      Services                670,000     670,000    9.00%
                     Area Coop Education
                      Services              1,291,760   1,135,310    8.75%
                     Area Coop Education
                      Services                145,184      93,466    8.95%

Charles H. Hackman   Watergate South                0           0

Charles E. Snyder    National Cooperative
                      Business Association    400,000           0
                     National Cooperative
                      Business Association    108,160     100,990    Lease

Nominees for Directorship

Harold L. Citrin     1036 Park Corporation  1,398,769   1,397,330    7.32%

David A. Cox         718 Apartments, Inc.   1,646,028           0
                     718 Apartments, Inc.   1,800,000   1,793,129    7.42%

Kenneth L. Hartung   KFC National
                      Purchasing Coop       3,000,000           0
                     Kazi HFP               1,075,556   1,002,222    7.72%
                     Kazi/NJ                  701,110     689,447    7.72%
                     Best Mexican Foods,
                      Inc.                    332,240     297,240    8.72%
                     Quality Foods, Inc.      380,000     340,000    8.72%
                     Italian American Foods   225,000     175,000    8.72%
                     KFC/Cerritos             345,833     295,833    8.97%
                     Dinsmoor Mini Mart       741,667     725,000    8.75%
                     Tollgate Foods, Inc.     296,429     253,571    9.00%
                     Siegel Food Services     446,037     405,488    8.47%
                     Ross Point KFC, Inc.     271,726     234,134   11.68%
                     Dev. Diversified Corp  1,385,556   1,288,889    8.50%
                     Dev. Diversified Corp    850,000     576,842   11.50%
                     Marvin L & Phyllis
                      White                 1,079,117   1,040,658    8.50%
                     E.A.P. Management
                      Corp                    136,000     104,000    8.20%
                     Karbach                  580,000     504,148    8.75%
                     KFC/Southgate             15,000      13,750    9.50%
                     KFC/Ecorse                15,500      14,208    9.50%
                     KFC/Lincoln               13,000      11,917    9.50%
                     KFC/River Rou             10,000       9,167    9.50%
                     KFC/Wyandote              15,000      13,750    9.50%
                     Easter Food              350,000     326,667    9.25%
                     Carolina Bell            150,000     140,854    9.25%

Lynn M. Hoopingarner  White House Owners
                       Corp                   200,000     189,585    9.38%

Donald E. Lien        Panhandle Cooperative 2,300,000     600,000    8.50%
                      Panhandle Cooperative    83,333           0
                      Panhandle Cooperative 1,075,862     827,586    8.63%

Alex N. Miller        The Columns at
                       East Hill              205,148     205,148    9.24%
                      Tanglewood Garden
                       Coop                   872,491     864,859    9.69%


NCB Savings Bank, FSB

Charles H. Hackman    Personal                113,593      93,371    7.00%

         NCB has one direct loan outstanding and one participation through National Bank of Alaska outstanding to Sealaska Corporation of which Mr. Barlow is a shareholder. The proceeds of the loan were used to refinance real estate while the proceeds of the participation were used for general working purposes. In addition, NCB has a $6.4 million loan participation with National Bank of Alaska which was used to acquire timber.

         NCB has a $15 million participation in a $30 million revolving line of credit with Co-operative Central Bank of which Mr. Burns is the President and Chief Executive Officer.

         NCB has one term loan and two lines of credit outstanding to Chatsworth Products, Inc. of which Mr. Cabral is the President. The term loan was used to facilitate an Employee Stock Ownership Purchase. The lines of credit are used for the purchase of machinery and equipment and are termed out after the initial draw periods.

         NCB has two outstanding commercials loans with Central Minnesota Group Health Plan, Inc. (CMGHP). Mr. Erickson is the Executive Vice President of Group Health, Inc.
(GHI)/HealthPartners, Inc. HealthPartners, Inc. is GHI's parent company and GHI is the sole corporate member of CMGHP. These loans were used to fund a new healthcare center and refinance an existing term loan.

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

         NCB has three commercial loans outstanding with Area Cooperative Educational Services of which Peter C. Young is the Executive Director. The first is a line of credit used for working capital; the second consolidated an existing line of credit and first deed of trust and the third one is a term facility to finance the reroofing of the Educational Center for the Arts Building.

         NCB has a line of credit outstanding to Watergate South, Inc. of which Mr. Hackman, an officer of NCB, is the President of the Board. The purpose of the line of credit is for capital improvements to the property.

          NCB has a line of credit outstanding and a lease financing to National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, is a Board Member. The line of credit is to provide working capital while the lease financing is for computer hardware and software purchased.

         Board nominee Harold L. Citrin is presently a Board Member of 1036 Park Avenue Corporation. NCB has a real estate loan to 1036 Park Avenue Corporation which was used to refinance an existing mortgage and to provide capital reserves. This loan has been sold and is not reflected on NCB's books.

         Board nominee David A. Cox is the President and
Treasurer of 781 Apartments, Inc. NCB has a real estate loan to 781 Apartments, Inc. which was used to refinance an existing mortgage and to finance repairs and improvements. This loan has been sold and is not reflected on NCB's books.

         Board nominee Kenneth L. Hartung is a Vice President of FoodService Purchasing Cooperative(FSPC). NCB has a line of credit to KFC National Purchasing Cooperative, Inc. d/b/a FoodService Purchasing Cooperative which is available for working capital purposes. NCB also has started a member finance program whereby NCB provides financing to KFC and Taco Bell retail members for store renovation, purchase of new stores and the purchase of equipment and inventory. FSPC provides guarantees for these member loans. The remaining loans listed with respect to Mr. Hartung were made under this program.

         Board nominee Lynn M. Hoopingarner is the President of
White House Owners Association. NCB has an outstanding real estate loan to the White House Owners which was used to finance capital improvements.

         Board nominee Donald E. Lien is the President and Chief Executive Officer of Panhandle Cooperative Association. NCB has two outstanding commercial loans with Panhandle Cooperative. These loans were used to finance equipment purchases and provide operating capital.

         Board nominee Alex N. Miller is the President of G & M Management Company. NCB has outstanding loans to The Columns at East Hill and Tanglewood Garden Coop. G & M provides management services for these cooperatives. The purposes of these loans were to refinance acquisition and for capital improvements.
These loans have been sold and are not reflected on NCB's books.

         In its normal course of business, NCB Savings Bank makes loans to employees at competitive market rates. NCB Savings Bank has issued a home mortgage to Charles Hackman.

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

Financial Statements as of December 31, 1995, 1996, and 1997.
   Page #

    27     Report of Independent Public Accountants

    28     Independent Auditors' Report

    29     Consolidated Balance Sheets

    30     Consolidated Statements of Income

    31     Consolidated Statements of Changes in Members' Equity

 32-33     Consolidated Statements of Cash Flows

 34-61     Notes to the Consolidated Financial Statements

 (a)(2)    Not applicable

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

(a)(3) The following exhibits are filed as a part of this report.

 Exhibit No.

 (a)  3.1   National Consumer Cooperative Bank Act, as
            amended through 1981.

 (c)  3.2   1989 Amendment to National Consumer Cooperative Bank
            Act.

 (d)  3.3   Bylaws of NCB

 (g)  4.1   Election Rules of the NCB.  For other instruments
            defining the rights of security holders, see
            Exhibits 3.1 and 3.2.

 (h)  4.2   Form of Assumption Agreements and Amended and
            Restated Senior Note Agreements

 (h)  4.3   Schedule Concerning Senior Note Agreements

 (l)  4.4   Financing Agreement with U.S. Treasury

 (m)  4.5   Note Purchase Agreement with Lutheran Brotherhood et
            al.

 (n)  4.6   Master Shelf Agreement with Prudential Insurance Co.
            of America et al.

 (o)  4.7   Senior Note Agreement (Dec. 1996)

 (s)  4.8   First Amendment Agreement to Master Shelf Agreement
            with Prudential Insurance Co. of America

 (s)  4.9   First Amendment Agreements to the Assumption
            Agreement and Amended and Restated Note Purchase
            Agreements

 (s)  4.10  First Amendment Agreements to the Note Purchase
            Agreements with Lutheran Brotherhood et al.

 (p)  4.11  Form of Indenture for Debt Securities

 (q)  4.12  Form of Fixed Rate Medium Term Note

 (r)  4.13  Form of Floating Rate Medium Term Note

*(u)  10.1  Chief Executive Officer Incentive Plan

      10.2  (No Exhibit)

*(i)  10.3  Deferred Compensation Agreement with Charles E.
            Snyder

*(f)  10.4  Severance Agreement with Charles E. Snyder

 (t)  10.5  Third Amended and Restated Loan Agreement with Fleet
            Bank as Agent

*(a)  10.6  Insurance Plan for NCB Executive Officers

 (b)  10.7  Subordination Agreement with Consumer Cooperative
            Development Corporation (now NCB Development
            Corporation)

 (t)  10.8  Master Shelf Agreement with Prudential Insurance Co.
            of America et al. (June 1997)

      10.11 (No Exhibit)

 (d)  10.12 Lease on Headquarters of  NCB

*(u)  10.13 NCB Executive Long-Term Incentive Plan

*(g)  10.14 Employment Agreement with Marlon W. Pickles

      10.15 (No Exhibit)

      10.16 (No Exhibit)

      10.17 (No Exhibit)

  (i) 10.18  Term Loan Agreement with Credit Suisse (Feb. 1996)

      10.19  (No Exhibit)

  (j) 10.20  Term Loan Agreement with Credit Suisse (Sept.
             1996)
      10.21  (No Exhibit)

      10.22  (No Exhibit)

  (j) 10.23   Term Loan Agreement with Comerica Bank (Dec. 1995)

      10.24   (No Exhibit)

  (k) 10.25   Term Loan Agreement with PNC Bank (Aug. 1997)

 *(u) 10.26   Incentive Plan for NCB Executive Officers

      10.27   (No Exhibit)

  (s) 10.28   Amendment No. 1 to Term Loan Agreement with
              Credit Suisse (Feb. 1995)

  (s) 10.29   Amendment No. 1 to Term Loan Agreement with
              Credit Suisse (Sept. 1995)

  (s) 10.30  Amendment to Term Loan Agreement with Comerica Bank
             (Dec. 1995)

  (j)  22.1 List of Subsidiaries and Affiliates of the NCB

  (u)  23.1  Consent of Arthur Andersen LLP

  (j)  25.1  Power of Attorney by Joseph Cabral

  (h)  25.2  Power of Attorney by Leo Barlow

  (u)  25.3  Power of Attorney by Kirby J. Erickson

  (e)  25.4  Power of Attorney by Harry J. Bowie

  (u)  25.5  Power of Attorney by Jackie Jenkins-Scott

  (s)  25.6  Power of Attorney by James L. Burns, Jr.

  (h)  25.7  Power of Attorney by Mary Ann Rothman

  (u)  25.8  Power of Attorney by Michael J. Mercer

  (u)  25.9  Power of Attorney by Peter C. Young

  (u)  25.10 Power of Attorney by Thomas K.Zaucha

  (j)  25.11 Power of Attorney by Alfred A. Plamann

  (j)  25.12 Power of Attorney by Anthony J. Scallon

  (j)  25.13 Power of Attorney by Sheila A. Smith

       25.14 (No Exhibit)

  (s)  25.15 Power of Attorney by Marilyn J. McQuaide

  (u)  27    Financial Data Schedule

* Exhibits marked with an asterisk are management contracts or compensatory plans.

          (a) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement
           No.2-99779 (Filed August 20, 1985).

          (b) Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7,
           1996).

          (c) Incorporated by reference to the exhibit of the
           same number filed as   part of the registrant's annual
           report on Form 10-K for the year ended December 31, 1989 (File No.2-99779).

           (d) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement
            No. 33-42403 (filed September 6, 1991 ).

           (e) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1991(File No. 2-99779).

           (f) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

           (g) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1992 (File No.2-99779).

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

           (l) Incorporated by reference to Exhibit 10.16 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1989 (File No.
            2-99779).

           (m) Incorporated by reference to Exhibit 10.13 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No.
            2-99779).

           (n) Incorporated by reference to Exhibit 10.15 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No.
            2-99779).

           (o) Incorporated by reference to Exhibit 10.22 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1995 (File No.
            2-99779).

           (p) Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No.
            333-17003 (Filed January 21, 1997).

           (q) Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No.
            333-17003( Filed January 21, 1997).

           (r) Incorporated by reference to Exhibit 4 to the registrant's report on Form 8-K filed February 11, 1997 (File No. 2-99779).

           (s)Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1996 (File No. 2-99779).

            (t) Incorporated by reference to the exhibit of the
             same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended
             June 30, 1997 (File No. 2-99779).

            (u) Filed herewith


            (b) The Registrant did not file any  report on Form 8-K
             during the last quarter of 1997.


                           SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

               NATIONAL CONSUMER COOPERATIVE BANK

      DATE  March 30, 1998     BY/s/Charles E. Snyder
                                    Charles E. Snyder
                                    President and Chief Executive
                                    Officer

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature                      Title                           Date
*/s/Alfred A. Plamann          Chairman of the Board and      3/30/98
Alfred A. Plamann              Director

/s/Richard L. Reed             Managing Director,             3/30/98
Richard L. Reed                (Principal Financial Officer)

/s/Marietta J. Orcino          Vice President, Tax &          3/30/98
Marietta J. Orcino             Regulatory Compliance

/s/Patricia A. Ferrick         Vice President (Principal      3/30/98
Patricia A. Ferrick            Accounting Officer)

*/s/Leo H. Barlow              Director                       3/30/98
Leo H. Barlow

*/s/Harry J. Bowie             Director                       3/30/98
Harry J. Bowie

*/s/James L. Burns, Jr.        Director                       3/30/98
James L. Burns, Jr.

*/s/Joseph  Cabral             Director                       3/30/98
Joseph Cabral

*/s/Kirby J. Erickson          Director                       3/30/98
Kirby J. Erickson

*/s/Jackie Jenkins-Scott       Director                       3/30/98
Jackie Jenkins-Scott

Signature                      Title                           Date

*/s/Marilyn J. McQuiade        Director                       3/30/98
Marilyn J. McQuiade

*/s/Michael J. Mercer          Director                       3/30/98
Michael J. Mercer

*/s/Mary Ann Rothman           Director                       3/30/98
Mary Ann Rothman

*/s/Anthony J. Scallon         Director                       3/30/98
Anthony J. Scallon

*/s/Sheila A. Smith            Director                       3/30/98
Sheila A. Smith

*/s/Peter C. Young             Director                       3/30/98
Peter C. Young

*/s/Thomas K. Zaucha           Director                       3/30/98
Thomas K. Zaucha




* By /s/Richard L. Reed
  Richard L. Reed
  (Attorney-in-Fact)


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 1997 annual meeting. The registrant has not yet distributed an 1997 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.

                           INDEX TO EXHIBITS

Exhibit No.      Description

  10.1     Chief Executive Officer Incentive Plan

  10.13    NCB Executive Long-Term Incentive Plan

  10.26    Incentive Plan for NCB Executive Officers

  23.1     Consent of Arthur Andersen LLP

  25.3     Power of Attorney by Kirby J. Erickson

  25.5     Power of Attorney by Jackie Jenkins-Scott

  25.8     Power of Attorney by Michael J. Mercer

  25.9     Power of Attorney by Peter C. Young

  25.10    Power of Attorney by Thomas K. Zaucha

  27       Financial Data Schedule



                  Supplemental Information
            Registrant's 1998 Election Materials