Form 10-K/A
period 1997-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-04-02
CIK 356801

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

                 ( Cover Continued on Next Page )


                       ( Cover Continued )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Outstanding at December 31, 1997

Class C
(Common stock, $100.00 par value)            219,044

Class B
(Common stock, $100.00 par value)            840,045

Class D
(Common stock, $100.00 par value)                  3

                             ITEM 6. SELECTED FINANCIAL DATA
                                 (DOLLARS IN THOUSANDS)
At December 31,                    1997      1996      1995     1994      1993


 Loans and leases outstanding    $773,768  $750,094  $597,190 $501,090  $457,713
 Allowance for loan losses         17,638    15,505    14,554   13,031    12,309
 Total assets                     869,304   839,336   684,532  567,321   535,767
 Total capital*                   314,376   307,714   300,995  295,749   292,581
 Subordinated debt**              182,542   182,542   182,542  182,542   182,542
  Long-term borrowings, including
   subordinated debt              387,335   384,679   337,230  287,899   312,897
  Members' equity                 131,833   125,172   118,453  113,207   110,039
  Other borrowed funds
   including deposits             531,740   515,257   365,288  256,315   230,868

For the Years Ended December 31,   1997      1996      1995     1994      1993
 Total interest income           $ 68,787  $ 61,265  $ 52,770 $ 41,714  $ 39,451
 Total interest expense            41,944    35,299    30,753   20,609    20,633
 Net interest income               26,843    25,966    22,017   21,105    18,788
 Net income                        12,462    11,199     9,083    8,877     8,616
 Ratios
  Capital to assets                 36.2%     36.7%     44.0%    52.3%     54.6%
  Return on average assets           1.5%      1.5%      1.5%     1.7%      1.6%
  Return on average members'
   equity                            9.7%      9.2%      7.8%     7.9%      8.0%
  Net yield on interest
   earning assets                    3.3%      3.7%      3.7%     4.2%      3.8%

  Average members' equity as a percent of
   Average total assets             15.3%     16.5%     18.9%    21.5%     20.4%
   Average total loans and
    lease financing                 17.9%     19.2%     21.9%    25.0%     24.3%
    Net average loans and lease
     financing to average
     total assets                   85.5%     84.3%     84.0%    83.4%     81.9%

  Net average earning assets to
   average total assets             95.9%     92.4%     92.7%    94.8%     93.9%
  Allowance for loan losses
   to loans outstanding              2.3%      2.1%      2.5%     2.6%      2.7%
  Provision for loan losses
   to average loans outstanding      0.5%      0.3%      0.4%     0.2%      0.3%

 * - Capital includes members' equity and subordinated debt
** - Excludes deferred hedge gains

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

         As shown on Table 2, the net yield on interest earning assets dropped 33 basis points to 3.32% from 3.65% for the year ended December 31, 1996. The yields on average interest earning assets dropped to 8.52% in 1997 from 8.61% in 1996 due to a declining market interest rates on interest bearing assets. Yields on interest bearing liabilities increased from 6.01% in 1996 to 6.20% in 1997 due to the repricing of the subordinated debt and higher volume and interest rates on our borrowings. As a result, the net spread decreased 28 basis points to 2.32% at year end December 31, 1997 compared with 2.60% at the prior year end.

         For the year ended December 31, 1997, interest income increased 12.3% to $68.8 million compared with $61.3 million from the prior year. The increase in interest income was mostly due to a higher average balance of interest earning assets. Average loans and leases outstanding at December 31, 1997 increased to $720.3 million compared with $633.4 million at December 31, 1996.

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

         See Table 1 & Table 2

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
For the years ended December 31,
                                    1997                        1996                 1995
                                             Average                      Average                    Average
Assets                   Average   Income/   Rate/    Average   Income/   Rate     Average  Income/  Rate/
                         Balance*  Expense   Yield    Balance*  Expense   Yield    Balance* Expense  Yield

Interest earning assets

Real estate loans       $355,160 $30,951    8.71%    $316,015 $28,565    9.04%     $256,564 $23,524  9.17%
Commercial loans and
 leases                  365,143  31,599    8.65%     317,427  27,106    8.54%      275,352  25,039  9.09%

  Total loans and
   leases                720,303  62,550    8.68%     633,442  55,671    8.79%      531,916  48,563  9.13%

Investment securities and
 cash equivalents         87,386   6,237    7.14%      77,955   5,594    7.17%       55,890   4,207  7.52%

  Total interest earning
   assets                807,689  68,787    8.52%     711,397  61,265    8.61%      587,806  52,770  8.97%

Allowance for loan
 losses                  (16,747)                     (14,976)                      (13,309)

Non-interest earning assets
  Cash                     5,028                        4,577                         5,023
  Other                   46,176                       32,992                        37,518

Total non-interest earning
 assets                   51,204                       37,569                        42,541

Total assets            $842,146                     $733,990                      $617,038
Liabilities and members' equity

Interest bearing liabilities
  Subordinated debt     $182,542 $10,455    5.73%    $182,943 $ 9,849    5.38%     $182,915 $10,897  5.96%
  Note payable           409,767  27,518    6.72%     321,080  21,341    6.65%      229,963  16,398  7.13%
  Deposits                84,147   3,971    4.72%      83,056   4,109    4.95%       70,596   3,458  4.90%

  Total interest bearing
   liabilities           676,456  41,944    6.20%     587,079  35,299    6.01%      483,474  30,753  6.36%

Other liabilities         36,754                       25,038                        17,178
Members' equity          128,936                      121,873                       116,386

  Total liabilities and
   members' equity      $842,146                     $733,990                      $617,038

Net interest earning
 assets                 $131,233                     $124,289                      $104,332
Net interest revenues
 and spread                      $26,843    2.32%             $25,966    2.60%              $22,017  2.61%
Net yield on interest earning
 assets                                     3.32%                        3.65%                       3.74%

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

         See Table 3 & Table 4

         Non-accruing loans, as a percentage of loans and leases, were .4% and .3% at year-end 1997 and 1996, respectively. Restructured loans decreased to $2.8 million in 1997 compared with $5.1 million in 1996 due to a repayment of a real estate loan in July 1997. As of year end, all restructured loans were current.

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

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN  LOSSES
(dollars in thousands)

At December 31,       1997             1996             1995          1994              1993
                         Percent          Percent          Percent        Percent           Percent
                 Amount  of Total Amount  of Total Amount of Total Amount of Total   Amount of Total
Loans and lease
 financing

 Commercial *    $347,658  44.9%  $342,211  45.6%  $327,215  54.8%  $246,797  49.3%  $223,682  48.8%
 Real estate-
  residential *   389,153  50.3    384,035  51.2    247,524  41.5    234,526  46.7    216,625  47.4
 Real estate
  commercial        7,025   1.0      8,742   1.2      9,361   1.6     10,301   2.1     10,577   2.3
 Lease financing   29,932   3.8     15,106   2.0     13,090   2.1      9,466   1.9      6,829   1.5

Total loans and
 lease financing $773,768 100.0%  $750,094 100.0%  $597,190 100.0%  $501,090 100.0%  $457,713 100.0%

Allocation of allowance for loan losses

 Commercial      $ 10,348  58.7%  $  7,826  50.5%  $  7,158  49.2%  $      0   0.0%  $      0   0.0%
 Real estate-
  residential       6,971  39.5      6,963  44.9      5,820  40.0          0   0.0          0   0.0
 Lease financing      319   1.8        151   1.0        250   1.7          0   0.0          0   0.0
 Unallocated            0   0.0        564   3.6      1,326   9.1     13,031 100.0     12,309 100.0

Total allowance for
 loan losses      $17,638 100.0%   $15,504 100.0%  $ 14,554 100.0%  $ 13,031 100.0%  $ 12,309 100.0%

*Includes loans held for sale

Non-interest income for the quarter increased to $7.9 million in 1997 from $1.9 million in 1996 due primarily to the timing of gains realized in loan sales. This increase however was partially offset by an increase in the provision for loan losses and non-interest expenses of $.5 million and $.8 million, respectively.

         See Table 6

Sources of Funds

      Capital Markets Access

      NCB maintains line of credit facilities provided by a consortium of banks. At year end, total borrowing capacity under these facilities was $320 million, and the outstanding balance at December 31, 1997 was $206.0 million compared with an outstanding balance of $218.0 million at December 31, 1996. Usage, as measured by average outstanding balances during the year, increased from $120.6 million in 1996 to $186.2 million in 1997 due to growth in commercial loan volume and additional activity to fund warehoused real estate loans.

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

Cash, Cash Equivalents, and Investment Securities

         Cash, cash equivalents, and investments increased 6.4% or $5.5 million to $91.8 million compared with $86.3 million in 1996. Cash, cash equivalents, and investment securities, represent 10.6% of interest earning assets in 1997 compared with 10.3% in 1996.

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

         NCB had at year end a $32.5 million investment portfolio which is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity remained at 5 years for 1997 and 1996.

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

National Cooperative Bank                    Largest                Interest
                                             Balance    Balance as   Rate as
                                                in         of          of
                                               1997     12/31/97    12/31/97

Leo H. Barlow        Sealaska Timber Corp   $7,953,690  $6,389,603    9.18%
                     Sealaska Corp           1,519,226   1,074,584    9.15%
                     Sealaska Corp           5,800,000   3,816,666    8.10%

James L. Burns, Jr.  Co-op Central Bank      15,00,000           0

Joseph  Cabral       Chatsworth Products       325,200     111,600    8.97%
                     Chatsworth Products       411,714     241,350    8.97%
                     Chatsworth Products       616,724     477,081    8.97%
                     Chatsworth Products     3,824,602   3,440,471    8.97%

Kirby J. Erickson    Central Minnesota
                       Group Health           3,474,220   3,123,085    8.10%
                     Central Minnesota
                      Group Health           3,008,280   3,008,280    7.63%

Alfred A. Plamann    Grocers Cap Revolver    1,250,000           0
                     Grocers Cap Revolver    1,750,000           0
                     Mollie Stone            7,151,227   7,102,455    9.50%
                     K.V. Mart               1,964,244   1,964,244    9.87%
                     Major Market              732,790     574,512   10.00%
                     Andronico's            2,363,603    2,091,188    8.84%
                     Andronico's            2,915,000    2,420,000    8.84%
                     Andronico's            2,400,000    2,340,000    8.38%
                     Superior Warehouse     9,425,130    8,450,520    9.00%
                     Grocers Cap Program
                     Purchase               5,815,949    4,701,140    7.25%

Mary  Ann Rothman    110-118 Riverside
                      Tenants               1,000,000             0

                           SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

               NATIONAL CONSUMER COOPERATIVE BANK

      DATE  April 2, 1998     BY/s/Charles E. Snyder
                                    Charles E. Snyder
                                    President and Chief Executive
                                    Officer

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature                      Title                           Date
*/s/Alfred A. Plamann          Chairman of the Board and      4/2/98
Alfred A. Plamann              Director

/s/Richard L. Reed             Managing Director,             4/2/98
Richard L. Reed                (Principal Financial Officer)

/s/Marietta J. Orcino          Vice President, Tax &          4/2/98
Marietta J. Orcino             Regulatory Compliance

/s/Patricia A. Ferrick         Vice President (Principal      4/2/98
Patricia A. Ferrick            Accounting Officer)

*/s/Leo H. Barlow              Director                       4/2/98
Leo H. Barlow

*/s/Harry J. Bowie             Director                       4/2/98
Harry J. Bowie

*/s/James L. Burns, Jr.        Director                       4/2/98
James L. Burns, Jr.

*/s/Joseph  Cabral             Director                       4/2/98
Joseph Cabral

*/s/Kirby J. Erickson          Director                       4/2/98
Kirby J. Erickson

*/s/Jackie Jenkins-Scott       Director                       4/2/98
Jackie Jenkins-Scott

Signature                      Title                           Date

*/s/Marilyn J. McQuiade        Director                       4/2/98
Marilyn J. McQuiade

*/s/Michael J. Mercer          Director                       4/2/98
Michael J. Mercer

*/s/Mary Ann Rothman           Director                       4/2/98
Mary Ann Rothman

*/s/Anthony J. Scallon         Director                       4/2/98
Anthony J. Scallon

*/s/Sheila A. Smith            Director                       4/2/98
Sheila A. Smith

*/s/Peter C. Young             Director                       4/2/98
Peter C. Young

*/s/Thomas K. Zaucha           Director                       4/2/98
Thomas K. Zaucha




* By /s/Richard L. Reed
  Richard L. Reed
  (Attorney-in-Fact)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 1998 annual meeting. The registrant has not yet distributed an 1997 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.