Form 10-Q
period 1998-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-05-14
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended March 31, 1998  Commission file number
  2-99779



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
Yes   x    No        .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                   Outstanding at March 31, 1998

     Class C                                      219,044
(Common stock, $100.00 par value)

     Class B                                      840,045
(Common stock, $100.00 par value)

     Class D                                            3
(Common stock, $100.00 par value)
                 National Consumer Cooperative Bank
            (doing business as National Cooperative Bank)
                          and Subsidiaries

                              INDEX

PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets - March 31,
          1998 and December 31, 1997 ............           3

          Consolidated statements of income - for
          the three months ended March 31, 1998
          and 1997...............................           4

          Consolidated statements of cash flows -
          for the three months ended March 31,
          1998 and 1997...........................          5-6

          Condensed notes to the consolidated
          financial statements - March 31,
          1998....................................          7-10

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three  months
          ended March 31, 1998 and 1997...........          11-18

PART II OTHER INFORMATION

Item 4    Submission of Matters to a Vote of
          Security Holders....................              19

Item 6    Exhibits ...........................              20

          Exhibit 10.2 - Term Loan Agreement with
          Credit Suisse First Boston

          Exhibit 10.11 - Fleet Loan Agreement

          Exhibit 27 - Financial Data Schedule

                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
              March 31, 1998 and December 31, 1997
                          (Unaudited)

                                        March 31,      December 31,
                                           1998           1997
Assets
Cash and cash equivalents             $  28,422,662  $ 21,689,245
Restricted cash                           5,906,793     6,884,572
Investment securities
   Available-for-sale                    58,547,126    61,268,440
   Held-to-maturity                       1,942,312     1,942,312

Loans and lease financing               591,606,436   584,635,993
Loans held for sale                     166,631,453   189,132,330
   Less: Allowance for loan losses      (18,049,461)  (17,638,136)
                                        740,188,428   756,130,187

Other assets                             26,198,411    21,389,059

   Total assets                        $861,205,732  $869,303,815

Liabilities and Members' Equity
Liabilities
Deposits                               $ 90,542,835  $ 83,825,979
Patronage dividends payable in cash       8,272,225     5,872,708
Other liabilities                        17,189,083    17,072,271
Borrowings
   Short-term                           195,664,384   243,120,607
   Long-term                            231,608,473   204,793,392
                                        427,272,857   447,913,999

   Subordinated debt                    182,767,532   182,785,385

   Total borrowings                     610,040,389   630,699,384

   Total liabilities                    726,044,532   737,470,342

Members' equity
Common stock
   Class B                              84,004,502     84,004,502
   Class C                              21,904,447     21,904,447
   Class D                                     300            300
Retained earnings
   Allocated                            11,042,674      8,109,931
   Unallocated                          17,640,959     17,474,132
Unrealized gain on investment
     securities available-for-sale         568,318        340,161

   Total members' equity               135,161,200    131,833,473
   Total liabilities and members'
      equity                          $861,205,732   $869,303,815

                  NATIONAL COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)


For the three months ended March 31,      1998         1997

Interest Income
 Loans and lease financing            $15,861,896  $15,371,167
 Investment securities                  1,514,742    1,534,833

   Total interest income               17,376,638   16,906,000

Interest expense
 Deposits                                 991,322    1,032,953
 Short-term borrowings                  3,121,688    2,890,864
 Long-term debt, other borrowings
   and subordinated debt                6,410,586    6,272,295

   Total interest expense              10,523,596   10,196,112

   Net interest income                  6,853,042    6,709,888

Provision for loan losses                 352,879      702,000

   Net interest income after
    provision for loan losses           6,500,163    6,007,888

Non-interest income
 Gain on sale of loans                  3,630,122    1,408,427
 Loan and deposit servicing fees          613,965      555,196
 Other                                  1,279,344    1,105,377

  Total non-interest income             5,523,431    3,069,000

Non-interest expenses
 Compensation and employee benefits     3,819,023    2,692,071
 Contractual services                     916,980      843,219
 Occupancy and equipment                  949,031      951,408
 Contribution to NCB
   Development Corporation                    -        125,000
 Other                                    537,091      479,691

   Total non-interest expenses          6,222,125    5,091,389

Income before income taxes              5,801,469    3,985,499

Provision for income taxes                292,533      337,147

   Net income                         $ 5,508,936  $ 3,648,352

Distribution of net income
 Patronage dividends                  $ 5,508,936  $ 3,648,352
 Retained earnings                           -            -
                                      $ 5,508,936  $ 3,648,352

                  NATIONAL COOPERATIVE BANK
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

For the three months ended March 31,      1998         1997

Cash flows from operating activities
Net income                            $  5,508,936 $  3,648,352
Adjustments to reconcile net income
 to net cash
  Provision for loan losses                352,879      702,000
  Depreciation and amortization          1,142,583    1,400,901
  Gain on sale of loans                 (3,630,122)  (1,408,427)
  Loans originated for sale           (161,136,167) (30,851,790)
  Proceeds from sale of loans held
   for sale                            183,960,431   97,016,540
  Increase in other assets              (1,840,592)  (4,868,065)
  Increase in other liabilities            116,812    7,351,569

 Net cash provided by operating
  activities                            24,474,760   72,991,080

Cash flows from investing activities
  Redemption of restricted cash          1,003,495       -
  Proceeds from maturities of
    investment securities
   Available-for-sale                    1,920,357      237,132
  Net increases in loans and lease
   financing                           (14,882,227) (19,953,074)
   Proceeds from sale of portfolio
    loans                                8,156,399       -

 Net cash used in investing
  activities                            (3,801,976) (19,715,942)

Cash flows from financing activities
  Net increase (decrease) in deposits    6,716,856   (3,796,937)
  Net decrease in short-term borrowing (47,456,223) (67,500,000)
  Proceeds from issuance of long-term
   debt                                 34,800,000   25,000,000
  Repayment on long-term debt           (8,000,000)     -

 Net cash used in financing
  activities                           (13,939,367) (46,296,937)

Increase in cash and cash equivalents    6,733,417    6,978,201

Cash and cash equivalents, beginning
 of year                                21,689,245   17,150,534

Cash and cash equivalents, end of
 period                               $ 28,422,662 $ 24,128,735

                       NATIONAL COOPERATIVE BANK
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


Supplemental schedule of investing and financing activities:

For the three months ended March 31,      1998         1997

Unrealized gain on investment
 available-for-sale                   $   228,157  $   157,486

Interest paid                         $ 8,389,843  $ 6,731,637

Income taxes paid                     $   300,000  $   135,339

                   NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                         March 31, 1998
                          (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

  As of March 31, 1998, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of 1,582 days with interest rates in those portfolios varying from 5.00% to 8.00%.
                       Cash and      Investments  Investments
                         Cash        Available-     Held-to-
                      Equivalents     for-Sale      Maturity

  Cash                $ 1,647,997    $    -       $    -
  Federal funds        12,027,512         -            -
  Money market
    securities         11,344,972        668,282       -
  Mutual funds          3,402,181      1,465,685       -
  Mortgage-backed
    securities             -               5,084   1,942,312
  Corporate bonds          -          11,707,364       -
  U.S. Treasury and Agency
   obligations             -          16,771,691       -
  Interest-only
   receivables             -          27,929,020       -

                      $28,422,662    $58,547,126  $1,942,312

    At March 31, 1998, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $5,906,793 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold of $50,493,942 and $60,320,747 in 1993 and 1992, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years. On March 25, 1998, $1,003,495 was received as a reduction of the restricted cash account due to loan repayments.

    Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.   Loans and Lease Financing

  Loans and leases outstanding by category at March 31, 1998 were:

     Commercial loans                           $353,133,501
     Lease financing                              32,080,215
     Real estate loans
       Residential                               366,063,972
       Commercial                                  6,960,201

                                                $758,237,889

  At March 31, 1998 and December 31, 1997 loans held for resale were $166.6 million and $189.1 million, respectively.

3.    Impaired Assets

  Loans that were impaired at March 31, 1998 and 1997 totalled $6,759,360 and $3,773,980, respectively. The 1998 impaired loans are comprised of nonaccrual loans and a restructured loan totalling $5,737,676 and $1,021,684, respectively. The 1997 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $2,731,394 and $1,042,586, respectively. A specific allowance of $1,334,000 and $1,271,000 has been set aside for these loans at March 31, 1998 and 1997, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1998 and 1997, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totaled $23,710 and $24,186 during the first three months ended March 31, 1998 and 1997, respectively.

  At March 31, 1998, there were no commitments to lend additional funds to borrowers whose loans are impaired.

  At March 31, 1998 and 1997, NCB had real estate acquired through foreclosure of $5,068,389 and $376,708, respectively, which are classified as other assets.

4.   Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 1998:

  Balance at January 1, 1998            $17,638,136
  Provision for loan losses                 352,879
  Charge-offs                                (7,210)
  Recoveries of loans previously
   charged-off                               65,656

  Balance at March 31, 1998             $18,049,461

  The allowance for loan losses as a percentage of average loans and lease financing at March 31, 1998 was 2.5%.

5.   Statement of Comprehensive Income

  The following is a statement of comprehensive income for the three months ended March 31, 1998:

  Net income                                  $5,508,936
  Other comprehensive income,net of tax:
     Unrealized gains on securities:
        Unrealized holding gains arising
        during period                             228,157

  Comprehensive income                         $5,737,093

6.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity for the three months ended March 31 1998:

                                        Retained    Retained                    Total
                             Common     Earnings    Earnings      Unrealized   Members'
                              Stock     Allocated  Unallocated    Gain(Loss)   Equity

Balance, December 31, 1997 $105,909,249 $ 8,109,931 $17,474,132   $ 340,161  $131,833,473
Net income                       -           -        5,508,936         -       5,508,936
1998 patronage dividends
  to be distributed in cash      -           -       (2,409,366)        -      (2,409,366)
Retained in form of equity       -        2,932,743  (2,932,743)        -               0
Unrealized gain on investment
  securities available-for-
  sale                           -           -           -          228,157       228,157

Balance, March 31, 1998   $105,909,249  $11,042,674 $17,640,959   $ 568,318  $135,161,200

                   NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


SUMMARY

  NCB's net income for the three months ended March 31, 1998 was $5.5 million. This was a 51% or $1.9 million increase compared with $3.6 million for the three months ended March 31, 1997. The variance resulted from an 80% or $2.5 million increase in non-interest income and a decrease in the provision for loan losses of 49.7% or $349 thousand which was offset by an increase in non-interest expenses of 22.2% or $1.1 million.

  Total assets were $861.2 million at March 31, 1998, down .9% or $8.1 million from $869.3 million at December 31, 1997. This resulted primarily from a decrease in net loans receivable of $15.9 million.

  The annualized return on average total assets was 2.53% for the three months of 1998 compared with 1.78% for the same period in 1997. The annualized return on average equity for the period ended March 31, 1998 and 1997 was 16.44% and 11.49%, respectively.

NET INTEREST INCOME

  Net interest income for the first three months of 1998 increased 2.1% or $143 thousand over the same period a year ago. As shown on Table 1, the net interest spread increased 3 basis points to 2.35% from 2.32% for the three months ended March 31, 1997 while net interest yield on interest earning assets was 3.29% and 3.32% for the three months ended March 31, 1998 and 1997, respectively. The yield on average loans and leases increased 9 basis points while the yield on investment securities and cash equivalents went down 80 basis points.

  For the three months ending March 31, 1998, interest income increased 2.8% or $471 thousand to $17.4 million from $16.9 million of the prior year's quarter. As shown on Table 2, the increase was due to increased volume of real estate loans (most of which were held for sale) and higher average yield on the commercial loan and lease portfolio.

  Interest expense increased $328 thousand to $10.5 million for the three months ended March 31, 1998 compared with $10.2 million for the three months ended March 31, 1997. The increased interest expense is largely a result of a higher volume of notes payable required to fund loan volume. The average rate on interest-bearing liabilities decreased to 5.98% compared with 6.05% in the same period in 1997. As shown on Table 2, a $1.9 million increase in interest expense was volume related while a $1.6 million decrease was due to interest rates.

NON-INTEREST INCOME

  Non-interest income for the three months ended March 31, 1998 of $5.5 million increased 80% or $2.5 million from $3.1 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. The majority of the increase resulted from increased gains
on assets sales.  Assets sold   totalled $183.6 million during the
first quarter of 1998 compared with $75 million during the first quarter of 1997.

  Gains recorded on the sale of blanket mortgages were $3.6 million for the three months ended March 31, 1998 compared with $1.4 million. Other types of non-interest income - commercial loan fees, servicing fee income and other fees - increased by 14% or $232.7 thousand to $1.9 million compared with $1.7 million for the three months ended March 31, 1997.

  No material changes in NCB's risk profile occurred from December 31, 1997 to March 31, 1998; therefore no disclosure is necessary.

NON-INTEREST EXPENSES

  Non-interest expenses for the three months ended March 31, 1998 increased 22.2% or $1.1 million to $6.2 million compared with $5.1 million for the three months ended March 31, 1997. Compensation and benefits, the largest component of non-interest expenses, increased 41.9% or $1.1 million due to higher employee base at the start of 1998 and also to higher bonus accruals for the current period compared with 1997. Contractual services, occupancy and equipment, and other expenses increased .2% or $3.8 thousand.

  Excluding the voluntary contributions to NCB Development
Corporation, which was zero during the first quarter of 1998, non-interest expenses as a percentage of average assets were 2.9% for the three months ended March 31, 1998 compared with 2.4% for the same period a year ago.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                                  Three Months Ended March 31,
                                 1998                        1997
ASSETS                  Average  Income/  Yields/  Average  Income/   Yields/
                        Balance  Expense  Rates    Balance  Expense    Rates
Interest earning
 assets
 Real estate loans     $390,976 $ 8,087  8.27%    $362,049 $ 7,791    8.61%
 Commercial loans
   and leases           341,225   7,775  9.11%     354,643   7,580    8.55%

 Total loans and
  leases                732,201  15,862  8.67%     716,692  15,371    8.58%

 Investment securities
  and cash equivalents  102,181   1,515  5.93%      91,285   1,535    6.73%

 Total interest earning
  assets                834,382  17,377  8.33%     807,977  16,906    8.37%

Allowance for loan
 losses                 (17,837)                   (15,776)

Non-interest earning assets
 Cash                     3,654                      4,079
 Other assets            49,602                     25,807

 Total non-interest
  earning assets         53,256                     29,886

 Total assets          $869,801                   $822,087

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
 Subordinated debt     $182,542  $ 2,680  5.87%  $182,542  $ 2,547     5.58%
 Notes payable          430,261    6,853  6.37%   404,776    6,616     6.54%
 Deposits                91,012      991  4.36%    87,222    1,033     4.74%

 Total interest bearing
  liabilities           703,815   10,524  5.98%   674,540   10,196     6.05%

Other liabilities        31,944                    20,576
Members' equity         134,042                   126,971

 Total liabilities and
   members' equity     $869,801                  $822,087

Net interest earning
 assets                $130,567                  $133,437
Net interest revenues
 and spread                     $ 6,853  2.35%             $ 6,710    2.32%
Net yield on interest
 earning assets                          3.29%                        3.32%

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The federal income tax provision for the three months ended March 31, 1998 was $293 thousand compared with the prior year's provision of $337 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities totalling $88.9 million at March 31, 1998 increased $4.0 million or 4.7% from $84.9 million at year-end 1997 due to repayments on loans and outstanding lines of credit received at the end of March. As a percentage of earning assets, cash, cash equivalents and investment securities increased to 10.4% at March 31, 1998 from 9.8% at December 31, 1997.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at March 31, 1998 increased 2.3% to $18.0 million from $17.6 million at December 31, 1997. The allowance during the period was impacted by recoveries of loans previously charged-off of $65.7 thousand, new charged-offs of $7 thousand and the provision of $353 thousand. Overall, loan portfolio quality remained both strong and stable at the end of the first quarters of 1998 and 1997. NCB's provision for loan losses as a percentage of average loans and leases outstanding was .2% and
 .4% for the quarters ended March 31, 1998 and 1997, respectively.

 The loan loss allowance as a percentage of average loans and leases increased from 2.3% at December 31, 1997 to 2.5% at March
31, 1998. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (restructured, non-accruing loans and real estate owned) increased 29% from $9.2 million at December 31, 1997 to $11.8 million at March 31, 1998. Impaired assets as a percentage of loans and leases outstanding plus real estate owned increased to 1.5% at March 31, 1998 compared with 1.2% at year-end 1997. The allowance for loan losses as a percentage of impaired assets decreased to 152.6% at March 31, 1998 from 192.2% at December 31, 1997.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 1998 compared to 1997

                           Increase (decrease) due to change in:

                                Average      Average
                                Volume*      Yield     Net**
Interest income

Cash equivalents and
 investment securities        $   172      $ (192)   $ (20)
Commercial loans and leases      (293)        488      195
Real estate loans                 606        (310)     296

 Total interest income            485         (14)     471

Interest expense

Deposits                           44         (85)     (41)
Notes payable                   1,924      (1,687)     237
Subordinated debt                   0         132      132

 Total interest expense         1,968      (1,640)     328

Net interest income           $(1,483)     $ 1,626   $ 143


*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

TABLE 3
Impaired assets
(dollars in thousands)

                 March 31, Dec. 31, Sept. 30, June 30, March 31,
                    1998      1997      1997      1997     1997

Real estate owned $5,068    $5,114    $5,545    $  208   $  377

Non-accruing      $5,738    $3,030    $3,801    $5,557   $2,731

Restructured      $1,022    $1,027    $1,032    $1,039   $1,043

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                              3/31/98     12/31/97     % Change

Deposits                    $ 90,543     $ 83,826          8.0%
Short-term debt              195,664       243,121       (19.5%)
Long-term debt               231,608      204,793         13.1%
Subordinated debt            182,768      182,785          0.0%

 Total                      $700,583     $714,525         (2.0%)

    Interest bearing liabilities decreased $13.9 million to $700.6 million at March 31, 1998 from $714.5 million at December 31, 1997.

    For the first three months of 1998, deposits at NCB Saving Bank, FSB grew 8% to $90.5 million compared with $83.8 million at December 31, 1997. The growth was attributable to local and national deposit accounts and deposits from cooperative customers. Average maturity of the certificates of deposits is 11.1 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

    At March 31, 1998, short-term debt decreased 19.5% in comparison to the prior year-end 1997 as a result of cash received from the sale of loans which was used to payoff short-term borrowings. The long-term debt increased 13.1% due to the issuance of an additional $15 million under the medium-term note program and $20 million under the other long-term facilities.

                   Part II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

 NCB held its annual meeting on April 23, 1998. Shareholders elected the following persons to serve as directors:

 Joseph Cabral (re-elected)
 Michael J. Mercer (re-elected)
 Alex N. Miller
 Alfred A. Plamann (re-elected)

 The following directors continued in office after this meeting:

 James L. Burns, Jr.
 Kirby J. Erickson
 Jackie Jenkins-Scott
 Marilyn J. McQuiade
 Mary Ann Rothman
 Anthony J. Scallon
 Shiela A. Smith
 Peter C. Young
 Thomas K. Zaucha
Item 6. Exhibits

 (a)   The following exhibits are filed as part of this report:

       Exhibit 10.2 - Term Loan Agreement with Credit Suisse First
                      Boston

       Exhibit 10.11 - Fleet Loan Agreement

       Exhibit 27 - Financial Data Schedule

                           SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


             NATIONAL CONSUMER COOPERATIVE BANK

Date:

                                  By:/s/ Richard L. Reed
                                     Richard L. Reed,
                                     Managing Director,
                                     Chief Financial Officer



                                  By:/s/ Marietta J. Orcino
                                     Marietta J. Orcino
                                     Vice President,
                                     Tax & Regulatory Compliance