Form 10-Q
period 1998-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-08-13
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1998 Commission file number
   2-99779




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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                     Outstanding at June 30, 1998

     Class C                                      219,022
(Common stock, $100.00 par value)

     Class B                                      839,353
(Common stock, $100.00 par value)

     Class D                                           3
(Common stock, $100.00 par value)

                 National Consumer Cooperative Bank


            (doing business as National Cooperative Bank)
                          and Subsidiaries


                              INDEX


PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets -
          June 30, 1998 and December 31, 1997........       3

          Consolidated statements of income - for
          the three and six months ended June 30, 1998
          and 1997....................................      4

          Consolidated statements of cash flows - for
          the six months ended June 30, 1998 and
          1997........................................      5-6

          Condensed notes to the consolidated
          financial statements - June 30, 1998........      7-10

Item 2    Management's discussion and analysis of
          financial condition and results of operations
          - for the three and six months ended June 30,
          1998 and 1997................................     11-21

PART II OTHER INFORMATION

Item 2    Changes in Securities.........................    22

Item 6    Exhibits .....................................    22

          Exhibit 10.15 - First Amendment to Third Amended and
          Restated Loan Agreement with Fleet Bank as Agent

          Exhibit 27 - Financial Data Schedule

                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
              June 30, 1998 and December 31, 1997
                          (Unaudited)
                                         June 30,     December 31,
                                          1998            1997
Assets
Cash and cash equivalents             $ 51,441,012   $ 21,689,245
Restricted cash                          5,906,793      6,884,572
Investment securities
   Available-for-sale                   48,619,638     61,268,440
   Held-to-maturity                      1,942,312      1,942,312

Loans and lease financing              590,191,044    584,635,993
Loans held for sale                    275,097,652    189,132,330
   Less: Allowance for loan losses     (17,261,231)   (17,638,136)
                                       848,027,465    756,130,187

Other assets                            24,765,527     21,389,059

   Total assets                       $980,702,747   $869,303,815

Liabilities and Members' Equity
Liabilities
Deposits                              $108,664,150   $ 83,825,979
Patronage dividends payable in cash      8,396,613      5,872,708
Other liabilities                       19,303,475     17,072,271
Borrowings
   Short-term                          307,586,947    243,120,607
   Long-term                           218,614,206    204,793,392
                                       526,201,153    447,913,999

   Subordinated debt                   182,743,967    182,785,385

   Total borrowings                    708,945,120    630,699,384

   Total liabilities                   845,309,358    737,470,342

Members' equity
Common stock
   Class B                              83,935,265     84,004,502
   Class C                              21,902,233     21,904,447
   Class D                                     300            300
Retained earnings
   Allocated                            11,194,703      8,109,931
   Unallocated                          17,827,210     17,474,132

Unrealized gain on investment
     securities available-for-sale         533,678        340,161

   Total members' equity               135,393,389    131,833,473
   Total liabilities and members'
   equity                             $980,702,747   $869,303,815

                  NATIONAL COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                              Six Months Ended         Three Months Ended
                                  June 30,                  June 30,
                               1998         1997        1998         1997
Interest income
 Loans and lease financing $32,257,380  $30,888,106  $16,395,484  $15,516,939
 Investment securities       3,014,790    3,105,894    1,500,049    1,571,061

  Total interest income     35,272,170   33,994,000   17,895,533   17,088,000

Interest expense
 Deposits                    2,122,364    2,017,134    1,131,042      984,181
 Short-term borrowings       6,689,079    5,625,341    3,567,391    2,734,477
 Long-term debt, other
  borrowings and
  subordinated debt         13,170,918   13,042,669    6,760,332    6,770,374

   Total interest expense   21,982,361   20,685,144   11,458,765   10,489,032

   Net interest income      13,289,809   13,308,856    6,436,768    6,598,968

Provision for loan losses      782,881    1,389,000      430,002      687,000
   Net interest income after
   provision for losses     12,506,928   11,919,856    6,006,766    5,911,968

Non-interest income
 Gain on sale of loans       3,921,355    1,741,309      291,233      332,882
 Loan and deposit
   servicing fees            1,252,183    1,111,943      638,218      556,747
 Other                       2,403,555    1,998,748    1,124,211      893,371
    Total non-interest
    income                   7,577,093    4,852,000    2,053,662    1,783,000

Non-interest expenses
 Compensation and
   employee benefits         7,840,291    5,708,107    4,021,268    3,016,036
 Contractual services        1,938,536    1,726,286    1,021,556      883,067
 Occupancy and equipment     2,133,897    1,887,376    1,184,866      935,968
 Contribution to NCB
   Development Corporation           0      250,000            0      125,000
 Other                       1,313,623    1,108,170      776,532      628,479
 Total non-interest
  expenses                  13,226,347   10,679,939    7,004,222    5,588,550

Income before income taxes   6,857,674    6,091,917    1,056,206    2,106,418

Provision for income taxes     669,874      739,532      377,341      402,385

Net income                 $ 6,187,800  $ 5,352,385  $   678,865  $ 1,704,033

Distribution of net income
 Patronage dividends       $ 6,187,800  $ 5,352,385  $   678,865  $ 1,704,033
 Retained earnings
                           $ 6,187,800  $ 5,352,385  $   678,865  $ 1,704,033



                   NATIONAL COOPERATIVE BANK
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


For the six months ended June 30,                        1998         1997

Cash flows from operating activities
Net income                                        $   6,187,800  $  5,352,385

Adjustments to reconcile net income to net cash (used in) provided by operating activities

  Provision for loan losses                             782,881     1,389,000
  Depreciation and amortization                       2,516,843     2,791,804
  Gain on sale of assets                             (3,921,355)   (1,741,309)
  Loans originated for sale                        (315,866,638)  (85,561,715)
  Proceeds from sale of loans held for sale         230,613,858   134,011,720
  (Increase) decrease in other assets                (1,195,459)    2,108,595
  Increase in other liabilities                       2,231,203     2,181,056

 Net cash (used in) provided by operating
  activities                                        (78,650,867)   60,531,536

Cash flows from investing activities

  Redemption of restricted cash                       1,003,495        -
  Purchases of investment securities
   Available-for-sale                                    -         (4,736,872)
  Proceeds from maturities and sales
   of investment securities
   Available-for-sale                                10,913,301     2,478,010
   Held-to-maturity                                      -            150,642
  Net increase in loans and lease financing         (14,525,039)  (57,543,936)
  Proceeds from sale of portfolio loans               8,156,400        -
  Purchases of premises and equipment                    -           (225,418)

 Net cash provided by (used in)investing
  activities                                          5,548,157   (59,877,574)

Cash flows from financing activities

 Net increase(decrease) in deposits                  24,838,171    (8,729,566)
 Net increase(decrease) in short-term
  borrowings                                         64,466,340      (800,000)
 Proceeds from issuance of long-term debt            34,800,078    40,000,000
 Repayment on long-term debt                        (21,000,000)  (19,000,000)
 Sale of common stock                                    -                300
 Dividends paid                                        (250,112)     (210,150)

Net cash provided by financing activities           102,854,477    11,260,584

Increase in cash and cash equivalents                29,751,767    11,914,546

Cash and cash equivalents, beginning of year         21,689,245    17,150,534

Cash and cash equivalents, end of period          $  51,441,012  $ 29,065,080


                   NATIONAL COOPERATIVE BANK
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)




Supplemental schedule of noncash investing and financing activities:

For the six months ended June 30,           1998         1997

Unrealized gain (loss) on investment
 securities available-for-sale         $   193,518  $   (41,648)

Interest paid                          $21,502,177  $19,962,864

Income taxes paid                      $   600,000  $   705,554

Loans charged off                      $ 1,272,829  $    22,327

                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                         June 30, 1998
                          (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

  As of June 30, 1998, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 4 years with interest rates in those portfolios varying from 5.00% to 8.38%.
                            Cash and      Investments    Investments
                             Cash          Available-     Held-to-
                           Equivalents      for-Sale      Maturity

Cash                       $ 4,492,356   $     -         $   -
Federal funds               28,233,011         -             -
Money market securities     18,715,645       676,410         -
Mutual funds                    -          1,472,035         -
Mortgage-backed securities      -              5,008      1,942,312
Corporate bonds                 -          9,658,051         -
U.S. Treasury and
 Agency obligations             -          9,782,380         -
Interest-only receivables       -         27,025,754         -

                           $51,441,012   $48,619,638     $1,942,312


   At June 30, 1998, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $5,906,793 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold in 1993 and 1992, the remaining balance of which totalled $50,493,942 and $60,327,747 at June 30, 1998. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years. On March 25, 1998, $1,003,495 was received as a reduction of the restricted cash account due to loan repayments.

 Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2. Loans and Lease Financing

 Loans and leases outstanding by category at June 30, 1998 were:

          Commercial loans                 $367,956,858
          Lease financing                    34,876,194
          Real estate loans
           Residential                      455,580,822
           Commercial                         6,874,822

                                           $865,288,696

   At June 30, 1998 and December 31, 1997 loans held for sale were $275.1 million and $189.1 million, respectively.

3. Impaired Assets

   Loans that were impaired at June 30, 1998 and 1997 totalled $4,461,303 and $6,616,343, respectively. The 1998 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $3,445,153 and $1,016,150, respectively. The 1997 impaired loans are comprised of nonaccrual loans and a restructured loan totaling $5,577,108 and $1,039,235, respectively. A specific allowance of $886,781 and $1,594,418 has been set aside for these loans at June 30, 1998 and 1997, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1998 and 1997, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loan totalled $47,294 and $48,333 during the first six months ended June 30, 1998 and 1997, respectively.

   At June 30, 1998 there were no commitments to lend additional funds to borrowers whose loans are impaired.

   At June 30, 1998 and 1997, NCB had real estate acquired through foreclosure of $4,272,020 and $208,338, respectively, which are classified as other assets.

4. Allowance for Loan Losses

   The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 1998:

  Balance at January 1, 1998               $17,638,136
  Provision for loan losses                    782,881
  Charge-offs                               (1,272,829)
  Recoveries of loans previously
   charged-off                                 113,043
  Balance at June 30, 1998                 $17,261,231

  The allowance for loan losses as a percentage of average loans and lease financing at June 30, 1998 was 2.2%.

5.   Statement of Comprehensive Income

  The following is a statement of comprehensive income for the six months ended June 30, 1998:

  Net income                               $6,187,800
  Other comprehensive income, net of tax:
     Unrealized gains on securities:
        Unrealized holding gains arising
        during period                         193,517

  Comprehensive income                     $6,381,317

6. Statement of Changes in Members' Equity

   The following is a summary of the activity in members' equity for the six months ended June 30, 1998:

                                         Retained    Retained                    Total
                              Common     Earnings    Earnings      Unrealized   Members'
                              Stock      Allocated   Unallocated     Gain       Equity

Balance, December 31, 1997 $105,909,249 $ 8,109,931 $17,474,132   $ 340,161  $131,833,473

Net income                       -           -        6,187,800       -         6,187,800

Adjustment to 1996 patronage
  dividends paid in 1997        (71,451)     -             -          -           (71,451)

Other dividends paid             -           -         (250,111)      -          (250,111)

1998 patronage dividends to be
  distributed in cash            -           -       (2,499,839)      -        (2,499,839)

Retained in form of equity       -        3,084,772  (3,084,772)      -                 0

Unrealized gain on investment
  securities available-for-
  sale                           -           -             -        193,517       193,517

Balance, June 30, 1998    $105,837,798  $11,194,703 $17,827,210   $ 533,678  $135,393,389


                   NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


SUMMARY

  Net income for the six months ended June 30, 1998 of $6.2 million increased 15.6% compared with $5.4 million for the six months ended
June 30, 1997. The variance resulted primarily from an increase in non-interest income of $2.7 million and a decrease in the provision for loan losses in the amount of $606 thousand which was partially offset by a $2.5 million increase in non-interest expenses. For the three month period, net income declined to $679 thousand from $1.7 million due primarily to an increase in non-interest expenses.

  Total assets were $980.7 million at June 30, 1998, representing growth of $111.4 million or 12.8% from $869.3 million at December
31, 1997. This growth resulted from increases in loan originations and cash and cash equivalents.

  The return on average total assets was 1.41% for the first six months of 1998 compared with 1.29% for the same period in 1997.
The return on average equity for the first six months of 1998 and 1997 was 9.18% and 8.41%, respectively.

NET INTEREST INCOME

  Net interest income slightly decreased .14% or $19 thousand for the first six months of 1998 compared with the same period a year ago. As shown on Table 1, the net interest spread decreased 7 basis points to 2.19% from 2.26% while net interest yield on interest earning assets was 3.12% and 3.29% for the six months ended June 30, 1998 and 1997, respectively.

  For the three months ending June 30, 1998, net interest income decreased 2.5% or $162 thousand from the same period in 1997. As shown on Table 2A, the decrease was largely due to lower yields on investments and commercial loans and leases.

  For the six months ended June 30, 1998, interest income increased
3.8% or $1.3 million to $35.3 million from $34.0 million during the prior year. As shown on Table 2, the increase was due to increased volume of real estate loans (most of which were held for sale) and higher average yield on the commercial loan and lease portfolio.

  For the three months ended June 30, 1998, interest income went up $807.5 thousand to $17.9 million. The average rate on interest earning assets decreased to 8.28% during the three months ended
June 30, 1998 compared with 8.49% in the same period in 1997. The increase in interest income was mostly due to a higher average balance of the interest earning assets for the time period.

  Interest expense increased $1.3 million to $22.0 million for the six months ended June 30, 1998 compared with $20.7 million for the same period ended June 30, 1997. The increased interest expense is largely a result of a higher issuance of notes payable required to fund loan volume. The average rate on interest bearing liabilities decreased 5 basis points to 6.09% compared with 6.14%.

  For the three month period ended June 30, 1998, interest expense increased $1.0 million to $11.5 million from $10.5 million a year ago due to increased warehouse funding. The average rate on interest bearing liabilities decreased to 6.20% compared with 6.25% in the same period in 1997.


NON-INTEREST INCOME

  Non-interest income for the six months ended June 30, 1998 was $7.6 million representing an increase of 56.2% or $2.7 million from $4.9 million for the same period last year. Non-interest income is composed of gains from sale of loans, servicing fees, origination fees and advisory fees. The majority of the increase was caused by increased gains due to a higher amount of assets sold to the secondary market. Assets sold were $239.7 million and $133.2 million for the first six months of 1998 and 1997, respectively.

  The gain on sale of blanket mortgages and share loans was $3.9 million in the first half of 1998 compared with $1.7 million in the same period in 1997. For the six months ended June 30, 1998 and 1997, NCB earned servicing income of $1.3 million and $1.1 million, respectively based on loans serviced for others of $1.5 billion and $1.2 billion at June 30, 1998 and 1997, respectively. Other income increased 20.3% to $2.4 million for the six-month period ended June
30, 1998 compared with $2.0 million for the same period in 1997.
The majority of other income is related to commercial line of business activities.

  For the three month period ended June 30, non-interest income increased by $270.7 thousand from $1.8 million at June 30, 1997 to $2.1 million for the same period in the current year. The majority of the increase was related to advisory fees received during the second quarter of 1998.

  No material changes in NCB's market risk profile occurred from December 31, 1997 to June 30, 1998.

NON-INTEREST EXPENSES

  Non-interest expenses for the six months ended June 30, 1998 increased 23.8% to $13.2 million from $10.7 million for the six months ended June 30, 1997. Compensation and benefits, representing
59.3% and the largest component of non-interest expenses, increased
37.4% or $2.1 million. The increase was due to a higher employee base at the start of 1998 and higher bonus accruals for the current period compared with 1997. Contractual services, occupancy and equipment and other expenses had a total increase of $664.2 thousand or 14.1% from $4.7 million for the six months ended June
30, 1997 to $5.4 million for the same period this year. The majority of the variance was caused by increases in corporate marketing and development, office space rent and equipment and technology costs. Non-interest expenses, excluding the voluntary contribution to NCB Development Corporation, increased slightly as a percentage of average assets to 1.5% for the six months ended
June 30, 1998 from 1.3% for the six months ended June 30, 1997.

  For the three months ended June 30, 1998, non-interest expenses increased $1.4 million or 25.3% to $7.0 million from $5.6 million for the same period in 1997. The increase was primarily attibutable to the timing of new hires and higher bonus accruals.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                                           Six Months Ended June 30,
ASSETS                                1998                      1997

                           Average   Income/  Yields/ Average   Income/  Yields/
                           Balance   Expense   Rates  Balance   Expense  Rates

Interest earning assets
 Real estate loans        $395,449   $16,498   8.34%  $346,845  $15,154  8.74%
 Commercial loans
  and leases               357,019    15,759   8.83%   370,954   15,734  8.48%

 Total loans and leases    752,468    32,257   8.57%   717,799   30,888  8.61%

 Investment securities
  and cash equivalents      99,367     3,015   6.07%    91,402    3,106  6.80%

 Total interest earning
  assets                   851,835    35,272   8.28%   809,201   33,994  8.40%

Allowance for loan losses  (17,865)                    (16,197)

Non-interest earning assets

 Cash                        2,636                       5,376
 Other assets               39,799                      29,375
 Total non-interest
  earning assets            42,435                      34,751

 Total assets             $876,405                    $827,755

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt        $182,542    5,449  5.97%    $182,542    5,167  5.66%
 Notes payable             449,380   14,411  6.41%     405,611   13,501  6.66%
 Deposits                   89,624    2,122  4.74%      85,307    2,017  4.73%

 Total interest bearing
  liabilities              721,546   21,982  6.09%     673,460   20,685  6.14%

Other liabilities           20,108                      26,999
Members' equity            134,751                     127,296
 Total liabilities and
   members' equity        $876,405                    $827,755

Net interest earning
  assets                  $130,289                    $135,741
Net interest revenues
  and spread                       $13,290  2.19%               $13,309  2.26%
Net yield on
 interest earning assets                    3.12%                        3.29%


Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                                  Three Months Ended June 30,
ASSETS                           1998                       1997

                           Average   Income/  Yields/ Average   Income/  Yields/
                           Balance   Expense  Rates   Balance   Expense  Rates

Interest earning assets
 Real estate loans         $398,570  $ 8,209  8.24%  $353,275   $ 7,364  8.34%
 Commercial loans
   and leases               371,659    8,186  8.81%   360,997     8,153  9.03%

 Total loans and leases     770,229   16,395  8.51%   714,272    15,517  8.69%

 Investment securities
  and cash equivalents       94,540    1,500  6.35%    90,857     1,571  6.92%

 Total interest earning
  assets                    864,769   17,895  8.28%   805,129    17,088  8.49%

Allowance for loan losses   (17,827)                  (16,620)

Non-interest earning assets

 Cash                         3,215                     6,584
 Other assets                48,602                    27,994
 Total non-interest
  earning assets             51,817                    34,578

 Total assets              $898,759                  $823,087

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt         $182,542    2,767  6.06%  $182,542    2,619   5.74%
 Notes payable              468,521    7,561  6.46%   402,500    6,886   6.84%
 Deposits                    88,250    1,131  5.13%    86,243      984   4.56%

 Total interest bearing
  liabilities               739,313   11,459  6.20%   671,285   10,489   6.25%

Other liabilities            24,022                    24,708
Members' equity             135,424                   127,094
 Total liabilities and
   members' equity         $898,759                  $823,087

Net interest earning
 assets                    $125,456                  $133,844
Net interest revenues and
 spread                              $ 6,436  2.08%           $ 6,599    2.24%
Net yield on
 interest earning assets                      2.98%                      3.28%

Table 2
Change in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 1998 compared to 1997

                              Increase (decrease) due to changes in:

                               Average    Average
                               Volume*     Yield        Net**
Interest Income

Cash equivalents and
 investment securities         $  258     $ (349)    $  (91)
Commercial loans and leases      (603)       628         25
Real estate loans               2,051       (707)     1,344

 Total interest income          1,706       (428)     1,278

Interest Expense

Deposits                          102          3        105
Notes payable                   1,417       (508)       909
Subordinated debt                   0        283        283

 Total interest expense         1,519       (222)     1,297

Net interest income            $  187     $ (206)    $  (19)



*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 1998 compared to 1997


                              Increase (decrease) due to changes in:

                                Average   Average
                                Volume*   Yield        Net**
Interest Income

Cash equivalents and
 investment securities        $   62      $ (133)    $  (71)
Commercial loans and leases      238        (205)        33
Real estate loans                933         (88)       845

 Total interest income         1,233        (426)       807

Interest Expense

Deposits                          23         124        147
Notes payable                  1,081        (406)       675
Subordinated debt                  0         148        148

 Total interest expense        1,104        (134)       970

Net interest income           $  129      $ (292)    $ (163)


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the six months ended June 30, 1998 was $669.9 thousand compared with the prior year's provision of $739.5 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at June 30, 1998 increased $16.1 million or 17.6% from $91.8 million at year-end
1997 due to growth in deposits. As a percentage of interest earning assets, cash, cash equivalents and investment securities increased to 11.1% at June 30, 1998 from 10.6% at December 31,
1997.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at June 30, 1998 decreased 2.1% to $17.3 million from $17.6 million at December 31, 1997. The allowance during the period was impacted by loans charged-off of $1.3 million, recoveries of loans previously charged-off amounting to $113 thousand, and the provision of $783 thousand. Overall, credit quality was strong and improving. NCB's provision for loan losses as a percentage of average loans and leases outstanding decreased to .2% at June 30, 1998 compared with .4% for the same period in 1997.

 The loan loss allowance as a percentage of average loans and leases remained flat at 2.3% on June 30, 1998 and December 31, 1997. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (restructured, non-accruing loans and real estate owned) decreased from $9.2 million at December 31, 1997 to $8.7 million at June 30, 1998. The decrease was caused by the sale of various parcels of foreclosed real estate which was partially offset by an increase in non-accruing loans. Impaired assets as a percentage of loans and leases outstanding plus real estate owned were 1.0% at June 30, 1998 compared with 1.2% at year-end 1997. The allowance for loan losses as a percentage of impaired assets increased to 197.6% at June 30, 1998 from 192.2% at December 31, 1997.



TABLE 3
Impaired Assets
(dollars in thousands)

                      June 30,  March 31, Dec. 31, Sept. 30, June 30,
                        1998      1998      1997     1997      1997


Real estate owned     $4,272    $ 5,068  $5,114    $ 5,545   $  208

Non-accruing           3,445      5,738   3,030      3,801    5,577

Restructured           1,016      1,022   1,027      1,032    1,039

Total                 $8,733    $11,828  $9,171    $10,378   $6,824

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)

                     6/30/98        12/31/97      % Change

Deposits            $108,664        $ 83,826       29.6%
Short-term debt      307,587         243,121       26.5%
Long-term debt       218,614         204,793        6.7%
Subordinated debt    182,744         182,785        0.0%

 Total              $817,609        $714,525       14.4%

    Interest bearing liabilities increased 14.4% to $817.6 million at June 30, 1998 from $714.5 million at December 31, 1997.

    For the first six months of 1998, deposits at NCB Saving Bank, FSB increased 29.6% to $108.7 million from $83.8 million at year-end 1997. The growth was attributable to aggressive campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 15.4 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

    At June 30, 1998, total short-term and long-term borrowings
(including the subordinated debt) increased 12.4% from year-end
1997. Proceeds from the borrowings were used predominantly to fund growth in warehoused loans. NCB had approximately $307.6 million outstanding on its short-term facilities at June 30, 1998. Included in the short-term borrowings were revolving lines of credit of $214 million; commercial paper program with a face value of $60 million and $33.7 million in borrowings from an affiliate and cooperative customers. Long term debt increased 6.7% from year-end 1997 due to the issuance of an additional $14.0 million under the new medium-term note program. Unused capacities under the short term and long term facilities of approximately $92.3 million and $73.0 million, respectively, are sufficient to meet anticipated commitments during 1998.

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

Item 6. Exhibits

 The following exhibits are filed as part of this report:

      Exhibit 10.15 - First Amendment to Third Amended and
      Restated Loan Agreement with Fleet Bank as Agent

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


