Form 10-Q/A
period 1998-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-08-13
CIK 356801

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


             NATIONAL CONSUMER COOPERATIVE BANK

Date: 8/13/98

                                  By: /s/Richard L. Reed
                                     Richard L. Reed,
                                     Managing Director,
                                     Chief Financial Officer



                                  By: /s/ Marietta J. Orcino
                                     Marietta J. Orcino
                                     Vice President,
                                     Tax & Regulatory Compliance