Form 10-Q
period 1998-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-11-13
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1998  Commission file number
2-99779



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
Yes   x    No________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Outstanding at September 30, 1998

    Class C                                  221,994
(Common stock, $100.00 par value)

    Class B                                  922,096
(Common stock, $100.00 par value)

    Class D                                       3
(Common stock, $100.00 par value)

                 National Consumer Cooperative Bank
            (doing business as National Cooperative Bank)
                          and Subsidiaries

                              INDEX

PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets - September 30,
          1998 and December 31, 1997.................       3

          Consolidated statements of income - for the
          three and nine months ended September 30,
          1998 and 1997..............................       4

          Consolidated statements of cash flows - for
          the nine months ended September 30, 1998
          and 1997...................................       5-6

          Condensed notes to the consolidated
          financial statements - September 30, 1998..       7-11

Item 2    Management's discussion and analysis of
          financial condition and results of
          operations - for the three and nine months
          ended September 30, 1998 and 1997..........       12-22

Item 3    Quantitative and qualitative disclosures
          about market risk .........................       22

PART II OTHER INFORMATION

Item 6    Exhibits

          Exhibit 10.16 - Amendment to Fleet Loan
          Agreement

          Exhibit 27 - Financial Data Schedule

                   NATIONAL COOPERATIVE BANK
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                                   September 30,  December 31,
                                        1998             1997
Assets

Cash and cash equivalents          $ 75,242,169   $ 21,689,245
Restricted cash                       5,690,096      6,884,572
Investment securities
 Available-for-sale                  41,976,008     61,268,440
 Held-to-maturity                     1,942,312      1,942,312

Loans and lease financing           588,027,947    584,635,993
Loans held for sale                 170,144,145    189,132,330
 Less: Allowace for loan losses     (17,496,730)   (17,638,136)

                                    740,675,362    756,130,187

Other assets                         32,909,605     21,389,059

  Total assets                     $898,435,552   $869,303,815

Liabilities and Members' Equity

Liabilities
Deposits                           $113,963,720   $ 83,825,979
Patronage dividends payable
 in cash                              3,070,189      5,872,708
Other liabilities                    31,296,157     17,072,271
Borrowings
  Short-term                        239,022,469    243,120,607
  Long-term                         191,634,856    204,793,392

                                    430,657,325    447,913,999

  Subordinated debt                 182,725,381    182,785,385

  Total borrowings                  613,382,706    630,699,384
  Total liabilities                 761,712,772    737,470,342

Members' equity
Common stock
  Class B                            92,209,648     84,004,502
  Class C                            22,199,404     21,904,447
  Class D                                   300            300
Retained earnings
  Allocated                           3,922,719      8,109,931
  Unallocated                        17,739,728     17,474,132
  Unrealized gain on investment
   securities available-for-sale        650,981        340,161
  Total members' equity             136,722,780    131,833,473
  Total liabilities and members'
     equity                        $898,435,552   $869,303,815

                   NATIONAL COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                               Nine Months Ended       Three Months Ended
                                  September 30,           September 30,
                               1998         1997       1998         1997

Interest income
 Loans and lease
  financing               $49,219,198   $47,961,897  $16,961,818  $17,073,791
 Investment securities      4,407,079     4,577,103    1,392,289    1,471,209

   Total interest income   53,626,277    52,539,000   18,354,107   18,545,000

Interest expense
 Deposits                   3,465,479     2,971,432    1,343,115      954,298
 Short-term borrowings     11,014,736     9,154,820    4,325,657    3,529,479
 Long-term debt,other
   borrowings and
   subordinated debt       19,623,263    19,986,984    6,452,345    6,944,315

   Total interest expense  34,103,478    32,113,236   12,121,117   11,428,092

   Net interest income     19,522,799    20,425,764    6,232,990    7,116,908

Provision for loan losses     812,881     2,044,000       30,000      655,000

   Net interest income
    after provision for
    loan losses            18,709,918    18,381,764    6,202,990    6,461,908

Non-interest income
 Gain on sale of loans      4,017,035     1,801,975       95,680       60,666
 Loan and deposit
  servicing fees            1,891,524     1,664,558      639,341      552,615
 Other                      3,571,969     3,245,467    1,168,414    1,246,719

   Total non-interest
    income                  9,480,528     6,712,000    1,903,435    1,860,000

Non-interest expenses
 Compensation and employee
   benefits                11,218,378     9,068,209    3,378,087    3,360,102
 Contractual services       3,085,029     2,604,307    1,146,493      878,021
 Occupancy and equipment    3,157,296     2,902,869    1,023,399    1,015,493
 Contribution to NCB
   Development Corporation                  375,000                   125,000
 Other                      2,011,133     1,805,931      697,510      697,761

   Total non-interest
    expenses               19,471,836    16,756,316    6,245,489    6,076,377

Income before income
 taxes                      8,718,610     8,337,448    1,860,936    2,245,531

Provision for income
 taxes                      1,074,328     1,022,276      404,454      282,744
   Net income             $ 7,644,282   $ 7,315,172  $ 1,456,482  $ 1,962,787

Distribution of net income
 Patronage dividends      $ 7,644,282   $ 7,315,172  $ 1,456,482  $ 1,962,787
 Retained earnings
                          $ 7,644,282   $ 7,315,172  $ 1,456,482  $ 1,962,787

                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


For the nine months ended September 30,               1998           1997

Cash flows from operating activities

Net income                                     $   7,644,282   $   7,315,172

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities
  Provision for loan losses                          812,881       2,044,000
  Depreciation and amortization                    4,161,146       4,014,516
  Gain on sale of assets                          (4,017,035)     (1,801,975)
  Loans originated for sale                     (496,969,928)   (170,827,847)
   Proceeds from sale of loans held for sale     510,044,276     146,619,898
  Increase in other assets                        (3,271,561)     (2,459,911)
  Increase in other liabilities                   14,223,887      10,345,915
Net cash provided by (used in) operating
    activities                                    32,627,948      (4,750,232)

Cash flows from investing activities
  Redemption of restricted cash                    1,220,192       1,464,131
  Purchases of investment securities
   Available-for-sale                                 -           (5,516,353)
  Proceeds from maturities and sales of
   investment securities
   Available-for-sale                             16,586,761       3,522,809
   Held-to-maturity                                   -              150,624
  Net increase in loans and lease financing      (12,000,764)    (42,641,746)
   Proceeds from sale of portfolio loans           8,156,399          -
Net cash provided by (used in) investing
  activities                                      13,962,588     (43,020,535)

Cash flows from financing activities
  Net increase (decrease) in deposits             30,137,741      (6,577,401)
  Net (decrease)increase in short-term
    borrowings                                    (4,098,138)     36,862,804
  Proceeds from issuance of
   long-term debt                                 34,800,078      31,000,000
  Repayment on long-term debt                    (48,000,000)         -
  Sale of common stock                                -                  400
  Dividends paid                                    (256,961)       (210,173)
  Patronage dividends paid                        (5,620,332)     (4,070,946)

Net cash provided by financing activities          6,962,388      57,004,684

Increase in cash and cash equivalents             53,552,924       9,233,917

Cash and cash equivalents, beginning of year      21,689,245      17,150,534

Cash and cash equivalents, end of period       $  75,242,169   $  26,384,451

                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)




Supplemental shedule of noncash investing and financing activities:

For the nine months ended September 30,                1998           1997

Unrealized gain(loss)on investment securities
 available-for-sale                              $     310,820   $   (29,241)

Interest paid                                       32,201,761    33,992,130

Income taxes paid                                      890,000     1,078,752

Loans charged off                                    1,111,172       677,168

Transfer of real estate owned from
 loans receivable to other assets                       -          5,168,018

                    NATIONAL COOPERATIVE BANK
                CONDENSED NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS
                        September 30, 1998
                           (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

  As of September 30, 1998, NCB's portfolio of investment securities, cash and cash equivalents had an average adjusted maturity of 1,420 days with interest rates in those portfolios varying from 5.25% to 8.38%.
                           Cash and    Investment  Investment
                             Cash      Available-   Held-to
                          Equivalents   for-Sale    Maturity

  Cash                    $ 4,676,592 $    -      $    -
  Federal funds            33,623,334      -           -
  Money market securities  36,942,243     686,174      -
  Mutual funds                 -        1,481,282      -
  Mortgage-backed securities   -            4,937  1,942,312
  Corporate bonds              -        7,678,122      -
  U.S. Treasury and
   Agency obligations          -        6,227,292      -
  Interest-only receivables    -       25,898,201      -

                          $75,242,169 $41,976,008 $1,942,312

   At September 30, 1998, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $5,690,096 is held by a trustee for the benefit of certificate holders in the event of loss on certain loans sold in 1993 and 1992, the remaining balance of which totalled $49,543,403 and $57,800,721 respectively, at September 30, 1998. The restricted cash will become available to NCB I, Inc., as the principal balance of the respective loans decreases. On March 25, 1998 and July 27, 1998, $1,003,495 and $216,697, respectively, were received as a reduction of the restricted cash account due to loan repayments.

2. Loans and Lease Financing

  Loans and leases outstanding by category at September 30, 1998 were:

     Commercial loans                 $          349,935,137
     Lease financing                              37,616,225
     Real estate loans
       Residential                               364,231,339
       Commercial                                  6,389,391

                                                $758,172,092

  At September 30, 1998 and December 31, 1997 real estate loans held for sale were $170.1 million and $189.1 million, respectively.

3. Impaired Assets

  Impaired loans at September 30, 1998 and 1997 totalled $1,831,090 and $4,833,838, respectively. The 1998 impaired loans were comprised of nonaccrual loans and a restructured loan totalling $818,701 and $1,012,389, respectively. The 1997 impaired loans were comprised of nonaccrual loans and a restructured loan totalling $3,801,463 and $1,032,375, respectively. A specific allowance of $341,377 and $1,428,349 was set aside for these loans at September 30, 1998 and 1997, respectively, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1998 and 1997, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal. Interest earned on the restructured loans totalled $70,749 and $72,211 during the nine months ended September 30, 1998 and 1997, respectively.

  At September 30, 1998 there were no commitments to lend additional funds to borrowers whose loans are non-performing.

  At September 30, 1998 and 1997, NCB had real estate acquired through foreclosure of $4,154,697 and $5,544,726, respectively, which were classified as other assets.

4. Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 1998:

  Balance at January 1, 1998                   $17,638,136
  Provision for loan losses                        812,881
  Charge-offs                                   (1,111,172)
  Recoveries of loans previously charged off       156,885

  Balance at September 30, 1998                $17,496,730

  The allowance for loan losses as a percentage of average loans and lease financing outstanding as of the nine months ended September
30, 1998 was 2.3%.

5. Statement of Comprehensive Income

  The following is a statement of comprehensive income for the nine months ended September 30, 1998:

  Net income                                   $7,644,282
  Other comprehensive income, net of tax:
     Unrealized gains on securities:
        Unrealized holding gains arising
        during period                             310,820

  Comprehensive income                         $7,955,102

5. Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity for the nine months ended September 30, 1998:

                                        Retained   Retained                   Total
                             Common     Earnings    Earnings     Unrealized   Members'
                              Stock     Allocated  Unallocated      Gain      Equity
Balance, December 31, 1997  $105,909,249 $ 8,109,931 $17,474,132 $ 340,161  $131,833,473

Net income                        -           -        7,644,282       -       7,644,282

Adjustment to 1996 patronage
  dividends paid in 1997         (40,338)     -             -          -         (40,338)

Cancellation and redemption
  of stock                      (403,194)     -             -          -        (403,194)

1997 patronage dividends
  distributed in common
  stock                        8,943,635  (8,109,931)   (833,704)      -               0

Other dividends paid              -           -         (256,961)      -        (256,961)

1998 patronage dividends
  To be distributed in cash       -           -       (2,365,302)      -      (2,365,302)
  Retained in form of equity      -        3,922,719  (3,922,719)      -               0

Unrealized gain on investment
  securities available-for-
  sale                            -           -            -        310,820      310,820
Balance, September 30, 1998 $114,409,352 $ 3,922,719  $17,739,728 $ 650,981 $136,722,780

6. Year 2000

  A significant challenge facing NCB, its subsidiaries and affiliate as well as all companies, is the readiness of its computer systems for the next millennium. NCB is dependent upon its internal computer systems and has external interdependencies with other financial institutions and customers.

  NCB has surveyed all mission critical internal software and systems (See Table (1)) and has determined a remediation strategy. Table (2) reflects the phase completion with respect to all mission critical systems. NCB fully expects all testing to be completed by April 1, 1999.

  With respect to "non-information technology items", NCB has surveyed the vendors/providers with the results shown in Table (3).

  NCB is in the process of surveying all associated banks and financial institutions with which a mission critical interdependence exists. Based upon the results of this survey, NCB will take actions which will involve testing of key systems or transitioning to alternative institutional systems. To date, all associated respondents have indicated that they are already or will be Year 2000 compliant by December 31, 1998.

  To date, direct costs relative to the Year 2000 efforts have totalled less than $100,000. NCB does not anticipate exceeding this amount in addressing all associated Year 2000 issues. All costs to date are and in the future will be funded through operating income and are not considered material. NCB is converting to a new loan accounting system in November 1998 which will replace its existing systems which are not Year 2000 compliant. The cost of this replacement is expected to be less than $500,000. While this system will resolve a Year 2000 issue, it has not been accelerated due to those issues and is proceeding as a phase progress.

  NCB has surveyed the major portion of its customer base to determine the ability of its customers to continue debt service coverage and will follow with a specific review of annual financial statements for Year 2000 disclosure. A primary risk for NCB lies in the ability of its customers to continue debt service payment on schedule in the Year 2000. To date, survey results indicated that the issue is being addressed.

  While NCB is confident that all core systems will be tested and found to be compliant by April 1999, efforts are underway to develop contingency plans at the business unit level as an added precaution. The contingency plans will be completed by April 1999.

Table (1)

Total Mission Critical Systems(MCS)    88
                 Number of MCS to be:
                 Repaired              0
                 Replaced              7
                 Retired               15
                 Vendor Upgraded       62
                 Tested Only           4
                 Outscored             0

Table(2)
Phase Completion Status

Phase        Percent Complete Estimate or Actual #of MCS in Phase
Awareness          100%                A               67
Assessment         100%                A               67
Renovation          87%                A               58
Validation          76%                E               51
mplementation       76%                E               51

Table(3)
Non-Information Technology Items (Infrastructure Items)

                                        Compliant (y=yes)
                      Kastle System             Y
                      Montgomery Kone           Y
                      Trane (Elevators)         Y
                      Willtel (phone)           Y
                      PEPCO                     Y
                      Sungard Business Recovery Y





                    NATIONAL COOPERATIVE BANK
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


SUMMARY

     NCB's net income for the nine months ended September 30, 1998 was $7.6 million. This was a 4.5% or $329 thousand increase compared with $7.3 million for the nine months ended September 30, 1997. The variance resulted primarily from a 41.2% increase in non-interest income and a decrease of 60.2% in the provision for loan losses which were partially offset by a 16.2% increase in non-interest expenses. For the three month period ended September 30, 1998, net income decreased to $1.5 million from $2.0 million due to a decrease in net interest income and an increase in non-interest expenses of 12.4% and 2.8%, respectively.

     Total assets were $898.4 million at September 30, 1998, representing growth of $29.1 million or 3.4% from $869.3 million at December 31, 1997. This growth resulted from increases in cash, cash equivalents, restricted cash and investments of $33.1 million and other assets of $11.5 million which were offset in part by a decrease of $15.6 million in outstanding loans.

     The annualized return on average total assets was 1.12% for the nine months of 1998 compared with 1.15% for the same period in 1997. The annualized return on average equity for the periods ended September 30, 1998 and 1997 was 7.50% and 7.63%, respectively.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1998 decreased 4.4% or $902.9 thousand from the same period in the prior year. As shown on Table 1, net interest spread decreased 23 basis points to 2.06% from 2.29% while net interest yield on earning assets was 2.96% and 3.29% for the nine months ended September 30,1998 and 1997, respectively.

     In comparison to the year earlier quarter, net interest income decreased 12.4% or $883.9 thousand. As shown on Table 1A, net interest spread and net yield on interest earning assets decreased by 50 basis points and 78 basis points, respectively.

     As shown on Table 2 and Table 2A, for the nine months and three months ended September 30, 1998, the decrease in net interest income was largely due to lower yields on investments and real estate loans held for sale.

     For the nine months ended September 30, 1998, interest income went up 2.1% or $1.1 million to $53.6 million compared with $52.5 million from the prior year. The increase in interest income was mostly due to a higher average balance of the real estate loans (most of which are held for sale).

     Interest income was down 1.0% or $191 thousand to $18.4 milion from the three months ended September 30, 1998 compared with $18.5 million of the prior year's quarter. As shown on Table 1A, interest income decreased primarily due to lower interest rates on real estate loans.

     Interest expense increased 6.2% or $2.0 million to $34.1 million for the nine months ended September 30, 1998 compared with $32.1 million for the same period in 1997. Interest expense went up due to a higher volume of notes payable required to fund growth of the loans held for sale and increased volume of deposits. The average rate on interest bearing liabilities decreased 11 basis points to 6.07% from 6.18%.

     For the three month period ended September 30, 1998, interest expense increased 6.1% or $693 thousand to $12.1 million from $11.4 million for the three months ended September 30, 1997 due to increased expenses to "warehouse" loans for future sale. The average rate on interest bearing liabilities decreased 59 basis points to 6.11% compared with 6.70% in the same period in 1997.

NON-INTEREST INCOME

     Non-interest income for the nine months ended September 30, 1998 of $9.5 million increased 41.2% or $2.8 million from $6.7 million for the same period last year. Non-interest income is composed of gains from sale of loans, servicing fees, origination fees, management fees and financial advisory and debt placement fees. The majority of the increase was caused by increased gains due to a higher volume of assets sold to the secondary market. Assets sold were $493.8 million and $154.5 milion for the first nine months of 1998 and 1997, respectively.

     For the nine months ended September 30, 1998, gain on sale of blanket mortgages and share loans was $4.0 million compared with $1.8 million in the same period last year. The gain on sale was net of a $3.3 million mark to market adjustment on the loans held for sale at September 30, 1998. For the nine months ended September 30,1998 and 1997, NCB earned servicing income of $1.9 million and $1.7 million, respectively, based on loans serviced for others of $1.7 billion and $1.2 billion at September 30, 1998 and 1997, respectively. Other income increased 10.0% to $3.6 million for the nine month period ended September 30, 1998 compared with $3.2 million for the same period in 1997. The majority of other income is related to commercial line of business activities.

     For the three month period ended September 30, 1998, non-interest income went up 2.3% or $43 thousand to $1.9 million from the same period in the prior year. The majority of the increase was related to servicing fees received during the third quarter of 1998.

NON-INTEREST EXPENSES

     Non-interest expenses for the nine months ended September 30, 1998 increased 16.2% to $19.5 million compared with $16.8 million for the nine months ended September 30, 1997. Compensation and benefits, representing 57.6% and the largest component of non-interest expenses, increased 23.7% or $2.2 million. The increase was due to a higher employee base at the start of 1998 and to higher bonus accruals related to higher origination volume for the current period compared with 1997. Contractual services, occupancy and equipment and other expenses had a total increase of $940.4 thousand or 12.9% from $7.3 million for the nine months ended September 30, 1997 to $8.3 million for the same period this year. The majority of the variance was caused by increases in corporate marketing and development, office space rent and equipment and technology costs. Non-interest expenses, excluding the voluntary contribution to NCB Development Corporation, increased slightly as a percentage of average assets to 2.1% for the nine months ended September 30, 1998 from 1.9% for the nine months ended September 30, 1997.

     For the three months ended September 30, 1998, non-interest expenses increased $169 thousand or 2.8% to $6.2 million from $6.1 million for the same period in 1997. The increase was primarily due to expenses related to corporate business development.
Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
                                   Nine Months Ended September 30,
ASSETS                             1998                      1997
                        Average   Income/  Yields/ Average   Income/  Yields/
                        Balance   Expense  Rates   Balance   Expense  Rates

Interest earning assets
 Real estate loans      $417,481  $25,497  8.14%   $369,237  $24,198  8.74%
 Commercial loans
   and leases            358,380   23,722  8.83%    368,887   23,764  8.59%

 Total loans and
  leases                 775,861   49,219  8.46%    738,124   47,962  8.66%

 Investment securities
  and cash equivalents   103,231    4,407  5.69%     89,257    4,577  6.84%

 Total interest earning
  assets                 879,092   53,626  8.13%    827,381   52,539  8.47%

Allowance for loan
 losses                  (17,799)                   (16,492)

Non-interest earning assets
 Cash                      2,026                      5,089
 Other assets             46,326                     33,167

 Total non-interest
  earning assets          48,352                     38,256

 Total assets           $909,645                   $849,145

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt      $182,542    8,207  5.99%   $182,542    7,797  5.70%
 Notes payable           465,814   22,431  6.42%    426,120   21,345  6.68%
 Deposits                101,368    3,465  4.56%     83,892    2,971  4.72%

 Total interest bearing
    liabilities          749,724   34,103  6.07%    692,554   32,113  6.18%

Other liabilities         23,948                     35,556
Members' equity          135,973                    121,035
 Total liabilities and
    members' equity     $909,645                   $849,145

Net interest earning
 assets                 $129,368                   $134,827
Net interest revenues
 and spread                       $19,523  2.06%            $20,426   2.29%
Net yield on
 interest earning assets                   2.96%                      3.29%

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)
                                  Three Months Ended September 30,
ASSETS                            1998                       1997
                       Average   Income/  Yields/ Average   Income/  Yields/
                       Balance   Expense  Rates   Balance   Expense  Rates

Interest earning assets
 Real estate loans     $442,468  $ 8,851  8.00%   $357,963  $ 9,043  10.11%
 Commercial loans
  and leases            367,968    8,111  8.82%    369,832   8,030    8.69%

 Total loans and
  leases                810,436   16,962  8.37%    727,795  17,073    9.38%

 Investment securities
  and cash equivalents  108,549    1,392  5.13%     89,014   1,471    6.61%

 Total interest earning
  assets                918,985   18,354  7.99%    816,809  18,544    9.08%

Allowance for loan
 losses                 (17,667)                   (17,107)

Non-interest earning assets
 Cash                       804                      6,585
 Other assets            41,401                     37,349

 Total non-interest
  earning assets         42,205                     43,934

 Total assets          $943,523                   $843,636

LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
 Subordinated debt     $182,542    2,922  6.40%   $182,542     2,630  5.76%
 Notes payable          497,786    7,856  6.31%    415,187     7,843  7.56%
 Deposits               113,176    1,343  4.75%     84,501       954  4.52%

 Total interest bearing
  liabilities           793,504   12,121  6.11%    682,230    11,427  6.70%

Other liabilities        13,547                     33,787
Members' equity         136,472                    127,619
 Total liabilities and
  members' equity      $943,523                   $843,636

Net interest earning
 assets                $125,481                   $134,579
Net interest revenues
 and spread                     $ 6,233  1.88%              $ 7,117  2.38%
Net yield on
 interest earning assets                 2.71%                       3.49%

Table 2
Change in Net Interest Income
(dollars in thousands)

For the nine months ended September 30, 1998 compared to 1997

                          Increase (decrease) due to changes in:

                                 Average   Average
                                 Volume*    Yield         Net**

Interest Income

Cash equivalents and
 investment securities         $  659      $  (829)    $ (170)
Commercial loans and leases      (686)         644        (42)
Real estate loans               3,020       (1,721)     1,299

 Total interest income          2,993       (1,906)     1,087

Interest Expense

Deposits                          601         (107)       494
Notes payable                   1,934         (848)     1,086
Subordinated debt                   0          410        410

 Total interest expense         2,535         (545)     1,990

Net interest income            $  458      $(1,361)    $ (903)


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and" change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Change in Net Interest Income
(dollars in thousands)

For the three months ended September 30, 1998 compared to 1997

                             Increase (decrease) due to changes
                             in:

                             Average    Average
                             Volume*     Yield     Net**
Interest Income

Cash equivalents and
 investment securities       $  287     $  (366)  $  (79)
Commercial loans and leases     (41)        122       81
Real estate loans             1,899      (2,092)    (193)

 Total interest income        2,145      (2,336)    (191)

Interest Expense

Deposits                        338          51      389
Notes payable                 1,420      (1,408)      12
Subordinated debt                 0         292      292

 Total interest expense       1,758      (1,065)     693

Net interest income          $  387     $(1,271)  $ (884)


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the nine months ended September 30, 1998 was $1.07 million compared with the prior year's provision of $1.02 million.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities at September 30, 1998 increased $33.1 million or 36.0% from $91.8 million at year-end 1997. As a percentage of interest earning assets, cash, cash equivalents and investment securities increased to 14.1% from 10.6% at December 31, 1997.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at September 30, 1998 decreased .8% to $17.5 million from $17.6 million at December 31, 1997. The allowance during the period was impacted by loans charged off of $1.1 million, recoveries of loans previously charged-off amounting to $157 thousand, and the provision of $813 thousand. Net charge-offs as a percentage of average loans and leases outstanding were
 .1% for the nine months ended September 30, 1998 compared with .2% for the year ended December 31, 1997. Overall, credit quality remained strong. NCB's provision for loan losses as a percentage of average loans and leases outstanding decreased to .1% at September 30, 1998 compared with .4% for the same period in 1997.

 The loan loss allowance as a percentage of average loans and leases remained flat at 2.3% on September 30, 1998 and December 31, 1997. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (restructured, non-accruing loans and real estate owned) decreased from $9.2 million at December 31, 1997 to $6.0 million at September 30, 1998. The decrease was caused by the sale of various parcels of foreclosed real estate and a decline in non-accruing loans. Impaired assets as a percentage of loans and leases outstanding plus real estate owned were .8% at September 30, 1998 compared with 1.2% at year-end 1997. The allowance for loan losses as a percentage of impaired assets increased to 292.3% at September 30, 1998 from 192.2% at December 31, 1997.

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)
                    9/30/98         12/31/97      % Change

Deposits            $113,964        $ 83,826          36.0%
Short-term debt      239,022         243,121          -1.7%
Long-term debt       191,635         204,793          -6.4%
Subordinated debt    182,725         182,785           0.0%

  Total             $727,346        $714,525           1.8%

    Interest bearing liabilities increased 1.8% to $727.3 million at September 30, 1998 from $714.5 million at December 31, 1997.

    For the first nine months of 1998, deposits at NCB Savings Bank, FSB increased 36.0% to $114.0 million from $83.8 million at year-end 1997. The growth was attributable to an aggressive campaign to attract local and national deposit accounts and cooperative customers. The average maturity of the certificates of deposits is
15.9 months as of September 30, 1998. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

    At September 30, 1998, total short-term and long-term borrowings (including the subordinated debt) decreased 2.7% from year-end 1997. Proceeds from the sale of loans were used to pay down the debt. NCB had approximately $239.0 million, net of discount, outstanding on its short-term facilities at September 30, 1998. Included in the short-term borrowings were revolving lines of credit of $145.0 million; commercial paper program with a face value of $75.0 million and $19.3 million in borrowings from an affiliate and cooperative customers. Long-term debt decreased 6.4% from year-end 1997 due to payments of $28.0 million under the long term facilities which were partially offset by an additional issuance of $15.0 million of medium-term notes. Unused capacity under the short-term and long-term facilities of approximately $183.2 million and $85.0 million, respectively, are sufficient to meet anticipated disbursements during 1998.

TABLE 3
Impaired assets
(dollars in thousands)

                    Sept. 30,  June 30,  March 31,  Dec. 31,  Sept. 30,
                      1998       1998      1998       1997      1997

Real estate owned   $4,155     $4,272    $ 5,068    $5,114    $ 5,545

Non-accruing           819      3,445      5,738     3,030      3,801

Restructured         1,012      1,016      1,022     1,027      1,032

Total               $5,986     $8,733    $11,828    $9,171    $10,378




ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  No material changes in NCB's market risk profile occurred from December 31, 1997 to September 30, 1998.

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