Form 10-Q/A
period 1998-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1998-11-23
CIK 356801

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

                              INDEX

PART I  FINANCIAL INFORMATION                            Page No.

Item 1    Consolidated balance sheets - September 30,
          1998 and December 31, 1997.................       3

          Consolidated statements of income - for the
          three and nine months ended September 30,
          1998 and 1997..............................       4

          Consolidated statements of cash flows - for
          the nine months ended September 30, 1998
          and 1997...................................       5-6

          Condensed notes to the consolidated
          financial statements - September 30, 1998..       7-11

Item 2    Management's discussion and analysis of
          financial condition and results of
          operations - for the three and nine months
          ended September 30, 1998 and 1997..........       11-22

Item 3    Quantitative and qualitative disclosures
          about market risk .........................       22

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

Table (1)
Total Mission Critical Systems (MCS)      88

      Number of MCS to be:
      Repaired                 0
      Replaced                 7
      Retired                 15
      Vendor Upgraded         62
      Tested Only              4
      Outscored                0


Table (2)
Phase Completion Status

  Phase          Percent Complete    Estimate or Actual # of MCS in Phase

Awareness              100%                  A              67
Assessment             100%                  A              67
Renovation              87%                  A              58
Validation              76%                  E              51
Implementation          76%                  E              51


Table (3)
Non-Information Technology Items (Infrastructure Items)

                           Compliant (Y=Yes)
Kastle System                    Y
Montgomery Kone (HVAC)           Y
TRANE (Elevators)                Y
Willtel (Phone)                  Y
PEPCO                            Y
Sungard Business Recovery        Y



ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

   No material changes in NCB's market risk profile occured from December 31, 1997 to September 30, 1998.


                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               NATIONAL CONSUMER COOPERATIVE BANK

Date:


                                      By:/s/ Richard L. Reed
                                         Richard L. Reed
                                         Managing Director,
                                         Chief Financial Officer




                                      By:/s/Marietta J. Orcino
                                         Marietta J. Orcino
                                         Vice President
                                         Tax & Regulatory Compliance