Form 10-K
period 1998-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1999-04-01
CIK 356801

THIS DOCUMENT IS A COPY OF THE (SPECIFY DOCUMENT) FILED ON (DATE) PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEPMTION.

                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998 Commission file number
2-99779

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. A subsidiary of the registrant holds
2.74% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.

                 ( Cover Continued on Next Page )

                       ( Cover Continued )

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                  Outstanding at December 31, 1998

Class C
(Common stock, $100.00 par value)           221,996

Class B
(Common stock, $100.00 par value)           922,096

Class D
(Common stock, $100.00 par value)                 3

                             INDEX

                              PART I

Item 1   Business..................................................  1

Item 2   Properties................................................  8

Item 3   Legal Proceedings.........................................  8

Item 4   Submission of Matters to a Vote
           of Security Holders.....................................  8

                             PART II

Item 5   Market for the Registrant's Common Stock and Related
           Stockholder Matters.....................................  9

Item 6   Selected Financial Data...................................  12

Item 7   Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........  13

Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk.............................................  31

Item 8   Financial Statements and Supplementary Data...............  37

Item 9   Changes in and Disagreements with Accountants,
           on Accounting and Financial Disclosure..................  77

                             PART III

Item 10  Directors and Executive Officers of the Registrant........  77

Item 11  Executive Compensation....................................  86

Item 12  Security Ownership of Certain
           Beneficial Owners and Management........................  88

Item 13  Certain Relationships and Related Transactions............  89

                             PART IV

Item 14  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K.................................  95

                             PART I

                        ITEM 1. BUSINESS
GENERAL

         The National Consumer Cooperative Bank, which does business as the National Cooperative Bank ("NCB"), is a financial institution organized under the laws of the United States. NCB provides financial and technical assistance to eligible cooperative enterprises or enterprises controlled by eligible cooperatives. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.

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

         NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing arrangements which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises.
Second, NCB provides financial and other assistance to the NCB
Development Corporation ("NCB Development"), a non-profit corporation without capital stock organized in 1982 which makes loans and provides assistance principally to developmental cooperatives.

         The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its office in Ohio.

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

Eligibility Requirements

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

Lending Authorities

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

         All loan approvals require at least two signatures and the Bank's senior management approves credit commitments that exceed individual or team lending authority.

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

Interest Rates for Real Estate Loans

         NCB offers both adjustable and fixed rates based on a basis point spread over recognized indexes such as LIBOR and U.S.
Treasury securities with yields adjusted to a constant maturity. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow.

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

Underwriting

         When evaluating credit requests, NCB seeks to determine whether a prospective borrower has and/or will have sound management, sufficient cash flow to service debt, assets in excess of liabilities and a continuing demand for its products, services or use of its facilities, so that the requested loan will be repaid in accordance with its terms.

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

Loans Benefiting Low-Income Persons

         Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB's outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development.
As of December 31, 1998, 24.8% of the outstanding loans were to "low income persons".

Loans for Residential Purposes

         The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30 percent of the gross assets of NCB.

         To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1998, approximately 10.83% of NCB's total assets consisted of loans which qualify under the residential cap.

OPERATIONS OF SUBSIDIARIES

         NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

         NCB Financial Corporation ("NCBFC") is a Delaware chartered, wholly-owned, unitary thrift holding company whose sole subsidiary is NCB Savings Bank, FSB.

         NCB Savings Bank, FSB ("NCBSB") is a federally chartered, federally insured savings bank located in Hillsboro, Ohio.

         NCB Capital Corporation ("NCBCC") is a wholly-owned subsidiary of NCB that originates loans to cooperatives and sells loans in the secondary market. The company's name was changed from NCB Mortgage Corporation in November, 1998.

         NCB Insurance Brokers, Inc. ("NCBIB") is engaged in the business of brokering housing-related insurance to cooperatives.

         NCB I, Inc. ("NCB I") is a wholly-owned, special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans.
NCB and NCB I are parties to an agreement under which each agrees not to commingle the assets of NCB I with those of NCB.

         NCB Retail Finance Corporation ("NCBRFC") is a wholly-owned special purpose corporation that participates in the securitization and sale of loans to customers involved in the grocery business. NCBRFC is required by its certificate of incorporation to have at least two directors independent of NCB and to avoid commingling its assets with those of NCB.

COMPETITION

         Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.

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

TAXES

         The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of Subchapter T of the Internal Revenue Code and the Act, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period which has reduced NCB's federal income tax liability.

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

AGREEMENT CONCERNING CLASS A NOTES

         Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of January 1, 1999, the face amounts and current maturities of the outstanding replacement notes were as follows:

                        Current
      Replacement      Maturity      Face
         Note            Date       Amount       Maturity
           1            4/1/99   $53,553,328     3 months
           2           10/1/99   $36,854,000    36 months
           3           10/1/00   $55,281,000    60 months
           4           10/1/00   $36,854,000   120 months

         When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions.
At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing interest rates for Treasury obligations of comparable maturities. NCB intends generally to avail itself of this right. Thus, until the final redemption of the Class A notes, NCB would have outstanding to the U.S. Treasury four tranches of Class A notes in the maturities stated above. In
November 1994, however, NCB adopted a Capitalization and Patronage Refund Policy(as amended April 1998) that contemplates the probable retirement of $25 million of Class A notes in 2010 and $25 million in 2015.


FURTHER INFORMATION

         For further information concerning the development of NCB's business in 1998, please see the response to Item 7.

                       ITEM 2. PROPERTIES

         NCB leases space for its Washington, D.C. headquarters and for three regional offices located in Anchorage, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its office in Ohio. NCB's headquarters is 34,464 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December
31, 1998 was $1,318,000 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

         Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:

                                                 Other
                Year       Headquarters         Offices

                1999       $1,478,000          $237,000
                2000       $1,507,000          $221,000
                2001       $1,537,000          $228,000
                2002         $384,000          $232,000
                2003                           $244,000


                   ITEM 3. LEGAL PROCEEDINGS

         NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

            Item 4. SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS

         NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1998.


                          PART II

       ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS

         NCB currently has three classes of stock outstanding whose rights are summarized as follows:

         Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and requires each borrower to hold Class B stock at the time the loan is made whose par value is equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock.
Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-
2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB will also repurchase, at par value, any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. At December 31, 1998, the stock required to be repurchased was approximately $105,000. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

         Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock(or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 5.93% during 1998. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of NCB's Board of Directors. The Board declared an initial cash dividend of 83 cents per share of Class C stock, payable on June 30, 1996 to holders of record as of March 31, 1996. On April 24, 1997, the
Board declared a cash dividend of $1.02 per share of Class C stock payable on or before June 30, 1997 to holders of record as of March 31, 1997. On April 23, 1998, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 1998 to holders of record as of March 31, 1998. In November, 1996, the Board approved a dividend de minimus provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars
($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

         As of December 31, 1998 there were 1,353 holders of Class B stock, 388 holders of Class C stock, and 3 holders of Class D stock.

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

         NCB has declared a patronage refund for the year ended
December 31, 1998 of approximately $12.5 million of which $5.3 million will be distributed in cash and $7.2 million in Class B or Class C stock.

Sales of Unregistered Shares of Class C Stock

         During the fourth quarter of 1998, NCB sold two shares of its Class C stock without registration under the Securities Act of 1933 (the "1933 Act") in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act. The stock was sold for $100 a share in cash without any underwriting discounts or commissions to cooperative organizations eligible to obtain loans from NCB. The stock was not offered to the general public; the purchasers had access to essentially the same information that would be contained in a registration statement and had the capability to evaluate the merits of such an investment.

                     ITEM 6. SELECTED FINANCIAL DATA
                         (DOLLARS IN THOUSANDS)
At December 31,                  1998      1997      1996      1995      1994
 Loans and lease financing    $795,174  $773,768  $750,094  $597,190  $501,090
 Allowance for loan losses      17,426    17,638    15,505    14,554    13,031
 Total assets                  933,415   869,304   839,336   684,532   567,321
 Total capital*                322,838   314,376   307,714   300,995   295,749
 Subordinated debt**           182,542   182,542   182,542   182,542   182,542
 Long-term borrowings,
  including subordinated debt  413,735   387,335   384,679   337,230   287,899
 Members' equity               140,296   131,833   125,172   118,453   113,207
 Other borrowed funds
  including
   Deposits                    575,265   531,740   515,257   365,288   256,315

For the Years Ended December 31, 1998      1997      1996      1995      1994
 Total interest income        $ 71,187  $ 68,787  $ 61,265  $ 52,770  $ 41,714
 Total interest expense         45,561    41,944    35,299    30,753    20,609
 Net interest income            25,627    26,843    25,966    22,017    21,105
 Net income                     12,628    12,462    11,199     9,083     8,877
 Ratios
   Capital to assets             34.6%     36.2%     36.7%     44.0%     52.3%
   Return on average assets       1.4%      1.5%      1.5%      1.5%      1.7%
   Return on average assets
     members' equity              9.3%      9.7%      9.2%      7.8%      7.9%
 Net yield on interest
     earning assets               2.9%      3.3%      3.7%      3.7%      4.2%

 Average members' equity as
    a percent of
 Average total assets            14.8%     15.3%     16.5%     18.9%     21.5%
  Average total loans and
    lease financing              17.5%     17.9%     19.2%     21.9%     25.0%
 Net average loans and
    lease financing to average
    total assets                 84.9%     85.5%     84.3%     84.0%     83.4%
 Net average earning assets to
    average total assets         96.0%     95.9%     92.4%     92.7%     94.8%
 Allowance for loan losses
    to loans outstanding          2.2%      2.3%      2.1%      2.5%      2.6%
 Provision for loan losses
    to average loans outstanding  0.1%      0.5%      0.3%      0.4%      0.2%

 * - Capital includes members' equity and subordinated debt
** - Excludes deferred hedge gains

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial summary

1998 and 1997

         Net income for the year ended December 31, 1998 of $12.6 million showed a slight increase of $165 thousand or 1.3% compared with $12.5 million in 1997. The positive effects of interest income of $2.4 million and provision for possible credit losses of $2.7 million were offset by increased interest expense and non-interest expenses of $3.6 million and $.7 million, respectively

         NCB continued to maintain strong credit quality. Impaired assets amounted to .7% of total assets at year end. Net chargeoffs as a percentage of total loans and leases outstanding at December 31, 1998 were .13%. The provision for loan losses as a percentage of average loans and leases decreased to .1% in 1998 from .5% in 1997. In this same period, the allowance for loan losses as a percentage of loans and leases decreased to 2.2% in 1998 from 2.3% in 1997.

         The return on average assets in 1998 and 1997 was 1.4% and 1.5%, respectively. The return on average equity decreased to 9.3% in 1998 compared with 9.7% in 1997.

         Total assets increased 7.4% or $64.1 million to $933.4 million as of December 31, 1998 from $869.3 million at year end 1997 due primarily to the growth in cash and cash equivalents and interest-only receivables which resulted from real estate loan sales. In addition, commercial and lease financing were ahead of last year.


Net Interest Income

         Net interest income for 1998 was $25.6 million, $1.2 million or 4.5% lower than $26.8 million in the prior year. Table 1 contains more detailed information on the $1.2 million decrease.

         As shown on Table 2, while average interest earning assets at December 31, 1998 were up 9.0%, average yield dropped 43 basis points to 8.09% in 1998 from 8.52% in 1997. Net yield was 2.91% and 3.32% in 1998 and 1997, respectively. The primary reason for the decrease in net yield was the origination of new loans at narrower spreads and excess liquidity.

          For the year ended December 31, 1998, interest income increased 3.5% to $71.2 million compared with $68.8 million from the prior year. The increase in interest income was mostly due to a higher average balance of real estate loans. Average loans and leases outstanding at year end 1998 increased 8.0% to $778.2 million compared with $720.3 million at December 31, 1997.

         Total interest expense increased $3.6 million to $45.6 million for the year ended December 31, 1998 from $41.9 million in 1997. As shown on Table 2, the average rate on interest bearing liabilities at December 31, 1998 declined 17 basis points to 6.03% from 6.20% at December 31, 1997. While there was an increase in interest expense due to the repricing of $53.6 million of subordinated debt, it was offset by lower interest payments on the increased usage of the long term borrowing facilities and on higher volume of deposits.

         See Table 1 & Table 2

Credit quality

    Credit quality improved and continued to remain strong in 1998. NCB maintains loan loss reserves that, in management's judgement based on current expectations relative to portfolio characteristics, are adequate to absorb future losses inherent in the loan portfolio.

    An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established that seek to eliminate undue credit risk on the balance sheet. They include a multilevel approval process and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility.

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

    By maintaining an adequate allowance for loan losses, management seeks to protect NCB's capital against the risk of losses inherent in the credit extension process. The allowance is increased by the provision for possible credit losses and decreased by the amount of charge-offs, net of recoveries. The adequacy of the allowance for loan losses is determined based on risk ratings, current and future economic conditions, concentrations, diversification, portfolio size and level of nonperforming and delinquent credits, among other relevant factors.

    The provision for loan losses decreased to $843 thousand in 1998 from $3.5 million in 1997. The decrease was largely attributable to improved credit quality resulting in a decline of classified loans. The provision as a percentage of average loans and leases outstanding decreased to .1% in 1998 from .5% in 1997.

         The allowance for loan losses slightly decreased 1.2% to $17.4 million as of December 31, 1998 from $17.6 million a year earlier.
The allowance as a percentage of loans and leases outstanding decreased to 2.2% at December 31, 1998 from 2.3% at December 31,
1997. The allowance as a percentage of impaired assets increased to 259% in 1998 compared with 192% in the prior year.

Table 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

                                  1998 Copared to 1997       1997 Compared to 1996
                                Increase (decrease) due to Increase (decrease) due to
                                          change in:                   change in:

For the years ended December 31,  Average  Average           Average  Average
                                  Volume*   Rate    Net**    Volume*   Rate   Net**
Interest Income
Cash equivalents and
  investment securities         $    959  $(1,453) $  (494) $  162   $   482  $  644
Commercial loans and leases         (215)     567      352   4,123       367   4,490
Real estate loans                  4,984   (2,443)   2,541   3,440    (1,052)  2,388

Total interest income              5,728   (3,329)   2,399   7,725      (203)  7,522

Interest Expense

Deposits                           1,046      (77)     969      53      (192)   (139)
Notes payable                     10,933   (8,660)   2,273   6,413      (236)  6,177
Subordinated debt                      0      374      374     (22)      628     606

Total interest expense            11,979   (8,363)   3,616   6,444       200   6,644

Net interest income              $(6,251) $ 5,034  $(1,217) $1,281   $  (403) $  878
 *Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

For the years ended
 December 31,                      1998                   1997                  1996
Assets                                     Avg.                  Avg.                   Avg.
                         Avg.     Income/ Rate/ Avg.     Income/ Rate/ Avg.     Income/ Rate/
                         Balance  Expense Yield Balance  Expense Yeild Balance  Expense Yield
Interest earning assets
  Real estate loans      $415,493 $33,493 8.06% $355,160 $30,951 8.71% $316,015 $28,565 9.04%
  Commercial loans
    and leases            362,670  31,950 8.81%  365,143  31,599 8.65%  317,427  27,106 8.54%

  Total loans and
    leases                778,163  65,443 8.41%  720,303 62,550  8.68%  633,442  55,671 8.79%

Investment securities
  and cash equivalents    102,218   5,744 5.62%   87,386  6,237  7.14%   77,955   5,594 7.17%

 Total interest
   earning assets         880,381  71,187 8.09%  807,689 68,787  8.52%  711,397  61,265 8.61%

Allowance for loan
  losses                  (17,722)               (16,747)               (14,976)

Non-interest earning
  assets
 Cash                       1,327                  5,028                  4,577
 Other                     52,837                 46,176                 32,992

Total non-interest earning
  assets                   54,164                 51,204                 37,569

Total assets             $916,823               $842,146               $733,990

Liabilities and members'
  equity

Interest bearing
  liabilities

 Subordinated debt       $182,542 $10,830 5.93% $182,542 $10,455 5.73% $182,943 $ 9,849 5.38%
 Note payable             466,288  29,791 6.39%  409,767  27,518 6.72%  321,080  21,341 6.65%
 Deposits                 106,720   4,940 4.63%   84,147   3,971 4.72%   83,056   4,109 4.95%

 Total interest bearing
   liabilities            755,550  45,561 6.03%  676,456  41,944 6.20%  587,079  35,299 6.01%
Other liabilities          25,461                 36,754                 25,038
Members' equity           135,812                128,936                121,873

   Total liabilities
     and members' equity $916,823               $842,146               $733,990

Net interest earning
  assets                 $124,831               $131,233               $124,289
Net interest revenues
  and spread                      $25,626 2.06%          $26,843 2.32%          $25,966 2.60%
Net yield on interest
  earning assets                          2.91%                  3.32%                  3.65%


*Based on monthly balances. Average loan balances includes nonaccrual loans.


         Total impaired assets ( non-accruing and restructured loan and real estate owned(REO)) decreased to $6.7 million at December 31, 1998 from $8.1 million at December 31, 1997. At December 31, 1998 and 1997, impaired assets as a percentage of total capital were 4.8% and 6.2%, respectively.

         See Table 3 & Table 4

         Non-accruing loans, as a percentage of loans and leases, were .3% and .4% at year end 1998 and 1997, respectively. The decrease of $772 thousand in REO was due to the sale of various parcels of foreclosed real estate.

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

         See Table 5

Non-interest income

         Non-interest income decreased 3.4% from $14.6 million at year end 1997 to $14.1 million in 1998. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, and advisory fees. Gain on sale of loans of $5.8 million in 1998, which represented 41.3% of non-interest income, decreased 19.7% from $7.2 million for year ended December 31, 1997. The decrease was attributable to lower gains on large loan sales in the fourth quarter due to market conditions. Real estate loan sales in 1998 of $569.3 million reflected an increase of 77.7% or $248.9 million compared with $320.4 million in 1997. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1998 and 1997.

         Servicing income remained a stable source of non-interest income for NCB in 1998. NCB earned servicing fee income of $2.6 million and $2.2 million in 1998 and 1997, respectively. As of December 31, 1998, NCB serviced $1.8 billion in single and multi-family real estate and commercial loans for investors compared with $1.4 billion at year end 1997.

         Other income increased 11.6% to $5.7 million for the year ended December 31, 1998 compared with $5.1 million for the prior year. The majority of the increase in other income was related to a $700,000 prepayment penalty fee received before the end of the year.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

For the years ended December 31,  1998    1997    1996    1995    1994

Balance at beginning of year    $17,638 $15,504 $14,554 $13,031 $12,309

Charge-offs
  Commercial                      1,161     597   1,106     131     320
  Real estate - residential          70     958      31     568       0
   Total charge-offs              1,231   1,555   1,137     699     320

Recoveries
  Commercial                        101     133     137     125     164
  Real estate residential            75      52       0     192       0
   Total recoveries                 176     185     137     317     164

Net charge-offs(recoveries)       1,055   1,370   1,000     382     156

Provision for loan losses           843   3,504   1,950   1,905     878

Balance at end of year          $17,426 $17,638 $15,504 $14,554 $13,031

Table 4
 ALLOCATION OF ALLOWANCE FOR LOAN  LOSSES
 (dollars in thousands)

At December 31,         1998            1997            1996            1995            1994
                         Per.             Per.              Per.            Per.           Per.
                  Amt.   of Total   Amt.  of Total  Amt.   of Total Amt.   of Total  Amt.   of Total
Loans and lease
  financing
  Commercial *   $353,768  44.5% $347,658  44.9% $342,211  45.6% $327,215  54.8% $246,797  49.3%
  Real estate -
   residential*   386,565  48.6   389,153  50.3   384,035  51.2   247,524  41.5   234,526  46.7
  Real estate -
   commercial       7,350    .9     7,025   1.0     8,742   1.2     9,361   1.6    10,301   2.1
  Lease financing  47,491   6.0    29,932   3.8    15,106   2.0    13,090   2.1     9,466   1.9

Total loans and lease
 financing       $795,174 100.0% $773,768 100.0% $750,094 100.0% $597,190 100.0% $501,090 100.0%

Allocation of allowance for
 loan losses
  Commercial      $ 9,959  57.2%  $10,348  58.7% $  7,826  50.5% $  7,158  49.2% $      0   0.0%
  Real estate -
    residential     5,378  30.9     6,971  39.5     6,963  44.9     5,820  40.0         0   0.0
  Lease financing     671   3.8       319   1.8       151   1.0       250   1.7         0   0.0
  Unallocated       1,418   8.1         0   0.0       564   3.6     1,326   9.1    13,031 100.0

Total allowance for loan
 losses           $17,426 100.0%  $17,638 100.0% $ 15,504 100.0%  $14,554 100.0% $ 13,031 100.0%*

*Includes loans held for sale

Table 5
IMPAIRED ASSETS
(dollars in thousands)

At December 31,          1998    1997    1996   1995    1994

Real estate owned       $4,343  $5,115  $  377  $1,397  $  300

Non-accruing             2,385   3,030   2,829   1,741     723

Restructured               -       -     1,049     709      -

                        $6,728  $8,145  $4,255  $3,847  $1,023

Non-interest expense

         Non-interest expense for the year ended December 31, 1998 increased 2.9 % to $24.8 million compared with $24.1 million for the prior year. Non-interest expense as a percentage of average assets was 2.7% and 2.9% for 1998 and 1997, respectively. Salaries and benefits, remaining by far the single largest component of non-interest expenses, had a minimal increase of .6% or $78 thousand from last year. Salaries and employee benefits accounted for 51.4% of non-interest expenses in 1998 compared with 52.6% in 1997. As of December 31, 1998, NCB and its consolidated subsidiaries employed 172 employees compared with 159 employees one year earlier. For the year ended December 31, 1998, contractual services increased
$1.1 million or 27.7% to $4.9 million from $3.8 million in 1997. The increase in contractual services was mainly due to higher audit fees and corporate development and marketing expenses. Occupancy and equipment and other expenses went up by $572 thousand due to increases in depreciation associated with new technology and computer/internet related supplies and services. Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCB Development Corporation. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. In 1998, there was no contribution to NCBDC while in 1997 $1.0 million was made to fund certain business activities. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets remained the same at 2.7% in 1998 and 1997.

Income taxes

         Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB, and reserves set aside for the retirement of Class A notes and dividends on Class C stock.
NCB's subsidiaries are also subject to varying levels of state taxation.

         Note 19 to the consolidated financial statements contains additional discussions of NCB's tax status.

1997 and 1996

         Net income for year ended 1997 of $12.5 million increased 11.3% from $11.2 million in 1996. The growth in net income was due to increased volume of commercial and mortgage lending activities, servicing fees and other non-interest income. The impact of the increase in net interest income was partially offset by increases in the provision for loan losses, non-interest expenses and provision for income taxes.

         Net interest income for the year ended December 31, 1997 increased 3.4% or $0.9 million from the same period in the prior year. The increase resulted primarily from higher volume of loans and leases outstanding. The net spread decreased 28 basis points to 2.32% at year end 1997 compared with 2.60% at the prior year.

         Credit quality in NBC's lending portfolio remained strong during 1997. Nonperforming assets, which include nonaccrual loans and foreclosed real estate, amounted to .7% of total assets at year end. Net chargeoffs as a percentage of total loans and leases outstanding at December 31, 1997 was .18%. The provision for loan losses as a percentage of average loans and leases increased to .5% in 1997 from .3% in 1996.
In this same period, the allowance for loan losses as a percentage of loans and leases has increased to 2.3% in 1997 from 2.1% in 1996.

         Non-interest income increased by 32.6% to $14.6 million in 1997. Non-interest income was composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees and advisory fees. The majority of the increase was caused by the higher amount of asset sales to the secondary market. Gains on loan sales were $7.2 million in 1997 which represented 49.6% of non-interest income. Real estate loan sales in 1997 of $320.4 million reflected an increase of 85.0% or $147.2 million compared with $173.2 million in 1996.

         Non-interest expense increased 4.6% from $23.0 million to $24.1 million. Increases in compensation and employee benefits and contributions to NCBDC were offset by a decrease in contractual services, occupancy and equipment and other expenses. Non-interest expense as a percentage of average assets decreased to 2.9% during 1997 compared with 3.1% in 1996. Salaries and benefits went up 16.9% or $1.8 million. During 1997, loan officers were paid greater commissions due to high levels of loan originations while bonuses paid to the remaining employees were at their maximum payout based on NCB's performance. Salaries and employee benefits accounted for 52.6% of non-interest expenses in 1997 compared with 47.1% in 1996. In 1997, NCB agreed to make a contribution to NCB Development Corporation to fund certain business activities. The contribution to NCBDC was $1.0 million in 1997 and $.72 million in 1996. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets decreased to 2.7% in 1997 compared with 3.0% in 1996.

1998 and 1997 Fourth quarter results

         Net income for the fourth quarter of 1998 decreased slightly to $5.0 million compared with $5.1 million for the prior year's quarter. The negative variance resulted primarily from a decrease of $3.3 million in non-interest income due to timing of the loan sale which was offset by a decline of $1.4 million and $2.0 million in provision for loan losses and non-interest expenses, respectively.

See Table 6

Sources of Funds

Capital Markets Access

              NCB maintains line of credit facilities provided by a consortium of banks. At year end 1998 and 1997, total borrowing capacity under these facilities was $402.5 million and $320.0 million, respectively. The outstanding balance at December 31, 1998 was $156.0 million compared with an outstanding balance of $206.0 million at December 31, 1997. Usage, as measured by average outstanding balances during the year, increased from $143.7 million in 1997 to $165.8 million in 1998 due to growth in commercial loan volume and additional activity to fund warehoused real estate loans.

     NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December 31, 1998 and 1997, the short-term borrowings outstanding were $34.7 million and $12.2 million, respectively.

     In 1997, steps were taken to move into the medium term note market. In April 1998, NCB received Board approval to issue up to $200.0 million under the medium term note program. As of December 31, 1998 and 1997, NCB had $55.0 million and $40.0 million outstanding under this program. In addition, during 1997, NCB implemented a commercial paper program. At year-end 1998 and 1997, face values of $30.0 million and $25.0 million, respectively, were outstanding.

     Unused capacity under the short-term and long-term facilities of approximately $181.8 million and $65.0 million, respectively, is sufficient to meet anticipated disbursements in 1999.

         NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB Savings Bank, FSB, for sale into the secondary market. In 1998, NCB sold $601.5 million of cooperative real estate, commercial and share loans compared with $366.2 million in the prior year.

         In 1999, NCB expects to sell $437.0 million of cooperative real estate, commercial and share loans in the secondary market. In April 1999, approximately $200.0 million is scheduled to be sold.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollar in thousands)

                         1998                        1997
For the three months
 ended               Dec. 31  Sept.30 June 30 March 31 Dec. 31 Sept. 30 June 30 March 31

Interest income     $17,561   $18,354 $17,895 $17,377  $16,248 $18,545  $17,088 $16,906
Interest expense     11,457    12,121  11,459  10,524    9,831  11,428   10,489  10,196

Net interest income   6,104     6,233   6,436   6,853    6,417   7,117    6,599   6,710
Provision for loan
 losses                  30        30     430     353    1,460     655      687     702

Income after provision
 forloan losses       6,074     6,203   6,006   6,500    4,957   6,462    5,912   6,008
Non-interest income   4,587     1,903   2,054   5,524    7,852   1,860    1,783   3,069

Net revenue          10,661     8,106   8,060  12,024   12,809   8,322    7,695   9,077
Non-interest
 expenses             5,298     6,246   7,004   6,222    7,308   6,076    5,589   5,092

Income before income
 taxes                5,363     1,860   1,056   5,802    5,501   2,246    2,106   3,985

Provision for income
 taxes                  379       404     377     293      353     283      402     337

Net income          $ 4,984   $ 1,456 $   679 $ 5,509  $ 5,148 $ 1,963  $ 1,704 $ 3,648

Deposits

     At NCB's wholly-owned subsidiary, NCB Savings Bank, FSB, deposits increased 47.2% to $123.4 million in 1998 from $83.8 million a year earlier. The growth was attributable to an aggressive campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 1998 and 1997 were 4.7% and 4.9%, respectively. The average maturity of the certificates of deposit at December 31, 1998 was 15.4 months compared with 18.5 months at same period in the prior year. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities -- 16.3% in 1998 compared with 11.7% in 1997.
Management anticipates that deposits will represent an increasing portion of its funding structure.

Uses of funds

Loans and leases

         Loans and leases outstanding increased 2.8% to $795.2 million at year-end 1998 from $773.8 million in 1997.

      NCB's commercial loan portfolio expanded with new business opportunities. The commercial loan and lease portfolio increased 6.3% to $401.3 million at December 31, 1998 compared with $377.6 a year earlier. The commercial loan portfolio reflects a decrease in the areas of food processing and distribution, financial services, native Alaskan and hardware wholesale cooperatives due to scheduled loan repayments and maturities. Other commercial industries including education, leisure and ESOP loans increased during the year.

      NCB's real estate portfolio decreased .6% to $393.9 million at the end of 1998 from $396.2 million at same period last year. The real estate portfolio was substantially composed of multifamily blanket mortgages and single family share loans. NCB does not invest in speculative commercial real estate transactions.

         For 1999, NCB expects a decline in its origination and secondary marketing activities. New disbursements and loan sales are expected to decrease approximately $253.0 million and $164.5 million, respectively.

Cash, Cash Equivalents, and Investment Securities

         Cash, cash equivalents, and investments increased 32.7% or $30.0 million to $121.8 million compared with $91.8 million in 1997. Cash, cash equivalents, and investment securities, represent 13.5% of interest earning assets in 1998 compared with 10.6% in 1997.

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

         NCB's asset liquidity is generally provided by maintaining near-cash and short-term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1998, NCB held $66.6 million in cash and cash equivalents compared with $21.7 million in cash and cash equivalents at year end 1997. These funds are normally used to fund business operations.

         NCB had at year end a $13.7 million investment portfolio which is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity remained at approximately 5 years for 1998 and 1997.

         Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

         NCB also has $402.5 million of revolving lines of credit. At December 31, 1998, the following commitments were outstanding:

         $159.5 million is committed until May 26, 1999
         $130.5 million is committed until May 26, 2001
          $50.0 million is committed until May 28, 1999

The remaining balance of $62.5 million is uncommitted at December 31, 1998. Average outstanding balances were $165.8 million in 1998 compared with $143.7 million in 1997.

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

         NCB has surveyed all mission critical internal software and systems (See Table (1)) and has determined a remediation strategy. Table (2) reflects the phase completion with respect to all mission critical systems. NCB expects all testing to be completed by April 1, 1999.

         With respect to "non-information technology items", NCB has surveyed the vendors/providers with the results shown in Table (3).

         NCB has surveyed all associated banks and financial institutions with which a mission critical interdependence exists. Based upon the results of this survey, NCB took actions which involved testing of key systems or transitioning to alternative institutional systems. All associated respondents indicated that they were already Year 2000 compliant by December 31, 1998.

         To date, direct costs relative to the Year 2000 efforts have totalled less than $100,000. NCB does not anticipate exceeding this amount in addressing all associated Year 2000 issues. All costs to date are and in the future will be funded through operating income and are not considered material. NCB converted to a new Year 2000 compliant loan accounting system in November 1998 which replaced its existing systems that were not Year 2000 compliant. The cost of this replacement was less than $500,000.

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

Table (1)
Total Mission Critical Systems (MCS)  58

         Number of MCS to be:

         Repaired                      4
         Replaced                      2
         Retired                       2
         Vendor Upgraded              50
         Tested Only                   0
         Outsourced                    0


Table (2)
Phase Completion Status

  Phase     Percent Complete  Estimate or Actual  #of MCS in Phase

Awareness          100%                A                58
Assessment         100%                A                58
Renovation         100%                A                58
Validation          97%                A                56
Implementation      95%                A                55

Table (3)
Non-Information Technology Items (Infrastructure Items)

                        Compliant (Y=Yes)

Kastle System                   Y
Montgomery Kone(HVAC)           Y
TRANE(Elevators)                Y
Willtel(Phone)                  Y
PEPCO                           Y
Sungard Business Recovery       Y

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

         The following tables present an analysis of the sensitivity inherent in NCB's net interest income and market value of portfolio equity (market value of assets, less liabilities, adjusted for the market value of mortgage servicing rights and off-balance-sheet instruments). The interest rate scenarios presented in the table include interest rates at December 31, 1998 and December 31, 1997 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income
variability reflects NCB's interest sensitivity gap (defined below).
                                     1998
                                   CHANGE IN             CHANGE IN
                CHANGE IN         NET INTEREST        MARKET VALUE OF
              INTEREST RATES          INCOME          PORTFOLIO EQUITY

                   +200                1.2%               (5.4)%
                   +100                 .6                (2.6)
                      0                0.0                 0.0
                   -100               (1.0)                3.0
                   -200               (2.4)                6.1

                                       1997
                                   CHANGE IN             CHANGE IN
                CHANGE IN         NET INTEREST        MARKET VALUE OF
              INTEREST RATES          INCOME          PORTFOLIO EQUITY

                  +200                (1.9)%              (6.7)%
                  +100                 1.0                (3.5)
                     0                 0.0                 0.0
                  -100                  .8                 3.8
                  -200                 1.7                 8.2

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

         The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.
During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceed liabilities maturing or reprising within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB's one-year cumulative gap positions at December 31, 1998 and 1997 were positive $26.0 million or 2.78% of assets and positive $20.6 million or 2.37% of assets, respectivly.

          While the gap position is a useful tool in measuring interest rate risk, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates.
For example, the gap position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

         The following tables set forth the expected maturity and repricing characteristics of NCB's consolidated assets, liabilities and off-balance sheet contracts at December 31, 1998 and 1997.

See Table 8 and 9

         It is clear from Table 8 that on December 31, 1998 NCB had a positive gap (as a percentage of total assets) of 2.78% and 2.35%
at the one year and 180 day time horizons, respectively. Table 9 indicated that on December 31, 1997, NCB had a positive gap (as a percentage of total assets of 2.37% and 2.94% at the one year and 180 day time horizons, respectively. At December 31, 1998 and 1997, NCB's static gap positions were in compliance with existing Board policies.

Table 7
MATURITY SCHEDULE OF LOANS
(dollar in thousands)
                                     One Year
                         One Year     Through        Over
At December 31, 1998     or Less     Five Years   Five Years  Total

Commercial               $37,325      $158,885     $157,702  $353,768
Real estate-residential    3,879        52,854      329,688   386,565
Real estate-commercial                   5,732        1,618     7,350
Leases                       447        34,688       12,356    47,491

Total loans and leases   $41,651      $252,159     $501,364  $795,174

Fixed interest rate
 loans                                $146,289     $319,620
Variable interest rate
 loans                                 105,870      181,744

                                      $252,159     $501,364

Table 8
Interest Rate Sensitivity
(dollar in thousands)

                                                                               Over 12
At December 31, 1998   Interest    Interest   Interest   Interest   Interest   Months and
                      -sensitive  -sensitive -sensitive -sensitive -sensitive  Non-interest
                        30 day     3 month    6 month    12 months   Total     Sensitive      Total

Interest earning assets
 Cash and cash
  equivalents          $ 57,483    $      0   $      0   $     0    $ 57,483    $      0     $ 57,483
 Investment
  securities             28,548       1,192      3,199     3,247      36,186      31,122       67,308
 Loans and leases       183,155     194,839     31,097    62,457     471,548     323,439      794,987

   Total interest
    earning assets     $269,186    $196,031   $ 34,296   $65,704    $565,217    $354,561     $919,778

Interest bearing liabilities
 Deposits              $  6,823    $ 10,870   $ 28,872   $24,806    $ 71,371    $ 52,049     $123,420
 Short-terms
  borrowings            240,653           0          0         0     240,653           0      240,653
 Long-term debt*         19,193           0          0         0      19,193     192,000      211,193
 Subordinated debt*      53,717           0          0    36,854      90,571      92,135      182,706

   Total interest bearing
     liabilities        320,386      10,870     28,872    61,660     421,788     336,184      757,972

Other
  Other non-interest
    bearing, net              0           0          0         0           0     161,806      161,806
  Effect of interest
    rate swaps and
    financial futures         0      72,450     45,000         0     117,450    (117,450)           0

  Total                $320,386    $ 83,320   $ 73,872   $61,660    $539,238    $380,540     $919,778

Repricing difference   $(51,200)   $112,711   $(39,576)  $ 4,044    $ 25,979    $(25,979)

Cumulative gap         $(51,200)   $ 61,511   $ 21,935   $25,979

Cumulative gap as
  % total assets         -5.45%       6.55%      2.35%     2.78%

* Net of premiums/discounts.

Table 9
Interest Rate Sensitivity
(dollar in thousands)

                                                                                Over 12
At December 31, 1997   Interest    Interest    Interest   Interest   Interest   Months and
                       -sensitive  -sensitive  -sensitive -sensitive -sensitive Non-Interest
                         30 day     3 month     6 month    12 month     Total    Sensitive    Total

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

     Historically, NCB has maintained a strong capital structure. NCB's average equity to average assets was 14.8% in 1998 compared with 15.3% in 1997. When including NCB's subordinated debt, NCB's average total capital to average assets was 34.7% and 37.0% in 1998 and 1997, respectively. The Bank Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 1998, NCB Savings Bank, FSB, had a risk-based capital ratio of 20.8%, well in excess of regulatory requirements.

Patronage policy

     Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In June 1998, NCB distributed $14.6 million to its active member-borrowers. Of this total, approximately $5.6 million was distributed in cash.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NCB's financial statements and notes thereto are set forth beginning at page 38 below. NCB is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

           Report of Independent Public Accountants



To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in members' equty, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Washington, D.C.
January 27, 1999

INDEPENDENT AUDITORS'S REPORT



To the Board of Directors and
Members of National Cooperative Bank

We have audited the accompanying consolidated statements of income, comprehensive income, changes in members' equity and cash flows of National Cooperative Bank and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of income, comprehensive income, changes in members' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of income, comprehensive income, changes in members' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of income, comprehensive income, changes in members' equity and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated statements of income, comprehensive income, changes in members' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of National Cooperative Bank and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Washington, D.C.
January 30, 1997

                    NATIONAL COOPERATIVE BANK
                   CONSOLIDATED BALANCE SHEETS
                                                   December 31,

Assets                                            1998        1997

Cash and cash equivalents                    $ 66,563,160  $ 21,689,245
Restricted cash                                13,202,725     6,884,572
Investment securities
    Available-for-sale (amortized cost of
    $38,732,390 and $60,911,708)               39,127,948    61,268,440
    Held-to-maturity (fair value of
    $2,861,605 and $1,911,605)                  2,892,312     1,942,312

Loans held for sale                           184,000,331   189,132,330

Loans and lease financing                      611,174,140  584,635,993
     Less: Allowance for loan losses           (17,426,450) (17,638,136)
     Net loans and lease financing             593,747,690  566,997,857

Other assets                                    33,881,044   21,389,059

    Total assets                              $933,415,210 $869,303,815

Liabilities and Members' Equity
Liabilities
Deposits                                      $123,419,544 $ 83,825,979
Patronage dividends payable in cash              5,275,325    5,872,708
Other liabilities                               29,872,655   17,072,271
Borrowings
    Short-term                                 220,652,186  243,120,607
    Long-term                                  231,193,174  204,793,392
                                               451,845,360  447,913,999

    Subordinated debt                          182,706,417  182,785,385
    Total borrowings                           634,551,777  630,699,384
    Total liabilities                          793,119,301  737,470,342

Members' equity
Common stock
    Class B                                     92,209,648   84,004,502
    Class C                                     22,199,604   21,904,447
    Class D                                            300          300
Retained earnings
    Allocated                                    7,245,656    8,109,931
    Unallocated                                 17,097,102   17,474,132
Accumulated other comprehensive
  income                                         1,543,599      340,161

     Total members' equity                     140,295,909  131,833,473

     Total liabilities and members' equity    $933,415,210 $869,303,815

 The accompanying notes are an integral part of these financial statements.

                  NATIONAL COOPERATIVE BANK
               CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                 1998         1997        1996

Interest income
  Loans and lease financing          $65,443,587  $62,549,700  $55,671,365
  Investment securities                5,743,674    6,237,441    5,593,678
   Total interest income              71,187,261   68,787,141   61,265,043

Interest expense
  Deposits                             4,939,806    3,970,498    4,109,098
  Short-term borrowings               14,614,417   11,229,046    7,851,964
  Long-term debt, other borrowings
   and subordinated debt              26,006,479   26,744,347   23,338,194
   Total interest expense             45,560,702   41,943,891   35,299,256

  Net interest income                 25,626,559   26,843,250   25,965,787

Provision for loan losses                842,881    3,504,000    1,950,000
  Net interest income after
  provision for loan losses           24,783,678   23,339,250   24,015,787

Non-interest income
  Gain on sale of loans                5,808,568    7,229,368    4,578,209
  Loan and deposit servicing fees      2,569,098    2,237,082    2,125,131
  Other                                5,689,462    5,097,382    4,283,566
   Total non-interest income          14,067,128   14,563,832   10,986,906

Non-interest expense
  Compensation and employee benefits  12,736,507   12,658,409   10,828,385
  Contractual services                 4,862,537    3,808,267    4,182,131
  Occupancy and equipment              4,395,558    4,016,118    4,140,589
  Contribution to NCB Development
   Corporation                             -        1,000,000      720,000
Other                                  2,775,414    2,582,435    3,135,476
   Total non-interest expense         24,770,016   24,065,229   23,006,581

Net income before taxes               14,080,790   13,837,853   11,996,112

Provision for income taxes             1,453,165    1,375,498      796,914

  Net income                         $12,627,625  $12,462,355   11,199,198

Distribution of net income
  Patronage dividends                $12,520,982   $13,982,639 $10,492,444
  Retained earnings                      106,643    (1,520,284)    706,754
                                     $12,627,625   $12,462,355 $11,199,198


 The accompanying notes are an integral part of these financial statements.

                   NATIONAL COOPERATIVE BANK
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


Years ended December 31,             1998         1997         1996


Net income                       $12,627,625  $12,462,355  $11,199,198
Other comprehensive income,
  net of tax:
   Net unrealized holding
    gains (losses) before tax      1,201,899      405,577     (318,812)
   Tax benefit (expense)               1,539         (642)      -

Comprehensive income             $13,831,063  $12,867,290  $10,880,386








 The accompanying notes are an integral part of these financial statements.

                   NATIONAL COOPERATIVE BANK
     CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
      For the years ended December 31, 1998, 1997 and 1996

                                         Retained    Retained   Accumulated Other  Total
                              Common     Earning     Earnings   Comprehensive     Members'
                              Stock      Allocated Unallocared      Income         Equity
Balance, December 31, 1995 $94,081,220  $6,219,707  $17,898,103  $  254,038       $118,453,068
Net income                      -           -        11,199,198      -              11,199,198
Proceeds from issuance of
 stock                           1,000      -            -           -                   1,000
Cancellation and
  redemption of stock         (658,484)     -           590,484      -                 (68,000)
1995 patronage dividends
  distributed in stock
  and cash                   6,928,564   (6,219,707)    101,189      -                 810,046
Other dividends paid            -            -         (183,345)     -                (183,345)
1996 patronage dividends
  To be distributed in
   cash                         -            -       (4,721,600)     -              (4,721,600)
  Retained in form of
   equity                       -         5,770,844  (5,770,844)     -                  -
Unrealized loss on
  investment securities
  available-for-sale            -            -           -         (318,812)          (318,812)
Balance, December 31, 1996 100,352,300    5,770,844  19,113,185     (64,774)       125,171,555
Net income                      -            -       12,462,355      -              12,462,355
Proceeds from issuance of
 stock                             500       -           -           -                     500
Cancellation and
 redemption of stock        (1,133,918)      -          247,597      -                (886,321)
1996 patronage dividends
 distributed in stock
 and cash                    6,690,367   (5,770,844)   (144,882)     -                 774,641
Other dividends paid            -            -         (221,484)     -                (221,484)
1997 patronage dividends
  To be distributed in
    cash                        -            -       (5,872,708)     -              (5,872,708)
Retained in form of
  equity                        -         8,109,931  (8,109,931)     -                  -
Unrealized gain on
  investment securities
  available-for-sale            -            -           -          404,935            404,935
Balance, December 31, 1997 105,909,249    8,109,931  17,474,132     340,161        131,833,473
Net income                                           12,627,625                     12,627,625
Adjustment to 1996
  patronage dividends
  paid in 1997                 (40,338)      -           -           -                 (40,338)
Proceeds from issuance of
  stock                            300       -           -           -                     300
Cancellation and
  redemption of stock         (403,294)      -           23,112      -                (380,182)
1997 patronage dividends
  distributed in stock
  and cash                   8,943,635   (8,109,931)   (249,824)     -                 583,880
Other dividends paid            -            -         (256,961)     -                (256,961)
1998 patronage dividends
  To be distributed in
   cash                         -            -       (5,275,326)     -              (5,275,326)
  Retained in form of
   equity                       -         7,245,656  (7,245,656)     -                  -
Unrealized gain on
  investment securities
  available-for-sale            -            -           -        1,203,438          1,203,438
Balance, December 31, 1998 $114,409,552 $ 7,245,656 $17,097,102  $1,543,599        $140,295,909

The accompanying notes are an integral part of these financial statements.

                               NATIONAL COOPERATIVE BANK
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31         1998        1997           1999

Cash flows from operating activities
 Net income                       $  12,627,625  $  12,462,355  $  11,199,198
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities
 Provision for loan losses              842,881      3,504,000      1,950,000
 Depreciation and amortization        5,357,156      5,212,091      5,148,255
 Gain on sale of loans               (5,808,568)    (7,229,368)    (4,578,209)
 Loans originated for sale         (586,305,753)  (365,279,273)  (243,114,015)
 Proceeds from sale of loans
  held for sale                     585,050,379    362,446,396    135,955,259
 (Increase) decrease in
   other assets                        (853,805)     3,441,735     (5,443,982)
 Increase (decrease) in other
  liabilities                        12,800,384      5,740,238     (2,186,480)
 Net cash provided by (used in)
  operating activities               23,710,299     20,298,174   (101,069,974)
Cash flows from investing
 activities
 Increase in restricted cash         (6,318,153)        -              -
 (Purchase) sale of investment
  securities
   Available-for-sale                  (350,000)    (7,046,767)    (9,435,643)
   Held-to-maturity                    (950,000)     1,464,131         -
Proceeds from maturities of
  investments
   Available-for-sale                15,677,261      5,009,306      8,006,556
   Held-to-maturity                      -             154,113        198,000
Proceeds from sales of
  investments
   Available-for-sale                 3,460,0000         -               -
Net increases in loans and lease
  financing                          (35,401,178)   (44,351,586)  (84,941,273)
Proceeds from sale of portfolio
  loans                                8,156,399     17,276,924    38,679,408
Purchases of premises and
  equipment                             (953,488)      (712,729)   (1,235,856)

Net cash used in investing
 activities                          (16,679,159)   (28,206,608)  (48,728,808)

Cash flows from financing activities
 Net increase (decrease) in deposits  39,593,565     (4,794,023)   10,519,829
 Net (decrease) increase in
  short-term borrowings              (22,468,421)    18,620,607    92,000,000
  Proceeds from issuance of
   long-term debt                     74,303,558     30,916,680    47,550,000
  Repayment on long-term debt        (48,000,000)   (28,000,000)       -
  Redemption of common stock              -             (15,000)      (68,000)
  Dividends paid                      (5,585,927)    (4,281,119)   (4,341,889)

Net cash provided by financing
 activities                           37,842,775     12,447,145   145,659,940

Increase (decrease) in cash
 and cash equivalents                 44,873,915      4,538,711    (4,138,842)

Cash and cash equivalents,
 beginning of year                    21,689,245     17,150,534    21,289,376

Cash and cash equivalents,
 end of year                       $  66,563,160  $  21,689,245 $  17,150,534

 The accompanying notes are an integral part of these financial statements.

                   NATIONAL COOPERATIVE BANK
             CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of investing and financing activities:


                                  1998                  1997         1996

Unrealized gain (loss) on
 investment available-for-sale    $ 1,203,438   $   404,935   $  (318,812)

Common stock cancelled against
 allowance for loan losses        $   403,294   $     9,114   $    21,390

Interest paid                     $45,195,243   $40,722,565   $34,582,531

Income taxes paid                 $ 1,263,362   $ 1,223,695   $   670,122












The accompanying notes are an integral part of these financial statements.

                   NATIONAL COOPERATIVE BANK

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

Organization

     National Consumer Cooperative Bank, doing business as National Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Capital Corporation (NCBCC), previously named NCB Mortgage Corporation, a wholly-owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. Cooperative Funding Corporation (CFC), a wholly-owned subsidiary, was a registered broker-dealer and provided corporate financial services. NCB Investment Advisers, Inc. (NCBIA), a wholly-owned subsidiary, provided investment advisory services to cooperatives. CFC and NCBIA were both dissolved effective December 31, 1998 with NCB assuming all their assets and liabilities. NCB Financial Corporation (NCBFC), a wholly-owned subsidiary, is the holding company of NCB Savings Bank, FSB (NCBSB), a federally-chartered thrift institution. NCB I, Inc. (NCB 1), a wholly-owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (NCBRFC), a wholly-owned subsidiary, purchases and sells commercial loans which are then securitized into commercial paper.

     The Act also provided for the formation of NCB Development Corporation (NCBDC), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia. NCBDC provides loans and technical support to cooperative enterprises. NCBDC's bylaws provide for six directors from the NCB board to serve on the NCBDC board, along with three outside directors elected by NCB directors. Consistent with the Act, NCB makes deductible, voluntary contributions to NCBDC.

     Borrowers from NCB are required to own Class B Stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB's sole discretion, in case of certain events, including default.

Principles of Consolidation

     The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial statements of NCB do not include the assets, liabilities or results of operations of NCBDC.
Comprehensive Income

     In June 1997, Statement of Financial Accounting Standards
("SFAS") No. 130, "Reporting Comprehensive Income, " was issued. In 1998, NCB adopted this standard which requires the display of comprehensive income and its components in the financial statements. In NCB's case, comprehensive income includes net income and unrealized gains and losses on securities available-for-sale.

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

     Available-for-sale- Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as other comprehensive income. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

     Held-to-maturity- Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

Interest Rate Futures, Forward Contracts and Interest Rate Swaps

     Gains and losses on futures and forward contracts to hedge certain interest-sensitive assets and liabilities are deferred and amortized over the life of the hedged asset or liability as an adjustment to interest income or interest expense. Unamortized hedging gains or losses are recognized at the time of disposition of the assets or liabilities being hedged.

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

Allowance for Loan Losses

     The allowance for loan losses is a valuation allowance which management believes to be adequate to cover estimated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. When a portion of a loan is deemed uncollectible, a full or partial charge-off against the allowance for loan losses is made. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following:
the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience;
portfolio composition; and current and projected economic conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb expected losses inherent in the loan portfolio at the balance sheet date. Changes in economic conditions and economic prospects of borrowers can occur quickly; consequently losses that NCB ultimately realizes could differ from the estimates made by management.

     A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB recognizes an impairment by creating a valuation allowance.

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

Servicing Assets and Interest-Only Receivables

     Effective January 1, 1997, NCB adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). Both statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

     Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans using the effective yield method over the remaining lives of the underlying loans.

     Under SFAS No. 125, servicing assets are assessed for impairment based an fair value. In addition, mortgage servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

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

     SFAS No. 125 requires a periodic assessment of the carrying value of interest-only receivables. Because these assets can be contractually prepaid or otherwise settled such that NCB would not recover substantially all of its recorded investment, the assets are being measured like available-for-sale securities under SFAS No. 115.

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

Other Assets

     Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Goodwill relating to the acquisition of NCBSB by NCBFC is being amortized over the estimated remaining lives of the long-term interest-bearing assets acquired. Interest-only receivables are carried at fair value with unrealized gains and losses recorded as other comprehensive income.

     Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Depreciation is computed using an accelerated method. Leasehold improvements are amortized on a straight-line basis over the terms of the leases.

Income Taxes

     The Act Amendments of 1981 (P.L. 97-35) provide that, effective January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code, as amended by the Act with respect solely to NCB. Under Subchapter T and the Act, NCB issues its member-borrowers patronage refunds, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of NCBSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.
Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

     NCB provides for income taxes under SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:
                                        1998          1997

Cash in bank                         $ 9,416,039    $8,082,813
Federal funds                         33,570,870     5,949,195
Overnight investments                 23,576,251     7,657,237

                                     $66,563,160   $21,689,245


3.   Investment Securities

     The composition of investment securities available-for-sale at December 31 is as follows:

                                         1998

                                   Gross      Gross
                       Amortized Unrealized  Unrealized   Fair
                        Cost        Gains      Losses     Value

U.S. Treasury and agency
 obligations         $ 4,142,322 $ 37,702   $  7,373   $ 4,172,651
Corporate bonds        7,224,045  113,553      4,857     7,332,741
Mutual funds           1,198,418     -         5,484     1,192,934
Money market           1,125,615     -       108,777     1,016,838
Interest-only
  receivables         25,041,990  370,794       -       25,412,784

                     $38,732,390 $522,049   $126,491   $39,127,948

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

     The maturities of investment securities available-for-sale at December 31, 1998 are as follows:

                                        Weighted
                            Amortized    Average
                              Cost        Yield    Fair Value

Within 1 year              $ 3,824,033   6.65%    $ 3,720,232
After 1 year through
  5 years                   11,071,021   6.90%     11,142,166
After 5 years through
  10 years                  22,487,295   7.11%     22,909,234
After 10 years               1,350,041   6.72%      1,356,316

                           $38,732,390   6.99%    $39,127,948

      The composition of investment securities held-to-maturity at December 31 is as follows:

                                       1998
                                       Gross
                          Amortized  Unrealized     Fair
                             Cost      Losses       Value

Mortgage-backed security  $1,942,312 $  30,707    $1,911,605
Private debt security        950,000      -          950,000

                          $2,892,312 $  30,707    $2,861,605


                                       1997

                                       Gross
                          Amortized  Unrealized      Fair
                            Cost       Losses        Value

Mortgage-backed security  $1,942,312 $  30,707     $1,911,605
Private debt security          -          -            -

                          $1,942,312 $  30,707     $1,911,605

     The 1998 mortgage-backed security held-to-maturity has a weighted average yield of 9.4% and matures after ten years.

     In 1997, NCB had no sales of securities available-for-sale.   In 1998,
securities available-for-sale totalling $3,460,000, were sold resulting in a gain of $10,150. There were no sales of securities classified as held-to-maturity during 1998, 1997, or 1996. NCB held callable investment securities with amortized costs of $1,992,553 and $8,323,643 at December 31, 1998 and 1997, respectively. The fair values of the callable securities are $2,016,170 and $8,478,587 in the same respective periods.

4.   Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1998 and 1997 are $1,763,050,000 and $1,366,353,000, respectively.

5.   Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category at December 31 are as follows:

                                       1998          1997

Commercial loans
  Portfolio                        $346,570,990  $344,849,332
  Loans held for sale                 7,197,347     2,808,807
Real estate loans
  Residential                       209,762,519   202,828,605
  Loans held for sale               176,802,984   186,323,523
  Commercial                          7,349,882     7,025,073
Lease financing                      47,490,749    29,932,983

                                   $795,174,471  $773,768,323

   NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

                               Commercial Loans    Real Estate Loans

                               1998     1997       1998     1997
By Region
  Northeast                   20.5%     21.4%      72.6%    75.6%
  South Atlantic                4.5      7.0        7.5     10.2
  Central                      25.6     33.5       10.8     12.0
  West                         49.4     38.1        9.1      2.2

                              100.0%   100.0%     100.0%   100.0%


                                         Percentage of Total
                                            Loan Portfolio

                                         1998       1997
By Borrower Type
  Real estate
    Residential                          48.6%      50.4%
    Commercial                             .9         .8
  Commercial
    Food processing and distribution     17.1       19.6
    Financial services                    3.9        4.4
    Medical service and supplies          2.3        2.1
    Hardware                              5.9        6.1
    Alaskan native corporations           4.3        4.4
    Other                                11.0        8.3
  Lease financing                         6.0        3.9

                                        100.0%     100.0%

     NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is secured by real estate in New York City due to that city's extensive cooperative market. At December 31, 1998, $226.0 million of real estate loans are secured by real estate in New York City. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

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

     The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows (dollars in thousands):

                         Carrying Amount       Estimated Fair Value


                           1998       1997        1998      1997
Commercial
  Fixed rate loans       $144,445   $137,723   $154,706   $140,855
  Adjustable rate loans   202,126    207,126    206,671    207,872
  Loans held for sale       7,197      2,809      7,004      2,818
Real Estate
  Loans held for sale     176,803    186,324    191,425    187,453
  Portfolio-fixed rate     91,313     45,326     93,716     44,905
  Portfolio-adjustable    125,799    164,528    127,509    170,675
Lease financing            47,491     29,932     51,265     31,426

                         $795,174   $773,768   $832,296   $786,004

6.        Receivables Sold with Recourse

     In 1998, of the Bank's restricted cash totalling $13,202,725, $7,512,630 related to loans sold with balances totalling $188,481,079. At December 31, 1998 and 1997, restricted cash of $5,690,095 and $6,884,572, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold with balances totaling $81,879,000 and $92,623,000 in 1993 and 1992, respectively. At December 31, 1998 and 1997, the outstanding balances of the 1994 and 1993 recourse loan sales totaled $49,449,633 and $55,504,322, respectively. These loans are primarily concentrated in New
York City. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required restricted cash balance. To date NCB has not incurred any losses on these loan sales.

     In an unrelated 1993 transaction, NCB sold loans totaling $25,924,380 of which any losses on the subordinate tranche are repaid from a security held by NCB totaling $1,942,312 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the outstanding balances of the 1993 recourse loan sale totaled $9,681,480 and $14,832,919, respectively. These loans are primarily concentrated in New York City. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required balance of the security held. NCB is prohibited from disposing of this security until all senior holders of the security have been repaid. To date NCB has not incurred any losses on this loan sale.

7.   Impaired Assets

     Impaired loans, representing the nonaccrual loans at December 31, 1998 and 1997, totaled $2,384,691 and $3,030,448, respectively, and averaged $3,097,000 and $3,785,000 during the same respective periods. Specific allowances of $557,267 and $706,520 were established at December 31, 1998 and 1997, respectively. During 1998 and 1997, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

     At December 31, 1998, there are no commitments to lend additional funds to borrowers whose loans are impaired.

     At December 31, 1998 and 1997, NCB had real estate owned of $4,342,739 and $5,114,991, respectively, which is classified as other assets.

8.  Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses:

                                  1998         1997         1996

Balance at beginning of year  $17,638,136  $15,504,510  $14,554,240

Provision for loan losses         842,881    3,504,000    1,950,000

Charge-offs                    (1,230,892)  (1,555,226)  (1,137,229)
Recoveries of loans previously
  charged-off                     176,325      184,852      137,499

Balance at end of year        $17,426,450  $17,638,136  $15,504,510

     The allowance for loan losses was 2.2%, 2.3% and 2.1% of loans and leases outstanding at December 31, 1998, 1997, and 1996, respectively.

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

     For the year ended December 31, 1998, loans to affiliated cooperatives, directors, officers, and their family members have the following outstanding balances:

                    January 1,                         December 31,
                       1998     Additions  Deductions     1998
Loans to affiliated
  cooperatives     $63,330,098 $25,716,312 $33,521,910 $55,524,500

Loans to directors,
  officers, and
  family members        93,371      -           93,371      -


                   $63,423,469 $25,716,312 $33,615,281 $55,524,500

Percent of loans
  outstanding             8.2%                                7.0%

     During 1998, 1997, and 1996, NCB recorded interest income of $5,352,355, $6,412,886, and $3,216,776, respectively, on loans to related parties.

     Included in the analysis of loans outstanding to affiliated cooperatives as of December 31, 1998 is a $20.0 million revolving line of credit to the Co-operative Central Bank. At December 31, 1998, none of the loan is outstanding. The loan is secured by U.S. Government guaranteed obligations equal to 110% of the outstanding balance. The Co-operative Central Bank is an organization with which an NCB director serves as the chief executive officer.

10.  Premises and Equipment

     Premises and equipment are included in other assets and consist of the following as of December 31:
                                             1998        1997

Furniture and equipment                   $2,461,610  $3,046,361
Leasehold improvements                     1,321,816     846,538
Other                                      1,548,155   2,461,694
                                           5,331,581   6,354,593
Less: Accumulated depreciation
     and amortization                     (3,262,369) (4,286,837)

                                          $2,069,212  $2,067,756

11.  Leases

     NCB leases its headquarters in Washington, D.C. through March 31, 2002. NCB also leases premises for its regional offices with expiration dates from June 30, 1999 to January 30, 2008. These leases are all non-cancelable operating leases.

     Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 are as follows:

               1999                       $1,681,943
               2000                        1,680,768
               2001                        1,679,123
               2002                          612,236
               2003                          299,251

                                          $5,953,321

     Rental expense on premises and office equipment in 1998, 1997, and 1996 is $1,687,183, $1,689,415, and $1,686,788, respectively.

     During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1998 and 1997, the unamortized lease incentive is $750,891 and $955,892, respectively.


12.  Deposits

     Deposits as of December 31 are summarized as follows:

                                  1998               1997

                                      Weighted            Weighted
                                       Average             Average
                          Balance       Rate     Balance      Rate
Balances by type
  Passbook accounts     $  4,695,457   2.65%    $ 4,937,068  2.72%
  Money market demand
     and NOW accounts     22,949,597   1.21%     15,578,000  2.26%
  Fixed-rate certificates
     Less than $100,000   63,775,057   5.69%     45,397,875  5.74%
     $100,000 or greater  31,999,433   5.56%     17,913,036  5.51%

                        $123,419,544   4.72%    $83,825,979  4.87%


The remaining contractual maturities of certificate accounts at December 31, 1998 are as follows:

                          Less than     $100,000
                          $100,000     or greater     Total

  Three months or less  $10,640,921   $ 5,287,036  $15,927,957
  Three to six months    12,725,177     5,236,449   17,961,626
  Six to twelve months   18,186,403     6,120,010   24,306,413
  Twelve months or
   longer                22,222,556    15,355,938   37,578,494

                        $63,775,057   $31,999,433  $95,774,490

     The estimated fair value of deposits is $121,313,000 and $83,281,000 at December 31, 1998 and 1997, respectively.

13.  Short-Term Borrowings

Revolving credit facilities

     NCB has $402.5 million of revolving lines of credit, $130.5 million of which is committed until May 26, 2001, $159.5 million of which is committed until May 26, 1999, and $50.0 million of which is committed until May 28, 1999. The remaining balance of $62.5 million is uncommitted at December 31, 1998.

     Interest expense from borrowings under the revolving line of credit facilities was $9,689,345, $8,732,851, and $6,671,725 in 1998, 1997, and 1996,
respectively. The following is a summary of the borrowings under the facilities for the years ended December 31:


                                   1998             1997

Borrowings outstanding
 at December 31               $156,000,000      $206,000,000
Unfunded capacity
  at December 31               181,800,000       114,000,000
Average line of credit
  borrowings outstanding
  during the year              165,813,699       143,669,170
Maximum borrowings
  during the year              256,500,000       227,000,000
Weighted average borrowing
  rate
  During the year                     5.8%              5.9%
  At December 31                      6.7%              6.5%

     Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 1998, commitment fees for the line of credit are .15% on $130.5 million and .125% on $159.5 million. Total commitment fees paid for revolving credit facilities were $524,000 in 1998, and $479,000 in 1997 and $340,000 in 1996. All borrowings under the facility which are outstanding at expiration of the facility are due at that time.

     NCB is required under these revolving lines of credit agreements to maintain $25.0 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $296.0 million (defined as total members' equity plus subordinated debt). Additionally, NCB may not permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

Other Short-term Borrowings

     In an effort to reduce NCB's cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 1998 and 1997, the short-term borrowings outstanding totaled $34.7 million and $12.2 million, respectively. In 1997, NCB also implemented a commercial paper program to further reduce NCB's cost of funds. At December 31, 1998 and 1997, commercial paper totaled $29.9 million and $24.9 million, respectively.

     During 1998 and 1997, NCB also entered into a series of reverse repurchase agreements. The average balances of reverse repurchase agreements outstanding during 1998 and 1997 were $5,385,833 and $14,364,135, respectively, and the maximum borrowings during 1998 and 1997 were $16,509,000 and $17,047,000, respectively. The weighted average rates on the reverse repurchase agreements during 1998 and 1997 were 5.62% and 5.73%, respectively. There were no reverse repurchase agreements outstanding at December 31, 1998 and 1997.

     The carrying amounts of short-term borrowings at December 31 are as follows (dollars in thousands):

                           Carrying Amount

                           1998      1997

Line of credit           $156,000  $206,000
Commercial paper           29,939    24,921
Other                      34,713    12,200

                         $220,652  $243,121

14.  Long-term Debt

     NCB has entered into various agreements for extension of credit with third parties. Under the medium term note program, NCB has approval to issue up to $200 million. As of December 31, 1998, NCB had $55 million outstanding under this program. In addition, as of December 31, 1998, NCB had outstanding
$177.0 million of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest with principal payments due on a 30/360 basis.

     NCB is required under these lending agreements to, among other things, maintain $25.0 million of cash, cash equivalents and investments and have an effective net worth of not less than $296.0 million (defined as total members' equity plus subordinated debt). NCB shall not at any time permit consolidated senior debt to exceed 650% of consolidated adjusted net worth.

     The following is a schedule of outstanding long-term debt at December 31, 1998:
                  Amount      Rate       Maturity

               $ 19,930,446   5.92%        1999
                 31,888,714   8.51%        2000
                 49,826,115   6.79%        2001
                 69,756,561   6.37%        2002
                 59,791,338   6.53%        2003 and thereafter

               $231,193,174

     NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $65 million. The effect of the agreements is to convert $65 million of the long-term debt from a weighted average fixed rate of 6.52% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the three and six month LIBOR rates plus a spread and reprice at different times throughout the year. At December 31, 1998 the three and six month LIBOR were 5.07% and 5.07%, respectively. These agreements expire as follows:

                          Maturity       LIBOR
              Amount        Date         Index

          $ 15,000,000      2001        Three month
            20,000,000      1999        Three month
            30,000,000      2001        Six month

          $ 65,000,000

15.  Subordinated Debt

     On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury in the amount of $184,270,000 as provided in the Act, as amended, in full redemption of the Class A Preferred Stock previously owned by the Government. At December 31, 1998, the current balance of the subordinated debt was $182,542,000. The notes and all related payments are subordinated to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on subordinated debt.

     The notes require that proceeds from the sale of Classes B and C Stock be applied annually toward the repayment of the notes. In 1998 and 1997, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay these notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt.
Total contributions to the fund, including interest thereon, would approximate $100.0 million. The remaining $80.0 million would be obtained through the issuance of preferred stock or subordinated debt. In accordance with these plans, NCB had designated investments totaling $5.0 million and $4.0 million, respectively, plus accrued interest at December 31, 1998 and 1997.

     The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

    The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, excluding hedge gains, and respective estimated fair values of the subordinated debt at December 31, 1998 (dollars in thousands):
                                   Next        Carrying Estimated
        Index           Rate   Repricing Date   Amount  Fair Value

91-day  Treasury rate  4.37%   January 1, 1999 $ 53,553 $ 55,552
 3-year Treasury rate  6.28%   October 1, 1999   36,854   37,092
 5-year Treasury rate  6.01%   October 1, 2000   55,281   56,315
10-year Treasury rate  8.82%   October 1, 2000   36,854   39,269
                                                182,542  188,228
Premium on hedging                                  164     -

                                               $182,706 $188,228

     In addition to the $65.0 million of interest rate swaps on the long-term debt, NCB has entered into a series of interest rate swap agreements totaling $60.0 million which have the effect of converting the subordinated debt from a fixed rate of 7.42% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the one, three and six month LIBOR rates and reprice at different times throughout the year. At December 31, 1998, the one, three and six month LIBOR rates were 5.06%, 5.07% and 5.07%, respectively. The agreements, which expire in the year 2000, are described below:

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

                                1998                          1997
                       Class B  Class C  Class D  Class B   Class C  Class D

Par value per share  $      100 $    100 $    100  $    100 $    100 $    100
Shares authorized     1,000,000  300,000  100,000   900,000  300,000  100,000
Shares issued and
  outstanding           922,096  221,996        3   840,045  219,004        3

The changes in each class of common stock are described below:

                                   Class B      Class C   Class D    Total

Balance, December 31, 1995      $ 72,349,754  $21,731,166  $300   $ 94,081,220
Proceeds from issuance of stock       -             1,000    -           1,000
Cancellation and redemption
 of common stock                    (468,024)    (190,460)   -        (658,484)
1995 patronage dividend
 distributed in common stock       6,718,686      209,878    -       6,928,564
December 31, 1996                 78,600,416   21,751,584   300    100,352,300
Proceeds from issuance of stock       -               500    -             500
Cancellation and redemption
 of common stock                  (1,088,713)     (45,205)   -      (1,133,918)
1996 patronage dividend
 distributed in common stock       6,492,799      197,568    -       6,690,367

Balance, December 31, 1997        84,004,502   21,904,447   300    105,909,249
Adjustment to 1996 patronage
 dividends paid in 1997              (35,087)      (5,251)   -         (40,338)
Proceeds from issuance of stock       -               300    -             300
Cancellation and redemption
 of common stock                    (400,980)      (2,314)   -        (403,294)
1997 patronage dividend
 distributed in common stock       8,641,213      302,422    -       8,943,635

Balance, December 31, 1998      $ 92,209,648  $22,199,604  $300   $114,409,552

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

          NCBSB's capital exceeds the minimum capital requirements at December 31, 1998. The following table summarizes NCBSB's capital at December 31, 1998:

                                                                 To Be Well Capitalized
                                               For Capital       Under Prompt Corrective
                                 Actual        Adequacy Purposes   Action Provisions
                            Amount    Ratio    Amount    Ratio   Amount  Ratio
As of December 31, 1998:
Tangible Capital (to
  tangible assets)       $10,812,000  8.0%   $2,031,984  1.5%       N/A       N/A
Total Risk-Based Capital
  (to risk-weighted
   assets)               $11,612,000 20.8%   $4,467,223  8.0%    $5,584,029  10.0%
Tier I Risk-Based Capital
  (to risk-weighted
   assets)               $10,812,000 19.4%       N/A     N/A     $3,350,418   6.0%
Core Capital (to adjusted
  tangible assets)       $10,812,000  8.0%   $4,063,969  3.0%    $6,773,281   5.0%

As of December 31, 1997:
Tangible Capital (to
  tangible assets)       $10,170,000 10.6%   $1,436,000  1.5%       N/A       N/A
Total Risk-Based Capital
  (to risk-weighted
   assets)               $10,822,000 21.6%   $4,008,000  8.0%    $5,011,000  10.0%
Tier I Risk-Based Capital
  (to risk-weighted
   assets)              $10,170,000 20.3%        N/A     N/A     $3,006,000   6.0%
Core Capital (to adjusted
  tangible assets)      $10,170,000 10.6%    $2,871,000  3.0%    $4,785,000   5.0%

     The Office of Thrift Supervision regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1998, substantially all retained earnings were available for dividend declaration without prior regulatory approval.
18.  Employee Benefits

     Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 1998, 1997, and 1996 is $425,103, $428,676, and
$362,621, respectively.

     NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 1998, 1997, and 1996 are $365,942, $359,401, and $278,720, and respectively.

     Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. NCB expensed $388,000 and $210,000 for the Plan in 1998 and 1997, respectively.

19.  Income Taxes

     Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax liability. In 1999, NCB anticipates that it will declare a patronage dividend for 1998 of approximately $12,521,000. The anticipated cash portion of the 1998 patronage dividend is included in patronage dividends payable at December 31, 1998. The anticipated stock portion of the patronage dividend of 1998 earnings to be distributed has been added to allocated retained earnings at December 31, 1998. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

     The provision for income taxes consists of the following:

                                      Years Ended December 31,

                                1998        1997         1996
Current tax expense
     Federal                $1,189,112   $1,270,100   $674,728
     State and local           186,911      143,504    148,054

Total current                1,376,023    1,413,604    822,782
Deferred tax expense
 (benefit)
     Federal                   (42,262)     (38,106)   (25,868)
     State and local           119,404         -          -

     Total deferred             77,142      (38,106)   (25,868)

Total provision             $1,453,165   $1,375,498   $796,914

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                        Years Ended December 31,


                                1998         1997          1996

Statutory U.S. tax rate     $5,286,768   $ 5,884,348   $ 4,242,158
Patronage dividends         (4,257,134)   (4,754,097)   (3,567,430)
State and local taxes          186,911       143,504       148,054
Other                          236,620       101,743       (25,868)

Income tax provision        $1,453,165   $ 1,375,498   $   796,914

     Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 1998 and 1997:

                                           1998         1997

Deferred commitment fees                 $120,691     $ 133,609
Allowance for loan losses                 295,321       313,112
Other                                      30,875       146,925
Gross deferred tax assets                 446,887       593,646

Mortgage servicing rights                 (58,674)      (60,994)
Federal Home Loan Bank stock dividends    (85,698)      (65,175)
Other                                     (54,780)      (58,078)

Gross deferred tax liabilities           (199,152)     (184,247)

Net deferred tax asset                   $247,735     $ 409,399


20.  Income Available for Dividends on Stock

     Under existing long-term debt agreements, the aggregate amount of cash dividends on Class C or Class D Stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB's taxable income for such calendar year.

     Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C Stock at a rate greater than the statutory interest rate payable on the subordinated debt. Those rates for 1998, 1997, and 1996 are 5.93%, 5.73% and 5.38%, respectively.
Consequently, the amounts available for payment on the Class C Stock for 1998, 1997, and 1995 are $1,316,437, $1,255,125, and $1,170,235,
respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B Stock.

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

     NCB's exposure to credit loss in the event of nonperformance by the other parties to the commitments to extend credit and standby letters of credit written is represented by the contract or notional amounts of those instruments. NCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swap transactions, forward commitments, and financial futures contracts, the contract or notional amounts do not represent exposure to credit loss. Unless noted otherwise, NCB does not require collateral or other security to support off-balance sheet financial instruments.

     In the normal course of business, NCB makes loan commitments which are not reflected in the accompanying financial statements. The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NCB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include accounts receivable; inventory; property, plant and equipment; and residential and income-producing commercial properties.

     Standby letters of credit are conditional commitments by NCB to guarantee the payment performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The contract or notional amounts and the respective estimated fair value of NCB's commitments to extend credit and standby letter of credit at December 31, are as follows (dollars in thousands):

                                        Contract or          Estimated
                                        Notional Amounts     Fair Value

                                         1998      1997      1998    1997
Financial instruments whose
contract amounts represent
credit risk:
   Commitments to extend credit        $178,621  $414,905   $  961  $1,899
   Standby letters of credit           $126,814  $116,814   $1,567  $1,309

Derivative Financial Instruments Held or Issued for Purposes Other
Than Trading

     NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its exposure to fluctuations in interest rates. These instruments include interest rate swaps, financial future contracts, and forward commitments. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate risk.

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $4.2 million at December 31, 1998 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at December 31, are as follows: (dollars in thousands):

                               Contract or
                             Notional Amounts   Estimated Fair Value
                               1998      1997      1998     1997
Financial instruments whose
   notional or contract amounts
   exceed the amount of
   credit risk:

      Financial futures
      contracts             $180,700   $218,200  $ (512)    $(1,150)
      Interest rate swap
      agreements            $125,000   $123,000  $4,257     $ 3,144

     At December 31, 1998 and 1997, NCB had deferred losses of
$3,361,937 and $3,607,407, respectively, outstanding on financial futures contracts, which are included in loans held for sale.

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

     Interest-only receivables - The fair value of interest-only receivables is estimated by discounting the future cash flows using current market investor pass-through rates for similar securities.

     Deposit liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

     Short-term and other borrowings - The carrying amounts approximate fair value.

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

     Interest rate swap agreements - The fair value of interest rate swaps is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     Financial futures and forward contracts - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 1998 and 1997. The fair value of forward commitments is based on current market prices for similar contracts.

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

The estimated fair values of the Bank's financial instruments as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                       1998                        1997
Financial Assets:        Carrying Amount  Fair Value Carrying Amount  Fair Value

  Cash and cash
    equivalents             $ 66,563        $ 66,563   $ 21,689        $ 21,689
  Investments
    Available-for-sale        39,128          39,128     61,268          61,268
    Held-to-maturity           2,892           2,862      1,942           1,912
  Interest-only receivables   16,041          16,041      4,450           4,450
  Loans and lease financing  795,174         832,296    773,768         786,004

Financial Liabilities:
  Deposits                   123,420         121,313     83,826          83,281
  Short-term and other
    borrowings               220,652         220,652    243,121         243,121
  Long-term debt             231,193         238,274    204,793         207,079
  Subordinated debt          182,542         188,228    182,785         189,137

Off-Balance Sheet Financial
Instruments:

  Interest rate swap
    agreements                  -             4,257       -               3,144
  Financial futures and
    forward commitments         -              (512)      -              (1,150)
  Commitments to extend
    credit                      -               961       -               1,899
  Standby letters of credit     -             1,567       -               1,309


23.  SEGMENT REPORTING

     NCB reportable segments are stratgic business units that provide diverse products and services within the financial servicess industry. NCB has four reportable segments: commercial lending, real estate, NCB Saving Bank and other. The commercial lending segment porvides financial services to cooperative and member-owned businesses. The real estate lending segment originates, sells and services real estate loand=s nationally, with a concentration in New York City. NCB Saving Bank segments provides traditional banking services such aslending and deposit gathering to retail, corporate and commercial customers. "Other" consist of NCB's unallocated parent company income and expense, and net interest income from investments and corporatie debt after allocations to segments.

     The corporation evaluates segments performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. Overhead and support expenses are allocated to each operating segment based on number of employees, and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.

  The following is the segment reporting for the years ended
December 31, 1998, 1997 and 1996 (dollars in thousand):


   1998               Commercial Real Estate                       NCB
                        Lending   Lending     NCBSB     Other    Consolidated

Net interest income
 Interest income       $ 29,769 $ 27,676     $  8,814 $  4,928
 Allocated interest
   expense               21,942   18,883         -     (40,825)
 Interest expense          -        -           4,941   40,620
Net interest income       7,827    8,793        3,873    5,133    $ 25,626

Provisions for loan
  losses                     49     (141)         125      810         843

Non-interest income-
  external                3,912    9,480          781     (106)     14,067

Non-interest expense
 Direct expense           4,622    5,314        2,632   12,202      24,770
 Overhead and support       509      342          200   (1,051)       -
Total non-interest
  expense                 5,131    5,656        2,832   11,151      24,770

Income(loss) before
  taxes                $  6,559 $ 12,758     $  1,697 $ (6,934)   $ 14,080

Total average assets   $356,320 $330,512     $124,533 $105,458    $916,823

   1997

Net interest income
 Interest income       $ 27,989 $ 23,042     $  7,664 $ 10,092
 Allocated interest
   expense               20,494   15,833         -     (36,327)
 Interest expense          -        -           3,966   37,978
Net interest income       7,495    7,209        3,698    8,441   $ 26,843

Provision for loan
  losses                  1,525       43          154    1,782      3,504

Non-interest income-
  external                3,169    9,805        1,016      574     14,564

Non-interest expense
 Direct expense           3,268    2,876        2,439   15,482     24,065
 Overhead and support       509      452          450   (1,411)      -

Income (loss) before
  taxes                $  5,362 $ 13,643     $  1,671 $ (6,838)  $ 13,838

Total average assets   $348,984 $283,590     $ 97,729 $111,843   $842,164


   1996

Net interest income
 Interest income       $ 25,565 $ 17,191     $  7,530 $ 10,979
 Allocated interest
   expense               18,158   11,610         -     (29,768)
 Interest expense          -        -           4,109   31,190
Net interest income       7,407    5,581        3,421    9,557   $ 25,966

Provisions for loan
  losses                    448      165           50    1,287      1,950

Non-interest income-
  external                2,267    7,569          565      586     10,987
Non-interest expense
 Direct expense           3,113    2,629        2,771   14,494     23,007
 Overhead and support       528      405          650   (1,583)      -
Total non-interest
  expense                 3,641    3,034        3,421   12,911     23,007

Income (loss) before
  taxes                $  5,585 $  9,951     $    515 $ (4,055)  $ 11,996

Total average assets   $317,427 $225,158     $ 90,857 $100,548   $733,990

24.  New Accounting Standards

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "which requires that every derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability meaured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that an entity formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to members' equity as a component of other comprehensive income. The Statement could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of the statement on NCB's reported results of operations and financial position. NCB will adopt SFAS No. 133 on January 1, 2000.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                            PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of NCB and the positions held by each are as follows:
                                                     Year First   End of
                            Position                 Appointed    Term    Age
Alfred A. Plamann     Chairman of the Board of
                      Directors and Director           1995       2001     56
                      (Term as Chairman expires
                       April 1999)

Charles E. Snyder     President and Chief
                      Executive Officer                1983        -       45

James L. Burns, Jr.   Vice Chairman of the Board
                      Of Directors and Director        1997       1999     60

Joseph Cabral         Director                         1995       2001     50

Kirby J. Erickson     Director                         1998       2000     58

Eben Hopson, Jr.      Director                         1998       1999     52

Jackie Jenkins-Scott  Director                         1998       2000     49

Marilyn J. McQuaide   Director                         1997       1999     49

Michael J. Mercer     Director                         1998       2001     45

Alex N. Miller        Director                         1998       2001     56

Mary Ann Rothman      Director                         1993       1999     56

Anthony J. Scallon    Director                         1995        -       53

Sheila A. Smith       Director                         1995        -       53

Peter C. Young        Director                         1998       2000     53

Thomas K.Zaucha       Director                         1998       2000     54

                                                   Year First    End of
                         Position                  Appointed     Term     Age
Caroline Blakely    Managing Director, Chief
                    Marketing Officer
                    President, NCB Capital
                    Corporation
                    President and Director,
                    NCB 1, Inc.
                    President and Director,
                    NCB Insurance Brokers, Inc.      1992         -        44

Charles H. Hackman  Managing Director, Chief
                    Credit Officer
                    President,
                    NCB Financial Corporation
                    Vice President and Director,
                    NCB Savings Bank, FSB
                    Vice President and Director,
                    NCB Insurance Brokers, Inc.     1984         -         54

Mark W. Hiltz       Managing Director, Chief
                    Risk Officer                    1982         -         51

Richard L. Reed     Managing Director, Chief
                    Financial Officer
                    Treasurer, NCB Capital
                    Corporation
                    Vice President and Director,
                    NCB Savings Bank, FSB
                    Treasurer, NCB Retail
                    Finance Corporation            1985          -         40

Thomas C. Schoettle President, NCB Savings
                    Bank,FSB                       1998          -         43

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

               Joseph Cabral has been the President and Chairman of the Board of Chatsworth Products, Inc. since its inception in June 1991. He is past President of the California chapter of the ESOP Association. He is also Secretary/Treasurer and member of the ESOP Association and a member of the Executive Board of the ESOP Association State/Regional Council. Prior to June, 1991, he was associated with Arthur Andersen & Co.

               Kirby J. Erickson has been the Executive Vice President of Group Health Inc. (GHI)/HealthPartners, Inc. since 1992. He also had served in various capacities since 1965 at Aetna Health Plans, United Health Care, Inc., Fairview Community Hospitals and Fairview Southdale Hospital.

               Eben Hopson, Jr. has been Treasurer and Board Member of Arctic Slope Regional Corporation, Executive Director of Arctic Slope Native Association and Executive Director of Bristol Bay Borough.
         He was also a former Financial Director of the City of Barrow.

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

               Marilyn J. McQuaide has been Senior Vice President and Senior Operations Officer of Vermont National Bank since 1989. She also served on the Board of Northeast Cooperatives Association for seven years and as Vice President for five years.

               Michael J. Mercer has been the President of Georgia Credit Union Affiliates since 1985 and Vice Chairman of the Association of Credit Union League Executives since 1997. He was also one of the founders of the Credit Union Service Corporation and was its former Chairman.

               Alex N. Miller has been the President of G & M Management Corporation since 1974 and President and Chief Executive Officer of CAM Systems, Inc. since 1986. In 1996, he founded and now serves as the President of Share Credit Corporation which provides low cost share financing to limited equity housing cooperatives. He founded the Registered Cooperative Manager Program and serves on its Board of Governors. He also served as a member of the Board of Directors of the National Association of Housing Cooperatives for four consecutive years.

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

               Sheila A. Smith has been President of ARC Global Technologies, Inc. since 1979 and also a Director of ARC Europe, Ltd. in Scotland.

               Peter C. Young has been the Executive Director of Area Cooperative Educational Services for almost 26 years. Currently, he is a member of the Board of Trustees and the Finance Committee of CT Hospital Association/Workers Compensation Trust. He is also the Fiscal Agent (Treasurer) and was a member of the Governing Board of the American Association of Educational Service Agencies.


               Thomas K. Zaucha has been the President and Chief Executive Oficer of the National Grocers Association (NGA) since 1982. He served as President and Chief Executive Officer of the Grocers Fixtures & Equipment Company from 1978 to 1982 prior to its merger with NGA. He is also currently serving as a Board Member of NCB Retail Finance Corporation and Cooperative Development Foundation.

               Caroline E. Blakely is a Managing Director and Chief Marketing Officer of NCB. She was formerly a Corporate Vice President, Real Estate Division in 1994, a Senior Vice President from 1993 to 1994 and a Vice President from 1992 to 1993. Previously, she was a shareholder and attorney in Fields and Director, PC with a practice in corporate and real estate law from 1991 to 1992. She was also a shareholder and attorney with Golden Freda & Schraub, PC with a practice in corporate and real estate law from 1985 to 1991.

               Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, and President of NCB Financial Corporation since its inception in 1988.

               Mark W. Hiltz is a Managing Director and Chief Risk Officer of NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1997 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was
         Vice President of Loan Administration from 1983 to 1986 and
         General Auditor from 1982 to 1983.

               Richard L. Reed is a Managing Director and Chief Financial Officer of NCB. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.

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


               Non-Incumbent Nominees for Directorships

               Jim Edenso
               Robert Friedrich
               Kenneth L. Hartung
               Richard B. Levine
               Michael D. Ray
               Stuart M. Saft
               Calvin H. Simons

               Jim Edenso has been an Executive Vice President and Chief Financial Officer of Sealaska Corporation and Chairman of the Board of Directors of Sealaska Timber Corporation. He previously served as financial and management consultant and was President of Pacific Structural Systems, Inc. He also served as Special Assistant to the Governor of Alaska and Deputy Commissioner and Treasurer for the State of Alaska.

               Robert Friedrich has been President and Chief Financial Officer of Glen Oaks Village Owners, Inc. for more than four years.

               Kenneth L. Hartung has been a Vice President of FoodService Purchasing Cooperative, Inc. since 1993. He also serves as President of the Cooperative's Canadian subsidiary (FoodService Purchasing of Canada) since 1994. He is also a Board Member of National Cooperative Business Association and Bridgehaven, a non-profit mental health agency.

               Richard B. Levine has been a Senior Vice President of Salomon, Smith Barney, New York and past President of New York Mercantile Exchange. He is also the Treasurer of 565 Equities, Inc. for eight years and was a Member of the housing co-op board for nine years.

               Michael D. Ray has been a General Partner of Anderson-J.Ray Development. He is also a Board Member of Discovery Science Center and Chair and Co-founder of Art Spaces Irvine. He was previously a real estate loan officer for Citibank of New York.

               Stuart M. Saft has been Chairman, Council of New York Cooperatives and New York City Workforce Development Board Task Force. He is also currently a Vice Chair of the Board of Directors of Private Industry Council of New York City, Advisory Board Member of First American Title Insurance Company, Board Member and General Counsel of American Women's Economic Development Corporation, Member of the Board of Advisors for the Real Estate Investments and Asset Management Newsletter and Member of the New York State Attorney General's task force on the Martin Act and the Condominium Act.

               Calvin H. Simons has been the Chief Financial Officer of Santa Rosa Creek Commons, Inc. He was a Co-founder and past President and Treasurer of Santa Rosa Housing Cooperative.

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

         Only holders of NCB's Class B and Class C stock have voting rights, and they vote as one class under the terms of the weighted voting system adopted by NCB to comply with the Act. The NCB by-laws and voting policy provide that (1) each stockholder of record who is also a borrower from NCB (a "borrower-stockholder") is entitled to five votes, (2) each borrower-stockholder is entitled to additional votes, up to a total of 120, based on a formula measuring the proportion that such borrower-stockholder's patronage with NCB bears to the total patronage during a period of time fixed by the election rules, and (3) each stockholder who is not a borrower from NCB shall receive one vote, and non-borrower stockholders as a class shall receive at least 10% of the votes allocated.

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

         Committees of the Board

               The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, such as Executive, Loan and Business Development, Finance, Audit, Low Income Policy, and Strategic Planning and Nominating Committees, including an Ad Hoc Committee on Patronage and Capitalization.

               The Executive Committee is responsible for exercising all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interest of NCB. It also reviews and recommends CEO's annual compensation and benefit plans, authorizes contracts in excess of $100,000, recommends to the board rules and procedures governing the board, reviews and recommends policies or actions not within the authority of any other committee, serves as the appeal authority for loan turn-down, recommends to the board appointment of representatives to other boards where NCB is entitled to such representation and approves exceptions to policies not within the authority of another committee. The members of the committee are James L. Burns, Jr., Joseph Cabral, Jackie Jenkins-Scott, Marilyn
         J. McQuaide, Alfred A. Plamann(Chair), Mary Ann Rothman and Sheila A. Smith.

               The Loan and Business Development Committee is responsible for providing policy to management and for monitoring the lending, fee for service and business development efforts of NCB and its subsidiaries, consistent with the board's approved strategic plan. The members of the committee are James L. Burns, Jr., Eben Hopson, Jr., Jackie Jenkins-Scott, Alex N. Miller, Mary Ann Rothman,
         Sheila A. Smith(Chair) and Thomas K. Zaucha.

               The Finance Committee is responsible for monitoring NCB's financial planning, budgeting process, asset liability management and funding strategies. The members of the committee are Joseph Cabral(Chair), Kirby J. Erickson, Marilyn J. McQuaide, Michael J. Mercer, Alfred A. Plamann, Anthony J. Scallon and Peter C. Young.

               The Audit Committee is responsible for assisting the Board of Directors in fulfilling its statutory and fiduciary responsibilities for NCB and its subsidiaries and affiliate by overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB and its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the Committee are Joseph Cabral, Kirby J. Erickson, Marilyn J. McQuiade(Chair), Michael J. Mercer, Anthony J. Scallon and Peter
         C. Young.

               The Low Income Policy Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways NCB can increase low income lending. The members of the committee are James L. Burns, Jr., Eben Hopson, Jr., Jackie Jenkins-Scott(Chair), Alex N. Miller,
         Mary Ann Rothman, Sheila A. Smith and Thomas K. Zaucha.

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

               The Ad Hoc Committee on Patronage and Capitalization is responsible for the consideration of the following: 1) education and the dynamics of NCB as a cooperative, 2) exploring necessary modifications and policy refinements, and 3) describing what the capital structure of NCB should be in the future. The members of the committee are James L. Burns, Jr., Joseph Cabral, Jackie Jenkins-Scott, Michael J. Mercer, Alfred A. Plamann(Chair), Mary Ann Rothman and Sheila A. Smith.

                 ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF THE OFFICERS

     The following table sets forth the compensation during the last three fiscal years of NCB's Chief Executive Officer and its four other most highly compensated executive officers.
                                                                All Other
                                        Annual  Compensation  Compensation
(a)                           (b)       (c)         (d)        (e)
Name and
Principal Position             Year     Salary     Bonus

Charles E. Snyder              1998    $320,000    $155,000  $20,800
President & CEO                1997     310,013     103,250   20,440
                               1996     295,000      96,670   19,380

Caroline Blakely               1998     199,500      66,500   20,487
Managing Director, Chief       1997     203,678      59,500   20,440
Marketing Officer              1996     170,627      53,375   19,267

Charles H. Hackman             1998     196,450      66,115   20,800
Managing Director, Chief       1997     189,387      63,591   20,440
Credit Officer                 1996     182,664      63,591   19,380

Richard L. Reed                1998     157,500      52,500   20,340
Managing Director, Chief       1997     150,005      52,500   19,037
Financial Officer              1996     117,500      36,575   15,010

Mark Hiltz                     1998     150,800      50,750   19,488
Managing Director, Chief       1997     145,005      48,125   18,592
Risk Officer                   1996     137,505      45,719   15,520

 * The "All Other Compensation" reported for 1998 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

                     Retirement Plan  Matching 401(k)  Term Insurance
                      Contribution     Contribution       Premiums

Mr. Snyder               $9,600           $9,600           $1,600
Ms. Blakely               9,600            9,287            1,600
Mr. Hackman               9,600            9,600            1,600
Mr. Reed                  9,450            9,450            1,440
Mr. Hiltz                 9,048            9,048            1,392

                          COMPENSATION OF THE BOARD

           Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 1998 to $484.23 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $7,000,
         (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and
         (2) travel expenses.

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


         The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1998.

                        Class B Stock                Class C Stock

       Name and Addresses      No. of    Percent    No. of   Percent
       of Shareholders         Shares    of Class   Shares   of Class

       The Co-operative       30,500.00    3.31%   28,555.32   12.86%
        Central Bank
       75 Park Plaza
       Boston, MA 02116

       Greenbelt Homes, Inc.  14,424.28    1.56%   29,482.80   13.28%
       Hamilton Place
       Greenbelt, MD 20770

       Group Health, Inc (1)  12,111.75    1.31%   14,249.60    6.42%
       2829 Univ. Ave., S.E.
       Minneapolis, MN 55414

         (1) Included in the above are 3,353.79 shares and 2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan which is affiliated with GHI.

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

National Cooperative Bank                     Largest                 Interest
                                              Balance      Balance as Rate as
                                                 in             of       of
                                                1998         12/31/98 12/31/98
James L. Burns, Jr. Co-op Central Bank        7,500,000          0

Joseph Cabral       Chatsworth Products          111,600          0
                    Chatsworth Products          241,350          0
                    Chatsworth Products          477,089    349,089      8.54%
                    Chatsworth Products        3,440,417  2,710,270      8.54%

Kirby J. Erickson   Central Minnesota
                     Group Health              3,008,280  3,008,280      7.14%
                    Central Minnesota
                     Group Health              3,123,085  2,825,668      8.10%

Alex N. Miller      The Columns at
                      East Hill                  205,148    202,699      9.24%
                    1261 La Vista              2,175,000  2,159,599      8.38%
                    Belvedere Point, Inc.        316,828    312,251      9.81%
                    Tanglewood Garden Coop       864,859    855,202      9.69%


                                            Largest                   Interest
                                            Balance      Balance as   Rate as
                                               in            of          of
                                              1998       12/31/98     12/31/98

Alfred A. Plamann   Superior Warehouse      8,369,302    4,250,880      8.50%
                    Park/Shop-Andronico's   6,851,188            0
                    K. V. Mart              3,014,244    2,773,619    various
                    Mollie Stone Market     8,585,722    8,406,071      8.25%
                    Andronico's             4,526,268    3,721,746      8.75%
                    Certified Revolver      3,100,000    3,100,000    various
                    Certified Lease            98,608        39,443   lease
                    Green Frog Market         800,000       755,681   various
                    M&M Highland              316,500       310,121     9.26%
                    Major Market            2,739,257     2,063,153     9.00%
                    Yucaipa Trading           325,000       320,054     8.75%
                    Grocers Cap Revolver    1,000,000             0
                    Grocers Cap Program    18,322,075    17,638,600     6.19%

Mary Ann Rothman   110-118 Riverside
                    Tenants                 1,000,000             0

Peter C. Young     Area Coop Education
                    Services                 670,000              0
                   Area Coop Education
                    Services               1,135,310        430,920     8.75%
                   Area Coop Education
                    Services                  93,466         65,760     8.95%

Charles H. Hackman Watergate South                 0              0

Charles E. Snyder  National Cooperative
                    Business Association     100,990         68,512     lease
                   National Cooperative
                    Business Association     250,000              0

Nominees for Directorship                     Largest                  Interest
                                              Balance      Balance as  Rate as
                                                in             of         of
                                               1998         12/31/98   12/31/98

Jim Edenso         Sealaska Timber Corp.     6,389,603
                   Sealaska Corporation      1,074,580               0
                   Sealaska Corporation      4,766,667               0
                   Sealaska Corporation      3,500,000       3,500,000    6.53%
                   Sealaska Corporation      1,650,000       1,650,000    6.44%

Robert Friedrick   Glen Oaks Village        34,811,342      33,925,937    6.00%
                   Glen Oaks Village        13,769,109      13,634,264    6.88%

Kenneth L. Hartung KFC National
                   Purchasing                3,000,000      3,000,000     6.65%
                   4M,Inc/C&N Ent.             525,802        509,700     9.00%
                   KFC/Southgate                13,333          8,750     9.50%
                   KFC/Ecorse, Inc              13,778          9,042     9.50%
                   KFC/Lincoln Park             11,556          7,583     9.50%
                   KFC/River Rouge               8,888          5,833     9.50%
                   KFC/River Rouge               2,061            860    10.00%
                   KFC/Wyandotte                13,333          8,750     9.50%
                   KFC/Wyandotte                 2,061            861    10.00%
                   Best Mexican Foods,
                    Inc.                       294,323        262,240     8.30%
                   Quality Foods, Inc.         336,667        300,000     8.30%
                   Italian American Foods      170,833        125,000     8.30%
                   KFC/Cerritos                295,833        245,833     8.55%
                   Dinsmoor Mini Mart          716,667        669,898     8.25%
                   Easter Food                 323,750        291,667     8.88%
                   Carolina Bell               140,854        118,902     8.88%
                   Tollgate Foods, Inc.        253,571        210,714     8.63%
                   Siegel Food Services        399,695        335,976     8.05%
                   Ross Point KFC, Inc.        234,134        204,892    11.68%
                   Dev. Diversified Corp     1,288,889              0
                   Dev. Diversified Corp       576,842              0
                   Marvin L & Phyllis
                    White                    1,045,658              0
                   E.A.P. Management
                     Corp                      101,333         72,000     8.20%

Richard B.Levine   565 Equities, Inc.        2,985,918      2,982,203     7.53%

Calvin H. Simons   Santa Rosa Creek
                    Commons                    420,623        405,834     8.63%

NCB Savings Bank, FSB

Charles H. Hackman               Personal       93,371           0

         NCB has a $12.5 million committed line of credit facility and a $7.5 million bid line facility with The Co-operative Central Bank of which Mr. Burns is the President and Chief Executive Officer.

         NCB has two term loans outstanding to Chatsworth Products, Inc. of which Mr. Cabral is the President. The term loans were used for the purchase of machinery and equipment and were termed out after the initial draw periods.

         NCB has two outstanding commercial loans with Central Minnesota Group Health Plan, Inc. (CMGHP). Mr. Erickson is the Executive Vice President of Group Health, Inc. (GHI)/HealthPartners, Inc.
HealthPartners, Inc. is GHI's parent company and GHI is the sole corporate member of CMGHP. These loans were used to fund a new healthcare center and refinance an existing term loan.

         NCB has outstanding loans to Belvedere Point, Inc., 1261 La Vista, The Columns at East Hill and Tanglewood Garden Coop. of which Mr. Miller is the President of G & M Management Company. G & M provides management services for these cooperatives. The purposes of these loans were to refinance acquisition, for construction loan and for capital improvements. These loans, with the exception of 1261 La Vista, have been sold and are not reflected on NCB's books.

         NCB has loans outstanding to members of Certified Grocers of California (CERGRO) of which Mr. Plamann is the President and Chief Executive Officer. CERGRO provides guarantees for two K.V. Mart loans of which one has been sold and is not reflected on NCB's books.
In addition, NCB has entered into an agreement to purchase at par member loans held by Grocers Capital Company.

         NCB has a line of credit and a real estate loan outstanding to 110-118 Riverside Tenants Cooperative of which Ms. Rothman is a member. The line of credit is used to fund capital improvements while the real estate loan is to refinance existing mortgage. This loan has been sold and is not reflected on NCB's books.

              NCB has two commercial loans outstanding with Area Cooperative Educational Services of which Peter C. Young is the Executive Director.
The first loan consolidated an existing line of credit and first deed of trust while the second loan is a term facility to finance the reproofing of the Educational Center for the Arts Building. Also available is a $1.5 million line of credit for working capital needs.

              NCB has a line of credit outstanding to Watergate South, Inc. of which Mr. Hackman, an officer of NCB, is the President of the Board. The purpose of the line of credit is for capital improvements to the property.

              NCB has lease financing to National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, is a Board Member. The lease financing is for computer hardware and software purchased. Also available is a $.5 million working capital line of credit.

         Board nominee Jim Edenso is the Executive Vice President and Chief Financial Officer of Sealaska Corporation. NCB has two participations through the Bank of America National Trust and Savings Association outstanding to Sealaska Corporation. The purpose of the facilities was to refinance outstanding obligations and to provide working capital.

         Board nominee Robert Friedrick is the President and Chief Financial Officer of Glen Oaks Village Owners, Inc. NCB has two mortgage loans to Glen Oaks Village Owners which were used to finance closing costs, fund reserves and refinance existing mortgages. These loans have been sold and are not reflected on NCB's books.

         Board nominee Kenneth L. Hartung is a Vice President of FoodService Purchasing Cooperative(FSPC). NCB has a line of credit to KFC National Purchasing Cooperative, Inc. d/b/a FoodService Purchasing Cooperative which is available for working capital purposes. NCB also had started a member finance program whereby NCB provides financing to KFC and Taco Bell retail members for store renovation, purchase of new stores and the purchase of equipment and inventory. FSPC provided guarantees for these member loans. The remaining loans listed with respect to Mr. Hartung were made under this program.

         Board nominee Richard B. Levine is the Treasurer of 565
Equities, Inc. NCB has an outstanding real estate loan to 565
Equities to refinance existing mortgage and fund reserves. This loan has been sold and is not reflected on NCB's books.

         Board nominee Calvin H. Simons is the Chief Financial Officer of Santa Rosa Creek Commons, Inc. NCB has an outstanding loans with Santa Rosa Creek Commons to fund the purchase and construction of 24 units of housing.

         In its normal course of business, NCB Savings Bank makes loans to employees at competitive market rates. NCB Savings Bank has issued a home mortgage to Charles Hackman which was fully paid off at the end of the year.

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

Financial Statements as of December 31, 1996, 1997, and 1998.
   Page #

       38 Report of Independent Public Accountants

       39 Independent  Auditors' Report

       40 Consolidated Balance Sheets

         Consolidated Statements of Income

         Consolidated Statements of Comprehensive Income

       43 Consolidated Statements of Changes in Members' Equity

    44-45 Consolidated Statements of Cash Flows

    47-76 Notes to the Consolidated Financial Statements

   (a)(2) Not applicable

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

(a)(3) The following exhibits are filed as a part of this report.

  Exhibit No.

         (a) 3.1 National Consumer Cooperative Bank Act, as amended through 1981.

         (c)  3.2  1989 Amendment to National Consumer
                   Cooperative Bank Act.

         (d)  3.3  Bylaws of NCB

         (f) 4.1 Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2.

         (g) 4.2 Form of Assumption Agreements and Amended and Restated Senior Note Agreements

         (g)  4.3  Schedule Concerning Senior Note Agreements

         (k)  4.4  Financing Agreement with U.S. Treasury

         (l)  4.5  Note Purchase Agreement with Lutheran Brotherhood et al.

         (m) 4.6 Master Shelf Agreement with Prudential Insurance Co. of America et al.

         (n)  4.7  Senior Note Agreement (Dec. 1995)

         (r) 4.8 First Amendment Agreement to Master Shelf Agreement with Prudential Insurance Co. of America

         (r) 4.9 First Amendment Agreements to the Assumption Agreement and Amended and Restated Note Purchase Agreements

         (r) 4.10 First Amendment Agreements to the Note Purchase Agreements with Lutheran Brotherhood et al.

         (o)  4.11 Form of Indenture for Debt Securities

         (p)  4.12 Form of Fixed Rate Medium Term Note

         (q)  4.13 Form of Floating Rate Medium Term Note

        *(t) 10.1 Chief Executive Officer Incentive Plan

         (u) 10.2   Term Loan Agreement with Credit Suisse First Boston

        *(h) 10.3 Deferred Compensation Agreement with Charles E. Snyder

        *(e) 10.4 Severance Agreement with Charles E. Snyder

         (s) 10.5 Third Amended and Restated Loan Agreement with Fleet Bank as Agent


        *(a) 10.6 Insurance Plan for NCB Executive Officers

         (b) 10.7 Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Development Corporation)

         (s) 10.8 Master Shelf Agreement with Prudential
                  Insurance Co. of America et al. (June 1997)

         (u) 10.11 Fleet Loan Agreement

         (d) 10.12 Lease on Headquarters of  NCB

        *(t) 10.13 NCB Executive Long-Term Incentive Plan


        *(f)   10.14    Employment Agreement with Marlon W. Pickles

         (v)  10.15     First Amendment to Third Amended and Restated Loan
                        Loan Agreement with Fleet Bank as Agent

         (w)  10.16     Amendment to Fleet Loan Agreement

         (x)  10.17     Term Loan Agreement with Comerica Bank

         (h)  10.18     Term Loan Agreement with Credit Suisse ( Feb. 1997)

         (x)  10.19     Term Loan Agreement with Funding Corporation
                        and Credit Suisse First Boston (November 1998)

         (i)  10.20     Term Loan Agreement with Credit Suisse (Sept. 1995)

              10.21    (No Exhibit)

              10.22    (No Exhibit)

         (i)  10.23     Term Loan Agreement with Comerica Bank (Dec. 1995)

              10.24    (No Exhibit)

         (j)  10.25     Term Loan Agreement with PNC Bank (Aug 1996)

       *(x)   10.26     Incentive Plan for NCB Executive Officers

             10.27    (No Exhibit)

       (r)   10.28     Amendment No. 1 to Term Loan Agreement with
                       Credit Suisse (Feb. 1995)

        (r)  10.29     Amendment No. 1 to Term Loan Agreement with
                       Credit Suisse (Sept. 1995)

        (r)  10.30     Amendment to Term Loan Agreement with
                       Comerica Bank (Dec. 1995)

        (i)  22.1      List of Subsidiaries and Affiliates of the NCB

        (x)  23.1      Consent of Arthur Andersen LLP

        (i)  25.1      Power of Attorney by Joseph Cabral

        (x)  25.2      Power of Attorney by Alex N. Miller

        (t)  25.3      Power of Attorney by Kirby J. Erickson

        (e)  25.4      (No Exhibit)

        (t)  25.5 Power of Attorney by Jackie Jenkins-Scott

        (r)  25.6 Power of Attorney by James L. Burns, Jr.

        (g)  25.7 Power of Attorney by Mary Ann Rothman

        (t)  25.8 Power of Attorney by Michael J. Mercer

        (t)  25.9 Power of Attorney by Peter C. Young

        (t)  25.10     Power of Attorney by Thomas K.Zaucha

        (i)  25.11     Power of Attorney by Alfred A. Plamann

        (i)  25.12     Power of Attorney by Anthony J. Scallon

        (i)  25.13     Power of Attorney by Sheila A. Smith

        (x)  25.14     Power of Attorney by Eben Hopson, Jr.

        (r)  25.15     Power of Attorney by Marilyn J. McQuaide

        (x)  27   Financial Data Schedule

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

          (d) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No.
           33-42403 (filed September 6, 1991).

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

          (k) Incorporated by reference to Exhibit 10.16 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

          (l) Incorporated by reference to Exhibit 10.13 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

          (m) Incorporated by reference to Exhibit 10.15 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

          (n) Incorporated by reference to Exhibit 10.22 filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

         (o) Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

          (p) Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003( Filed January 21, 1997).

          (q) Incorporated by reference to Exhibit 4 to the registrant's report on Form 8-K filed February 11, 1997 (File No. 2-99779).

          (r) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1996 (File No. 2-99779).

          (s) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997 (File No. 2-99779).

          (t) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

          (u) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (File No. 2-99779).

          (v) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998 (File No. 2-99779).

          (w) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended September 30,1998
           (File No. 2-99779).

          (x) Filed herewith

         (b) The Registrant did not file any report on Form 8-K during the last quarter of 1998.

                           SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

               NATIONAL CONSUMER COOPERATIVE BANK

         DATE: March 30, 1999 BY/s/Charles E. Snyder
                                       Charles E. Snyder
                                  President and Chief Executive
Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature                      Title                       Date
*/s/Alfred A. Plamann          Chairman of the Board and   3/31/99
Alfred A. Plamann              Director

/s/Richard L. Reed             Managing Director,          3/31/99
Richard L. Reed                (Principal Financial Officer)

/s/Marietta J. Orcino          Vice President, Tax &       3/31/99
Marietta J. Orcino             Regulatory Compliance

/s/Patricia A. Ferrick         Vice President (Principal   3/31/99
Patricia A. Ferrick            Accounting Officer)

*/s/James L. Burns, Jr.        Director                    3/31/99
James L. Burns, Jr.

*/s/Joseph  Cabral             Director                    3/31/99
Joseph Cabral

*/s/Kirby J. Erickson          Director                    3/31/99
Kirby J. Erickson

*/s/Eben Hopson, Jr.           Director                    3/31/99
Eben Hopson, Jr.

*/s/Jackie Jenkins-Scott       Director                   3/31/99
Jackie Jenkins-Scott

Signature                      Title                        Date

*/s/Marilyn J. McQuiade        Director                    3/31/99
Marilyn J. McQuiade

*/s/Michael J. Mercer          Director                    3/31/99
Michael J. Mercer

*/s/Alex N. Miller             Director                    3/31/99
Alex N. Miller

*/s/Mary Ann Rothman           Director                    3/31/99
Mary Ann Rothman

*/s/Anthony J. Scallon         Director                    3/31/99
Anthony J. Scallon

*/s/Sheila A. Smith            Director                    3/31/99
Sheila A. Smith

*/s/Peter C. Young             Director                    3/31/99
Peter C. Young

*/s/Thomas K. Zaucha           Director
Thomas K. Zaucha




* By /s/Richard L. Reed
  Richard L. Reed
  (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
 PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 1998 annual meeting. The registrant has not yet distributed the 1998 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.


                         INDEX TO EXHIBITS

Exhibit No.        Description

10.17    Term Loan Agreement with Comerica Bank

10.19    Term Loan Agreement with Greenwich Funding
              Corporation and Credit Suisse  First Boston

10.26    Incentive Plan for NCB Executive Officers

23.1     Consent of Arthur Andersen LLP

25.2     Power of Attorney by Alex N. Miller

25.14    Power of Attorney by Eben Hopson, Jr.

27       Financial Data Schedule


          Supplemental Information

       Registrant's 1999 Election Materials