Form 10-Q
period 1999-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1999-05-14
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999 Commission file number 2-99779

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Outstanding at March 31, 1999

     Class C                                      221,996
(Common stock, $100.00 par value)

     Class B                                      922,096
(Common stock, $100.00 par value)

     Class D                                            3
(Common stock, $100.00 par value)


               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank)
                        and Subsidiaries

                             INDEX

PART I  FINANCIAL INFORMATION
                                                         Page No.

Item 1    Consolidated balance sheets - March 31,
          1999 and December 31, 1998 ............           3

          Consolidated statements of income - for
          the three months ended March 31, 1999
          and 1998...............................           4

          Consolidated statements of comprehensive
          income - for the three months ended
          March 31, 1999 and 1998.................          5

          Consolidated statements of cash flows -
          for the three months ended
          March 31, 1999 and 1998.................          6-7

          Condensed notes to the consolidated
          financial statements - March 31,
          1999....................................          8-13

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three  months
          ended March 31, 1999 and 1998...........          14-21

Item 3    Quantitative and qualitative disclosures
          about market risk.......................          22


                    PART II OTHER INFORMATION

Item 4    Submission of Matters to a Vote of
          Security Holders....................              23

Item 6    Exhibits ...........................              24

          Exhibit 27 - Financial Data Schedule


                    National Cooperative Bank
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1999 and December 31, 1998
                           (Unaudited)

                                       March 31,    December 31,
Assets                                   1999           1998
Cash and cash equivalents          $   36,390,092   $ 66,563,160
Restricted cash                         5,690,096     13,202,725
Investment securities
  Available-for-sale                   37,925,985     39,127,948
  Held-to-maturity                      2,726,716      2,892,312

Loans held for sale                   247,700,118    184,000,331

Loans and lease financing             722,077,140    611,174,140
 Less: Allowance for loan losses      (17,864,467)   (17,426,450)
 Net loans and lease financing        704,212,673    593,747,690

Other assets                           34,037,606     33,881,044

  Total assets                     $1,068,683,286   $933,415,210

Liabilities and Member's Equity
Liabilities
Deposits                           $  126,988,604   $123,419,544
Patronage dividends payable
 in cash                                5,978,411      5,275,325
Other liabilities                      14,337,889     29,872,655
Borrowings
  Short-term                          386,194,436    220,652,186
  Long-term                           211,238,121    231,193,174
                                      597,432,557    451,845,360

  Subordinated debt                   182,687,065    182,706,417

  Total borrowings                    780,119,622    634,551,777

  Total liabilities                   927,424,526    793,119,301

Members' equity
Common stock
  Class B                              92,209,648     92,209,648
  Class C                              22,199,604     22,199,604
  Class D                                     300            300
Retained earnings
  Allocated                             7,978,268      7,245,656
  Unallocated                          17,643,878     17,097,102
Accumulated other comprehensive
  income                                1,227,062      1,543,599

   Total members' equity              141,258,760    140,295,909

   Total liabilities and
    members' equity                $1,068,683,286   $933,415,210



                    National Cooperative Bank
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

For the three months ended March 31,       1999            1998

Interest income
  Loans and lease financing             $17,013,818    $15,861,896
  Investments securities                  1,488,772      1,514,742

   Total interest income                 18,502,590     17,376,638

Interest expense
  Deposits                                1,450,724        991,322
  Short-term borrowings                   3,583,426      3,121,688
  Long-term debt, other borrowings
   and subordinated debt                  5,829,905      6,410,586

   Total interest expense                10,864,055     10,523,596

   Net interest income                    7,638,535      6,853,042

Provision for loan losses                   417,500        352,879

   Net interest income after
    provision for loan losses             7,221,035      6,500,163

Non-interest income
  Gain on sale of loans                      64,470      3,630,122
  Loan and deposit servicing fees           720,595        613,965
  Other                                     856,162      1,279,344

   Total non-interest income              1,641,227      5,523,431

Non-interest expense
  Compensation and employee benefits      3,613,886      3,819,023
  Contractual services                    1,067,046        916,980
  Occupancy and equipment                 1,049,780        949,031
  Contribution to NCB
   Development Corporation                   50,000         -
  Other                                     606,380        537,091

   Total non-interest expense             6,387,092      6,222,125

Net income before income taxes            2,475,170      5,801,469

Provision for income taxes                  324,414        292,533

  Net income                            $ 2,150,756    $ 5,508,936

Distribution of net income
  Patronage dividends                   $ 2,150,756    $ 5,508,936
  Retained earnings                          -              -
                                        $ 2,150,756    $ 5,508,936



                    NATIONAL COOPERATIVE BANK
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Unaudited)


For the three months ended March 31,          1999        1998


Net income                                 $2,150,756  $5,508,936
Other comprehensive income, net of tax:
  Net unrealized holding
   (losses) gain before tax                  (316,537)    228,157

Comprehensive income                       $1,834,219  $5,737,093




                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

For the three months ended March 31,                    1999           1998

Cash flows from operating activities
Net income                                        $   2,150,756  $   5,508,936
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Provision for loan losses                             417,500        352,879
  Depreciation and amortization                       1,461,790      1,142,583
  Gain on sale of loans                                 (64,470)    (3,630,122)
  Loans originated for sale                         (70,837,217)  (161,136,167)
  Proceeds from sale of loans held for sale           7,201,898    183,960,431
  (Increase) decrease in other assets                (1,342,583)    (1,840,592)
  (Decrease) increase in other liabilities          (15,534,766)       116,812

Net cash provided by (used in) operating
 activities                                         (76,547,092)    24,474,760

Cash flows from investing activities
  Redemption of restricted cash                       7,512,629      1,003,495
   Purchase of investment securities
   Available-for-sale                                (1,000,000)        -
  Proceeds from maturities of investments
   securities
   Available-for-sale                                 1,337,832      1,920,357
   Held-to-maturity                                     165,596         -
  Net increases in loans and lease financing       (117,955,242)   (14,882,227)
  Proceeds from sale of portfolio loans                  -           8,156,399

Net cash used in investing activities              (102,737,287)    (3,801,976)

Cash flows from financing activities
  Net increase in deposits                            3,569,061      6,716,856
  Net increase (decrease) in short-term
   borrowings                                       165,542,250    (47,456,223)
  Proceeds from issuance of long-term debt               -          34,800,000
  Repayment on long term debt                       (20,000,000)    (8,000,000)

  Net cash provided by (used in) financing
   activities                                       149,111,311    (13,939,367)

(Decrease) increase in cash and cash equivalents    (30,173,068)     6,733,417

Cash and cash equivalents, beginning of year         66,563,160     21,689,245

Cash and cash equivalents, end of period          $  36,390,092  $  28,422,662



                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


Supplemental schedule of investing and financing activities:

For the three months ended March 31,         1999         1998

Unrealized (loss) gain on investment
   available-for-sale                    $ (316,537)  $   228,157

Interest paid                            $9,772,836    $8,389,843

Income taxes paid                        $    1,494    $  300,000



                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                         March 31, 1999
                           (Unaudited)

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

1.  Cash, Cash Equivalents and Investment Securities

  As   of   March  31,  1999,  NCB's  portfolios  of   investment
securities, cash and cash equivalents had an average adjusted maturity of 1,358 days with interest rates in those portfolios varying from 5.38% to 9.40%.

                         Cash and      Investments Investments
  Cash                  Available-       Held-to-
                        Equivalents     for-Sale     Maturity

  Cash                  $10,008,919    $    -      $   -
  Federal funds           1,578,298         -          -
  Money market
   securities            24,802,875        703,816     -
  Private debt
   security                  -              -         784,404
  Mutual funds               -           1,513,489     -
  Mortgage-backed
    securities               -               4,808  1,942,312
  Corporate bonds            -           6,657,845     -
  U.S. Treasury and Agency
   obligations               -           4,455,621     -
  Interest-only
   receivables               -          24,590,406     -

                        $36,390,092    $37,925,985 $2,726,716


     At March 31, 1999, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $5,690,096 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993, the remaining balance of which totalled $46,811,226
and $49,354,025,  respectively.  The  restricted  cash  will   become
available  to  NCB  I,  Inc.  as the  principal  balance  of  the
respective   loans  decreases.  The  loans  sold  have   original
maturities  of ten to fifteen years. In January 1999,  $7,512,630 of the restricted cash account was replaced by a letter of credit.

   Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

  Loans and leases outstanding by category at March 31, 1999 were:

     Commercial loans                   $399,943,196
     Lease financing                      50,878,549
     Real estate loans
       Residential                       511,697,834
       Commercial                          7,257,679

                                        $969,777,258

  At March 31, 1999 and December 31, 1998 loans held for resale were $247.7 million and $184.0 million, respectively.

3.    Impaired Assets

  Impaired loans, representing the nonaccrual loans at March 31, 1999 and Decemeber 31, 1998, totalled $2,371,213 and $2,384,691, respectively and averaged $2,367,000 and $3,097,000 during the respective periods ending on these dates. Specific allowances of $533,000 and $557,267 were established at March 31, 1999 and December 31, 1998, respectively. During 1999 and 1998, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

  At   March  31,  1999 and December 31, 1998,  there  were  no
commitments  to   lend additional funds to borrowers whose loans
are impaired.

  At March 31, 1999 and December 31, 1998, NCB had real estate acquired through foreclosure of $3,355,044 and $4,342,739, respectively, which is classified as other assets.

4.    Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 1999:

  Balance at January 1, 1999           $17,426,450
  Provision for loan losses                417,500
  Charge-offs                                 -
  Recoveries of loans previously
    charged-off                             20,517

  Balance at March 31, 1999            $17,864,467

  The allowance for loan losses as a percentage of average loans and lease financing at March 31, 1999 was 2.1%.

5.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity for the three months ended March 31 1999:

                               Retained    Retained                 Total
                      Common   Earnings    Earnings     Unrealized Members'
                      Stock    Allocated   Unallocated   Gain(Loss) Equity

Balance, December 31, 1998

                $114,409,552 $ 7,245,656 $17,097,102  $1,543,599 $140,295,909
Net income            -           -        2,150,756       -        2,150,756
1999 patronage
 dividends to be
 distributed in
 cash                 -           -         (871,368)      -         (871,368)
Retained in form of
 equity               -          732,612    (732,612)      -             -
Unrealized loss on investment
  securities available-for-
  sale                -           -           -         (316,537)    (316,537)

Balance, March 31, 1999
                $114,409,552 $ 7,978,268 $17,643,878  $1,227,062 $141,258,760


6. SEGMENT REPORTING

   NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has four reportable segments: commercial lending, real estate, NCB Savings Bank and other. The commercial lending segment provides financial services to cooperative and member-owned businesses. The real estate lending segment originates, sells and services real estate loans nationally, with a concentration in New York City. NCB Savings Bank segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. "Other" consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

   The corporation evaluates segment performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the most recent annual report. Overhead and support expenses are allocated to each operating segment based on number of employees, and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.


   The following is the segment reporting for the three months
March 31, 1999 and 1998 (dollars in thousands):

   1999              Commercial    Real Estate                          NCB
                      Lendng        Lending     NCBSB     Other     Consolidated

Net interest income
  Interest income      $  7,844    $  7,247   $  2,437  $    975
  Allocated interest
   expense                5,487       4,479       -       (9,996)
  Interest expense         -           -         1,454     9,410
Net interest income       2,357       2,768        983     1,531     $  7,639

Provision for loan
 losses                  (2,069)        193         43     2,251          418

Non-interest income-
 external                   609         205        251       576         1,641

Non-interest expense
 Direct expense           1,148       1,111        662     3,466         6,387

 Overhead and support       117          88         75      (280)         -

Total non-interest
 expense                  1,265       1,199        737      3,186        6,387

Income (loss) before
 taxes                 $  3,770    $  1,581  $     454   $ (3,330)    $  2,475

Total average assets   $385,674    $353,477  $ 131,822   $107,581     $978,554


      1998           Commercial     Real Estate                        NCB
                      Lending        Lending     NCBSB     Other   Consolidated

Net interest income
 Interest income      $  6,993     $  6,587   $  1,963   $  1,963
 Allocated interest
  expense                5,096        4,259       -        (9,355)
 Interest expense         -            -           992      9,531
Net interest income      1,897        2,328        971      1,657    $  6,853

Provision for loan
 losses                   (226)         294         35       250          353

Non-interest income-
 external                  876        4,148        163       339        5,523

Non-interest expense
 Direct expense            942        1,071        580     3,629        6,222
 Overhead and support      127           84         50      (521)        -
Total non-interest
 expense                 1,069        1,155        630     3,368        6,222

Income (loss) before
 taxes                $  1,927     $  5,027   $    469  $ (1,621)    $  5,801

Total average assets  $334,485     $309,586   $ 98,669  $127,061     $869,801


                    NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
       FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


SUMMARY

  NCB's net income for the three months ended March 31, 1999 was $2.2 million. This was a 61% or $3.3 million decrease compared with $5.5 million for the three months ended March 31, 1998. The variance resulted from a 70.3% or $3.9 million decrease in non-interest income which was partially offset by an increase in net interest income of 11.5% or $785.5 thousand.

  Total assets were $1.07 billion at March 31, 1999, up 14.5% or $135.3 million from $933.4 million at December 31, 1998. This resulted primarily from an increase in loans held for sale and loans and lease financing of $174.6 million partially offset by
a  decrease  in cash   and  cash  equivalents,  restricted  cash
and  investment securities of $39.1 million.

  The annualized return on average total assets was .88% for the first three months of 1999 compared with 2.53% for the same period
in 1998.   The  annualized return on average equity for  the  period
ended March 31, 1999 and 1998 was 6.11% and 16.44%, respectively.

NET INTEREST INCOME

  Net interest income for the first three months of 1999 increased 11.5% or $785.5 thousand over the same period a year ago. As shown on Table 1, the net interest spread decreased 4 basis points to 2.31% from 2.35% for the three months ended March 31, 1998 while net interest yield on interest earning assets was 3.21% and 3.29% for the three months ended March 31, 1999 and 1998, respectively. The yield on average loans and leases decreased 66 basis points while the yield on investment securities and cash equivalents went down 15 basis points. The decreases were all due to the current rate environment.

  For the three months ending March 31, 1999, interest income increased 6.5% or $1.1 million to $18.5 million from $17.4 million of the prior year's quarter. As shown on Table 2, an increase in average volume which was due to growth in real estate loans (most of which were held for sale) and in the commercial loan and lease portfolio, was partially offset by a drop in average yield.

  Interest expense increased $340.5 thousand to $10.9 million for the three months ended March 31, 1999 compared with $10.5 million for the three months ended March 31, 1998. The interest expense was up as a result of higher levels of notes payable and deposits. While interest expense was up due to the higher usage of notes payable required to fund loan volume, such increase was offset by lower interest rates on them. The average rate on interest-bearing liabilities decreased to 5.46% compared with 5.98% in the same period in 1998. As shown on Table 2, a $1.2 million increase in interest expense was volume related while a $.9 million decrease was due to interest rates.

NON-INTEREST INCOME

  Non-interest income for the three months ended March 31, 1999 of $1.6 million decreased 70.3% or $3.9 million from $5.5 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees,
management  fees  and  advisory and  debt  placement  fees.   The
majority of the decrease resulted from the timing of the sale of loans. Loans sold during the first quarter of 1999 were $7.1 million compared with $185.3 million in the year-earlier period. However, following the end of the quarter, NCB sold in April 1999 approximately $132 million of blanket mortgages.

   Servicing fee income for the quarter ended March 31, 1999 increased 17.4% or $106.6 thousand to $721 thousand compared with $614.0 thousand for the three months ended March 31, 1998 based on loans serviced for others of $1.7 billion and $1.5 billion at March 31, 1999 and 1998, respectively.

  Other  income  was  down  33.1% to $856.2  thousand  from  $1.3 million due to lower commercial and real estate loan fees received and amortization of excess yield for the quarter ending
March 31, 1999.

NON-INTEREST EXPENSE

  Non-interest expense for the three months ended March 31, 1999 increased 2.7% or $165 thousand to $6.4 million compared with $6.2 million for the three months ended March 31, 1998. Compensation and benefits, the largest component of non-interest expense, decreased 5.37% or $205 thousand due to a lower employee base and lower bonus accruals than in the year-earlier period. Contractual services, occupancy and equipment, and other expenses increased 13.3% or $320 thousand primarily due to equipment and technology costs, corporate and marketing development, placement and compensation survey fees.

  Excluding   the  voluntary  contributions  to  NCB  Development
Corporation, which were $50 thousand and zero during the first quarters of 1999 and 1998, respectively, non-interest expense as a percentage of average assets was 2.6% for the three months ended March 31, 1999 compared with 2.9% for the same period a year ago.


Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
                                 Three Months Ended
March 31,
                                   1999                     1998
Assets                      Avg.  Income/  Yields/   Avg.   Income/  Yields
                          Balance Expenses Rates   Balance  Expense  Rates
Interest earning assets
 Real estate loans      $458,737  $ 8,705  7.59%  $390,976  $ 8,087  8.27%
 Commercial loans
  and leases             391,192    8,309  8.50%   341,225    7,775  9.11%

 Total loans and
  leases                 849,929   17,014  8.01%   732,201   15,862  8.67%

 Investment securities
  and cash equivalents   103,106    1,489  5.78%    102,101   1,515  5.93%

 Total interest
  earning assets         953,035    18,503 7.77%    834,382  17,377  8.33%

Allowance for loan
 losses                  (17,719)                   (17,837)

Non-interest earning assets
 Cash                     10,528                     3,654
 Other assets             32,710                    49,602

 Total non-interest
  earning assets          43,238                    53,256

 Total assets           $978,554                  $869,801

LIABILITIES AND  MEMBER'S EQUITY
Interest bearing liabilities
 Subordinated debt      $182,641  $ 2,588   5.67% $182,542  $ 2,680   5.87%
 Notes payable           486,578    6,825   5.61%  430,261    6,583   6.37%
 Deposits                126,018    1,451   4.61%   91,012      991   4.36%

 Total interest
  bearing liabilities    795,237   10,864   5.46%  703,815   10,524   5.98%

Other liabilities         42,443                    31,944
Members' equity          140,874                   134,042

 Total liabilities and
  members' equity       $978,554                  $869,801

Net interest earning
 assets                 $157,798                  $130,567
                                  $ 7,639
Net interest revenues
 and spread                                  2.31%         $  6,853  2.35%

Net yield on interest
 earning assets                              3.21%                   3.29%

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the three months ended March 31, 1999 was $324 thousand compared with the prior year's provision of $293 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities totalling $77.0 million at March 31, 1999 decreased $31.5 million or 29.1% from $108.6 million at year-end 1998 due mostly to the funding of loans and lease financing. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.9% at March 31, 1999 from 13.5% at December 31, 1998.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at March 31, 1999 increased 2.5% to $17.9 million from $17.4 million at December 31, 1998. The allowance during the period was impacted by recoveries of loans previously charged-off of $20.5 thousand and the provision of $417.5 thousand. Overall, loan portfolio quality remained both strong and stable at the end of the first quarters of 1999 and 1998. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding remained at .2% for the quarters ended March 31, 1999 and 1998.

 The loan loss allowance as a percentage of average loans and leases decreased to 2.1% at March 31, 1999 from 2.2% at December 31, 1998. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 14.9% from $6.7 million at December 31, 1998 to $5.7 million at March 31, 1999. Impaired assets as a percentage of loans and leases outstanding plus real estate owned decreased to .6% at March 31, 1999 compared with .8% at year-end 1998. The allowance for loan losses as a percentage of impaired assets increased to 312% at March 31, 1999 from 259% at December 31, 1998.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 1999 compared to 1998

                               Increase (decrease) due to  change in:

                                    Average    Average
                                    Volume*    Yield    Net**

 Interest Income

 Cash equivalents and
  investment securities             $   14     $   (40)   $   (26)
 Commercial loans and leases         1,086        (552)       534
 Real estate loans                   1,323        (705)       618

  Total interest income              2,423      (1,297)     1,126

 Interest expense

 Deposits                              400          59        459
 Notes payable                         841        (868)       (27)
 Subordinated debt                       1         (93)       (92)

  Total interest expense             1,242        (902)       340

 Net interest income                $1,181      $ (395)    $  786

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

INTEREST BEARING LIABILITIES

Interest Bearing liabilites
(dollars in thousands)
                           3/31/99       12/31/98        % Change

Deposits                   $126,989     $123,420          2.9%
Short-term debt             386,194      220,652         75.0%
Long-term debt              211,238      231,193         (8.6%)
Subordinated debt           182,687      182,706          0.0%

 Total                     $907,108     $757,971         19.7%

 Interest bearing liabilities increased $149.1 million to  $907.1 million  at  March 31, 1999 from $758.0 million at  December  31,
1998.

 For the first three months of 1999, deposits at NCB Saving Bank, FSB(NCBSB) grew 2.9% to $127.0 million compared with $123.4 million at December 31, 1998. The growth was attributable to local and national deposit accounts and deposits from cooperative customers. Average maturity of the certificates of deposits is
15.2 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

 At March 31, 1999, total short-term and long-term borrowings (including subordinated debt) increased 22.9% or $145.5 million to $780.1 million in comparison to prior year-end 1998 of $634.6 million. Proceeds from the borrowings were used to fund growth in loans and leases. At March 31, 1999, NCBSB had advances of $17.0 million from the Federal Home Loan Bank and $369.2 million, net of discount, outstanding on its short-term facilities. Included in the short-term borrowings were revolving lines of credit of $207.5 million; commercial paper with a face value of $125.0 million and $38.0 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 8.6% from year-end 1998 due to a payment of $20.0 million under the long-term facilities. At March 31, 1999, there was unused capacity under the short-term and long-term facilities of approximately $32.0 million and $85.0 million, respectively.

 In  April  1999,   NCB received Board approval to  increase  the
size of several funding programs. The new maximum amounts under NCB's programs are as follows:

    Short term facilities to $500.0 million
    Commercial paper program to $250.0 million*
    Medium term note program to $300.0 million
    Long term facilities to $275.0 million

 * NCB maintains available committed capacity, under its short term facilities, in an amount not less than the outstanding commercial paper balance.

TABLE 3
Impaired assets
(dollars in thousands)

                  March  31, Dec. 31,  Sept. 30, June  30,  March 31,
                     1999      1998      1998      1998     1998

Real estate owned   $3,355    $4,343    $4,155    $4,272   $ 5,068

Non-accruing         2,371     2,385       819     3,445     5,738

                    $5,726    $6,728    $4,974    $7,717   $10,806

YEAR 2000

     A significant challenge facing NCB, its subsidiaries and affiliate as well as all companies, is the readiness of its computer systems for the next millennium. NCB is dependent upon its internal computer systems and has external interdependencies with other financial institutions and customers.

     NCB has surveyed all mission critical internal software and systems (See Table (A)) and has determined a remediation strategy. Table (B) reflects the phase completion with respect to all mission critical systems. NCB expects all testing to be completed by May 31, 1999.


     With respect to "non-information technology items", NCB has surveyed the vendors/providers with the results shown in Table
(C).

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

     NCB has substantially completed all core systems testing. Test results to date have indicated the systems to be Year 2000 ready. Management completed and the Board approved a business continuity plan in April 1999 which will be tested prior to October 1, 1999 and updated as the year progreaaes.

Table (A)
Total Mission Critical Systems (MCS)       55

                 Number of MCS to be:

                 Repaired                   4
                 Replaced                   1
                 Retired                    0
                 Vendor Upgraded           50
                 Tested Only                0
                 Outsourced                 0


Table (B)
Phase Completion Status As of March 31, 1999:

  Phase     Percent Complete  Estimate or Actual   #of MCS in Phase

Awareness          100.0%                A               55
Assessment         100.0%                A               55
Renovation         100.0%                A               55
Validation          98.2%                A               54
Implementation      98.2%                A               54

Table (C)
Non-Information Technology Items (Infrastructure Items)

                           Compliant (Y=Yes)

Kastle System                   Y
Montgomery Kone(HVAC)           Y
TRANE(Elevators)                Y
Willtel(Phone)                  Y
PEPCO                           Y
Sungard Business Recovery       Y



ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET RISK

  No material changes is NCB's market risk profile occurred from December 31, 1998 to March 31, 1999.
Part II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

 NCB  held  its  annual meeting on April 22, 1999.   Shareholders
elected the following persons to serve as directors:

 James L. Burns, Jr.(re-elected)
 Eben Hopson, Jr.(re-elected)
 Marilyn J. McQuiade (re-elected)
 Stuart M. Saft

 The following directors continued in office after this meeting:

 Joseph Cabral
 Kirby J. Erickson
 Jackie Jenkins-Scott
 Michael J. Mercer
 Alex N. Miller
 Alfred A. Plamann
 Anthony J. Scallon
 Shiela A. Smith
 Peter C. Young
 Thomas K. Zaucha

Item 6. Exhibits

 (a)  The following exhibit is filed as part of this report:

        Exhibit 27 - Financial Data Schedule


                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


               NATIONAL CONSUMER COOPERATIVE BANK

Date:

                                  By:
                                     Richard L. Reed,
                                     Managing Director,
                                     Chief Financial Officer



                                  By:
                                     Marietta J. Orcino
                                     Vice President, Tax &
                                     Regulatory Compliance