Form 10-Q
period 1999-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1999-08-13
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999 Commission file number 2-
99779

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

                                   Outstanding at June 30, 1999

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

                             INDEX

PART I  FINANCIAL INFORMATION
Page No.

Item 1         Consolidated balance sheets - June 30,
          1999 and December 31, 1998 ............           4

          Consolidated statements of income - for
          the three and six months ended June 30, 1999
          and 1998...............................           5

          Consolidated statements of comprehensive
          income - for the six months ended
          June 30, 1999 and 1998.................           6

          Consolidated statements of cash flows -
          for the six months ended
          June 30, 1999 and 1998.................           7-8

          Condensed notes to the consolidated
          financial statements - June 30,
          1999....................................          9-16

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three and six months
          ended June 30, 1999 and 1998...........           17-28

Item 3    Quantitative and qualitative disclosures
          about market risk......................           28

                    PART II OTHER INFORMATION

Item 6    Exhibits .............................            28

          Exhibit 10-21 - Amendment No. 2 to Third Amended and
          Restated Loan Agreement with Fleet Bank as Agent

          Exhibit 10-22 - First Amendment to Term Loan Agreement with Greenwich Funding Corporation and Credit Suisse
          First Boston

          Exhibit 10-27 - Executive Long-Term Incentive Plan

          Exhibit 27 - Financial Data Schedule


                    NATIONAL COOPERATIVE BANK
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1999 and December 31, 1998
                               (Unaudited)

                                       June 30,    December 31,
Assets                                    1999         1998

Cash and cash equivalents          $   40,898,668 $ 66,563,160
Restricted cash                         5,690,096   13,202,725
Investment securities
  Available-for-sale                   32,994,837   39,127,948
  Held-to-maturity                      2,726,716    2,892,312

Loans held for sale                   200,556,806  184,000,331

Loans and lease financing             793,019,180  611,174,140
 Less: Allowance for loan losses      (18,457,847) (17,426,450)
 Net loans and lease financing        774,561,333  593,747,690

Other assets                           40,012,268   33,881,044

  Total assets                     $1,097,440,724 $933,415,210

Liabilities and Member's Equity
Liabilities
Deposits                           $  118,961,902 $123,419,544
Patronage dividends payable in
  cash                                  8,312,823    5,275,325
Other liabilities                      18,413,916   29,872,655
Borrowings
  Short-term                          367,053,527  220,652,186
  Long-term                           256,283,953  231,193,174
                                      623,337,480  451,845,360

  Subordinated debt                   182,667,320  182,706,417

  Total borrowings                    806,004,800  634,551,777

  Total liabilities                   951,693,441  793,119,301

Members' equity
Common stock
  Class B                              92,209,648   92,209,648
  Class C                              22,199,604   22,199,604
  Class D                                     300          300
Retained earnings
  Allocated                            10,625,930    7,245,656
  Unallocated                          17,851,157   17,097,102
Accumulated other comprehensive
  income                                2,860,644    1,543,599

   Total members' equity              145,747,283  140,295,909

   Total liabilities and members'
     equity                        $1,097,440,724 $933,415,210


                    NATIONAL COOPERATIVE BANK
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                   Six Months Ended      Three Months Ended
                                       June 30,              June 30,
                                   1999       1998       1999         1998
Interest income
  Loans and lease financing   $35,429,714 $32,257,380 $18,415,896 $16,395,484
  Investments securities        2,706,871   3,014,790   1,218,099   1,500,049

   Total interest income       38,136,585  35,272,170  19,633,995  17,895,533

Interest expense
  Deposits                     2,840,310   2,122,364   1,389,586    1,131,042
  Short-term borrowings        7,178,910   6,689,079   3,595,484    3,567,391
  Long-term debt, other
   borrowings and
   subordinated debt          13,319,661  13,170,918   7,489,756    6,760,332

   Total interest expense     23,338,881  21,982,361  12,474,826   11,458,765

   Net interest income        14,797,704  13,289,809   7,159,169    6,436,768

Provision for loan losses        835,036     782,881      417,536     430,002
   Net interest income after
    provision for loan losses 13,962,668  12,506,928    6,741,633   6,006,766

Non-interest income
  Gain on sale of loans        3,756,363   3,921,355    3,691,893     291,233
  Loan and deposit
   servicing fees              1,319,608   1,252,183      599,013     638,218
  Other                        2,577,823   2,403,555    1,721,661   1,124,211

   Total non-interest
    income                     7,653,794   7,577,093    6,012,567   2,053,662

Non-interest expense
  Compensation and
   employee benefits           7,478,528   7,840,291    3,864,642   4,021,268
  Contractual services         2,105,342   1,938,536    1,038,296   1,021,556
  Occupancy and equipment      2,281,927   2,133,897    1,232,147   1,184,866
  Contribution to NCB
   Development Corporation       200,000      -           150,000      -
  Other                        1,400,216   1,313,623      793,836     776,532
  Total non-interest
   expense                    13,466,013  13,226,347    7,078,921   7,004,222

Income before income
 taxes                         8,150,449   6,857,674    5,675,279   1,056,206

Provision for income taxes       727,596     669,874      403,182     377,341

Net income                   $ 7,422,853 $ 6,187,800  $ 5,272,097 $   678,865

Distribution of net income
  Patronage dividends        $ 7,422,853 $ 6,187,800  $ 5,272,097 $   678,865
  Retained earnings               -           -            -           -
                             $ 7,422,853 $ 6,187,800  $ 5,272,097 $   678,865


                    NATIONAL COOPERATIVE BANK
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited)

For the six months ended June 30,             1999        1998


Net income                                 $7,422,853  $6,187,800

Other comprehensive income, net of tax:
  Net unrealized holding
   gains before tax                         1,317,045     193,517

Comprehensive income                       $8,739,898  $6,381,317




                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

For the six months ended June 30,      1999            1998

Cash flows from operating activities
Net income                         $   7,422,853  $   6,187,800
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Provision for loan losses              835,035        782,881
  Depreciation and amortization        2,802,052      2,516,843
  Gain on sale of loans               (4,345,651)    (3,921,355)
  Loans originated for sale         (143,984,908)  (315,866,638)
  Proceeds from sale of loans
   held for sale                     131,774,082    230,613,858
  Increase in other assets            (6,868,407)    (1,195,459)
  (Decrease) increase in other
    liabilities                      (11,458,739)     2,231,203

Net cash used in operating
 activities                          (23,823,683)   (78,650,867)

Cash flows from investing activities
  Redemption of restricted cash        7,512,629      1,003,495
  Purchases of premise and
   equipment                            (421,096)        -
  Purchase of investment securities
   Available-for-sale                 (1,000,000)        -
  Proceeds from maturities of investments
   securities
   Available-for-sale                  6,558,083     10,913,301
   Held-to-maturity                      165,596         -
  Net increases in loans and
   lease financing                  (191,831,996)   (14,525,039)
  Proceeds from sale of portfolio
   loans                              10,483,123      8,156,400

Net cash (used in) provided by
 investing activities               (168,533,661)     5,548,157

Cash flows from financing activities
  Net (decrease) increase
   in deposits                        (4,457,641)    24,838,171
  Net increase in short-term
   borrowings                        146,401,341     64,466,340
  Proceeds from issuance of
   long-term debt                     45,000,000     34,800,078
  Repayment on long term debt        (20,000,000)   (21,000,000)
  Dividends paid                        (250,848)      (250,112)

  Net cash provided by financing
   activities                        166,692,852    102,854,477

(Decrease) increase in cash and
  cash equivalents                   (25,664,492)    29,751,767

Cash and cash equivalents,
 beginning of year                    66,563,160     21,689,245

Cash and cash equivalents,
 end of period                     $  40,898,668  $  51,441,012

                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


Supplemental schedule of investing and financing activities:

For the six months ended June 30,          1999           1998

Unrealized gain on investment
   available-for-sale                  $ 1,317,045     $  193,518

Interest paid                          $23,374,647     $21,502,177

Income taxes paid                      $   614,694     $   600,000

Loans charged off                      $    52,739     $ 1,272,829


                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                          June 30, 1999
                           (Unaudited)

    The  accompanying  financial statements  have  been  prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary to a fair statement of the results of the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in National Cooperative Bank's (NCB's) most current annual report. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

1.  Cash, Cash Equivalents and Investment Securities

  As   of   June   30,  1999,  NCB's  portfolios  of   investment
securities, cash and cash equivalents had an average adjusted maturity of approximately two years with interest rates in those portfolios varying from 4.15% to 8.38%.

                         Cash and      Investments Investments
  Cash                  Available-       Held-to-
                        Equivalents     for-Sale     Maturity

  Cash                  $ 7,760,031    $    -      $    -
  Federal funds           2,707,381         -           -
  Money market
   securities            30,081,256        713,936      -
     Private debt
      security               -              -          784,404
  Mutual funds               -           1,520,587      -
  Certificates of
   deposits                 350,000         -           -
  Mortgage-backed
      securities             -              -        1,942,312
  Corporate bonds            -           4,278,226      -
  U.S. Treasury and Agency
    obligations              -           1,484,060      -
  Interest-only
   receivables               -          24,998,028      -

                        $40,898,668    $32,994,837 $ 2,726,716


     At June 30, 1999, the investments in the available-for-sale portfolio were recorded at aggregate fair value. Restricted cash of $5,690,096 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993, the remaining balance of which totalled $41,936,184 and $49,256,028, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years. In January 1999, $7,512,630 of the restricted cash account was replaced by a letter of credit.

   Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

  Loans and leases outstanding by category at June 30, 1999 were:

     Commercial loans                   $481,353,150
     Lease financing                      51,266,948
     Real estate loans
       Residential                       453,753,033
       Commercial                          7,202,855

                                        $993,575,986

  At June 30, 1999 and December 31, 1998 loans held for sale were $200.6 million and $184.0 million, respectively.

3.    Impaired Assets

  Impaired loans, representing the nonaccrual loans at June 30, 1999 and December 31, 1998, totalled $700,669 and $2,384,691, respectively, and averaged $1,535,670 and $3,097,000 during the respective periods ending on these dates. Specific allowances of $350,334 and $557,267 were established at June 30, 1999 and December 31, 1998, respectively. During 1999 and 1998, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

  At June 30, 1999 and December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans are impaired.

  At  June  30,  1999 and December 31, 1998, NCB had real  estate
acquired   through  foreclosure  of  $3,334,465  and  $4,342,739,
respectively, which is classified as other assets.

4.    Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 1999:

  Balance at January 1, 1999           $17,426,450
  Provision for loan losses                835,036
  Charge-offs                              (52,739)
  Recoveries of loans previously
    charged-off                             249,100

  Balance at June 30, 1999              $18,457,847

  The allowance for loan losses as a percentage of loans and lease financing at June 30, 1999 was 1.9%.

5.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity at June 30, 1999:

                                          Retained    Retained                 Total
                             Common       Earnings    Earnings    Unrealized Members'
                              Stock       Allocated  Unallocated  Gain(Loss) Equity

Balance, December 31, 1998 $114,409,552 $ 7,245,656 $17,097,102   $1,543,599 $140,295,909
Net income                       -           -        7,422,853       -         7,422,853
Other dividends declared         -           -         (250,885)      -          (250,885)
1999 patronage dividends
  to be distributed in cash      -           -       (3,037,639)      -        (3,037,639)
Retained in form of equity       -        3,380,274  (3,380,274)      -            -
Unrealized gain on investment
  securities available-for-
  sale                           -           -           -         1,317,045    1,317,045
Balance, June 30, 1999    $114,409,552  $10,625,930 $17,851,157   $2,860,644 $145,747,283

6. SEGMENT REPORTING

   NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has four reportable segments: commercial lending, real estate lending, NCB Savings Bank and other. The commercial lending segment provides financial services to cooperative and member-owned businesses. The real estate lending segment originates, sells and services real estate loans nationally, with a concentration in New York City. NCB Savings Bank segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. "Other" consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

   NCB evaluates segment performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the most recent annual report. Overhead and support expenses are allocated to each operating segment based on number of employees, and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.


     The following is the segment reporting for the six months ended June 30, 1999 and 1998 (dollars in thousands):

     1999             Commercial Real Estate   NCBSB   Other      NCB
                        Lending    Lending                     Consolidated

Net interest income
  Interest income      $ 17,382   $ 12,318   $  5,279  $  3,158
  Allocated interest
    expense              12,264      8,352        -     (20,616)
  Interest expense         -          -         3,052    20,287
Net interest
 income                   5,118     3,966      2,227     3,487   $   14,798

Provision for
 loan losses             (1,342)      183         85     1,909          835

Non-interest income-
 external                 1,656     5,748        483      (234)       7,653

Non-interest expense
  Direct expense          2,572     2,313      1,344     7,237       13,466
  Overhead and
   support                  404       171        150      (725)     -
Total non-interest
 expense                  2,976     2,484      1,494     6,512       13,466

Income (loss) before
 taxes                 $  5,140  $  7,047   $  1,131  $ (5,168)  $    8,150

Total average assets   $396,804  $329,939   $141,576  $133,625   $1,001,944


      1998            Commercial Real Estate                        NCB
                        Lending   Leading     NCBSB     Other    Consolidated
Net interest income
  Interest income    $ 14,432    $ 13,376   $  4,076  $  3,389
  Allocated interest
   expense             10,583       9,165       -      (19,748)
  Interest expense       -           -         2,124    19,859
Net interest income     3,849       4,211      1,952     3,278   $ 13,290

Provision for loan       (505)         90         65     1,133        783

Non-interest
 income-external        1,674       4,791        367       745      7,577

Non-interest expense
  Direct expense        1,920       2,706      1,129     7,471     13,226
  Overhead and
   support                229         152        148      (529)      -

Total non-interest
 expense                2,149       2,858      1,277     6,942     13,226

Income (loss) before
 taxes               $  3,879    $  6,054   $    977  $ (4,052)  $  6,858

Total average assets $350,081    $315,541   $ 99,346  $111,437   $876,405

  The following is the segment reporting for the three months ended June 30, 1999 and 1998 (dollars in thousands):

     1999            Commercial  Real Estate                         NCB
                      Lending     Lending      NCBSB     Other    Consolidated
Net interest income
  Interest income    $  9,538    $  5,071    $  2,842   $  2,183
  Allocated interest
   expense              6,777       3,873        -       (10,650)
  Interest expense       -           -          1,598     10,877
Net interest income     2,761       1,198       1,244      1,956   $    7,159

Provision for loan
 losses                   727         (10)         42       (342)         417

Non-interest income-
 external               1,047       5,543         232       (810)       6,012

Non-interest expense
  Direct expense        1,424       1,202         682      3,771        7,079
  Overhead and
   support                287          83          75       (445)        -

Total non-interest
 expense                1,711       1,285         757      3,326        7,079

Income (loss) before
 taxes               $  1,370    $  5,466    $    677   $ (1,838)  $    5,675

Total average assets $407,892    $306,668    $151,236   $149,448   $1,015,244

      1998            Commercial   Real Estate                        NCB
                        Lending     Lending      NCBSB   Other    Consolidated

Net interest income
  Interest income     $  7,439     $  6,789   $  2,113  $  1,556
  Allocated interest
   expense               5,487        4,906       -      (10,393)
  Interest expense        -            -         1,132    10,328
Net interest income      1,952        1,883        981     1,621    $  6,437

Provision for loan
 losses                   (279)        (204)        30       884         431

Non-interest
 income-external           801          643        204       406       2,054

Non-interest expense
  Direct expense           978        1,635        549     3,842       7,004
  Overhead and
   support                 102           68         98      (268)       -

Total non-interest
 expense                 1,080        1,703        674     3,574       7,004

Income (loss) before
 taxes                $  1,952     $  1,027   $    508  $ (2,431)   $  1,056

Total average assets  $365,458     $319,252   $ 99,955  $114,094    $898,759


7. SUBSEQUENT EVENT

    In July 1999, NCB sold approximately $122.7 million of blanket mortgages. The gain on these sales will be reflected in the third quarter results.
                    NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


SUMMARY

  NCB's net income for the six months ended June 30, 1999 was $7.4 million. This was a 19.96% or $1.2 million increase compared with $6.2 million for the six months ended June 30, 1998. The variance resulted primarily from $1.5 million and $76.7 thousand increases in net interest income and non-interest income, respectively, which was partially offset by a combined increase in provision for loan losses and non-interest expense of $291.8 thousand. For the three month period, net income increased $4.6 million due primarily to an increase in non-interest income.

  Total assets were $1.1 billion at June 30, 1999, up 17.6% or $164.0 million from $933.4 million at December 31, 1998. This resulted from an increase in loans held for sale, loans and lease financing and other assets of $203.5 million partially offset by a decrease in cash and cash equivalents, restricted cash and investment securities of $39.5 million.

  The annualized return on average total assets was 1.48% for the first six months of 1999 compared with 1.41% for the same period in 1998. The annualized return on average equity for the periods ended June 30, 1999 and 1998 was 10.38% and 9.18%, respectively.

NET INTEREST INCOME

  Net interest income for the first six months of 1999 increased 11.3% or $1.5 million over the same period a year ago. As shown on Table 1, the net interest spread increased 1 basis point to 2.20% from 2.19% for the six months ended June 30, 1999 while net interest yield on interest earning assets was 3.07% and 3.12% for the six months ended June 30, 1999 and 1998, respectively. Table 2 contains more detailed information on the $1.5 million increase.

   For the three months ending June 30, 1999, net interest income increased 11.2% or $722.4 thousand from the same period in 1998.
As shown on Table 2A, the increase was largely due to an increase in volume of loans and leases.

  For the six months ending June 30, 1999, interest income increased 8.1% or $2.9 million to $38.1 million from $35.3 million for the prior year's period. As shown on Table 2, an increase in average volume which was due to growth in real estate loans (most of which were held for sale) and in the commercial loan and lease portfolio, was partially offset by a drop in average yield on real estate loans.

  For the three month period ended June 30, 1999, interest income went up 9.7% or $1.74 million from $17.9 million to $19.6 million. The increase in interest income was mostly due to a higher average balance of the interest earning assets for the time period.

   Interest expense increased $1.4 million to $23.3 million for the six months ended June 30, 1999 compared with $22.0 million for the six months ended June 30, 1998. The interest expense was up as a result of higher levels of notes payable and deposits. While interest expense was up due to the higher usage of notes payable required to fund loan volume and higher level of deposits, such increase was offset by lower interest rates on them. As shown on Table 2, a $2.6 million increase in interest expense was volume related while a $1.3 million decrease was due to interest rates.

   For the second quarter ended June 30, 1999, interest expense increased 8.9% or $1.0 million to $12.5 million compared with $11.5 million for the second quarter ended June 30, 1998 due to increased funding of loans. The average rate on interest bearing liabilities decreased to 5.96% compared with 6.20% in the same quarter a year ago.

NON-INTEREST INCOME

  Non-interest income for the six months ended June 30, 1999 of $7.7 million increased 1% or $77.0 thousand from $7.6 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, management fees and advisory and debt placement fees. The majority of the increase resulted from fees received on the servicing of loans. Servicing fee income for the period ended June 30, 1999 increased 5.4% or $67.4 thousand to $1.32 million compared with $1.25 million for the six months ended June 30, 1998 based on loans serviced for others of $1.9 billion and $1.5 billion at June 30, 1999 and 1998, respectively.

  Other income for the six months ended June 30, 1999 was up 7.2% to $2.6 million from $2.4 million for the same six months in the prior year due to gain on sale of a real estate note and increased excess yield amortization offset by a net decrease in other loan fees.

  For the three month period ended June 30, 1999, non-interest income increased 192.8% or $3.96 million from $2.05 million for the same period in 1998. The majority of the increase was related to the sale of loans to the secondary markets. Loans sold during the three month period ended June 30, 1999 and 1998 were $154.0 million and $54.4 million, respectively.




NON-INTEREST EXPENSE

  Non-interest expense for the six months ended June 30, 1999 increased 1.8% or $239.7 thousand to $13.5 million compared with $13.2 million for the six months ended June 30, 1998. Compensation and benefits, the largest component of non-interest expense, decreased 4.6% or $361.8 thousand due to a lower employee base and lower bonus accruals than in the year-earlier period. Contractual services, occupancy and equipment, and other expenses increased 7.5% or $401.4 thousand primarily due to equipment and technology costs, corporate and marketing development, placement and compensation survey fees.

  Excluding the voluntary contributions to NCB Development Corporation, which was $200 thousand and zero during the first two quarters of 1999 and 1998, respectively, non-interest expense as a percentage of average assets decreased to 1.3% for the six months ended June 30, 1999 compared with 1.5% for the same period a year ago.

   For the three months ended June 30, 1999, non-interest expense increased 1.1% or $74.7 thousand from $7.0 million for the same period in 1998. The increase was primarily due to the voluntary contributions to NCB Development Corporation of $150.0 thousand partially offset by a decrease of $75.3 thousand of the other components of non-interest expense.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
                                       Six Months Ended June 30,
                                   1999                        1998
 ASSETS                Average    Income/  Yields/  Average   Income/  Yields/
                       Balance    Expenses  Rate    Balance   Expenses  Rate

Interest earning
 assets
   Real estate loans    $  473,710 $17,678  7.46%    $395,449  $16,498   8.34%
   Commercial loans
    and leases             402,231  17,752  8.83%     357,019   15,759   8.83%

   Total loans and
    leases                 875,941  35,430  8.09%     752,468   32,257   8.57%

   Investment securities
    and cash equivalents    87,438   2,707  6.19%      99,367    3,015   6.07%

    Total interest
     earning assets        963,379  38,137  7.92%     851,835   35,272   8.28%

 Allowance for loan
  losses                   (18,037)                   (17,865)

 Non-interest earning  assets
   Cash                     10,955                      2,636
   Other assets             45,647                     39,799

   Total non-interest
    earning assets          56,602                     42,435

   Total assets         $1,001,944                   $876,405

 LIABILITIES AND MEMBER'S EQUITY
 Interest bearing liabilities
   Subordinated debt   $  182,668 $ 5,119  5.61%     $182,542 $ 5,449   5.97%
   Notes payable          507,913  15,379  6.06%      449,380  14,411   6.41%
   Deposits               125,591   2,840  4.52%       89,624   2,122   4.74%

   Total interest bearing
    liabilities           816,172  23,338  5.72%      721,546  21,982   6.09%

 Other liabilities         42,743                      20,108
 Members' equity          143,029                     134,751

  Total liabilities and
   members' equity     $1,001,944                    $876,405

 Net interest earning
  assets               $  147,207                    $130,289

 Net interest revenues
  and spread                      $14,799  2.20%               $ 13,290  2.19%

 Net yield on interest
  earning assets                           3.07%                         3.12%


Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
                                     Three Months Ended June 30,
                                   1999                       1998
 ASSETS                Average    Income/  Yields/  Average  Income/   Yields/
                       Balance    Expenses Rate     Balance  Expenses  Rate
 Interest earning
  assets
   Real estate loans   $ 488,965  $ 8,973  7.34%    $398,570 $ 8,209    8.24%
   Commercial loans
    and leases           413,230    9,443  9.14%     371,659   8,186    8.81%

   Total loans and
    leases               902,195   18,416  8.16%     770,229  16,395    8.51%

   Investment securities
    and cash equivalents  72,122    1,218  6.76%      94,540   1,500     6.35%

    Total interest
     earning assets      974,317   19,634  8.06%     864,769  17,895     8.28%

 Allowance for loan
  losses                 (18,355)                    (17,827)

 Non-interest earning assets
   Cash                   11,038                       3,215
   Other assets           48,424                      48,602

   Total non-interest
    earning assets        59,462                      51,817

   Total assets       $1,015,244                    $898,759

 LIABILITIES AND MEMBER'S EQUITY
 Interest bearing liabilities
   Subordinated debt  $  182,694 $ 2,531  5.54%     $182,542  $ 2,767    6.06%
   Notes payable         529,676   8,554  6.46%      468,521    7,561    6.46%
   Deposits              125,160   1,390  4.44%       88,250    1,131    5.13%

   Total interest
    bearing liabilities  837,530  12,475  5.96%     739,313    11,459    6.20%

 Other liabilities        33,354                     24,022
 Members' equity         144,540                    135,424

  Total liabilities and
   members' equity    $1,015,424                   $898,759

 Net interest earning
  assets              $  136,787                   $125,456

 Net interest revenues
  and spread                     $ 7,159  2.10%               $ 6,436    2.08%

 Net yield on interest
  earning                                 2.94%                          2.98%

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 1999 compared to 1998

                                  Increase (decrease) due to  change in:

                                    Average    Average
                                    Volume*    Yield      Net**

 Interest Income

 Cash equivalents and
  investment securities             $ (368)    $    60  $ (308)
 Commercial loans and leases         1,996          (3)  1,993
 Real estate loans                   3,041      (1,861)  1,180

  Total interest income              4,669      (1,804)  2,865

 Interest expense

 Deposits                              817         (99)    718
 Notes payable                       1,803        (835)    968
 Subordinated debt                       4        (334)   (330)

  Total interest expense             2,624      (1,268)  1,356

 Net interest income                $2,045     $  (536) $1,509

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 1999 compared to 1998

                                  Increase (decrease) due to  change in:

                                    Average    Average
                                    Volume*    Yield    Net**

 Interest Income

 Cash equivalents and
  investment securities             $ (374)    $    92  $ (282)
 Commercial loans and leases           942         315   1,257
 Real estate loans                   1,725        (961)    764

  Total interest income              2,293        (554)  1,739

 Interest expense

 Deposits                              426        (167)    259
 Notes payable                         988           5     993
 Subordinated debt                       2        (238)   (236)

  Total interest expense             1,416        (400)  1,016

 Net interest income                $  877     $  (154) $  723

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB(NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the six months ended June 30, 1999 was $727.6 thousand compared with the prior year's provision of $669.9 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities totalling $76.6 million at June 30, 1999 decreased $32.0 million or 29.4% from $108.6 million at year-end 1998 due mostly to the funding of loans and lease financing. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.1% at June 30, 1999 from 13.5% at December 31, 1998.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at June 30, 1999 increased 5.9% to $18.5 million from $17.4 million at December 31, 1998. The allowance during the period was impacted by loans charged-off amounting to $52.7 thousand, recoveries of loans previously charged-off of $249.1 thousand and the provision of $835.0 thousand. Overall, loan portfolio quality remained both strong and stable at the end of the first six months of 1999 and 1998. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding remained at .2% for the six months ended June 30, 1999 and 1998.

 The loan loss allowance as a percentage of loans and leases decreased to 1.9% at June 30, 1999 from 2.2% at December 31,
1998. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 40.0% from $6.7 million at December 31, 1998 to $4.0 million at June 30, 1999. Impaired assets as a percentage of loans and leases outstanding plus real estate owned decreased to .4% at June 30, 1999 compared with .8% at year-end 1998. The allowance for loan losses as a percentage of impaired assets increased to 457.4% at June 30, 1999 from 259% at December 31, 1998.

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                             6/30/99    12/31/98      % Change

Deposits                    $118,962     $123,420         (3.6%)
Short-term debt              367,054      220,652         66.3%
Long-term debt               256,284      231,193         10.9%
Subordinated debt            182,677      182,706          0.0%

 Total                      $924,977     $757,971         22.0%

 Interest bearing liabilities increased $167.0 million to  $925.0 million  at  June  30, 1999 from $758.0 million at  December  31,
1998.

 For the six months of 1999, deposits at NCBSB declined 3.6% to $119.0 million compared with $123.4 million at December 31, 1998. The decrease was due to the maturity of certificates of deposits held by local and national depositors. Average maturity of the certificates of deposits is 13.9 months. Although NCB relies heavily on funds raised through the capital markets, deposits and the short term borrowing program are a major portion of interest bearing liabilities - 16.4% and 20.9% at June 30,1999 and December 31,1998, respectively.

 At June 30, 1999, total short-term and long-term borrowings (including subordinated debt) increased 27.0% or $171.5 million to $806.0 million in comparison to prior year-end 1998 of $634.6 million. Proceeds from the borrowings were used to fund growth in loans and leases. At June 30, 1999, NCBSB had advances of $28.0 million from the Federal Home Loan Bank and NCB had $339.1 million, net of discount, outstanding on its short-term facilities. Included in the short-term borrowings were revolving lines of credit of $181.5 million; commercial paper with a face value of $125.0 million and $32.8 million in the short term borrowing program, which are from NCD Development Corporation and cooperative customers. Long-term debt increased $25.0 million or 10.9% from year-end 1998 due to the issuance of $45.0 million of medium term notes and the maturity of $20.0 million under long-term facilities. At June 30, 1999, there was unused capacity under short-term facilities of approximately $58.2 million.

 In  April  1999,   NCB received Board approval to  increase  the
size of several funding programs. The new maximum amounts under NCB's programs are as follows:

    Short term facilities to $500.0 million
    Commercial paper program to $250.0 million*
    Medium term note program to $300.0 million
    Long term facilities to $275.0 million

 In August 1999, NCB received Board approval for an additional increase in the medium term note program from $300.0 million to $400.0 million. NCB also received approval to issue up to $50 million in trust preferred securities, preferred stock or subordinated debt.

 * NCB maintains available committed capacity, under its short term facilities, in an amount not less than the outstanding commercial paper balance.


TABLE 3
Impaired assets
(dollars in thousands)

                  June 30,  March 31, Dec. 31,  Sept. 30,    June 30,
                    1999     1999      1998      1998     1998

Real estate owned $3,334    $3,355    $4,343    $4,155   $4,272

Non-accruing         701     2,371     2,385       819    3,445

                  $4,035    $5,726    $6,728    $4,974   $7,717


YEAR 2000

     A significant challenge facing NCB, its subsidiaries and affiliate as well as all companies, is the readiness of its computer systems for the next millennium. NCB is dependent upon its internal computer systems and has external interdependencies with other financial institutions and customers.

     NCB has surveyed all mission critical internal software and systems (See Table (A)) and has determined a remediation strategy. Table (B) reflects the phase completion with respect to all mission critical systems. All testing was completed by May 31, 1999.

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

     NCB has substantially completed all core systems testing. Test results to date have indicated the systems to be Year 2000 ready. Management completed and the Board approved a business continuity plan in April 1999 which will be tested prior to October 1, 1999 and updated as the year progresses.

Table (A)

Total Mission Critical Systems (MCS)   61

            Number of MCS to be:

             Repaired                  6
             Replaced                  0
             Retired                   0
             Vendor Upgraded           55
             Tested Only               0
             Outsourced                0

Table (B)
Phase Completion Status As of June 30, 1999:

  Phase     Percent Complete  Estimate or Actual #of MCS in Phase

Awareness        100.0%              A               61
Assessment       100.0%              A               61
Renovation       100.0%              A               61
Validation       100.0%              A               61
Implementation   100.0%              A               61





Table (C)
Non-Information Technology Items (Infrastructure Items)

                           Compliant (Y=Yes)
Kastle System                   Y
Montgomery Kone(HVAC)           Y
TRANE(Elevators)                Y
Willtel(Phone)                  Y
PEPCO                           Y
Sungard Business Recovery       Y


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 1998 to June 30, 1999.


ITEM 6. EXHIBITS

 (a)  The following exhibits are filed as part of this report:

        Exhibit 10-21 - Amendment No. 2 to Third Amended and
        Restated Loan Agreement with Fleet Bank as Agent

        Exhibit 10-22 - First Amendment to Term Loan Agreement with Greenwich Funding Corporation and Credit Suisse First Boston

        Exhibit 10-27 - Executive Long-Term Incentive Plan

        Exhibit 27 - Financial Data Schedule


                            SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


               NATIONAL CONSUMER COOPERATIVE BANK

Date:
                                   s/Richard L. Reed
                                  By:
                                     Richard L. Reed,
                                     Managing Director,
                                     Chief Financial Officer


                                   s/Marietta J. Orcino
                                  By:
                                     Marietta J. Orcino
                                     Vice President, Tax & Regulatory
                                     Compliance