Form 10-Q
period 1999-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 1999-11-10
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999 Commission file number 2-
99779

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Outstanding at September 30, 1999

     Class C                                        223,807
(Common stock, $100.00 par value)

     Class B                                      1,000,005
(Common stock, $100.00 par value)

     Class D                                              3
(Common stock, $100.00 par value)




               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank)
                        and Subsidiaries

                             INDEX

PART I  FINANCIAL INFORMATION                                      Page No.

Item 1         Consolidated balance sheets - September 30,
          1999 and December 31, 1998 .............                    4

          Consolidated statements of income - for
          the three and nine months ended September 30,  1999
          and 1998...............................                     5

          Consolidated statements of comprehensive
          income - for the nine months ended
          September 30, 1999 and 1998.................                6

          Consolidated statements of cash flows -
          for the nine months ended
          September 30, 1999 and 1998.................                7-8

          Condensed notes to the consolidated
          financial statements - September 30,
          1999....................................                    9-17

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three and nine months
          ended September 30,  1999 and 1998...........               18-29

Item 3    Quantitative and qualitative disclosures
          about market risk............................               29

                    PART II OTHER INFORMATION

Item 6    Exhibits .............................                      29

          Exhibit 10-17 - Second Amendment Agreement to Note
          Purchase Agreement with Lutheran Brotherhood et al.
          (June 1999)

          Exhibit 10-24 - First Amendment Agreement to Note
          Purchase Agreement with First AUSA Life Insurance et al. (June 1999)

          Exhibit 27 - Financial Data Schedule


                    NATIONAL COOPERATIVE BANK
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1999 and December 31, 1998
                          (Unaudited)

                                    September 30,     December 31,
Assets                                   1999            1998
Cash and cash equivalents          $   32,338,731    $ 66,563,160
Restricted cash                         9,817,546      13,202,725
Investment securities
  Available-for-sale                   47,773,573      39,127,948
  Held-to-maturity                      2,726,716       2,892,312

Loans held for sale                   157,532,038     184,000,331

Loans and lease financing             858,508,831     611,174,140
 Less: Allowance for loan losses      (18,503,652)    (17,426,450)
 Net loans and lease financing        840,005,179     593,747,690

Other assets                           38,242,355      33,881,044

  Total assets                     $1,128,436,138    $933,415,210

Liabilities and Member's Equity
Liabilities
Deposits                           $  131,200,651    $123,419,544
Patronage dividends payable in
  cash                                  6,154,283       5,275,325
Other liabilities                      25,601,113      29,872,655
Borrowings
  Short-term                          377,793,600     220,652,186
  Long-term                           256,330,228     231,193,174
                                      634,123,828     451,845,360

  Subordinated debt                   182,647,172     182,706,417

  Total borrowings                    816,771,000     634,551,777

  Total liabilities                   979,727,047     793,119,301

Members' equity
Common stock
  Class B                             100,000,463      92,209,648
  Class C                              22,380,663      22,199,604
  Class D                                     300             300
Retained earnings
  Allocated                             6,204,971       7,245,656
  Unallocated                          18,199,497      17,097,102
Accumulated other comprehensive
  income                                1,923,197       1,543,599

   Total members' equity              148,709,091     140,295,909

   Total liabilities and
     members' equity               $1,128,436,138    $933,415,210



                                  NATIONAL COOPERATIVE BANK
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                                 Nine Months Ended         Three Months Ended
                                    September 30,              September 30,
                                  1999        1998           1999        1998
Interest income
  Loans and lease financing   $54,839,740  $49,219,198  $19,410,026  $16,961,818
  Investments securities        3,986,922    4,407,079    1,280,051    1,392,289

   Total interest income       58,826,662   53,626,277   20,690,077   18,354,107

Interest expense
  Deposits                      4,178,962    3,465,479    1,338,652    1,343,115
  Short-term borrowings        11,223,800   11,014,736    4,044,890    4,325,657
  Long-term debt, other
    borrowings and
    subordinated debt          20,746,179   19,623,263    7,426,518    6,452,345

   Total interest expense      36,148,941   34,103,478   12,810,060   12,121,117

   Net interest income         22,677,721   19,522,799    7,880,017    6,232,990

Provision for loan losses         877,535      812,881       42,499       30,000
   Net interest income after
    provision for loan losse   21,800,186   18,709,918    7,837,518    6,202,990

Non-interest income
  Gain on sale of loans         7,650,038    4,017,035    3,893,675       95,680
  Loan and deposit servicing
    fees                        2,043,597    1,891,524      723,989      639,341
  Other                         3,284,674    3,571,969      706,851    1,168,414

   Total non-interest income   12,978,309    9,480,528    5,324,515    1,903,435

Non-interest expense
  Compensation and
   employee benefits           10,680,740   11,218,378    3,202,212    3,378,087
  Contractual services          3,263,969    3,085,029    1,158,627    1,146,493
  Occupancy and equipment       3,507,983    3,157,296    1,226,056    1,023,399
  Contribution to NCB
   Development Corporation        350,000         -         150,000        -
  Other                         2,023,425    2,011,133      623,209      697,510
   Total non-interest
     expense                   19,826,117   19,471,836    6,360,104    6,245,489

Income before income
  taxes                        14,952,378    8,718,610    6,801,929    1,860,936

Provision for income taxes      1,136,679    1,074,328      409,083      404,454

Net income                    $13,815,699  $ 7,644,282  $ 6,392,846  $ 1,456,482

Distribution of net income
  Patronage dividends         $13,815,699  $ 7,644,282  $ 6,392,846  $ 1,456,482
  Retained earnings                -            -            -            -
                              $13,815,699  $ 7,644,282  $ 6,392,846  $ 1,456,482



                  NATIONAL COOPERATIVE BANK
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited)

For the nine months ended September 30,       1999        1998


Net income                                 $13,815,699 $7,644,282

Other comprehensive income, net of tax:
  Net unrealized holding
   gains before tax                            379,598    310,820

Comprehensive income                       $14,195,297 $7,955,102



                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

For the nine months ended September 30,                1999           1998

Cash flows from operating activities
Net income                                        $  13,815,699  $   7,644,282
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities
  Provision for loan losses                             877,535        812,881
  Depreciation and amortization                       4,949,394      4,161,146
  Gain on sale of loans                              (7,650,038)    (4,017,035)
  Loans originated for sale                        (234,002,641)  (496,969,928)
  Proceeds from sale of loans held for sale         268,120,970    510,044,276
  Increase in other assets                           (6,423,224)    (3,271,561)
  (Decrease) increase in other liabilities           (4,271,541)    14,223,887

Net cash used in operating activities                35,416,154     32,627,948

Cash flows from investing activities
  Redemption of restricted cash                        3,385,179      1,220,192
  Purchases of premise and equipment                    (608,391)        -
  Purchase of investment securities
   Available-for-sale                                (18,400,000)        -
  Proceeds from maturities of investments
   securities
   Available-for-sale                                  7,698,534     16,586,761
   Held-to-maturity                                      165,596         -
  Net increases in loans and lease financing        (257,143,975)   (12,000,764)
  Proceeds from sale of portfolio loans               10,483,123      8,156,399

Net cash (used in) provided by investing
  activities                                        (254,419,934)    13,962,588

Cash flows from financing activities
  Net increase in deposits                             7,781,108     30,137,741
  Net increase (decrease) in short-term
    borrowings                                       157,141,414     (4,098,138)
  Proceeds from issuance of long-term debt            45,000,000     34,800,078
  Repayment on long term debt                        (20,000,000)   (48,000,000)
  Dividends paid                                        (246,861)      (256,961)
  Patronage dividends paid                            (4,896,310)    (5,620,332)

Net cash provided by financing
 activities                                           184,779,351     6,962,388

(Decrease) increase in cash and cash equivalents      (34,224,429)   53,552,924

Cash and cash equivalents, beginning of year           66,563,160    21,689,245

Cash and cash equivalents, end of period            $  32,338,731 $  75,242,169



                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


Supplemental schedule of investing and financing activities:

For the nine months ended September 30,          1999           1998

Unrealized gain on investment
   available-for-sale                        $   397,598     $   310,820

Interest paid                                $34,811,752     $32,201,761

Income taxes paid                            $ 1,104,268     $   890,000

Loans charged off                            $    52,989     $ 1,111,172




                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

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

1.  Cash, Cash Equivalents and Investment Securities

  As of September 30, 1999, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of approximately three years and three months with interest rates in those portfolios varying from 4.15% to 8.38%.

                       Cash and      Investments   Investments
                         Cash        Available-    Held-to-
                      Equivalents     for-Sale     Maturity

Cash                  $ 7,640,818    $    -        $    -
Federal funds          13,250,371         -             -
Money market
  securities           11,097,542       721,581         -
Private debt
  security                 -              -           784,404
Mutual funds               -          1,533,346         -
Certificates of
  deposits                350,000         -             -
Mortgage-backed
  securities               -              -         1,942,312
Corporate bonds            -           6,806,225       -
U.S. Treasury and
  Agency obligations       -          14,981,966       -
Interest-only
  receivables              -          23,730,455       -

                      $32,338,731    $47,773,573   $2,726,716


     As of December 31, 1998, NCB's portfolios of investment securities, cash and cash equivalent were comprised of the following:

                         Cash and      Investments Investments
                           Cash        Available-    Held-to-
                        Equivalents     for-Sale     Maturity

Cash                    $ 9,416,039    $    -      $    -
Federal funds            33,570,870         -           -
Money market
  securities                 -           1,016,838      -
Private debt
  security                   -              -          950,000
Mutual funds                 -           1,192,934      -
Overnight investments    23,576,251         -           -
Mortgage-backed
  securities                 -              -        1,942,312
Corporate bonds              -           7,332,741      -
U.S. Treasury and
  Agency obligations         -           4,172,651      -
Interest-only
  receivables                -          25,412,784      -

                        $66,563,160    $39,127,948  $2,892,312


     At September 30, 1999 and December 31, 1998, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

    Of the restricted cash totalling $9,817,546, $4,887,213 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. The remaining balance of $4,907,028 is held by a trustee in the event of a loss on certain loans sold in July 1999. At September 30, 1999, the remaining balances of the loans sold in 1992, 1993 and 1999 totalled approximately $24,700,000, $49,150,000 and
$122,600,000 , respectively. The restricted cash will become available to NCB and NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

   In January 1999, $7,512,630 of the restricted cash account was replaced by a letter of credit.

   Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

  Loans and leases outstanding, including loans held for sale, by category were as follows:

                       September 30, 1999  December 31, 1998

     Commercial loans     $  508,129,808     $353,768,337
     Lease financing          52,973,185       47,490,749
     Real estate loans
       Residential           447,816,713      386,565,503
       Commercial              7,121,163        7,349,882

                          $1,016,040,869     $795,174,471

  At September 30, 1999 and December 31, 1998 loans held for sale were $157.5 million and $184.0 million, respectively.

3.    Impaired Assets

  Impaired loans, representing the nonaccrual loans at September 30, 1999 and December 31, 1998, totalled $684,934 and $2,384,691, respectively, and averaged $1,254,000 and $3,097,000 during the respective periods ending on these dates. Specific allowances of $267,846 and $557,267 were established at September 30, 1999 and December 31, 1998, respectively. During 1999 and 1998, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

  At September 30, 1999 and December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans are impaired.

  At September 30, 1999 and December 31, 1998, NCB had real estate acquired through foreclosure of $2,893,489 and $4,342,739, respectively, which is classified as other assets.

4.    Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 1999:

  Balance at December 31, 1998         $17,426,450
  Provision for loan losses                877,535
  Charge-offs                              (52,989)
  Recoveries of loans previously
    charged-off                            252,656

  Balance at September 30, 1999        $18,503,652

  The allowance for loan losses as a percentage of loans and lease financing at September 30, 1999 was 2.2%.

5.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity at September 30, 1999:

                                          Retained    Retained                  Total
                                Common    Earning     Earning      Unrealized  Members
                                 Stock    Allocated   Unallocated  Gain(Loss)   Equity

Balance, December 31, 1998   $114,409,552 $ 7,245,656 $17,097,102  $1,543,599  $140,295,909

Net income                         -           -       13,815,699       -        13,815,699

1998 patronage dividends
  distributed in common
  stock                        7,971,874   (7,745,438)     -            -           226,436

Other dividends                   -            -         (250,885)      -          (250,885)

1999 patronage dividends
  To be distributed in cash       -            -       (5,757,666)      -        (5,757,666)
  Retained in form of equity      -         6,704,753  (6,704,753)      -            -

Unrealized gain on investment
  securities available-for-
  sale                            -            -           -          379,598       379,598


Balance, September 30, 1999 $122,381,426  $ 6,204,971 $18,199,497  $1,923,197  $148,709,091

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


    The following is the segment reporting for the nine months ended September 30, 1999 and 1998 (dollars in thousands):

   1999                 Commercial   Real Estate                             NCB
                          Lending      Lending      NCBSB      Other    Consolidated

Net interest income
 Interest income        $ 28,127    $ 17,766      $  8,304   $  4,631
 Allocated interest
   expense                20,363      12,112          -       (32,474)
 Interest expense           -           -            4,894     31,255
Net interest income        7,764       5,654         3,410      5,850   $   22,678

Provision for loan
  losses                    (771)        253           128      1,268          878

Non-interest income-
  external                 2,546       9,623           682        127       12,978

Non-interest expense
 Direct expense            3,806       3,294         2,243     10,483       19,826
 Overhead and support        605         257          -          (862)        -

Total non-interest
  expense                  4,411       3,551         2,243      9,621       19,826

Income (loss) before
  taxes                 $  6,670    $ 11,473       $ 1,721   $ (4,912)  $   14,952

Total average assets    $431,224    $323,402      $149,041   $127,453   $1,031,120


   1998                 Commercial  Real Estate                              NCB
                         Lending    Lending       NCBSB      Other      Consolidated

Net interest income
 Interest income        $ 22,186    $ 20,042      $  6,287   $ 5,112
 Allocated interest
  expense                 16,750      14,232          -      (30,982)
 Interest expense           -           -            3,467    30,637
Net interest income        5,436       5,810         2,820     5,457    $ 19,523

Provision for loan
  losses                  (1,456)       (171)           95     2,345         813

Non-interest income
  (expense)-external       2,586       9,405           669    (3,179)      9,481

Non-interest expense
 Direct expense            3,724       3,533         1,997    10,218      19,472
 Overhead and support        491         266          -         (757)       -  -

Total non-interest
  expense                  4,215       3,799         1,997     9,461      19,472

Income (loss) before
  taxes                 $  5,263    $ 11,587      $  1,397  $ (9,528)   $  8,719

Total average assets    $351,798    $335,598      $109,148  $113,101    $909,645


 The following is the segment reporting for the three months ended September 30, 1999 and 1998 (dollars in thousands):

   1999                 Commercial  Real Estate                              NCB
                         Lending     Lending        NCBSB      Other    Consolidated

Net interest income
 Interest income        $ 10,628    $  6,037     $  3,025   $  1,590
 Allocated interest
   expense                 8,098       3,760         -       (11,858)
 Interest expense           -           -           1,842     10,968
 Net interest income       2,530       2,277        1,183      2,480    $    8,470

Provision for loan
  losses                    (818)         70           43        747            42

Non-interest income
  (expense)-external         895       4,835          198     (1,193)        4,735

Non-interest expense
 Direct expense            1,234         982          747      3,397         6,360
 Overhead and support        202          86         -          (288)         -

Total non-interest
  expense                  1,436       1,068          747      3,109         6,360

Income (loss) before
  taxes                 $  2,807    $  5,974     $    591   $ (2,569)   $    6,803

Total average assets    $342,325    $280,874     $163,815   $232,796    $1,019,810

   1998                 Commercial  Real Estate                                NCB
                        Lending     Lending       NCBSB       Other     Consolidated
Net interest income
 Interest income        $  7,605    $  6,954     $  2,210    $  1,584
 Allocated interest
   expense                 6,095       5,139         -        (11,234)
 Interest expense           -           -           1,343      10,778
Net interest income        1,510       1,815          867       2,040   $  6,232

Provision for loan
  losses                    (950)        (81)          30       1,031         30

Non-interest income
  (expense)-external         912       3,813          302      (3,123)     1,904

Non-interest expense
 Direct expense            1,350       1,008          720       3,168      6,246
 Overhead and support        218         118         -           (336)      -

Total non-interest
  expense                  1,568       1,126          720       2,832      6,246

Income (loss) before
  taxes                 $  1,804    $  4,583     $    419    $ (4,946)  $  1,860

Total average assets    $362,094    $360,701     $122,179    $ 98,549   $943,523


7. SUBSEQUENT EVENT

    In October 1999, $4,907,028 of the restricted cash account was replaced by a letter of credit.

    Additionally, in October 1999, NCB sold approximately $59.5 million of blanket mortgages. The gain on these sales will be reflected in the fourth quarter results.

     On November 5, 1999, NCB filed Form S-3 with the Securities and Exchange Commission to register $350.0 million of debt securities and preferred stock.



                   NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


SUMMARY

  NCB's net income for the nine months ended September 30, 1999 was $13.8 million. This was an 80.7% or $6.2 million increase compared with $7.6 million for the nine months ended September 30, 1998. The variance resulted primarily from $3.2 million and $3.5 million increases in net interest income and non-interest income, respectively, which was partially offset by a combined increase in provisions for loan losses and income taxes and non-interest expense of $481.3 thousand. For the three month period, net income increased $4.9 million or 338.9% due to increases in net interest income and non-interest income of $1.6 million and $3.4 million, respectively.

  Total assets were $1.1 billion at September 30, 1999, up 21.0% or $195.0 million from $933.4 million at December 31, 1998. This resulted from an increase in net loans and lease financing and other assets of $250.6 million partially offset by a decrease in cash and cash equivalents, restricted cash and investment securities and loan held for sale of $55.6 million.

  The annualized return on average total assets was 1.79% for the first nine months of 1999 compared with 1.60% for the same period in 1998. The annualized return on average equity for the periods ended September 30, 1999 and 1998 was 11.98% and 10.73%, respectively.

NET INTEREST INCOME

  Net interest income for the nine months ended September 30, 1999 increased 16.2% or $3.2 million over the same period a year ago. As shown on Table 1, the net interest spread increased 9 basis points to 2.15% from 2.06% while net interest yield on interest earning assets was 3.08% and 2.96% for the nine months ended September 30, 1999 and 1998, respectively. Table 2 contains more detailed information on the $3.2 million increase.

   For  the  three months ending September 30, 1999, net interest income  increased 26.4% or $1.6 million from the same  period  in
1998.   As shown on Table 2A, the increase was largely due to  an
increase in volume of commercial loans and leases.

  For the nine months ending September 30, 1999, interest income increased 9.7% or $5.2 million to $58.8 million from $53.6 million for the prior year's period. As shown on Table 2, the increase in interest income is attributable to an increase in average volume due to growth in real estate loans (most of which were held for sale) and in the commercial loan and lease portfolio, which was partially offset by a drop in average yield on real estate loans.

  For the three month period ended September 30, 1999, interest income rose 12.7% or $2.3 million from $18.4 million to $20.7 million. The increase in interest income was mostly due to a higher average balance of the interest earning assets for the time period.

   Interest expense increased $2.0 million or 6.0% to $36.1 million for the nine months ended September 30, 1999 compared with $34.1 million for the nine months ended September 30, 1998. The interest expense was up as a result of higher levels of notes payable and deposits. The average rate on interest bearing liabilities decreased from 5.72% to 5.83%. As shown on Table 2, a $4.03 million increase in interest expense was volume related while a $2.0 million decrease was due to interest rates.

   For the quarter ended September 30, 1999, interest expense increased 5.7% or $688.9 thousand to $12.8 million compared with $12.1 million for the third quarter of the prior year due to increased funding of loans. The average rate on interest bearing liabilities decreased to 5.86% compared with 6.11% in the same quarter a year ago.

NON-INTEREST INCOME

  Non-interest income for the nine months ended September 30, 1999 of $13.0 million increased 36.9% or $3.5 million from $9.5 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees, management fees and advisory and debt placement fees. Gain on sale of loans totalled $7.7 million compared with $4.0 million for the nine months ended September 30, 1998. Loans sold totalled $290.1 million compared with $493.8 million during the nine months ended September 30, 1998. Servicing fee income for the period ended September 30, 1999 increased 8.0% or $152.1 thousand to $2.0 million compared with $1.9 million for the same period ended September 30, 1998 based on loans serviced for others of $2.0 billion and $1.5 billion at September 30, 1999 and 1998, respectively.

  Other  income  for  the nine months ended  September  30,  1999 decreased 8.0% to $3.3 million from $3.6 million for the same nine months in the prior year due primarily to a write down to appraised value of a real estate owned property.

  For the three month period ended September 30, 1999, non-interest income increased 179.7% or $3.4 million from $1.9 million for the same period in 1998. The majority of the increase was related to the sale of loans to the secondary markets net of a write down of a real estate owned property.


NON-INTEREST EXPENSE

  Non-interest expense for the nine months ended September 30, 1999 increased 1.8% or $354.3 thousand to $19.8 million compared with $19.5 million for the nine months ended September 30, 1998. Compensation and benefits, the largest component of non-interest expense, decreased 4.8% or $537.6 thousand due to a lower employee base and lower bonus accruals than in the year-earlier period. Contractual services, occupancy and equipment, and other expenses increased 6.6% or $541.9 thousand primarily due to equipment and technology costs, corporate and marketing development, placement and compensation survey fees.

  Excluding the voluntary contributions to NCB Development Corporation, which was $350 thousand and zero during the first three quarters of 1999 and 1998, respectively, non-interest expense as a percentage of average assets decreased to 1.9% for the nine months ended September 30, 1999 compared with 2.1% for the same period a year ago.

   For the three months ended September 30, 1999, non-interest expense increased 1.8% or $114.6 thousand from $6.2 million for the same period in 1998. The increase, primarily due to the voluntary contributions to NCB Development Corporation of $150.0 thousand, was partially offset by a decrease of $35.4 thousand of the other components of non-interest expense.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                          Nine Months Ended September 30,
                                         1999                         1998
ASSETS                     Average    Income/   Yields/  Average   Income/  Yields/
                           Balance    Expenses  Rates    Balance   Expense  Rates
Interest earning assets
 Real estate loans       $  457,761   $ 25,855  7.53%    $417,481  $25,497  8.14%
 Commercial loans
  and leases                436,938     28,984  8.84%     358,380   23,722  8.83%

 Total loans and
  leases                    894,699     54,839  8.17%     775,861   49,219  8.46%

 Investment securities
  and cash equivalents       88,398      3,987  6.01%     103,231    4,407  5.69%

 Total interest earning
  assets                    983,097     58,826  7.98%     879,092   53,626  8.13%

 Allowance for loans
  losses                    (18,187)                      (17,799)

 Non-interest earning assets
  Cash                        7,125                         2,026
  Other assets               59,085                        46,326

 Total non-interest
  earning assets             66,210                        48,352

 Total assets            $1,031,120                      $909,645

LIABILITIES AND MEMBER'S EQUITY
Interest bearing liabilities
 Subordinated debt       $  182,676    $ 7,750  5.66%    $182,542  $ 8,207  5.99%
 Notes payable              537,017     24,220  6.01%     465,814   22,431  6.42%
 Deposits                   123,443      4,179  4.51%     101,368    3,465  4.56%

 Total interest bearing
  liabilities               843,136     36,149  5.72%     749,724   34,103  6.07%

 Other liabilities           34,271                        23,948
 Member's equity            153,713                       135,973

 Total liabilities and
  members' equity        $1,031,120                      $909,645

 Net interest earning
   assets                $  139,961                      $129,368

 Net interest revenues
   and spread                          $22,677  2.15%              $ 19,523 2.06%

 Net yield on interest earning
  assets                                        3.08%                       2.96%

Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                         Three Months Ended September 30,
                                       1999                          1998
ASSETS                     Average   Income/    Yields/ Average    Income/  Yields/
                           Balance   Expenses   Rates   Balance    Expense  Rates
Interest earning assets
 Real estate loans       $  435,048  $  8,178   7.52%   $442,468   $ 8,851  8.00%
 Commercial loans
  and leases                505,229    11,232   8.89%    367,968     8,111  8.82%

 Total loans and
  leases                    940,277    19,410   8.26%    810,436    16,962  8.37%

 Investment securities
  and cash equivalents       88,289     1,280   5.81%    108,549     1,392  5.13%

 Total interest earning
   assets                 1,028,566    20,690   8.05%    918,985    18,354  7.99%

Allowance for loans
  losses                    (18,487)                     (17,667)

Non-interest earning assets
  Cash                        1,538                          804
  Other assets               44,541                       41,401

 Total non-interest
  earning assets             46,079                       42,205

 Total assets            $1,056,158                     $943,523

LIABILITIES AND MEMBER'S EQUITY
Interest bearing liabilities
 Subordinated debt       $  182,694    $ 2,630  5.76%   $182,542   $ 2,922  6.40%
 Notes payable              572,682      8,841  6.18%    497,786     7,856  6.31%
 Deposits                   119,217      1,339  4.49%    113,176     1,343  4.75%

 Total interest bearing
  liabilities               874,593     12,810  5.86%    793,504    12,121  6.11%

Other liabilities            33,126                       13,547
Member's equity             148,439                      136,472

 Total liabilities and
  members' equity        $1,056,158                     $943,523

Net interest earning
  assets                 $  153,973                     $125,481

Net interest revenues
  and spread                          $ 7,880  2.19%              $  6,233  1.88%

Net yield on interest earning
  assets                                       3.06%                        2.71%

Table 2

Changes in Net Interest Income
(dollars in thousands)

For the nine months ended September 30, 1999 compared to 1998

                                  Increase (decrease) due to  change in:

                                   Average    Average
                                   Volume*     Yield      Net**
Interest Income

Cash equivalents and
 investment securities             $ (659)   $   239     $  (420)
Commercial loans and leases         5,211         51       5,262
Real estate loans                   2,356     (1,998)        358

Total interest income               6,908     (1,708)      5,200

Interest expense

Deposits                              748        (34)        714
Notes payable                       3,275     (1,486)      1,789
Subordinated debt                       6       (463)       (457)

 Total interest expense             4,029     (1,983)      2,046

Net interest income                $2,879    $   275     $ 3,154


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended September 30, 1999 compared to 1998

                                  Increase (decrease) due to  change in:
                                   Average    Average
                                   Volume*     Yield       Net**
Interest Income

Cash equivalents and
 investment securities             $ (280)   $   168     $  (112)
Commercial loans and leases         3,051         70       3,121
Real estate loans                    (146)      (526)       (672)
Total interest income               2,625       (288)      2,337

Interest expense

Deposits                               70        (74)        (4)
Notes payable                       1,160       (174)       986
Subordinated debt                       2       (295)      (293)

 Total interest expense             1,232       (543)       689

Net interest income                $1,393    $   255     $1,648


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB (NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the nine months ended September 30, 1999 was $1.14 million compared with the prior year's provision of $1.07 million.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities totalled $82.8 million at September 30, 1999, a decrease of $25.7 million or 23.7% from $108.6 million at year-end 1998. This decrease was due mostly to the funding of loans and lease financing. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.5% at September 30, 1999 from 13.5% at December 31, 1998.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at September 30, 1999 increased 6.2% to $18.5 million from $17.4 million at December 31, 1998. The allowance during the period was impacted by loans charged-off amounting to $53.0 thousand, recoveries of loans previously charged-off of $252.7 thousand and the provision of $877.5 thousand. Overall, loan portfolio quality remained both strong and stable at the end of the nine months of 1999 and 1998. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding remained at .1% for the nine months ended September 30, 1999 and 1998.

 The loan loss allowance as a percentage of average loans and leases decreased to 2.1% at September 30, 1999 from 2.2% at December 31, 1998. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 46.8% from $6.7 million at December 31, 1998 to $3.6 million at September 30, 1999. Impaired assets as a percentage of loans and leases outstanding plus real estate owned decreased to .4% at September 30, 1999 compared with .8% at year-end 1998. The allowance for loan losses as a percentage of impaired assets increased to 517% at September 30, 1999 from 259% at December 31, 1998.

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                             9/30/99     12/31/98       % Change

Deposits                    $131,201     $123,420          6.3%
Short-term debt              377,794      220,652         71.2%
Long-term debt               256,330      231,193         10.9%
Subordinated debt            182,647      182,706          0.0%

 Total                     $947,972     $757,971          25.1%

 Interest bearing liabilities increased $190.0 million to  $948.0 million at September 30, 1999 from $758.0 million at December 31,
1998.

 For the nine months of 1999, deposits at NCBSB increased 6.3% to $131.2 million compared with $123.4 million at December 31, 1998. The increase was due to an increase in local and national deposit accounts and deposits from cooperative customers. Average maturity of the certificates of deposits is 14.1 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities - 13.9% and 16.3% at September 30, 1999 and December 31,1998, respectively.

 At   September   30,  1999,  total  short-term   and   long-term
borrowings (including subordinated debt) increased 28.7% or $182.2 million to $816.8 million in comparison to prior year-end 1998 of $634.6 million. Proceeds from the borrowings were used to fund growth in loans and leases. At September 30, 1999, NCBSB had advances of $39.0 million from the Federal Home Loan Bank and NCB had $338.8 million, net of discount, outstanding on its short-
term  facilities.   Included  in the short-term  borrowings  were
revolving lines of credit of $120.5 million; commercial paper with a face value of $177.0 million and $41.9 million in the short term borrowing program, which are from NCB Development Corporation and cooperative customers. Long-term debt increased $25.1 million or 10.9% from year-end 1998 due to the issuance of $45.0 million of medium term notes and the maturity of $20.0 million under long- term facilities. At September 30, 1999, there was unused capacity under the short-term facilities of approximately $63.0 million.

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

 On November 5, 1999, NCB filed Form S-3 with the Securities and Exchange Commission to register $350.0 million of debt securities and preferred stock.

 * NCB maintains available committed capacity, under its short term facilities, in an amount not less than the outstanding commercial paper balance.


TABLE 3
Impaired assets
(dollars in thousands)

                   Sept. 30,  June 30,   March 31,  Dec. 31,   Sept. 30,
                      1999     1999        1999       1998       1998

Real estate owned   $2,893    $3,334     $3,355     $4,343     $4,155

Non-accruing           685       701      2,371      2,385        819

                    $3,578    $4,035     $5,726     $6,728     $4,974


YEAR 2000

     A significant challenge facing NCB, its subsidiaries and NCB Development Corporation as well as all companies, is the readiness of its computer systems for the next millennium. NCB is dependent upon its internal computer systems and has external interdependencies with other financial institutions and customers.

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

     NCB has substantially completed all core systems testing. Test results to date have indicated the systems to be Year 2000 ready. Management completed and the Board approved a business continuity plan in April 1999. The plan was tested in August and September 1999. The plan was complete and supportive of core business process by individual units throughout NCB. The plan will be updated as the year progresses.

Table (A)

Total Mission Critical Systems (MCS)   61

            Number of MCS:

                      Repaired          6
                      Replaced          0
                      Retired           0
                      Vendor Upgraded  55
                      Tested Only       0
                      Outsourced        0

Table (B)
Phase Completion Status As of September 30, 1999:

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

Table (C)
Non-Information Technology Items (Infrastructure Items)

                           Compliant (Y=Yes)
Kastle System                   Y
Montgomery Kone(HVAC)           Y
TRANE(Elevators)                Y
Willtel(Phone)                  Y
PEPCO                           Y
Sungard Business Recovery       Y


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 1998 to September 30, 1999.


ITEM 6. EXHIBITS

 (a)  The following exhibits are filed as part of this report:

         Exhibit 10-17 - Second Amendment Agreement to Note Purchase Agreement with Lutheran Brotherhood et al. (June 1999)

         Exhibit 10-24 - First Amendment Agreement to Note Purchase Agreement with First AUSA Life Insurance et al. (June 1999)

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