Form 10-K
period 1999-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2000-03-30
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.
                              20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999 Commission file number 2-99779

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

     Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements of the past 90 days.      Yes  X     No_____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. A subsidiary of the registrant holds 2.68% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.

                 (Cover Continued on Next Page )

                       ( Cover Continued )

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Outstanding at December 31, 1999

Class C
(Common stock, $100.00 par value)            223,807

Class B
(Common stock, $100.00 par value)            998,795

Class D
(Common stock, $100.00 par value)                  3
                              INDEX

                             PART I

Item 1  Business...................................................1

Item 2  Properties.................................................9

Item 3  Legal Proceedings..........................................9

Item 4  Submission of Matters to a Vote
          of Security Holders......................................9

                             PART II

Item 5  Market for the Registrant's Common Stock and Related
          Stockholder Matters......................................10

Item 6  Selected Financial Data....................................13

Item 7  Management's Discussion and Analysis of
          Financial Condition and Results of Operations............14

Item 7A Quantitative and Qualitative Disclosures about
          Market Risk..............................................33

Item 8  Financial Statements and Supplementary Data................39

Item 9  Changes in and Disagreements with Accountants,
          on Accounting and Financial Disclosure...................78

                            PART III

Item 10 Directors and Executive Officers of the Registrant.........78

Item 11 Executive Compensation.....................................87

Item 12 Security Ownership of Certain
          Beneficial Owners and Management.........................89

Item 13 Certain Relationships and Related Transactions.............90

                             PART IV

Item 14 Exhibits, Financial Statement Schedules
          and Reports on Form 8-K..................................94

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

     The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, Chicago, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its office in Ohio.

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

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

Eligibility Requirements

       Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis;
(2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for retailer members of wholesaler cooperatives in the food and hardware industries. In addition, organizations applying for loans must comply with other technical requirements imposed by NCB.



Lending Authorities

       The Board of Directors establishes its policies governing the lending operations in compliance with the Act and the policies are carried out by management. The management in turn adopts and implements guidelines and procedures consistent with stated Board directives. Lending policies and guidelines are reviewed regularly by the Board of Directors and management to make needed changes and amendments.

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

INTEREST RATES

     NCB charges interest rates approximately equal to the market rates charged by other financial institutions for comparable types of loans. NCB seeks to price its loans to yield a reasonable risk adjusted return on its portfolio in order to build and maintain its financial viability and to encourage the development of new and existing cooperatives. In addition, to ensure that NCB will have access to additional sources of capital in order to sustain its growth, NCB seeks to maintain a portfolio that is competitively priced and of sound quality.

Interest Rates for Real Estate Loans

     Real estate loans are priced under rate guidelines issued by NCB's Principal Transactions Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S.Treasury securities with yields adjusted to constant maturity of one, three, five or 10 years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days.

Interest Rates on Commercial Loans

     NCB makes commercial loans at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assessment of risk of the transaction. Typically, commercial loan repayment schedules are structured by NCB with constant monthly principal reduction plus interest on the outstanding balance.

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

Loans Benefiting Low-Income Persons

     Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB's outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities  to  serve the needs of predominantly  low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. As of December 31, 1999, 20.5% of the outstanding loans were to "low income persons".

Loans for Residential Purposes

     The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30 percent of the gross assets of NCB.

     To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 1999, approximately 13.0% of NCB's total assets consisted of loans which qualify under the residential cap.

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

     NCB Capital Corporation ("NCBCC") is a wholly-owned subsidiary of NCB that originates loans to cooperatives and sells loans in the secondary market. The company's name was changed from NCB Mortgage Corporation in November 1997. Where incidental to NCB financing programs for cooperatives, and to the development of cooperatives, NCBCC may make loans to entities that are not operating on a cooperative basis.

     NCB Insurance Brokers, Inc. ("NCBIB") is engaged in the business of brokering insurance to cooperatives.

     NCB I, Inc. ("NCB I") is a wholly-owned, special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB and NCB I are parties to an agreement under which each agrees not to commingle the assets of NCB I with those of NCB.

     NCB Retail Finance Corporation ("NCBRFC") is a wholly-owned special purpose corporation that participates in the securitization and sale of loans. NCBRFC is required by its certificate of incorporation to have at least two directors independent of NCB and to avoid commingling its assets with those of NCB.

COMPETITION

     Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.

REGULATION

     NCB is organized under the laws of the United States. NCB is examined annually by the Farm Credit Administration, but that agency has no regulatory or enforcement powers over NCB, and the General Accounting Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB's charter. NCB Savings Bank, FSB is regulated by the Office of Thrift Supervision. As a savings and loan holding company, NCB is subject to limited regulatory and enforcement powers of and examination by the Office of Thrift Supervision pursuant to 12 U.S.C. 1467a.

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

     NCB has determined that under the Internal Revenue Code as amended by the Act, all income generated by NCB and its subsidiaries, with the exception of NCB Savings Bank, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.

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

AGREEMENT CONCERNING CLASS A NOTES

      Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of January 1, 2000, the face amounts and current maturities of the outstanding replacement notes were as follows:

                  Current
    Replacement   Maturity    Face
      Note          Date      Amount         Maturity
        1          4/1/00    $53,553,328        3 months

        2         10/1/02    $36,854,000       36 months

        3         10/1/00    $55,281,000       60 months

        4         10/1/00    $36,854,000      120 months

     When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions. At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing
interest   rates  for  Treasury  obligations  of  comparable
maturities.  NCB intends generally to avail itself  of  this
right.   Thus,  until the final redemption of  the  Class  A
notes, NCB would have outstanding to the U.S. Treasury four traunches of Class A notes in the maturities stated above. In November 1994, however, NCB adopted a Capitalization and
Patronage   Refund  Policy(as  amended  April   1998)   that
contemplates the probable retirement of $25.0 million of Class A notes in 2010 and $25.0 million in 2015.


FURTHER INFORMATION

     For further information concerning the development of NCB's business in 1999, please see the response to Item 7.


                     ITEM 2. PROPERTIES

     NCB leases space for its Washington, D.C. headquarters and for four regional offices located in Anchorage, Chicago, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation and NCB I, Inc. maintain offices in Wilmington, Delaware while NCB Savings Bank, FSB maintains its office in Ohio. NCB's headquarters is 39,264 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December 31, 1999 was $1,458,407 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

      In  December  1999,  NCB signed a  ten-year  lease  of
approximately 48,000 square feet for its headquarters.   The
lease for the new space starts on April 1, 2001.

     Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:

                                         Other
            Year       Headquarters     Offices
            2000        $1,669,815     $254,146
            2001        $2,725,916     $261,858
            2002        $2,070,000     $267,407
            2003        $2,167,000     $280,170
            2004        $2,275,560     $292,863


                  ITEM 3. LEGAL PROCEEDINGS

     NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

           Item 4. SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS

     NCB did not submit any matters to a vote of its security holders during the fourth quarter of 1999.

                           PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS

     NCB currently has three classes of stock outstanding the rights of which are summarized as follows:

     Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and requires each borrower to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB will also repurchase, at par value, any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. At December 31, 1999, the stock required to be repurchased was approximately $5,000. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

     Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock(or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 6.21% during 1999. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and, if so, in what amount, accordingly rests within the discretion of NCB's Board of Directors. On April 24, 1997, the Board declared a cash dividend of $1.02 per share of Class C stock payable on or before June 30, 1997 to holders of record as of March 31, 1997. On April 23, 1998, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 1998 to holders of record as of March 31, 1998. On April 22, 1999, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 1999 to holders of record as of March 31, 1999. In November, 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

     There is no established public trading market for any class of NCB's common equity, and it is unlikely that any such market will develop in view of the restrictions on transfer of NCB's stock discussed above. Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Act for borrowers from NCB and may be permitted by NCB, within the limits set forth above, to transfer Class B stock to another borrower from NCB.

     As of December 31, 1999 there were 1,482 holders of Class B stock, 398 holders of Class C stock, and 3 holders of Class D stock.

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

     Under NCB's current patronage refund policy, which became effective in 1995, as amended, NCB makes the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 16% of its loan amount and thereafter in Class C stock. Under the current patronage refund policy, NCB generally intends to pay a minimum 35% of the patronage refund in cash to those patrons with stock holdings of 1.0% or more of their loan amount and up to 55% to those patrons with stock holdings of 12.5% or more of their loan amount. Beginning January 1, 2001, NCB generally intends to pay a minimum 40% of the patronage refund in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 60% to those patrons with stock holding of 10.0% or more of their loan amount. NCB will also distribute the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 12.5% of its loan amount and thereafter in Class C stock There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year.

     NCB  has declared a patronage refund for the year ended
December 31, 1999 of approximately $14.8 million, of which $5.6 million will be distributed in cash and $9.2 million in Class B or Class C stock.



                         ITEM 6. SELECTED FINANCIAL DATA
                              (DOLLARS IN THOUSANDS)

At December 31,                           1999      1998     1997     1996     1995
Loans and lease financing             $  947,898  $795,174 $773,768 $750,094 $597,190
Allowance for loan losses                 18,694    17,426   17,638   15,505   14,554
Total assets                           1,056,510   933,415  869,304  839,336  684,532
Total capital*                           329,825   322,838  314,376  307,714  300,995
Subordinated debt**                      182,542   182,542  182,542  182,542  182,542
Long-term borrowings, including
 subordinated debt                       468,805   413,735  387,335  384,679  337,230
Members' equity                          147,283   140,296  131,833  125,172  118,453
Other borrowed funds including
 deposits                                695,923   575,265  531,740  515,257  365,288

For the Years Ended December 31,          1999      1998     1997     1996     1995
Total interest income                  $  79,917  $ 71,187 $ 68,787 $ 61,265 $ 52,770
Total interest expense                    49,760    45,561   41,944   35,299   30,753
Net interest income                       30,157    25,627   26,843   25,966   22,017
Net income                                14,714    12,628   12,462   11,199    9,083
Ratios
 Capital to assets                         31.2%     34.6%    36.2%    36.7%    44.0%
 Return on average assets                   1.4%      1.4%     1.5%     1.5%     1.5%
 Return on average members' equity         10.1%      9.3%     9.7%     9.2%     7.8%
 Net yield on interest earning assets       3.0%      2.9%     3.3%     3.7%     3.7%

Average members' equity as a percent of
 Average total assets                      14.1%     14.8%    15.3%    16.5%    18.9%
 Average total loans and lease financing   15.8%     17.5%    17.9%    19.2%    21.9%
 Net average loans and lease financing
  to average total assets                  89.0%     84.9%    85.5%    84.3%    84.0%
 Net average earning assets to
  average total assets                     97.4%     96.0%    95.9%    92.4%    92.7%
 Allowance for loan losses
  to loans outstanding                      2.0%      2.2%     2.3%     2.1%     2.5%
 Provision for loan losses
  to average loans outstanding              0.1%      0.1%     0.5%     0.3%     0.4%

 * - Capital includes members' equity and subordinated debt
** - Excludes deferred hedge gains


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 and 1998

Financial Summary

     Net  income for the year ended December 31, 1999  was  $14.7 million,  representing  an  increase of  $2.1  million  or  16.5%
compared with $12.6 million in 1998. The variance resulted primarily from $4.5 million and $1.6 million increases in net interest income and non-interest income, respectively, which was partially offset by a combined increase in non-interest expense and provision for income taxes of $4.0 million.

     NCB continued to maintain strong credit quality. Impaired assets amounted to .3% of total assets at year end. Total loans charged off as a percentage of total loans and leases outstanding at December 31, 1999 was .03%. The provision for loan losses as a percentage of average loans and leases remained at .1% in 1999 and 1998. In this same period, the allowance for loan losses as a percentage of average loans and leases decreased to 2.0% in 1999 from 2.2% in 1998.

     The  return  on  average assets was 1.4% for both  1999  and
1998.  The  return on average equity increased to 10.1%  in  1999 compared with 9.3% in 1998.

     Total assets were $1.06 billion at December 31, 1999, up 13.2% or $123.1 million from $933.4 million as of December 31, 1998. This resulted from an increase in net loans and lease financing, loans held for sale and other assets of $161.1 million partially offset by a decrease in cash and cash equivalents, restricted cash and investment securities of $38.0 million.

Net interest income

     Net interest income for 1999 was $30.2 million, which was an
increase  of   $4.5 million or 17.7% over $25.6  million  in  the
prior year. Table 1 contains more detailed information about the $4.5 million increase.

     As shown on Table 2, while average interest earning assets at December 31, 1999 increased 15.0%, the average yield dropped 20 basis points to 7.89% in 1999 from 8.09% in 1998. The net interest spread increased slightly by 1 basis point to 2.07% from 2.06% while net interest yield on interest earning assets was 2.98% and 2.91% for the twelve months ended December 31, 1999 and 1998, respectively.

       For the year ended December 31, 1999, interest income increased 12.3% to $79.9 million compared with $71.2 million from the prior year. The increase in interest income was due to a higher average balance of real estate loans and commercial loans and leases. Average loans and leases outstanding at year end 1999 increased 18.8% to $924.7 million compared with $778.2 million at December 31, 1998.

     Total interest expense increased $4.2 million or 9.2% to $49.8 million for the year ended December 31, 1999 from $45.6 million in 1998. As shown on Table 2, the average rate on interest bearing liabilities at December 31, 1999 declined 21 basis points to 5.82% from 6.03% at December 31, 1998.

     See Table 1 & Table 2

Credit quality

     Credit quality improved and continued to remain strong in 1999. NCB maintains loan loss reserves that, in management's judgement based on current expectations relative to portfolio characteristics, are adequate to absorb future losses inherent in the loan portfolio.

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

     By maintaining an adequate allowance for loan losses, management seeks to protect NCB's capital against the risk of losses inherent in the credit extension process. The allowance is increased by the provision for possible credit losses and decreased by the amount of charge-offs, net of recoveries. The adequacy of the allowance for loan losses is determined based on risk ratings, current and future economic conditions, concentrations, diversification, portfolio size, collateral and guarantee support and level of nonperforming and delinquent credits, among other relevant factors.

     The provision for loan losses increased to $908.9 thousand in 1999 from $842.9 thousand in 1998 due to loan growth. The provision as a percentage of average loans and leases outstanding was .1% in both 1999 and 1998.

     The allowance for loan losses increased 7.3% to $18.7 million as of December 31, 1999 from $17.4 million a year earlier. The allowance as a percentage of loans and leases outstanding decreased to 2.0% at December 31, 1999 from 2.2% at December 31, 1998. The allowance as a percentage of impaired assets increased to 572% in 1999 compared with 259% in the prior year.

Table 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)
                                     1999 Compared to 1998       1998 Compared to 1997
                                   Increase (decrease) due to  Increase (decrease) due to
                                           change in:                  change in:

                                  Average  Average             Average  Average
For the years ended December 31,  Volume*    Rate    Net**     Volume*    Rate   Net**

Interest Income

Cash equivalents and investment
 securities                       $  (846) $   346   $ (500)   $   959  $(1,453) $  (494)
Commercial loans and leases         8,039   (1,181)   6,858       (215)     567      352
Real estate loans                   4,065   (1,693)   2,372      4,984   (2,443)   2,541

Total interest income              11,258   (2,528)   8,730      5,728   (3,329)   2,399

Interest Expense

Deposits                              830     (128)     702      1,046      (77)     969
Notes payable                       5,008   (1,144)   3,864     10,933   (8,660)   2,273
Subordinated debt                       0     (367)    (367)         0      374      374

Total interest expense              5,838   (1,639)   4,199     11,979   (8,363)   3,616

Net interest income               $ 5,420  $  (889)  $4,531    $(6,251) $ 5,034  $(1,217)

 *Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been "allocated to change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
For the years ended December 31,          1999                 1998                      1997
                                              Ave.                      Ave.                      Ave.
Assets                     Average   Income/  Rate/   Average  Income/  Rate/   Average  Income/  Rate/
                           Balance*  Expense  Yield   Balance* Expense  Yield   Balance* Expense  Yield

Interest earning assets
 Real estate loans        $  467,766  $35,865  7.67%  $415,493 $33,493  8.06%   $355,160 $ 30,951  8.71%
 Commercial loans and
  leases                     456,885   38,808  8.49%   362,670  31,950  8.81%    365,143   31,599  8.65%

 Total loans and leases      924,651   74,673  8.08%   778,163  65,443  8.41%    720,303   62,550  8.68%

Investment securities
 and cash equivalents         87,787    5,244  5.97%   102,218   5,744  5.62%     87,386    6,237  7.14%

 Total interest earning
  assets                   1,012,438   79,917  7.89%   880,381  71,187  8.09%    807,689   68,787  8.52%

Allowance for loan losses    (18,330)                  (17,722)                  (16,747)

Non-interest earning assets
 Cash                          6,039                     1,327                     5,028
 Other                        39,259                    52,837                    46,176

Total non-interest earning
 assets                       45,298                    54,164                    51,204

Total assets              $1,039,406                  $916,823                   $842,146

Liabilities and members' equity

Interest bearing liabilities
 Subordinated debt        $  182,542  $10,463  5.73%  $182,542 $10,830  5.93%   $182,542 $ 10,455  5.73%
 Note payable                547,143   33,655  6.15%   466,288  29,791  6.39%    409,767   27,518  6.72%
 Deposits                    125,058    5,642  4.51%   106,720   4,940  4.63%     84,147    3,971  4.72%

 Total interest bearing
  liabilities                854,743   49,760  5.82%   755,550  45,561  6.03%    676,456   41,944  6.20%
 Other liabilities            38,470                    25,461                    36,754
 Members' equity             146,193                   135,812                   128,936

   Total liabilities and
     members' equity      $1,039,406                  $916,823                  $842,146

Net interest earning
 assets                   $  157,695                  $124,831                  $131,233
Net interest revenues and
 spread                               $30,157 2.07%            $25,626  2.06%             $26,843  2.32%
Net yield on interest
 earning assets                               2.98%                     2.91%                      3.32%

*Based on monthly balances. Average loan balance includes nonaccrual loans.

     Total impaired assets (non-accruing and restructured loan and real estate owned(REO)) decreased to $3.3 million at December 31, 1999 from $6.7 million at December 31, 1998. At December 31, 1999 and 1998, impaired assets as a percentage of total capital were 2.2% and 4.8%, respectively.

   See Table 3 & Table 4

     Non-accruing loans, as a percentage of loans and leases, were .06% and .3% at year end 1999 and 1998, respectively. The decrease of $1.7 million in REO was due to the sale of various parcels and the write down of foreclosed real estate properties.

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

     See Table 5

Non-interest income

     Non-interest income increased 11.4% to $15.7 million at year end 1999 from $14.1 million in 1998. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on sold loans, management fees, advisory and debt placement fees and other income. Gain on sale of loans of $8.4 million in 1999, which represented 53.7% of non-interest income, increased 44.8% from $5.8 million for year ended December 31, 1998. Loan sales in 1999 and 1998 were $408.1 million and $578.8 million, respectively. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1999 and 1998.

     Servicing income remained a stable source of non-interest income for NCB in 1999. NCB earned servicing fee income of $2.8 million and $2.6 million in 1999 and 1998, respectively. As of December 31, 1999, NCB serviced $2.1 billion in single and multi-family real estate and commercial loans for investors compared with $1.8 billion at year end 1998.

     Other income decreased 22.3% to $4.4 million for the year ended December 31, 1999 compared with $5.7 million for
the  prior  year.   The majority of the  decrease  in  other
income was related to a write down of a real estate owned property and reduced amortization of interest-only receivables.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

For the years ended December 31,          1999      1998      1997      1996      1995

Balance at beginning of year            $17,426   $17,638   $15,504   $14,554   $13,031

Charge-offs
  Commercial                               244      1,161       597     1,106       131
  Real estate - residential                 20         70       958        31       568
   Total charge-offs                       264      1,231     1,555     1,137       699

Recoveries
 Commerical                                437        101       133       137       125
  Real estate - residential                186         75        52         0       192
   Total recoveries                        623        176       185       137       317

Net charge-offs (recoveries)              (359)     1,055     1,370     1,000       382

Provision for loan losses                  909        843     3,504     1,950     1,905

Balance at end of year                 $18,694    $17,426   $17,638   $15,504   $14,554

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

At December 31,                     1999             1998              1997              1996              1995
                                       Percent           Percent           Percent           Percent           Percent
                              Amount   of Total Amount   of Total Amount   of Total Amount   of Total Amount   of Total

Loans and lease financing

 Commercial *                 $470,913   49.7%  $353,768   44.5%  $347,658   44.9%  $342,211  45.6%   $327,215  54.8%
 Real estate - residential*    408,204   43.1   386,565    48.6    389,153   50.3    384,035  51.2     247,524  41.5
 Real estate - commercial        8,677     .9     7,350      .9      7,025    1.0      8,742   1.2       9,361   1.6
 Lease financing                60,104    6.3    47,491     6.0     29,932    3.8     15,106   2.0      13,090   2.1

Total loans and lease
 financing                    $947,898  100.0% $795,174  100.0%   $773,768  100.0%  $750,094 100.0%   $597,190 100.0%

Allocation of allowance for loan
losses

 Commercial                   $ 10,659   57.0% $  9,240   53.1%   $ 10,348   58.7%  $  7,826  50.5%   $  7,158  49.2%
 Real estate - residential       4,484   24.0     6,097   35.0       6,971   39.5      6,963  44.9       5,820  40.0
 Lease financing                   301    1.6       671    3.8         319    1.8        151   1.0         250   1.7
 Unallocated                     3,250   17.4     1,418    8.1           0    0.0        564   3.6       1,326   9.1

Total allowance for loan
 losses                       $ 18,694  100.0% $ 17,426  100.0%   $ 17,638  100.0%  $ 15,504 100.0%   $ 14,554 100.0%

*Includes loans held for sale


Table 5
IMPAIRED ASSETS
(dollars in thousands)

At December 31,         1999       1998       1997       1966      1995

 Real estate owned     $2,687     $4,343     $5,115     $  377    $1,397

 Non-accruing             580      2,385      3,030      2,829     1,741

 Restructured            -          -          -         1,049       709

                       $3,267     $6,728     $8,145     $4,255    $3,847


Non-interest expense

     Non-interest expense for the year ended December 31, 1999 increased 15.3% to $28.6 million compared with $24.8 million for the prior year. Non-interest expense as a percentage of average assets was 2.7% for 1999 and 1998. Salaries and benefits, remaining by far the single largest component of non-interest expense, increased 13.1% or $1.7 million from last year due to a higher employee count and bonus accruals than the prior year. Salaries and employee benefits accounted for 50.4% of non-interest expense in 1999 compared with 51.4% in 1998. As of December 31, 1999, NCB and its consolidated subsidiaries employed 187 employees compared with 172 employees one year earlier. For the year ended December 31, 1999, contractual services increased $214.6 thousand or 4.4% to $5.1 million from $4.9 million in 1998. The increase in contractual services was related to e-commerce and corporate development and marketing expenses. Occupancy and equipment and other expenses increased by $664 thousand due to additional rental space and increases in maintenance contracts for various software packages and computer/internet related supplies and services. Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCB Development Corporation(NCBDC). These contributions are discretionary and are based upon the approval of NCB's Board of Directors. There was no contribution to NCBDC in 1998 while in 1999 $1.0 million was contributed to fund certain business activities. Other expenses went up $250.2 thousand due mainly to increased travel expenses associated with loan growth. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets was 2.7% in both 1999 and 1998.

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

1998 and 1997

     Net income for year ended December 31, 1998 of $12.6 million showed a slight increase of $165 thousand or 1.3% compared with $12.5 million in 1997. The positive effects of the increase in interest income of $2.4 million and the decrease in the provision for possible credit losses of $2.7 million were offset by increased interest expense and non-interest expenses of $3.6 million and $.7 million, respectively.

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

     Non-interest income decreased 3.4% from $14.6 million at year end 1997 to $14.1 million in 1998. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, origination fees and advisory fees. Gain on loan sales of $5.8 million in 1998, which represented 41.3% of non-interest income, decreased 19.7% from $7.2 million for year ended December 31, 1997. The decrease was attributable to lower gains on large loan sales in the fourth quarter due to market conditions. Real estate loan sales in 1998 of $569.3 million reflected an increase of 77.7% or $248.9 million compared with $320.4 million in 1997. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1998 and 1997.

     Non-interest expense for the year ended December 31, 1998 increased 2.9% to $24.8 million compared with $24.1 million for the prior year. Non-interest expense as a percentage of average assets was 2.7% and 2.9% for 1998 and 1997, respectively. Salaries and benefits, remaining by far the single largest component of non-interest expense, had a minimal increase of .6% or $78 thousand from 1997. Salaries and employee benefits accounted for 51.4% of non-interest expense in 1998 compared with 52.6% in 1997. As of December 31, 1998, NCB and its consolidated subsidiaries employed 172 employees compared with 159 employees one year earlier. For the year ended December 31, 1998, contractual services increased $1.1 million or 27.7% to $4.9 million from $3.8 million in 1997. The increase in contractual services was mainly due to higher audit fees and corporate development and marketing expenses. Occupancy and equipment and other expenses went up by $572 thousand due to increases in depreciation associated with new technology and computer/internet related supplies and services. Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. In 1998, there was no contribution to NCBDC while in 1997 $1.0 million was made to fund certain business activities. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets remained the same at 2.7% in 1998 and 1997.

1999 and 1998 Fourth quarter results

     Net income for the fourth quarter of 1999 decreased 82.0% or $4.1 million compared with $5.0 million for the
prior   year's  quarter.   The  negative  variance  resulted
primarily from a decrease of $1.9 million in non-interest income due to timing of loan sales and increases of $3.4 million in non-interest expense and $121 thousand in provision for income taxes. The majority of the increase in non-interest expense was due to higher year-end bonus accruals and e-commerce and marketing expenses. This decrease was partially offset by an increase in net interest income of $1.4 million.

See Table 6

Sources of funds

Capital Markets Access

      NCB maintains line of credit facilities provided by a consortium of banks. At year end 1999 and 1998, total borrowing capacity under these facilities was $452.5 million and $402.5 million, respectively. The outstanding balance at December 31, 1999 was $79.5 million compared with an outstanding balance of $156.0 million at December 31, 1998.

     NCBSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) where it has a blanket pledge agreement requiring advances to be secured by eligible mortgages with a principal balance of 150% of such advances. There were outstanding advances of $15.0 million at December 31, 1999. There were no outstanding advances at December 31, 1998.

     NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December 31, 1999 and 1998, the short-term borrowings
outstanding   were   $17.2  million   and   $34.7   million,
respectively.

     Usage on all short term borrowings, as measured by average outstanding balances during the year, increased from $251.1 million in 1998 to $282.3 million in 1999 due to growth in real estate and commercial loans and leases and additional activity to fund warehoused real estate loans.

     In 1998, steps were taken to move into the medium term note market. In 1999, NCB received Board approval to issue up to $400.0 million under the medium term note program. As of December 31, 1999 and 1998, NCB had $100.0 million and $55.0 million outstanding under this program. In addition, during 1997, NCB implemented a commercial paper program. In 1999, NCB received Board approval to issue up to $250.0 million in commercial paper. At year-end 1999 and 1998, face values of $172.4 million and $30.0 million, respectively, were outstanding.

     In  August  1999, NCB also received Board  approval  to
issue  up  to  $50.0 million in trust preferred  securities,
preferred  stock  or  subordinated  debt.   There   was   no
outstanding issuance at December 31, 1999.

     Unused  capacity  under  the short-term  and  long-term
facilities  of  approximately  $183.3  million  and   $350.0
million, respectively, is sufficient to meet anticipated disbursements in 2000.

     NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB Savings Bank, FSB, for sale into the secondary market. In 1999, NCB sold $408.1 million of cooperative real estate, commercial and share loans compared with $578.8 million in the prior year.

     In   2000,  NCB  expects  to  sell  $464.0  million  of
cooperative real estate and share loans in the secondary market, some of which will be originated subsequent to December
31, 1999.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollars in thousands)

                                              1999                                    1998
For the three months ended    Dec. 31  Sept. 30  June 30  March 31    Dec. 31  Sept. 30  June 30  March 31

Interest income               $21,091  $20,690   $19,634  $18,502     $17,561  $18,354   $17,895  $17,377
Interest expense               13,611   12,810    12,475   10,864      11,457   12,121    11,459   10,524

Net interest income             7,480    7,880     7,159    7,638       6,104    6,233     6,436    6,853
Provision for loan losses          32       42       418      417          30       30       430      353

Income after provision for
 loan losses                    7,448    7,838     6,741    7,221       6,074    6,203     6,006    6,500
Non-interest income             2,689    5,324     6,013    1,641       4,587    1,903     2,054    5,524

Net revenue                    10,137   13,162    12,754    8,862      10,661    8,106     8,060   12,024
Non-interest expense            8,739    6,360     7,079    6,387       5,298    6,246     7,004    6,222

Income before income taxes      1,398    6,802     5,675    2,475       5,363    1,860     1,056    5,802

Provision for income taxes        500      409       403      324         379      404       377      293

Net income                    $   898  $ 6,393   $ 5,272  $ 2,151     $ 4,984  $ 1,456   $   679  $ 5,509

Deposits

     At NCB's wholly-owned subsidiary, NCB Savings Bank, FSB, deposits increased 2.1% to $126.1 million in 1999 from $123.4 million a year earlier. The average deposit growth of 17.2% was attributable to an aggressive campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 1999 and 1998 were 4.5% and 4.7%, respectively. The average maturity of the certificates of deposit at December 31, 1999 was 14.7 months compared with
15.4 months at same period in the prior year. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities -- 14.3% in 1999 compared with 16.3% in 1998. Management anticipates that deposits will represent an increasing portion of its funding structure.

Uses of funds

Loans and Leases

     Loans  and  leases  outstanding increased  19.2%  to  $947.9 million at year-end 1999 from $795.2 million in 1998.

     NCB's commercial loan portfolio expanded with new business opportunities. The commercial loan and lease portfolio increased 32.3% to $531.0 million at December 31, 1999 compared with $401.3 million a year earlier. The commercial loan portfolio reflects an increase in the areas of food processing and distribution, financial services, native Alaskan and hardware wholesale cooperatives due to loan growth. Loans to medical service and supplies borrowers decreased due to scheduled loan repayments and maturities.

     NCB's real estate portfolio increased 5.8% to $416.9 million at the end of 1999 from $393.9 million at same period last year. The real estate portfolio was substantially composed of multifamily blanket mortgages and single family share loans. NCB does not invest in speculative commercial real estate transactions.

     For 2000, NCB expects continued growth in its origination and secondary marketing activities. For both commercial and real estate lines of business, new disbursements and loan sales are expected to be approximately $301.8 million and $582.7 million, respectively.

Cash, Cash Equivalents, and Investment Securities

     Cash, cash equivalents, and investments decreased 31.2% or $38.0 million to $83.8 million at December 31,1999, compared with $121.8 million in 1998. Cash, cash equivalents, and investment securities represent 8.1% of interest earning assets in 1999 compared with 13.5% in 1998.
Asset and liability management

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

     NCB's asset liquidity is generally provided by maintaining near-cash and short-term investments which can be converted to cash at little or no cost. These investments include: fed funds, eurodollar investments, commercial paper, certificates of deposit, and other short term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 1999, NCB held $29.9 million in cash and cash equivalents compared with $66.6 million in cash and cash equivalents at year end 1998. These funds are normally used to fund business operations.

     At December 31, 1999 and 1998, NCB had $25.8 million and $13.7 million, respectively, of investment portfolio which is a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity remained at approximately 3 years and 5 years for 1999 and 1998, respectively.

     Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

     NCB  also  has $452.5 million of revolving lines of  credit.
At December 31, 1999, the following commitments were outstanding:

     $210.0 million is committed until May 24, 2000
     $140.0 million is committed until May 24, 2002
      $50.0 million is committed until April 14, 2000

The remaining balance of $52.5 million is uncommitted at December
31, 1999. Average outstanding balances were $118.0 million in 1999 compared with $165.8 million in 1998.

      NCB maintains available committed capacity, under its short term facilities, in an amount not less than the outstanding commercial paper balance.

      Additionally,  NCB  has authority to  issue  up  to  $400.0 million under the medium term program. As of December 31, 1999, $100.0 million is outstanding under this program.

     Finally, NCB's wholly-owned subsidiary, NCB Savings Bank, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. NCB Savings Bank, FSB, uses cooperative deposits to co-originate loans with NCB.

See Table 7

Year 2000

     Many activities relating to NCB's corporate-wide year 2000 program took place during the months before January 1, 2000 and the weeks immediately thereafter. To manage these efforts, NCB employed a coordinated management strategy to facilitate detection and resolution of potential Year 2000 disruptions, and to ensure efficient communications with NCB's management, staff, customers, and third parties.

     As a result of diligent monitoring, NCB's systems were available earlier than predicted. As testing proceeded over the transition, very few system problems were reported, and all of these problems were resolved with little or no impact to NCB and its customers.

     The relatively smooth transition into the Year 2000 indicates that remediation efforts were largely successful. NCB has nonetheless planned for the possibility that Year 2000 failures may yet be discovered. Monitoring and reporting will continue throughout 2000 in compliance with FFIEC guidelines.

     Direct costs incurred by NCB have totaled approximately $55,000. NCB does not expect to incur any Year 2000 expenses in the future.




 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following tables present an analysis of the sensitivity inherent in NCB's net interest income and market value of portfolio equity (market value of assets, less liabilities, adjusted for the market value of mortgage servicing rights and
off-balance-sheet  instruments).   The  interest  rate  scenarios
presented in the table include interest rates at December 31, 1999 and December 31, 1998 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions. The negative change in the table for Net Interest Income and Market Value Portfolio Equity for 1999 versus 1998 (up 100 and 200 shock scenarios) relates to the combination of several factors which include: the higher proportion of short-term debt financings, maturities, repricings, and the reduction in cash and cash equivalents at December 31, 1999.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest
income  variability  reflects  NCB's  interest  sensitivity   gap
(defined below).
                                   1999
                               CHANGE IN             CHANGE IN
            CHANGE IN         NET INTEREST        MARKET VALUE OF
          INTEREST RATES         INCOME           PORTFOLIO EQUITY

             +200                (6.3)%                (11.3)%
             +100                (3.0)                  (6.1)
                0                 0.0                    0.0
             -100                 2.8                    4.3
             -200                 5.1                    9.2

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

     3. Assumptions about the effect of embedded options and prepayment speeds:
          NCB is subject to limited prepayment risk given the structure of the loans; therefore limited prepayments are factored into the assumptions.

     The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceed liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB's one-year cumulative gap positions at December 31, 1999 and 1998 were negative $95.9 million or (9.07%) of assets and positive $26.0 million or 2.78% of assets, respectively.

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

     The  following  tables set forth the expected  maturity  and
repricing   characteristics   of   NCB's   consolidated   assets,
liabilities and off-balance sheet contracts at December 31,  1999 and 1998.

See Table 8 and 9

     It is clear from Table 8 that on December 31, 1999 NCB had a negative gap (as a percentage of total assets) of 9.07% and 10.91% at the one year and 180 day time horizons, respectively. Table 9 indicated that on December 31, 1998, NCB had a positive gap (as a percentage of total assets) of 2.78% and 2.35% at the one year and 180 day time horizons, respectively. At December 31, 1999 and 1998, NCB's static gap positions were in compliance with existing Board policies.

Table 7
MATURITY SCHEDULE OF LOANS
(dollar in thousands)

                                        One Year
                            One Year    Through       Over
At  December  31,  1999     or Less     Five Years  Five Years    Total

Commercial                  $39,774     $205,028    $226,111    $470,913
Real estate-residential       6,484       79,280     322,440     408,204
Real estate-commercial        3,324        3,125       2,228       8,677
Leases                           47       49,215      10,842      60,104

Total loans and leases      $49,629     $336,648    $561,621    $947,898


Fixed interest rate loana               $180,132    $322,890

Variable interest rate
 loans                                   156,516     238,731

                                        $336,648    $561,621

Table 8
Interest Rate Sensitivity
(dollar in thousands)
                                                                                       Over 12
At December 31, 1999       Interest    Interest    Interest    Interest    Interest   Months and
                          -sensitive -sensitive  -sensitive  -sensitive  -sensitive  Non-Interest
                            30 day     3 month     6 month    12 month     Total      Sensitive     Total

Interest earning assets
  Cash and cash
   equivalents             $ 41,901   $      0    $      0    $      0   $ 41,901    $      0      $   41,901
  Investment securities       2,284      3,962       3,023       2,491     11,760      39,432          51,192
  Loans and leases           76,486    353,712      40,607      80,875    551,680     418,361         970,041

    Total interest earning
     assets                $120,671   $357,674    $ 43,630    $ 83,366   $605,341     $457,793     $1,063,134

Interest bearing
liabilities
  Deposits                 $ 53,484   $  4,747    $ 10,490    $ 31,877   $100,598     $ 25,473     $  126,071
  Short-terms borrowings    265,309     18,280           0           0    283,589            0        283,589
  Long-term debt*            44,263     32,000           0           0     76,263      210,000        286,263
  Subordinated debt*         53,631          0           0      92,135    145,766       36,854        182,620

    Total interest bearing
     liabilities            416,687     55,027      10,490     124,012    606,216      272,327        878,543

Other
  Other non-interest
   bearing, net                   0          0           0           0          0      184,591        184,591
  Effect of interest
   rate swaps and
    financial futures             0     40,000     115,000     (60,000)    95,000      (95,000)             0

   Total                  $ 416,687   $ 95,027   $ 125,490    $ 64,012   $701,216     $361,918     $1,063,134

Repricing difference      $(296,016)  $262,647   $ (81,860)   $ 19,354   $(95,875)    $ 95,875

Cumulative gap            $(296,016)  $(33,369)  $(115,229)   $(95,875)

Cumulative gap as %
 total assets                -28.02%     -3.16%     -10.91%      -9.07%

* Net of premiums/discounts.

Table 9
Interest Rate Sensitivity
(dollar in thousands)
                                                                                Over 12
At December 31, 1998      Interest   Interest   Interest   Interest   Interest  Months and
                         -sensitive -sensitive -sensitive -sensitive -sensitive Non-Interest
                            30 day    3 month    6 month   12 month    Total    Sensitive     Total


Interest earning assets
  Cash and cash
   equivalents           $ 57,483   $      0   $      0  $     0     $ 57,483   $      0       $ 57,483
  Investment securities    28,548      1,192      3,199    3,247       36,186     31,122         67,308
  Loans and leases        183,155    194,839     31,097   62,457      471,548    323,439        794,987

    Total interest
     earning assets      $269,186   $196,031   $ 34,296  $65,704     $565,217   $354,561       $919,778

Interest bearing
liabilities
  Deposits               $  6,823   $ 10,870   $ 28,872  $24,806     $ 71,371   $  52,049       $123,420
  Short-terms borrowings  240,653          0          0        0      240,653           0        240,653
  Long-term debt*          19,193          0          0        0       19,193     192,000        211,193
  Subordinated debt*       53,717          0          0   36,854       90,571      92,135        182,706

    Total interest bearing
     liabilities          320,386     10,870     28,872   61,660      421,788     336,184        757,972

Other
  Other non-interest
   bearing, net                 0          0          0        0            0     161,806        161,806
  Effect of interest rate
   swaps and financial
   futures                      0     72,450     45,000        0      117,450    (117,450)             0

   Total                 $320,386  $  83,320   $ 73,872  $61,660     $539,238   $380,540        $919,778

Repricing difference     $(51,200) $ 112,711   $(39,576) $ 4,044     $ 25,979   $(25,979)

Cumulative gap           $(51,200) $  61,511   $ 21,935  $25,979

Cumulative gap as %
 total assets               -5.45%      6.55%      2.35%    2.78%

 Net of premiums/discounts.


Capital

     NCB's strong capital position should support growth, continuing access to financial markets, and allow for greater flexibility during difficult economic periods.

     Historically, NCB has maintained a strong capital structure. NCB's average equity to average assets was 14.1% in 1999 compared with 14.8% in 1998. When including NCB's subordinated debt, NCB's average total capital to average assets was 31.6% and 34.7% in 1999 and 1998, respectively. The Act limits NCB's outstanding debt to ten times its capital and surplus
(including the subordinated debt). As of December 31, 1999, NCB Savings Bank, FSB, maintained capital levels well in excess of regulatory requirements.

Patronage policy

     Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In June 1999, NCB distributed $12.9 million related to 1998 patronage refund to its active member-borrowers. Of this total, approximately $4.9 million was distributed in cash.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NCB's  financial statements and notes thereto are set forth  beginning
at  page  40  below.   NCB is not subject to any of  the  requirements  for
supplementary financial information contained in Item 302 of Regulation  S-K.




                 Report of Independent Public Accountants



To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the
responsibility  of  the  Company's  management.   Our responsibility is to
express an opinion on these financial statements based on our audits.

We  conducted  our  audits in accordance with auditing  standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 conformity with accepted accounting principles generally accepted in the United States.




Vienna, Virginia
January 26, 2000



                         NATIONAL COOPERATIVE BANK
                        CONSOLIDATED BALANCE SHEETS


                                                 December 31,
Assets                                         1999           1998

Cash and cash equivalents               $   29,910,037   $ 66,563,160
Restricted cash                              4,887,213     13,202,725
Investment securities
    Available-for-sale (amortized cost
    of $47,146,086 and $38,732,390)         46,283,045     39,127,948
    Held-to-maturity (fair value of
    $2,719,878 and $2,861,605)               2,710,191      2,892,312

Loans held for sale                        132,057,978    184,000,331
Loans and lease financing                  815,840,439    611,174,140
     Less: Allowance for loan losses       (18,693,670)   (17,426,450)
     Net loans held for sale and
       loans and lease financing           929,204,747    777,748,021

Other assets                                43,514,663     33,881,044

    Total assets                        $1,056,509,896   $933,415,210

Liabilities and Members' Equity
Liabilities
Deposits                                $  126,071,259   $123,419,544
Patronage dividends payable in cash          5,642,040      5,275,326
Other liabilities                           25,041,359     29,872,654
Borrowings
    Short-term                             283,589,354    220,652,186
    Long-term                              286,262,870    231,193,174
                                           569,852,224    451,845,360

    Subordinated debt                      182,620,212    182,706,417
    Total borrowings                       752,472,436    634,551,777
    Total liabilities                      909,227,094    793,119,301

Members' equity
Common stock
    Class B                                 99,879,531     92,209,648
    Class C                                 22,380,663     22,199,604
    Class D                                        300            300
Retained earnings
    Allocated                                9,203,865      7,245,656
    Unallocated                             16,682,644     17,097,102
Accumulated other comprehensive
  (loss) income                               (864,201)     1,543,599

      Total members' equity                147,282,802    140,295,909

      Total liabilities and members'
       equity                           $1,056,509,896   $933,415,210



The accompanying notes are an integral part of these financial statements.


                         NATIONAL COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                 1999         1998         1997

Interest income
   Loans and lease financing         $74,673,172  $65,443,587  $62,549,700
   Investment securities               5,243,761    5,743,674    6,237,441
      Total interest income           79,916,933   71,187,261   68,787,141

Interest expense
   Deposits                            5,642,331    4,939,806    3,970,498
   Short-term borrowings              15,690,813   14,614,417   11,229,046
   Long-term debt, other borrowings
    and subordinated debt             28,426,982   26,006,479   26,744,347
      Total interest expense          49,760,126   45,560,702   41,943,891

   Net interest income                30,156,807   25,626,559   26,843,250

Provision for loan losses                908,868      842,881    3,504,000
   Net interest income after
    provision for loan losses         29,247,939   24,783,678   23,339,250

Non-interest income

   Gain on sale of loans               8,413,595    5,808,568    7,229,368
   Loan and deposit servicing
    fees                               2,831,495    2,569,098    2,237,082
   Other                               4,422,192    5,689,462    5,097,382
      Total non-interest income       15,667,282   14,067,128   14,563,832

Non-interest expense
   Compensation and
    employee benefits                 14,402,289   12,736,507   12,658,409
   Contractual services                5,077,112    4,862,537    3,808,267
   Occupancy and equipment             5,059,604    4,395,558    4,016,118
   Contribution to NCB
    Development Corporation            1,000,000       -         1,000,000
   Other                               3,025,600    2,775,414    2,582,435
      Total non-interest
       expense                        28,564,605   24,770,016   24,065,229

Net income before taxes               16,350,616   14,080,790   13,837,853

Provision for income taxes             1,636,509    1,453,165    1,375,498

   Net income                        $14,714,107  $12,627,625  $12,462,355

Distribution of net income
   Patronage dividends               $14,845,905  $12,520,982  $13,982,639
   Retained earings                     (131,798)     106,643   (1,520,284)
                                     $14,714,107  $12,627,625  $12,462,355



The accompanying notes are an integral part of these financial statements.


                         NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


Years ended December 31,                    1999         1998         1997

Net income                              $14,714,107  $12,627,625  $12,462,355
Other comprehensive income,
 net of tax:
  Net unrealized holding
   (losses) gains before tax             (2,409,600)   1,201,899      405,577
  Tax benefit (expense)                       1,800        1,539         (642)

Comprehensive income                    $12,306,307  $13,831,063  $12,867,290




The accompanying notes are an integral part of these financial statements.



                         NATIONAL COOPERATIVE BANK
           CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
           For the years ended December 31, 1999, 1998 and 1997

                                           Retained   Retained    Accumulated Other   Total
                               Common      Earnings   Earnings      Comprehensive      Members'
                               Stock      Allocated  Unallocated    (Loss) Income      Equity

Balance, December 31, 1996  $100,352,300  $ 5,770,844 $19,113,185  $   (64,774)       $125,171,555
Net income                        -            -       12,462,355       -               12,462,355
Proceeds from issuance of
 stock                               500       -           -            -                      500
Cancellation and
 redemption of stock          (1,133,918)      -          247,597       -                 (886,321)
1996 patronage dividends
  distributed in stock
  and cash                     6,690,367   (5,770,844)   (144,882)      -                  774,641
Other dividends paid              -            -         (221,484)      -                 (221,484)
1997 patronage dividends
  To be distributed
   cash                           -            -       (5,872,708)      -               (5,872,708)
  Retained in form of
   equity                         -         8,109,931  (8,109,931)      -                   -
Unrealized gain on
 investment securities
 available-for-sale               -            -           -           404,935             404,935
Balance, December 31, 1997   105,909,249    8,109,931  17,474,132      340,161         131,833,473
Net income                        -            -       12,627,625       -               12,627,625
Adjustment to 1996 patronage
 dividends paid in 1997          (40,338)      -           -            -                  (40,338)
Proceeds from issuance
 of stock                            300       -           -            -                      300
Cancellation and
 redemption of stock            (403,294)      -           23,112       -                 (380,182)
1997 patronage dividends
 distributed in stock
 and cash                      8,943,635   (8,109,931)   (249,824)      -                  583,880
Other dividends paid              -            -         (256,961)      -                 (256,961)
1998 patronage dividends
  To be distributed cash          -            -       (5,275,326)      -               (5,275,326)
  Retained in form of
   equity                         -         7,245,656  (7,245,656)      -                   -
Unrealized gain on
 investment securities
 available-for-sale               -            -           -         1,203,438           1,203,438
Balance, December 31, 1998   114,409,552    7,245,656  17,097,102    1,543,599         140,295,909
Net income                        -            -       14,714,107       -               14,714,107
Adjustment to 1997 patronage
 dividends paid in 1998         (121,586)      -           -            -                 (121,586)
1998 patronage dividends
 distributed in stock
 and cash                      7,972,528   (7,245,656)    (31,775)      -                  695,097
Other dividends paid              -            -         (250,885)      -                 (250,885)
1999 patronage dividends
  To be distributed  cash         -            -       (5,642,040)      -               (5,642,040)
  Retained in form of equity      -         9,203,865  (9,203,865)      -                   -
Unrealized loss on
 investment securities
 available-for-sale               -            -           -        (2,407,800)         (2,407,800)
Balance, December 31, 1999  $122,260,494  $ 9,203,865 $16,682,644  $  (864,201)       $147,282,802)




The accompanying notes are an integral part of these financial statements.


                        NATIONAL COOPERATIVE BANK
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31            1999           1998            1997

Cash flows from operating
 activities
 Net income                          $  14,714,107  $  12,627,625   $  12,462,355
 Adjustments to reconcile net
  income to net cash provided
  by operating activities
 Provision for loan losses                908,868         842,881       3,504,000
 Depreciation and amortization          6,744,113       5,357,156       5,212,091
 Gain on sale of loans                 (8,413,595)     (5,808,568)     (7,229,368)
 Loans originated for sale           (337,493,655)   (586,305,753)   (365,279,273)
 Proceeds from sale of loans held
  for sale                            397,849,598     585,050,379     362,446,396
 (Increase) decrease in other
   assets                             (13,139,842)       (853,805)      3,441,735
 (Decrease) increase in other
   liabilities                         (4,831,295)     12,800,384       5,740,238

 Net cash provided by operating
  activities                           56,338,299     23,710,299      20,298,174

Cash flows from investing
 activities
 Decrease (increase) in restricted
  cash                                  8,315,512      (6,318,153)         -
 (Purchase) sale of investment
   securities
   Available-for-sale                 (20,001,505)       (350,000)     (7,046,767)
   Held-to-maturity                        -             (950,000)      1,464,131
 Proceeds from maturities of
  investments
   Available-for-sale                   1,505,990      15,677,261       5,009,306
   Held-to-maturity                       182,121          -              154,113
 Proceeds from sales of investments
   Available-for-sale                   6,182,453       3,460,000          -
 Net increases in loans and lease
  financing                          (213,704,720)    (35,401,178)    (44,351,586)
 Proceeds from sale of portfolio
  loans                                10,483,124       8,156,399      17,276,924
 Purchases of premises and
  equipment                            (1,286,360)       (953,488)       (712,729)

 Net cash used in investing
  activities                         (208,323,385)    (16,679,159)    (28,206,608)

Cash flows from financing activities
 Net increase (decrease) in
  deposits                              2,651,715      39,593,565      (4,794,023)
 Net increase (decrease) in short-
  term borrowings                      62,937,168     (22,468,421)     18,620,607
 Proceeds from issuance of long-
  term debt                            75,000,000      74,303,558      30,916,680
 Repayment on long-term debt          (20,113,749)    (48,000,000)    (28,000,000)
 Redemption of common stock                -               -              (15,000)
 Dividends paid                        (5,143,171)     (5,585,927)     (4,281,119)

Net cash provided by financing
 activities                           115,331,963      37,842,775      12,447,145

(Decrease) increase in cash and
  cash equivalents                    (36,653,123)     44,873,915       4,538,711

Cash and cash equivalents,
 beginning of year                     66,563,160      21,689,245      17,150,534

Cash and cash equivalents,
 end of year                        $  29,910,037   $  66,563,160   $  21,689,245


      The accompanying notes are an integral part of these financial statements.


                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental schedule of investing and financing activities:


                                             1999           1998         1997

Unrealized (loss) gain on investment
  available-for-sale                     $(2,407,800)   $ 1,203,438  $   404,935
Common stock cancelled against
 allowance for loan losses               $         0    $   403,294  $     9,114

Interest paid                            $49,512,131    $45,195,243  $40,722,565

Income taxes paid                        $ 1,528,668    $ 1,263,362  $ 1,223,695




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

     The Act also provided for the formation of NCB Development Corporation (NCBDC), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia. NCBDC provides loans and technical support to cooperative enterprises. NCBDC's bylaws provide for six directors from the NCB board to serve on the NCBDC board, along with three outside directors elected by NCB directors. Consistent with the Act, NCB makes deductible, voluntary contribu tions to NCBDC.

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

Comprehensive Income

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, " was issued. In 1998,
NCB   adopted  this  standard  which  requires  the  display   of
comprehensive   income  and  its  components  in  the   financial
statements. In NCB's case, comprehensive income includes net income and unrealized gains and losses on securities available-for-sale.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Leasing operations consist principally of leasing equipment under direct financing leases expiring in various years through 2006. All lease financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.

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

Servicing Assets and Interest-Only Receivables

       Effective January 1, 1997, NCB adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights". Both statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

      Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

      Under SFAS No. 125, servicing assets are assessed for impairment based on fair value. In addition, mortgage servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.   Cash and Cash Equivalents

     Cash  and  cash  equivalents consist of cash and  investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:
                                        1999         1998

Cash  in  bank                    $  9,298,908  $ 9,416,039
Federal funds                       10,598,862   33,570,870
Overnight   investments             10,012,267   23,576,251

                                   $29,910,037  $66,563,160


3.   Investment Securities

     The composition of investment securities available-for-sale at December 31 is as follows:

                                         1999
                                   Gross      Gross
                      Amortized  Unrealized  Unrealized    Fair
                         Cost      Gains      Losses       Value

U.S. Treasury and
 agency obligations  $18,641,632   $  -      $  194,287  $18,447,345
Corporate  bonds       4,728,080      3,890      10,932    4,721,038
Mutual funds           1,231,191      -           9,472    1,221,719
Money market           1,177,781      -         138,463    1,039,318
Interest-only
 receivables          21,367,402    404,327     918,104   20,853,625

                     $47,146,086   $408,217  $1,271,258  $46,283,045



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

     The maturities of investment securities available-for-sale at December 31, are as follows:

                                        1999
                                        Weighted
                           Amortized    Average
                             Cost       Yield     Fair Value

Within 1 year             $ 5,933,576    6.26%    $ 5,784,522
After 1 year through
 5 years                   21,581,877    6.23%     21,771,504
After 5 years through
 10 years                  19,630,633    6.96%     18,727,019

                          $47,146,086    6.54%    $46,283,045


                                        1998
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

      The composition of investment securities held-to-maturity at December 31 is as follows:

                                              1999
                                              Gross
                               Amortized    Unrealized     Fair
                                 Cost         Gains        Value

Mortgage-backed securities     $1,942,313    $9,687     $1,952,000
Private debt security             767,878      -           767,878

                               $2,710,191    $9,687     $2,719,878



                                              1998
                                              Gross
                               Amortized    Unrealized    Fair
                                 Cost         Losses      Value

Mortgage-backed securities     $1,942,312   $(30,707)  $1,911,605
Private  debt security            950,000      -          950,000

                               $2,892,312   $(30,707)  $2,861,605


      In both 1999 and 1998, mortgage-backed securities held-to-maturity have a weighted average yield of 9.4% and mature after ten years.

     In  1999 and 1998, securities available-for-sale totaling
$6,182,453 and $3,460,000, respectively, were sold resulting in a loss of $9,273 and a gain of $10,150, respectively.
There were no sales of securities classified as held-to-maturity during 1999 and 1998. NCB held callable investment securities with amortized costs of $331,680 and $1,992,553 at December 31, 1999 and 1998, respectively. The fair values of the callable securities are $326,808 and $2,016,170 in the same respective periods.

4.   Loan Servicing

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1999 and 1998 are $2,071,849,000 and $1,763,050,000, respectively.

5.   Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category at December 31 are as follows:

                                       1999         1998

Commercial loans
  Portfolio                        $467,689,219 $346,570,990
  Loans held for sale                 3,223,991    7,197,347
Real estate loans
  Residential                       279,370,068  209,762,519
  Loans held for sale               128,833,987  176,802,984
  Commercial                          8,676,896    7,349,882
Lease financing                      60,104,256   47,490,749

                                   $947,898,417 $795,174,471

  NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

                              Commercial Loans     Real Estate
Loans

                               1999     1998      1999      1998
By Region
  Northeast                    18.5%    20.5%     66.2%     72.6%
  South Atlantic                8.2      4.5       5.3       7.5
  Central                      22.3     25.6      19.8      10.8
  West                         51.0     49.4       8.7       9.1

                              100.0%   100.0%    100.0%    100.0%


                                       Percentage of Total
                                         Loan Portfolio

                                         1999       1998
By Borrower Type
  Real estate
    Residential                          40.3%      48.6%
    Commercial                            3.7         .9
  Commercial
    Food processing and distribution     19.3       17.1
    Financial services                    4.8        3.9
    Medical service and supplies          2.0        2.3
    Hardware                              7.1        5.9
    Alaskan native corporations           4.2        4.3
    Other                                12.3       11.0
  Lease financing                         6.3        6.0

                                        100.0%     100.0%

       NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is secured by real estate in New York City due to that city's extensive cooperative market. At December 31, 1999 and 1998, $186.0 million and $226.0 million, respectively, of real estate loans are secured by real estate in New York City. The collateral for all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

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

     The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows
(dollars in thousands):

                          Carrying Amount       Estimated Fair Value

                           1999      1998        1999       1998
Commercial
  Fixed rate loans       $257,433   $144,445    $262,590  $154,706
  Adjustable rate loans   210,256    202,126     212,551   206,671
  Loans held for sale       3,224      7,197       3,240     7,004
Real Estate
  Loans held for sale     128,834    176,803     129,650   191,425
  Portfolio-fixed rate     83,169     91,313      84,638    93,716
  Portfolio-adjustable    204,878    125,799     205,409   127,509
Lease financing            60,104     47,491      64,017    51,265

                         $947,898   $795,174    $962,095  $832,296

6.        Receivables Sold with Recourse

     At December 31, 1999 and 1998, restricted cash of $4,887,213 and $5,690,095, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold with balances totaling $81,879,000 and $92,623,000 in 1993 and 1992, respectively. At December 31, 1999 and 1998, the outstanding balances of the 1993 and 1992 recourse loan sales combined totaled $56,967,101 and $104,954,000, respectively. These loans are primarily concentrated in New York City. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required restricted cash balance. To date NCB has not incurred any losses on these loan sales.

     In an unrelated 1993 transaction, NCB sold loans totaling $25,924,380 of which any losses on the subordinate traunche are repaid from a security held by NCB totaling $1,942,312 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the outstanding balances of the 1993 recourse loan sale totaled $7,878,973 and $9,681,480, respectively. These loans are primarily concentrated in New York City. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required balance of the security held. NCB is prohibited from disposing of this security until all senior holders of the security have been repaid. To date NCB has not incurred any losses on this loan sale.

7.   Impaired Assets

     Impaired loans, representing the nonaccrual loans at December 31, 1999 and 1998, totaled $580,311 and $2,384,691, respectively, and averaged $1,084,000 and $3,097,000 during the same respective periods. Specific allowances of $239,911 and $557,267 were established at December 31, 1999 and 1998, respectively. During 1999 and 1998, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

     At December 31, 1999 and 1998, there were no commitments to lend additional funds to borrowers whose loans are impaired.

     At December 31, 1999 and 1998, NCB had real estate owned of $2,687,347 and $4,342,739 respectively, which is classified as other assets.

8.  Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses:

                                    1999          1998         1997

Balance at beginning of year    $17,426,450   $17,638,136  $15,504,510
Provision for loan losses           908,868       842,881    3,504,000
Charge-offs                        (264,256)   (1,230,892)  (1,555,226)
Recoveries of loans previously
  charged-off                       622,608       176,325      184,852

Balance at end of year          $18,693,670   $17,426,450  $17,638,136

     The allowance for loan losses was 2.0%, 2.2% and 2.3% of loans and lease financing and loans held for sale at December 31, 1999, 1998, and 1997, respectively.

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

     For the year ended December 31, 1999, loans to affiliated cooperatives, directors, officers, and their family members have the following outstanding balances:

                       January  1,                                 December 31,
                         1999          Additions     Deductions        1999
Loans to affiliated
  cooperatives        $55,524,500    $53,183,598     $28,627,759   $80,080,339

Percent of loans
 outstanding                 7.0%                                         8.4%

     During 1999, 1998, and 1997 NCB recorded interest income of $7,347,774, $5,352,355, and $6,412,886, respectively, on loans to related parties.

10.  Premises and Equipment

     Premises  and  equipment are included in other  assets  and consist of the following as of December 31:
                                             1999        1998

Furniture and equipment                  $ 2,988,558  $ 2,461,610
Leasehold improvements                     1,358,487    1,321,816
Other                                      1,563,315    1,548,155
                                           5,910,360    5,331,581
Less: Accumulated depreciation
      and amortization                    (4,005,992)  (3,262,369)

                                         $ 1,904,368  $ 2,069,212

11.  Leases

     NCB leases its current headquarters in Washington, D.C. through March 31, 2002. The NCB headquarters will relocate within Washington, D.C. effective April 2001. The new lease, which is for 10 years, will expire in April 2011. NCB also leases premises for its regional offices with expiration dates from June 30, 1999 to January 30, 2008. These leases are all non-cancelable operating leases.

     Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999 are as follows:

               2000        $ 1,934,452
               2001          2,990,905
               2002          2,338,836
               2003          2,447,170
               2004          2,568,423
               Thereafter   21,954,945

                           $34,234,731

     Rental expense on premises and office equipment in 1999, 1998, and 1997 is $1,708,647, $1,687,183, and $1,689,415,
respectively.

     During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 1999 and 1998, the unamortized lease incentive is $571,835 and $750,891, respectively.


12.  Deposits

     Deposits as of December 31 are summarized as follows:

                                     1999                   1998
                                         Weighted               Weighted
                                          Average                Average
                                Balance    Rate        Balance    Rate

  Passbook accounts         $  4,103,441   2.67%   $  4,695,457   2.65%
  Money market demand
     and NOW accounts         46,316,432   3.09%     22,949,597   1.21%
  Fixed-rate certificates
     Less than $100,000       50,147,789   5.52%     63,775,057   5.69%
     $100,000 or greater      25,503,596   5.51%     31,999,433   5.56%

                            $126,071,259   4.53%   $123,419,544   4.72%


     The remaining contractual maturities of certificate accounts at December 31 are as follows:
                                             1999

                              Less than    $100,000
                              $100,000     or greater      Total

  Three months or less     $ 5,887,274   $ 1,923,751   $ 7,811,025
  Three to six months        6,544,114     3,946,799    10,490,913
  Six to twelve months      21,480,156     8,912,709    30,392,865
  Twelve months or longer   16,236,245    10,720,337    26,956,582

                           $50,147,789   $25,503,596   $75,651,385

                                             1998
                              Less than    $100,000
                              $100,000     or greater      Total

  Three months or less     $10,640,921    $ 5,287,036   $15,927,957
  Three to six months       12,725,177      5,236,449    17,961,626
  Six to twelve months      18,186,403      6,120,010    24,306,413
  Twelve months or longer   22,222,556     15,355,938    37,578,494

                           $63,775,057    $31,999,433   $95,774,490

     The estimated fair value of deposits is $123,558,000 and $121,313,000, at December 31, 1999 and 1998, respectively.

13.  Short-Term Borrowings

Revolving credit facilities

     At December 31, 1999, NCB has $452.5 million of revolving lines of credit with other financial institutions. $260.0 million in committed line of credit facilities expire between April and July 2000. $140.0 million expires in May 2002, while the remaining $52.5 million is uncommitted at December 31, 1999.

     At December 31, 1998, NCB has 402.5 million of revolving lines of credit, $130.5 million of which is committed until May 26, 2001, $159.5 million of which is committed until May 26, 1999, and $50.0 million of which is committed until May 28, 1999. The remaining balance of $62.5 million is uncommitted at December 31, 1998.

     Interest expense from borrowings under the revolving line of credit facilities was $6,624,901, $9,689,345, and $8,732,851, in
1999, 1998, and 1997, respectively. The following is a summary of the borrowings under the facilities for the years ended December 31:


                                   1999            1998

Borrowings outstanding
  at December 31              $ 79,500,000     $156,000,000
Unused capacity
  at December 31               183,300,000      181,800,000
Average line of credit
  borrowings outstanding
  during the year              117,970,000      165,813,699
Maximum borrowings
  during the year              257,000,000      256,500,000
Weighted average borrowing
  rate
  During the year                     5.5%             5.8%
  At December 31                      6.2%             6.7%

     Borrowing  rates  under the revolving  credit  facility  are based  on  the  prime  rate, federal funds  rate  or  the  London
Interbank  Offered  Rate  (LIBOR) and vary  with  the  amount  of borrowings outstanding. As of December 31, 1999 and 1998, respectively, commitment fees for the line of credit ranged between
 .125%  and .200% and between .125% and .150%, respectively of the
commitment balance.   Total  commitment  fees  paid  for  revolving
credit facilities  were $860,000, $524,000, and $479,000 in  1999,
1998 and 1997, respectively. All borrowings under the facility which are outstanding at expiration of the facility are due at that time.

     NCB is required under these revolving lines of credit agreements to maintain $25.0 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $296.0 million (defined as total members' equity plus subordinated debt).

Other Short-term Borrowings

     In an effort to reduce NCB's cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 1999 and 1998, the short-term borrowings outstanding totaled $17.2 million and $34.7 million, respectively. NCB also has a commercial paper program in place to further reduce NCB's cost of funds. At December 31, 1999 and 1998, commercial paper totaled $171.8 millions and $29.9 million, respectively.

     NCB, through its subsidiary NCBSB, has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 150% of such advances. These eligible mortgages had outstanding principal balances totaling $117,771,000 and $88,471,000 at December 31, 1999 and
1998.  Outstanding   advances  at  December   31,   1999   were
$15,000,000. There were no outstanding advances at December 31, 1998. Interest expense on the advances for the years ended December 31, 1999 and 1998 were $1,062,577 and $1,130, respectively.

     During 1999, NCB did not enter into any reverse repurchase agreement. In 1998, NCB entered into a series of reverse repurchase agreements wherein the average balance of reverse repurchase agreements outstanding was $5,385,833 and the maximum borrowings were $16,509,000. The weighted average rate on the
reverse repurchase agreements was 5.62% during  the same   period.
There  were  no  reverse  repurchase   agreements outstanding at
December 31, 1999 and 1998.

     The carrying amounts of short-term borrowings at December 31 are as follows (dollars in thousands):

                            Carrying Amount

                           1999      1998

Line of credit           $ 79,500  $156,000
Commercial paper          171,845    29,939
Other                      17,244    34,713
FHLB advances              15,000      -

                         $283,589  $220,652

14.  Long-term Debt

     NCB has entered into various agreements for extension of credit with third parties. At December 31, 1999 and 1998, under the medium term note program, NCB had approval to issue up to $400.0 million and $200.0 million, respectively. As of December 31, 1999 and 1998, NCB had $100.0 million and $55.0 million, respectively, outstanding under this program. In addition, as of December 31, 1999 and 1998, NCB had outstanding $187.0 and $177.0 million, respectively, of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest with principal payments due on a 30/360 basis.

     NCB is required under these lending agreements to, among other things, maintain $25.0 million of cash, cash equivalents and investments and have an effective net worth of not less than $296.0 million (defined as total members' equity plus subordinated debt).

     The following is a schedule of outstanding long-term debt, net of deferred hedges, at December 31, 1999:

                  Amount      Rate       Maturity

               $ 44,385,706   7.71%       2000
                 82,288,107   6.52%       2001
                 69,820,213   6.37%       2002
                 24,935,790   6.50%       2003
                 64,833,054   7.07%       2004 and thereafter

               $286,262,870

     NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $65.0 million. The effect of the agreements is to convert $65.0 million of the long-term debt from a weighted average fixed rate of 6.97% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the three and six month LIBOR rates plus a spread and reprice at different times throughout the year. At December 31, 1999 the three and six month LIBOR were 6.00% and 6.13%, respectively. These agreements expire as follows:

                           Maturity       LIBOR
              Amount         Date         Index

          $ 15,000,000       2001       Three month
            20,000,000       2002       Three month
            30,000,000       2001       Six month

          $ 65,000,000

15.  Subordinated Debt

     On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury in the amount of $184,270,000 as provided in the Act, as amended, in full redemption of the Class A Preferred stock previously owned by the Government. At December 31, 1999 and 1998, the current balance of the subordinated debt was $182,542,000. The notes and all related payments are subordinated to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on subordinated debt. NCB is currently seeking an amendment to the Act that
would  eliminate  this  limitation on dividends.   There is no
assurance that the Act will be amended.

     The notes require that proceeds from the sale of Classes B and C stock be applied annually toward the repayment of the notes. In 1999 and 1998, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay these notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100.0 million. The remaining $80.0 million would be obtained through the issuance of preferred stock  or subordinated debt. In accordance with these plans,  NCB
had   designated  investments  totaling  $7.9  million  and  $5.0 million, respectively, plus accrued interest at December 31, 1999 and 1998.

     The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

    The annual interest payments for each traunche are determined in accordance with the following schedule which also includes the carrying amounts, excluding hedge gains, and respective estimated fair values of the subordinated debt at December 31, 1999 (dollars in thousands):

                                 Next         Carrying  Estimated
         Index        Rate    Repricing Date   Amount   Fair Value

91-day  Treasury rate 4.88%   January 1, 2000 $ 53,553  $ 53,383
 3-year Treasury rate 5.70%   October 1, 2002   36,854    38,942
 5-year Treasury rate 6.01%   October 1, 2000   55,281    54,624
10-year Treasury rate 8.82%   October 1, 2000   36,854    36,461
                                               182,542   183,410
Premium on hedging                                  78      -

                                              $182,620  $183,410

      NCB has entered into a series of interest rate swaps agreements totaling $90.0 million which have the effect of converting a portion of the subordinated debt from a fixed rate of 6.20% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the one, three and six month LIBOR rates and reprice at different times throughout the year. At December 31, 1999, the one, three and six month LIBOR rates were 5.82%, 6.0% and 6.13%, respectively. The interest rate swap agreements, are described below:

           Debt                   LIBOR
           Swapped      Amount     Index

          Three year $30,000,000 Three month
          Five year   30,000,000 Six month
          Ten year    10,000,000 Six month
          Ten year    10,000,000 Three month
          Ten year    10,000,000 One month

                     $90,000,000

   The three year interest rate swap agreements expire in 2002. The remaining agreements expire in 2000.

16. Common Stock and Members' Equity

    NCB's common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.

                                   1999                         1998
                        Class B   Class C  Class D   Class B  Class C   Class D

Par value per share   $      100 $    100 $    100  $      100 $    100 $    100
Shares authorized      1,100,000  300,000  100,000   1,000,000  300,000  100,000
Shares issued and
  outstanding            998,795  223,807        3     922,096  221,996        3


The changes in each class of common stock are described below:

                                      Class B      Class C  Class D     Total

Balance, December 31, 1996         $78,600,416  $21,751,584  $300   $100,352,300
Proceeds from issuance of stock         -               500    -             500
Cancellation and redemption
 of common stock                    (1,088,713)     (45,205)   -      (1,133,918)
1996 patronage dividend
 distributed in common stock         6,492,799      197,568    -       6,690,367
Balance, December 31, 1997          84,004,502   21,904,447   300    105,909,249
Adjustment to 1996 patronage
 dividends paid in 1997                (35,087)      (5,251)   -         (40,338)
Proceeds from issuance of stock         -               300    -             300
Cancellation and redemption
 of common stock                      (400,980)      (2,314)   -        (403,294)
1997 patronage dividend
 distributed in common stock         8,641,213      302,422    -       8,943,635
Balance, December 31, 1998          92,209,648   22,199,604   300    114,409,552
Adjustment to 1997 patronage
 dividends paid in 1998               (121,586)      -         -        (121,586)
1998 patronage dividend
 distributed in common stock         7,791,469      181,059    -       7,972,528
Balance, December 31, 1999         $99,879,531  $22,380,663  $300   $122,260,494


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

     NCBSB's capital exceeds the minimum capital requirements at December 31, 1999. The following table summarizes NCBSB's capital at December 31, 1999 and 1998:

                                                                      To Be Well Capitalized
                                                       For Capital    Under Prompt Corrective
                                      Actual       Adequacy Purposes  Action Provisions
                                 Amount    Ratio     Amount   Ratio    Amount   Ratio
As of December 31, 1999:
Tangible Capital
 (to tangible assets)          $12,198,000  7.9%   $2,310,257  1.5%      N/A     N/A
Total Risk-Based Capital
  (to risk-weighted assets)    $11,979,000 16.6%   $5,759,956  8.0%   $7,199,944 10.0%
Tier I Risk-Based Capital
  (to risk-weighted assets)    $12,198,000 16.9%       N/A     N/A    $4,319,966  6.0%
Core Capital (to adjusted
  tangible assets)             $12,198,000  7.9%   $4,620,515  3.0%   $7,700,857  5.0%

As of December 31, 1998:
Tangible Capital
 (to tangible assets)          $10,812,000  8.0%   $2,031,984  1.5%      N/A     N/A
Total Risk-Based Capital
  (to risk-weighted assets)    $11,612,000 20.8%   $4,467,223  8.0%   $5,584,029 10.0%
Tier I Risk-Based Capital
  (to risk-weighted assets)    $10,812,000 19.4%       N/A     N/A    $3,350,418  6.0%
Core Capital (to adjusted
  tangible assets)             $10,812,000  8.0%   $4,063,969  3.0%   $6,773,281  5.0%

     The Office of Thrift Supervision regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 1999, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

18.  Employee Benefits

     Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 1999, 1998, and 1997 is $307,386, $425,103 and $428,676, respectively.

     NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 1999, 1998, and 1997 are $392,100, $365,942, and $359,401,
respectively.

      Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan's terms were revised by the Board of Directors effective January 1, 1999. NCB expensed $240,000, $388,000 and $210,000 for the Plan in  1999, 1998, and 1997, respectively.

19.  Income Taxes

     Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax liability. In 2000, NCB anticipates that it will declare a patronage dividend for 1999 of approximately $14,846,000. The anticipated cash portion of the 1999 patronage dividend is included in patronage dividends payable at December 31, 1999. The anticipated stock portion of the patronage dividend of 1999 earnings to be distributed has been added to allocated retained earnings at December 31, 1999. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

     The provision for income taxes consists of the following:

                                      Years Ended December 31,
                                1999        1998       1997
Current tax expense
     Federal                $1,433,913  $1,189,112 $1,270,100
     State and local           153,572     186,911    143,504

     Total current           1,587,485   1,376,023  1,413,604
Deferred tax expense
 (benefit)
     Federal                    49,024     (42,262)   (38,106)
     State and local              -        119,404       -

     Total deferred             49,024      77,142    (38,106)

Total provision             $1,636,509  $1,453,165 $1,375,498

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                        Years Ended December 31,

                                 1999         1998          1997

Statutory U.S. tax rate     $ 6,427,760   $5,286,768   $ 5,884,348
Patronage  dividends         (5,047,608)  (4,257,134)   (4,754,097)
State and local taxes           153,572      186,911       143,504
Other                           102,785      236,620       101,743

Income tax provision        $ 1,636,509   $1,453,165   $ 1,375,498

     Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 1999 and 1998:

                                           1999         1998

Deferred commitment fees                $ 117,297     $120,691
Allowance for loan losses                 351,793      295,321
Other                                      24,323       30,875

Gross deferred tax assets                 493,413      446,887

Mortgage servicing rights                (133,406)     (58,674)
Federal Home Loan Bank stock dividends   (123,941)     (85,698)
Depreciation                              (67,280)     (54,780)

Gross deferred tax liabilities           (324,627)    (199,152)

Net deferred tax asset                  $ 168,786     $247,735


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

     Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated debt. Those rates for 1999, 1998, and 1997 are 6.21%, 6.33% and 6.39%, respectively. Consequently, the amounts available for payment  on  the  Class C stock for 1999,  1998,  and  1997  are
$1,389,839,   $1,405,235,  and  $1,399,694   respectively.   In
addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

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

     The contract or notional amounts and the respective estimated fair value of NCB's commitments to extend credit and standby letters of credit at December 31, are as follows
(dollars in thousands):

                                     Contract or          Estimated
                                  Notional   Amounts      Fair Value
                                    1999      1998       1999    1998
Financial instruments whose
contract amounts represent
credit risk:
  Commitments to extend credit    $203,191   $178,621   $1,016  $  961
  Standby letters of credit       $110,052   $126,814   $1,853  $1,567


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

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is not exposed to credit loss in the event of nonperformance by its counterparties because at December 31, 1999 the estimated cost of replacing, at current market rates, all outstanding swap agreements is at a loss of $267.0 thousand. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

     Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/sells these contracts to hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. Gains and losses from these contracts are deferred until the time of disposition of the loans held for sale.

     NCBSB and NCB enter into forward commitments to sell a portion of their production of loans to Federal National
Mortgage Association (Fannie Mae) and Residential Funding Corporation. The market value of forward commitments is considered in the lower of cost or market valuation of the loan portfolio held for sale.

      The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at December 31, are as follows (dollars in thousands):

                                       Contract or
                                   Notional     Amounts     Estimated Fair Value
                                     1999        1998         1999     1998
Financial instruments whose
  notional or contract amounts
  exceed the amount of
  credit risk:

      Financial futures
      contracts                    $143,400    $180,700      $2,725   $ (512)
      Interest rate swap
      agreements                   $155,000    $125,000      $ (267)  $4,257

     At  December 31, 1999 and 1998, NCB had deferred gains  of
$6,920,705 and deferred losses of $3,361,937, respectively, outstanding on financial futures contracts, which are included in loans held for sale.

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

     Financial futures and forward contracts - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 1999 and 1998. The fair value of forward commitments is based on current market prices for similar contracts.

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

     The estimated fair values of the Bank's financial instruments as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                              1999                         1998
                                Carrying Amount  Fair  Value  Carrying Amount Fair Value
Financial Assets:
 Cash and cash equivalents        $ 29,910        $  29,910    $ 66,563    $ 66,563
 Restricted cash                     4,887            4,887      13,203      13,203
 Investment securities
   Available-for-sale               46,283           46,283      39,128      39,128
    Held-to-maturity                 2,710            2,720       2,892       2,862
 Interest-only receivables          18,882           18,882      16,041      16,041
 Loans and lease financing         947,898          962,095     795,174     832,296

Financial Liabilities:
 Deposits                          126,071          123,558     123,420     121,313
  Short-term and other
   borrowings                      283,589          283,589     220,652     220,652
  Long-term debt                   286,263          284,603     231,193     238,274
  Subordinated debt                182,542          183,410     182,542     188,228

Off-Balance Sheet Financial
  Instruments:

  Interest rate swap agreements       -                (267)       -          4,257
  Financial futures and
    forward commitments               -               2,725        -           (512)
  Commitments to extend credit        -               1,016        -            961
  Standby letters of credit           -               1,853        -          1,567


23. SEGMENT REPORTING

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

   The  following is the segment reporting for the  years  ended
December 31, 1999, 1998 and 1997 (dollars in thousand):

     1999             Commercial   Real Estate                          NCB
                        Lending      Lending     NCBSB      Other   Consolidated

Net interest income
  Interest income     $ 39,756     $ 23,111      $ 11,591  $  5,459
  Allocated interest
   expense              29,081       16,154          -      (45,235)
  Interest expense        -            -            6,705    43,055
Net interest income     10,675        6,957         4,886     7,639  $  30,157

Provision (credit)
 for loan losses        (3,254)         356           159     3,648        909

Non-interest
 income-external         3,182       11,616           748       121     15,667

Non-interest expense
  Direct expense         5,551        4,727         2,776   15,510      28,564
  Overhead and support     807          342           300   (1,449)       -
Total non-interest
 expense                 6,358        5,069         3,076   14,061      28,564

Income (loss) before
 taxes                $ 10,753     $ 13,148      $  2,399 $ (9,949) $   16,351

Total average assets  $450,937     $329,423      $152,377 $106,669  $1,039,406

        1998          Commercial   Real Estate                          NCB
                        Lending      Lending     NCBSB     Other   Consolidated

Net interest income
  Interest income     $ 29,769     $ 27,676      $  8,814  $  4,928
  Allocated interest
   expense              21,942       18,883          -      (40,825)
  Interest expense        -            -            4,941    40,620
Net interest income      7,827        8,793         3,873     5,133   $ 25,626

Provision (credit)
 for loan losses            49         (141)          125       810        843

Non-interest
 income-external         3,912        9,480           781      (106)    14,067

Non-interest expense
  Direct expense         4,622        5,314         2,632    12,202     24,770
  Overhead and support     509          342           200    (1,051)      -
Total non-interest
 expense                 5,131        5,656         2,832    11,151     24,770

Income (loss)
 before taxes         $  6,559     $ 12,758      $  1,697  $ (6,934)  $ 14,080

Total average assets  $356,320     $330,512      $124,533  $105,458   $916,823


        1997

Net interest income
  Interest income     $ 27,989     $ 23,042      $  7,664  $ 10,092
  Allocated interest
   expense              20,494       15,833          -      (36,327)
  Interest expense        -            -            3,966    37,978
Net interest income      7,495        7,209         3,698     8,441   $ 26,843

Provision for loan
 losses                  1,525           43           154     1,782      3,504

Non-interest
 income-external         3,169        9,805         1,016       574     14,564

Non-interest expense
  Direct expense         3,268        2,876         2,439    15,482     24,065
  Overhead and support     509          452           450    (1,411)      -
Total non-interest
 expense                 3,777        3,328         2,889    14,071     24,065

Income (loss) before
 taxes                $  5,362     $ 13,643      $  1,671  $ (6,838)  $ 13,838

Total average assets  $348,984     $283,590      $ 97,729  $111,843   $842,146

24. New Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 was issued in 1999 and effectively delayed the implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000.



     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                            PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of NCB and the positions held by each are as follows:

                                                  Year First  End of
                      Position                    Appointed   Term     Age
James L. Burns, Jr.   Chairman of the Board
                      Of Directors and Director      1996     2002     61

Charles E. Snyder     President and Chief
                      Executive Officer              1983       -      46

Harry J. Bowie        Director                       1999       -      64

Joseph Cabral         Director                       1995     2001     51

Kirby J. Erickson     Vice Chairman of the Board     1997     2000     59
                      of Directors and Director

Eben Hopson, Jr.      Director                       1998     2002     53

Jackie Jenkins-Scott  Director                       1997     2000     50

Marilyn J. McQuaide   Director                       1996     2002     50

Michael J. Mercer     Director                       1998     2001     46

Alex N. Miller        Director                       1998     2001     57

Alfred A. Plamann     Director                       1995     2001     57

Stuart M. Saft        Director                       1999     2002     52

Sheila A. Smith       Director                       1995      -       54

Peter C. Young        Director                       1997     2000     54

Thomas K. Zaucha      Director                       1997     2000     55

                                                  Year First  End of
                    Position                       Appointed  Term    Age
Caroline Blakely    Managing Director, Chief
                    Marketing Officer
                    President, NCB Capital
                    Corporation
                    President and Director,
                    NCB 1, Inc.
                    President and Director,
                    NCB  Insurance Brokers, Inc.     1992     3/99     45

Steven A. Brookner  Managing Director
                    President and Director,
                    NCB I, Inc.
                    Director, NCB Insurance
                    Brokers, Inc.                    1997      -       37

Charles H. Hackman  Managing Director, Chief
                    Credit Officer
                    President,
                    NCB Financial Corporation
                    Vice President and Director,
                    NCB Savings Bank, FSB
                    President and Director,
                    NCB  Insurance  Brokers,  Inc.   1984      -       55

Mark W. Hiltz       Managing Director, Chief
                    Risk Officer                     1982      -       52

Richard L. Reed     Managing Director, Chief
                    Financial Officer
                    Treasurer, NCB Capital
                    Corporation
                    Vice President and Director,
                    NCB Savings Bank, FSB
                    Treasurer, NCB Retail
                    Finance Corporation              1985      -       41

Thomas C. Schoettle President, NCB Savings
                    Bank,FSB                         1997      -       44

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

     Harry J. Bowie has been the President and Chief Executive Office of Delta Foundation, Inc., a community development corporation located in Greenville, Mississippi, since 1986. He has also served as a Director of the Southern Regional Council located in Atlanta and the Housing Assistance Council located in Washington, D.C.

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

     Marilyn J. McQuaide was a Senior Vice President and Senior Operations Officer of Vermont National Bank from 1989 to 1999. She also served on the Board of Northeast Cooperatives Association for seven years and as Vice President for five years.

     Michael J. Mercer has been the President of Georgia Credit Union Affiliates since 1985 and Vice Chairman of the Association of Credit Union League Executives since 1997. He was also one of the founders of the Credit Union Service Corporation and was its former Chairman.

     Alex N. Miller has been the President of Cornerstone Cooperatives, formerly known as G & M Management Corporation since 1974 and President and Chief Executive Officer of CAM Systems, Inc. since 1986. In 1996, he founded and now serves as the President of Share Credit Corporation which provides low cost share financing to limited equity housing cooperatives. He founded the Registered Cooperative Manager Program and serves on its Board of Governors. He also served as a member of the Board of Directors of the National Association of Housing Cooperatives for four consecutive years.

     Alfred A. Plamann has been the President and Chief Executive Officer of Unified Western Grocers, formerly known as Certified Grocers of California, Ltd. He was the Senior Vice President and Chief Financial Officer of Certified
 Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the Board of Directors of several of the cooperative's subsidiaries. Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer's Association
 (CGA), and has been a member of the Industry Relations Committee of the Food Marketing Institute (FMI).

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

     Sheila   A.   Smith  has  been  President  of  ARC   Global
 Technologies,  Inc.  since 1979 and  also  a  Director  of  ARC
 Europe, Ltd. in Scotland.

     Peter C. Young has been the Executive Director of Area Cooperative Educational Services for more than 25 years. Currently, he is a member of the Board of Trustees and the Finance Committee of CT Hospital Association/Workers Compensation Trust. He is also the Fiscal Agent (Treasurer) and was a member of the Governing Board of the American Association of Educational Service Agencies.

     Thomas K. Zaucha has been the President and Chief Executive Oficer of the National Grocers Association (NGA) since 1982. He served as President and Chief Executive Officer of the Grocers Fixtures & Equipment Company from 1978 to 1982 prior to its merger with NGA. He is also currently serving as a Board Member of NCB Retail Finance Corporation and Cooperative Development Foundation.

     Caroline E. Blakely, who resigned in March 1999, was a Managing Director and Chief Marketing Officer of NCB. She was formerly a Corporate Vice President, Real Estate Division in 1994, a Senior Vice President from 1993 to 1994 and a Vice President from 1992 to 1993. Previously, she was a shareholder and attorney in Fields and Director, PC with a practice in corporate and real estate law from 1991 to 1992. She was also a shareholder and attorney with Golden Freda & Schraub, PC with a practice in corporate and real estate law from 1985 to 1991.

     Steven A. Brookner is a Managing Director responsible
 for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998 he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a shareholder and officer of Hamilton Securities Group for one year and Co-Founder and Principal of BNC & Associates, a financial and management cosulting firm, for five years.

     Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, President of NCB Financial Corporation since its inception in 1988 and President of NCB Insurance Brokers, Inc. starting in 1999.

     Mark W. Hiltz is a Managing Director and Chief Risk Officer of NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1998 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

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

 Non-Incumbent Nominees for Directorships

  Lynn M. Hoopingarner
  David H. Roberts

      Lynn  M.  Hoopingarner  is  the  President  of  Profitable
 Solutions TM Institute, Inc. She has been the President of White House Owners Association since 1992 to present. She also previously worked as a banker at Chase Manhattan Bank and Wells Fargo Bank.

     David H. Roberts is the Treasurer since 1995 to present and
 Vice   President   since  1998  to  present  of   230   Tenants
 Corporation.    He   was   formerly   a   Vice   President   of
 Citibank/Citigroup.

 COMPOSITION OF BOARD OF DIRECTORS

      The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. Of the Presidential appointees, one must be selected from among proprietors of small business concerns which are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Sheila
 A.  Smith  is the Presidential appointee from among proprietors of small business concerns. There is a vacancy for the Presidential appointee from among the officers of U.S. agencies and departments. Harry J. Bowie is the Presidential appointee from among persons representing low-income cooperatives.

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

     NCB has reserved the right to alter its voting policy at any time to comply with the requirement of the Act that its voting system should not result in: (1) voting control of NCB becoming concentrated with larger, more affluent or smaller, less affluent organizations, (2) a disproportionate concentration of votes in any housing cooperatives or low-
 income cooperatives or consumer goods and services cooperatives, or (3) the concentration of more than 5% of the voting control in any one Class B or Class C stockholder.

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

     The Executive Committee is responsible for exercising all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interest of NCB. It also reviews and recommends CEO's annual compensation and benefit plans, authorizes contracts in excess of $250,000, recommends to the board rules and procedures governing the board, reviews and recommends policies or actions not within the authority of any other committee, serves as the appeal authority for loan turn-down, recommends to the board appointment of representatives to other boards where NCB is entitled to such representation and approves exceptions to policies not within the authority of another committee. The members of the committee are James L. Burns, Jr.(Chair), Joseph Cabral, Kirby J. Erickson, Jackie Jenkins-Scott, Marilyn J. McQuaide, Michael J. Mercer, Alfred A. Plamann and Sheila A. Smith.

     The Loan and Business Development Committee is responsible for providing policy to management and for monitoring the lending, fee for service and business development efforts of NCB and its subsidiaries, consistent with the board's approved strategic plan. The members of the committee are Joseph Cabral, Eben Hopson, Jr., Jackie Jenkins-Scott, Alex N.
 Miller,  Sheila A. Smith(Chair), Peter C. Young and  Thomas  K.
 Zaucha.

     The Finance Committee is responsible for monitoring NCB's financial planning, budgeting process, asset liability management and funding strategies. The members of the committee are Harry J. Bowie, James L. Burns, Jr., Kirby J. Erickson, Marilyn J. McQuaide, Michael J. Mercer(Chair), Alfred A. Plamann and Stuart M. Saft.

     The  Audit Committee is responsible for assisting the Board
 of   Directors  in  fulfilling  its  statutory  and   fiduciary
 responsibilities for NCB and its subsidiaries and related entity by overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB and its subsidiaries and
 related entity are operating within prescribed  policies   and
 procedures and in conformance with the applicable conflict of interest policies. The members of the Committee are Harry J. Bowie, James L. Burns, Jr., Kirby J. Erickson, Marilyn J. McQuiade(Chair), Michael J. Mercer, Alfred A. Plamann and Stuart M. Saft.

     The Low Income Policy Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways NCB can increase low income lending. The members of the committee are Joseph Cabral, Eben Hopson, Jr., Jackie Jenkins-Scott(Chair), Alex N. Miller, Sheila A. Smith, Peter C. Young and Thomas K. Zaucha.

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

     The Ad Hoc Committee on Patronage and Capitalization is responsible for the consideration of the following: 1) education and the dynamics of NCB as a cooperative, 2) exploring necessary modifications and policy refinements, and
 3) describing what the capital structure of NCB should be in the future. The members of the committee are James L. Burns, Jr., Joseph Cabral, Jackie Jenkins-Scott, Michael J. Mercer, Alfred A. Plamann(Chair), Stuart M. Saft and Sheila A. Smith.
                 ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF THE OFFICERS

     The following table sets forth the compensation during the last three fiscal years of NCB's Chief Executive Officer and its four other most highly compensated executive officers.

                                                   All Other
                              Annual Compensation Compensation
(a)                    (b)         (c)    (d)        (e)
Name and
Principal Position      Year   Salary   Bonus
Charles E. Snyder       1999  $336,000 $121,600   $20,760
President & CEO         1998   320,000  155,000    20,800
                        1997   310,013  103,250    20,440

Charles H. Hackman      1999   204,300   58,935    20,760
Managing Director,      1998   196,450   66,115    20,800
Chief Credit Officer    1997   189,387   63,591    20,440

Richard L. Reed         1999   175,000   52,250    20,679
Managing Director,      1998   157,500   52,500    20,340
Chief Financial
Officer                 1997   150,005   52,500    19,037

Mark Hiltz              1999   156,000   45,240    20,169
Managing Director,      1998   150,800   50,750    19,488
Chief Risk Officer      1997   145,005   48,125    18,592

Caroline Blakely        1999   135,792   74,850    15,756
Managing Director,      1998   199,500   66,500    20,487
Chief Marketing
Officer                 1997   203,678   59,500    20,440

Steven Brookner         1999   160,400   33,000    12,034
Managing Director

* The "All Other Compensation" reported for 1999 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

              Retirement Plan   Matching 401(k)  Term Insurance
               Contribution      Contribution      Premiums

Mr. Snyder           $9,600         $9,600         $1,560
Mr. Hackman           9,600          9,600          1,560
Mr. Reed              9,600          9,600          1,479
Mr. Hiltz             9,378          9,378          1,413
Ms. Blakely           8,147          6,699            910
Mr. Brookner          9,272          1,545          1,217

COMPENSATION OF THE BOARD

        Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 1999 to $484.23 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to
 (1) annual compensation of $7,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended,
 (4)  $250  for  each  committee  meeting  attended  up  to  two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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

       The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 1999.

                             Class B Stock        Class C Stock
 Name and Addresses         No. of     Percent   No. of   Percent
 of Shareholders            Shares     of Class  Shares   of  Class

   The Co-operative          30,500.00    3.05%   28,566.22 12.76%
    Central Bank
   75 Park Plaza
   Boston, MA 02116

   Greenbelt Homes, Inc.     14,424.28    1.44%   29,505.23 13.18%
   Hamilton Place
   Greenbelt, MD 20770

   Group Health, Inc (1)     12,718.23    1.27%   14,249.60  6.37%
   2829 Univ. Ave., S.E.
   Minneapolis, MN 55414

  (1)  Included  in the above are 3,960.26 shares  and  2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan which is affiliated with
 GHI.

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

National Cooperative Bank                     Largest                Interest
                                              Balance    Balance as  Rate as
                                                in          of          of
                                               1999      12/31/99    12/31/99

James L. Burns, Jr.   Co-op Central Bank   $        0   $        0

Joseph Cabral         Chatsworth Products     349,089      209,454     8.82%
                      Chatsworth Products   2,710,270    1,922,498     8.82%

Kirby J. Erickson     Central Minnesota
                       Group Health         3,008,280    3,008,280     8.00%
                      Central Minnesota
                       Group Health         2,852,678    2,474,532     8.10%

Alex N. Miller        The Columns at
                       East Hill              202,515      200,010     9.24%
                      1261 La Vista         2,158,140    2,141,399     8.37%
                      Belvedere Point,
                      Inc.                    311,848      307,204     9.81%
                      Tanglewood Garden
                       Coop.                  854,488      844,552     9.69%

Alfred A. Plamann     Park/Shop-
                       Andronico's          8,700,000    6,290,404    various
                      K. V. Mart            5,183,841    4,058,964     8.50%
                      Mollie Stone Market   7,500,000    7,050,000     8.62%
                      Certified Revolver    5,000,000            0    various
                      Certified Lease          39,443            0    lease
                      Green Frog Market       749,702      609,598    various
                      Jensen's Complete
                       Shop                 1,400,000    1,345,238     9.25%
                      M&M Highland            309,366      316,500     9.26%
                      Major Market            306,881      106,138     9.00%
                      Northwest Supermkt    3,917,600    3,357,943    various
                      Superior Warehouse    4,250,000            0
                      Yucaipa Trading        315,133      258,561      9.50%
                      Grocers Cap Revolver  2,000,000    1,200,000     8.50%
                      Grocers Cap Program  17,638,600   14,421,904    various
                      Peter O'Neal          1,075,341    1,045,154    various
                      IFOR                    163,229      142,364     6.88%
                      United Resources
                       Program             11,823,934    9,552,867    various

Peter C. Young        Area Coop Education
                       Services             1,300,000    1,300,000     9.00%

Thomas K. Zaucha      Hilltop Properties    3,462,563    3,067,993    various
                      Greenwich Assoc.     12,000,000   12,000,000     8.60%

Charles E. Snyder     National Cooperative
                       Business Assoc.         68,512       27,405    lease
                      National Cooperative
                       Business Assoc.        330,000      205,000     8.63%


Nominees for Directorship                    Largest                 Interest
                                             Balance    Balance as    Rate as
                                               in          of           of
                                              1999      12/31/99     12/31/99

Lynn M. Hoopingarner  The White House
                       Owners Association  $  177,082   $ 161,959      9.38%

David H. Roberts      230 Tenants
                       Corporation            900,000     900,000      7.95%
                      230 Tenants
                       Corporation            288,425     288,100      7.73%


      NCB has a $30.0 million committed line of credit facility with The Co-operative Central Bank of which Mr. Burns is the
President and Chief Executive Officer.

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

      NCB has outstanding loans to Belvedere Point, Inc., 1261 La Vista, The Columns at East Hill and Tanglewood Garden Coop. G & M Management Company, of which Mr. Miller is the President, provides management services for these cooperatives. The purposes of these loans were to refinance acquisition, for construction loan and for capital improvements. These loans, with the exception of 1261 La Vista, have been sold and are not reflected on NCB's books.

      NCB has enterd into agreements with Grocers Capital Company
(GCC) and United Resources, Inc (URI), finance and subsidiaries of Unified Western Grocers (UWG) of which Mr. Plamann is its President and Chief Executive officer, to purchase member loans originated by GCC and URI. NCB also provides a line of credit to GCC. In December 1999, NCB agreed to modify its financing arrangements with GCC and URI, the documentation of which was in process at year end. Finally, GCC and UWG provide guarantees on several loans to members of UWG, some of which have been sold and are not reflected on NCB's books.

      NCB has a $1.5 million line of credit with Area Cooperative
Educational  Services  of  which  Mr.  Young  is  the   Executive
Director. The line of credit is for working capital needs.

      NCB has two loans outstanding with Hilltop Properties. Hilltop Properties is a member of the National Grocers Association of which Mr. Zaucha is its President. The loans were used for a real estate refinancing, to purchase furniture, fixtures, equipment and inventory and to remodel a store. Also available is a $.3 million line of credit for working capital needs. Additionally, NCB originated four loans with Greenwich Associates, a real estate company which leases property to D'Agostinos Markets, a chain grocery operation and member of the National Grocers Association. The loans were made to refinance the real estate whose primary tenants are the D'Agostinos markets. NCB fully intends to sell these commercial real estate loans in the secondary market.

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

      Board  nominee  David H. Roberts is Vice President  of  230
Tenants Corporation. NCB has two outstanding real estate loans to 230 Tenant Corporation. They were used to refinance an existing loan and for capital improvements.

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

Financial Statements as of December 31, 1997, 1998, and 1999.
       Page #

 40   Report of Independent Public Accountants

 41   Consolidated Balance Sheets

 42   Consolidated Statements of Income

 43   Consolidated Statements of Comprehensive Income

 44   Consolidated Statements of Changes in Members' Equity

45-46 Consolidated Statements of Cash Flows

47-77 Notes to the Consolidated Financial Statements

 (a)(2)   Not applicable

  All   other  schedules  are  omitted  because  they   are   not
applicable or the required information is shown in the financial statements, or the notes thereto.

(a)(3) The following exhibits are filed as a part of this report.

  Exhibit No.

  (a) 3.1  National Consumer Cooperative Bank Act, as amended through 1981

  (c) 3.2  1989 Amendment to National Consumer Cooperative Bank Act

  (d) 3.3  Bylaws of NCB

  (f) 4.1 Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

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

  (u) 10.11  Fleet Loan Agreement

  (d) 10.12  Lease on Headquarters of  NCB

 *(t) 10.13  NCB Executive Long-Term Incentive Plan

 *(f) 10.14  Employment Agreement with Marlon W. Pickles

  (v) 10.15  First Amendment to Third Amended and Restated Loan
             Agreement with Fleet Bank as Agent

 (aa) 10.16  Amendment to Fleet Loan Agreement

  (z) 10.17  Second Amendment Agreement to Note Purchase
             Agreement with Lutheran Brotherhood et. al (June 1999)

  (h) 10.18  Term Loan Agreement with Credit Suisse ( Feb. 1997)

  (x) 10.19  Term Loan Agreement with Funding Corporation
             and Credit Suisse First Boston (November 1998)

  (i) 10.20  Term Loan Agreement with Credit Suisse (Sept. 1995)

  (y) 10.21  Amendment No. 2 to Third Amended and Restated
             Loan Agreement with Fleet Bank as Agent

  (y) 10.22  First Amendment to Term Loan Agreement with Greenwich
             Funding Corporation and Credit Suisse First Boston

 (aa) 10.23  Note Purchase Agreement with Prudential Insurance Company of
             America (Dec. 1999)

  (z) 10.24  First Amendment Agreement to Note Purchase Agreement
             with First AUSA Life Insurance et. al (June 1999)

  (j) 10.25  Term Loan Agreement with PNC Bank (Aug 1996)

*(aa) 10.26  Incentive Plan for NCB Executive Officers

  (y) 10.27  Executive Long-Term Incentive Plan

  (r) 10.28  Amendment No. 1 to Term Loan Agreement with Credit Suisse
             (Feb. 1995)

  (r) 10.29  Amendment No. 1 to Term Loan Agreement with Credit Suisse
             (Sept. 1995)

  ( ) 10.30  (No Exhibit)

  (i) 22.1   List of Subsidiaries and Affiliates of the NCB

 (aa) 23.1   Consent of Arthur Andersen LLP

  (i) 25.1   Power of Attorney by Joseph Cabral

  (x) 25.2   Power of Attorney by Alex N. Miller

  (t) 25.3   Power of Attorney by Kirby J. Erickson

      25.4   (No Exhibit)

  (t) 25.5   Power of Attorney by Jackie Jenkins-Scott

  (r) 25.6   Power of Attorney by James L. Burns, Jr.

 (aa) 25.7   Power of Attorney by Harry J. Bowie

  (t) 25.8   Power of Attorney by Michael J. Mercer

  (t) 25.9   Power of Attorney by Peter C. Young

  (t) 25.10  Power of Attorney by Thomas K.Zaucha

  (i) 25.11  Power of Attorney by Alfred A. Plamann

 (aa) 25.12  Power of Attorney by Stuart M. Saft

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

   (c) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1989
   (File No. 2-99779).

   (d) Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 33-
   42403 (filed September 6, 1991).

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

   (o) Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

   (p) Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003( Filed January 21, 1997).

   (q) Incorporated by reference to Exhibit 4 to the registrant's report on Form 8-K filed February 11, 1997 (File No. 2-99779).

   (r) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1996
   (File No. 2-99779).

   (s) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997
   (File No. 2-99779).

   (t) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1997
   (File No. 2-99779).

   (u) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998
   (File No. 2-99779).

   (v) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998
   (File No. 2-99779).

   (w) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended September 30,1998
   (File No. 2-99779).

   (x) Incorporated by referance to the exhibit of the same number filed as part of the registrant's annual report on Form 10K for the year ended December 31,1998 (File No. 2-
   99779).

   (y) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No.
   2-99779).

   (z) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (File
   No. 2-99779).

   (aa) Filed herewith

   (b) The Registrant did not file any report on Form 8-K during the last quarter of 1999.

                           SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

               NATIONAL CONSUMER COOPERATIVE BANK

    DATE: March 30, 2000                BY/s/Charles E. Snyder
                                             Charles E. Snyder
                                       President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature                      Title                              Date
*/s/James L Burns, Jr.         Chairman of the Board and         3/30/00
James L. Burns, Jr             Director

/s/Richard L. Reed             Managing Director,                3/30/00
Richard L. Reed                (Principal Financial Officer)

/s/Marietta J. Orcino          Vice President, Tax &             3/30/00
Marietta J. Orcino             Regulatory Compliance

*/s/Harry J. Bowie             Director                          3/30/00
Harry J. Bowie

*/s/Joseph  Cabral             Director                          3/30/00
Joseph Cabral

*/s/Kirby J. Erickson          Director                          3/30/00
Kirby J. Erickson

*/s/Eben Hopson, Jr.           Director                          3/30/00
Eben Hopson, Jr.

*/s/Jackie Jenkins-Scott       Director                          3/30/00
Jackie Jenkins-Scott


Signature                      Title                              Date

*/s/Marilyn J. McQuiade        Director                          3/30/00
Marilyn J. McQuiade

*/s/Michael J. Mercer          Director                          3/30/00
Michael J. Mercer

*/s/Alex N. Miller             Director                          3/30/00
Alex N. Miller

*/s/Alfred A. Plamann          Director                          3/30/00
Alfred A. Plamann

*/s/Stuart M. Saft             Director                          3/30/00
Stuart M. Saft

*/s/Sheila A. Smith            Director                          3/30/00
Sheila A. Smith

*/s/Peter C. Young             Director                          3/30/00
Peter C. Young

*/s/Thomas K. Zaucha           Director                          3/30/00
Thomas K. Zaucha




* By /s/Richard L. Reed
  Richard L. Reed
  (Attorney-in-Fact)


   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
    SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 2000 annual meeting. The registrant has not yet distributed the 1999 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.
                         INDEX TO EXHIBITS

Exhibit No.        Description

10.16          Amendment to Fleet Loan Agreement

10.23          Note Purchase Agreement with Prudential
                Insurance Company of America (Dec. 1999)

10.26          Incentive Plan for NCB Executive Officers

23.1           Consent of Arthur Andersen LLP

25.7           Power of Attorney by Harry J. Bowie

25.12          Power of Attorney by Stuart M. Saft

27             Financial Data Schedule



                    Supplemental Information

              Registrant's 2000 Election Materials