Form 10-Q
period 2000-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2000-05-15
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000 Commission file number 2-99779

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Outstanding at March 31, 2000

     Class C                                      222,633
(Common stock, $100.00 par value)

     Class B                                      997,104
(Common stock, $100.00 par value)

     Class D                                            3
(Common stock, $100.00 par value)



               National Consumer Cooperative Bank
          (doing business as National Cooperative Bank)
                        and Subsidiaries

                             INDEX

PART I  FINANCIAL INFORMATION
Page No.

Item 1    Consolidated balance sheets - March 31,
          2000 and December 31, 1999 ............           3

          Consolidated statements of income - for
          the three months ended March 31, 2000
          and 1999...............................           4

          Consolidated statements of comprehensive
          income - for the three months ended
          March 31, 2000 and 1999.................          5

          Consolidated statements of cash flows -
          for the three months ended
          March 31, 2000 and 1999.................          6-7

          Condensed notes to the consolidated
          financial statements - March 31,
          2000....................................          8-13

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three  months
          ended March 31, 2000 and 1999...........          14-20

Item 3    Quantitative and qualitative disclosures
          about market risk.......................          21

                    PART II OTHER INFORMATION

Item 4    Submission of Matters to a Vote of
          Security Holders....................              22

Item 6    Exhibits ...........................              23

          Exhibit 27 - Financial Data Schedule



                   NATIONAL COOPERATIVE BANK
                   CONSOLIDATED BALANCE SHEETS
              March 31, 2000 and December 31, 1999
                               (Unaudited)

                                      March 31,    December 31,
Assets                                  2000            1999
Cash and cash equivalents          $   40,338,572 $   29,910,037
Restricted cash                         4,887,213      4,887,213
Investment securities
  Available-for-sale                   43,894,287     46,283,045
  Held-to-maturity                      2,710,244      2,710,191

Loans held for sale                   168,429,733    132,057,978
Loans and lease financing             889,254,904    815,840,439
 Less: Allowance for loan losses      (18,675,296)   (18,693,670)
 Net loans held for sale and
   loans and lease financing        1,039,009,341    929,204,747

Other assets                           42,112,472     43,514,663

  Total assets                     $1,172,952,129 $1,056,509,896

Liabilities and Members' Equity
Liabilities
Deposits                           $  134,266,817 $  126,071,259
Patronage dividends payable in
  cash                                  6,210,222      5,642,040
Other liabilities                      36,891,454     25,041,359
Borrowings
  Short-term                          410,106,055    283,589,354
  Long-term                           254,321,611    286,262,870
                                      664,427,666    569,852,224

  Subordinated debt                   182,592,571    182,620,212

  Total borrowings                    847,020,237    752,472,436

  Total liabilities                 1,024,388,730    909,227,094

Members' equity
Common stock
  Class B                              99,710,414     99,879,531
  Class C                              22,263,318     22,380,663
  Class D                                     300            300
Retained earnings
  Allocated                             9,885,602      9,203,865
  Unallocated                          17,034,342     16,682,644
Accumulated other comprehensive
  income                                 (330,577)      (864,201)

   Total members' equity              148,563,399    147,282,802

   Total liabilities and members'
     equity                        $1,172,952,129 $1,056,509,896




                    NATIONAL COOPERATIVE BANK
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

For the three months ended March 31,   2000           1999

Interest income
  Loans and lease financing        $20,581,080    $17,013,818
  Investment securities              1,241,412      1,488,772

   Total interest income            21,822,492     18,502,590

Interest expense
  Deposits                           1,458,326      1,450,724
  Short-term borrowings              4,705,757      3,583,426
  Long-term debt, other borrowings
   and subordinated debt             8,113,922      5,829,905

   Total interest expense           14,278,005     10,864,055

   Net interest income               7,544,487      7,638,535

Provision for loan losses               12,500        417,500

   Net interest income after
    provision for loan losses        7,531,987      7,221,035

Non-interest income
 (Loss) gain on sale of loans           (4,069)        64,470
  Loan and deposit servicing fees      811,933        720,595
  Other                                616,312        856,162

   Total non-interest income         1,424,176      1,641,227

Non-interest expense
  Compensation and employee
    benefits                         4,253,232      3,613,886
  Contractual services               1,053,472      1,067,046
  Occupancy and equipment            1,241,590      1,049,780
  Contribution to NCB
   Development Corporation              -              50,000
  Other                                529,795        606,380

   Total non-interest expense        7,078,089      6,387,092

Net income before income taxes       1,878,074      2,475,170

Provision for income taxes             378,264        324,414

  Net income                       $ 1,499,810    $ 2,150,756

Distribution of net income
  Patronage dividends              $ 1,499,810    $ 2,150,756
  Retained earnings                     -              -
                                   $ 1,499,810    $ 2,150,756





                    NATIONAL COOPERATIVE BANK
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited)

For the three months ended March 31,          2000        1999


Net income                                 $1,499,810  $2,150,756
Other comprehensive income, net of tax:
  Net unrealized holding
   gain (losses) before tax                   533,624    (316,537)

Comprehensive income                       $2,033,434  $1,834,219





                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

For the three months ended March 31,     2000            1999

Cash flows from operating activities
Net income                         $  1,499,810   $   2,150,756
Adjustments to reconcile net
  income to net cash used in
  operating activities
  Provision for loan losses              12,500         417,500
  Depreciation and amortization       1,688,537       1,461,790
  Loss (gain) on sale of loans            4,069         (64,470)
  Loans originated for sale         (39,968,174)    (70,837,217)
  Proceeds from sale of loans
    held for sale                     3,592,351       7,201,898
  Increase in other assets             (553,308)     (1,141,324)
  Increase(decrease) in other
    liabilities                      11,850,095     (15,534,766)

Net cash used in operating
  activities                        (21,874,120)    (76,345,833)

Cash flows from investing activities
  Redemption of restricted cash          -            7,512,629
  Purchase of investment securities
   Available-for-sale                  (650,000)     (1,000,000)
  Proceeds from maturities of
   investment securities
   Available-for-sale                 2,055,341       1,337,832
   Held-to-maturity                      -              165,596
  Net increase in loans and lease
    financing                       (79,713,118)   (110,753,344)
  Proceeds from sale of portfolio
    loans                             7,950,098          -
  Purchases of premises and
    equipment                           (51,925)       (201,259)

Net cash used in investing
  activities                        (70,409,604)   (102,938,546)

Cash flows from financing activities
  Net increase in deposits            8,195,558       3,569,061
  Net increase in short-term
   borrowings                       126,516,701     165,542,250
  Repayment on long-term debt       (32,000,000)    (20,000,000)

Net cash provided by financing
  activities                        102,712,259     149,111,311

Increase (decrease) in cash and
  cash equivalents                   10,428,535     (30,173,068)

Cash and cash equivalents,
  beginning of year                  29,910,037      66,563,160

Cash and cash equivalents, end
  of period                       $  40,338,572   $  36,390,092



                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


Supplemental schedule of investing and financing activities:

For the three months ended March 31,          2000         1999

Unrealized gain (loss) on investment
  available-for-sale                     $   533,624   $ (316,537)

Interest paid                            $11,667,706   $9,772,836

Income taxes paid                        $       970   $    1,494



                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                         March 31, 2000
                           (Unaudited)

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

1.  Cash, Cash Equivalents and Investment Securities

  As   of   March  31,  2000,  NCB's  portfolios  of   investment
securities, cash and cash equivalents had an average adjusted maturity of 1,062 days with interest rates in those portfolios varying from 5.20% to 8.38%.

                         Cash and      Investments Investments
  Cash                  Available-       Held-to-
                        Equivalents     for-Sale     Maturity

  Cash                  $ 2,602,874    $    -      $    -
  Federal funds          10,071,611         -           -
  Money market
   securities            27,314,087       742,012       -
  Private debt security      -              -         769,932
  Mutual funds               -           1,535,681      -
  Certificates of
   deposits                 350,000         -           -
  Mortgage-backed
      securities             -              -       1,942,312
  Corporate bonds            -           4,099,092      -
  U.S. Treasury and Agency
    obligations              -          17,530,555      -
  Interest-only
   receivables               -          19,986,947      -

                        $40,338,572    $43,894,287 $2,710,244



  As of December 31, 1999, NCB's portfolios of investment securities, cash and cash equivalents were comprised of the following:

                         Cash and      Investments Investments
  Cash                  Available-       Held-to-
                        Equivalents     for-Sale     Maturity

  Cash                  $ 3,407,537    $    -      $    -
  Federal funds          11,763,202         -           -
  Money market
   securities            14,389,298      1,039,318      -
  Private debt
   security                  -              -         767,878
  Mutual funds               -           1,221,719      -
  Certificates of
   deposit                  350,000         -           -
  Mortgage-backed
      securities             -              -       1,942,313
  Corporate bonds            -           4,721,038      -
  U.S. Treasury and Agency
    obligations              -          18,447,345      -
  Interest-only
   receivables               -          20,853,625      -

                        $29,910,037    $46,283,045 $2,710,191

     At March 31, 2000 and December 31, 1999, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

   Restricted cash of $4,887,213 at March 31, 2000 and December 31,1999 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At March 31, 2000 and December 31, 1999, the combined remaining balances of 1992 and 1993 loans totaled $43,405,002 and $56,967,101, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

   Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

  Loans and leases outstanding, including loans held for sale, by category, were as follows:

                         March 31, 2000 December 31, 1999

     Commercial loans    $  516,353,741    $470,913,210
     Lease financing         58,550,265      60,104,256
     Real estate loans
       Residential          472,789,836     408,204,055
       Commercial             9,990,795       8,676,896

                         $1,057,684,637    $947,898,417

  At March 31, 2000 and December 31, 1999 loans held for resale were $168.4 million and $132.1 million, respectively.

3.    Impaired Assets

  Impaired loans, representing the nonaccrual loans at March 31, 2000 and December 31, 1999, totaled $795,483 and $580,311, respectively, and averaged $797,307 and $1,084,000 during the respective periods ending on these dates. Specific allowances of $397,742 and $239,911 were established at March 31, 2000 and December 31, 1999, respectively. During the first quarters of 2000 and 1999, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

  At March 31, 2000 and December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans are impaired.

  At March 31, 2000 and December 31, 1999, NCB had real estate acquired through foreclosure for both periods of $2,686,747, which is classified as other assets.

4.    Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 2000:

  Balance at January 1, 2000           $18,693,670
  Provision for loan losses                 12,500
  Charge-offs                             (334,870)
  Recoveries of loans previously
    charged-off                            303,996

  Balance at March 31, 2000            $18,675,296

  The allowance for loan losses as a percentage of average loans and lease financing and loans held for sale at March 31, 2000 was 1.86%.

5.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity for the three months ended March 31, 2000:

                                         Retained     Retained                  Total
                             Common      Earnings     Earnings     Unrealized  Members'
                              Stock      Allocated   Unallocated   Gain(Loss)
Equity

Balance, December 31, 1999  $122,260,494 $ 9,203,865 $16,682,644   $(864,201)  $147,282,802
Net income                        -           -        1,499,810        -         1,499,810
Cancellation and
  redemption of stock           (286,462)     -           91,409        -          (195,053)
2000 patronage dividends
  To be distributed in cash       -           -         (557,784)       -          (557,784)
  Retained in form of equity      -          681,737    (681,737)       -              -
Unrealized gain on investment
  securities available-for-
  sale                            -           -           -          533,624        533,624

Balance, March 31, 2000     $121,974,032 $ 9,885,602 $17,034,342   $(330,577)  $148,563,399

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


  The following is the segment reporting for the three months
March 31, 2000 and 1999 (dollars in thousands):


     2000             Commercial   Real Estate                          NCB
                        Lending      Lending     NCBSB      Other   Consolidated

Net interest income
  Interest income     $ 11,423     $  6,569      $  2,933  $    898
  Allocated interest
   expense               8,873        4,461          -      (13,334)
  Interest expense        -            -            1,703    12,575
Net interest income      2,550        2,108         1,230     1,657  $   7,545

Provision (credit)
 for loan losses         5,949           70            13    (6,019)        13

Non-interest
 income-external           657          652           226      (111)     1,424

Non-interest expense
  Direct expense         1,219        1,152           554     4,153      7,078
  Overhead and support     287          252           274      (813)      -
Total non-interest
 expense                 1,506        1,404           828     3,340      7,078

Income (loss) before
 taxes                $ (4,248)    $  1,286      $    615  $  4,225 $    1,878

Total average assets  $555,690     $296,137      $158,034 $ 75,436  $1,085,297

        1999          Commercial   Real Estate                          NCB
                        Lending      Lending     NCBSB     Other   Consolidated

Net interest income
  Interest income     $  7,844     $  7,247      $  2,437  $    975
  Allocated interest
   expense               5,487        4,479          -       (9,966)
  Interest expense        -            -            1,454     9,410
Net interest income      2,357        2,768           983     1,531   $  7,639

Provision (credit)
 for loan losses        (2,069)        193             43     2,251        418

Non-interest
 income-external           609          205           251       576      1,641

Non-interest expense
  Direct expense         1,148        1,111           662     3,466      6,387
  Overhead and support     117           88            75      (280)      -
Total non-interest
 expense                 1,265        1,199           737     3,186      6,387

Income (loss)
 before taxes         $  3,770     $  1,581      $    454  $ (3,330)  $  2,475

Total average assets  $385,674     $353,477      $131,822  $107,581   $978,554



                    NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


SUMMARY

  NCB's net income for the three months ended March 31, 2000 was $1.5 million. This was a 30.3% or $650.9 thousand decrease compared with $2.2 million for the three months ended March 31, 1999. The variance resulted from a decrease of 1.2% or $94.0 thousand in net interest income, a decrease of 13.2% or $217.1 thousand in non-interest income and an increase of 10.8% or $691.0 thousand in non-interest expense which was partially offset by a decrease of 97% or $405.0 thousand in provision for loan losses.

  Total assets were $1.17 billion at March 31, 2000, up 11% or $116.4 million from $1.06 billion at December 31, 1999. This resulted primarily from increases in loans held for sale and loans and lease financing of $109.8 million and in cash and cash equivalents, restricted cash and investment securities of $8.04 million.

  The annualized return on average total assets was .55% for the first three months of 2000 compared with .88% for the same period in 1999. The annualized return on average equity for the period ended March 31, 2000 and 1999 was 4.05% and 6.11%, respectively.

NET INTEREST INCOME

  Net  interest  income  for  the  first  three  months  of  2000 decreased 1.2% or $94.0 thousand over the same period a year ago.
Table  2  contains  more  detailed information  about  the  $94.0 thousand decrease.

  As shown on Table 1, the net interest spread decreased 61 basis points to 1.7% from 2.31% for the three months ended March 31, 1999 while net interest yield on interest earning assets was 2.78% and 3.21% for the three months ended March 31, 2000 and 1999, respectively. The decrease was mainly due to increased cost to borrow on the short-term facilities. For the three months
ended March  31,  2000, the   yield  on  average  loans  and
leases and on investment securities and cash equivalents was up 18 basis points and 53 basis points, respectively, compared with the first quarter of 1999.

  For the three months ending March 31, 2000, interest income increased 17.9% or $3.3 million to $21.8 million from $18.5 million of the prior year's quarter. As shown on Table 2, the increase in interest income was due mostly to growth in the commercial loan and lease portfolio.

   Interest expense increased $3.4 million or 31.4% to $14.3 million for the three months ended March 31, 2000 compared with $10.9 million for the three months ended March 31, 1999. The interest expense was up as a result of higher levels of notes payable to fund loan volume. At March 31, 2000, the average rate on interest-bearing liabilities increased to 6.35% compared with 5.46% in the same period in 1999. As shown on Table 2, the total increase in interest expense of $3.4 million was volume and interest rate related.

NON-INTEREST INCOME

  Non-interest income for the three months ended March 31, 2000 of $1.4 million decreased 13.2% or $217.1 thousand from $1.6 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees, advisory and debt placement fees and other income. The majority of the decrease resulted from a loss on a commercial loan sale and the reduced yield of interest-only receivables. Loans sold during the first quarter of 2000 were $11.7 million compared with $7.1 million in the year-earlier period.

   Servicing fee income for the quarter ended March 31, 2000 increased 12.7% or $91.3 thousand to $811.9 thousand compared with $720.6 thousand for the three months ended March 31, 1999. At March 31, 2000 and 1999, NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.05 billion and $1.74 billion, respectively.

  Other  income  was  down  28% to $616.3  thousand  from  $856.2 thousand due to lower commercial and real estate loan fees received and yield of interest-only receivables and higher expenses maintaining a real estate property owned.

NON-INTEREST EXPENSE

  Non-interest expense for the three months ended March 31, 2000 increased 10.8% or $691.0 thousand to $7.1 million compared with $6.4 million for the three months ended March 31, 1999. Compensation and employee benefits, remaining by far the single largest component of non-interest expense, increased 17.7% or $639.3 thousand due to a higher employee base and bonus accruals than in the year-earlier period. Compensation and employee benefits accounted for 60.1% and 56.6% of non-interest expense for the three months ended March 31, 2000 and 1999, respectively. Occupancy and equipment expenses went up 18.3% or $191.8 thousand due to increases in computer and internet services and equipment and software maintenance.

  Excluding the voluntary contributions to NCB Development Corporation, which was zero and $50 thousand during the first quarters of 2000 and 1999, respectively, non-interest expense as a percentage of average assets was 2.6% for both the three months ended March 31, 2000 and the same period a year ago.
Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
                                    For the years ended December 31,
                                     2000                      1999
                                              Ave.                      Ave.
Assets                     Average   Income/  Rate/   Average  Income/  Rate/
                           Balance*  Expense  Yield   Balance* Expense  Yield

Interest earning assets
 Real estate loans        $  442,086  $ 8,636  7.81%  $458,737 $ 8,705  7.59%
 Commercial loans and
  leases                     563,528   11,945  8.48%   391,192   8,309  8.50%

 Total loans and leases    1,005,614   20,581  8.19%   849,929  17,014  8.01%

Investment securities
 and cash equivalents         78,663    1,241  6.31%   103,106   1,489  5.78%

 Total interest earning
  assets                   1,084,277   21,822  8.05%   953,035  18,503  7.77%

Allowance for loan losses    (18,694)                  (17,719)

Non-interest earning assets
 Cash                          2,912                    10,528
 Other                        16,802                    32,710

Total non-interest earning
 assets                       19,714                    43,238

Total assets              $1,085,297                  $978,554

Liabilities and members' equity
Interest bearing liabilities
 Subordinated debt        $  182,610  $ 2,646  5.80%  $182,641 $ 2,588  5.67%
 Note payable                590,111   10,173  6.90%   486,578   6,825  5.61%
 Deposits                    126,889    1,459  4.60%   126,018   1,451  4.61%

 Total interest bearing
  liabilities                899,610   14,278  6.35%   795,237  10,864  5.46%

 Other liabilities            37,540                    42,443
 Members' equity             148,147                   140,874

   Total liabilities and
     members' equity      $1,085,297                  $978,554

Net interest earning
 assets                   $  184,667                  $157,798
Net interest revenues and
 spread                               $ 7,544 1.70%            $ 7,639  2.31%
Net yield on interest
 earning assets                               2.78%                     3.21%


PROVISION FOR INCOME TAXES

 The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the three months ended March 31, 2000 was $378 thousand compared with the prior year's provision of $324 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

 Cash, cash equivalents and investment securities totaling $86.9 million at March 31, 2000 increased $8.0 million or 10.2% from $78.9 million at year-end 1999 due to repayments on loans and leases received at the end of March. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.6% at March 31, 2000 from 8.1% at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

 The allowance for loan losses at March 31, 2000 was $18.7 million, down slightly by .1% from December 31, 1999. The allowance during the period was impacted by loans charged-off of $334.9 thousand, recoveries of loans previously charged-off of $304.0 thousand and the provision of $12.5 thousand. Overall, loan portfolio quality remained both strong and stable at the end of the first quarters of 2000 and 1999. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was less than .1% for the quarter ended March 31, 2000 and .2% for the quarter ended March 31, 1999.

 The loan loss allowance as a percentage of average loans and leases decreased to 1.9% at March 31, 2000 from 2.0% at December 31, 1999. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

 As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 6.6% from $3.3 million at December 31, 1999 to $3.5 million at March 31, 2000. Impaired assets as a percentage of loans and leases outstanding plus real estate owned was .33% at March 31, 2000 compared with .34% at year-end 1999. The allowance for loan losses as a percentage of impaired assets decreased to 536.3% at March 31, 2000 from 572.2% at December 31, 1999.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 2000 compared to 1999

                                  Increase (decrease) due to  change
in:

                                    Average    Average
                                    Volume*    Yield     Net**

 Interest Income

 Cash equivalents and
  investment securities             $ (377)    $   129  $ (248)
 Commercial loans and leases         3,653         (17)  3,636
 Real estate loans                    (321)        252     (69)

  Total interest income              2,955         364   3,319

 Interest expense

 Deposits                               10          (2)      8
 Notes payable                       1,612       1,735   3,347
 Subordinated debt                       0          58      58

  Total interest expense             1,622       1,791   3,413

 Net interest income                $1,333     $(1,427) $  (94)

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.


INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                             3/31/00    12/31/99      % Change

Deposits                    $134,267     $126,071          6.5%
Short-term debt              410,106      283,589         44.6%
Long-term debt               254,322      286,263        (11.2%)
Subordinated debt            182,593      182,620          0.0%

 Total                     $981,288      $878,543         11.7%

 Interest bearing liabilities increased $102.7 million to  $981.3 million  at  March 31, 2000 from $878.5 million at  December  31,
1999.

 For the first three months of 2000, deposits at NCB Saving Bank, FSB (NCBSB) grew 6.5% to $134.3 million compared with $126.1 million at December 31, 1999. The growth was attributable to local and national deposit accounts and deposits from cooperative customers. Average maturity of the certificates of deposits is 13.6 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

 At March 31, 2000, total short-term and long-term borrowings (including subordinated debt) increased 12.6% or $94.5 million to $847.0 million in comparison to prior year-end 1999 of $752.5 million. Proceeds from the borrowings were used to fund growth in loans and leases. At March 31, 2000 and December 31, 1999, NCBSB had advances of $23.0 million and $15.0 million, respectively, from the Federal Home Loan Bank and NCB had $387.1 million, net of discount and $268.6 million, net of discount, respectively, outstanding on its short-term facilities. At March 31, 2000, included in the short-term borrowings were revolving lines of credit of $146.5 million; commercial paper with a face value of $225.4 million and $16.0 million in borrowings from a related entity and cooperative customers. At December 31, 1999, included in the short-term borrowings were revolving lines of credit of $79.5 million; commercial paper with a face value of $172.4 million and $17.2 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 11.2% from year-end 1999 due to a payment of $32.0 million under the long-term facilities. At March 31, 2000, there was unused capacity under the short-term and long-term facilities of approximately $64.6 million and $350.0 million, respectively. At December 31, 1999, unused capacity under the short-term and long-term facilities was $183.3 million and $350.0 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

                     March  31,  Dec. 31,  Sept. 30,  June 30,  March 31,
                      2000        1999       1999       1999      1999

Real estate owned   $2,687       $2,687    $2,893     $3,334     $3,355

Non-accruing           795          580       685        701      2,371

                    $3,482       $3,267    $3,578     $4,035     $5,726

YEAR 2000

     NCB undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond.
NCB experienced no operational problems as a result of the changeover of the date 1999 to 2000. NCB has not incurred to date, and does not expect to incur in the future, any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of its expenditures to date have related to the opportunity cost of time spent by NCB's employees evaluating and remediating Year 2000 issues for the hardware and software products purchased, the information technology used in its operations and its non-IT Systems or embedded technology, such as building security, phone system and other systems. Direct costs incurred by NCB have totaled approximately $55,000. NCB did not incur any Year 2000 expenses in the first quarter ended March 31, 2000.

     As of March 31, 2000, NCB has not experienced any material consequences of failure of Year 2000 compliance, either by the Company, its suppliers, and customers. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforseen circumstances could still not arise, or that NCB will not in the future identify equipment or systems which are not Year 2000 compliant.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 1999 to March 31, 2000.

Part II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

     NCB  held  its  annual meeting on April 27, 2000.   Shareholders
elected the following persons to serve as directors:

 Kirby J. Erickson(re-elected)
 Jackie Jenkins-Scott(re-elected)
 Peter C. Young(re-elected)
 Thomas K. Zaucha (re-elected)

 The following directors continued in office after this meeting:

 James L. Burns, Jr.
 Harry J. Bowie
 Joseph Cabral
 Eben Hopson, Jr.
 Marilyn J. McQuiade
 Michael J. Mercer
 Alex N. Miller
 Alfred A. Plamann
 Stuart M. Saft
 Shiela A. Smith

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