Form 10-Q
period 2000-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2000-08-14
CIK 356801

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000 Commission file number 2-99779

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Outstanding at June 30, 2000

     Class C                                      222,733
(Common stock, $100.00 par value)

     Class B                                      997,104
(Common stock, $100.00 par value)

     Class D                                            3
(Common stock, $100.00 par value)


              National Consumer Cooperative Bank
          (doing business as National Cooperative Bank)
                        and Subsidiaries

                             INDEX

PART I  FINANCIAL INFORMATION
                                                        Page No.

Item 1    Consolidated balance sheets - June 30,
          2000 and December 31, 1999 ............           3

          Consolidated statements of income - for
          the three and six months ended June 30, 2000
          and 1999...............................           4

          Consolidated statements of comprehensive
          income - for the six months ended
          June 30, 2000 and 1999.................           5

          Consolidated statements of cash flows -
          for the six months ended June 30, 2000
          and 1999...............................          6-7

          Condensed notes to the consolidated
          financial statements - June 30, 2000...          8-17

Item 2    Management's discussion and analysis
          of financial condition and results of
          operations - for the three and six months
          ended June 30, 2000 and 1999...........          18-28

Item 3    Quantitative and qualitative disclosures
          about market risk .....................          28

                    PART II OTHER INFORMATION

Item 6    Exhibits .............................           29

          Exhibit 10-30 - Amendment No. 3 to Third
          Amended and Restated Loan Agreement with
          Fleet Bank as Agent

          Exhibit 27 - Financial Data Schedule

                    NATIONAL COOPERATIVE BANK
                   CONSOLIDATED BALANCE SHEETS
               June 30, 2000 and December 31, 1999
                               (Unaudited)

                                        June 30,        December 31,
Assets                                    2000              1999
Cash and cash equivalents          $   28,984,637    $   29,910,037
Restricted cash                         4,857,607         4,887,213
Investment securities
  Available-for-sale                   44,166,980        46,283,045
  Held-to-maturity                      2,710,244         2,710,191

Loans held for sale                   207,788,526       132,057,978
Loans and lease financing             884,320,739       815,840,439
 Less: Allowance for loan loss        (19,072,553)      (18,693,670)
 Net loans held for sale and
   loans and lease financing        1,073,036,712       929,204,747

Other assets                           37,869,628        43,514,663

  Total assets                     $1,191,625,808    $1,056,509,896

Liabilities and Members' Equity
Liabilities
Deposits                           $  142,482,158    $  126,071,259
Patronage dividends payable
 in cash                                6,774,313         5,642,040
Other liabilities                      28,359,754        25,041,359
Borrowings
  Short-term                          377,598,417       283,589,354
  Long-term                           304,151,219       286,262,870
                                      681,749,636       569,852,224

  Subordinated debt                   182,498,076       182,620,212

  Total borrowings                    864,247,712       752,472,436

  Total liabilities                 1,041,863,937       909,227,094

Members' equity
Common stock
  Class B                              99,710,414        99,879,531
  Class C                              22,273,318        22,380,663
  Class D                                     300               300
Retained earnings
  Allocated                            10,625,057         9,203,865
  Unallocated                          17,368,655        16,682,644
Accumulated other comprehensive
  income                                 (215,873)         (864,201)

   Total members' equity              149,761,871       147,282,802

   Total liabilities and members'
    equity                         $1,191,625,808    $1,056,509,896




                    NATIONAL COOPERATIVE BANK
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                         Six Months Ended           Three Months Ended
                                              June 30,                  June 30,
                                        2000          1999         2000         1999
Interest income
  Loans and lease financing         $43,443,662   $35,429,714  $22,862,582   $18,415,896
  Investments securities              2,331,643     2,706,871    1,090,231     1,218,099

   Total interest income             45,775,305    38,136,585   23,952,813    19,633,995

Interest expense
  Deposits                           3,200,690      2,840,310    1,742,364     1,389,586
  Short-term borrowings             10,547,178      7,178,910    5,841,421     3,595,484
  Long-term debt, other borrowings
   and subordinated debt            16,629,159     13,319,661    8,515,237     7,489,756

   Total interest expense           30,377,027     23,338,881   16,099,022    12,474,826

   Net interest income              15,398,278     14,797,704    7,853,791     7,159,169

Provision for loan losses              441,667        835,036      429,167       417,536
   Net interest income after
    provision for loan losses       14,956,611     13,962,668    7,424,624     6,741,633

Non-interest income
  Gain on sale of loans                232,994      3,756,363      237,063     3,691,893
  Loan and deposit servicing fees    1,447,851      1,319,608      635,918       599,013
  Other                              1,252,468      2,577,823      636,156     1,721,661

   Total non-interest income         2,933,313      7,653,794    1,509,137     6,012,567

Non-interest expense
  Compensation and
   employee benefits                 7,487,420      7,478,528    3,234,188     3,864,642
  Contractual services               2,286,910      2,105,342    1,233,438     1,038,296
  Occupancy and equipment            2,519,984      2,281,927    1,278,394     1,232,147
  Contribution to NCB
   Development Corporation              -             200,000       -            150,000
  Other                              1,319,459      1,400,216      789,664       793,836
  Total non-interest expense        13,613,773     13,466,013    6,535,684     7,078,921

Income before income taxes           4,276,151      8,150,449    2,398,077     5,675,279

Provision for income taxes             805,457        727,596      427,193       403,182

Net income                         $ 3,470,694    $ 7,422,853  $ 1,970,884   $ 5,272,097

Distribution of net income
  Patronage dividends              $ 3,470,694    $ 7,422,853  $ 1,970,884   $ 5,272,097
  Retained earnings                     -              -            -             -
                                   $ 3,470,694    $ 7,422,853  $ 1,970,884   $ 5,272,097

                    NATIONAL COOPERATIVE BANK
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited)

For the six months ended June 30,              2000        1999


Net income                                 $3,470,694  $7,422,853

Other comprehensive income, net of tax:
  Net unrealized holding
   gains before tax                           648,328   1,317,045

Comprehensive income                       $4,119,022  $8,739,898



                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

For the six months ended June 30,           2000           1999

Cash flows from operating activities
Net income                            $   3,470,694  $   7,422,853
Adjustments to reconcile net
 income to net cash used in
 operating activities
  Provision for loan losses                 441,667        835,035
  Depreciation and amortization           3,432,986      2,802,052
  Gain on sale of loans                    (232,994)    (4,345,651)
  Loans originated for sale            (115,896,466)  (143,984,908)
  Proceeds from sale of loans
   held for sale                         40,398,910    131,774,082
  Decrease (increase) in other
   assets                                 2,826,011     (6,868,407)
  Increase (decrease) in other
   liabilities                            3,026,290    (11,458,739)

Net cash used in operating
 activities                             (62,532,902)   (23,823,683)

Cash flows from investing activities
  Decrease in restricted cash                29,606      7,512,629
  Purchase of investment securities
   Available-for-sale                    (2,260,916)    (1,000,000)
  Proceeds from maturities of
   investments securities
   Available-for-sale                     2,752,681      6,558,083
   Held-to-maturity                          -             165,596
  Net increases in loans and lease
   financing                            (80,564,806)  (191,831,996)
  Proceeds from sale of portfolio
   loans                                 13,823,937     10,483,123
  Purchases of premises and equipment       (73,460)      (421,096)

Net cash used in investing activities   (66,292,958)  (168,533,661)

Cash flows from financing activities
  Net increase (decrease) in deposits    16,410,899     (4,457,641)
  Net increase in short-term borrowings  94,009,063    146,401,341
  Proceeds from issuance of long-term
   debt                                  49,768,128     45,000,000
  Repayment on long term debt           (32,000,000)   (20,000,000)
  Dividends paid                           (287,630)      (250,848)

Net cash provided by financing
 activities                             127,900,460    166,692,852

Decrease in cash and cash equivalents      (925,400)   (25,664,492)

Cash and cash equivalents, beginning
 of year                                 29,910,037     66,563,160

Cash and cash equivalents, end of
 period                               $  28,984,637  $  40,898,668



                    NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


Supplemental schedule of investing and financing activities:

For the six months ended June 30,          2000             1999

Unrealized gain on investment
   available-for-sale                 $   648,328       $ 1,317,045

Interest paid                         $29,247,787       $23,374,647

Income taxes paid                     $   731,970       $   614,694




                    NATIONAL COOPERATIVE BANK
               CONDENSED NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

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

1.  Cash, Cash Equivalents and Investment Securities

  As of June 30, 2000,  NCB's  portfolios  of   investment
securities, cash and cash equivalents had an average adjusted maturity of approximately 2.6 years with interest rates in those portfolios varying from 5.23% to 8.13%.

                             Cash and      Investments  Investments
                              Cash         Available-    Held-to-
                             Equivalents     for-Sale    Maturity

  Cash                       $ 2,868,539   $    -       $   -
  Federal funds               15,921,664        -           -
  Money market securities      9,844,434       752,518      -
     Private debt security        -             -          767,931
  Mutual funds                    -          1,794,353      -
  Certificates of deposit        350,000        -           -
  Mortgage-backed
      securities                  -             -        1,942,313
  Corporate bonds                 -          4,689,913      -
  U.S. Treasury and Agency
    obligations                   -         17,607,645      -
  Interest-only receivables       -         19,322,551      -

                             $28,984,637   $44,166,980  $2,710,244

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

     At June 30, 2000 and December 31, 1999, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

   Restricted cash of $4,857,607 and $4,887,213 at June 30,  2000 and December 31, 1999, respectively is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At June 30, 2000 and December 31, 1999, the combined remaining balance of 1992 and 1993 loans totaled $38,955,317 and $56,967,101, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

   Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

  Loans and leases outstanding by category were as follows:

                                    June 30, 2000  December 31,1999

     Commercial loans              $  537,850,646   $470,913,210
     Lease financing                   57,590,393     60,104,256
     Real estate loans
       Residential                    486,831,096    408,204,055
       Commercial                       9,837,130      8,676,896

                                   $1,092,109,265   $947,898,417

  At June 30, 2000 and December 31, 1999, loans held for sale were $207.8 million and $132.1 million, respectively.

3.    Impaired Assets

  Impaired loans, representing the nonaccrual loans at June 30, 2000 and December 31, 1999, totaled $707,259 and $580,311, respectively, and averaged $744,500 and $1,084,000 during the respective periods ending on these dates. Specific allowances of $343,600 and $239,911 were established at June 30, 2000 and December 31, 1999, respectively. During 2000 and 1999, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

  At June 30, 2000 and December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans are impaired.

  At  June  30,  2000 and December 31, 1999, NCB had real  estate
acquired   through  foreclosure  of  $125,007   and   $2,686,747,
respectively, which is classified as other assets.

4.    Allowance for Loan Losses

  The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 2000:

  Balance at January 1, 2000           $18,693,670
  Provision for loan losses                441,667
  Charge-offs                             (480,355)
  Recoveries of loans previously
    charged-off                            417,571

  Balance at June 30, 2000             $19,072,553

  The allowance for loan losses as a percentage of average loans and lease financing at June 30, 2000 was 1.8%.

5.   Statement of Changes in Members' Equity

  The following is a summary of the activity in members' equity at June 30, 2000:

                                        Retained    Retained                   Total
                             Common    Earnings     Earnings     Unrealized   Members'
                              Stock    Allocated   Unallocated   (Loss) Gain  Equity

Balance, December 31, 1999 $122,260,494 $ 9,203,865 $16,682,644   $ (864,201) $147,282,802
Net income                       -           -        3,470,694       -          3,470,694
Other dividends declared         -           -         (292,107)      -           (292,107)
Cancellation and redemption
  of stock                     (276,462)     -           91,409       -            185,053)
2000 patronage dividends
  to be distributed in cash      -           -       (1,162,793)      -         (1,162,793)
Retained in form of equity       -        1,421,192  (1,421,192)      -             -
Unrealized gain on investment
  securities available-for-
  sale                          -           -           -           648,328       648,328

Balance, June 30, 2000     $121,984,032 $10,625,057 $17,368,655   $ (215,873)$149,761,871

6. Segment Reporting

   NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: commercial lending, real estate lending, warehouse lending, NCB Savings
Bank   and   other.  The  commercial  lending  segment  provides
financial services to cooperative and member-owned businesses. The real estate lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The warehouse lending segment originates real estate and commercial loans for sale in the secondary market. NCB Savings Bank segment provides traditional
banking  services  such  as lending   and   deposit  gathering
to  retail,  corporate   and commercial  customers.  "Other"
consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

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



     The following is the segment reporting for the six months ended June 30, 2000 and 1999 (dollars in thousands):

     2000              Commercial  Real Estate  Warehouse                            NCB
                        Lending     Lending      Lending    NCBSB     Other    Consolidated

  Interest income     $  22,565   $  6,487     $  7,142   $  6,283   $  3,298    $   45,775
  Interest expense
   Allocated             18,308      4,589        5,473        -      (28,370)         -
   Direct                  -          -            -         3,809     26,568        30,377
  Net interest income     4,257      1,898        1,669      2,474      5,100        15,398

  Provision(credit)for
   loan losses           10,419         81          -           67    (10,125)          442

  Non-interest income-
   external               1,061        797          568        505          3         2,934

  Non-interest expense
    Direct expense        2,556      1,700          406      1,111      7,841        13,614
    Overhead and support    587        477           81        544     (1,689)         -

  Total non-interest
   expense                3,143      2,177          487      1,655      6,152        13,614

 (Loss) income before
   taxes               $ (8,244)  $    437     $  1,750   $  1,257   $  9,076    $    4,276

 Total average
  assets              $ 573,277   $151,677     $167,808   $164,703   $  74,748   $1,132,213



      1999             Commercial   Real Estate  Warehouse                           NCB
                        Lending      Lending      Lending     NCBSB    Other     Consolidated


 Interest income      $ 17,382     $  4,786      $  7,532   $  5,279  $  3,158   $   38,137
 Interest expense
   Allocated            12,264        3,369         4,983        -     (20,616)        -
   Direct                 -            -             -         3,052    20,287       23,339
 Net interest income     5,118        1,417         2,549      2,227     3,487   $   14,798

 Provision (credit)
  for loan              (1,342)         183          -            85     1,909          835

 Non-interest income-
  external               1,656        1,194         4,554        483      (234)       7,653

 Non-interest expense
   Direct expense        2,572        1,546           767      1,344     7,236       13,466
   Overhead and support    404          135            36        150      (724)        -

 Total non-interest
  expense                2,976        1,681           803      1,494     6,512       13,466

 Income (loss) before
  taxes               $  5,140     $    747      $  6,300   $  1,131  $ (5,168)  $    8,150

 Total average assets $396,804     $137,906      $192,033   $141,576  $133,625   $1,001,944


  The following is the segment reporting for the three months ended June 30, 2000 and 1999 (dollars in thousands):

     2000             Commercial   Real Estate   Warehouse                             NCB
                       Lending      Lending                   NCBSB     Other      Consolidated

  Interest income     $ 11,142     $  3,402      $  3,659   $  3,350   $  2,400    $   23,953
  Interest expense
   Allocated             9,435        2,421         3,180        -      (15,036)         -
   Direct                 -            -             -         2,106    13,993         16,099
  Net interest
   income                1,707          981           479       1,244      3,443        7,854

  Provision (credit)
   for loan losses       4,471           11           -            54     (4,107)         429

  Non-interest income-
   external                404          327           386         279        113        1,509

  Non-interest expense
   Direct expense        1,337          760           194         557      3,688        6,536
   Overhead and support    300          266            39         270          (875)        -
 Total non-interest
  expense                1,637        1,026           233         827      2,813        6,536

 (Loss) income before
   taxes              $ (3,997)    $    271      $    632    $    642   $  4,850   $    2,398

 Total average assets $564,483     $150,243      $157,568    $161,369   $141,082   $1,174,745



      1999            Commercial   Real Estate   Warehouse                               NCB
                       Lending      Lending       Lending       NCBSB       Other    Consolidated

 Interest income      $  9,538     $   2,277     $  2,794     $ 2,842     $  2,183   $   19,634
 Interest expense
  Allocated              6,777         1,651        2,222        -         (10,650)        -
  Direct                  -             -            -          1,598       10,877       12,475
 Net interest income     2,761           626          572       1,244        1,956        7,159

 Provision (credit)
  for loan losses          727           (10)        -             42         (342)         417

 Non-interest income-
  external               1,047         1,044        4,499          232         (810)       6,012

 Non-interest expense
  Direct expense         1,424           871          331         682        3,770        7,079
  Overhead and support     287            67          (16)         75         (444)        -

 Total non-interest
  expense                1,711           938          347         757        3,326        7,079

 Income (loss) before
  taxes               $  1,370      $    748     $  4,719    $    677     $ (1,839)  $    5,675

 Total average assets $407,892      $138,671     $167,997    $151,236     $149,628   $1,015,424


7. New Accounting Standards

     In June 1998,Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued effective for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending
SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements are effective for NCB for the fiscal quarter beginning
January 1, 2001.   NCB is currently evaluating the requirements of
these statements to determine the potential impact on the consolidated financial statements.

8. Subsequent Event

     On August 4, 2000, NCB sold $129.0 million and $14.5 million of cooperative mortgages and commercial mortgages, respectively, into a $1.1 billion conduit transaction. The gain on these sales will be reflected in the third quarter results.



                    NATIONAL COOPERATIVE BANK
              MANAGEMENT'S DISCUSSION AND ANALYSIS
         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


SUMMARY

   NCB's net income for the six months ended June 30, 2000 was $3.5 million. This was a 53.2% or $3.9 million decrease compared with $7.4 million for the six months ended June 30, 1999. The variance resulted from a decrease of $4.7 million in non-interest income and increases in non-interest expense and taxes of $147.8 thousand and $77.9 thousand, respectively. This was partially offset by an increase in netinterest income of $600.6 thousand and a decrease of $393.3 thousand in provision for loan losses. For the three month period ending June 30, 2000, net income decreased $3.3 million or 62.6% due primarily to a decrease in non-interest income.

   Total assets were $1.19 billion at June 30, 2000, up 12.8% or $135.1 million from $1.06 billion at December 31, 1999. This resulted from an increase in loans held for sale and loans and lease financing of $144.2 million partially offset by a decrease in cash and cash equivalents, restricted cash, investment securities and other assets of $8.7 million.

   The annualized return on average total assets was .61% for the first six months of 2000 compared with 1.48% for the same period in 1999. The annualized return on average equity for the periods ended June 30, 2000 and 1999 was 4.67% and 10.38%, respectively.

NET INTEREST INCOME

   Net interest income for the first six months of 2000 was $15.4 million, an increase of 4.1% or $600.6 thousand compared with $14.8 million over the same period a year ago.

   For the six months ending June 30, 2000, interest income increased 20.0% or $7.7 million to $45.8 million from $38.1 million of the prior year's period. The majority of the increase was due to the growth of commercial loan and lease portfolios and a higher yield on real estate loans and cash equivalents and investment securities. Table 2 shows that increases of $6.4 million and $1.2 million were volume and yield related, respectively.

   Interest expense increased $7.1 million to $30.4 million for the six months ended June 30, 2000 compared with $23.3 million for the six months ended June 30, 1999. Interest expense was up as a result of higher levels of notes payable and deposits and higher interest rates on them. The increased borrowings were required to fund loan volume. As shown on Table 2, a $4.3 million increase in interest expense was volume related while a $2.8 million increase was due to interest rates.

   For the six months ended June 30, 2000 and 1999, the average rate on interest earning assets was 8.28% and 7.92%, respectively. Average rate on interest bearing liabilities was up 68 basis points to 6.40% for the first half of 2000 compared with 5.72% for the same period in 1999.

   For the three month period ended June 30, 2000, net interest income went up 9.7% or $694.6 thousand from the same period in 1999.

   Interest income went up $4.3 million to $24.0 million for the three months ended June 30, 2000 compared with $19.6 million for the same period ended June 30, 1999. The increase in interest income was due to a higher average balance of interest earning assets.

   For the second quarter ended June 30, 2000, interest expense increased 29.1% or $3.6 million to $16.1 million compared with $12.5 million for the second quarter ended June 30, 1999 due to higher short-term interest rates and increased funding of loans. As shown on Table 2A, the increase in interest expense amounting to $2.5 million was volume related while $1.1 million was yield related.

   For the quarter ended June 30, 2000, the average rate on interest earning assets was up 28 basis points to 8.34% from 8.06% for the same quarter ended June 30, 1999. Average rate on interest bearing liabilities was 6.51% and 5.96% for the periods ended June 30, 2000 and 1999, respectively.


NON-INTEREST INCOME

   Non-interest income for the six months ended June 30, 2000 of $2.9 million decreased 61.7% or $4.8 million from $7.7 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees and advisory and debt placement fees.

   For the six months ended June 30, 2000, gain on sale of loans was $233.0 thousand compared with $3.8 million in the same period last year. The decrease resulted from the timing and volume of loans sold. Total loans sold were $55.8 million and $161.1 million for the periods ended June 30, 2000 and 1999, respectively.

   Servicing fee income for the six months ended June 30, 2000 increased
9.7% or $128.2 thousand to $1.45 million compared to $1.32 million in the prior year. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.1 billion and $1.9 billion as of June 30, 2000 and 1999, respectively.

   Other non-interest income for the six months ended June 30, 2000 was down 51.4% or $1.3 million from $2.6 million for the same six months in the prior year. Commercial loan fees and income of interest-only receivables were lower for the first six months of 2000 by $450.5 thousand and $236.0 thousand, respectively, compared with the same period of the prior year. Additionally, in the first six months of 1999, NCB received $389.8 thousand as reimbursement for expenses incurred in the sale of a real estate note.

   For the three month period ending June 30, 2000, non-interest income decreased 74.9% or $4.5 million to $1.5 million from $6.0 million for the same period in 1999. Decreases amounting to $3.5 million was related to secondary marketing activities and $1.1 million was due to lower commercial fees and miscellaneous income received and lower income on interest-only receivables.


NON-INTEREST EXPENSE

   Non-interest expense for the six months ended June 30, 2000 increased 1.1% or $147.8 thousand to $13.6 million compared with $13.5 million for the six months ended June 30, 1999. Compensation and benefits, the largest component of non-interest expense, slightly increased .12% or $8.9 thousand. Contractual services, occupancy and equipment, and other expenses increased 5.9% or $338.9 thousand primarily due to equipment and technology costs, corporate and marketing development, legal fees and other loan costs.

   Excluding the voluntary contributions to NCB Development Corporation, which was zero and $200.0 thousand during the first two quarters of 2000 and 1999, respectively, non-interest expense as a percentage of average assets decreased to 1.2% for the six months ended June 30, 2000 compared with 1.3% for the same period a year ago.

   For the three months ended June 30, 2000, non-interest expense decreased 7.7% or $543.2 thousand to $6.5 million from $7.1 million for the same period in 1999. The variance was primarily due to a decrease in compensation and employee benefits of $630.4 thousand which was partially offset by an increase in contractual services of $195.1 thousand.


Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                          Six Months Ended June 30,
                                     2000                         1999
 ASSETS                   Average   Income/  Yields/    Average  Income/  Yields/
                          Balance   Expenses Rate       Balance  Expense  Rate
 Interest earning
  assets
  Real estate loans      $ 462,519 $18,691    8.08%   $  473,710 $17,678  7.46%
  Commercial loans
   and leases              563,606  24,753    8.78%      402,231  17,752   8.83%

  Total loans and
   leases                1,026,125  43,444    8.47%      875,941  34,430   8.09%

  Investment securities
   and cash equivalents     78,988   2,331    5.90%       87,438   2,707   6.19%

  Total interest earning
   assets                1,105,113  45,775    8.28%      963,379  38,137   7.92%

 Allowance for loan
  losses                   (18,796)                      (18,037)

 Non-interest earning
  assets
  Cash                       4,446                        10,955
  Other assets              41,450                        45,647

  Total non-interest
   earning assets           45,896                        56,602

  Total assets          $1,132,213                    $1,001,944

 LIABILITIES AND MEMBERS' EQUITY
 Interest bearing liabilities
   Subordinated debt    $  182,571 $ 5,441    5.96%   $  182,668 $ 5,119   5.61%
   Notes payable           631,347  21,735    6.89%      507,913  15,379   6.06%
   Deposits                135,315   3,201    4.73%      125,591   2,840   4.52%

   Total interest bearing
    liabilities            949,233  30,377    6.40%      816,172  23,338   5.72%

 Other liabilities          34,415                        42,743
 Members' equity           148,565                       143,029

  Total liabilities
   and members' equity  $1,132,213                    $1,001,944

 Net interest earning
  assets                $  155,880                    $  147,207

 Net interest revenues
  and spread                       $15,398    1.88%              $14,799   2.20%

 Net yield on interest
  earning assets                              2.79%                        3.07%


Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)
                                         Three Months Ended June 30,
                                     2000                       1999
 ASSETS                  Average    Income/  Yields/  Average   Income/  Yields/
                         Balance    Expenses Rates    Balance   Expenses Rates
 Interest earning
  assets
  Real estate loans     $  482,955  $10,055  8.33%  $  488,965  $ 8,973   7.34%
  Commercial loans
   and leases              584,048   12,808  8.77%     413,230    9,443   9.14%

  Total loans and
   leases                1,067,003   22,863  8.57%     902,195   18,416   8.16%

  Investment securities
   and cash equivalents     82,414    1,090  5.29%      72,122    1,218   6.76%

  Total interest earning
   assets                1,149,417   23,953  8.34%     974,317   19,634   8.06%

 Allowance for loan
  losses                   (18,868)                    (18,355)

 Non-interest earning
  assets
  Cash                       3,923                      11,038
  Other assets              40,273                      48,424

  Total non-interest
   earning assets           44,196                      59,462

  Total assets          $1,174,745                  $1,015,244

 LIABILITIES AND MEMBERS' EQUITY
 Interest bearing liabilities
   Subordinated debt    $  182,541   $ 2,795  6.13% $  182,694    $ 2,531 5.54%
   Notes payable           664,430    11,562  6.96%    529,676      8,554 6.46%
   Deposits                141,923     1,742  4.91%    125,160      1,390 4.44%

   Total interest bearing
    liabilities            988,894    16,099  6.51%    837,530     12,475 5.96%

 Other liabilities          36,607                      33,354
 Members' equity           149,244                     144,540

  Total liabilities and
   members' equity      $1,174,745                  $1,015,424

 Net interest earning
  assets                $  160,523                  $  136,787

 Net interest revenues
  and spread                        $  7,854  1.83%               $ 7,159 2.10%

 Net yield on interest
  earning assets                              2.73%                       2.94%

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 2000 compared to 1999

                               Increase (decrease) due to  change in:

                                    Average    Average
                                    Volume*     Yield     Net**
 Interest Income

 Cash equivalents and
  investment securities             $ (253)    $  (122)  $ (375)
 Commercial loans and leases         7,088         (87)   7,001
 Real estate loans                    (425)      1,438    1,013

  Total interest income              6,410       1,229    7,639

 Interest expense

 Deposits                              226         135      361
 Notes payable                       4,065       2,290    6,355
 Subordinated debt                      (3)        325      322

  Total interest expense             4,288       2,750    7,038

 Net interest income                $2,122     $(1,521)  $  601

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.


Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 2000 compared to 1999

                              Increase (decrease) due to  change in:

                                    Average    Average
                                    Volume*    Yield    Net**

 Interest Income

 Cash equivalents and
  investment securities             $  159     $  (287) $ (128)
 Commercial loans and leases         3,760        (395)  3,365
 Real estate loans                    (112)      1,194   1,082

  Total interest income              3,807         512   4,319

 Interest expense

 Deposits                              197         155     352
 Notes payable                       2,305         703   3,008
 Subordinated debt                      (2)        266     264

  Total interest expense             2,500       1,124   3,624

 Net interest income                $1,307     $  (612) $  695

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

  The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB(NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the six months ended June 30, 2000 was $805.4 thousand compared with the prior year's provision of $727.6 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

  Cash, cash equivalents and investment securities totaling $75.9 million at June 30, 2000 decreased $3.0 million or 3.9% from $78.9 million at year-end 1999. The decrease was due mostly to the funding of loans and lease financing. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 6.5% at June 30, 2000 from 8.1% at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses at June 30, 2000 increased 2.03% or $378.9 thousand to $19.1 million from $18.7 million at December 31, 1999. The allowance during the period was impacted by loans charged-off amounting to $480.4 thousand, recoveries of loans previously charged-off of $417.6 thousand and the provision of $441.7 thousand. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding remained at
 .02% and .2% for the six months ended June 30, 2000 and 1999, respectively.

  Criticized loans have grown to $42.4 million or 7.8% at June 30, 2000 from 4.3% of the total loans outstanding at December 31, 1999. The growth in criticized loans came primarily from a package of retail member loans purchased from a wholesale food cooperative and declining financial condition of a national hardware wholesaler.

  The loan loss allowance as a percentage of loans and leases decreased to 1.9% at June 30, 2000 from 2.0% at December 31,
1999. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

  As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 74.5% from $3.3 million at December 31, 1999 to $832.0 thousand at June 30, 2000. Impaired assets as a percentage of loans and leases outstanding plus real estate owned decreased to .08% at June 30, 2000 compared with
 .34% at year-end 1999. The allowance for loan losses as a percentage of impaired assets increased to 2,292.4% at June 30, 2000 from 572.2% at December 31, 1999.

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
                              6/30/00    12/31/99    % Change

Deposits                    $  142,482   $126,071     13.0%
Short-term debt                377,598    283,589     33.1%
Long-term debt                 304,151    286,263      6.2%
Subordinated debt              182,498    182,620      0.0%

 Total                      $1,006,729   $878,543     14.6%

  Interest bearing liabilities increased $128.2 million to $1.0 billion at June 30, 2000 from $878.5 million at December 31,
1999.

  For the six months of 2000, deposits at NCBSB grew 13.0% to $142.5 million compared with $126.1 million at December 31, 1999. The growth was due to local and national depositors and deposits from cooperatives customers. Average maturity of the certificates of deposits is 12.4 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

  At June 30, 2000, total short-term and long-term borrowings (including subordinated debt) increased 14.9% or $111.8 million to $864.2 million in comparison to prior year-end 1999 of $752.5 million. Proceeds from the borrowings were used to fund growth in loans and leases. At June 30, 2000, and December 31, 1999, NCBSB had advances of $29.0 million and $15.0 million, respectively, from the Federal Home Loan Bank. NCB had $348.6 million, net of discount and $268.6 million, net of discount outstanding on its short-term facilities at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, included in the short-term borrowings were revolving lines of credit of $90.5 million; commercial paper with a face value of $245.2 million and
$13.5 million in borrowing from a related entity and cooperative customers. At December 31, 1999, included in the short-term borrowing were revolving lines of credit of $79.5 million; commercial paper with face value of $172.4 million and $17.2 million in borrowings from a related entity and cooperative customers. Long-term debt increased 6.2% from year-end 1999 due to the issuance of an additional $50.0 million in medium term notes, net of a maturity payment of $32.0 million under the long-term facilities. At June 30, 2000, there was unused capacity under short-term and long-term facilities of approximately $88.3 million and $300.0 million, respectively. At December 31, 1999, unused capacity under the short-term and long-
term   facilities   was  $183.3  million  and   $350.0   million,
respectively.


TABLE 3
Impaired assets
(dollars in thousands)

                  June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                    2000     2000      1999      1999      1999

Real estate owned $  125    $2,687    $2,687    $2,893   $3,334

Non-accruing         707       795       580       685      701

                  $  832    $3,482    $3,267    $3,578   $4,035


YEAR 2000

   NCB undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond.
NCB experienced no operational problems as a result of the changeover of the date 1999 to 2000. NCB has not incurred to date, and does not expect to incur in the future, any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of its expenditures to date have related to the opportunity cost of time spent by NCB's employees evaluating and remediating Year 2000 issues for the hardware and software products purchased, the information technology used in its operations and its non-IT Systems or embedded technology, such as building security, phone system and other systems. Direct costs incurred by NCB have totaled approximately $55,000. NCB did not incur any Year 2000 expenses in the six months ended June 30, 2000.

   As of June 30, 2000, NCB has not experienced any material consequences of failure of Year 2000 compliance, either by the Company, its suppliers, and customers. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforseen circumstances could still not arise, or that NCB will not in the future identify equipment or systems which are not Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No material changes in NCB's market risk profile occurred from December 31, 1999 to June 30, 2000.

ITEM 6. EXHIBITS

 (a)  The following exhibit is filed as part of this report:

        Exhibit 10-30 - Amendment No. 3 to Third Amended and
        Restated Loan Agreement with Fleet Bank as Agent

        Exhibit 27 -  Financial Data Schedule


                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


               NATIONAL CONSUMER COOPERATIVE BANK

Date:

                                  By:/s/Richard L. Reed
                                     Richard L. Reed,
                                     Managing Director,
                                     Chief Financial Officer



                                  By:/s/Marietta J. Orcino
                                     Marietta J. Orcino
                                     Vice President, Tax &
                                     Regulatory Compliance