Form 10-Q
period 2000-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2000-11-14
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2000 Commission file number 2-99779
                      -------------------                       -------

                       NATIONAL CONSUMER COOPERATIVE BANK
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                            United States of America
                        (12 U.S.C. SECTION 3001 ET SEQ.)
                        --------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)


                                   52-1157795
                                   ----------
                                (I.R.S. Employer
                               Identification No.)

             1401 EYE STREET, NW, SUITE 700, WASHINGTON, D.C. 20005
             ------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (202)336-7700
                                                           -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                      ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT SEPTEMBER 30, 2000
                                               ---------------------------------
     CLASS C                                                 223,678
------------------
(Common stock, $100.00 par value)

     CLASS B                                               1,083,340
------------------
(Common stock, $100.00 par value)

     CLASS D                                                       3
------------------
(Common stock, $100.00 par value)

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX
                                      -----

PART I          FINANCIAL INFORMATION
                                                                                           PAGE NO.

Item 1    Consolidated balance sheets - September 30, 2000 and December 31, 1999...              3

          Consolidated statements of income - for the three and nine months
          ended September 30, 2000 and 1999 .......................................              4

          Consolidated statements of comprehensive income - for the nine months
          ended September 30, 2000 and 1999........................................              5

          Consolidated statements of cash flows - for the nine months ended
          September 30, 2000 and 1999..............................................            6-7

          Condensed notes to the consolidated financial statements - September
          30, 2000.................................................................           8-17

Item 2    Management's discussion and analysis of financial condition and results of operations - for the three and nine months ended September
          30, 2000 and 1999........................................................          18-27

Item 3    Quantitative and qualitative disclosures about market risk...............             27

                            PART II OTHER INFORMATION

Item 6    Exhibit .................................................................             28

          Exhibit 27 - Financial Data Schedule

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                              September 30,              December 31,
ASSETS                                                             2000                     1999
                                                              --------------            ---------------
Cash and cash equivalents                                     $   37,557,361            $   29,910,037
Restricted cash                                                    3,903,864                 4,887,213
Investment securities
     Available-for-sale                                           44,419,212                46,283,045
     Held-to-maturity                                              2,710,244                 2,710,191

Loans held for sale                                               67,594,769               132,057,978
Loans and lease financing                                        882,449,396               815,840,439
    Less: Allowance for loan loss                                (20,907,255)              (18,693,670)
                                                              --------------            --------------
    Net loans held for sale and
      loans and lease financing                                  929,136,910               929,204,747

Other assets                                                      39,527,951                43,514,663
                                                              --------------            --------------
     Total assets                                             $1,057,255,542            $1,056,509,896
                                                              ==============            ==============
LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Deposits                                                      $  133,555,730            $  126,071,259
Patronage dividends payable in cash                                1,935,778                 5,642,040
Other liabilities                                                 32,533,163                25,041,359
Borrowings
     Short-term                                                  263,845,090               283,589,354
     Long-term                                                   291,712,677               286,262,870
                                                              --------------            --------------
                                                                 555,557,767               569,852,224

     Subordinated debt                                           182,012,641               182,620,212
                                                              --------------            --------------
     Total borrowings                                            737,570,408               752,472,436
                                                              --------------            --------------
     Total liabilities                                           905,595,079               909,227,094
                                                              --------------            --------------
MEMBERS' EQUITY

Common stock
     Class B                                                     108,333,952                99,879,531
     Class C                                                      22,367,845                22,380,663
     Class D                                                             300                       300
Retained earnings
     Allocated                                                     3,125,583                 9,203,865
     Unallocated                                                  17,735,773                16,682,644
Accumulated other comprehensive
  income                                                              97,010                  (864,201)
                                                              --------------            --------------
     Total members' equity                                       151,660,463               147,282,802
                                                              --------------            --------------
     Total liabilities and members' equity                    $1,057,255,542            $1,056,509,896
                                                              ==============            ==============

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Nine Months Ended                 Three Months Ended
                                                      September 30,                     September 30,
                                               2000               1999              2000             1999
                                            -----------       -----------       -----------      ------------
Interest income
     Loans and lease financing             $65,587,541       $54,839,740        $22,143,879      $19,410,026
     Investment securities                   3,573,296         3,986,922          1,241,653        1,280,051
                                           -----------       -----------        -----------      -----------
       Total interest income                69,160,837        58,826,662         23,385,532       20,690,077
                                           -----------       -----------        -----------      -----------
Interest expense
     Deposits                                4,941,354         4,178,962          1,740,664        1,338,652
     Short-term borrowings                  15,283,180        11,223,800          4,736,002        4,044,890
     Long-term and subordinated
       debt and other borrowings            25,638,734        20,746,179          9,009,575        7,426,518
                                           -----------       -----------        -----------      -----------
       Total interest expense               45,863,268        36,148,941         15,486,241       12,810,060
                                           -----------       -----------        -----------      -----------
       Net interest income                  23,297,569        22,677,721          7,899,291        7,880,017

Provision for loan losses                    2,456,667           877,535          2,015,000           42,499
                                           -----------       -----------        -----------      -----------
       Net interest income after
        provision for loan losses           20,840,902        21,800,186          5,884,291        7,837,518
                                           -----------       -----------        -----------      -----------
Non-interest income
     Gain on sale of loans                   2,072,389         7,650,038          1,839,395        3,893,675
     Loan and deposit servicing
      fees                                   2,169,772         2,043,597            721,921          723,989
     Other                                   2,581,851         3,284,674          1,329,383          706,851
                                           -----------       -----------        -----------      -----------
   Total non-interest income                 6,824,012        12,978,309          3,890,699        5,324,515
                                           -----------       -----------        -----------      -----------
Non-interest expense
     Compensation and
       employee benefits                    11,515,643        10,680,740          4,028,223        3,202,212
     Contractual services                    3,489,450         3,263,969          1,202,540        1,158,627
     Occupancy and equipment                 3,697,996         3,507,983          1,178,012        1,226,056
     Contribution to NCB
       Development Corporation                   -               350,000               -             150,000
     Other                                   1,988,175         2,023,425            668,716          623,209
                                           -----------       -----------        -----------      -----------
     Total non-interest expense             20,691,264        19,826,117          7,077,491        6,360,104
                                           -----------       -----------        -----------      -----------
Income before income taxes                   6,973,650        14,952,378          2,697,499        6,801,929

Provision for income taxes                   1,417,500         1,136,679            612,043          409,083
                                           -----------       -----------        -----------      -----------
Net income                                 $ 5,556,150       $13,815,699        $ 2,085,456      $ 6,392,846
                                           ===========       ===========        ===========      ===========
Distribution of net income
     Patronage dividends                   $ 5,556,150       $13,815,699        $ 2,085,456      $ 6,392,846
     Retained earnings                          -                  -                 -                 -
                                           -----------       -----------        -----------      -----------
                                           $ 5,556,150       $13,815,699        $ 2,085,456      $ 6,392,846
                                           ===========       ===========        ===========      ===========

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

For the nine months ended September 30,                                      2000                  1999
                                                                          ----------            -----------

Net income                                                                $5,556,150           $13,815,699

Other comprehensive income, net of tax:
    Net unrealized holding
       gains before tax                                                      961,211               379,598
                                                                          ----------           -----------
Comprehensive income                                                      $6,517,361           $14,195,297
                                                                          ==========           ===========

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the nine months ended September 30,                           2000                       1999
                                                              ------------              --------------
Cash flows from operating activities
Net income                                                    $   5,556,150             $  13,815,699
Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                                    2,456,667                   877,535
     Depreciation and amortization                                4,243,623                 4,949,394
     Gain on sale of loans                                       (2,072,389)               (7,650,038)
     Loans originated for sale                                 (135,233,554)             (234,002,641)
     Proceeds from sale of loans held
      for sale                                                  201,408,277               268,120,970
     Decrease (increase) in other assets                          1,073,452                (6,423,224)
     Increase (decrease) in other liabilities                     7,491,804                (4,271,541)
                                                               ------------               ------------
Net cash provided by operating activities                        84,924,030                35,416,154
                                                               ------------               ------------
Cash flows from investing activities
     Decrease in restricted cash                                    983,349                3,385,179
     Purchase of investment securities
       Available-for-sale                                        (5,060,916)              (18,400,000)
     Proceeds from maturities of investment
      securities
       Available-for-sale                                         4,790,134                7,698,534
       Held-to-maturity                                              -                        165,596
     Net increase in loans and leases                           (93,204,080)             (257,143,975)
     Proceeds from sale of portfolio loans                       28,272,995               10,483,123
     Purchases of premises and equipment                           (129,024)                 (608,391)
                                                               ------------              ------------
Net cash used in investing activities                           (64,347,542)             (254,419,934)
                                                               ------------              ------------
Cash flows from financing activities
     Net increase in deposits                                     7,484,471                 7,781,108
     Net (decrease) increase in
        short-term borrowings                                   (19,744,264)              157,141,414
     Proceeds from issuance of long-term debt                    49,768,128                45,000,000
     Repayment on long term debt                                (44,500,000)              (20,000,000)
     Patronage dividends paid                                    (5,654,452)               (4,896,310)
     Dividends paid                                                (283,047)                 (246,861)
                                                               ------------              -------------
Net cash (used in) provided by
   financing activities                                         (12,929,164)              184,779,351
                                                               -------------             -------------
Increase (decrease) in
  cash and cash equivalents                                       7,647,324               (34,224,429)

Cash and cash equivalents, beginning
     of year                                                     29,910,037                66,563,160
                                                               -------------             -------------
Cash and cash equivalents, end of period                      $  37,557,361             $  32,338,731
                                                               =============             =============

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental schedule of investing and financing activities:

For the nine months ended September 30,                   2000                  1999
                                                       -----------          -----------                     -
Unrealized gain on investment
 available-for-sale                                    $   961,211        $   379,598

Interest paid                                          $42,810,934        $34,811,752

Income taxes paid                                      $ 1,058,270        $ 1,104,268

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

1. Cash, Cash Equivalents and Investment Securities

     As of September 30, 2000, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of approximately 2.3 years with interest rates in those portfolios varying from 5.23% to 8.13%.

                                             Cash and                  Investments           Investments
                                               Cash                    Available-             Held-to-
                                            Equivalents                 For-Sale               Maturity
                                            -----------                ----------            -----------
     Cash                                   $14,374,383                $    -                $    -
     Federal funds                            4,844,540                     -                     -
     Money market securities                 17,988,438                    766,078                -
     Private debt security                       -                           -                  767,931
     Mutual funds                                -                       1,578,049                -
     Certificates of deposit                    350,000                     -                     -
     Mortgage-backed
      securities                                 -                          -                 1,942,313
     Corporate bonds                             -                       8,419,498                -
     U.S. Treasury and Agency
       obligations                               -                      15,160,775                -
     Interest-only receivables                   -                      18,494,812                -
                                            -----------                -----------           -----------
                                            $37,557,361                $44,419,212           $2,710,244
                                            ===========                ===========           ==========

     As of December 31, 1999, NCB's portfolios of investment securities, cash and cash equivalents were composed of the following:

                                             Cash and                  Investments           Investments
                                               Cash                     Available-            Held-to-
                                            Equivalents                 For-Sale               Maturity
                                            -----------                ----------            -----------

     Cash                                   $ 3,407,537                $    -                $    -
     Federal funds                           11,763,202                     -                     -
     Money market securities                 14,389,298                  1,039,318                -
     Private debt security                       -                         -                    767,878
     Mutual funds                                -                       1,221,719                -
     Certificates of deposit                    350,000                     -                     -
     Mortgage-backed
      securities                                 -                          -                 1,942,313
     Corporate bonds                             -                       4,721,038                -
     U.S. Treasury and Agency
       obligations                               -                      18,447,345                -
     Interest-only receivables                   -                      20,853,625                -
                                            -----------                -----------           -----------
                                            $29,910,037                $46,283,045           $2,710,191
                                            ===========                ===========           ==========

     At September 30, 2000 and December 31, 1999, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

     Restricted cash of $3,903,864 and $4,887,213 at September 30, 2000 and December 31, 1999, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At September 30, 2000 and December 31, 1999, the combined remaining balance of 1992 and 1993 loans totaled $36,865,913 and $56,967,101, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2. Loans and Lease Financing

     Loans and leases outstanding by category were as follows:

                                                              Sept. 30, 2000              Dec. 31, 1999
                                                              --------------              -------------
         Commercial loans                                      $541,911,478                 $470,913,210
         Lease financing                                         53,119,256                   60,104,256
         Real estate loans
           Residential                                          345,368,638                  408,204,055
           Commercial                                             9,644,793                    8,676,896
                                                               ------------                 ------------
                                                               $950,044,165                 $947,898,417
                                                               ============                 ============

     At September 30, 2000 and December 31, 1999, loans held for sale were $67.6 million and $132.1 million, respectively.

3. Impaired Assets

     Impaired loans, representing the non-accrual loans at September 30, 2000 and December 31, 1999, totaled $504,288 and $580,311, respectively, and averaged $665,823 and $1,084,000 during the respective periods ending on these dates. Specific allowances of $252,144 and $239,911 were established at September 30, 2000 and December 31, 1999, respectively. During 2000 and 1999, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At September 30, 2000 and December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans are impaired.

     At September 30, 2000 and December 31, 1999, NCB had real estate acquired through foreclosure of $14,067 and $2,686,747, respectively, which is classified as other assets.

4. Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 2000:

     Balance at January 1, 2000                                        $18,693,670
     Provision for loan losses                                           2,456,667
     Charge-offs                                                          (676,958)
     Recoveries of loans previously
      charged-off                                                          433,876
                                                                       -----------
     Balance at September 30, 2000                                     $20,907,255
                                                                       ===========

     The allowance for loan losses as a percentage of average loans and lease financing was 2.1% at September 30, 2000.

5.   Statement of Changes in Members' Equity

     The following is a summary of the activity in members' equity at September 30, 2000:

                                                     Retained          Retained                               Total
                                     Common          Earnings          Earnings          Unrealized          Members'
                                     Stock          Allocated         Unallocated       (Loss) Gain           Equity
                                   ----------     -------------     --------------     -------------        ----------

Balance, December 31, 1999      $122,260,494        $9,203,865       $16,682,644        $(864,201)        $147,282,802
Net income                            -                  -             5,556,150            -                5,556,150
1999 patronage dividends
   distributed in stock            8,718,065        (8,718,065)           -                 -                    -
Other dividends declared              -                  -              (292,107)           -                 (292,107)
Cancellation of stock               (276,462)            -                91,409            -                 (185,053)
2000 patronage dividends
   To be distributed in cash          -                  -            (1,662,540)           -               (1,662,540)
   Retained in form of equity         -              2,639,783        (2,639,783)           -                    -
Unrealized gain on investment
  securities available-for-
  sale                                -                  -                -               961,211              961,211
                                ------------        ----------       -----------        ---------         ------------

Balance, September 30, 2000     $130,702,097        $3,125,583       $17,735,773        $  97,010         $151,660,463
                                ============        ==========       ===========        =========         ============

6. Segment Reporting

     NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: commercial lending, real estate lending, warehouse lending, NCB Savings Bank and other. The commercial lending segment provides financial services to cooperative and member-owned businesses. The real estate lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The warehouse lending segment originates real estate and commercial loans for sale in the secondary market. The NCB Savings Bank segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. "Other" consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

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

     The following is the segment reporting for the nine months ended September 30, 2000 and 1999 (dollars in thousands):

            2000           Commercial     Real Estate    Warehouse                                NCB
                            Lending         Lending       Lending       NCBSB      Other     Consolidated
                          -----------    -----------   -----------   ----------   --------  --------------
  Interest income         $   34,930    $    9,975   $    9,166   $    9,497   $    5,593    $   69,161
  Interest expense
    Allocated                 28,085         7,002        6,724          -        (41,811)          -
    Direct                       -             -            -          5,878       39,985        45,863
                          ----------    ----------   ----------   ----------   ----------    ----------
  Net interest income          6,845         2,973        2,442        3,619        7,419        23,298
  Provision (credit)for
  loan losses                 12,131           170          -             82       (9,926)        2,457

  Non-interest income-
  external                     1,893         2,259        1,483          972          217         6,824

  Non-interest expense
    Direct expense             3,913         2,638          659        1,707       11,774        20,691
    Overhead and
     support                     860           693          128          709       (2,390)          -
                          ----------    ----------   ----------   ----------   ----------    ----------
  Total non-interest
   expense                     4,773         3,331          787        2,416        9,384        20,691
                          ----------    ----------   ----------   ----------   ----------    ----------
  (Loss) income before
   taxes                  $   (8,166)   $    1,731   $    3,138   $    2,093   $    8,178    $    6,974
                          ==========    ==========   ==========   ==========   ==========    ==========
  Total average assets    $  592,405    $  153,250   $  145,961   $  170,451   $   62,168    $1,124,235
                          ==========    ==========   ==========   ==========   ==========    ==========


             1999             Commercial     Real Estate    Warehouse                                NCB
                               Lending        Lending       Lending       NCBSB        Other      Consolidated
                              -----------     -----------  ----------   ----------  -----------   -------------
Interest income                $   28,127    $    7,096   $   10,670   $    8,304   $    4,630    $   58,827
Interest expense
  Allocated                        20,363         5,135        6,977          -        (32,475)          -
  Direct                              -             -            -          4,894       31,255        36,149
                               ----------    ----------   ----------   ----------   ----------    ----------
Net interest income                 7,764         1,961        3,693        3,410        5,850        22,678

Provision (credit) for loan
  losses                             (771)          253          -            128        1,268           878


Non-interest income-external        2,635         3,143        7,939          682       (1,421)        12,978

Non-interest expense
  Direct expense                    3,626         2,003          969        1,495       11,733        19,826
  Overhead and support                785           462          117          748       (2,112)          -
                               ----------    ----------   ----------   ----------   ----------    ----------
Total non-interest
  expense                           4,411         2,465        1,086        2,243        9,621        19,826
                               ----------    ----------   ----------   ----------   ----------    ----------
Income (loss) before
  taxes                        $    6,759    $    2,386   $   10,546   $    1,721   $   (6,460)   $   14,952
                               ==========    ==========   ==========   ==========   ==========    ==========
Total average assets           $  431,224    $  137,781   $  185,621   $  149,041   $  127,453    $1,031,120
                               ==========    ==========   ==========   ==========   ==========    ==========

The following is the segment reporting for the three months ended September 30, 2000 and 1999 (dollars in thousands):

            2000                Commercial   Real Estate  Warehouse                                  NCB
                                 Lending      Lending      Lending      NCBSB         Other      Consolidated
                               -----------  -----------  ----------   ----------    ----------    ------------
Interest income                $   12,365   $    3,488   $    2,024   $    3,214    $    2,295    $   23,386
Interest expense
  Allocated                         9,777        2,413        1,251          -         (13,441)          -
  Direct                              -            -            -          2,069        13,418        15,487
                               ----------   ----------   ----------   ----------    ----------    ----------
Net interest income                 2,588        1,075          773        1,145         2,318         7,899

Provision (credit) for loan
losses                              1,712           89          -             15           199         2,015

Non-interest income-external          831        1,464          915          467           214         3,891

Non-interest expense
  Direct expense                    1,356          938          253          596         3,934         7,077
  Overhead and support                273          216           47          165          (701)          -
                               ----------   ----------   ----------   ----------    ----------    ----------
Total non-interest expense
                                    1,629        1,154          300          761         3,233         7,077
                               ----------   ----------   ----------   ----------    ----------    ----------
Income (loss) before taxes
                               $       78   $    1,296   $    1,388   $      836    $     (900)   $    2,698
                               ==========   ==========   ==========   ==========    ==========    ==========
Total average assets           $  582,841   $  152,463   $  156,885   $  167,577    $   67,355    $1,127,121
                               ==========   ==========   ==========   ==========    ==========    ==========

             1999               Commercial    Real Estate    Warehouse                                 NCB
                                 Lending        Lending       Lending      NCBSB         Other      Consolidated
                                 --------    ----------   -----------   ---------    ----------   --------------

Interest income                $   10,745    $    2,310   $    3,138   $    3,025    $    1,472    $   20,690
Interest expense
  Allocated                         8,099         1,766        1,994          -         (11,859)          -
  Direct                              -             -            -          1,842        10,968        12,810
                               ----------    ----------   ----------   ----------    ----------    ----------
Net interest income                 2,646           544        1,144        1,183         2,363         7,880

Provision (credit) for loan
losses                                571           70          -             43          (644)            43

Non-interest income-external          979         1,949        3,385          199        (1,187)        5,325

Non-interest expense
  Direct expense                    1,054           457          202          151         4,496         6,360
  Overhead and support                381           327           81          598        (1,387)          -
                               ----------    ----------   ----------   ----------    ----------    ----------
Total non-interest expense          1,435           784          283          749         3,109         6,360
                               ----------    ----------   ----------   ----------    ----------    ----------
Income (loss) before taxes     $    1,619    $    1,639   $    4,246   $      590    $   (1,292)        6,802
                               ==========    ==========   ==========   ==========    ==========    ==========

Total average assets           $  342,325    $  139,882   $  140,992   $  163,815    $  269,144    $1,056,158
                               ==========    ==========   ==========   ==========    ==========    ==========

7. New Accounting Standards

     In June 1998,Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities "Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending SFAS No. 133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statements are effective for NCB for the fiscal quarter beginning January 1, 2001. NCB is currently evaluating the requirements of these statements to determine the potential impact on the consolidated financial statements.

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


SUMMARY

     NCB's net income for the nine months ended September 30, 2000 was $5.6 million. This was a 59.8% or $8.2 million decrease compared with $13.8 million for the nine months ended September 30, 1999. The variance resulted from a decrease of $6.2 million in non-interest income and increases in the provision for loan losses, non-interest expense and taxes of $1.6 million, $865.1 thousand and $280.8 thousand, respectively. This was partially offset by an increase in net interest income of $619.8 thousand. For the three month period ending September 30, 2000, net income decreased $4.3 million or 67.4% compared with the same period in 1999. This decrease in net income was due to a decrease in non-interest income of $1.4 million and increases in provision for loan losses and non-interest expense of $2.0 million and $717.4 thousand, respectively.

     Total assets increased .07% or $745.6 thousand to $1.1 billion at September 30, 2000 from year end December 31, 1999. This resulted from an increase in cash and cash equivalents, restricted cash and investment securities of $4.8 million partially offset by a $4.0 million decrease in other assets.

     The annualized return on average total assets was .66% for the first nine months of 2000 compared with 1.79% for the same period in 1999. The annualized return on average equity for the periods ended September 30, 2000 and 1999 was 4.96% and 11.98%, respectively.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 2000 was $23.3 million, an increase of 2.7% or $619.8 thousand compared with $22.7 million over the same period a year ago.

     For the nine months ending September 30, 2000, interest income increased 17.6% or $10.4 million to $69.2 million from $58.8 million in the prior year's period. The majority of the increase was due to the growth of the commercial loan and lease portfolios and a higher yield on real estate loans. Table 2 shows that increases of $8.2 million and $2.2 million were volume and yield related, respectively.

     Interest expense increased $9.8 million to $45.9 million for the nine months ended September 30, 2000 compared with $36.1 million for the nine months ended September 30, 1999. Interest expense was up as a result of higher levels of notes payable and deposits and higher interest rates on them. The increased borrowings were required to fund loan volume. As shown on Table 2, a $4.5 million increase in interest expense was volume related while a $5.2 million increase was due to interest rates.

     For the nine months ended September 30, 2000 and 1999, the average rate on interest earning assets was 8.39% and 7.98%, respectively. Average rate on interest bearing liabilities was up 80 basis points to 6.52% at September 30, 2000 compared with 5.72% for the same period in 1999.

     For the three month period ended September 30, 2000 and 1999, net interest income was flat at $7.9 million.

     Interest income increased 13.0% or $2.7 million to $23.4 million for the three months ended September 30, 2000 compared with $20.7 million for the same period a year ago. The increase in interest income was due to a higher average balance of interest earning assets.

     For the quarter ended September 30, 2000, interest expense increased 20.9% or $2.7 million to $15.5 million compared with $12.8 million for the quarter ended September 30, 1999 due to higher short-term interest rates and increased usage to fund loans. As shown on Table 2A, the increase in interest expense amounting to $916.0 thousand was volume related while $1.8 million was yield related.

     For the quarter ended September 30, 2000, the average rate on interest earning assets increased 41 basis points to 8.46% from 8.05% for the quarter ended September 30, 1999. The average rate on interest bearing liabilities was 6.62% and 5.86% for the quarters ended September 30, 2000 and 1999, respectively.

NON-INTEREST INCOME

     Non-interest income for the three quarters ended September 30, 2000 of $6.8 million decreased 47.4% or $6.2 million from $13.0 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees and advisory and debt placement fees.

     For the nine months ended September 30, 2000, gain on sale of loans was $2.1 million compared with $7.7 million in the same period last year. The decrease resulted from a lower yield and lower volume of loans sold. Total loans sold were $226.5 million and $290.7 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

     Servicing fee income for the nine months ended September 30, 2000 increased 6.2% or $126.2 thousand to $2.17 million compared to $2.04 million in the prior year. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.2 billion and $2.0 billion as of September 30, 2000 and 1999, respectively.

     Other non-interest income for the three quarters ended September 30, 2000 was down 21.4% or $702.8 thousand to $2.6 million from $3.3 million for the same period in the prior year. Commercial loan fees and miscellaneous income were lower for the first nine months of 2000 by $733.2 thousand and $192.3 thousand, respectively, compared with the same period of the prior year.

     For the three month period ending September 30, 2000, non-interest income decreased 26.9% or $1.4 million to $3.9 million from $5.3 million for the same period in 1999. A decrease amounting to $2.1 million was related to lower volume and lower profitability of loans sold during the period. This was offset by an increase of $622.5 thousand in miscellaneous income.

NON-INTEREST EXPENSE

     Non-interest expense for the nine months ended September 30, 2000 increased 4.4% or $865.1 thousand to $20.7 million compared with $19.8 million for the nine months ended September 30, 1999. Compensation and benefits, the largest component of non-interest expense, increased 7.8% or $834.9 thousand. As of September 30, 2000 and 1999, NCB and its consolidated subsidiaries employed 203 and 183 employees, respectively. Contractual services and occupancy and equipment increased 6.1% or $415.5 thousand primarily due to corporate and marketing development and legal and supervisory examination fees. Other expenses decreased by $35.3 thousand due to savings in corporate insurance premiums of $83.2 thousand which was partially offset by an increase in loan costs of $42.7 thousand.

     Excluding the voluntary contributions to NCB Development Corporation, which was zero and $350.0 thousand during the first three quarters of 2000 and 1999, respectively, non-interest expense as a percentage of average assets decreased to 1.8% for the nine months ended September 30, 2000 compared with 1.9% for the same period a year ago.

     For the three months ended September 30, 2000, non-interest expense increased 11.3% or $717.4 thousand to $7.1 million from $6.4 million for the same period in 1999. The variance was due to an increase in compensation and employee benefits of $826.0 thousand which was offset by a net decrease in contractual services, occupancy and equipment and other expenses of $108.6 thousand.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                     Nine Months Ended September 30,
                                                              2000                                     1999
                                             --------------------------------------------------------------------------
ASSETS                                        Average        Income/      Yields/      Average       Income/      Yields/
                                              Balance        Expenses     Rates        Balance       Expenses     Rates
                                            -----------      --------     -------    -----------     --------     -----
Interest earning assets
  Real estate loans                         $  442,542       $26,619      8.02%      $  457,761      $25,855      7.53%
  Commercial loans
   and leases                                  576,480        38,969      9.01%         436,938       28,984      8.84%
                                            ----------       -------                 ----------      -------
  Total loans and
   leases                                    1,019,022        65,588      8.58%         894,699       54,839      8.17%
  Investment securities
   and cash equivalents                         79,782         3,573      5.97%          88,398        3,987      6.01%
                                            ----------       -------                 ----------      -------
   Total interest earning
    assets                                   1,098,804        69,161      8.39%         983,097       58,826      7.98%
                                            ----------       -------                 ----------      -------
Allowance for loan
 losses                                        (19,119)                                 (18,187)
Non-interest earning assets
  Cash                                           3,501                                    7,125
  Other assets                                  41,049                                   59,085
                                            ----------                               ----------
  Total non-interest
   earning assets                               44,550                                   66,210
                                            ----------                               ----------
  Total assets                              $1,124,235                               $1,031,120
                                            ==========                               ==========
LIABILITIES AND MEMBERS'
EQUITY
Interest bearing liabilities
  Subordinated debt                         $  182,504       $ 8,469      6.19%      $  182,676      $ 7,750      5.66%
  Notes payable                                620,364        32,453      6.98%         537,017       24,220      6.01%
  Deposits                                     135,192         4,941      4.87%         123,443        4,179      4.51%
                                            ----------       -------                 ----------      -------
  Total interest bearing
   liabilities                                 938,060        45,863      6.52%         843,136       36,149      5.72%
                                                             -------                                 -------
Other liabilities                               36,711                                   34,271
Members' equity                                149,464                                  153,713
                                            ----------                               ----------
 Total liabilities and
  members' equity                           $1,124,235                               $1,031,120
                                            ==========                               ==========
Net interest earning assets                 $  160,744                               $  139,961

Net interest revenues and
  spread                                                     $23,298      1.87%                      $22,677      2.26%

Net yield on interest
  earning assets                                                          2.83%                                   3.08%

Table 1A

RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                 Three Months Ended September 30,
                                                              2000                                      1999
                                              -------------------------------------------------------------------------
ASSETS                                         Average        Income/      Yields/      Average      Income/      Yields/
                                               Balance        Expenses     Rates        Balance      Expenses     Rates
                                             -----------      --------     -------    -----------    --------     -----
Interest earning assets
  Real estate loans                           $ 421,114       $ 7,928      7.53%      $  435,048     $ 8,178      7.52%
  Commercial loans
   and leases                                   603,751        14,216      9.42%         505,229      11,232      8.89%
                                             ----------       -------                 ----------     -------
  Total loans and
   leases                                     1,024,865        22,144      8.64%         940,277      19,410      8.26%
  Investment securities
   and cash equivalents                          80,688         1,242      6.16%          88,289       1,280      5.81%
                                             ----------       -------                 ----------     -------
   Total interest earning
    assets                                    1,105,553        23,386      8.46%       1,028,566      20,690      8.05%
                                             -----------      -------                 ----------     -------
Allowance for loan
 losses                                         (19,673)                                 (18,487)
Non-interest earning assets
  Cash                                            1,688                                    1,538
  Other assets                                   39,553                                   44,541
                                             ----------                               ----------
  Total non-interest
   earning assets                                41,241                                   46,079
                                             ----------                               ----------
  Total assets                               $1,127,121                               $1,056,158
                                             ==========                               ==========
LIABILITIES AND MEMBERS'
EQUITY
Interest bearing liabilities
  Subordinated debt                          $  182,385       $ 3,027      6.64%      $  182,694     $ 2,630      5.76%
  Notes payable                                 616,489        10,718      6.95%         572,682       8,841      6.18%
  Deposits                                      136,799         1,741      5.09%         119,217       1,339      4.49%
                                             ----------       -------                 ----------     -------
  Total interest bearing
   liabilities                                  935,673        15,486      6.62%         874,593      12,810      5.86%
                                                              -------                                -------
Other liabilities                                40,335                                   33,126
Members' equity                                 151,113                                  148,439
                                             ----------                               ----------
 Total liabilities and
  members' equity                            $1,127,121                               $1,056,158
                                             ==========                               ==========
Net interest earning assets                  $  169,880                               $  153,973

Net interest revenues and
  spread                                                      $ 7,900      1.84%                     $ 7,880      2.19%

Net yield on interest
  Earning assets                                                           2.86%                                  3.06%

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the nine months ended September 30, 2000 compared to 1999

                                                                    Increase (decrease) due to change in:
                                                                 ------------------------------------------
                                                                 Average             Average
                                                                 Volume*             Yield          Net**
                                                                 -------             -----          -----
Interest income

Cash equivalents and
 investment securities                                           $ (386)             $   (28)       $ (414)
Commercial loans and leases                                       9,423                  562         9,985
Real estate loans                                                  (879)               1,642           763
                                                                 -------             -------        ------
 Total interest income                                            8,158                2,176        10,334
                                                                 ------              -------        ------
Interest expense

Deposits                                                            415                  347           762
Notes payable                                                     4,055                4,177         8,232
Subordinated debt                                                    (4)                 724           720
                                                                 -------             -------        ------
 Total interest expense                                           4,466                5,248         9,714
                                                                 ------              -------        ------
Net interest income                                              $3,692              $(3,072)       $  620
                                                                 ======              =======        ======

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A

Changes in Net Interest Income
(dollars in thousands)

For the three months ended September 30, 2000 compared to 1999

                                                                   Increase (decrease) due to change in:
                                                                 ------------------------------------------
                                                                 Average             Average
                                                                 Volume*             Yield          Net**
                                                                 -------             -----          -----
Interest income

Cash equivalents and
 investment securities                                           $  (114)            $    76        $  (38)
Commercial loans and leases                                        2,290                 694         2,984
Real estate loans                                                   (262)                 12          (250)
                                                                 --------            -------        -------
 Total interest income                                             1,914                 782         2,696
                                                                 -------             -------        ------
Interest expense

Deposits                                                             211                 191           402
Notes payable                                                        709               1,168         1,877
Subordinated debt                                                     (4)                402           398
                                                                 --------            -------        ------
 Total interest expense                                              916               1,761         2,677
                                                                 -------             -------        ------
Net interest income                                               $  998             $  (979)       $   19
                                                                 =======             ========       ======

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

     The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB(NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the nine months ended September 30, 2000 increased to $1.4 million from a provision of $1.1 million for the same period during 1999. The increase was due to an increase in non-member income and payment of under accrual of 1999's income tax.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities totaling $84.7 million at September 30, 2000 increased $5.8 million or 7.3% from $78.9 million at year-end 1999. The increase was due to repayments on loans and leases received at the end of September. As a percentage of earning assets, cash, cash equivalents and investment securities increased to 8.9% at September 30, 2000 from 8.1% at December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at September 30, 2000 increased 11.8% or $2.2 million to $20.9 million from $18.7 million at December 31, 1999. The allowance during the period was impacted by loans charged-off amounting to $677.0 thousand, recoveries of loans previously charged-off of $433.9 thousand and the provision of $2.5 million. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was .3% and .1% for the nine months ended September 30, 2000 and 1999, respectively.

     Criticized loans have grown to $98.0 million or 10.2% of the total loans outstanding at September 30, 2000 from 4.3% of the total loans outstanding at December 31, 1999. The growth in criticized loans came primarily from a package of retail member loans purchased from a wholesale food cooperative and the declining financial condition of a national hardware wholesaler.

     The loan loss allowance as a percentage of loans and leases increased to 2.2% at September 30, 2000 from 2.0% at December 31, 1999. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

     As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 84.1% from $3.3 million at December 31, 1999 to $518.0 thousand at September 30, 2000. Impaired assets as a percentage of loans and leases outstanding plus real estate owned decreased to .05% at September 30, 2000 compared with .34% at year-end 1999. The allowance for loan losses as a percentage of impaired assets increased to 4,036.1% at September 30, 2000 from 572.2% at December 31, 1999.

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)
                                                    9/30/00               12/31/99               % Change
                                                    --------             ----------              ----------
Deposits                                          $  133,556              $126,071                   5.9%
Short-term debt                                      263,845               283,589                  (7.0)%
Long-term debt                                       291,713               286,263                   1.9%
Subordinated debt                                    182,013               182,620                   0.0%
                                                  ----------              --------
   Total                                          $  871,127              $878,543                  (0.8)%
                                                  ==========              ========

     Interest bearing liabilities decreased $7.4 million to $871.1 million at September 30, 2000 from $878.5 million at December 31, 1999.

     For the first nine months of 2000, deposits at NCBSB grew 5.9% to $133.6 million compared with $126.1 million at December 31, 1999. The growth was due to local and national depositors and deposits from cooperative customers. Average maturity of the certificates of deposits is 13.5 months. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

     At September 30, 2000, total short-term and long-term borrowings (including subordinated debt) decreased 2.0% or $14.9 million to $737.6 million in comparison to prior year-end 1999 of $752.5 million. At September 30, 2000, and December 31, 1999, NCBSB had advances of $8.0 million and $15.0 million, respectively, from the Federal Home Loan Bank. NCB had $255.8 million, net of discount, and $268.6 million, net of discount, outstanding on its short-term facilities at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, included in the short-term borrowings were revolving lines of credit of $31.0 million; commercial paper with a face value of $189.3 million and $37.0 million in borrowings from a related entity and cooperative customers. At December 31, 1999, included in the short-term borrowing were revolving lines of credit of $79.5 million; commercial paper with face value of $172.4 million and $17.2 million in borrowings from a related entity and cooperative customers. Long-term debt increased 1.9% from year-end 1999 due to the issuance of an additional $50.0 million in medium-term notes, net of maturity of $44.5 million under the long-term facilities. At September 30, 2000, there was unused capacity under short-term and long-term facilities of approximately $180.2 million and $312.5 million, respectively. At December 31, 1999, unused capacity under the short-term and long-term facilities was $183.3 million and $350.0 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

                                 Sept. 30,         June 30,       March 31,          Dec. 31,        Sept. 30,
                                   2000              2000            2000              1999           1999
                                 --------          --------        --------          --------        --------
Real estate owned                $   14            $  125          $2,687            $2,687           $2,893

Non-accruing                        504               707             795               580              685
                                 ------            ------          ------            ------           ------
                                 $  518            $  832          $3,482            $3,267           $3,578
                                 ======            ======          ======            ======           ======


YEAR 2000

     NCB undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond. NCB experienced no operational problems as a result of the changeover of the date 1999 to 2000. NCB has not incurred to date, and does not expect to incur in the future, any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of its expenditures to date have related to the opportunity cost of time spent by NCB's employees evaluating and remediating Year 2000 issues for the hardware and software products purchased, the information technology used in its operations and its non-IT Systems or embedded technology, such as building security, phone system and other systems. Direct costs incurred by NCB have totaled approximately $55,000. NCB did not incur any Year 2000 expenses in the nine months ended September 30, 2000.

     As of September 30, 2000, NCB has not experienced any material consequences of failure of Year 2000 compliance, either by the Company, its suppliers, or customers. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that NCB will not in the future identify equipment or systems which are not Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 1999 to September 30, 2000.

ITEM 6. EXHIBIT

(a)  The following exhibit is filed as part of this report:

     Exhibit 27 - Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK

Date:
     ------

                          By: /s/
                                 -----------------------
                                 Richard L. Reed,
                                 Managing Director,
                                 Chief Financial Officer



                         By: /s/
                                  -----------------------
                                  Marietta J. Orcino
                                  Vice President, Tax &
                                  Regulatory Compliance