Form 10-K405
period 2000-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2001-03-30
CIK 356801

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000 Commission file number 2-99779
                             -----------------                        -------

                       NATIONAL CONSUMER COOPERATIVE BANK
             (Exact name of registrant as specified in its charter)

              United States of America
         (12 U.S.C. Section 3001 et. seq.)                      52-1157795
         ---------------------------------                      ----------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

             1401 Eye Street N.W., Suite 700 Washington, D.C. 20005
             --------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

        Registrant's telephone number, including area code (202) 336-7700
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements of the past 90 days. Yes X  No   .
                                            ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. A subsidiary of the registrant holds 2.86% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.

                         (Cover Continued on Next Page)

                                (Cover Continued)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                                   Outstanding at December 31, 2000
Class C
(Common stock, $100.00 par value)                                                         220,180

Class B
(Common stock, $100.00 par value)                                                       1,074,401

Class D
(Common stock, $100.00 par value)                                                               3

                                      INDEX

                                     PART I

Item 1        Business...................................................................................1

Item 2        Properties.................................................................................8

Item 3        Legal Proceedings..........................................................................9

Item 4        Submission of Matters to a Vote of Security Holders........................................9

                                     PART II

Item 5        Market for the Registrant's Common Stock and Related
                 Stockholder Matters....................................................................10

Item 6        Selected Financial Data...................................................................13

Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................................14

Item 7A       Quantitative and Qualitative Disclosures about
                 Market Risk............................................................................30

Item 8        Financial Statements and Supplementary Data...............................................37

Item 9        Changes in and Disagreements with Accountants,
                 on Accounting and Financial Disclosure.................................................78

                                    PART III

Item 10       Directors and Executive Officers of the Registrant........................................78

Item 11       Executive Compensation....................................................................87

Item 12       Security Ownership of Certain
                 Beneficial Owners and Management.......................................................89

Item 13       Certain Relationships and Related Transactions............................................90

                                     PART IV

Item 14       Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K................................................................95

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

         NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing services which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to the NCB Development Corporation ("NCB Development"), a non-profit corporation without capital stock organized in 1982 which makes loans and provides assistance principally to developmental cooperatives.

         The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred Stock of NCB previously held by the United States to Class A Notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1401 Eye Street, N.W., Washington, D.C. 20005. On April 1, 2001, NCB will move to its new offices at 1725 Eye Street, NW, Washington, DC 20006. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB I, Inc., NCB Financial Advisors, Inc., NCB Funding Corporation and NCB NetPlatform, Inc. maintain offices in Lewes, Delaware. NCB Insurance Brokers, Inc. maintains its offices in New York City while NCB Savings Bank, FSB maintains its office in Ohio.

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

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

ELIGIBILITY REQUIREMENTS

         Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to being eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for retailer members of wholesaler cooperatives in the food and hardware industries. In addition, organizations applying for loans must comply with other technical requirements imposed by NCB.

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

LOANS BENEFITING LOW-INCOME PERSONS

         Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB's outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. As of December 31, 2000, 22.0% of the outstanding loans were to "low income persons".

LOANS FOR RESIDENTIAL PURPOSES

         The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30 percent of the gross assets of NCB.

         To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 2000, approximately 14% of NCB's total assets consisted of loans which qualify under the residential cap.

OPERATIONS OF SUBSIDIARIES

         NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

         NCB Financial Corporation ("NCBFC") is a Delaware chartered, wholly-owned, unitary thrift holding company subsidiary of NCB whose sole subsidiary is NCB Savings Bank, FSB.

         NCB Savings Bank, FSB ("NCBSB") is a federally chartered, federally insured savings bank located in Hillsboro, Ohio.

         NCB Capital Corporation ("NCBCC") is a Delaware chartered wholly-owned subsidiary of NCB that originates loans to cooperatives and sells loans in the secondary market. The company's name was changed from NCB Mortgage Corporation in November 1997. Where incidental to NCB financing programs for cooperatives, and to the development of cooperatives, NCBCC may make loans to entities that are not operating on a cooperative basis.

         NCB Insurance Brokers, Inc. ("NCBIB") is a New York chartered, wholly-owned subsidiary of NCB engaged in the business of brokering insurance to cooperatives.

         NCB I, Inc. ("NCB I") is a Delaware chartered wholly-owned, special purpose corporation subsidiary of NCB that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB and NCB I are parties to an agreement under which each agrees not to commingle the assets of NCB I with those of NCB.

         NCB Retail Finance Corporation ("NCBRFC") is a Delaware chartered wholly-owned special purpose corporation subsidiary of NCB that participates in the securitization and sale of loans to customers involved in the grocery business. NCBRFC is required by its certificate of incorporation to have at least two directors independent of NCB and to avoid commingling its assets with those of NCB.

         NCB Financial Advisors, Inc. ("NCBFA") is a Delaware chartered wholly-owned subsidiary of NCB that provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations.

         NCB Funding Corporation ("NCBFDC") is a Delaware chartered wholly-owned, special purpose corporation subsidiary of NCB that participates in the securitization and sale of real estate loans.

         NCB NetPlatform, Inc. ("NCBNPI") is a Delaware chartered wholly-owned subsidiary of NCB that builds and offers Internet technology platforms.

COMPETITION

         Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.

REGULATION

         NCB is organized under the laws of the United States. NCB is examined annually by the Farm Credit Administration, but that agency has no regulatory or enforcement powers over NCB, and the General Accounting Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB's charter. NCB Savings Bank, FSB is regulated by the Office of Thrift Supervision. As a savings and loan holding company, NCB is subject to limited regulatory and enforcement powers of an examination by the Office of Thrift Supervision pursuant to 12 U.S.C. Section 1467a.

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

          NCB's subsidiaries are subject to state income and franchise taxes.

AGREEMENT CONCERNING CLASS A NOTES

         Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S

Treasury four replacement Class A notes. As of January 1, 2001, the face amounts and current maturities of the outstanding replacement notes were as follows:

                              Current
      Replacement             Maturity               Face
         Note                   Date                Amount                 Maturity
----------------------- ------------------ ------------------------- ---------------------
----------------------- ------------------ ------------------------- ---------------------
          1                  4/1/01                 $53,553,328                  3 months
          2                 10/1/02                 $36,854,000                 36 months
          3                 10/1/05                 $55,281,000                 60 months
          4                 10/1/10                 $36,854,000                120 months

         When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions. At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing interest rates for Treasury obligations of comparable maturities. NCB intends generally to avail itself of this right. Thus, until the final redemption of the Class A notes, NCB would have outstanding to the U.S. Treasury four tranches of Class A notes in the maturities stated above. In November 1994, however, NCB adopted a Capitalization and Patronage Refund Policy (as amended January 2000) that contemplates the probable retirement of $25 million of Class A notes in 2010 and $25 million in 2015.

FURTHER INFORMATION

         For further information concerning the development of NCB's business in 2000, please see the response to Item 7.

                               ITEM 2. PROPERTIES

         NCB leases space for its Washington, D.C. headquarters and for four regional offices located in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB I, Inc., NCB Financial Advisors, Inc., NCB Funding Corporation and NCB NetPlatform, Inc. maintain offices in Lewes, Delaware. NCB Insurance Brokers, Inc. maintains its offices in New York City while NCB Savings Bank, FSB maintains its office in Ohio. NCB's headquarters is 39,264 square feet in size and regional offices average 1500 square feet. The rental expense for the fiscal year ended December 31, 2000 was $1,516,603 for NCB's headquarters and regional offices. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

         In December 1999, NCB signed a ten-year lease of approximately 48,700 square feet for its new headquarters located at 1725 Eye Street, NW, Suite 600,

Washington, D.C. 20006. The lease term for the new headquarters starts on April 1, 2001.

         Minimum future rental payments, assuming present office space and space leased for the headquarters are retained without subtracting payments made to NCB under subleases of such space, for the following fiscal years ended December 31 are as follows:

                                              Other
     Year            Headquarters            Offices
--------------- ----------------------- -------------------
--------------- ----------------------- -------------------
         2001            $2,641,640           $282,614
         2002            $2,173,793           $297,726
         2003            $2,217,142           $310,880
         2004            $2,261,466           $323,837
         2005            $2,306,763           $337,027


                            ITEM 3. LEGAL PROCEEDINGS

         NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.


                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         NCB did not submit any matters to a vote of its security holders during the fourth quarter of 2000.

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS

         NCB currently has three classes of stock outstanding the rights of which are summarized as follows:

         Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and requires each borrower to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB will also repurchase, at par value, any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. At December 31, 2000, the stock required to be repurchased was approximately 28 shares. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

         Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 6.30% during 2000. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of NCB's Board of Directors. On April 23, 1998, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 1998 to holders of record as of March 31, 1998. On April 22, 1999, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 1999 to holders of record as of March 31, 1999. On April 27, 2000, the Board declared a cash dividend of $1.31 per share of Class C stock payable on or before June 30, 2000 to holders of record as of March 31, 2000. In November, 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

         As of December 31, 2000 there were 1,562 holders of Class B stock, 405 holders of Class C stock, and 3 holders of Class D stock.

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

         Under NCB's current patronage refund policy that became effective in 1995, as amended, NCB makes the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 16% of its loan amount and thereafter in Class C stock. Under the current patronage refund policy, NCB generally intends to pay a minimum 35% of the patronage refund in cash to those patrons with stock holdings of 1% or more of their loan amount and up to 55% to those patrons with stock holdings of 12.5% or more of their loan amount. Beginning January 1, 2001, NCB generally intends to pay a minimum 40% of the patronage refund in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 60% to those patrons with stock holding of

10% or more of their loan amount. NCB will also distribute the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 12.5% of its loan amount and thereafter in Class C stock. There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year.

         NCB plans to declare a patronage refund for the year ended December 31, 2000 of approximately $8.8 million of which $3.3 million will be distributed in cash and $5.5 million will be distributed in Class B or Class C stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

         AT DECEMBER 31,                                       2000           1999           1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Loans and lease financing                                $    978,537      $  947,898      $795,174       $773,768       $750,094
Allowance for loan losses                                      21,260          18,694        17,426         17,638         15,505
Total assets                                                1,086,486       1,056,510       933,415        869,304        839,336
Total capital*                                                335,995         329,825       322,838        314,376        307,714
Subordinated debt**                                           182,542         182,542       182,542        182,542        182,542
Long-term borrowings, including subordinated debt             474,368         468,805       413,735        387,335        384,679
Members' equity                                               153,453         147,283       140,296        131,833        125,172
Other borrowed funds including deposits                       710,367         695,923       575,265        531,740        515,257



FOR THE YEARS ENDED DECEMBER 31,                                       2000        1999        1998           1997         1996
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                $93,236     $79,917     $ 71,187       $ 68,787    $ 61,265
Total interest expense                                                61,053      49,760       45,561         41,944      35,299
Net interest income                                                   32,184      30,157       25,627         26,843      25,966
Net income                                                             7,333      14,714       12,628         12,462      11,199
Ratios
 Capital to assets                                                     30.9%       31.2%        34.6%          36.2%       36.7%
 Return on average assets                                               0.7%        1.4%         1.4%           1.5%        1.5%
 Return on average members' equity                                      4.9%       10.1%         9.3%           9.7%        9.2%
 Net yield on interest earning assets                                   3.0%        3.0%         2.9%           3.3%        3.7%
Average members' equity as a percent of
 Average total assets                                                  13.5%       14.1%        14.8%          15.3%       16.5%
 Average total loans and lease financing                               14.3%       15.8%        17.5%          17.9%       19.2%
Net average loans and lease financing to average total assets          94.4%       89.0%        84.9%          85.5%       84.3%
Net average earning assets to average total assets                     99.8%       97.4%        96.0%          95.9%       92.4%
Allowance for loan losses to loans outstanding                          2.2%        2.0%         2.2%           2.3%        2.1%
Provision for loan losses to average loans outstanding                  0.3%        0.1%         0.1%           0.5%        0.3%

        * Capital includes members' equity and subordinated debt
        **Excludes deferred hedge gains

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 AND 1999

FINANCIAL SUMMARY

         NCB's net income for the year ended December 31, 2000 was $7.3 million. This was a 50.2% or $7.4 million decrease compared with $14.7 million for the year ended December 31, 1999. The variance resulted from a decrease of $6.1 million in non-interest income and increases in the provision for loan losses of $2.3 million, non-interest expenses of $764.7 thousand and provision for income taxes of $236.2 thousand. This was partially offset by an increase in net interest income of $2 million.

         Total assets increased 2.8% or $30 million to $1.09 billion at December 31, 2000 from year end December 31, 1999 of $1.06 billion. This resulted from increases in cash and cash equivalents, restricted cash and investment securities of $4 million and net loans held for sale and loans and lease financing of $28.1 million which was partially offset by a decrease in other assets of $2.1 million.

         The return on average total assets was .7% in 2000 compared with 1.4% in 1999. The return on average equity in 2000 and 1999 was 4.9% and 10.1%, respectively.

NET INTEREST INCOME

         Net interest income for year ended December 31, 2000 was $32.2 million, which was $2 million or 6.7% increase over $30.2 million in the prior year.

         For the year ended December 31, 2000, interest income increased 16.7% or $13.3 million to $93.2 million compared with $79.9 million from the prior year. The majority of the increase was due to the growth and higher yield of the commercial loan and lease portfolios and a higher yield on real estate loans. Average interest earning assets during 2000 increased 7.6% to $1.09 billion compared with $1.01 billion during 1999. Average yield on total average interest earning assets increased 67 basis points to 8.56% in 2000 from 7.89% in 1999.

         Interest expense increased $11.3 million or 22.7% to $61.1 million for the year ended December 31, 2000 from $49.8 million in 1999. Interest expense was up as a result of higher levels of notes payable and deposits and higher interest rates on them. The increased borrowings were required to fund loan volume. Average interest bearing liabilities and rate during 2000 were $927.6 million and 6.58%, respectively compared with $854.7 million and 5.82% during 1999.

         See Table 1 for detailed information on the increases in interest income and interest expense.

         As shown on Table 2, average net interest earning assets increased 2.3% or $3.8 million in 2000 while net yield decreased 2 basis points to 2.96% in 2000 from 2.98% in 1999. Net interest spread was 1.98% and 2.07% for the twelve months ended December 31, 2000 and 1999, respectively.

SEE TABLE 1 & TABLE 2

CREDIT QUALITY

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

         An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established that seek to eliminate undue credit risk. They include a multilevel approval process and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility.

         Loans with developed risk characteristics that make their full and timely payment uncertain are assigned to the Risk Management Department. The Department determines, on a case-by-case basis, the best course of action to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

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

         Weak operating results among certain borrowers in the hardware and food distribution segments of NCB's loan portfolio caused a decline in credit quality in the first half of 2000. The provision for loan losses increased to $3.2 million in 2000 from $908.9 thousand in 1999 in response to this decline. The provision as a percentage of average loans and leases outstanding was .3% and
 .1% in 2000 and 1999, respectively.

         The allowance for loan losses increased 13.7% to $21.3 million as of December 31, 2000 from $18.7 million a year earlier. The strength of the allowance is reflected in its percentage to loans and leases outstanding, which was 2.2% at December 31, 2000 up from 2.0% at December 31, 1999. Likewise, the allowance as a percentage of impaired assets rose to 827% from 572% in the prior year.

TABLE 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

                                                       2000 COMPARED TO 1999                       1999 COMPARED TO 1998
                                                        INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                         DUE TO CHANGE IN:                           DUE TO CHANGE IN:
                                                 ---------------------------------          ------------------------------------
                                                 AVERAGE     AVERAGE                        AVERAGE       AVERAGE
 FOR THE YEARS ENDED DECEMBER 31,                VOLUME*      RATE           NET**          VOLUME*         RATE           NET**
                                                 -------      ----           -----          -------         ----           -----
 INTEREST INCOME

 Cash equivalents and investment securities     $  (506)     $    76       $  (430)           $  (846)     $    346      $   (500)
 Commercial loans and leases                     11,557        3,374        14,931              8,039        (1,181)        6,858
 Real estate loans                               (3,418)       2,237        (1,181)             4,065        (1,693)        2,372
                                                -------      -------        ------            -------       -------       -------
 Total interest income                            7,633        5,687        13,320             11,258        (2,528)        8,730
                                                -------      -------       -------            -------       --------      -------

 INTEREST EXPENSE

 Deposits                                           543          486         1,029                830          (128)          702
 Notes payable                                    4,027        5,385         9,412              5,008        (1,144)        3,864
 Subordinated debt                                   (9)         860           851                  0          (367)         (367)
                                                -------      -------       -------             ------       -------        ------
 Total interest expense                           4,561        6,731        11,292              5,838        (1,639)        4,199
                                                -------      -------       -------            -------       -------       -------
 Net interest income                            $ 3,072      $(1,044)      $ 2,028            $ 5,420       $  (889)      $ 4,531
                                                =======      =======       =======            =======       =======       =======

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

TABLE 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31,                               2000                                   1999
                                                -------------------------------------   ------------------------------------
                                                                              AVERAGE                                AVERAGE
                                                  AVERAGE        INCOME/       RATE/      AVERAGE       INCOME/      RATE/
                                                  BALANCE*       EXPENSE       YIELD      BALANCE*      EXPENSE      YIELD
                                                  --------       -------       -----      --------      -------      -----
ASSETS
Interest earning assets
  Real estate loans                             $  424,814       $34,684       8.16%    $  467,766      $35,865      7.67%
  Commercial loans and leases                      584,848        53,739       9.19%       456,885       38,808      8.49%
                                                ----------       -------                ----------      -------
  Total loans and leases                         1,009,662        88,423       8.76%       924,651       74,673      8.08%
Investment securities and cash equivalents          79,423         4,814       6.06%        87,787        5,244      5.97%
                                                ----------       -------                ----------      -------
  Total interest earning assets                  1,089,085        93,237       8.56%     1,012,438       79,917      7.89%
                                                ----------       -------                ----------      -------
Allowance for loan losses                          (19,623)                                (18,330)
Non-interest earning assets
  Cash                                               3,988                                   6,039
  Other                                             40,775                                  39,259
                                                ----------                              ----------
Total non-interest earning assets                   44,763                                  45,298
                                                ----------                              ----------
Total assets                                    $1,114,225                              $1,039,406
                                                ==========                              ==========
LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                             $  182,392       $11,314       6.20%    $  182,542      $10,463      5.73%
  Note payable                                     608,653        43,067       7.08%       547,143       33,655      6.15%
  Deposits                                         136,584         6,671       4.88%       125,058        5,642      4.51%
                                                ----------       -------                ----------      -------
Total interest bearing liabilities                 927,629        61,052       6.58%       854,743       49,760      5.82%
                                                                 -------                                -------
Other liabilities                                   36,160                                  38,470
Members' equity                                    150,436                                 146,193
                                                ----------                              ----------
  Total liabilities and members' equity         $1,114,225                              $1,039,406
                                                ==========                              ==========
Net interest earning assets                     $  161,456                              $  157,695
Net interest revenues and spread                                 $32,185       1.98%                    $30,157      2.07%
Net yield on interest earning assets                                           2.96%                                 2.98%

FOR THE YEARS ENDED DECEMBER 31,                                   1998
                                                     ------------------------------------
                                                                                 AVERAGE
                                                     AVERAGE         INCOME/      RATE/
                                                     BALANCE*        EXPENSE      YIELD
                                                     --------        -------      -----
ASSETS
Interest earning assets
  Real estate loans                                  $415,493        $33,493       8.06%
  Commercial loans and leases                         362,670         31,950       8.81%
                                                     --------        -------
  Total loans and leases                              778,163         65,443       8.41%
Investment securities and cash equivalents            102,218          5,744       5.62%
                                                     --------        -------
  Total interest earning assets                       880,381         71,187       8.09%
                                                     --------        -------
Allowance for loan losses                             (17,722)
Non-interest earning assets
  Cash                                                  1,327
  Other                                                52,837
                                                     --------
Total non-interest earning assets                      54,164
                                                     --------
Total assets                                         $916,823
                                                     ========
LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                                  $182,542        $10,830       5.93%
  Note payable                                        466,288         29,791       6.39%
  Deposits                                            106,720          4,940       4.63%
                                                     --------        -------
Total interest bearing liabilities                    755,550         45,561       6.03%
                                                                     -------
Other liabilities                                      25,461
Members' equity                                       135,812
                                                     --------
  Total liabilities and members' equity              $916,823
                                                     ========
Net interest earning assets                          $124,831
Net interest revenues and spread                                     $25,626       2.06%
Net yield on interest earning assets                                               2.91%

*Based on monthly balances. Average loan balances include nonaccrual loans.

         Total impaired assets (non-accruing and restructured loan and real estate owned (REO)) decreased to $2.6 million at December 31, 2000 from $3.3 million at December 31, 1999. Impaired assets decreased due to the liquidation of all real estate owned properties which was offset by an increase in non-accrual loans. At December 31, 2000 and 1999, impaired assets as a percentage of total capital were 1.7% and 2.2%, respectively.

       SEE TABLE 3 & TABLE 4

         Non-accruing loans, as a percentage of loans and leases, were .26% and .06% at year end 2000 and 1999, respectively. The increase in non-accruing loans was due primarily to member grocery loans placed in non-accrual status.

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

         SEE TABLE 5

NON-INTEREST INCOME

         Non-interest income decreased 39% to $9.6 million in 2000 from $15.7 million in 1999. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees, advisory and debt placement fees and other income.

         Gain on sale of loans of $2.4 million in 2000, which represented 24.9% of non-interest income, decreased 71.7% from $8.4 million for year ended December 31, 1999. The decrease resulted from a lower yield and lower volume of loans sold. Additionally, 1999 was an extraordinary year for our secondary marketing activities. Originations made during the 3rd and 4th quarters of 1998 were sold at more favorable spreads in 1999 resulting in higher gains. Loan sales in 2000 and 1999 were $306.8 million and $408.1 million, respectively. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 2000 and 1999.

         Servicing income remained a stable source of non-interest income for NCB in 2000. NCB earned servicing fee income of $2.9 million and $2.8 million in 2000 and 1999, respectively. As of December 31, 2000, NCB serviced $2.2 billion in single and multi-family real estate and commercial loans for investors compared with $2.1 billion at year end 1999.

         Other income decreased 4.1% to $4.2 million for the year ended December 31, 2000 compared with $4.4 million for the prior year. Commercial and real estate loan fees were lower by $993.5 thousand primarily due to prepayment penalty fees of $768.7 thousand received in 1999. Such decrease was offset by an increase in miscellaneous income of $691.7 thousand mostly related to financial advisory fees.

TABLE 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)


FOR THE YEARS ENDED DECEMBER 31,         2000             1999           1998            1997              1996
                                         ----             ----           ----            ----              ----
Balance at beginning of year           $18,694          $17,426         $17,638          $15,504          $14,554
                                       -------          -------         -------          -------          -------
Charge-offs
    Commercial                             909              244           1,161              597            1,106
    Real estate                            362               20              70              958               31
                                        ------           ------          ------           ------           ------
         Total charge-offs               1,271              264           1,231            1,555            1,137
                                        ------           ------          ------           ------           ------
Recoveries
    Commercial                             126              437             101              133              137
    Real estate                            504              186              75               52                0
                                        ------           ------          ------           ------           ------
         Total recoveries                  630              623             176              185              137
                                        ------           ------          ------           ------           ------
Net charge-offs (recoveries)               641             (359)          1,055            1,370            1,000
                                        ------           ------          ------           ------           ------
Provision for loan losses                3,207              909             843            3,504            1,950
                                        ------           ------          ------           ------           ------
Balance at end of year                 $21,260          $18,694         $17,426          $17,638          $15,504
                                       =======          =======         =======          =======          =======

TABLE 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

AT DECEMBER 31,                               2000                        1999                     1998
                                      ---------------------       --------------------      -------------------
                                                    PERCENT                    PERCENT                  PERCENT
                                      AMOUNT       OF TOTAL       AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                      ------       --------       ------      --------      ------      --------
Loans and lease financing

 Commercial*                         $519,726         53.1%       $470,913        49.7%     $353,768       44.5%
 Real estate - residential*           370,511         37.9         408,204        43.1       386,565       48.6
 Real estate - commercial               4,738           .5           8,677          .9         7,350         .9
 Lease financing                       83,562          8.5          60,104         6.3        47,491        6.0
                                     --------        -----        --------       -----      --------      -----
Total loans and lease financing      $978,537        100.0%       $947,898       100.0%     $795,174      100.0%
                                     ========        =====        ========       =====      ========      =====

Allocation of allowance for
 loan losses

 Commercial                          $ 11,506         54.1%       $ 10,659        57.0%     $  9,240       53.1%
 Real estate - residential              9,410         44.3           4,484        24.0         6,097       35.0
 Lease financing**                          0          0.0             301         1.6           671        3.8
 Unallocated                              344          1.6           3,250        17.4         1,418        8.1
                                     --------        -----        --------       -----      --------      -----
Total allowance for loan losses      $ 21,260        100.0%       $ 18,694       100.0%     $ 17,426      100.0%
                                     ========        =====        ========       =====      ========      =====

AT DECEMBER 31,                               1997                      1996
                                      --------------------       --------------------
                                                   PERCENT                   PERCENT
                                      AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
                                      ------      --------       ------      --------
Loans and lease financing

 Commercial*                          $347,658        44.9%     $342,211       45.6%
 Real estate - residential*            389,153        50.3       384,035       51.2
 Real estate - commercial                7,025         1.0         8,742        1.2
 Lease financing                        29,932         3.8        15,106        2.0
                                      --------       -----      --------      -----
Total loans and lease financing       $773,768       100.0%     $750,094      100.0%
                                      ========       =====      ========      =====

Allocation of allowance for
 loan losses

 Commercial                           $ 10,348        58.7%     $  7,826       50.5%
 Real estate - residential               6,971        39.5         6,963       44.9
 Lease financing**                         319         1.8           151        1.0
 Unallocated                                 0         0.0           564        3.6
                                      --------       -----      --------      -----
Total allowance for loan losses       $ 17,638       100.0%     $ 15,504      100.0%
                                      ========       =====      ========      =====

*Includes loans held for sale

**In 2000, there was no allocation since the cash reserves maintained at NCB
  Savings Bank for these leases were more than sufficient to cover the required allowance.

TABLE 5
IMPAIRED ASSETS
(dollars in thousands)


AT DECEMBER 31,                                  2000          1999         1998          1997          1996
                                                 ----          ----         ----          ----          ----
Real estate owned                                $    -        $2,687       $4,343        $5,115          $377

Non-accruing loans                                2,570           580        2,385         3,030         2,829

Restructured loans                                    -             -            -             -         1,049
                                                 ------        ------       ------        ------        ------
                                                 $2,570        $3,267       $6,728        $8,145        $4,255
                                                 ======        ======       ======        ======        ======

NON-INTEREST EXPENSE

         Non-interest expense for the year ended December 31, 2000 increased 2.7% or $764.7 thousand to $29.3 million compared with $28.6 million for the prior year. Compensation and benefits, remaining by far the single largest component of non-interest expense, increased 9.9% or $1.4 million from last year. The increase was due to higher employee count and regular annual merit increases. At December 31, 2000, NCB and its consolidated subsidiaries employed 202 employees compared with 187 employees one year earlier. Salaries and benefits accounted for 54% of non-interest expense, excluding contribution to NCB Development Corporation (NCBDC), in 2000 compared with 52.2% in 1999. For the year ended December 31, 2000, contractual services, occupancy and equipment and other expenses increased $332.3 thousand or 2.5% primarily due to legal and supervisory examination fees. Under the provision of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. There was no contribution to NCBDC in 2000 while in 1999 a $1 million contribution was made to fund certain business activities. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets was 2.6% and 2.7% in 2000 and 1999, respectively.

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

1999 AND 1998

         Net income for year ended December 31, 1999 was $14.7 million, representing an increase of $2.1 million or 16.5% compared with $12.6 million in 1998. The variance resulted primarily from $4.5 million and $1.6 million increases in net interest income and non-interest income, respectively, which was partially offset by a combined increase in non-interest expense and provision for income taxes of $4 million.

         NCB continued to maintain strong credit quality. Impaired assets amounted to .3% of total assets at year-end. Total loans charged off as a percentage of total loans and leases outstanding at December 31, 1999 was .03%. The provision for loan losses as a percentage of average loans and leases remained at .1% in 1999 and 1998. The allowance for loan losses as a percentage of average loans and leases decreased to 2% at December 31, 1999 from 2.2% at December 31, 1998.

         Non-interest income increased 11.4% to $15.7 million at year-end 1999 from $14.1 million in 1998. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on sold loans, management fees, advisory and debt placement fees and other income. Gain on loan sales of $8.4 million in 1999, which represented 53.7% of non-interest income, increased 44.8% from $5.8 million for year ended December 31, 1998. Loan sales in 1999 and 1998 were $408.1 million and $578.8 million, respectively. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 1999 and 1998.

         Non-interest expense for the year ended December 31, 1999 increased 15.3% to $28.6 million compared with $24.8 million for the prior year. Salaries and benefits, remaining by far the single largest component of non-interest expense, increased 13.1% or $1.7 million from last year due to a higher employee count and bonus accruals than the prior year. Salaries and employee benefits accounted for 52.2% of non-interest expense, excluding contributions to NCB Development Corporation (NCBDC) in 1999 compared with 51.4% in 1998. As of December 31, 1999, NCB and its consolidated subsidiaries employed 187 employees compared with 172 employees one year earlier. For the year ended December 31, 1999, contractual services increased $214.6 thousand or 4.4% to $5.1 million from $4.9 million in 1998. The increase in contractual services was related to e-commerce and corporate development and marketing expenses. Occupancy and equipment and other expenses increased by $664 thousand due to additional rental space and increases in maintenance contracts for various software packages and computer/internet related supplies and services. Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. There was no contribution to NCBDC in 1998 while in 1999, $1 million was contributed to fund certain business activities. Other expenses went up $250.2 thousand due mainly to increased travel expenses associated with loan growth. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets was 2.7% in both 1999 and 1998.

2000 AND 1999 FOURTH QUARTER RESULTS

         Net income for the fourth quarter of 2000 increased 97.8% or $878 thousand to $1.8 million compared with $898 thousand for the prior year's quarter. The positive variance resulted primarily from increases of $1.4 million and $46 thousand in net interest income and non-interest income, respectively, and decreases in non-interest expense and provision for taxes of $101 thousand and $44 thousand, respectively. This increase was partially offset by an increase in provision for loan losses of $719 thousand due to increase in criticized loans.

         SEE TABLE 6

SOURCES OF FUNDS

CAPITAL MARKETS ACCESS

         NCB maintains line of credit facilities provided by a consortium of banks. At year-end 2000 and 1999, total borrowing capacity under these facilities was $417.5 million and $452.5 million, respectively. The outstanding balance at December 31, 2000 was $132.5 million compared with an outstanding balance of $79.5 million at December 31, 1999.

         NCBSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio
(FHLB) and it has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 150% of such advances. NCBSB has an $80 million line with FHLB under its cash management advance program. There were outstanding advances of $5 million and $15 million at December 31, 2000 and 1999, respectively.

         NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December 31, 2000 and 1999, the short-term borrowings outstanding were $24.2 million and $17.2 million, respectively.

         Usage on all short-term borrowings, as measured by average outstanding balances during the year, increased from $282.3 million in 1999 to $297.5 million in 2000. The reason for the increase was growth in real estate and commercial loans and leases and additional activity to fund warehoused real estate loans.

         In 1999, NCB received Board approval to issue up to $400 million under a medium-term note program. As of December 31, 2000 and 1999, NCB had $137.5 million and $100 million outstanding under this program. Additionally, in 1999, NCB received Board approval to issue up to $250 million in commercial paper. At year-end 2000 and 1999, face values of $108.3 million and $172.4 million, respectively, were outstanding.

         In August 1999, NCB also received Board approval to issue up to $50 million in trust-preferred securities, preferred stock or subordinated debt. There was no outstanding issuance at December 31, 2000 and 1999.

         Unused capacity under the short-term and long-term facilities of approximately $152.5 million and $312.5, respectively, is sufficient to meet anticipated disbursements in 2001.

         NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB Savings Bank, FSB, for sale into the secondary market. In 2000, NCB sold $306.8 million of cooperative real estate, commercial and share loans compared with $408.1 million in the prior year.

         Since 1995, NCB has utilized a $56 million commercial paper conduit with MBIA to provide additional funding and liquidity for NCB's retail member grocery portfolio. Under the facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in return sold the purchased term loans to MBIA's Triple-A-One Funding Corporation. Triple-A-One Funding Corporation funded the purchase by issuing commercial paper backed by the purchased term loans. NCB increased its use of the commercial paper conduit in 1999 and 2000. During 2000, NCBRFC transferred to MBIA $14.2 million of retail member grocer loans. Currently, NCB is working with MBIA and Nieuw Amsterdam Receivables Corporation (a subsidiary of Rabobank International) to document an expanded conduit facility of $136 million.

         In December 2000, NCBFDC was created. NCBFDC participates in the securitization and sale of real estate loans. NCBFDC entered into a one-year, $150 million commercial paper facility with Credit Suisse First Boston (CSFB) whereby a first priority interest in the mortgages will be transferred in return for commercial paper funds backed by the mortgage loans. In 2000, NCBFDC transferred $41.5 million under the facility.

         In 2001, NCB expects to sell $497.2 million of commercial, real estate, and share loans in the secondary market some of which will be originated subsequent to December 31, 2000.

         TABLE 6
         CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
         (dollars in thousands)


                                                                         2000
                                                 --------------------------------------------------
         FOR THE THREE MONTHS ENDED              DEC. 31       SEPT.30         JUNE 30     MARCH 31
                                                 -------       -------         -------     --------
         Interest income                          $24,076       $23,385        $23,953      $21,822
         Interest expense                          15,190        15,486         16,099       14,278
                                                  -------       -------        -------      -------
         Net interest income                        8,886         7,899          7,854        7,544
         Provision for loan losses                    751         2,015            429           12
                                                  -------       -------        -------      -------
         Income after provision for
           loan losses                              8,135         5,884          7,425        7,532
         Non-interest income                        2,735         3,891          1,509        1,424
                                                  -------       -------        -------      -------
         Net revenue                               10,870         9,775          8,934        8,956
         Non-interest expense                       8,638         7,077          6,536        7,078
                                                  -------       -------        -------      -------
         Income before income taxes                 2,232         2,698          2,398        1,878
         Provision for income taxes                   456           612            427          378
                                                  -------       -------        -------      -------
         Net income                               $ 1,776       $ 2,086        $ 1,971      $ 1,500
                                                  =======       =======        =======      =======

                                                                            1999
                                                   ----------------------------------------------------
         FOR THE THREE MONTHS ENDED                 DEC. 31       SEPT. 30       JUNE 30       MARCH 31
                                                   --------       --------       -------       --------
         Interest income                           $21,091        $20,690       $19,634        $18,502
         Interest expense                           13,611         12,810        12,475         10,864
                                                   -------        -------       -------        -------
         Net interest income                         7,480          7,880         7,159          7,638
         Provision for loan losses                      32             42           418            417
                                                   -------        -------       -------        -------
         Income after provision for
           loan losses                               7,448          7,838         6,741          7,221
         Non-interest income                         2,689          5,324         6,013          1,641
                                                   -------        -------       -------        -------
         Net revenue                                10,137         13,162        12,754          8,862
         Non-interest expense                        8,739          6,360         7,079          6,387
                                                   -------        -------       -------        -------
         Income before income taxes                  1,398          6,802         5,675          2,475
         Provision for income taxes                    500            409           403            324
                                                   -------        -------       -------        -------
         Net income                                $   898        $ 6,393       $ 5,272        $ 2,151
                                                   =======        =======       =======        =======

DEPOSITS

         At NCB's wholly owned subsidiary, NCB Savings Bank, FSB, deposits increased 18.2% to $149 million in 2000 from $126.1 million a year earlier. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 2000 and 1999 were 4.9% and 4.5%, respectively. The average maturity of the certificates of deposit at December 31, 2000 was 15.4 months compared with 14.7 months at same period in the prior year. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities - 16.7% in 2000 compared with 14.3% in 1999. Management anticipates that deposits will represent an increasing portion of its funding structure.

USES OF FUNDS

LOANS AND LEASES

         Loans and leases outstanding increased 3.2% to $978.5 million at year-end 2000 from $947.9 million in 1999.

         NCB's commercial loan portfolio expanded with new business opportunities. The commercial loan and lease portfolio increased 13.5% to $604.9 million at December 31, 2000 compared with $533 million a year earlier. During the year, there were increases in the origination of commercial loans in the areas of food retailing and distribution, financial and medical services, native Alaskan and hardware cooperatives. There was a decrease in other commercial industries which includes education, leisure and ESOP loans due to scheduled loan repayments and maturities during the year.

         NCB's real estate portfolio decreased 9.9% to $373.7 million at the end of 2000 from $414.9 million at same period last year. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family share loans. NCB does not invest in speculative commercial real estate transactions.

         For 2001, NCB expects continued growth in its origination and secondary market activities. For commercial and real estate lines of business, new disbursements are expected to be approximately $257.2 million and $483.3 million, respectively.

         SEE TABLE 7

CASH, CASH EQUIVALENTS, AND INVESTMENT SECURITIES

         Cash, cash equivalents, and investments increased 4.8% or $4 million to $87.8 million at December 31,2000, compared with $83.8 million in 1999. Cash, cash equivalents, and investment securities represent 8.2% of interest earning assets in 2000 compared with 8.1% in 1999.

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

         NCB's asset liquidity is generally provided by maintaining near-cash and short-term investments which can be converted to cash at little or no cost. These investments include: fed funds, overnight investments, Eurodollar investments, commercial paper, certificates of deposit, and other short-term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 2000, NCB held $36.4 million in cash and cash equivalents compared with $29.9 million in cash and cash equivalents at year-end 1999. These funds are normally used to fund business operations.

         At December 31, 2000 and 1999, NCB had $26.3 million and $25.8 million, respectively, of investment securities which are a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity remained at approximately 2 years and 3 years for 2000 and 1999, respectively.

         Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

         NCB also has $417.5 million of revolving lines of credit. At December 31, 2000, the following commitments were outstanding:

         $231 million is committed until May 23, 2001
         $154 million is committed until May 23, 2003

         The remaining balance of $32.5 million is uncommitted at December 31, 2000. Average outstanding balances were $61.5 million in 2000 compared with $118 million in 1999.

         NCB maintains available committed capacity, under its short term facilities, in an amount not less than the outstanding commercial paper balance.

         Additionally, NCB has authority to issue up to $400 million under the medium-term program. As of December 31, 2000, $137.5 million is outstanding under this program.

         Finally, NCB's wholly owned subsidiary, NCB Savings Bank, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. NCB Savings Bank, FSB, uses cooperative deposits to co-originate loans with NCB.

YEAR 2000

         NCB undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond. NCB experienced no operation problems as a result of the changeover of the date 1999 to 2000. NCB has not incurred to date, and does not expect to incur in the future, any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of its expenditures to date have related to the opportunity cost of time spent by NCB's employees evaluating and remediating Year 2000 issues for the hardware and software products purchased, the information technology used in its operations and its non-IT Systems or embedded technology, such as building security, phone system and other systems. Direct costs incurred by NCB totaled approximately $55,000.

         As of December 31, 2000, NCB has not experienced any material consequences of failure of Year 2000 compliance, either by the Company, its suppliers, or customers. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or many be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that NCB will not in the future identify equipment or systems which are not Year 2000 compliant.

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

         To effectively measure and manage interest rate risk, NCB uses simulation analyses to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and NCB's Board of Directors on an ongoing basis. NCB has traditionally managed its business to reduce its overall exposure to changes in interest rates.

         NCB manages its exposure to interest rates by entering into certain financial instruments with off-balance sheet risk in the ordinary course of business. The financial instruments used for hedging interest rate risk include interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby changes in the value of the hedged asset or liability are expected to be offset in whole or in part by changes in the value of the financial instrument used for hedging. Thus, market risk resulting from a particular instrument is normally offset by other on or off-balance-sheet instruments. See Note 21 to the Consolidated Financial Statements.

         The following tables present an analysis of the sensitivity inherent in NCB's net interest income and market value of portfolio equity (market value of assets, less liabilities, adjusted for the market value of mortgage servicing rights and off-balance-sheet instruments). The interest rate scenarios presented in the table include interest rates at December 31, 2000 and December 31, 1999 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB's interest sensitivity gap (defined below).

                                              2000
      -----------------------------------------------------------------------------------
         CHANGE IN                   CHANGE IN NET                 CHANGE IN MARKET VALUE
      INTEREST RATES                INTEREST INCOME                  OF PORTFOLIO EQUITY
      --------------                ---------------                  -------------------
          +200                          (3.8)%                              (4.2)%
          +100                          (1.8)                               (2.1)
             0                           0.0                                 0.0
          -200                           2.9                                 3.2
          -100                           1.6                                 1.9

                                              1999
      -----------------------------------------------------------------------------------
         CHANGE IN                   CHANGE IN NET                 CHANGE IN MARKET VALUE
      INTEREST RATES                INTEREST INCOME                  OF PORTFOLIO EQUITY
      --------------                ---------------                  -------------------
          +200                          (6.3)%                             (11.3)%
          +100                          (3.0)                               (6.1)
             0                           0.0                                 0.0
          -100                           2.8                                 4.3
          -200                           5.1                                 9.2


         Assumptions with respect to the model's projections of the effect of changes in interest rates on Net Interest Income include:

1. Target balances for various asset and liability classes which are solicited from the management of the various business units.

2.       Interest rate scenarios which are generated by management.

3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and management.

         The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB's one-year cumulative gap positions at December 31, 2000 and 1999 were positive $38.1 million or 3.50% of assets and negative $95.9 million or (9.07%) of assets, respectively. The change from a nagative gap position at December 31, 1999 to a positive gap position at December 31, 2000 was due to the combination of the following factors: the reduction in maturities and repricings of debt, the increase in variable rate assets and the decrease in fixed rate assets at year end 2000 compared with year end 1999.

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

         The following tables set forth the expected maturity and repricing characteristics of NCB's consolidated assets, liabilities and off-balance sheet contracts at December 31, 2000 and 1999.

         SEE TABLE 8 AND TABLE 9

         It is clear from Table 8 that on December 31, 2000 NCB had a positive gap (as a percentage of total assets) of 3.50% and 2.81% at the one year and 180 day time horizons, respectively. Table 9 indicates that on December 31, 1999, NCB had a negative gap (as a percentage of total assets) of 9.07% and 10.91% at the one year and 180 day time horizons, respectively. At December 31, 2000 and 1999, NCB's static gap positions were in compliance with existing Board policies.

TABLE 7
MATURITY SCHEDULE OF LOANS
(dollars in thousands)

                                                        ONE YEAR
                                       ONE YEAR          THROUGH                OVER
                                        OR LESS        FIVE YEARS            FIVE YEARS            TOTAL
                                       --------        ----------            ----------          --------
Commercial                              $59,819         $246,176                $213,731         $519,726
Real estate-residential                   6,369           90,465                 273,677          370,511
Real estate-commercial                    1,876            1,811                   1,051            4,738
Leases                                      719           54,967                  27,876           83,562
                                        -------         --------                --------         --------
Total loans and leases                  $68,783         $393,419                $516,335         $978,537
                                        =======         ========                ========         ========
Fixed interest rate loans                               $256,418                $139,926

Variable interest rate loans                             137,001                 376,409
                                                        --------                --------
                                                        $393,419                $516,335
                                                        ========                ========

TABLE 8
INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                      INTEREST        INTEREST        INTEREST         INTEREST       INTEREST
                                                     -SENSITIVE      -SENSITIVE      -SENSITIVE       -SENSITIVE     -SENSITIVE
AT DECEMBER 31, 2000                                   30 DAY         3 MONTH          6 MONTH         12 MONTH         TOTAL
                                                       ------         -------          -------         --------         -----
Interest earning assets
   Cash and cash equivalents                           $ 43,599        $      0         $     0         $      0       $ 43,599
   Investment securities                                    677           4,616           1,142            7,169         13,604
   Loans and leases                                     397,375          33,135          50,720           86,811        568,041
                                                       --------        --------         -------          -------       --------
     Total interest earning assets                     $441,651        $ 37,751         $51,862         $ 93,980       $625,244
                                                       ========        ========         =======         ========       ========

Interest bearing liabilities
   Deposits                                            $ 54,060        $  5,191         $20,048         $ 25,302       $104,601
   Short-terms borrowings                               244,683          24,897               0                0        269,580
   Long-term debt*                                       82,500          20,000               0           30,000        132,500
   Subordinated debt*                                    53,553               0               0                0         53,553
                                                       --------        --------         -------         --------       --------
     Total interest bearing liabilities                 434,796          50,088          20,048           55,302        560,234

Other
   Other non-interest bearing, net                            0               0               0                0              0
   Effect of interest rate swaps and
     financial futures                                  (21,545)         78,431               0          (30,000)        26,886
                                                       --------        --------         -------         --------       --------
     Total liabilities, net of effect of swaps         $413,251        $128,519         $20,048         $ 25,302       $587,120
                                                       ========        ========         =======         ========       ========
Repricing difference                                   $ 28,400        $(90,768)        $31,814          $68,678       $ 38,124
                                                       ========        =========        =======          =======       ========
Cumulative gap                                         $ 28,400        $(62,368)       $(30,554)         $38,124
                                                       ========        =========       =========         =======
Cumulative gap as % total assets                        2.61%           -5.74%           2.81%            3.50%
                                                        =====           ======           =====            =====

                                                        OVER 12
                                                      MONTHS AND
                                                     NON-INTEREST
AT DECEMBER 31, 2000                                   SENSITIVE           TOTAL
                                                       ---------           -----
Interest earning assets
   Cash and cash equivalents                             $      0        $   43,599
   Investment securities                                   33,102            46,706
   Loans and leases                                       420,761           988,802
                                                         --------        ----------
     Total interest earning assets                       $453,863        $1,079,107
                                                         ========        ==========

Interest bearing liabilities
   Deposits                                              $ 44,360        $  148,961
   Short-terms borrowings                                       0           269,580
   Long-term debt*                                        160,000           292,500
   Subordinated debt*                                     128,989           182,542
                                                         --------        ----------
     Total interest bearing liabilities                   333,349           893,583

Other
   Other non-interest bearing, net                        189,177           189,177
   Effect of interest rate swaps and
     financial futures                                    (30,539)           (3,653)
                                                         --------         ---------
     Total liabilities, net of effect of swaps           $491,987        $1,079,107
                                                         ========        ==========
Repricing difference                                     $(38,124)
                                                         ========
Cumulative gap

Cumulative gap as % total assets


*Net of premiums/discounts.

TABLE 9
INTEREST RATE SENSITIVITY
(dollars in thousands)

                                                             INTEREST          INTEREST        INTEREST          INTEREST
                                                            -SENSITIVE        -SENSITIVE      -SENSITIVE        -SENSITIVE
AT DECEMBER 31, 1999                                          30 DAY           3 MONTH          6 MONTH          12 MONTH
                                                              ------           -------          -------          --------
Interest earning assets
   Cash and cash equivalents                                  $ 41,901         $      0       $       0         $      0
   Investment securities                                         2,284            3,962           3,023            2,491
   Loans and leases                                             76,486          353,712          40,607           80,875
                                                              --------         --------       ---------         --------
     Total interest earning assets                            $120,671         $357,674       $  43,630         $ 83,366
                                                              ========         ========       =========         ========

Interest bearing liabilities
   Deposits                                                   $ 53,484         $  4,747       $  10,490         $ 31,877
   Short-terms borrowings                                      265,309           18,280               0                0
   Long-term debt*                                              44,263           32,000               0                0
   Subordinated debt*                                           53,631                0               0           92,135
                                                              --------         --------       ---------         --------
     Total interest bearing liabilities                        416,687           55,027          10,490          124,012

Other
   Other non-interest bearing, net                                   0                0               0                0
   Effect of interest rate swaps and
     financial futures                                               0           40,000         115,000          (60,000)
                                                              --------         --------        --------         --------
     Total liabilities, net of effect of swaps               $ 416,687         $ 95,027       $ 125,490         $ 64,012
                                                             =========         ========       =========         ========
Repricing difference                                         $(296,016)        $262,647       $ (81,860)        $ 19,354
                                                             =========         ========       =========         ========
Cumulative gap                                               $(296,016)        $(33,369)      $(115,229)        $(95,875)
                                                             =========         ========       =========         ========
Cumulative gap as % total assets                              -28.02%           -3.16%         -10.91%           -9.07%
                                                              =======           ======         =======           ======

                                                                                   OVER 12
                                                                 INTEREST        MONTHS AND
                                                                -SENSITIVE      NON-INTEREST
AT DECEMBER 31, 1999                                               TOTAL          SENSITIVE          TOTAL
                                                                   -----          ---------          -----
Interest earning assets
   Cash and cash equivalents                                     $ 41,901          $      0       $   41,901
   Investment securities                                           11,760            39,432           51,192
   Loans and leases                                               551,680           418,361          970,041
                                                                 --------          --------       ----------
     Total interest earning assets                               $605,341          $457,793       $1,063,134
                                                                 ========          ========       ==========

Interest bearing liabilities
   Deposits                                                      $100,598          $ 25,473       $  126,071
   Short-terms borrowings                                         283,589                 0          283,589
   Long-term debt*                                                 76,263           210,000          286,263
   Subordinated debt*                                             145,766            36,854          182,620
                                                                ---------          --------       ----------
     Total interest bearing liabilities                           606,216           272,327          878,543

Other
   Other non-interest bearing, net                                      0           184,591          184,591
   Effect of interest rate swaps and
     financial futures                                             95,000           (95,000)               0
                                                                 --------          --------       ----------
     Total liabilities, net of effect of swaps                   $701,216          $361,918       $1,063,134
                                                                 ========          ========       ==========
Repricing difference                                             $(95,875)         $ 95,875
                                                                 ========          ========
Cumulative gap

Cumulative gap as % total assets


*Net of premiums/discounts.

CAPITAL

         NCB's strong capital position should support growth, continuing access to financial markets, and allow for greater flexibility during difficult economic periods.

         Historically, NCB has maintained a strong capital structure. NCB's average equity to average assets was 13.5% in 2000 compared with 14.1% in 1999. When including NCB's subordinated debt, NCB's average total capital to average assets was 29.9% and 31.6% in 2000 and 1999, respectively. The Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2000, NCB Savings Bank, FSB maintained capital levels well in excess of regulatory requirements.

PATRONAGE POLICY

         Each year, NCB declares patronage refunds approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In June 2000, NCB distributed $14.8 million to its active member-borrowers. Of this total, approximately $5.7 million was distributed in cash.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         NCB's financial statements and notes thereto are set forth beginning at page 37 below. NCB is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in members' equity, and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




Vienna, Virginia
January 26, 2001

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                           ----------------------------------------
ASSETS                                                           2000                      1999
------                                                           ----                      ----
Cash and cash equivalents                                  $   36,494,978            $   29,910,037
Restricted cash                                                 3,875,549                 4,887,213
Investment securities
  Available-for-sale (amortized cost of
   $44,356,867 and $47,146,086)                                44,505,034                46,283,045
  Held-to-maturity (fair value of $3,038,931
      and $2,719,878)                                           2,923,694                 2,710,191

Loans held for sale                                            99,077,161               132,057,978
Loans and lease financing                                     879,459,566               815,840,439
  Less: Allowance for loan losses                             (21,260,284)              (18,693,670)
                                                           --------------            --------------
  Net loans held for sale and loans
     and lease financing                                      957,276,443               929,204,747

Other assets                                                   41,410,785                43,514,663
                                                           --------------            --------------

  Total assets                                             $1,086,486,483            $1,056,509,896
                                                           ==============            ==============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                                   $  148,960,621            $  126,071,259
Patronage dividends payable in cash                             3,330,296                 5,642,040
Other liabilities                                              37,313,873                25,041,359
Borrowings
  Short-term                                                  269,579,985               283,589,354
  Long-term                                                   291,826,520               286,262,870
                                                           --------------            --------------
                                                              561,406,505               569,852,224

  Subordinated debt                                           182,022,471               182,620,212
                                                           --------------            --------------
  Total borrowings                                            743,428,976               752,472,436
                                                           --------------            --------------
  Total liabilities                                           933,033,766               909,227,094
                                                           --------------            --------------
MEMBERS' EQUITY
Common stock
  Class B                                                     107,440,170                99,879,531
  Class C                                                      22,017,993                22,380,663
  Class D                                                             300                       300
Retained earnings
  Allocated                                                     5,433,641                 9,203,865
  Unallocated                                                  16,804,590                16,682,644
Accumulated other comprehensive income (loss)                   1,756,023                  (864,201)
                                                           --------------            --------------

     Total members' equity                                    153,452,717               147,282,802
                                                           --------------            --------------
Total liabilities and members' equity                      $1,086,486,483            $1,056,509,896
                                                           ==============            ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                            2000             1999              1998
                                                                    ----             ----              ----
Interest income
  Loans and lease financing                                       $88,422,307      $74,673,172       $65,443,587
  Investment securities                                             4,813,809        5,243,761         5,743,674
                                                                  -----------      -----------       -----------
      Total interest income                                        93,236,116       79,916,933        71,187,261
                                                                  -----------      -----------       -----------

Interest expense
  Deposits                                                          6,671,325        5,642,331         4,939,806
  Short-term borrowings                                            20,085,848       15,690,813        14,614,417
  Long-term debt, other borrowings
      and subordinated debt                                        34,295,391       28,426,982        26,006,479
                                                                  -----------      -----------       -----------
      Total interest expense                                       61,052,564       49,760,126        45,560,702
                                                                  -----------      -----------       -----------

  Net interest income                                              32,183,552       30,156,807        25,626,559

Provision for loan losses                                           3,206,667          908,868           842,881
                                                                  -----------      -----------       -----------
  Net interest income after
      provision for loan losses                                    28,976,885       29,247,939        24,783,678
                                                                   ----------       ----------        ----------

Non-interest income
  Gain on sale of loans                                             2,379,809        8,413,595         5,808,568
  Loan and deposit servicing fees                                   2,936,347        2,831,495         2,569,098
  Other                                                             4,242,009        4,422,192         5,689,462
                                                                  -----------      -----------       -----------
      Total non-interest income                                     9,558,165       15,667,282        14,067,128
                                                                  -----------      -----------       -----------

Non-interest expense
  Compensation and employee benefits                               15,834,737       14,402,289        12,736,507
  Contractual services                                              5,367,561        5,077,112         4,862,537
  Occupancy and equipment                                           5,090,258        5,059,604         4,395,558
  Contribution to NCB Development Corporation                               -        1,000,000                 -
  Other                                                             3,036,788        3,025,600         2,775,414
                                                                  -----------      -----------       -----------
      Total non-interest expense                                   29,329,344       28,564,605        24,770,016
                                                                  -----------      -----------       -----------

Net income before taxes                                             9,205,706       16,350,616        14,080,790

Provision for income taxes                                          1,872,767        1,636,509         1,453,165
                                                                  -----------      -----------       -----------

Net income                                                        $ 7,332,939      $14,714,107       $12,627,625
                                                                  ===========      ===========       ===========

Distribution of net income
Patronage dividends                                               $ 8,763,937      $14,845,905       $12,520,982
Retained earnings                                                  (1,430,998)        (131,798)          106,643
                                                                  -----------      -----------       -----------
                                                                  $ 7,332,939      $14,714,107       $12,627,625
                                                                  ===========      ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


YEARS ENDED DECEMBER 31,                                       2000                 1999                 1998
                                                               ----                 ----                 ----
Net income                                                     $7,332,939          $14,714,107          $12,627,625

Other comprehensive income, net of tax:
   Net unrealized holding gains
      (losses) before tax                                       2,619,092           (2,409,600)           1,201,899
   Tax benefit                                                      1,132                1,800                1,539
                                                               ----------          -----------          -----------
Comprehensive income                                           $9,953,163          $12,306,307          $13,831,063
                                                               ==========          ===========          ===========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           RETAINED       RETAINED     ACCUMULATED OTHER          TOTAL
                                             COMMON        EARNINGS       EARNINGS        COMPREHENSIVE          MEMBERS'
                                             STOCK        ALLOCATED      UNALLOCATED       INCOME(LOSS)           EQUITY
                                             -----        ---------      -----------       ------------           ------
Balance, December 31, 1997               $105,909,249     $ 8,109,931     $17,474,132         $   340,161     $131,833,473
Net income                                                                 12,627,625                           12,627,625
Adjustment to 1996 patronage
  dividends paid in 1997                      (40,338)              -               -                   -          (40,338)
Proceeds from issuance of stock                   300               -               -                   -              300
Cancellation and
  redemption of stock                        (403,294)              -          23,112                   -         (380,182)
1997 patronage dividends
  distributed in stock and cash             8,943,635      (8,109,931)       (249,824)                  -          583,880
Other dividends paid                                -               -        (256,961)                  -         (256,961)
1998 patronage dividends
  To be distributed in cash                         -               -      (5,275,326)                  -       (5,275,326)
  Retained in form of equity                        -       7,245,656      (7,245,656)                  -                -
Unrealized gain on investment
  securities available-for-sale                     -               -               -           1,203,438        1,203,438
                                         ------------      ----------     -----------         -----------     ------------
Balance, December 31, 1998                114,409,552       7,245,656      17,097,102           1,543,599      140,295,909
Net income                                                                 14,714,107                           14,714,107
Adjustment to 1997 patronage
  dividends paid in 1998                     (121,586)              -               -                   -         (121,586)
1998 patronage dividends
  distributed in stock and cash             7,972,528      (7,245,656)        (31,775)                  -          695,097
Other dividends paid                                -               -        (250,885)                  -         (250,885)
1999 patronage dividends
  To be distributed in cash                         -               -      (5,642,040)                  -       (5,642,040)
  Retained in form of equity                        -       9,203,865      (9,203,865)                  -                -
Unrealized loss on investment
  securities available-for-sale                     -               -               -          (2,407,800)      (2,407,800)
                                         ------------      ----------     -----------         -----------     ------------
Balance, December 31, 1999                122,260,494       9,203,865      16,682,644            (864,201)     147,282,802
Net income                                                                  7,332,939                            7,332,939
Cancellation and
  redemption of stock                      (2,222,043)              -       1,857,464                   -         (364,579)
1999 patronage dividends
  distributed in stock and cash             9,410,013      (9,203,865)        (12,412)                  -          193,735
Proceeds from issuance of
  common stock                                 10,000               -               -                   -           10,000
Other dividends paid                                -               -        (292,107)                  -         (292,107)
2000 patronage dividends
  To be distributed in cash                         -               -      (3,330,296)                  -       (3,330,296)
  Retained in form of equity                        -       5,433,641      (5,433,641)                  -                -
Unrealized gain on investment
  securities available-for-sale                     -               -               -           2,620,224        2,620,224
                                         ------------      ----------     -----------         -----------     ------------
Balance, December 31, 2000               $129,458,463      $5,433,641     $16,804,590         $ 1,756,023     $153,452,717
                                         ============      ==========     ===========         ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31                                           2000                1999               1998
                                                                          ----                ----               ----
Cash flows from operating activities
 Net income                                                           $   7,332,939       $  14,714,107      $  12,627,625
 Adjustments to reconcile net income to net cash
  provided by operating activities
 Provision for loan losses                                                3,206,667             908,868            842,881
 Depreciation and amortization                                            6,069,215           6,744,113          5,357,156
 Gain on sale of loans                                                   (2,379,809)         (8,413,595)        (5,808,568)
 Loans originated for sale                                             (217,084,270)       (337,493,655)      (586,305,753)
 Proceeds from sale of loans held for sale                              252,447,844         397,849,598        585,050,379
 Increase in other assets                                                (2,943,425)        (13,139,842)          (853,805)
 Increase (decrease) in other liabilities                                12,272,514          (4,831,295)        12,800,384
                                                                      -------------       -------------      -------------
 Net cash provided by operating activities                               58,921,675          56,338,299         23,710,299
                                                                      -------------       -------------      -------------

Cash flows from investing activities
 Decrease (increase) in restricted cash                                   1,011,664           8,315,512         (6,318,153)
 Purchase of investment securities
   Available-for-sale                                                    (8,827,885)        (20,001,505)          (350,000)
   Held-to-maturity                                                         (25,000)                  -           (950,000)
 Proceeds from maturities of investments
   Available-for-sale                                                     8,077,202           1,505,990         15,677,261
   Held-to-maturity                                                               -             182,121                  -
 Proceeds from sales of investments
   Available-for-sale                                                     2,369,713           6,182,453          3,460,000
 Net increases in loans and lease financing                            (118,460,395)       (213,704,720)       (35,401,178)
 Proceeds from sale of portfolio loans                                   56,560,556          10,483,124          8,156,399
 Purchases of premises and equipment                                       (723,524)         (1,286,360)          (953,488)
                                                                      -------------       -------------      -------------
 Net cash used in investing activities                                  (60,017,669)       (208,323,385)       (16,679,159)
                                                                      -------------       -------------      -------------

Cash flows from financing activities
 Net increase in deposits                                                22,889,362           2,651,715         39,593,565
 Net (decrease) increase in short-term borrowings                       (14,009,369)         62,937,168        (22,468,421)
 Proceeds from issuance of long-term debt                                49,238,441          75,000,000         74,303,558
 Repayment on long-term debt                                            (44,500,000)        (20,113,749)       (48,000,000)
 Dividends paid                                                          (5,937,499)         (5,143,171)        (5,585,927)
                                                                      -------------       -------------      -------------
Net cash provided by financing activities                                 7,680,935         115,331,963         37,842,775
                                                                      -------------       -------------      -------------
Increase (decrease) in cash and cash equivalents                          6,584,941         (36,653,123)        44,873,915

Cash and cash equivalents, beginning of year                             29,910,037          66,563,160         21,689,245
                                                                      -------------       -------------      -------------
Cash and cash equivalents, end of year                                $  36,494,978       $  29,910,037      $  66,563,160
                                                                      =============       =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of investing and financing activities:

                                                               2000                   1999                 1998
                                                               ----                   ----                 ----
Unrealized gain (loss) on investment
   available-for-sale                                         $ 2,620,224          $(2,407,800)         $ 1,203,438

Common stock cancelled against
   allowance for loan losses                                  $    17,955          $         -          $   403,294

Interest paid                                                 $59,309,707          $49,512,131          $45,195,243

Income taxes paid                                             $ 1,463,270          $ 1,528,668          $ 1,263,362




















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         National Consumer Cooperative Bank, doing business as National Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Capital Corporation (NCBCC), previously named NCB Mortgage Corporation, a wholly-owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. Cooperative Funding Corporation (CFC), a wholly-owned subsidiary, was a registered broker-dealer and provided corporate financial services. NCB Investment Advisers, Inc. (NCBIA), a wholly-owned subsidiary, provided investment advisory services to cooperatives. CFC and NCBIA were both dissolved effective December 31, 1998 with NCB assuming all their assets and liabilities. NCB Financial Corporation (NCBFC), a wholly-owned subsidiary, is the holding company of NCB Savings Bank, FSB (NCBSB), a federally-chartered thrift institution. NCB I, Inc. (NCB 1), a wholly-owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (NCBRFC), a wholly-owned subsidiary, purchases and sells commercial loans which are then securitized into commercial paper. NCB Financial Advisors, Inc. (NCBFA), a wholly-owned subsidiary, provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations. NCB Funding Corporation (NCBFDC), a wholly-owned subsidiary, is a special purpose corporation that participates in the securitization and sale of real estate loans. NCB NetPlatform, Inc. NCBNPI), a wholly-owned subsidiary, builds and offers Internet technology platforms.

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

COMPREHENSIVE INCOME

         In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued. In 1998, NCB adopted this standard which requires the display of comprehensive income and its components in the financial statements. In NCB's case, comprehensive income includes net income and unrealized gains and losses on securities available-for-sale.

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

INVESTMENTS

         Securities are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires, among other things, for NCB to classify and account for debt and equity securities as follows:

         Available-for-sale-Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as other comprehensive income. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

         Held-to-maturity-Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

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

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is a valuation allowance which management believes to be adequate to cover estimated loan and lease financing losses in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. When a portion of a loan is deemed uncollectible, a full or partial charge-off against the allowance for loan losses is made. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb expected losses inherent in the loan portfolio at the balance sheet date. Changes in economic conditions and economic prospects of borrowers can occur quickly; consequently, losses that NCB ultimately realizes could differ from the estimates made by management.

         A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB recognizes an impairment by creating a valuation allowance.

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

SERVICING ASSETS AND INTEREST-ONLY RECEIVABLES

         Effective January 1, 1997, NCB adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights". Both statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

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

         Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Leasehold improvements are amortized on a straight-line basis over the terms of the leases. Furnishings, equipment, and software are depreciated using an accelerated method over seven, five, and three years, respectively.

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31 are as follows:

                                                                                  2000                    1999
                                                                                  ----                    ----
Cash in bank                                                                    $ 3,344,711           $ 9,298,908
Federal funds                                                                    19,986,506            10,598,862
Overnight investments                                                            13,163,761            10,012,267
                                                                                -----------            ----------
                                                                                $36,494,978           $29,910,037
                                                                                ===========           ===========


3.       INVESTMENT SECURITIES

         The composition of investment securities available-for-sale at December 31 is as follows:

                                                                              2000
                                                ------------------------------------------------------------------------
                                                                        GROSS               GROSS
                                                   AMORTIZED           UNREALIZED         UNREALIZED            FAIR
                                                      COST              GAINS              LOSSES               VALUE
                                                      ----              -----              ------               -----
U.S. Treasury and agency
   obligations                                    $21,990,582          $320,282            $  8,069          $22,302,795
Corporate bonds                                     2,104,228            44,172                   -            2,148,400
Mutual funds                                        1,237,716                 -             121,856            1,115,860
Money market                                        1,281,577                 -               7,976            1,273,601
Interest-only receivables                          17,742,764           410,661             489,047           17,664,378
                                                  -----------          --------            --------          -----------
                                                  $44,356,867          $775,115            $626,948          $44,505,034
                                                  ===========          ========            ========          ===========

                                                                             1999
                                              -----------------------------------------------------------------------
                                                                       GROSS              GROSS
                                                 AMORTIZED           UNREALIZED         UNREALIZED           FAIR
                                                    COST               GAINS              LOSSES             VALUE
                                                    ----               -----              ------             -----

U.S. Treasury and agency
   obligations                                   $18,641,632            $      -        $  194,287        $18,447,345
Corporate bonds                                    4,728,080               3,890            10,932          4,721,038
Mutual funds                                       1,231,191                   -             9,472          1,221,719
Money market                                       1,177,781                   -           138,463          1,039,318
Interest-only receivables                         21,367,402             404,327           918,104         20,853,625
                                                  ----------            --------        ----------        -----------
                                                 $47,146,086            $408,217        $1,271,258        $46,283,045
                                                 ===========            ========        ==========        ===========

         Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

         The maturities of investment securities available-for-sale at December 31 are as follows:

                                                                                     2000
                                                               ------------------------------------------------------
                                                                                     WEIGHTED
                                                                 AMORTIZED            AVERAGE               FAIR
                                                                    COST               YIELD                VALUE
                                                                    ----               -----                -----
Within 1 year                                                    $11,514,409           6.06%              $11,404,868
After 1 year through 5 years                                      25,540,913           6.58%               26,173,601
After 5 years through 10 years                                     7,301,545           7.17%                6,926,565
                                                                 -----------                              -----------
                                                                 $44,356,867           6.61%              $44,505,034
                                                                 ===========                              ===========

                                                                                     1999
                                                                 ---------------------------------------------------
                                                                                      WEIGHTED
                                                                   AMORTIZED          AVERAGE              FAIR
                                                                     COST              YIELD              VALUE
                                                                     ----              -----              -----
Within 1 year                                                    $ 5,933,576           6.26%             $ 5,784,522
After 1 year through 5 years                                      21,581,877           6.23%              21,771,504
After 5 years through 10 years                                    19,630,633           6.96%              18,727,019
                                                                  ----------                             -----------
                                                                 $47,146,086           6.54%             $46,283,045
                                                                 ===========                             ===========

         The composition of investment securities held-to-maturity at December 31 is as follows:

                                                                                     2000
                                                                  ------------------------------------------------
                                                                                      GROSS
                                                                  AMORTIZED        UNREALIZED             FAIR
                                                                    COST              GAINS              VALUE
                                                                    ----              -----              -----
Mortgage-backed securities                                        $2,130,763         $115,237           $2,246,000
Private debt security                                                767,931                -              767,931
Equity investments                                                    25,000                -               25,000
                                                                  ----------         --------           ----------
                                                                  $2,923,694         $115,237           $3,038,931
                                                                  ==========         ========           ==========


                                                                                     1999
                                                                 -------------------------------------------------
                                                                                      GROSS
                                                                   AMORTIZED        UNREALIZED             FAIR
                                                                      COST            GAINS                VALUE
                                                                      ----            -----                -----
Mortgage-backed securities                                       $1,942,313           $9,687            $1,952,000
Private debt security                                               767,878                -               767,878
                                                                 -----------          ------            ----------
                                                                 $2,710,191           $9,687            $2,719,878
                                                                 ==========           ======            ==========


         In both 2000 and 1999, mortgage-backed securities held-to-maturity have a weighted average yield of 9.4% and mature within six years.

         In 2000 and 1999, securities available-for-sale totaling $2,369,713 and $6,182,453 respectively, were sold resulting in losses of $15,624 and $9,273, respectively. There were no sales of securities classified as held-to-maturity during 2000 and 1999. NCB held callable investment securities with amortized costs of $248,592 and $331,680 at December 31, 2000 and 1999, respectively, with fair values of $249,060 and $326,808, respectively.

4. LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2000 and 1999 are $2,248,937,000 and $2,071,849,000, respectively.

5.       LOANS AND LEASE FINANCING

         Loans and leases outstanding, including loans held for sale, by category at December 31 are as follows:

                                                                                2000                   1999
                                                                                ----                   ----
Commercial loans
    Portfolio                                                                $518,967,991          $467,689,219
    Loans held for sale                                                           757,828             3,223,991
Real estate loans
    Residential                                                               272,191,570           279,370,068
    Loan held for sale                                                         98,319,333           128,833,987
    Commercial                                                                  4,737,560             8,676,896
Lease financing                                                                83,562,445            60,104,256
                                                                             ------------            ----------
                                                                             $978,536,727          $947,898,417
                                                                             ============          ============


         NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:


                                               COMMERCIAL LOANS                    REAL ESTATE LOANS
                                              ------------------                 ---------------------
                                              2000          1999                 2000              1999
                                              ----          ----                 ----              ----
By Region:
     Northeast                                26.3%         18.5%                 62.2%             66.2%
     South Atlantic                            8.4           8.2                   6.1               5.3
     Central                                  28.5          22.3                  16.0              19.8
     West                                     36.8          51.0                  15.7               8.7
                                             -----         -----                 -----             -----
                                             100.0%        100.0%                100.0%            100.0%
                                             =====         =====                 =====             =====


                                                                        PERCENTAGE OF TOTAL
                                                                           LOAN PORTFOLIO
                                                                -------------------------------------
                                                                     2000                 1999
                                                                ----------------     ----------------
By Borrower Type
     Real estate
         Residential                                                  36.3%                40.3%
         Commercial                                                    2.0                  3.7
     Commercial
         Food retailing and distribution                              20.7                 19.3
         Financial services                                            5.8                  4.8
         Medical service and supplies                                  4.3                  2.0
         Hardware                                                      7.7                  7.1
         Alaskan native corporations                                   4.4                  4.2
         Other                                                        10.2                 12.3
     Lease financing                                                   8.6                  6.3
                                                                     -----                -----
                                                                     100.0%               100.0%
                                                                     =====                =====

         NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is secured by real estate in New York City due to that city's extensive cooperative market. At December 31, 2000 and 1999, $139 million and $186 million, respectively, of real estate loans are secured by real estate in New York City. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

         NCB's commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are expected to be repaid from cash flows generated by the borrower's operating activities. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans.

         The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31 are as follows (dollars in thousands):

                                                        CARRYING AMOUNT                  ESTIMATED FAIR VALUE
                                                    --------------------------          -------------------------
                                                      2000             1999                2000           1999
                                                      ----             ----                ----           ----
Commercial
     Fixed rate loans                               $176,800          $257,433          $181,177         $262,590
     Adjustable rate loans                           342,168           210,256           349,814          212,551
     Loans held for sale                                 758             3,224               778            3,240
Real Estate
     Loans held for sale                              98,319           128,834            99,764          129,650
     Portfolio-fixed rate                             67,164            83,169            68,358           84,638
     Portfolio-adjustable                            209,765           204,878           210,199          205,409
Lease financing                                       83,563            60,104            89,899           64,017
                                                    --------          --------          --------         --------
                                                    $978,537          $947,898          $999,989         $962,095
                                                    ========          ========          ========         ========


6.       RECEIVABLES SOLD WITH RECOURSE

         At December 31, 2000 and 1999, restricted cash of $3,875,549 and $4,887,213, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold with balances totaling $81,879,000 and $92,623,000 in 1993 and 1992, respectively. At December 31, 2000 and 1999 the outstanding balances of the 1993 and 1992 recourse loan sales totaled $33,284,777 and $56,967,101, respectively. These loans are primarily concentrated in New York City. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required restricted cash balance. To date NCB has not incurred any losses on these loan sales.

         In an unrelated 1993 transaction, NCB sold loans totaling $25,924,380 of which any losses on the subordinate tranche are repaid from a security held by NCB totaling $2,130,763 and $1,942,312 at December 31, 2000 and 1999,
respectively. At December 31, 2000 and 1999, the outstanding balances of the 1993 recourse loan sale totaled $5,892,149 and $7,878,973, respectively. These loans are primarily concentrated in New York City. NCB's exposure to credit loss in the event of nonperformance by the other parties to the loan is limited to the required balance of the security held. NCB is prohibited from disposing of this security until all senior holders of the security have been repaid. To date NCB has not incurred any losses on this loan sale.

7.       IMPAIRED ASSETS

         Impaired loans, representing the nonaccrual loans at December 31, 2000 and 1999, totaled $2,570,135 and $580,311, respectively, and averaged $1,180,000 and $1,084,000 during the same respective periods. Specific allowances of $1,185,960 and $239,911 were established at December 31, 2000 and 1999, respectively. During 2000 and 1999, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

         At December 31, 2000, there are no commitments to lend additional funds to borrowers whose loans are impaired.

         At December 31, 2000, there was no real estate owned property. At December 31, 1999, NCB had real estate owned of $2,687,347 which is classified as other assets.

8.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the activity in the allowance for loan losses:

                                                             2000                  1999                   1998
                                                             ----                  ----                   ----
Balance at beginning of year                                $18,693,670           $17,426,450           $17,638,136
Provision for loan losses                                     3,206,667               908,868               842,881
Charge-offs                                                  (1,270,656)             (264,256)           (1,230,892)
Recoveries of loans previously charged-off                      630,603               622,608               176,325
                                                            -----------           -----------           -----------
Balance at end of year                                      $21,260,284           $18,693,670           $17,426,450
                                                            ===========           ===========           ===========

         The allowance for loan losses was 2.2%, 2.0% and 2.2% of loans and lease financing and loans held for sale at December 31, 2000, 1999, and 1998, respectively.

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

         For the year ended December 31, 2000, activity related to loans to affiliated cooperatives, directors, officers, and their family members is as follows:

                                                  JANUARY 1,                                            DECEMBER 31,
                                                     2000            ADDITIONS         DEDUCTIONS           2000
                                                     ----            ---------         ----------           ----
Outstanding balances                              $80,080,339        $95,208,493       $31,871,562      $143,417,270
                                                  ===========        ===========       ===========      ============

Percent of loans outstanding                             8.4%                                                  14.7%
                                                  ===========                                           ============

         During 2000, 1999, and 1998 NCB recorded interest income of $12,593,537, $7,347,774, and $5,352,355, respectively, on loans to related parties.

10. PREMISES AND EQUIPMENT

         Premises and equipment are included in other assets and consist of the following as of December 31:

                                                                       2000                 1999
                                                                       ----                 ----
Furniture and equipment                                               $ 3,284,566          $ 2,988,558
Leasehold improvements                                                  1,581,670            1,358,487
Other                                                                   1,724,409            1,563,315
                                                                      -----------           ----------
                                                                        6,590,645            5,910,360
Less: Accumulated depreciation
         and amortization                                              (4,814,177)          (4,005,992)
                                                                      -----------          -----------
                                                                      $ 1,776,468          $ 1,904,368
                                                                      ===========          ===========

11. LEASES

         NCB negotiated a buyout of the lease on its current headquarters in Washington, D.C. This buyout enabled NCB to vacate the current location effective March 31, 2001. The NCB headquarters will relocate within Washington, D.C. effective April 2001. The new lease, which is for 10 years, will expire in April 2011. NCB also leases premises for its regional offices with expiration dates through January 30, 2008. These leases are all non-cancelable operating leases.

         Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are as follows:

         YEAR                                  AMOUNT
         ----                                -----------
     2001                                    $ 2,933,385
     2002                                      2,443,399
     2003                                      2,528,022
     2004                                      2,585,303
     2005                                      2,643,790
     Thereafter                               20,865,679
                                             -----------
                                             $33,999,578
                                             ===========


         Rental expense on premises and office equipment in 2000, 1999 and 1998 was $1,937,084, $1,708,647, an $1,687,183, respectively.

         During 1992, NCB deferred incentives received in connection with a new lease for office space. These incentives are being amortized over the ten year life of the lease. At December 31, 2000 and 1999, the unamortized lease incentives for the current headquarters are $318,584 and $571,835, respectively. The deferred rent for the new headquarters is $159,741 as of December 31, 2000.

12. DEPOSITS

         Deposits as of December 31 are summarized as follows:

                                                           2000                                 1999
                                                 ---------------------------            --------------------------
                                                                    WEIGHTED                              WEIGHTED
                                                                    AVERAGE                                AVERAGE
                                                   BALANCE            RATE               BALANCE            RATE
                                                   -------            ----               -------            ----
     Passbook accounts                           $  3,594,786          2.69%            $  4,103,441          2.67%
     Money market demand and
         NOW accounts                              47,455,022          1.97%              46,316,433          3.09%
     Fixed-rate certificates
         Less than $100,000                        58,204,941          6.41%              50,147,789          5.52%
         $100,000 or greater                       39,705,872          6.34%              25,503,596          5.51%
                                                 ------------                     -       ----------
                                                 $148,960,621          4.89%            $126,071,259          4.53%
                                                 ============                           ============


         The remaining contractual maturities of certificate accounts at December 31 are as follows:

                                                                                 2000
                                                          ----------------------------------------------------
                                                           LESS THAN            $100,000
                                                           $100,000            OR GREATER               TOTAL
                                                           --------            ----------               -----
Three months or less                                       $ 6,184,879          $ 2,016,243         $ 8,201,122
Three to six months                                          7,182,917           12,864,755          20,047,672
Six to twelve months                                        16,956,330            8,346,144          25,302,474
Twelve months or longer                                     27,880,815           16,478,730          44,359,545
                                                           -----------          -----------         -----------
                                                           $58,204,941          $39,705,872         $97,910,813
                                                           ===========          ===========         ===========


                                                                                 1999
                                                           ----------------------------------------------------
                                                           LESS THAN             $100,000
                                                            $100,000            OR GREATER             TOTAL
                                                            --------            ----------             -----
Three months or less                                       $ 5,887,274          $ 1,923,751         $ 7,811,025
Three to six months                                          6,544,114            3,946,799          10,490,913
Six to twelve months                                        21,480,156            8,912,709          30,392,865
Twelve months or longer                                     16,236,245           10,720,337          26,956,582
                                                           -----------          -----------         -----------
                                                           $50,147,789          $25,503,596         $75,651,385
                                                           ===========          ===========         ===========

         The estimated fair value of deposits is $148,961,000 and $123,558,000, at December 31, 2000 and 1999, respectively.

13. SHORT-TERM BORROWINGS

REVOLVING CREDIT FACILITIES

         At December 31, 2000, NCB had $417.5 million of revolving lines of credit, $154 million of which is committed until May 23, 2003, $231 million of which is committed until May 23, 2001 and the remaining balance of $32.5 million is uncommitted at December 31, 2000.

         At December 31, 1999, NCB had $452.5 million of revolving lines of credit with other financial institutions, of which $260 million in committed line of credit facilities expire between April and July 2000, and $140 million expires in May 2002. The remaining $52.5 million is uncommitted at December 31, 1999.

         Interest expense from borrowings under the revolving line of credit facilities was $4,295,418, $6,624,901 and $9,689,345, in 2000, 1999 and 1998,
respectively. The following is a summary of the borrowings under the facilities for the years ended December 31:

                                                                       2000                   1999
                                                                       ----                   ----
Borrowings outstanding at December 31                               $132,500,000           $ 79,500,000

Unused capacity at December 31                                       152,500,000            183,300,000

Average line of credit borrowings
    outstanding during the year                                       61,526,000            117,970,000

Maximum borrowings during the year                                   173,500,000            257,000,000

Weighted average borrowing rate:
    During the year                                                         6.7%                  5.5%
    At December 31                                                          7.1%                  6.2%

         Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 2000 and 1999, commitment fees for the line of credit ranged between .175% and .200% and between .125% and .200%, respectively, of the commitment balance. Total commitment fees paid for revolving credit facilities were $1,211,000, $860,000, and $524,000, in 2000, 1999 and 1998, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.

         NCB is required under these revolving line of credit agreements to maintain $25 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $296 million (defined as total members' equity plus subordinated debt).

OTHER SHORT-TERM BORROWINGS

         In an effort to reduce NCB's cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2000 and 1999, the short-term borrowings outstanding totaled $24.2 million and $17.2 million, respectively. NCB also has a commercial paper program in place to further reduce NCB's cost of funds. At December 31, 2000 and 1999, commercial paper totaled $107.9 million and $171.8 million, respectively.

         NCB, through its subsidiary NCBSB, has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 150% of such advances. These eligible mortgages had outstanding principal balances totaling $117,411,218 and $117,771,000 at December 31, 2000 and 1999. Outstanding advances at December 31, 2000 and 1999 were $5,000,000 and $15,000,000, respectively. Interest expense on the advances for the years ended December 31, 2000 and 1999 were $1,045,463 and $1,062,577, respectively.

         During 2000 and 1999, NCB did not enter into any reverse repurchase agreements. There were no reverse repurchase agreements outstanding at December 31, 2000 and 1999.

         The carrying amounts of short-term borrowings at December 31 are as follows (dollars in thousands):

                                             Carrying Amount
                                        --------------------------
                                         2000              1999
                                         ----              ----
Line of credit                          $132,500          $ 79,500
Commercial paper                         107,855           171,845
Other                                     24,225            17,244
FHLB advances                              5,000            15,000
                                        --------          --------
                                        $269,580          $283,589
                                        ========          ========


14. LONG-TERM DEBT

         NCB has entered into various agreements for extension of credit with third parties. At December 31, 2000 and 1999, under the medium-term note program, NCB had approval to issue up to $400 million. As of December 31, 2000 and 1999, NCB had $137.5 million and $100 million, respectively, outstanding under this program. In addition, as of December 31, 2000 and 1999, NCB had outstanding $155 million and $187 million, respectively, of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest with principal payments due on a 30/360 basis.

         NCB is required under these lending agreements to, among other things, maintain $25 million of cash, cash equivalents and investments and have an effective net worth of not less than $296 million (defined as total members' equity plus subordinated debt).

         The following is a schedule of outstanding long-term debt at December 31, 2000:


                            AMOUNT                RATE             MATURITY
                            ------                ----             --------
                         $132,194,919             7.24%               2001
                           69,838,825             6.37%               2002
                           24,942,438             6.50%               2003
                           34,919,413             6.54%               2004
                           29,930,925             7.68%               2005   and thereafter
                         ------------
                         $291,826,520
                         ============

         NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $65 million. The effect of the agreements is to convert $65 million of the long-term debt from a weighted average fixed rate of 7.10% to a floating rate based on LIBOR.

         The interest rate swap agreements are tied to the three and six month LIBOR rates plus a spread and reprice at different times throughout the year. At December 31, 2000 the three and six month LIBOR were 6.40% and 6.20%, respectively. These agreements expire as follows:


                                MATURITY             LIBOR
            AMOUNT                DATE               INDEX
            ------                ----               -----
          $15,000,000            2001              Three month
           20,000,000            2002              Three month
           30,000,000            2001                Six month
          ------------
          $65,000,000
          ============

15. SUBORDINATED DEBT

         On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury in the amount of $184,270,000 as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government. At December 31, 2000 and 1999, the current balance of the subordinated debt was $182,542,000. The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes.

         The Class A notes require that proceeds from the sale of Classes B and C stock be applied annually toward the repayment of the notes. In 2000 and 1999, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay the Class A notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100.0 million. The remaining $80.0 million would be obtained through the issuance of preferred stock or subordinated debt. In accordance with these plans, NCB had designated investments totaling $9.5 million and $8 million, respectively, including accrued interest at December 31, 2000 and 1999.

         The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

         The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, excluding hedge gains, and respective estimated fair values of the subordinated debt at December 31, 2000 (dollars in thousands):

                                                           NEXT                CARRYING         ESTIMATED
               INDEX                    RATE          REPRICING DATE            AMOUNT         FAIR VALUE
               -----                    ----          --------------            ------         ----------
             91-day Treasury rate       6.23%            January 1, 2001         $ 53,553         $ 53,379
             3-year Treasury rate       6.28%            October 1, 2002           36,854           36,953
             5-year Treasury rate       5.85%            October 1, 2005           55,281           56,928
            10-year Treasury rate       5.80%            October 1, 2010           36,854           38,544
                                                                                 --------         --------
                                                                                  182,542          185,804
              Discount on hedging                                                    (520)               -
                                                                                 --------         --------
                                                                                 $182,022         $185,804
                                                                                 ========         ========

         NCB has entered into a series of interest rate swap agreements totaling $80 million which have the effect of converting a portion of the subordinated debt from a fixed rate of 5.80% to a floating rate based on LIBOR.

         The interest rate swap agreements are tied to the one, three and six month LIBOR rates and reprice at different times throughout the year. At December 31, 2000, the one, three and six month LIBOR rates were 6.56%, 6.40% and 6.20%, respectively. The interest rate swap agreements, are described below:


              DEBT                                       LIBOR
            SWAPPED               AMOUNT                 INDEX
            -------               ------                 -----
          Three year           $30,000,000            Three month
           Five year            50,000,000            Three month
                                ----------
                               $80,000,000
                               ===========


         The three year interest rate swap agreements expire in 2002. The five year interest rate swap agreements expire in 2005.

16. COMMON STOCK AND MEMBERS' EQUITY

         NCB's common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.

                                                2000                                           1999
                                 --------------------------------------        -------------------------------------
                                 CLASS B          CLASS C       CLASS D          CLASS B        CLASS C      CLASS D
                                 -------          -------       -------          -------        -------      -------
Par value per share              $      100       $    100     $    100        $      100       $    100       $ 100
Shares authorized                 1,200,000        300,000      100,000         1,100,000        300,000     100,000
Shares issued and
    outstanding                   1,074,401        220,180            3           998,795        223,807           3

         The changes in each class of common stock are described below:

                                                     CLASS B             CLASS C        CLASS D          TOTAL
                                                     -------             -------        -------          -----
Balance, December 31, 1997                          $ 84,004,502        $21,904,447       $300        $105,909,249
Adjustment to 1996 patronage
    dividends paid in 1997                               (35,087)            (5,251)         -             (40,338)
Proceeds from issuance of stock                                -                300          -                 300
Cancellation and redemption
    of common stock                                     (400,980)            (2,314)         -            (403,294)
1997 patronage dividend
    distributed in common stock                        8,641,213            302,422          -           8,943,635
                                                    ------------        -----------       ----        ------------
Balance, December 31, 1998                            92,209,648         22,199,604        300         114,409,552
Adjustment to 1997 patronage
    dividends paid in 1998                              (121,586)                 -          -            (121,586)
1998 patronage dividend
    distributed in common stock                        7,791,469            181,059          -           7,972,528
                                                    ------------        -----------       ----        ------------
Balance, December 31, 1999                            99,879,531         22,380,663        300         122,260,494
Proceeds from issuance of stock                                -             10,000          -              10,000
1999 patronage dividend
    distributed in common stock                        9,315,486             94,527          -           9,410,013
Cancellation and redemption of
    stock                                             (1,754,846)          (467,197)         -          (2,222,043)
                                                    ------------        -----------       ----        ------------
Balance, December 31, 2000                          $107,440,170        $22,017,993       $300        $129,458,463
                                                    ============        ===========       ====        ============

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

         NCBSB's capital exceeds the minimum capital requirements at December 31, 2000. The following table summarizes NCBSB's capital at December 31, 2000 and 1999:

                                                                                              TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                               ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                         -------------------       -------------------        -----------------------
                                         AMOUNT        RATIO       AMOUNT        RATIO        AMOUNT           RATIO
                                         ------        -----       ------        -----        ------           -----
As of December 31, 2000:
Tangible Capital
 (to tangible assets)                  $14,656,000       8.6%    $2,548,790         1.5%              N/A         N/A
Total Risk-Based Capital
 (to risk-weighted assets)             $15,605,000      15.7%    $7,931,000         8.0%       $9,913,400       10.0%
Tier I Risk-Based Capital
 (to risk-weighted assets)             $14,656,000      14.8%           N/A          N/A       $5,948,040        6.0%
Core Capital (to adjusted
 tangible assets)                      $14,656,000       8.6%    $6,797,000         4.0%       $8,487,900        5.0%
As of December 31, 1999:
Tangible Capital
 (to tangible assets)                  $11,976,000       7.8%    $2,310,257         1.5%              N/A         N/A
Total Risk-Based Capital
 (to risk-weighted assets)             $12,954,000      13.3%    $7,798,000         8.0%       $9,747,200       10.0%
Tier I Risk-Based Capital
 (to risk-weighted assets)             $11,976,000      12.3%           N/A          N/A       $5,848,000        6.0%
Core Capital (to adjusted
 tangible assets)                      $11,976,000       7.8%    $6,151,000         4.0%       $7,689,000        5.0%

         The Office of Thrift Supervision regulations impose certain restrictions on NCBSB's payment of dividends. At December 31, 2000, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

18.      EMPLOYEE BENEFITS

         Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 2000, 1999, and 1998 was $521,435, $307,386, and $425,103, respectively.

         NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 2000, 1999, and 1998 were $435,232, $392,100, and $365,942, respectively.

         Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan's terms were revised by the Board of Directors effective January 1, 1999. NCB expensed $540,000, $240,000 and $388,000 for the Plan in 2000, 1999, and 1998, respectively.

19.      INCOME TAXES

         Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax liability. In 2001, NCB anticipates that it will declare a patronage dividend for 2000 of approximately $8,764,000. The anticipated cash portion of the 2000 patronage dividend is included in patronage dividends payable at December 31, 2000. The anticipated stock portion of the patronage dividend of 2000 earnings to be distributed has been added to allocated retained earnings at December 31, 2000. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

         The provision for income taxes consists of the following:

                                                                                YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                       2000                1999              1998
                                                                       ----                ----              ----
Current tax expense
     Federal                                                        $1,596,110          $1,433,913        $1,189,112
     State and local                                                   163,246             153,572           186,911
                                                                    ----------         -----------        ----------
     Total current                                                   1,759,356           1,587,485         1,376,023
                                                                    ----------         -----------        ----------
Deferred tax expense (benefit)
     Federal                                                           113,411              49,024           (42,262)
     State and local                                                         -                   -           119,404
                                                                    ----------         -----------        ----------
     Total deferred                                                    113,411              49,024            77,142
                                                                    ----------         -----------        ----------
Total provision                                                     $1,872,767          $1,636,509        $1,453,165
                                                                    ==========          ==========        ==========

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                    YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                           2000                 1999                 1998
                                                           ----                 ----                 ----
Statutory U.S. tax rate                                $4,511,095           $6,427,760            $ 5,286,768
Patronage dividends                                    (2,979,739)          (5,047,608)            (4,257,134)
State and local taxes                                     163,246              153,572                186,911
Other                                                     178,165              102,785                236,620
                                                       ----------           ----------            -----------
Income tax provision                                   $1,872,767           $1,636,509            $ 1,453,165
                                                       ==========           ==========            ===========

         Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 2000 and 1999:

                                                                                      2000                1999
                                                                                      ----                ----
Deferred commitment fees                                                           $ 136,647           $ 117,297
Allowance for loan losses                                                            356,991             351,793
Other                                                                                 49,365              24,323
                                                                                   ---------           ---------
Gross deferred tax assets                                                            543,003             493,413
                                                                                   ---------           ---------

Mortgage servicing rights                                                           (254,690)           (133,406)
Federal Home Loan Bank stock dividends                                              (182,289)           (123,941)
Depreciation                                                                         (50,649)            (67,280)
                                                                                   ---------           ---------
Gross deferred tax liabilities                                                      (487,628)           (324,627)
                                                                                   ---------           ---------
Net deferred tax asset                                                             $  55,375           $ 168,786
                                                                                   =========           =========

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

         Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2000, 1999, and 1998 are 6.30%, 6.21% and 6.33%, respectively. Consequently, the amounts available for payment on the Class C stock for 2000, 1999, and 1998 are $1,387,134, $1,389,839, and $1,405,235, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

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

         The contract or notional amounts and the respective estimated fair value of NCB's commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):


                                                          CONTRACT OR                         ESTIMATED
                                                        NOTIONAL AMOUNTS                      FAIR VALUE
                                                  -----------------------------      -----------------------------
                                                       2000             1999            2000           1999
                                                       ----             ----            ----           ----
Financial instruments whose contract
amounts represent credit risk:
  Commitments to extend credit                    $304,093            $203,191         $1,520          $1,016
  Standby letters of credit                       $130,175            $110,052         $2,238          $1,853

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

         Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $2.2 million at December 31, 2000 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

         The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at December 31, are as follows (dollars in thousands):

                                                            CONTRACT OR                         ESTIMATED
                                                         NOTIONAL AMOUNTS                       FAIR VALUE
                                                        -------------------                --------------------
                                                        2000           1999                2000            1999
                                                        ----           ----                ----            ----
Financial instruments
  whose contract amounts exceed
  the amount of credit risk
    Financial futures contracts                       $ 22,600        $143,400           $  (469)         $2,725
    Interest rate swap agreements                     $296,240        $155,000           $(2,167)         $ (267)

         At December 31, 2000 and 1999, NCB had deferred losses of $649,008 and deferred gains of $6,920,705, respectively, outstanding on financial futures contracts, which are included in loans held for sale.

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

         FINANCIAL FUTURES AND FORWARD CONTRACTS - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2000 and 1999. The fair value of forward commitments is based on current market prices for similar contracts.

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

         The estimated fair values of the Bank's financial instruments as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                             2000                                1999
                                                   -------------------------            -----------------------
                                                     CARRYING          FAIR              CARRYING         FAIR
                                                      AMOUNT          VALUE               AMOUNT         VALUE
                                                      ------          -----               ------         -----
FINANCIAL ASSETS:
  Cash and cash equivalents                         $ 36,495         $ 36,495           $ 29,910        $ 29,910
  Restricted cash                                      3,876            3,876              4,887           4,887
  Investment securities
    Available-for-sale                                44,505           44,505             46,283          46,283
    Held-to-maturity                                   2,924            3,039              2,710           2,720
  Interest-only receivables                           18,021           18,021             18,882          18,882
  Loans and lease financing                          978,537          999,989            947,898         962,095

FINANCIAL LIABILITIES:
  Deposits                                           148,961          148,961            126,071         123,558
  Short-term and other borrowings                    269,580          269,580            283,589         283,589
  Long-term debt                                     291,827          295,824            286,263         284,603
  Subordinated debt                                  182,542          185,804            182,542         183,410

OFF-BALANCE SHEET FINANCIAL
  INSTRUMENTS:
  Interest rate swap agreements                            -           (2,167)                 -            (267)
  Financial futures and forward
    commitments                                            -             (469)                 -           2,725
  Commitments to extend credit                             -            1,520                              1,016
  Standby letters of credit                                -            2,238                  -           1,853

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

     The following is the segment reporting for the years ended December 31, 2000, 1999 and 1998 (dollars in thousand):

                                        COMMERCIAL   REAL ESTATE       WAREHOUSE                                        NCB
          2000                           LENDING       LENDING          LENDING            NCBSB        OTHER       CONSOLIDATED
          ----                           -------       -------          -------            -----        -----       ------------
Interest income                         $ 45,991       $ 13,818        $ 11,153          $ 12,597      $ 9,677
Interest expense
  Allocated                               38,457          9,760           8,072                        (56,289)
  Direct                                       -              -               -             7,717       53,335
                                        --------       --------        --------          --------     --------
Net interest income                        7,534          4,058           3,081             4,880       12,631       $     32,184

Provision for loan losses                  2,042            146               -                82          937              3,207

Non-interest income-external               3,125          3,155           1,700             1,346          232              9,558

Non-interest expense
  Direct expense                           5,419          3,539           1,015             2,310       17,046             29,329
  Overhead and support                     1,166            908             241             1,021       (3,336)                 -
                                        --------       --------        --------          --------      -------         ----------
Total non-interest expense                 6,585          4,447           1,256             3,331       13,710             29,329
                                        --------       --------        --------          --------      -------         ----------
Income (loss) before taxes              $  2,032       $  2,620        $  3,525          $  2,813      $(1,784)        $    9,206
                                        ========       ========        ========          ========      ========        ==========
Total average assets                    $608,630       $157,017        $128,327          $164,912      $55,340         $1,114,226
                                        ========       ========        ========          ========      =======         ==========

                                       COMMERCIAL      REAL ESTATE       WAREHOUSE                                       NCB
          1999                          LENDING          LENDING          LENDING         NCBSB         OTHER       CONSOLIDATED
          ----                          -------          -------          -------         -----         -----       ------------
Interest income                          $ 39,756          $  9,835        $ 13,276       $ 11,591      $  5,459
Interest expense
  Allocated                                29,081             7,200           8,954              -       (45,235)
  Direct                                        -                 -               -          6,705        43,055
                                         --------          --------         ------        --------      --------
Net interest income                        10,675             2,635           4,322          4,886         7,639       $   30,157

Provision (credit) for loan losses         (3,254)              356               -            159         3,648              909

Non-interest income-external                3,182             4,145           7,471            748           121           15,667

Non-interest expense
  Direct expense                            5,551             3,416           1,311          2,776        15,510           28,564
  Overhead and support                        807               184             158            300        (1,449)               -
                                         --------          --------         -------       --------      --------       ----------
Total non-interest expense                  6,358             3,600           1,469          3,076        14,061           28,564
                                         --------          --------         -------       --------      --------       ----------

Income (loss) before taxes               $ 10,753          $  2,824        $ 10,324       $  2,399      $ (9,949)      $   16,351
                                         ========          ========         =======       ========      ========       ==========

Total average assets                     $450,937          $124,776        $204,647       $152,377      $106,669       $1,039,406
                                         ========          ========         =======       ========      ========       ==========

                                       COMMERCIAL      REAL ESTATE     WAREHOUSE                                       NCB
          1989                          LENDING          LENDING        LENDING        NCBSB         OTHER       CONSOLIDATED
          ----                          -------          -------        -------        -----         -----       ------------

Interest income                         $ 29,769       $ 11,964        $ 15,712      $  8,814       $  4,928
Interest expense
  Allocated                               21,942          8,163          10,720             -        (40,825)
  Direct                                       -              -               -         4,941         40,620
                                        --------       --------         -------      --------       --------
Net interest income                        7,827          3,801           4,992         3,873          5,133        $ 25,626

Provision (credit) for loan losses            49           (141)                          125            810             843

Non-interest income-external               3,912          1,005           8,475           781           (106)         14,067

Non-interest expense
  Direct expense                           4,622          2,297           3,017         2,632         12,202          24,770
  Overhead and support                       509            148             194           200         (1,051)              -
                                        --------       --------        --------      --------       --------        --------
Total non-interest expense                 5,131          2,445           3,211         2,832         11,151          24,770
                                        --------       --------        --------      --------       --------        --------
Income (loss) before taxes              $  6,559       $  2,502        $ 10,256      $  1,697       $ (6,934)       $ 14,080
                                        ========       ========        ========      ========       ========        ========
Total average assets                    $356,320       $142,875        $187,637      $124,533       $105,458        $916,823
                                        ========       ========        ========      ========       ========        ========

24. NEW ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued for all fiscal periods beginning after June 15, 1999. In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-"Deferral of the Effective Date of SFAS No. 133" was issued to amend SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued further amending SFAS No.
133. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or be recorded in other comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         NCB adopted SFAS No. 133, as amended, on January 1, 2001 and recorded a cumulative effect adjustment $1.7 million gain to recognize the fair value of interest rate swaps with an offsetting cumulative effect adjustment $1.7 million loss to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates. Additionally, NCB recorded a cumulative effect adjustment $4.5 million loss to recognize derivatives at fair value and a cumulative effect adjustment $4.6 million gain to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

         In September 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 140 was issued to replace SFAS No. 125 by revising the standards of accounting for securitizations and other transfers of financial assets and liabilities.

         During 2000 and 1999, NCB sold receivables in securitizations of mortgage loans and retained interest-only strips, and servicing rights, which are both, considered retained interests in the securitized transactions. In 2000, NCB sold $188.6 million in mortgage securitizations transactions, which resulted in retained interests of $800 thousand. The proceeds from NCB's 1999 sales of receivables in securitized mortgage loans were $311 million. These sales generated a total of $6.7 million in retained interests.

         The mortgage loan sales in both 2000 and 1999 generated gains or losses that depend on several components. These components include the difference between carrying amount of the mortgage loans, prior to sale, and the fair market value received from the mortgage loans at the time of the sale. Another factor, which is considered in the calculation of the proceeds of the loan sale, are the gains/losses generated through the extinguishment of derivatives that have been associated with the transferred assets. The fair market value of the loans, at the time of sale, is based on a combination of current market conditions of the bond market along with the receipt of the most competitive bid from outside investors.

         The interest-only strips on NCB's financial statements are reported within two sections of the Balance Sheet. The distinction is based on whether the strips are backed by certificates or not. Non-certificated interest-only strips are reflected as a component of other assets and certificated interest-only strips are included in the available-for-sale, investments section. On a quarterly basis, the fair market value of the interest-only strips is updated to reflect the current interest rate environment.

         NCB values its certificated and non-certificated interest-only certificates by using a consistent set of assumptions. In an effort to maximize the value of interest-only certificates, most cooperative mortgages have very strict prepayment restrictions. The most common prepayment protection is a lockout period, which is a period of time that the borrower does not have the option to prepay its loan, followed by either a fixed percentage penalty or some form of yield maintenance. NCB values its interest-only strips through the entire lockout period and up to the estimated point of prepayment by the borrower.

         The valuation methodology assumes no credit losses. This assumption is unique to NCB in that the collateral that backs all of the NCB's certificated and non-certificated interest-only certificates has extremely low loan-to-value ratios (weighted average below 35%) and a historical zero default rate. Since 1992, NCB has been securitizing mortgages in the public markets. No NCB securitized mortgage, past or present, has ever resulted in a credit loss. Moreover, only one NCB securitized mortgage has ever gone 90 days late. Accordingly, no credit losses are assumed in valuing interest-only strips.

         The original discount rate varies for each loan sale transaction. NCB values interest-only strips at a discount rate equal to a spread over the benchmark index that the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. NCB's management estimates the appropriate spread and adds it to the index to determine the current discount rate.

         The weighted average life of each interest-only strip will vary with the mortgage loan terms that back the transaction.

         NCB receives annual servicing fees of 0.08 percent per annum to service loans totaling $2.2 billion in 2000 and $2.1 billion in 1999. The total managed assets for NCB are as follows at December 31, 2000 (dollars in thousands):

Loans held in portfolio                                                          $  879,460
Loans held for sale or securitizations                                               99,077
Loans securitized                                                                 2,248,937
                                                                                 ----------
Total assets managed                                                             $3,227,474
                                                                                 ==========


         The following table reflects the cash flows received from securitized trusts during the year ending December 31, 2000 (dollars in thousands):

Net proceeds from new securitizations                                              $190,785
Servicing fees received                                                               2,936
Cash flows received on interest-only strips                                           2,280

         At December 31, 2000, retained interests due to securitization activity is comprised of the following (dollars in thousands):

Retained principal due to over collateralization                                    $ 3,002
Certificated interest-only strips                                                    17,665
Non-certificated interest-only strips                                                18,021

         At December 31, 2000, NCB assumed a 7.2% discount rate in valuing interest-only strips. The sensitivity of the interest-only strips to adverse changes in the discount rate assumed is shown as follows (dollars in thousands):

Impact on fair value of 100 basis points increase                                   $  (143)
Impact on fair value of 200 basis points increase                                    (1,108)

         Another newly issued standard which impacts NCB is Emerging Issues Task Force (EITF) No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets," which was issued in July 2000. This statement addresses the recognition of income when assumptions are changed which relate to expected future cash flows of assets with calculated income yields. The changes in income yields primarily relate to prepayments, which adjust the initial yield. NCB currently recognizes prepayments as a catch-up adjustment within the same period. NCB does not believe that the statement will have a material impact on its results of operations based on previous experience with these types of adjustments. EITF 99-20 will become effective starting April 1, 2001.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of NCB and the positions held by each are as follows:

                                                                                 YEAR FIRST       END OF
                                       POSITION                                  APPOINTED         TERM        AGE
                                       ---------------------------------------------------------------------------
James L. Burns, Jr.                    Chairman of the Board
                                       of Directors and Director                    1996           2002         62

Charles E. Snyder                      President and Chief
                                       Executive Officer                            1983             -          47

Harry J. Bowie                         Director                                     1999             -          65

Joseph Cabral                          Director                                     1995           2001         52

Kirby J. Erickson                      Vice Chairman of the Board
                                       of Directors and Director                    1997           2000         60

Eben Hopson, Jr.                       Director                                     1998           2002         54

Jackie Jenkins-Scott                   Director                                     1997           2000         51

Marilyn J. McQuaide                    Director                                     1996           2002         51

Michael J. Mercer                      Director                                     1998           2001         47

Alex N. Miller                         Director                                     1998           2001         58

Alfred A. Plamann                      Director                                     1995           2001         58

Stuart M. Saft                         Director                                     1999           2002         53

Sheila A. Smith                        Director                                     1995             -          55

Peter C. Young                         Director                                     1997           2000         55

Thomas K. Zaucha                       Director                                     1997           2000         56

                                                                      YEAR FIRST       END OF
                            POSITION                                  APPOINTED         TERM        AGE
                            -------------------------------------- ----------------- ------------ ---------
Steven A. Brookner          Managing Director
                            President and Director,
                            NCB I, Inc.
                            Director, NCB Insurance
                            Brokers, Inc.
                            President, NCB Funding
                            Corporation                                  1997             -          38

Charles H. Hackman          Managing Director, Chief
                            Credit Officer
                            President and Director,
                            NCB Financial Corporation
                            President and Director,
                            NCB Insurance Brokers, Inc.
                            President, NCB Capital
                            Corporation                                  1984             -          56

Mark W. Hiltz               Managing Director, Chief
                            Risk Officer                                 1982             -          53

Richard L. Reed             Managing Director, Chief
                            Financial Officer
                            Treasurer, NCB Capital
                            Corporation; NCB Retail
                            Finance Corporation; NCB
                            Financial Advisors, Inc.;
                            NCB Funding Corporation; and
                            NCB NetPlatform, Inc.
                            Vice President and
                            Director, NCB Savings
                            Bank, FSB                                    1985             -          42

Thomas C. Schoettle         President, NCB Savings
                            Bank, FSB                                    1997             -          45

         James L. Burns, Jr. has been the President and Chief Executive Officer of The Co-operative Central Bank since 1972. He also has been the President and Chief Executive Officer of Co-operative Investment Fund since 1984. In addition, he has served as a consultant to the Australian government and the Australian and New Zealand banking industry. Mr. Burns retired from the Co-operative Central Bank and Co-operative Investment Fund in April 2000.

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

         Kirby J. Erickson is the Senior Executive of HealthPartners, Inc., parent company of HealthPartners Oligated Group, since November 2000. Prior to that, he was Executive Vice President of Group Health Inc. (GHI)/HealthPartners, Inc. since 1992. He also had served in various capacities since 1965 at Aetna Health Plans, United Health Care, Inc., Fairview Community Hospitals and Fairview Southdale Hospital.

         Eben Hopson, Jr. has been Treasurer and Board Member of Arctic Slope Regional Corporation, Executive Director of Arctic Slope Native Association and Executive Director of Bristol Bay Borough. He was also a former Financial Director of the City of Barrow.

         Jackie Jenkins-Scott is the President and Chief Executive Officer of the New England Hospital d/b/a Dimock Community Health Center for the past 16 years. Prior to her position with Dimock, she served as Director of the Roxbury Court Clinic and held several positions with the Commonwealth of Massachusetts, Department of Public Health from 1973 to 1977. She has been a Board Member of the Massachusetts League of Community Health Centers and a member of the National Association of Community Health Centers, Inc.

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

         Alfred A. Plamann is the President and Chief Executive Officer of Unified Western Grocers, formerly known as Certified Grocers of California, Ltd. He was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the Board of Directors of several of the Unified's subsidiaries. Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer's Association (CGA), and has been a member of the Industry Relations Committee of the Food Marketing Institute (FMI).

         Stuart M. Saft is the Chairman of the Council of New York Cooperatives and Condominiums and a Board Member of the National Association of Housing Cooperatives. He is also the Chairman of the New York City Workforce Investment Board. Additionally, he is the head of the Real Estate Department at Wolf, Haldenstein, Adler, Freeman & Hertz, LLP.

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

         Steven A. Brookner is a Managing Director responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998 he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a shareholder and officer of Hamilton Securities Group for one year and Co-

Founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.

         Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, President of NCB Financial Corporation since its inception in 1988 and President of NCB Insurance Brokers, Inc. and NCB Capital Corporation, starting in 1999.

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


NON-INCUMBENT NOMINEES FOR DIRECTORSHIPS

Kenneth L. Hartung              H. Jeffrey Leonard
Lynn M. Hoopingarner            Stephanie McHenry-Lucky
Dean Janeway                    George E. Southworth


         Kenneth L. Hartung is a Vice President, Equipment Group & Member Services at Unified FoodService Purchasing Co-op, LLC since March 1999. He was previously a Vice President of FoodService Purchasing Cooperative, Inc. since 1993 and also served as President of the Cooperative's Canadian subsidiary (FoodService Purchasing of Canada) since 1994. He is also a Board Member of National Cooperative Business Association and President of the Board of Directors of Bridgehaven, a non-profit mental health agency.

         Lynn M. Hoopingarner is the President of Profitable Solutions TM Institute, Inc. She was the President of White House Owners Association from 1991 to 1999. She also previously worked as a banker at Chase Manhattan Bank and Wells Fargo Bank.

         Dean Janeway has been President and Chief Operating Officer of Wakefern Food Corp. since 1995. Previously, he was Executive Vice President of Wakefern for five years and held various Vice President positions in Merchandising, Dari-Deli and Frozen Food. He has served since 1992 on the Board of Directors of the National Grocers Association and was elected Chairman in 1997.

         H. Jeffrey Leonard has been President and founding shareholder and Director of GEF Management Corporation since 1989. He is also the Chairman of the Board of Beacon House Community Ministry.

         Stephanie McHenry-Lucky has been Director of Minority Business Development of Greater Cleveland Growth Association and Executive Director of Northern Ohio Minority Business Council since 1998. She is also a board member of NCB Development Corporation.

         George E. Southworth has been Chief Executive Officer of Northeast Cooperatives since 1996 and Director of Cooperative Development Institute since 1999. He has over 18 years of management experience in manufacturing, distribution, retailing and direct-to-consumer sales in the natural products industry.

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

         The Executive Committee is responsible for exercising all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interest of NCB. It also reviews and recommends CEO's annual compensation and benefit plans, authorizes contracts in excess of $250,000, recommends to the board rules and procedures governing the board, reviews and recommends policies or actions not within the authority of any other committee, serves as the appeal authority for loan turn-down, recommends to the board appointment of representatives to other boards where NCB is entitled to such representation and approves exceptions to policies not within the authority of another committee. The members of the committee are James L. Burns, Jr., (Chair), Joseph Cabral, Kirby J. Erickson, Jackie Jenkins-Scott, Marilyn J. McQuaide, Michael J. Mercer, Alfred A. Plamann and Sheila A. Smith.

         The Loan and Business Development Committee is responsible for providing policy to management and for monitoring the lending, fee for service and business development efforts of NCB and its subsidiaries, consistent with the board's approved strategic plan. The members of the committee are Joseph Cabral, Eben Hopson, Jr., Jackie Jenkins-Scott, Alex N. Miller, Sheila A. Smith (Chair), Peter C. Young and Thomas K. Zaucha.

         The Finance Committee is responsible for monitoring NCB's financial planning, budgeting process, asset liability management and funding strategies. The members of the committee are Harry J. Bowie, James L. Burns, Jr., Kirby J. Erickson, Marilyn J. McQuaide, Michael J. Mercer (Chair), Alfred A. Plamann, and Stuart M. Saft.

         The Audit Committee is responsible for assisting the Board of Directors in fulfilling its statutory and fiduciary responsibilities for NCB and its subsidiaries and affiliate by overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB and its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the Committee are James L. Burns, Jr., Kirby J. Erickson, Marilyn
J. McQuiade (Chair), Michael J. Mercer, Alfred A. Plamann, Stuart M. Saft and Sheila A. Smith.

         The Low Income Policy Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways NCB can increase low income lending. The members of the committee are Harry J. Bowie, Joseph Cabral, Eben Hopson, Jr., Jackie Jenkins-Scott (Chair), Alex N. Miller, Peter C. Young and Thomas K. Zaucha.

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

         The Ad Hoc Committee on Patronage and Capitalization is responsible for the consideration of the following: 1) education and the dynamics of NCB as a cooperative, 2) exploring necessary modifications and policy refinements, and 3) describing what the capital structure of NCB should be in the future. The members of the committee are James L. Burns, Jr., Joseph Cabral, Jackie Jenkins-Scott, Michael J. Mercer, Alfred A. Plamann (Chair), Stuart M. Saft and Sheila A. Smith.

                         ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF THE OFFICERS

         The following table sets forth the compensation during the last three fiscal years of NCB's Chief Executive Officer and its four other most highly compensated executive officers.

                                                                                   LONG-TERM
                                                                                   INCENTIVE        ALL OTHER
                                                     ANNUAL        COMPENSATION       PLAN         COMPENSATION
                                                     ------        ------------    ---------       ------------
    (a)                                 (b)           (c)              (d)            (e)              (f)
NAME AND PRINCIPAL POSITION            YEAR          SALARY           BONUS         PAYOUTS
---------------------------            ----          ------           -----         -------        ------------
Charles E. Snyder                      2000         $395,477        $168,000          $184,363         $21,060
President & CEO                        1999          335,855         121,600                            20,760
                                       1998          321,566         155,000                            20,800

Charles H. Hackman                     2000          214,918          86,827           112,613          21,060
Managing Director,                     1999          206,343          58,935                            20,760
Chief Credit Officer                   1998          199,822          66,115                            20,800

Richard L. Reed                        2000          188,231          74,375            89,701          21,060
Managing Director,                     1999          174,229          52,250                            20,679
Chief Financial Officer                1998          158,316          52,500                            20,340

Mark Hiltz                             2000          165,736          66,640            86,443          20,978
Managing Director,                     1999          158,017          45,240                            20,169
Chief Risk Officer                     1998          153,018          50,750                            19,488

Steven Brookner                        2000          178,835          68,170            31,673          13,993
Managing Director                      1999          154,941          33,000                            12,034

         * The "All Other Compensation" reported for 2000 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:

                                             RETIREMENT PLAN           MATCHING 401(K)           TERM INSURANCE
                                               CONTRIBUTION              CONTRIBUTION               PREMIUMS
                                               ------------              ------------               --------
  Mr. Snyder                                      $ 9,000                   $10,500                    $1,560
  Mr. Hackman                                       9,000                    10,500                     1,560
  Mr. Reed                                          9,000                    10,500                     1,560
  Mr. Hiltz                                         9,754                     9,754                     1,470
  Mr. Brookner                                     10,702                     1,784                     1,507

COMPENSATION OF THE BOARD

         Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 2000 to $500.77 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $7,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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

         The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 2000.

                                                             CLASS B STOCK                      CLASS C STOCK
                                                          -----------------------             -----------------------
                                                          NO. OF          PERCENT             NO. OF         PERCENT
NAME AND ADDRESSES OF SHAREHOLDERS                        SHARES         OF CLASS             SHARES         OF CLASS
----------------------------------                        ------         --------             ------         --------
The Co-operative Central Bank                              30,500.00        2.84%             28,603.14        12.99%
75 Park Plaza
Boston, MA  02116

Greenbelt Homes, Inc.                                      14,440.40        1.34%             29,505.23        13.40%
Hamilton Place
Greenbelt, MD  20770


Group Health, Inc. (1)                                     12,965.04        1.21%             14,249.60         6.47%
2829 University Avenue S.E.
Minneapolis, MN  55414

(1) Included in the above are 4,207.07 shares and 2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan which is affiliated with GHI.

         Because the Act restricts ownership of NCB's Class B and Class C stock to eligible cooperatives, NCB's officers and directors do not own any Class B or Class C stock, although cooperatives with which they are affiliated may own such stock.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         The following table sets forth information concerning certain transactions by which NCB and its subsidiaries have made loans or leases to organizations with which NCB directors or executive officers are affiliated. The first column lists the name of the director or executive officer who is related to the loan or lease recipient. The second column sets forth the name of the organization to which the loan or lease was made. (Loans labeled as "personal" were made to the named director or officer). The last three columns list loan balances and interest rates as of the specified dates. The text following the table further describes the nature of the transactions set forth in the table.

         The following loans and leases were made in the ordinary course of NCB's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of uncollectability or present other unfavorable features.

                                                                           LARGEST                             INTEREST
                                                                           BALANCE         BALANCE AS         RATE AS OF
NATIONAL COOPERATIVE BANK                                                  IN 2000        OF 12/31/00          12/31/00
-------------------------                                                  -------        -----------          --------
James L. Burns, Jr.           Co-op Central Bank                         $        0        $        0

Joseph Cabral                 Chatsworth Products                           198,817                 0               N/A
                              Chatsworth Products                         1,856,949         1,135,949             8.82%

Kirby J. Erickson             HealthPartners Obligated Group              3,008,280         3,008,280             8.50%
                              HealthPartners Obligated Group              2,474,532         2,177,417             8.10%

Alex N. Miller                Lexington Square                              345,609           345,609             8.50%
                              Lexington Square                               91,940            91,940             8.50%
                              The Columns at East Hill                      199,805           197,114             9.24%
                              1261 La Vista                               2,139,812         2,121,614             8.37%
                              Belvedere Point Inc.                          306,761           301,639             9.81%
                              Tanglewood Garden Coop                        843,750           833,052             9.69%

Alfred A. Plamann             Andronico's Market                          8,522,449         7,491,998             9.50%
                              K.V. Mart                                   4,559,907         3,888,129           various
                              K.V. Property                              15,545,779        12,676,656             8.41%
                              K.V. 99 (LLC)                               4,450,000         4,441,649            10.06%

                                                                         LARGEST                              INTEREST
                                                                         BALANCE          BALANCE AS         RATE AS OF
                                                                         IN 2000         OF 12/31/00          12/31/00
                                                                         -------         -----------          --------
Alfred A. Plamann             Pro & Sons                                $ 3,900,000       $ 3,828,571            10.06%
   (cont'd)                   Mollie Stone Market                         7,050,000         6,600,000             8.63%
                              Fiesta Properties                           1,650,000         1,616,529             9.19%
                              Jiva Solanski                                 150,000           150,000             9.19%
                              Green Frog Market                             597,094           495,029             9.88%
                              Jensen's Complete Shop                      1,331,548         1,180,952             9.25%
                              M&M Highland                                  297,776           284,176             9.26%
                              Major Market                                  106,138                 0               N/A
                              Northwest Supermarket                       3,307,065         2,747,408            10.50%
                              Sonoma Market                               2,288,419         2,288,419            10.38%
                              Yucaipa Trading                               253,351           194,178             9.50%
                              Grocers Cap Revolver                        2,825,000         2,825,000             8.50%
                              Grocers Cap Program                        14,496,328         5,640,180             7.56%
                              Peter O'Neal                                1,041,793         1,012,186             8.77%
                              IFOR                                          140,243           117,683             9.63%
                              United Resources Program                    9,874,221         4,553,004           various

Peter C. Young                Area Coop Education Services                1,300,000                 0               N/A

Thomas K. Zaucha              Hilltop Properties                          3,018,871         2,792,739           various
                              Greenwich Associates                       12,000,000        11,788,783             8.60%

Charles E. Snyder             National Cooperative
                                Business Association                         36,009            31,844             lease
                              National Cooperative
                                Business Association                        160,000                 0               N/A

NOMINEES FOR DIRECTORSHIP

Kenneth L. Hartung             4M, Inc./C&N Ent.                            487,167           466,303             9.00%
                               Best Mexican Foods                           227,234           192,234             9.57%
                               Dinsmoor Mini Mart                           624,064           578,231             9.63%
                               E.A.P. Management                             40,000             8,000             8.20%
                               Easter Food Systems                          253,750           221,667            10.13%
                               Holland Foods, Inc.                          907,500           817,500             9.38%
                               Holland Foods, Inc.                          809,930           720,764             9.38%
                               Kazi Foods, Inc.                           3,675,000         3,225,000             9.00%
                               Kazi of NJ                                   599,910           549,910             8.57%
                               Kazi HFP, LLC                                855,556           782,222             8.57%
                               KFC/Cerritos                                 195,833           147,500              9.02
                               KFC of Ecorse, Inc.                            3,875                 0               N/A
                               KFC of Lincoln Park                            3,250                 0               N/A
                               KFC of River Rouge                             2,500                 0               N/A
                               KFC of Southgate, Inc.                         3,750                 0               N/A
                               KFC of Wyandotte, Inc.                         3,750                 0               N/A

                                                                          LARGEST                              INTEREST
                                                                          BALANCE          BALANCE AS         RATE AS OF
                                                                          IN 2000         OF 12/31/00          12/31/00
                                                                          -------         -----------          --------
Kenneth L. Hartung             Quality Foods, Inc.                       $   84,378        $   44,378             9.57%
           Cont'd              Ross Point KFC, Inc.                         172,338           135,759            11.69%
                               Siegel Food Services                         256,610           179,537             9.32%
                               Toll Gate Foods, Inc.                        167,479           124,622             9.88%


Lynn M. Hoopingarger           The White House
                                 Owners Association                         161,959           146,985             9.38%

Dean Janeway                   AJS Supermarkets                           2,900,863         2,711,160             7.40%
                               AJS Supermarkets                             140,000           126,946             9.54%
                               Ammons Supermarket                         5,500,000         5,500,000             8.93%
                               Collins Family Market                      2,208,140         1,928,677             7.01%
                               Collins Family Market                      3,999,733         3,602,281             8.50%
                               Collins Family Market                        500,000                 0               N/A
                               Delaware Supermarkets                      1,848,300         1,664,600             9.58%
                               Delaware Supermarkets                         74,575                 0               N/A
                               Delsea Drive Supermarkets                  3,381,900         3,131,718             7.40%
                               Delsea Drive Supermarkets                  2,584,000         2,472,112             8.70%
                               Food Parade                                2,550,000         2,550,000             9.25%
                               Food Parade                                2,015,000                 0               N/A
                               Glazier Supermarkets,
                               Inc.                                       2,690,885                 0               N/A
                               Glazier Supermarkets,
                               Inc.                                         813,226                 0               N/A
                               Glazier Supermarkets,
                               Inc.                                         731,080                 0               N/A
                               Glazier Supermarkets                         813,346                 0               N/A
                               Kinsley's Market of Tannersville           2,000,000         1,857,143             9.50%
                               Racar, Inc.                                  718,750           604,166            10.00%
                               Racar, Inc.                                  425,000           362,500            10.00%
                               Racar, Inc.                                1,473,967           982,645            10.00%
                               Rafe, Inc.                                 8,500,000         7,933,333             9.13%
                               Sixty, Inc.                                5,500,000         5,133,333             9.13%
                               Zallie Supermarkets                        3,702,778         3,392,222             8.29%
                               Zallie Supermarkets                        2,533,333         2,186,667             8.29%

H. Jeffrey Leonard             GEF Management Corp.                         180,524            60,000             8.75%
                               GEF Management Corp.                       2,147,718         1,899,904             7.71%

NCB SAVINGS BANK, FSB

Sheila A. Smith                Personal                                     125,000           119,524             8.00%

         NCB has a $12.5 million committed line of credit facility and a $7.5 million bid line with The Co-operative Central Bank of which Mr. Burns was the President and Chief Executive Officer until his retirement in April 2000.

         NCB has two term loans outstanding to Chatsworth Products, Inc. of which Mr. Cabral is the President. The term loans were used for the purchase of machinery and equipment and were termed out after the initial draw periods.

         NCB has two outstanding commercial loans with HealthPartners Obligated Group (HPOG), which includes Group HealthPartners (GHI), HealthPartner/ Administrator, Inc. (HPAI), and Central Minnesota Group Health Plan, Inc. (CMGHP). HealthPartners, Inc. (HPI) is the parent company of HPOG. Mr. Erickson is Senior Executive, Corporate Project Management for HPI. These loans were used to fund a new healthcare center and refinance an existing term loan.

         NCB has outstanding loans to Belvedere Point, Inc., 1261 La Vista, The Columns at East Hill, Tanglewood Garden Coop. and two non-revolving lines to Lexington Square. Mr. Miller is the President of G & M Management Company which provides management services for these cooperatives. The purposes of these loans were to refinance acquisition, for construction loan and for capital improvements. These loans, with the exception of 1261 La Vista, have been sold and are not reflected on NCB's books.

         NCB has entered into agreements with Grocers Capital Company (GCC) and United Resources, Inc (URI), finance and subsidiaries of United Western Grocers
(UWG) of which Mr. Plamann is its President and Chief Executive officer, to purchase member loans originated by GCC and URI. NCB also provides a line of credit to GCC. In 2000, NCB agreed to modify its financing arrangements with GCC and URI. Finally, GCC and UWG provide guarantees on several loans to members of UWG, some of which have been sold and are not reflected on NCB's books.

         NCB has a $1.5 million line of credit with Area Cooperative Educational Services of which Mr. Young is the Executive Director. The line of credit is for working capital needs.

         NCB has two loans outstanding with Hilltop Properties. Hilltop Properties is a member of the National Grocers Association of which Mr. Zaucha is its President. The loans were used for a real estate refinancing, to purchase furniture, fixtures, equipment and inventory and to remodel a store. Also available is a $300 thousand line of credit for working capital needs. Additionally, NCB originated four loans with Greenwich Associates, a real estate company which leases property to D'Agostinos Markets, a chain grocery operation and member of the National Grocers Association. The loans were made to refinance the real estate whose primary tenants are the D'Agostinos markets. NCB has sold three of these commercial real estate loans in the secondary market, with one pending.

         NCB has lease financing to National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, is a Board Member. The lease financing is for business furniture and equipment. Also available is a $500 thousand working capital line of credit.

         Board nominee Kenneth L. Hartung is a Vice President of Unified FoodService Purchasing Co-op, LLC (previously named FoodService Purchasing Cooperative, Inc.). NCB also had started a member finance program whereby NCB provided financing to KFC retail members for store renovation, purchase of new stores and the purchase of equipment and inventory. UFSPC provided guarantees for these member loans. The remaining loans listed with respect to Mr. Hartung were made under this program.

         Board nominee Lynn M. Hoopingarner is the President of White House Owners Association. NCB has an outstanding real estate loan to the White House Owners which was used to finance capital improvements.

         Board nominee Dean Janeway is President and CEO of Wakefern Food Corp. Wakefern provides guarantees on loans made by NCB to its members. These loans were for store renovation, equipment, real estate, inventory, and working capital. Some of these loans have been sold into the capital markets.

         Board nominee H. Jeffrey Leonard is President of GEF Management Corporation. NCB has made an ESOP loan to GEF.

         In its normal course of business, NCB Savings Bank makes loans to employees and board members. NCB Savings Bank has issued a home mortgage loan to Sheila A. Smith.

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

         Financial Statements as of December 31, 1998, 1999, and 2000.

PAGE #

37            Report of Independent Public Accountants

38            Consolidated Balance Sheets

39            Consolidated Statements of Income

40            Consolidated Statements of Comprehensive Income

41            Consolidated Statements of Changes in Members' Equity

42-43         Consolidated Statements of Cash Flows

44-77         Notes to the Consolidated Financial Statements

(a)(2)        Not applicable

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

(a)(3) The following exhibits are filed as a part of this report.

EXHIBIT NO.
-----------
(a)           3.1          National Consumer Cooperative Bank Act, as amended through
                           1981

(c)           3.2          1989 Amendment to National Consumer Cooperative Bank Act

(d)           3.3          Bylaws of NCB

(f)           4.1          Election Rules of the NCB.  For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

( )           4.2          (No Exhibit)

(g)           4.3          Schedule Concerning Senior Note Agreements




(k)           4.4          Financing Agreement with U.S. Treasury

( )           4.5          (No Exhibit)

(m)           4.6          Master Shelf Agreement with Prudential Insurance Co. of
                           America et al.

(n)           4.7          Senior Note Agreement (Dec. 1995)

(r)           4.8          First Amendment Agreement to Master Shelf Agreement
                           with Prudential Insurance Co. of America

( )           4.9          (No Exhibit)

( )           4.10         (No Exhibit)

(o)           4.11         Form of Indenture for Debt Securities

(p)           4.12         Form of Fixed Rate Medium-term Note

(q)           4.13         Form of Floating Rate Medium-term Note

*(t)          10.1         Chief Executive Officer Incentive Plan

 (u)          10.2         Term Loan Agreement with Credit Suisse First Boston

*(h)          10.3         Deferred Compensation Agreement with Charles E. Snyder

*(e)          10.4         Severance Agreement with Charles E. Snyder

 (s)          10.5         Third Amended and Restated Loan Agreement with Fleet Bank as Agent

*(a)          10.6         Insurance Plan for NCB Executive Officers

 (b)          10.7         Subordination Agreement with Consumer Cooperative Development
                           Corporation (now NCB Development Corporation)

 (s)          10.8         Master Shelf Agreement with Prudential Insurance Co. of
                           America et al. (June 1997)

 ( )          10.11        (No Exhibit)

 (d)          10.12        Lease on Headquarters of NCB

*(t)          10.13        NCB Executive Long-Term Incentive Plan





*(f)          10.14        Employment Agreement with Marlon W. Pickles

 (v)          10.15        First Amendment to Third Amended and Restated Loan
                           Agreement with Fleet Bank as Agent

 ( )          10.16        (No Exhibit)

 ( )          10.17        (No Exhibit)

 (h)          10.18        Term Loan Agreement with Credit Suisse (Feb. 1997)

 (x)          10.19        Term Loan Agreement with Funding Corporation
                            and Credit Suisse First Boston (November 1998)

 ( )          10.20        (No Exhibit)

 (y)          10.21        Amendment No. 2 to Third Amended and Restated Loan Agreement
                           with Fleet Bank as Agent

 (y)          10.22        First Amendment to Term Loan Agreement with Greenwich Funding
                           Corporation and Credit Suisse First Boston

 (a1)         10.23        Note Purchase Agreement with Prudential Insurance Company of
                           America (Dec. 1999)

 (z)          10.24        First Amendment Agreement to Note Purchase Agreement with
                           First AUSA Life Insurance et. al (June 1999)

 ( )          10.25        (No Exhibit)

*(aa)         10.26        Incentive Plan for NCB Executive Officers

*(y)          10.27        Executive Long-Term Incentive Plan

 ( )          10.28        (No Exhibit)

 ( )          10.29        (No Exhibit)




(a2)          10.30        Amendment No. 3 to third Amended and Restated Loan Agreement with Fleet Bank as Agent

(i)           22.1         List of Subsidiaries and Affiliates of the NCB

(aa)          23.1         Consent of Arthur Andersen LLP

(i)           25.1         Power of Attorney by Joseph Cabral

(x)           25.2         Power of Attorney by Alex N. Miller

(t)           25.3         Power of Attorney by Kirby J. Erickson

( )           25.4         (No Exhibit)

(t)           25.5         Power of Attorney by Jackie Jenkins-Scott

(r)           25.6         Power of Attorney by James L. Burns, Jr.

(g)           25.7         Power of Attorney by Harry J. Bowie

(t)           25.8         Power of Attorney by Michael J. Mercer

(t)           25.9         Power of Attorney by Peter C. Young

(t)           25.10        Power of Attorney by Thomas K. Zaucha

(i)           25.11        Power of Attorney by Alfred A. Plamann

(i)           25.12        Power of Attorney by Stuart M. Saft

(i)           25.13        Power of Attorney by Sheila A. Smith

(x)           25.14        Power of Attorney by Eben Hopson, Jr.

(r)           25.15        Power of Attorney by Marilyn J. McQuaide

(aa)          99.1         Registrant's 2001 Election Materials

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

(n) Incorporated by reference to Exhibit 10.22 filed as part of the registrant's annual report on Form 10-K for the year ended December 31,1995 (File No. 2-99779).

(o) Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(p) Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

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

(x) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1998 (File No. 2-99779).

(y) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30,1999 (File No. 2-99779).

(z) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended September 30,1999 (File No. 2-99779).

(a1) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(a2) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30,2000 (File No. 2-99779).

(aa)     Filed herewith

(b) The Registrant did not file any report on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK

DATE: MARCH 30, 2001                  BY   /s/ CHARLES E. SNYDER
      --------------                       -------------------------------
                                           Charles E. Snyder
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

SIGNATURE                                               TITLE                                        DATE
---------                                               -----                                        ----
*/s/ JAMES L BURNS, JR.                                  Chairman of the Board and                    3/30/01
 -----------------------------                           Director
James L. Burns, Jr.

/s/ RICHARD L. REED                                      Managing Director,                           3/30/01
------------------------------                           (Principal Financial Officer)
Richard L. Reed

/s/ MARIETTA J. ORCINO                                   Vice President, Tax &                        3/30/01
------------------------------                           Regulatory Compliance
Marietta J. Orcino

/s/ LISA H. GRAMMER                                      Vice President, Principal                    3/30/01
------------------------------                           Accounting Office
Lisa H. Grammer

*/s/ HARRY J. BOWIE                                      Director                                     3/30/01
 -----------------------------
Harry J. Bowie

*/s/ JOSEPH  CABRAL                                      Director                                     3/30/01
 -----------------------------
Joseph Cabral

*/s/ KIRBY J. ERICKSON                                   Director                                     3/30/01
 -----------------------------
Kirby J. Erickson

*/s/ EBEN HOPSON, JR.                                    Director                                     3/30/01
 -----------------------------
Eben Hopson, Jr.

*/s/ JACKIE JENKINS-SCOTT                                Director                                     3/30/01
 -----------------------------
Jackie Jenkins-Scott


SIGNATURE                                               TITLE                                        DATE
---------                                               -----                                        ----

*/s/ MARILYN J. McQUIADE                                 Director                                     3/30/01
 -----------------------------
Marilyn J. McQuiade

*/s/ MICHAEL J. MERCER                                   Director                                     3/30/01
 -----------------------------
Michael J. Mercer

*/s/ ALEX N. MILLER                                      Director                                     3/30/01
 -----------------------------
Alex N. Miller

*/s/ ALFRED A. PLAMANN                                   Director                                     3/30/01
 ------------------------------
Alfred A. Plamann

*/s/ STUART M. SAFT                                      Director                                     3/30/01
 -----------------------------
Stuart M. Saft

*/s/ SHEILA A. SMITH                                     Director                                     3/30/01
 -----------------------------
Sheila A. Smith

*/s/ PETER C. YOUNG                                      Director                                     3/30/01
 -----------------------------
Peter C. Young

*/s/ THOMAS K. ZAUCHA                                    Director                                     3/30/01
------------------------------
Thomas K. Zaucha



* By /s/ RICHARD L. REED
    -----------------------------
    Richard L. Reed
    (Attorney-in-Fact)

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
               PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS
     WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


       With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 2000 annual meeting. The registrant has not yet distributed the 2000 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.


                                INDEX TO EXHIBITS

EXHIBIT NO.        DESCRIPTION
-----------        -----------
10.26              Incentive Plan for NCB Executive Officers

23.1               Consent of Arthur Andersen LLP

99.1               Registrant's 2001 Election Materials
