Form 10-Q
period 2001-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2001-05-15
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001 Commission file number 2-99779
                     ---------------                        -------

                       National Consumer Cooperative Bank
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

   United States of America
(12 U.S.C. Section 3001 et seq.)                            52-1157795
--------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


             1725 Eye Street, NW, Suite 600, Washington, D.C. 20006
             ------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (202) 336-7700
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No    .
                                       ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at March 31, 2001
                                                     -----------------------------
     Class C                                                         220,180
------------------
(Common stock, $100.00 par value)

     Class B                                                       1,074,401
------------------
(Common stock, $100.00 par value)

     Class D                                                               3
------------------
(Common stock, $100.00 par value)

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX
                                      -----

PART I          FINANCIAL INFORMATION
                                                                             PAGE NO.
                                                                             --------
Item 1            Consolidated balance sheets - March 31,
                  2001 (unaudited) and December 31, 2000.....                   3

                  Consolidated statements of income - for
                  the three months ended March 31, 2001
                  (unaudited) and 2000 ......................                   4

                  Consolidated statements of comprehensive
                  income - for the three months ended
                  March 31, 2001 (unaudited) and 2000........                   5

                  Consolidated statements of cash flows -
                  for the three months ended
                  March 31, 2001 (unaudited) and 2000........                 6-7

                  Condensed notes to the consolidated
                  financial statements - March 31,
                  2001 (unaudited)...........................                8-16

Item 2            Management's discussion and analysis
                  of financial condition and results of
                  operations - for the three  months
                  ended March 31, 2001 and 2000..............               17-23

Item 3            Quantitative and qualitative disclosures
                  about market risk..........................                  23

PART II OTHER INFORMATION

Item 4            Submission of Matters to a Vote of
                  Security Holders.......................                      23

Item 6            Exhibit                                                      24

                  Exhibit 13 - 2000 Annual Report

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000


                                                                  March 31,                 December 31,
                                                                    2001                        2000
                                                                 (Unaudited)
                                                               --------------              --------------
ASSETS
Cash and cash equivalents                                      $   31,050,739              $   36,494,978
Restricted cash                                                     3,835,107                   3,875,549
Investment securities
     Available-for-sale                                            43,754,436                  44,505,034
     Held-to-maturity                                               2,923,694                   2,923,694

Loans held for sale                                                98,509,700                  99,077,161
Loans and lease financing                                         882,431,581                 879,459,566
    Less: Allowance for loan losses                               (21,576,163)                (21,260,284)
                                                               --------------              --------------
    Net loans held for sale and
      loans and lease financing                                   959,365,118                 957,276,443

Other assets                                                       44,738,538                  41,410,785
                                                               --------------              --------------

     Total assets                                              $1,085,667,632              $1,086,486,483
                                                               ==============              ==============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                                       $  146,669,049              $  148,960,621
Patronage dividends payable in cash                                 4,573,018                   3,330,296
Other liabilities                                                  22,985,563                  37,313,873
Borrowings
     Short-term                                                   305,932,163                 269,579,985
     Long-term
       Current                                                    165,236,810                 147,991,796
       Non-current                                                102,085,034                 143,834,724

     Subordinated debt                                            182,032,493                 182,022,471
                                                               --------------              --------------

     Total borrowings                                             755,286,500                 743,428,976
                                                               --------------              --------------

     Total liabilities                                            929,514,130                 933,033,766
                                                               --------------              --------------

MEMBERS' EQUITY
Common stock
     Class B                                                      107,440,170                 107,440,170
     Class C                                                       22,017,993                  22,017,993
     Class D                                                              300                         300
Retained earnings
     Allocated                                                      6,946,615                   5,433,641
     Unallocated                                                   17,480,648                  16,804,590
Accumulated other comprehensive
    income                                                          2,267,776                   1,756,023
                                                               --------------              --------------

     Total members' equity                                        156,153,502                 153,452,717
                                                               --------------              --------------

     Total liabilities and members' equity                     $1,085,667,632              $1,086,486,483
                                                               ==============              ==============

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

For the three months ended March 31,                                    2001                       2000
                                                                     -----------               -----------
Interest income
     Loans and lease financing                                       $21,278,947               $20,581,080
     Investment securities                                             1,003,075                 1,241,412
                                                                     -----------               -----------

       Total interest income                                          22,282,022                21,822,492
                                                                     -----------               -----------

Interest expense
     Deposits                                                          1,913,924                 1,458,326
     Short-term borrowings                                             4,492,631                 4,705,757
     Long-term debt, other borrowings
       and subordinated debt                                           7,884,312                 8,113,922
                                                                     -----------               -----------

       Total interest expense                                         14,290,867                14,278,005
                                                                     -----------               -----------

       Net interest income                                             7,991,155                 7,544,487

Provision for loan losses                                                750,000                    12,500
                                                                    ------------                ----------

       Net interest income after
        provision for loan losses                                      7,241,155                 7,531,987
                                                                     -----------               -----------

Non-interest income
     Gain (loss) on sale of loans                                      2,081,986                    (4,069)
     Loan and deposit servicing fees                                     798,168                   811,933
     Other                                                             2,586,022                 1,675,458
                                                                   -------------               -----------

       Total non-interest income                                       5,466,176                 2,483,322
                                                                     -----------               -----------

Non-interest expense
     Compensation and employee benefits                                4,783,413                 4,253,232
     Contractual services                                              2,094,096                 2,112,618
     Occupancy and equipment                                           1,289,963                 1,241,590
     Other                                                               679,936                   529,795
                                                                     -----------               -----------

       Total non-interest expense                                      8,847,408                 8,137,235
                                                                     -----------               -----------

Net income before income taxes                                         3,859,924                 1,878,074

Provision for income taxes                                               437,588                   378,264
                                                                     -----------               -----------

       Net income                                                    $ 3,422,336               $ 1,499,810
                                                                     ===========               ===========

Distribution of net income
     Patronage dividends                                             $ 3,422,336               $ 1,499,810
     Retained earnings                                                         -                         -
                                                                     -----------               -----------
                                                                     $ 3,422,336               $ 1,499,810
                                                                     ===========               ===========

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

For the three months ended March 31,                                          2001                      2000
                                                                            ----------                ----------
Net income                                                                  $3,422,336                $1,499,810
Other comprehensive income:
     Net unrealized holding
       gain before tax                                                         511,753                   533,624
                                                                            ----------                ----------

Comprehensive income                                                        $3,934,089                $2,033,434
                                                                            ==========                ==========

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the three months ended March 31,                                 2001                       2000
                                                                ------------                -------------
Cash flows from operating activities
Net income                                                      $  3,422,336                $   1,499,810
Adjustments to reconcile net income to net cash
   used in operating activities
     Provision for loan losses                                       750,000                       12,500
     Depreciation and amortization                                 1,500,571                    1,688,537
     (Gain) loss on sale of loans                                 (2,081,986)                       4,069
     Loans originated for sale                                   (78,075,012)                 (39,968,174)
     Proceeds from sale of loans held for sale                    83,569,572                    3,592,351
     Increase in other assets                                     (4,647,990)                    (553,308)
     (Decrease) increase in other liabilities                    (12,467,030)                  11,850,095
                                                               -------------                -------------
Net cash used in operating activities                            ( 8,029,539)                 (21,874,120)
                                                               -------------                -------------

Cash flows from investing activities
     Redemption of restricted cash                                    40,442                            -
     Purchase of investment securities
       Available-for-sale                                         (3,515,336)                    (650,000)
     Proceeds from maturities of investment
      securities
       Available-for-sale                                          3,787,728                    2,055,341
     Net increase in loans and lease financing                    (2,963,981)                 (79,713,118)
     Proceeds from sale of portfolio loans                                 -                    7,950,098
     Purchases of premises and equipment                            (490,826)                     (51,925)
                                                                ------------                -------------
Net cash used in investing activities                             (3,141,973)                 (70,409,604)
                                                                 -----------                -------------

Cash flows from financing activities
     Net (decrease) increase in deposits                          (2,291,572)                   8,195,558
     Net increase in short-term
      borrowings                                                  36,352,178                  126,516,701
     Repayment on long-term debt                                 (28,333,333)                 (32,000,000)
                                                                ------------                -------------
Net cash provided by financing activities                          5,727,273                  102,712,259
                                                                ------------                -------------

(Decrease) increase in cash and cash equivalents                  (5,444,239)                  10,428,535

Cash and cash equivalents, beginning of year                      36,494,978                   29,910,037
                                                                ------------                -------------
Cash and cash equivalents, end of period                        $ 31,050,739                $  40,338,572
                                                                ============                =============

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Supplemental schedule of investing and financing activities:

For the three months ended March 31,                                            2001                    2000
                                                                             -----------             -----------
Unrealized gain on investment
 available-for-sale                                                          $   511,753             $   533,624

Interest paid                                                                $12,953,055             $11,667,706

Income taxes paid                                                            $     2,560             $       970

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

       Certain prior year amounts have been reclassified to conform to the 2001 presentation.

1.  Cash, Cash Equivalents and Investment Securities

     As of March 31, 2001, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of 669 days with interest rates in those portfolios varying from 5.00% to 8.125%.

                                              Cash and                    Investments          Investments
                                                Cash                      Available-             Held-to-
                                             Equivalents                   For-Sale              Maturity
                                             -----------                  ----------           -----------
     Cash                                    $ 5,649,591                 $         -            $        -
     Federal funds                            10,847,616                           -                     -
     Money market securities                  14,203,532                     796,432                     -
     Private debt security                             -                           -               792,931
     Mutual funds                                      -                   1,643,184                     -
     Certificates of deposits                    350,000                           -                     -
     Mortgage-backed
      securities                                       -                           -             2,130,763
     Corporate bonds                                   -                   8,944,142                     -
     U.S. Treasury and Agency
       obligations                                     -                  15,514,123                     -
     Interest-only receivables                         -                  16,856,555                     -
                                             -----------                 -----------            ----------
                                             $31,050,739                 $43,754,436            $2,923,694
                                             ===========                 ===========            ==========

     As of December 31, 2000, NCB's portfolios of investment securities, cash and cash equivalents were comprised of the following:

                                               Cash and                 Investments             Investments
                                                 Cash                   Available-               Held-to-
                                              Equivalents                for-Sale                Maturity
                                              -----------               -----------             -----------
     Cash                                      $ 3,344,711              $         -             $        -
     Federal funds                              19,636,506                        -                      -
     Money market securities                    13,163,761                1,273,601                      -
     Private debt security                               -                        -                792,931
     Mutual funds                                        -                1,115,860                      -
     Certificates of deposit                       350,000                        -                      -
     Mortgage-backed
      securities                                         -                        -              2,130,763
     Corporate bonds                                     -                2,148,400                      -
     U.S. Treasury and Agency
       obligations                                       -               22,302,795                      -
     Interest-only receivables                           -               17,664,378                      -
                                                ----------              -----------             ----------
                                               $36,494,978              $44,505,034             $2,923,694
                                               ===========              ===========             ==========

   At March 31, 2001 and December 31, 2000, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

     Restricted cash of $3,835,107 and $3,875,549 at March 31, 2001 and December 31, 2000, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At March 31, 2001 and December 31, 2000, the combined remaining balances of 1992 and 1993 loans totaled $27,834,877 and $33,284,777, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category, were as follows:

                                                    MARCH 31, 2001              DECEMBER 31, 2000
                                                    --------------              -----------------
         Commercial loans                            $510,049,265                  $519,725,819
         Lease financing                               75,325,955                    83,562,445
         Real estate loans
           Residential                                390,896,681                   370,510,903
           Commercial                                   4,669,380                     4,737,560
                                                     ------------                  ------------
                                                     $980,941,281                  $978,536,727
                                                     ============                  ============

     At March 31, 2001 and December 31, 2000, loans held for resale were $98.5 million and $99.1 million, respectively.

3.   Impaired Assets

     Impaired loans, representing non-accrual loans at March 31, 2001 and December 31, 2000, totaled $3,346,858 and $2,570,135, respectively, and averaged $2,886,508 and $1,180,000 during the respective periods ending on these dates. Specific allowances of $1,547,727 and $1,185,960 were established at March 31, 2001 and December 31, 2000, respectively. During the first quarters of 2001 and 2000, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At March 31, 2001 and December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At March 31, 2001 and December 31, 2000, there was no real estate owned property.

4.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 2001:

     Balance at January 1, 2001                                        $21,260,284
     Provision for loan losses                                             750,000
     Charge-offs                                                          (481,125)
     Recoveries of loans previously
       charged-off                                                          47,004
                                                                       -----------
     Balance at March 31, 2001                                         $21,576,163
                                                                       ===========

     The allowance for loan losses as a percentage of average loans and lease financing and loans held for sale at March 31, 2001 and December 31, 2000 was 2.20%.

5.   Statement of Changes in Members' Equity

     The following is a summary of the activity in members' equity for the three months ended March 31, 2001:

                                                                 Retained          Retained                             Total
                                                Common           Earnings          Earnings         Unrealized         Members'
                                                 Stock           Allocated        Unallocated          Gain             Equity
                                             ------------       -----------       ------------      ----------       ------------
Balance, December 31, 2000                   $129,458,463        $5,433,641        $16,804,590      $1,756,023       $153,452,717
Net income                                              -                 -          3,422,336               -          3,422,336
Adjustments to dividends
     paid                                               -                 -             9,418                -              9,418
2001 patronage dividends
     To be distributed in cash                          -                 -         (1,242,722)              -         (1,242,722)
     Retained in form of equity                         -         1,512,974         (1,512,974)              -                  -
Unrealized gain on investment
     securities available-for-
     sale                                               -                 -                  -         511,753            511,753
                                             ------------       -----------       ------------      ----------       ------------
Balance, March 31, 2001                      $129,458,463        $6,946,615        $17,480,648      $2,267,776       $156,153,502
                                             ============       ===========       ============      ==========       ============

6. Segment Reporting

    NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: commercial lending, real estate lending, warehouse lending, NCB Savings Bank and other. The commercial lending segment provides financial services to cooperative and member-owned businesses. The real estate lending segment originates and services real estate loans nationally, with a concentration in New York City. The warehouse lending segment originates real estate and commercial loans for sale in the secondary market. The NCB Savings Bank segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. "Other" consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

    NCB evaluates segment performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the most recent annual report. Overhead and support expenses are allocated to each operating segment based on number of employees and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.

      The following is the segment reporting for the three months ended March 31, 2001 and March 31, 2000 (dollars in thousands):

            2001                     Commercial    Real Estate   Warehouse                              NCB
                                       Lending       Lending      Lending      NCBSB      Other    Consolidated
                                     --------     --------      --------     --------   --------   ----------
  Net interest income
    Interest income                  $ 13,037     $  3,671      $  1,964     $  3,097   $    514
    Allocated interest expense          9,213        2,614         1,251         -       (13,078)
    Interest expense                     -            -              -          1,918     12,374
                                     --------     --------      --------     --------   --------
  Net interest income                   3,824        1,057           713        1,179      1,218   $    7,991

  Provision (credit) for loan
    losses                               (433)          98           -            -        1,085          750

  Non-interest income-external            993        1,234         1,965          400        874        5,460

  Non-interest expense
    Direct expense                      1,724          972           306          626      5,219        8,847
    Overhead and support                  348          236            68          293       (945)          -
                                     --------     --------      --------     --------   --------   ----------
  Total non-interest expense            2,072        1,208           374          919      4,274        8,847
                                     --------     --------      --------     --------   --------   ----------

  Income (loss) before taxes         $  3,178     $    985      $  2,304     $    660   $ (3,273)  $    3,860
                                     ========     ========      ========     ========   =========  ==========

  Total average assets               $537,889     $176,225      $ 77,961     $154,287   $124,675   $1,071,037
                                     ========     ========      ========     ========   ========   ==========


             2000                    Commercial  Real Estate   Warehouse                              NCB
                                       Lending     Leading      Lending        NCBSB      Other    Consolidated
                                     ---------    ---------    --------      --------   --------   ------------
  Net interest income
    Interest income                  $ 11,423     $  3,086     $  3,483      $  2,933   $    898
    Allocated interest expense          8,873        2,168        2,293          -       (13,334)
    Interest expense                     -            -             -           1,703     12,575
                                     ---------    ---------    --------      --------   --------
  Net interest income                   2,550          918        1,190         1,230      1,657   $    7,545

  Provision (credit) for loan
    losses                               (829)          70          -              13        899           13

  Non-interest income-external            657          411          241           226        948        2,483

  Non-interest expense
    Direct expense                      1,219          941          211           554      5,212        8,137
    Overhead and support                  287          210           42           274       (813)         -
                                     ---------    ---------    --------      --------   --------   ----------

  Total non-interest expense            1,506        1,151          253           828      4,399        8,137
                                     ---------    ---------    --------      --------   --------   ----------

  Income (loss) before taxes         $ (4,248)    $    108     $  1,178      $    615   $  4,225   $    1,878
                                     ==========   =========    ========      ========   ========   ==========

  Total average assets               $543,059     $148,810     $147,327      $158,034   $ 88,067   $1,085,297
                                     ========     ========     ========      ========   ========   ==========

7. Accounting for Derivatives

Adoption of FAS 133

         NCB adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133", as of January 1, 2001. On that date, NCB recorded a cumulative effect adjustment of $1.7 million gain to recognize the fair value of interest rate swaps with an offsetting cumulative effect of $1.7 million loss to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates. Additionally, NCB recorded a cumulative effect adjustment of $4.5 million loss to recognize derivatives at fair value and a cumulative effect adjustment of $4.6 million gain to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates. The net of these amounts was recorded in Other Non-Interest Income.

         NCB uses interest rate swaps to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate swaps are accounted for as derivatives and therefore recorded at fair value through income. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge on the loan.

Derivative Instruments and Hedging

         NCB maintains a risk management strategy that includes the use of derivative instruments to reduce unplanned earnings fluctuations caused by interest rate volatility. Use of derivative instruments is a component of NCB's overall risk management strategy in accordance with a formal policy that is monitored by management, which has delegated authority over the interest rate risk management function.

         The derivative instruments utilized include interest rate swaps, and futures contracts. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices.

         NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owner owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.

         Market risk is the adverse effect that a change in interest rates or comparative currency values has on the fair value of a financial instrument or expected cash flows. NCB manages the market risk associated with the interest rate hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Compliance with this policy is monitored by management and reported to the Board of Directors.

Accounting for Derivatives

         All derivatives are recognized on the Balance Sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If it does, NCB designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or (2) a hedge of actual or forecasted cash flows.

         When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated fair value or cash flow hedges to specific assets and liabilities on the Balance Sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

         NCB discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.

         When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the Balance Sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, NCB will continue to carry the derivative on the Balance Sheet at its fair value and any gains or losses accumulated in Other Non-Interest Income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in income.

Fair-Value Hedges

         NCB enters into interest rate swaps and future contracts to hedge against changes in the fair value of fixed rate loans and debt due to changes in benchmark interest rates.

         For the quarter ending March 31, 2001, NCB recognized a net loss of $166 thousand for the ineffective portion of all fair value hedges. This amount is included in Other Non-interest Income in the Statement of Income.

8. New Accounting Standards

         In July 2000, Emerging Issues Task Force (EITF) No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" was issued. This statement addresses the recognition of income when assumptions are changed which relate to expected future cash flows of assets with calculated income yields. The changes in income yields primarily relate to prepayments, which adjust the initial yield. NCB currently recognizes prepayments as a catch-up adjustment within the same period. NCB does not believe that the statement will have material impact on its results of operations based on previous experience with these types of adjustments. EITF No. 99-20 will become effective starting April 1, 2001.

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


SUMMARY

         NCB's net income for the three months ended March 31, 2001 was $3.4 million. This was an increase of $1.9 million over the $1.5 million for the three months ended March 31, 2000. The variance resulted from an increase in gain on sale of loans and commercial loan fees of $2.1 million and $1.1 million, respectively. The variance was partially offset by increases to provision for loan losses and non-interest expenses of $740 thousand and $710 thousand, respectively.

         Total assets were $1.086 billion at March 31, 2001, down $819 thousand from December 31, 2000. This resulted primarily from a decrease in cash and cash equivalents of $5.4 million related to a decrease in overnight investments and federal funds sold which was offset by increases in net loans and other assets of $2.1 million and $3.3 million, respectively.

         The annualized return on average total assets was 1.28% for the first three months of 2001 compared with .55% for the same period in 2000. The annualized return on average equity for the period ended March 31, 2001 and March 31, 2000 was 8.79% and 4.05%, respectively.

NET INTEREST INCOME

         Net interest income for the first three months of 2001 increased $447 thousand or 5.9% over the same period of 2000.

         For the three months ended March 31, 2001, total interest income increased 2.1% or $460 thousand from the prior year's first quarter to $22.3 million. The majority of the increase was due to growth and higher yield on commercial loan and lease portfolios.

         Interest expense increased only $13 thousand over the same period as last year. The small variance is a result of decreasing interests rates for short-term facilities, such as deposits, short-term debt and revolving lines. Interest expense related to deposits, revolving lines, and short-term borrowings increased $1.3 million from 2000; interest expense on commercial paper and long-term borrowing decreased by $1.3 million from 2000.

         See Table 1 for detailed information on the increases and decreases in interest income and interest expense.

         As shown in Table 1, the net interest spread increased 36 basis points to 2.06% from 1.70% for the three months ended March 31, 2000. The net interest yield on earning assets was 3.04% and 2.78% for the three months ended March 31, 2001 and March 31, 2000, respectively.

NON-INTEREST INCOME

     Non-interest income for the three months ended March 31, 2001 of $5.5 million increased $3.0 million from $2.5 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees, advisory and debt placement fees and other income. The majority of the increase resulted from gains on loans sold and $535 thousand received as a prepayment penalty. Loans sold in the first quarter of 2001 were $84.8 million compared to $11.7 million in the first quarter of 2000.

     Servicing fee income for the quarter ended March 31, 2001 was $798 thousand, which was $14 thousand below the quarter ended March 31, 2000. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.30 billion and $2.0 billion, at March 31, 2001 and March 31, 2000, respectively.

     Other income for the quarter ended March 31, 2001, was up 54% or $911 thousand to $2.6 million from $1.7 million for the quarter ended March 31, 2000 due primarily to increases in excess yield and the prepayment penalty received.

NON-INTEREST EXPENSE

     Non-interest expense for the three months ended March 31, 2001 increased 8.7% or $710 thousand to $8.8 million compared with $8.1 million for the three months ended March 31, 2000. Compensation and employee benefits, which remains the single largest component of non-interest expense, increased 12.5% or $530 thousand due to a higher employee base and salary increases. Compensation and employee benefits accounted for 54.1% and 52.3% of non-interest expense for the three months ended March 31, 2001 and March 31, 2000, respectively.

     Non-interest expense as a percentage of average assets was 3.3% and 3.0% for the three months ended March 31, 2001 and March 31, 2000, respectively.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                  Three Months Ended March 31,
                                                            2001                                2000
                                             --------------------------------------------------------------------
ASSETS                                         Average     Income/    Yields/      Average     Income/    Yields/
                                               Balance     Expenses   Rates        Balance     Expenses   Rates
                                             ----------    -------    -------    -----------   --------  --------
Interest earning assets
  Real estate loans                          $  378,017    $ 8,091    8.56%       $  442,086   $ 8,636     7.81%
  Commercial loans
   and leases                                   601,325     13,188    8.77%          563,528    11,945     8.48%
                                             ----------    -------                ----------   -------

  Total loans and
   leases                                       979,342     21,279    8.69%        1,005,614    20,581     8.19%

  Investment securities
   and cash equivalents                          70,758      1,003    5.67%           78,663     1,241     6.31%
                                             ----------    -------                ----------   -------

   Total interest earning
    assets                                    1,050,100     22,282    8.49%        1,084,277    21,822     8.05%
                                             ----------    -------                ----------   -------

Allowance for loan
 losses                                         (21,587)                             (18,694)

Non-interest earning assets
  Cash                                            5,650                                2,912
  Other assets                                   37,095                               16,802
                                             ----------                           ----------

  Total non-interest
   earning assets                                42,745                               19,714
                                             ----------                           ----------

  Total assets                               $1,071,258                           $1,085,297
                                             ==========                           ==========

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                          $  182,230    $  2,628   5.77%       $  182,610   $ 2,646     5.80%
  Notes payable                                 561,627       9,749   6.94%          590,111    10,173     6.90%
  Deposits                                      144,846       1,914   5.29%          126,889     1,459     4.60%
                                             ----------    --------               ----------   -------

  Total interest bearing
   liabilities                                  888,703      14,291   6.43%          899,610    14,278     6.35%
                                                           --------                            -------

Other liabilities                                26,864                               37,540
Members' equity                                 155,691                              148,147
                                             ----------                           ----------

 Total liabilities and
  members' equity                            $1,071,258                           $1,085,297
                                             ==========                           ==========

Net interest earning assets                  $  161,397                          $  184,667

Net interest revenues and spread                            $ 7,991   2.06%                    $ 7,544     1.70%

Net yield on interest earning assets                                  3.04%                                2.78%

PROVISION FOR INCOME TAXES

         The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and the reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the three months ended March 31, 2001 was $438 thousand compared with the prior year's provision of $378 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

         Cash, cash equivalents and investment securities totaling $77.7 million at March 31, 2001 decreased $6.2 million or 7.4% from $83.9 million at year-end 2000 primarily due to funding of loans and leases. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.7% at March 31, 2001 from 8.2 % at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses at March 31, 2001 was $21.6 million, up slightly by 1.5% from December 31, 2000. The allowance during the period was impacted by loans charged-off of $481.1 thousand, recoveries of loans previously charged-off of $47 thousand and the provision of $750 thousand. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was .3% for the quarter ended March 31, 2001 and less than .1% for the quarter ended March 31, 2000.

         The loan loss allowance as a percentage of average loans and leases remained 2.2% at March 31, 2001 and at December 31, 2000. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

         As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 30.2% from $2.6 million at December 31, 2000 to $3.3 million at March 31, 2001. Impaired assets as a percentage of loans and leases outstanding plus real estate owned was .34% at March 31, 2001 compared with .26% at year-end 2000. The allowance for loan losses as a percentage of impaired assets decreased to 645% at March 31, 2001 from 827% at December 31, 2000.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 2001 compared to 2000

                                                                   Increase (decrease) due to change in:
                                                                   -------------------------------------
                                                                 Average             Average
                                                                 Volume*             Yield          Net**
                                                                 -------             -----          -----
Interest Income

Cash equivalents and
 investment securities                                           $ (118)             $  (120)       $ (238)
Commercial loans and leases                                         819                  424         1,243
Real estate loans                                                (1,324)                 779          (545)
                                                                 ------              -------        ------

 Total interest income                                             (623)               1,083           460
                                                                 -------             -------        ------

Interest expense

Deposits                                                            221                  234           455
Notes payable                                                      (186)                (238)         (424)
Subordinated debt                                                    (6)                 (12)          (18)
                                                                 -------             --------       ------

 Total interest expense                                              29                  (16)           13
                                                                 -------             --------       ------

Net interest income                                              $ (652)             $ 1,099        $  447
                                                                 =======             =======        ======

*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

INTEREST BEARING LIABILITIES

Interest Bearing Liabilities
(dollars in thousands)

                                                   3/31/01                12/31/00               % CHANGE
                                                  --------                --------               --------
Deposits                                          $146,669                $148,961                  (1.5%)
Short-term debt                                    305,932                 269,580                  13.5%
Long-term debt                                     267,322                 291,827                  (8.4%)
Subordinated debt                                  182,032                 182,022                   0.0%
                                                  --------                --------

   Total                                          $901,955                $892,390                   1.1%
                                                  ========                ========


         Interest bearing liabilities increased $9.6 million to $902 million at March 31, 2001 from $892.4 million at December 31, 2000.

         For the first three months of 2001, deposits at NCB Saving Bank, FSB (NCBSB) declined 1.5% to $146.7 million compared with $149 million at December 31, 2000. The decrease was attributable to maturity of the certificates of deposit held by local and national depositors. Average maturity of the certificates of deposits is 14.6 months. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities - 16.3% and 16.7% at March 31, 2001 and December 31, 2000, respectively.

         At March 31, 2001, total short-term and long-term borrowings (including subordinated debt) increased 1.6% or $11.9 million to $755.3 million in comparison to prior year-end 2000 of $743.4 million. Proceeds from the borrowings were used to fund growth in loans and leases. At March 31, 2001 and December 31, 2000, NCBSB had advances of zero and $5 million, respectively, from the Federal Home Loan Bank. At March 31, 2001, included in the short-term borrowings were revolving lines of credit of $152.5 million; commercial paper with a face value of $118.4 million and $35.5 million in borrowings from a related entity and cooperative customers. At December 31, 2000, included in the short-term borrowings were revolving lines of credit of $132.5 million; commercial paper with a face value of $108.3 million and $24.2 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 8.4% from year-end 2000 due to a maturity of $28.3 million under the long-term facilities which was offset by a FAS 133 valuation of $3.8 million. At March 31, 2001, there was unused capacity under the short-term and long-term facilities of approximately $111.2 million and $312.5 million, respectively. At December 31, 2000, unused capacity under the short-term and long-term facilities was $152.5 million and $312.5 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

                                 March 31,         Dec. 31,        Sept. 30,         June 30,        March 31,
                                   2001              2000            2000              2000            2000
                                 --------          -------         --------          -------         ----------
Real estate owned                $    0            $    0          $   14            $  125          $2,687

Non-accruing                      3,347             2,570             504               707             795
                                 ------            ------          ------            ------          ------

                                 $3,347            $2,570          $  518            $  832          $3,482
                                 ======            ======          ======            ======          ======



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in NCB's market risk profile occurred from December 31, 2000 to March 31, 2001.


Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         NCB held its annual meeting on April 26, 2001. Shareholders previously elected the following persons to serve as directors:

         Lynn Marie Hoopingarner
         Dean Janeway
         Stephanie McHenry-Lucky

         The following directors continued in office after this meeting:

         James L. Burns, Jr.
         Harry J. Bowie
         Kirby J. Erickson
         Eben Hopson, Jr.
         Jackie Jenkins-Scott
         Marilyn J. McQuiade
         Michael J. Mercer
         Stuart M. Saft
         Shiela A. Smith
         Peter C. Young
         Thomas K. Zaucha

ITEM 6.  EXHIBIT

(a).     The following exhibit is filed as part of this report:

         Exhibit 13 - 2000 Annual Report







                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                       NATIONAL CONSUMER COOPERATIVE BANK

Date: May 15, 2001


                                           By: /s/Richard L. Reed,
                                               Managing Director,
                                               Chief Financial Officer



                                           By: /s/Marietta J. Orcino
                                               Vice President, Tax &
                                               Regulatory Compliance