Form 10-Q
period 2001-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2001-08-14
CIK 356801

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Commission file number 2-99779

National Consumer Cooperative Bank
(Exact name of registrant as specified in its charter)

United States of America (12 U.S.C. Section 3001 et seq.)	52-1157795

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Eye Street, NW, Suite 600, Washington D.C. 20006

(Address of principal executive offices)

(202)336-7700

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2001

Class C	220,115

(Common stock, $100.00 par value)

Class B	1,073,383

(Common stock, $100.00 par value)

Class D	3

(Common stock, $100.00 par value)

National Consumer Cooperative Bank
(doing business as National Cooperative Bank)
and Subsidiaries

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(Unaudited)

	June 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$51,958,977	$36,494,978
Restricted cash	3,835,107	3,875,549
Investment securities
Available-for-sale	42,656,595	44,505,034
Held-to-maturity	2,923,694	2,923,694

Loans held for sale	115,137,732	99,077,161
Loans and lease financing	896,721,042	879,459,566
Less: Allowance for loan losses	(21,899,714)	(21,260,284)

Net loans held for sale and oans and lease financing	989,959,060	957,276,443

Other assets	49,428,968	41,410,785

Total assets	$1,140,762,401	$1,086,486,483

Liabilities and Members’ Equity
Liabilities
Deposits	$177,036,394	$148,960,621
Patronage dividends payable in cash	5,910,234	3,330,296
Other liabilities	19,592,651	37,313,873
Borrowings
Short-term	314,258,517	269,579,985
Long-term
Current	123,333,333	147,991,796
Non-current	160,586,107	143,834,724

Subordinated debt	182,042,612	182,022,471

Total borrowings	780,220,569	743,428,976

Total liabilities	982,759,848	933,033,766

Members’ equity
Common stock
Class B	107,338,280	107,440,170
Class C	22,011,521	22,017,993
Class D	300	300
Retained earnings
Allocated	8,579,393	5,433,641
Unallocated	18,205,681	16,804,590

Accumulated other comprehensive income	1,867,378	1,756,023

Total members’ equity	158,002,553	153,452,717

Total liabilities and members’ equity	$1,140,762,401	$1,086,486,483

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2001	2000	2001	2000

Interest income
Loans and lease financing	$41,568,286	$43,443,662	$20,289,339	$22,862,582
Investments securities	2,178,153	2,331,643	1,175,078	1,090,231

Total interest income	43,746,439	45,775,305	21,464,417	23,952,813

Interest expense
Deposits	3,904,964	3,200,690	1,991,040	1,742,364
Short-term borrowings	8,979,065	10,547,178	4,486,434	5,841,421
Long-term debt, other borrowings and subordinated debt	14,449,782	16,629,159	6,565,470	8,515,237

Total interest expense	27,333,811	30,377,027	13,042,944	16,099,022

Net interest income	16,412,628	15,398,278	8,421,473	7,853,791

Provision for loan losses	1,500,000	441,667	750,000	429,167

Net interest income after provision for loan losses	14,912,628	14,956,611	7,671,473	7,424,624

Non-interest income
Gain on sale of loans	3,437,984	232,994	1,355,998	237,063
Loan and deposit servicing fees	1,604,867	1,447,851	806,699	635,918
Other	6,014,253	3,363,332	3,428,231	1,687,874

Total non-interest income	11,057,104	5,044,177	5,590,928	2,560,855

Non-interest expense

Compensation and employee benefits	9,300,701	7,487,420	4,517,288	3,234,188
Contractual services	4,398,810	4,397,774	2,304,714	2,285,156
Occupancy and equipment	2,903,113	2,519,984	1,613,150	1,278,394
Other	1,479,513	1,319,459	799,578	789,664

Total non-interest expense	18,082,137	15,724,637	9,234,730	7,587,402

Net income before income taxes	7,887,595	4,276,151	4,027,671	2,398,077

Provision for income taxes	771,537	805,457	333,949	427,193

Net income	$7,116,058	$3,470,694	$3,693,722	$1,970,884

Distribution of net income
Patronage dividends	$7,116,058	$3,470,694	$3,693,722	$1,970,884
Retained earnings	-	-	-	-

	$7,116,058	$3,470,694	$3,693,722	$1,970,884

 NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

For the six months ended June 30,	2001	2000

Net income	$7,116,058	$3,470,694

Other comprehensive income, net of tax:

Net unrealized holding gains before tax	111,355	648,328

Comprehensive income	$7,227,413	$4,119,022

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the six months ended June 30,	2001	2000

Cash flows from operating activities
Net income	$7,116,058	$3,470,694
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	1,500,000	441,667
Depreciation and amortization	3,111,627	3,432,986
Gain on sale of loans	(4,029,877)	(232,994)
Loans originated for sale	(210,817,721)	(115,896,466)
Proceeds from sale of loans held for sale	199,656,610	40,398,910
(Increase) decrease in other assets	(10,632,789)	2,826,011
(Decrease) increase in other liabilities	(14,490,633)	3,026,290

Net cash used in operating activities	(28,586,725)	(62,532,902)

Cash flows from investing activities
Decrease in restricted cash	40,442	29,606
Purchase of investment securities
Available-for-sale	(3,585,313)	(2,260,916)
Proceeds from maturities of investments securities
Available-for-sale	3,794,405	2,752,681
Net increases in loans and lease financing	(17,242,929)	(80,564,806)
Proceeds from sale of portfolio loans	-	13,823,937
Purchases of premises and equipment	(501,777)	(73,460)

Net cash used in investing activities	(17,495,172)	(66,292,958)

Cash flows from financing activities
Net increase in deposits	28,075,773	16,410,899
Net increase in short-term borrowings	44,678,532	94,009,063
Proceeds from issuance of long-term debt	49,763,049	49,768,128
Repayment on long term debt	(60,833,333)	(32,000,000)
Dividends paid	(138,125)	(287,630)

Net cash provided by financing activities	61,545,896	127,900,460

Increase (decrease) in cash and cash equivalents	15,463,999	(925,400)

Cash and cash equivalents, beginning of year	36,494,978	29,910,037

Cash and cash equivalents, end of period	$51,958,977	$28,984,637

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental schedule of investing and financing activities:

For the six months ended June 30,	2001	2000

Unrealized gain on investment available-for-sale	$111,355	$648,328

Interest paid	$30,364,013	$29,247,787

Income taxes paid	$638,960	$731,970

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

             The accompanying financial statements have been prepared without audit and reflect all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary to a fair statement of the results of the interim period presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Accordingly, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in National Cooperative Bank’s (NCB’s) most current annual report. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

             Certain prior year amounts have been reclassified to conform to the 2001 presentation.

1.          Cash, Cash Equivalents and Investment Securities

             As of June 30, 2001, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of approximately 1.9 years with interest rates in those portfolios varying from 5.00% to 8.13%.

	Cash and	Investments	Investments
	Cash	Available-	Held-to-
	Equivalents	for-Sale	Maturity

Cash	$3,369,724	$-	$-
Federal funds	32,264,623	-	-
Money market securities	15,974,630	807,059	-
Private debt security	-	-	792,931
Mutual funds	-	1,658,846	-
Certificates of deposit	350,000	-	-
Mortgage-backed securities	-	-	2,130,763
Corporate bonds	-	8,941,461	-
U.S. Treasury and Agency obligations	-	15,469,070	-
Interest-only receivables	-	15,780,159	-

	$51,958,977	$42,656,595	$2,923,694

             As of December 31, 2000, NCB's portfolios of investment securities, cash and cash equivalents were comprised of the following:

	Cash and	Investments	Investments
	Cash	Available-	Held-to-
	Equivalents	for-Sale	Maturity

Cash	$3,344,711	$-	$-
Federal funds	19,636,506	-	-
Money market securities	13,163,761	1,273,601	-
Private debt security	-	-	792,931
Mutual funds	-	1,115,860	-
Certificates of deposit	350,000	-	-
Mortgage-backed securities	-	-	2,130,763
Corporate bonds	-	2,148,400	-
U.S. Treasury and Agency obligations	-	22,302,795	-
Interest-only receivables	-	17,664,378	-

	$36,494,978	$44,505,034	$2,923,694

             At June 30, 2001 and December 31, 2000, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

             Restricted cash of $3,835,107 and $3,875,549 at June 30, 2001 and December 31, 2000, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At June 30, 2001 and December 31, 2000, the combined remaining balance of 1992 and 1993 loans totaled $32,752,720 and $33,284,777, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

             Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.      Loans and Lease Financing

             Loans and leases outstanding by category were as follows:

	June 30, 2001	December 31, 2000

Commercial loans	$516,430,075	$519,725,819
Lease financing	87,566,464	83,562,445
Real estate loans
Residential	403,244,601	370,510,903
Commercial	4,617,634	4,737,560

	$1,011,858,774	$978,536,727

             At June 30, 2001 and December 31, 2000, loans held for sale were $115.1 million and $99.1 million, respectively.

3.          Impaired Assets

            Impaired loans, representing the non-accrual loans at June 30, 2001 and December 31, 2000, totaled $3,198,183 and $2,570,135, respectively, and averaged $3,279,872 and $1,180,000 during the respective periods ending on these dates. Specific allowances of $1,312,661 and $1,185,960 were established at June 30, 2001 and December 31, 2000, respectively. During the first half of 2001 and 2000, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

             At June 30, 2001 and December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans were impaired.

             At June 30, 2001 and December 31, 2000, there was no real estate owned property.

4.          Allowance for Loan Losses

             The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 2001:

Balance at January 1, 2001	$21,260,284
Provision for loan losses	1,500,000
Charge-offs	(1,428,588)
Recoveries of loans previously charged-off	568,018

Balance at June 30, 2001	$21,899,714

             The allowance for loan losses as a percentage of average loans and lease financing, and loans held for sale at June 30, 2001 was 2.20%.

5.          Statement of Changes in Members’ Equity

The following is a summary of the activity in members’ equity for the six months ended June 30, 2001:

		Retained	Retained		Total
	Common	Earnings	Earnings	Unrealized	Members'
	Stock	Allocated	Unallocated	Gain	Equity

Balance, December 31, 2000	$129,458,463	$5,433,641	$16,804,590	$1,756,023	$153,452,717
Net income			7,116,058		7,116,058
Adjustments to dividends paid			10,723		10,723
Cancellation and redemption of stock	(108,362)				(108,362)
Unrealized gain on investment securities available-for-sale				111,355	111,355
2001 patronage dividends
to be distributed in cash			(2,579,938)		(2,579,938)
retained in form of equity		3,145,752	(3,145,752)		0

Balance, June 30, 2001	$129,350,101	$8,579,393	$18,205,681	$1,867,378	$158,002,553

6.          Segment Reporting

             NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: commercial lending, real estate lending, warehouse  lending, NCB Savings Bank and other. The commercial lending segment provides financial services to cooperative and member-owned businesses. The real estate lending segment originates and services real estate loans nationally, with a concentration in New York City. The warehouse lending segment originates real estate and commercial loans for sale in the secondary market. The NCB Savings Bank segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. “Other” consists of NCB’s unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

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

               The following is the segment reporting for the six months ended June 30, 2001 and June 30, 2000 (dollars in thousands):

2001	Commercial Lending	Real Estate Lending	Warehouse Lending	NCBSB	Other	NCB Consolidated

Net interest income
Interest income	$24,844	$7,582	$3,945	$6,104	$1,272
Allocated interest expense	16,633	5,051	2,521	-	(24,205)
Interest expense	-	-	-	3,909	23,425

Net interest income	8,211	2,531	1,424	2,195	2,052	16,413

Provision (credit) for loan losses	153	85	-	-	1,262	1,500
Non-interest income-external	2,601	2,921	2,718	883	1,934	11,057
Non-interest expense
Direct expense	4,470	2,187	635	1,310	9,480	18,082
Overhead and support	821	528	137	535	(2,021)	-

Total non-interest expense	5,291	2,715	772	1,845	7,459	18,082

Income (loss) before taxes	$5,368	$2,652	$3,370	$1,233	$(4,735)	$7,888

Total average assets	$555,144	$184,723	$80,517	$171,820	$106,706	$1,098,910

2000	Commercial Lending	Real Estate Leading	Warehouse Lending	NCBSB	Other	NCB Consolidated

Net interest income
Interest income	$22,565	$6,487	$7,142	$6,283	$3,298
Allocated interest expense	18,308	4,589	5,473	-	(28,370)
Interest expense	-	-	-	3,809	26,568

Net interest income	4,257	1,898	1,669	2,474	5,100	15,398

Provision (credit) for loan losses	10,419	81	-	67	(10,125)	442
Non-interest income-external	1,061	797	568	505	3	2,934
Non-interest expense
Direct expense	2,556	1,700	406	1,111	7,841	13,614
Overhead and support	587	477	81	544	(1,689)	-

Total non-interest expense	3,143	2,177	487	1,655	6,152	13,614

Income (loss) before taxes	$(8,244)	$437	$1,750	$1,257	$9,076	$4,276

Total average assets	$573,277	$151,677	$167,808	$164,703	$74,748	$1,132,213

  The following is the segment reporting for the three months ended June 30, 2001 and June 30, 2000 (dollars in thousands):
2001	Commercial Lending	Real Estate Lending	Warehouse Lending	NCBSB	Other	NCB Consolidated

Net interest income
Interest income	$11,807	$3,911	$1,981	3,007	$758
Allocated interest expense	7,420	2,437	1,270	-	(11,127)
Interest expense	-	-	-	1,991	11,051

Net interest income	4,387	1,474	711	1,016	834	8,422
Provision (credit) for loan losses	586	(13)	-	-	177	750
Non-interest income-external	1,608	1,687	753	483	1,060	5,591
Non-interest expense
Direct expense	2,746	1,215	329	684	4,261	9,235
Overhead and support	473	292	69	242	(1,076)	-

Total non-interest expense	3,219	1,507	398	926	3,185	9,235

Income (loss) before taxes	$2,190	$1,667	$1,066	$573	$(1,468)	$4,028

Total average assets	$531,290	$193,094	$82,805	$181,846	$137,528	$1,126,563

2000	Commercial	Real Estate	Warehouse			NCB
	Lending	Leading	Lending	NCBSB	Other	Consolidated

Net interest income
Interest income	$11,142	$3,402	$3,659	$3,350	$2,400
Allocated interest expense	9,435	2,421	3,180	-	(15,036)
Interest expense	-	-	-	2,106	13,993

Net interest income	1,707	981	479	1,244	3,443	7,854
Provision (credit) for loan losses	4,471	11	-	54	(4,107)	429

Non-interest income-external	404	327	386	279	113	1,509

Non-interest expense
Direct expense	1,337	760	194	557	3,688	6,536

Overhead and support	300	266	39	270	(875)	-

Total non-interest expense	1,637	1,026	233	827	2,813	6,536

Income (loss) before taxes	$(3,997)	$271	$632	$642	$4,850	$2,398

Total average assets	$564,483	$150,243	$157,568	$161,369	$141,082	$1,174,745

7.          Accounting for Derivatives

Adoption of SFAS No. 133

             NCB adopted SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133”, as of January 1, 2001.  On that date, NCB recorded a cumulative effect adjustment of $1.7 million gain to recognize the fair value of interest rate swaps with an offsetting cumulative effect of $1.7 million loss to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates.  Additionally, NCB recorded a cumulative effect adjustment of $4.5 million loss to recognize derivatives at fair value and a cumulative effect adjustment of $4.6 million gain to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.  The net of these amounts was recorded in Other Non-Interest Income.

             NCB uses interest rate swaps to hedge loan commitments prior to actually funding a loan.  During the commitment period, the loan commitments and related interest rate swaps are accounted for as derivatives and therefore recorded at fair value through income.  Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge on the loan.

Derivative Instruments and Hedging

             NCB maintains a risk management strategy that includes the use of derivative instruments to reduce unplanned earnings fluctuations caused by interest rate volatility.  Use of derivative instruments is a component of NCB’s overall risk management strategy in accordance with a formal policy that is monitored by management, which has delegated authority over the interest rate risk management function.

             The derivative instruments utilized include interest rate swaps and futures contracts.  Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date.  Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices.

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

             When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the Balance Sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value.  When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, any gains or losses accumulated in Other Comprehensive Income will be recognized immediately in earnings as will any change in the fair value of the derivative subsequent to the discontinuation of hedge accounting. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in income.

Fair-Value Hedges

             NCB enters into interest rate swaps and futures contracts to hedge against changes in the fair value of fixed rate loans and debt due to changes in benchmark interest rates.

             For the six months ending June 30, 2001, NCB recognized a net loss of $596.6 thousand for the ineffective portion of all fair value hedges.  This amount is included in Other Non-interest Income in the accompanying Consolidated Statement of Income.

8.          New Accounting Standards

             On April 1, 2001, Emerging Issues Task Force (EITF) No. 99-20, “Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets” was effective.  This statement addresses the recognition of income when assumptions are changed which relate to expected future cash flows of assets with calculated income yields.  The changes in income yields primarily relate to prepayments, which adjust the initial yield.  NCB currently recognizes prepayments as a catch-up adjustment within the same period.

NATIONAL COOPERATIVE BANK
MANAGEMENT’S DISCUSSION AND ANALYSIS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

SUMMARY

             NCB's net income for the six months ended June 30, 2001 was $7.1 million.  This was a $3.6 million increase compared with $3.5 million for the six months ended June 30, 2000.  The variance resulted from an increase in gain on sale of loans and an increase in net interest income of $3.2 million and $1.0 million, respectively.  The variance was partially offset by increases to provision for loan losses and non-interest expenses of $1.1 million and $2.4 million, respectively.

             Total assets were $1.1 billion at June 30, 2001, up $54.3 million from December 31, 2000. This resulted primarily from increases in loans and lease balances of $17.3 million and loans available for sale of $16.1 million and from increased interest-only receivables from loans sold.

             The annualized return on average total assets was 1.30% for the first six months of 2001 compared with .61% for the same period in 2000.  The annualized return on average equity for the period ended June 30, 2001 and June 30, 2000 was 9.08% and 4.67%, respectively.

NET INTEREST INCOME

             Net interest income for the first six months of 2001 was $16.4 million, an increase of 6.6% or $1.0 million compared with $15.4 million over the same period a year ago.

             For the six months ending June 30, 2001, interest income decreased 4.4% or $2.0 million to $43.7 million from $45.8 million in the prior year’s period. The majority of the decrease was due to the lower yield on commercial loan and lease portfolios and lower volume on real estate loans. Table 2 shows that decreases of $1.3 million and $765 thousand were volume and yield related, respectively.

             Interest expense decreased $3.1 million to $27.3 million for the six months ended June 30, 2001 compared with $30.4 million for the six months ended June 30, 2000. Interest expense was down as a result of efforts to grow deposits, which are normally at a lower rate than other sources of funds, as well as, decreases in the rates at which NCB borrows short-term and long-term debt.  As shown on Table 2, a $3.0 million decrease in interest expense was both volume and yield related.

             For the six months ended June 30, 2001 and 2000, the average rate on interest earning assets was 8.16% and 8.28%, respectively.  Average rate on interest bearing liabilities was down 39 basis points to 6.01% for the first half of 2001 compared with 6.40% for the same period in 2000.

             For the three month period ended June 30, 2001, net interest income increased 7.2% or $567.7 thousand from the same period in 2000.

             Interest income decreased $2.5 million to $21.5 million for the three months ended June 30, 2001 compared with $24.0 million for the same period ended June 30, 2000. The decrease in interest income was due to a lower average balance of interest earning assets and lower related yields.

             For the second quarter ended June 30, 2001, interest expense decreased 19.0% or $3.1 million to $13.0 million compared with $16.1 million for the second quarter ended June 30, 2000 due to lower short-term interest rates and increased funding from deposits. As shown on Table 2A, the decrease in interest expense amounting to $0.9 million was volume related while $2.1 million was yield related.

             For the quarter ended June 30, 2001, the average rate on interest earning assets was down 56 basis points to 7.78% from 8.34% for the same quarter ended June 30, 2000. Average rate on interest bearing liabilities was 5.60% and 6.51% for the periods ended June 30, 2001 and 2000, respectively.

NON-INTEREST INCOME

             Non-interest income for the six months ended June 30, 2001 of $11.1 million  increased $6.1 million from $5.0 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees and advisory and debt placement fees.  The majority of the increase resulted from gains on loans sold.

             For the six months ended June 30, 2001, gain on sale of loans was $3.4 million compared with $233.0 thousand in the same period last year.  The increase resulted from the timing and volume of loans sold.  Total loans sold were $185.6 million and $55.8 million for the periods ended June 30, 2001 and 2000, respectively.

             Servicing fee income for the six months ended June 30, 2001 increased 10.8% or $157.0 thousand to $1.60 million compared to $1.45 million in the prior year.  NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.4 billion and $2.1 billion as of June 30, 2001 and 2000, respectively.

             Other non-interest income for the six months ended June 30, 2001 was up $2.7 million from $3.4 million due primarily to increases in excess yield and prepayment penalties received.

NON-INTEREST EXPENSE

             Non-interest expense for the six months ended June 30, 2001 increased 15.0% or $2.4 million to $18.1 million compared with $15.7 million for the six months ended June 30, 2000. Compensation and benefits, the largest component of non-interest expense, increased 24.2% or $1.8 million due to a higher employee base and salary increases. Total number of employees has increased 13.2% or 26 people to 223 for the six months ended June 30, 2001 from 197 total employees, as of June 30, 2000.

             Non-interest expense as a percentage of average assets increased to 1.6% for the six months ended June 30, 2001 compared with 1.4% for the same period a year ago.

             For the three months ended June 30, 2001, non-interest expense increased 21.7% or $1.6 million to $9.2 million from $7.6 million for the same period in 2000.  The variance was primarily due to the increased employee base and salary increases.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

	Six Months Ended June 30,
	2001			2000

ASSETS	Average Balance	Income/ Expenses	Yields/ Rates	Average Balance	Income/ Expenses	Yields/ Rates

Interest earning assets
Real estate loans	$402,421	$16,562	8.23%	$462,519	$18,691	8.08%
Commercial loans and leases	592,164	25,006	8.45%	563,606	24,753	8.78%

Total loans and leases	994,585	41,568	8.36%	1,026,125	43,444	8.47%

Investment securities and cash equivalents	78,208	2,178	5.57%	78,988	2,331	5.90%

Total interest earning assets	1,072,793	43,746	8.16%	1,105,113	45,775	8.28%

Allowance for loan losses	(21,757)			(18,796)

Non-interest earning assets
Cash	2,539			4,446
Other assets	45,335			41,450

Total non-interest earning assets	47,874			45,896

Total assets	$1,098,910			$1,132,213

LIABILITIES AND MEMBERS’ EQUITY
Interest bearing liabilities
Subordinated debt	$182,129	$5,065	5.56%	$182,571	$5,441	5.96%
Notes payable	577,722	18,364	6.36%	631,347	21,735	6.89%
Deposits	149,998	3,905	5.21%	135,315	3,201	4.73%

Total interest bearing liabilities	909,849	27,334	6.01%	949,233	30,377	6.40%

Other liabilities	32,351			34,415
Members’ equity	156,710			148,565

Total liabilities and members’ equity	$1,098,910			$1,132,213

Net interest earning assets	$162,944			$155,880

Net interest revenues and spread		$16,412	2.15%		$15,398	1.88%

Net yield on interest earning assets			3.06%			2.79%

Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

		Three Months Ended June 30,
	2001			2000

ASSETS	Average Balance	Income/ Expenses	Yields/ Rates	Average Balance	Income/ Expenses	Yields/ Rates

Interest earning assets
Real estate loans	$425,633	$8,471	7.96%	$482,955	$10,055	8.33%
Commercial loans and leases	592,878	11,818	7.97%	584,048	12,808	8.77%

Total loans and leases	1,018,511	20,289	7.97%	1,067,003	22,863	8.57%

Investment securities and cash equivalents	85,627	1,175	5.49%	82,414	1,090	5.29%

Total interest earning assets	1,104,138	21,464	7.78%	1,149,417	23,953	8.34%

Allowance for loan losses	(21,927)			(18,868)

Non-interest earning assets
Cash	2,791			3,923
Other assets	41,561			40,273

Total non-interest earning assets	44,352			44,196

Total assets	$1,126,563			$1,174,745

LIABILITIES AND MEMBERS’ EQUITY
Interest bearing liabilities
Subordinated debt	$182,034	$2,437	5.36%	$182,541	$2,795	6.13%
Notes payable	593,622	8,615	5.80%	664,430	11,562	6.96%
Deposits	155,159	1,991	5.13%	141,923	1,742	4.91%

Total interest bearing liabilities	930,815	13,043	5.60%	988,894	16,099	6.51%

Other liabilities	38,455			36,607
Members’ equity	157,293			149,244

Total liabilities and members’ equity	$1,126,563			$1,174,745

Net interest earning assets	$173,323			$160,523

Net interest revenues and spread		$8,421	2.18%		$7,854	1.83%

Net yield on interest earning assets			3.05%			2.73%

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 2001 compared to 2000

	Increase (decrease) due to change in:

	Average Volume*	Average Yield	Net**

Interest Income

Cash equivalents and investment securities	$(23)	$(130)	$(153)
Commercial loans and leases	1,227	(974)	253
Real estate loans	(2,468)	339	(2,129)

Total interest income	(1,264)	(765)	(2,029)

Interest expense

Deposits	365	339	704
Notes payable	(1,772)	(1,599)	(3,371)
Subordinated debt	(13)	(363)	(376)

Total interest expense	(1,420)	(1,623)	(3,043)

Net interest income	$156	$858	$1,014

*	Average monthly balances
**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 2001 compared to 2000

	Increase (decrease) due to change in:

	Average Volume*	Average Yield	Net**

Interest Income

Cash equivalents and investment securities	$43	$42	$85
Commercial loans and leases	191	(1,181)	(990)
Real estate loans	(1,155)	(429)	(1,584)

Total interest income	(921)	(1,568)	(2,489)

Interest expense

Deposits	167	82	249
Notes payable	(1,152)	(1,795)	(2,947)
Subordinated debt	(8)	(350)	(358)

Total interest expense	(993)	(2,063)	(3,056)

Net interest income	$72	$495	$567

*	Average monthly balances
**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

             The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB(NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation.  The income tax provision for the six months ended June 30, 2001 was $771.5 thousand compared with the prior year's provision of $805.4 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

             Cash, cash equivalents and investment securities totaling $97.5 million at June 30, 2001 increased $13.6 million or 16.2% from $83.9 million at year-end 2000.  The increase was due mostly to operating cash for NCB Savings Bank.  As a percentage of earning assets, cash, cash equivalents and investment securities increased to 8.8% at June 30, 2001 from 8.2% at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

             The allowance for loan losses at June 30, 2001 was $21.9 million, up slightly by 3.0% from December 31, 2000. The allowance during the period was impacted by loans charged-off of $1.4 million, recoveries of loans previously charged-off of $568 thousand and the provision of $1.5 million. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was .3% for the six months ended June 30, 2001 and less than .1% for the six months ended June 30, 2000.

             The loan loss allowance as a percentage of average loans and leases remained 2.2% at June 30, 2001 and at December 31, 2000. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

             As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 24.4% from $2.6 million at December 31, 2000 to $3.2 million at June 30, 2001.  Impaired assets as a percentage of loans and leases outstanding plus real estate owned was .32% at June 30, 2001 compared with .26% at year-end 2000.  The allowance for loan losses as a percentage of impaired assets decreased to 685% at June 30, 2001 from 827% at December 31, 2000.

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)
	6/30/01	12/31/00	% Change

Deposits	$177,036	$148,961	18.8%
Short-term debt	314,259	269,580	16.6%
Long-term debt	283,919	291,827	(2.7)%
Subordinated debt	182,043	182,022	0.0%

Total	$957,257	$892,390	7.3%

             Interest bearing liabilities increased $64.9 million to $957.3 million at June 30, 2001 from $892.4 million at December 31, 2000.

             For the six months of 2001, deposits at NCBSB grew 18.8% to $177 million compared with $149 million at December 31, 2000. The growth was due to an on-going strategic campaign to attract local and national deposit accounts and cooperatives customers. Average maturity of the certificates of deposits is 14.3 months. Deposits are a major portion of interest bearing liabilities – 18.5% and 16.7% at June 30, 2001 and December 31, 2000, respectively.  Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

             At June 30, 2001, total short-term and long-term borrowings (including subordinated debt) increased 4.9% or $36.8 million to $780.2 million in comparison to prior year-end 2000 of $743.4 million. Proceeds from the borrowings were used to fund growth in loans and leases. At June 30, 2001 and December 31, 2000, NCBSB had advances of zero and $5 million, respectively, from the Federal Home Loan Bank. At June 30, 2001, included in the short-term borrowings were revolving lines of credit of $153.5 million; commercial paper with a face value of $145.2 million and $16 million in borrowing from a related entity and cooperative customers. At December 31, 2000, included in the short-term borrowing were revolving lines of credit of $132.5 million; commercial paper with face value of $108.3 million and $24.2 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 2.7% from year-end 2000 due to a maturity of $28.3 million under the long-term facilities which was offset by a SFAS No. 133 valuation of $3 million. At June 30, 2001, there was unused capacity under short-term and long-term facilities of approximately $45.8 million and $250 million, respectively. At December 31, 2000, unused capacity under the short-term and long-term facilities was $152.5 million and $312.5 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

	June 30, 2001	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000

Real estate owned	$0	$0	$0	$14	$125

Non-accruing	3,198	3,347	2,570	504	707

	$3,198	$3,347	$2,570	$518	$832

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             No material changes in NCB’s market risk profile occurred from December 31, 2000 to June 30, 2001.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed as part of this report:

Exhibit 10-11 – Amendment No. 4 to Third Amended and Restated Loan Agreement with Fleet Bank as Agent

Exhibit 10-16 – First Amendment to Term Loan Agreement Dated November 5, 1998 with Greenwich Funding Corporation And Credit Suisse First Boston

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

Date: August 14, 2001

	By:	/s/ Richard L. Reed

Richard L. Reed,
Managing Director,
Chief Financial Officer

	By:	/s/ Marietta J. Orcino

Marietta J. Orcino
Vice President, Tax &
Regulatory Compliance