Form 10-Q
period 2001-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2001-11-14
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001 Commission file number 2-99779
                      -------------------                       -------

                       NATIONAL CONSUMER COOPERATIVE BANK
             (Exact name of registrant as specified in its charter)


   United States of America                                             52-1157795
(12 U.S.C. Section 3001 et seq.)                                        ----------
--------------------------------                                     (I.R.S. Employer
(State or other jurisdiction of                                      Identification No.)
 incorporation or organization)

             1725 EYE STREET, NW, SUITE 600, WASHINGTON, D.C. 20006
                    (Address of principal executive offices)

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
                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT SEPTEMBER 30, 2001
                                                     ---------------------------------
     CLASS C                                                            221,416
------------------
(Common stock, $100.00 par value)

     CLASS B                                                          1,117,157
------------------
(Common stock, $100.00 par value)

     CLASS D                                                                  3
------------------
(Common stock, $100.00 par value)

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX

PART I     FINANCIAL INFORMATION
                                                                                                  PAGE NO.
                                                                                                  --------
Item 1     Consolidated balance sheets - September 30,
           2001 and December 31, 2000 ............ ......................................................3

           Consolidated statements of income - for
           the three and nine months ended
           September 30, 2001 and 2000 ..................................................................4

           Consolidated statements of comprehensive income -
           for the nine months ended September 30, 2001 and 2000.........................................5

           Consolidated statements of cash flows - for
           the nine months ended September 30, 2001 and 2000...........................................6-7

           Condensed notes to the consolidated financial
           statements - September 30, 2001............................................................8-16


Item 2     Management's discussion and analysis of financial
           condition and results of operations - for the
           three and nine months ended September 30, 2001 and 2000...................................17-26


Item 3     Quantitative and qualitative disclosures
           about market risk............................................................................26

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                 September 30,              December 31,
ASSETS                                                               2001                        2000
                                                               ---------------             --------------
Cash and cash equivalents                                      $   66,863,242              $   36,494,978
Restricted cash                                                    17,873,449                   3,875,549
Investment securities
     Available-for-sale                                            44,609,350                  44,505,034
     Held-to-maturity                                               2,973,031                   2,923,694

Loans held for sale                                                97,010,533                  99,077,161
Loans and lease financing                                         880,302,618                 879,459,566
    Less: Allowance for loan losses                               (22,977,614)                (21,260,284)
                                                               --------------              --------------
    Net loans held for sale and
      loans and lease financing                                   954,335,537                 957,276,443

Other assets                                                       50,556,890                  41,410,785
                                                               --------------              --------------
     Total assets                                              $1,137,211,499              $1,086,486,483
                                                               ==============              ==============

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
Deposits                                                       $  193,650,639              $  148,960,621
Patronage dividends payable in cash                                 3,854,305                   3,330,296
Other liabilities                                                  17,131,122                  37,313,873
Borrowings
     Short-term                                                   293,213,830                 269,579,985
     Long-term
       Current                                                    158,333,333                 147,991,796
       Non-current                                                128,786,842                 143,834,724

     Subordinated debt                                            182,052,878                 182,022,471
                                                               --------------              --------------
     Total borrowings                                             762,386,883                 743,428,976
                                                               --------------              --------------
     Total liabilities                                            977,022,949                 933,033,766
                                                               --------------              --------------

MEMBERS' EQUITY
Common stock
     Class B                                                      111,715,755                 107,440,170
     Class C                                                       22,141,668                  22,017,993
     Class D                                                              300                         300
Retained earnings
     Allocated                                                      4,710,818                   5,433,641
     Unallocated                                                   18,511,523                  16,804,590
Accumulated other comprehensive income                              3,108,486                   1,756,023
                                                               --------------              --------------
     Total members' equity                                        160,188,550                 153,452,717
                                                               --------------              --------------
     Total liabilities and members' equity                     $1,137,211,499              $1,086,486,483
                                                               ===============             ==============

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Nine Months Ended                   Three Months Ended
                                                     September 30,                        September 30,
                                                 2001           2000                2001               2000
                                             -----------      -----------           ---------      -----------
Interest income
     Loans and lease financing               $62,563,708      $65,587,541         $20,454,560      $22,143,879
     Investment securities                     3,846,148        3,573,296           1,667,995        1,241,653
                                             -----------      -----------           ---------      -----------
       Total interest income                  66,409,856       69,160,837          22,122,555       23,385,532
                                             -----------      -----------          ----------      -----------
Interest expense
     Deposits                                  6,045,904        4,941,354           2,140,940        1,740,664
     Short-term borrowings                    12,516,416       15,283,180           3,537,351        4,736,002
     Long-term and subordinated
       debt and other borrowings              21,868,268       25,638,734           7,418,486        9,009,575
                                             -----------      -----------         -----------      -----------
       Total interest expense                 40,430,588       45,863,268          13,096,777       15,486,241
                                             -----------      -----------          ----------      -----------
       Net interest income                    25,979,268       23,297,569           9,025,778        7,899,291

Provision for loan losses                      2,305,000        2,456,667             805,000        2,015,000
                                             -----------      -----------           ---------      -----------
Net interest income after
  provision for loan losses                   23,674,268       20,840,902           8,220,778        5,884,291
                                             -----------      -----------         -----------      -----------
Non-interest income
     Gain on sale of loans                     4,320,189        2,072,389             882,205        1,839,395
     Loan and deposit servicing fees           2,391,969        2,169,772             787,102          721,921
     Other                                     6,694,154        2,581,851           2,512,293        1,329,383
                                             -----------      -----------         -----------      -----------

   Total non-interest income                  13,406,312        6,824,012           4,181,600        3,890,699
                                             -----------      -----------         -----------      -----------
Non-interest expense
     Compensation and employee benefits       13,946,280       11,515,643           4,645,581        4,028,223
     Contractual services                      4,937,596        3,489,450           1,830,313        1,202,540
     Occupancy and equipment                   4,895,642        3,697,996           1,992,530        1,178,012
     Other                                     2,259,516        1,988,175             780,003          668,716
                                               ---------       ----------         -----------      -----------
     Total non-interest expense               26,039,034       20,691,264           9,248,427        7,077,491
                                              ----------      -----------         -----------      -----------

Income before income taxes                    11,041,546        6,973,650           3,153,951        2,697,499

Provision for income taxes                     1,335,007        1,417,500             563,470          612,043
                                             -----------       ----------         -----------      -----------
Net income                                   $ 9,706,539      $ 5,556,150         $ 2,590,481      $ 2,085,456
                                             ===========      ===========         ===========      ===========
Distribution of net income
     Patronage dividends                     $ 9,706,539      $ 5,556,150         $ 2,590,481      $ 2,085,456
     Retained earnings                                 -                -                   -                -
                                             -----------      -----------         -----------      -----------
                                             $ 9,706,539      $ 5,556,150         $ 2,590,481      $ 2,085,456
                                             ===========      ===========         ===========      ===========

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

For the nine months ended September 30,                                        2001                   2000
                                                                            -----------            ----------
Net income                                                                  $ 9,706,539            $5,556,150

Other comprehensive income, net of tax:
    Net unrealized holding gains before tax                                   1,352,463               961,211
                                                                            -----------            ----------
Comprehensive income                                                        $11,059,002            $6,517,361
                                                                            ===========            ==========

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the nine months ended September 30,                              2001                        2000
                                                                 -------------              --------------
Cash flows from operating activities
Net income                                                       $  9,706,539               $    5,556,150
Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses                                      2,305,000                    2,456,667
     Depreciation and amortization                                  4,636,511                    4,243,623
     Gain on sale of loans                                         (4,320,189)                  (2,072,389)
     Loans originated for sale                                   (314,166,953)                (135,233,554)
     Proceeds from sale of loans held for sale                    325,515,086                  201,408,277
     (Increase) decrease in other assets                          (10,524,905)                   1,073,452
     (Decrease) increase in other liabilities                     (19,306,590)                   7,491,804
                                                                  ------------               -------------
Net cash (used in) provided by operating activities                (6,155,501)                  84,924,030
                                                                  ------------               -------------

Cash flows from investing activities
     (Increase) decrease in restricted cash                       (13,997,900)                     983,349
     Purchase of investment securities
       available-for-sale                                         (11,626,899)                  (5,060,916)
     Proceeds from maturities of investment securities
       available-for-sale                                           9,298,592                    4,790,134
     Net increase in loans and leases                                (214,725)                 (93,204,080)
     Proceeds from sale of portfolio loans                                  -                   28,272,995
     Purchases of premises and equipment                             (564,576)                    (129,024)
                                                                  ------------               -------------
Net cash used in investing activities                             (17,105,508)                 (64,347,542)
                                                                  ------------               -------------

Cash flows from financing activities
     Net increase in deposits                                      44,690,018                    7,484,471
     Net increase (decrease) in short-term borrowings              23,636,567                  (19,744,264)
     Proceeds from issuance of long-term debt                      50,057,169                   49,768,128
     Repayment on long term debt                                  (60,833,333)                 (44,500,000)
     Patronage dividends paid                                      (3,783,023)                  (5,654,452)
     Dividends paid                                                  (138,125)                    (283,047)
                                                                  ------------               -------------
Net cash provided by (used in) financing activities                53,629,273                  (12,929,164)
                                                                  ------------               -------------
Increase in cash and cash equivalents                              30,368,264                    7,647,324

Cash and cash equivalents, beginning of year                       36,494,978                   29,910,037
                                                                  ------------               -------------
Cash and cash equivalents, end of period                        $  66,863,242                $  37,557,361
                                                                =============                =============

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Supplemental schedule of investing and financing activities:

For the nine months ended September 30,                                          2001               2000
                                                                             -----------         -----------
Unrealized gain on investment available-for-sale                             $ 1,352,463         $   961,211

Interest paid                                                                $40,583,430         $42,810,934

Income taxes paid                                                            $   638,960         $ 1,058,270

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

1.  Cash, Cash Equivalents and Investment Securities

     As of September 30, 2001, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of approximately 1.1 years with interest rates in those portfolios varying from 3.70% to 8.13%.

                                               CASH AND                 INVESTMENTS            INVESTMENTS
                                                 CASH                   AVAILABLE-              HELD-TO-
                                              EQUIVALENTS                FOR-SALE               MATURITY
                                              -----------               -----------            -----------
     Cash                                   $ 5,660,969                $          -            $          -
     Federal funds                           38,792,281                           -                       -
     Money market securities                 22,059,992                   2,455,527
     Private debt security                            -                           -                 792,931
     Mutual funds                                     -                   1,681,688                       -
     Certificates of deposit                    350,000                           -                       -
     Mortgage-backed securities                       -                           -               2,180,100
     Corporate bonds                                  -                   2,751,190                       -
     U.S. Treasury and Agency obligations             -                  22,952,072                       -
     Interest-only receivables                        -                  14,768,873                       -
                                            -----------                  ----------             -----------
                                            $66,863,242                 $44,609,350             $ 2,973,031
                                            ===========                 ===========             ===========

         As of December 31, 2000, NCB's portfolios of investment securities, cash and cash equivalents were composed of the following:

                                               CASH AND                 INVESTMENTS            INVESTMENTS
                                                 CASH                   AVAILABLE-               HELD-TO-
                                              EQUIVALENTS                FOR-SALE                MATURITY
                                              -----------              ------------            -----------
     Cash                                      $ 3,344,711               $         -           $        -
     Federal funds                              19,636,506                         -                    -
     Money market securities                    13,163,761                 1,273,601                    -
     Private debt security                               -                         -              792,931
     Mutual funds                                        -                 1,115,860                    -
     Certificates of deposit                       350,000                         -                    -
     Mortgage-backed securities                          -                         -            2,130,763
     Corporate bonds                                     -                 2,148,400                    -
     U.S. Treasury and Agency obligations                -                22,302,795                    -
     Interest-only receivables                           -                17,664,378                    -
                                               -----------               -----------           ----------
                                               $36,494,978               $44,505,034           $2,923,694
                                               ===========               ===========           ==========

     At September 30, 2001 and December 31, 2000, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

     Restricted cash of $3,793,449 and $3,875,549 at September 30, 2001 and December 31, 2000, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At September 30, 2001 and December 31, 2000, the combined remaining balance of 1992 and 1993 loans totaled $32,645,027 and $33,284,777, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

     In addition, restricted cash of $10,000,000 and $0 at September 30, 2001 and December 31, 2000, respectively, is held for the benefit of MBIA Insurance Corporation (MBIA) in the event of a loss on certain loans sold under the terms of a Loan Purchase and Sale Agreement dated June 29, 2001 (the "Agreement"). The restricted cash replaces a first loss letter of credit, which NCB had issued for the benefit of MBIA under a pre-existing agreement. At September 30, 2001, the remaining balance of the loans owned by MBIA under the terms of the Agreement totaled $12,107,712. The restricted cash will become available to NCB Retail Finance Corporation as the principal balance of the respective loans decrease. The loans sold have original maturities of five to seven years.

     Finally, restricted cash of $4,080,000 and $0 for September 30, 2001 and December 31, 2000, respectively, is held for the benefit of Rabobank International under the terms of the Agreement. The restricted cash is in the form of an Equity Reserve Account maintained at Allfirst Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

2.  Loans and Lease Financing

     Loans and leases outstanding by category were as follows:

                                                              SEPT. 30, 2001             DEC. 31, 2000
                                                              --------------             -------------
         Commercial loans                                     $501,714,681                  $519,725,819
         Lease financing                                        83,664,764                    83,562,445
         Real estate loans
           Residential                                         387,368,367                   370,510,903
           Commercial                                            4,565,339                     4,737,560
                                                              ------------                  ------------
                                                              $977,313,151                  $978,536,727
                                                              ============                  ============

     At September 30, 2001 and December 31, 2000, loans held for sale were $97.0 million and $99.1 million, respectively.

3.    Impaired Assets

     Impaired loans, representing the non-accrual loans at September 30, 2001 and December 31, 2000, totaled $3,487,344 and $2,570,135, respectively, and averaged $3,260,261 and $1,180,000 during the respective periods ending on these dates. Specific allowances of $1,521,124 and $1,185,960 were established at September 30, 2001 and December 31, 2000, respectively. During 2001 and 2000, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At September 30, 2001 and December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans are impaired.

     At September 30, 2001 and December 31, 2000, there was no real estate owned property.

4.    Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30, 2001:

     Balance at January 1, 2001                                      $21,260,284
     Provision for loan losses                                         2,305,000
     Charge-offs                                                      (1,786,281)
     Recoveries of loans previously charged-off                        1,198,611
                                                                     -----------
     Balance at September 30, 2001                                   $22,977,614
                                                                     ===========

     The allowance for loan losses as a percentage of average loans and lease financing and loans held for sale was 2.2% at September 30, 2001.

5.   Statement of Changes in Members' Equity

     The following is a summary of the activity in members' equity for the nine months ended September 30, 2001:

                                                         RETAINED          RETAINED              TOTAL
                                     COMMON              EARNINGS          EARNINGS           UNREALIZED            MEMBERS'
                                      STOCK             ALLOCATED         UNALLOCATED         (LOSS) GAIN            EQUITY
                                      -----             ----------        -----------         -----------            ------
Balance, December 31, 2000          $129,458,463          $ 5,433,641        $16,804,590        $1,756,023        $153,452,717
Net income                                                                     9,706,539                             9,706,539
2000 patronage dividends
   distributed in stock                5,002,291           (5,002,291)                                                       -
Adjustments to dividends paid                                                      4,583                                 4,583
Other dividends declared                                                        (138,125)                             (138,125)
Cancellation of stock                   (603,031)            (431,350)           699,059                              (335,322)
2001 patronage dividends
   to be distributed in cash                                                  (3,854,305)                           (3,854,305)
   Retained in form of equity                               4,710,818         (4,710,818)                                    -
Unrealized gain on investment
  securities available-for-
  sale                                                                                           1,352,463           1,352,463
                                    ------------           ----------        -----------        ----------        ------------
Balance, September 30, 2001         $133,857,723          $ 4,710,818        $18,511,523        $3,108,486        $160,188,550
                                    ============          ===========        ===========        ==========        ============

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

    The following is the segment reporting for the nine months ended September 30, 2001 and 2000 (dollars in thousands):

            2001                      COMMERCIAL     REAL ESTATE    WAREHOUSE                            NCB
                                        LENDING        LENDING       LENDING    NCBSB      OTHER     CONSOLIDATED
                                        -------        -------       -------    -----      -----     ------------
  Net interest income
    Interest income                    $ 36,869       $ 11,276       $ 6,803 $  9,411     $ 2,049
    Interest expense                     23,575          7,127         4,421    6,051        (745)
                                       --------       --------     --------- --------     -------
  Net interest income                    13,294          4,149         2,382    3,360       2,794        25,979

  Provision (credit) for loan losses      1,290            (12)            -       55         972         2,305

  Non-interest income-external            3,305          4,423         2,666    1,678       1,335        13,407

  Non-interest expense
    Direct expense                        6,681          3,413         1,052    2,040      12,853        26,039
    Overhead and support                  1,231            810           210    1,006      (3,257)            -
                                       --------       --------     --------- --------     -------    ----------
  Total non-interest expense              7,912          4,223         1,262    3,046       9,596        26,039
                                       --------       --------     --------- --------     -------    ----------
  Income (loss) before taxes           $  7,397       $  4,361       $ 3,786 $  1,937     $(6,439)   $   11,042
                                       ========       ========     ========= ========     =======    ==========
  Total average assets                 $618,736       $170,081       $95,561 $161,666     $99,323    $1,145,367
                                       ========       ========     ========= ========     =======    ==========

             2000                    COMMERCIAL    REAL ESTATE     WAREHOUSE                                NCB
                                       LENDING       LEADING        LENDING     NCBSB       OTHER     CONSOLIDATED
                                       -------       -------        -------     -----       -----     ------------
  Net interest income
    Interest income                    $ 34,930      $  9,975      $  9,166   $  9,497    $  5,593
    Interest expense                     28,085         7,002         6,724      5,878      (1,826)
                                       --------      --------     ---------   --------    --------
  Net interest income                     6,845         2,973         2,442      3,619       7,419         23,298

  Provision (credit) for loan losses     12,131           170             -         82      (9,926)         2,457

  Non-interest income-external            1,893         2,259         1,483        972         217          6,824

  Non-interest expense
    Direct expense                        3,913         2,638           659      1,707      11,774         20,691
    Overhead and support                    860           693           128        709      (2,390)             -
                                       --------      --------     ---------   --------    --------     ----------
  Total non-interest expense              4,773         3,331           787      2,416       9,384         20,691
                                       --------      --------      --------   --------    --------     ----------
  (Loss) income before taxes           $ (8,166)     $  1,731      $  3,138   $  2,093    $  8,178     $    6,974
                                       =========     ========      ========   ========    ========     ==========
  Total average assets                 $592,405      $153,250      $145,961   $170,451    $ 62,168     $1,124,235
                                       =========     ========      ========   ========    ========     ==========

    The following is the segment reporting for the three months ended September 30, 2001 and 2000 (dollars in thousands):

            2001                     COMMERCIAL     REAL ESTATE    WAREHOUSE                               NCB
                                       LENDING        LENDING       LENDING     NCBSB      OTHER     CONSOLIDATED
                                       -------        -------       -------     -----      -----     ------------
  Net interest income
    Interest income                   $  12,025       $  3,694      $  2,858 $  3,307    $    777
    Interest expense                      6,942          2,076         1,900    2,142          35
                                         ------         ------        ------   ------      ------
  Net interest income                     5,083          1,618           958    1,165         742         9,566

  Provision (credit) for loan losses      1,137            (97)            -       55        (290)          805

  Non-interest income-external              704          1,502           (52)     795         692         3,641

  Non-interest expense
    Direct expense                        2,211          1,226           417      730       4,664         9,248
    Overhead and support                    410            282            73      471      (1,236)            -
                                         ------         ------        ------   ------      ------        ------
  Total non-interest expense              2,621          1,508           490    1,201       3,428         9,248
                                         ------         ------        ------   ------      ------        ------
  Income (loss) before taxes          $   2,029       $  1,709      $    416 $    704    $ (1,704)   $    3,154
                                      =========       ========      ======== ========    ========    ==========
  Total average assets                $ 617,641       $137,050      $125,176 $168,784    $125,159    $1,173,810
                                      =========       ========      ======== ========    ========    ==========

             2000                     COMMERCIAL    REAL ESTATE    WAREHOUSE                                NCB
                                        LENDING       LEADING       LENDING      NCBSB       OTHER     CONSOLIDATED
                                        -------       -------       -------      -----       -----     ------------
  Net interest income
    Interest income                    $ 12,365      $  3,488      $  2,024   $  3,214    $  2,295
    Interest expense                      9,777         2,413         1,251      2,069         (23)
                                       --------      --------     ---------   --------    --------
  Net interest income                     2,588         1,075           773      1,145       2,318          7,899

  Provision (credit) for loan losses      1,712            89             -         15         199          2,015

  Non-interest income-external              831         1,464           915        467         214          3,891

  Non-interest expense
    Direct expense                        1,356           938           253        596       3,934          7,077
    Overhead and support                    273           216            47        165        (701)             -
                                       --------      --------     ---------   --------    --------     ----------
  Total non-interest expense              1,629         1,154           300        761       3,233          7,077
                                       --------      --------      --------   --------    --------     ----------
  Income (loss) before taxes           $     78      $  1,296      $  1,388   $    836    $   (900)    $    2,698
                                       ========      ========      ========   ========    ========     ==========
  Total average assets                 $582,841      $152,463      $156,885   $167,577    $ 67,355     $1,127,121
                                       ========      ========      ========   ========    ========     ==========

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

        NCB uses futures and interest rate swaps to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate swaps are accounted for as derivatives and therefore recorded at fair value through income. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge on the loan.

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

        When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated fair value or cash flow hedges to specific assets and liabilities on the Balance Sheet. NCB assesses, both at inception and on an on going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

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

        For the nine months ending September 30, 2001, NCB recognized a net loss of $973.7 thousand for the ineffective portion of all fair value hedges. This amount is included in Other Non-interest Income in the accompanying Consolidated Statement of Income.

8. New Accounting Standards

        On April 1, 2001, Emerging Issues Task Force (EITF) No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" was effective. This statement addresses the recognition of income when assumptions are changed which relate to expected future cash flows of assets with calculated income yields. The changes in income yields primarily relate to prepayments, which adjust the initial yield. NCB currently recognizes prepayments as a catch-up adjustment within the same period.

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


SUMMARY

     NCB's net income for the nine months ended September 30, 2001 was $9.7 million. This was a 74.7% or $4.2 million increase compared with $5.6 million for the nine months ended September 30, 2000. The variance resulted from an increase of $2.7 million in net interest income, and an increase of $6.6 million in non-interest income. This was partially offset by an increase in non-interest expenses of $5.3 million. For the three month period ending September 30, 2001, net income increased $0.5 million or 24.2% compared with the same period in 2000. This increase in net income was due to an increase in net interest income of $1.1 million and a decrease in the provision for loan losses of $1.2 million offset by a $2.2 million increase in non-interest expenses.

     Total assets increased 4.7% or $50.7 million to $1.1 billion at September 30, 2001 from year end December 31, 2000. This resulted from increases in cash and cash equivalents, restricted cash and investment securities of $44.5 million and other assets of $9.1 million, respectively, which were offset by a $2.9 million decrease in net loans and leases.

     The annualized return on average total assets was 1.13% for the first nine months of 2001 compared with .66% for the same period in 2000. The annualized return on average equity for the periods ended September 30, 2001 and 2000 was 8.20% and 4.96%, respectively.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 2001 was $26.0 million, an increase of 11.5% or $2.7 million compared with $23.3 million over the same period a year ago.

     For the nine months ending September 30, 2001, interest income decreased 4.0% or $2.8 million to $66.4 million from $69.2 million in the prior year's period. The majority of the decrease was due to the lower yield on commercial loan and lease portfolios. Table 2 shows that increases of $2.5 million and decreases of $5.2 were volume and yield related, respectively.

     Interest expense decreased $5.4 million to $40.4 million for the nine months ended September 30, 2001 compared with $45.9 million for the nine months ended September 30, 2000. Interest expense declined due to lower short-term interest rate on borrowed funds and deposits. As shown on Table 2, a $162 thousand increase in interest expense was volume related while a $5.6 million decrease was due to lower interest rates.

     For the nine months ended September 30, 2001 and 2000, the average rate on interest earning assets was 7.76% and 8.39%, respectively. Average rate on interest bearing liabilities was down 83 basis points to 5.69% at September 30, 2001 compared with 6.52% for the same period in 2000.

     For the three month period ended September 30, 2001 and 2000, net interest income increased 21.1% or $1.7 million to $9.6 million.

     Interest income decreased 3.1% or $722 thousand to $22.7 million for the three months ended September 30, 2001 compared with $23.4 million for the same period a year ago. The decrease in interest income was due to lower interest rates on earning assets.

     For the quarter ended September 30, 2001, interest expense decreased 15.4% or $2.4 million to $13.1 million compared with $15.5 million for the quarter ended September 30, 2000 due to lower short-term interest rates on borrowed funds. As shown on Table 2A, the decrease in interest expense amounting to $2.4 million was primarily yield related.

     For the quarter ended September 30, 2001, the average rate on interest earning assets decreased 90 basis points to 7.56% from 8.46% for the quarter ended September 30, 2000. The average rate on interest bearing liabilities was 5.39% and 6.62% for the quarters ended September 30, 2001 and 2000, respectively.


NON-INTEREST INCOME

     Non-interest income for the nine months ended September 30, 2001 of $13.4 million increased 96.5% or $6.6 million from $6.8 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees and advisory and debt placement fees.

     For the nine months ended September 30, 2001, gain on sale of loans was $4.3 million compared with $2.1 million in the same period last year. The increase resulted from increased profitability on the sale of single family and multi-family mortgages. Total loans sold were $321.2 million and $226.5 million for the nine-month periods ended September 30, 2001 and 2000, respectively.

     Servicing fee income for the nine months ended September 30, 2001 increased 10.1% or $222 thousand to $2.4 million compared with $2.2 million in the prior year. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.5 billion and $2.2 billion as of September 30, 2001 and 2000, respectively.

     Other non-interest income for the three quarters ended September 30, 2001 increased 159.3% or $4.1 million to $6.7 million from $2.6 million for the same period in the prior year due primarily to increases in excess yield and the prepayment penalty received.



NON-INTEREST EXPENSE

     Non-interest expense for the nine months ended September 30, 2001 increased 25.8% or $5.3 million to $26.0 million compared with $20.7 million for the nine months ended September 30, 2000. Compensation and benefits, the largest component of non-interest expense, increased 21.1% or $2.4 million. The increase resulted from new hires and increases in base salaries and incentive accruals. As of September 30, 2001 and 2000, NCB and its consolidated subsidiaries employed 218 and 203 employees, respectively. Contractual services increased 41.5% due to higher consulting expenditures related to the development of certain electronic commerce initiatives, and strategic planning expenditures, as well as higher advertising and corporate development expenditures. Occupancy and equipment increased 32.4% or $1.2 million primarily due to the relocation of NCB's corporate headquarters during the second quarter of 2001.

     Non-interest expense as a percentage of average assets increased to 2.3% for the nine months ended September 30, 2001 compared with 1.8% for the same period a year earlier.

     For the three months ended September 30, 2001, non-interest expenses increased 30.7% or $2.2 million to $9.2 million from $7.1 million for the same period in 2000. The variance was due to an increase in compensation and employee benefits of $617 thousand, which resulted from an increase in employees and increases in base salaries and incentive accruals. Contractual services increased $628 thousand due to higher consulting expenditures related to the development of certain electronic commerce initiatives, and strategic planning expenditures, as well as higher advertising and corporate development expenditures. Occupancy and equipment increased $815 thousand due to the relocation of NCB's headquarters during the second quarter.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------------------------
                                                              2001                                     2000
                                            -------------------------------------    ------------------------------------
ASSETS                                        AVERAGE        INCOME/      YIELDS/      AVERAGE       INCOME/      YIELDS/
                                              BALANCE        EXPENSES     RATES        BALANCE       EXPENSES     RATES
                                            -----------      --------     -------    -----------     --------     -------
Interest earning assets
  Real estate loans                         $  427,309       $  25,219     7.87%     $  442,542      $ 26,619     8.02%
  Commercial loans and leases                  618,736          37,345     8.05%        576,480        38,969     9.01%
                                            ----------       ---------               ----------      --------
    Total loans and leases                   1,046,045          62,564     7.97%      1,019,022        65,588     8.58%
  Investment securities
   and cash equivalents                         95,532           3,846     5.37%         79,782         3,573     5.97%
                                            ----------       ---------               ----------      --------
    Total interest earning assets            1,141,577          66,410     7.76%      1,098,804        69,161     8.39%
                                            ----------       ---------               ----------      --------
Allowance for loan losses                      (21,972)                                 (19,119)
Non-interest earning assets
  Cash                                           3,317                                    3,501
  Other assets                                  22,445                                   41,049
                                            ----------                               ----------
    Total non-interest earning assets           25,762                                   44,550
                                            ----------                               ----------
    Total assets                            $1,145,367                               $1,124,235
                                            ==========                               ==========

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                         $  182,101       $   7,441     5.45%     $  182,504      $ 8,469      6.19%
  Notes payable                                605,156          26,944     5.94%        620,364       32,453      6.98%
  Deposits                                     160,829           6,046     5.01%        135,192        4,941      4.87%
                                            ----------       ---------               ----------      -------
    Total interest bearing liabilities         948,086          40,431     5.69%        938,060       45,863      6.52%
                                                             ---------                               -------
Other liabilities                               39,733                                   36,711
Members' equity                                157,548                                  149,464
                                            ----------                               ----------
    Total liabilities and members' equity   $1,145,367                               $1,124,235
                                            ==========                               ==========

Net interest earning assets                 $  193,491                               $  160,744

Net interest revenues and spread                             $  25,979     2.07%                     $ 23,298     1.87%

Net yield on interest earning assets                                       3.03%                                  2.83%

Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------------
                                                              2001                                      2000
                                             -------------------------------------    -----------------------------------
ASSETS                                         AVERAGE        INCOME/      YIELDS/      AVERAGE      INCOME/      YIELDS/
                                               BALANCE        EXPENSES     RATES        BALANCE      EXPENSES     RATES
                                             -----------      --------     -------    -----------    --------     -------
Interest earning assets
  Real estate loans                          $   431,010         8,657     8.03%      $  421,114     $ 7,928      7.53%
  Commercial loans and leases                    617,641        11,798     7.64%         603,751      14,216      9.42%
                                             -----------      --------                ----------     -------
    Total loans and leases                     1,048,651        20,455     7.80%       1,024,865      22,144      8.64%
  Investment securities
   and cash equivalents                          122,306         1,668     5.46%          80,688       1,242      6.16%
                                             -----------      --------                ----------     -------
    Total interest earning assets              1,170,957        22,123     7.56%       1,105,553      23,386      8.46%
                                             -----------      --------                ----------     -------
Allowance for loan losses                        (22,402)                                (19,673)
Non-interest earning assets
  Cash                                             4,872                                   1,688
  Other assets                                    20,383                                  39,553
                                             -----------                              ----------
    Total non-interest earning assets             25,255                                  41,241
                                             -----------                              ----------
    Total assets                             $ 1,173,810                              $1,127,121
                                             ===========                              ==========

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                          $   182,045         2,376     5.22%      $  182,385     $ 3,027      6.64%
  Notes payable                                  607,773         8,580     5.65%         616,489      10,718      6.95%
  Deposits                                       182,491         2,141     4.69%         136,799       1,741      5.09%
                                             -----------      --------                ----------     -------
    Total interest bearing liabilities           972,309        13,097     5.39%         935,673      15,486      6.62%
                                                              --------                               -------

Other liabilities                                 42,276                                  40,335
Members' equity                                  159,225                                 151,113
                                             -----------                              ----------
    Total liabilities and members' equity    $ 1,173,810                              $1,127,121
                                             ===========                              ==========
Net interest earning assets                  $   198,648                              $  169,880

Net interest revenues and spread                              $  9,026     2.17%                     $ 7,900      1.84%

Net yield on interest earning assets                                       3.08%                                  2.86%

Table 2
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

For the nine months ended September 30, 2001 compared to 2000:

                                                                   INCREASE (DECREASE) DUE TO CHANGE IN:
                                                                 ----------------------------------------
                                                                 AVERAGE             AVERAGE
                                                                 VOLUME*             YIELD          NET**
                                                                 -------             -----          -----
Interest income

Cash equivalents and investment securities                       $  658              $ (385)        $  273
Commercial loans and leases                                       2,732              (4,356)        (1,624)
Real estate loans                                                  (905)               (495)        (1,400)
                                                                 -------             -------        -------
 Total interest income                                            2,485              (5,236)        (2,751)
                                                                 ------              -------        -------
Interest expense

Deposits                                                            960                 145           1,105
Notes payable                                                      (779)             (4,730)         (5,509)
Subordinated debt                                                   (19)             (1,009)         (1,028)
                                                                 -------             -------        --------
 Total interest expense                                             162              (5,594)         (5,432)
                                                                 ------              -------        --------
Net interest income                                              $2,323              $  358         $ 2,681
                                                                 ======              ======         =======

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

For the three months ended September 30, 2001 compared to 2000:

                                                                 INCREASE (DECREASE) DUE TO CHANGE IN:
                                                                 -----------------------------------------
                                                                 AVERAGE             AVERAGE
                                                                 VOLUME*              YIELD          NET**
                                                                 -------              -----         ------
Interest income

Cash equivalents and investment securities                       $  581              $  (155)       $   426
Commercial loans and leases                                         320               (2,739)        (2,419)
Real estate loans                                                   190                  540            730
                                                                 ------              -------        -------
 Total interest income                                            1,091               (2,354)        (1,263)
                                                                 ------              --------       --------

Interest expense

Deposits                                                            540                 (140)           400
Notes payable                                                      (150)              (1,989)        (2,139)
Subordinated debt                                                    (5)                (645)          (651)
                                                                 -------             --------       --------
 Total interest expense                                             385               (2,774)        (2,389)
                                                                 ------              --------       --------
Net interest income                                              $  706              $   420        $ 1,126
                                                                 ======              =======        =======

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

   The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB (NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the nine months ended September 30, 2001 increased to $1.3 million compared with a provision of $1.4 million for the same period during 2000.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

   Cash, cash equivalents and investment securities totaling $132.3 million at September 30, 2001 increased $44.5 million or 50.7% from $87.8 million at year-end 2000. The increase was due to growth in deposits but not having deployed funds in the way of new loans or repayments on debt. As a percentage of earning assets, cash, cash equivalents and investment securities increased to 10.3% at September 30, 2001 from 8.2% at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses at September 30, 2001 was $23 million, up by 8.1% from December 31, 2000. The allowance during the period was impacted by loans charged-off of $1.8 million, recoveries of loans previously charged-off of $1.2 million and the provision of $2.3 million. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was .3% for the nine months ended September 30, 2001 and .3% for the nine months ended September 30, 2000.

   The loan loss allowance as a percentage of loans and leases was 2.4% and 2.2% at September 30, 2001 and December 31, 2000. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

   As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 35.7% from $2.6 million at December 31, 2000 to $3.5 million at September 30, 2001. Impaired assets as a percentage of loans and leases outstanding plus real estate was .36% at September 30, 2001 compared with
 .26% at year-end 2000. The allowance for loan losses as a percentage of impaired assets decreased to 659% at September 30, 2001 from 827% at December 31, 2000.

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)

                                                        9/30/01               12/31/00                % CHANGE
                                                        -------               --------                --------
Deposits                                                $193,651              $148,961                 30.0%
Short-term debt                                          293,214               269,580                  8.8%
Long-term debt                                           287,120               291,827                 (1.6%)
Subordinated debt                                        182,053               182,022                  0.0%
                                                        --------              --------
   Total                                                $956,038              $892,390                  7.1%
                                                        ========              ========

    Interest bearing liabilities increased $63.7 million to $956 million at September 30, 2001 from $892.4 million at December 31, 2000.

    For the first nine months of 2001, deposits at NCBSB grew 30% to $193.7 million compared with $149 million at December 31, 2000. The growth was due to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 12.8 months at September 30, 2001. Deposits are a major portion of interest bearing liabilities representing 20.2% and 16.7% as of September 30, 2001 and December 31, 2000, respectively. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

    At September 30, 2001, total short-term and long-term borrowings (including subordinated debt) increased 2.6% or $18.9 million to $762.4 million in comparison to prior year-end 2000 of $743.4 million. Proceeds from the borrowings were used to fund growth in loans and leases. At September 30, 2001, and December 31, 2000, NCBSB had advances of zero and $5.0 million, respectively, from the Federal Home Loan Bank. At September 30, 2001, included in the short-term borrowings were revolving lines of credit of $96.5 million; commercial paper with a face value of $164.2 million and $33 million in borrowings from cooperative customers. At December 31, 2000, included in the short-term borrowing were revolving lines of credit of $132.5 million; commercial paper with face value of $108.3 million and $24.2 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 1.6% from year-end 2000 due to the maturity of $60.8 million and new issues of $50 million under the long-term facilities which was offset by a SFAS No. 133 valuation of $5.9 million. At September 30, 2001, there was unused capacity under short-term and long-term facilities of approximately $66.8 million and $250 million, respectively. At December 31, 2000, unused capacity under the short-term and long-term facilities was $152.5 million and $312.5 million, respectively.

TABLE 3
IMPAIRED ASSETS
(dollars in thousands)

                                   SEPT. 30         JUNE 30,          MARCH 31,        DEC. 31,         SEPT. 30
                                     2001             2001              2001             2000             2000
                                   --------         --------          --------         --------         --------
Real estate owned                  $     0           $    0            $    0           $    0           $  14

Non-accruing                         3,487            3,198             3,347            2,570             504
                                    ------           ------            ------           ------           -----
                                    $3,487           $3,198            $3,347           $2,570           $ 518
                                    ======           ======            ======           ======           =====


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             No material changes in NCB's market risk profile occurred from December 31, 2000 to September 30, 2001.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                       NATIONAL CONSUMER COOPERATIVE BANK

Date: November 14, 2001

                    By: /s/               Richard L. Reed
                                          ----------------------------
                                          Richard L. Reed,
                                          Managing Director,
                                          Chief Financial Officer



                    By: /s/               Marietta J. Orcino
                                          ----------------------------
                                          Marietta J. Orcino
                                          Vice President, Tax &
                                          Regulatory Compliance