Form 10-K405
period 2001-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2002-04-01
CIK 356801

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended DECEMBER 31, 2001 Commission file number 2-99779

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

             1725 EYE STREET N.W., SUITE 600 WASHINGTON, D.C. 20006
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                            -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: the registrant's voting stock is not traded on any market. A subsidiary of the registrant holds 3.16% of its Class B stock. All registrant's Class C and Class D stock is held by non-affiliates.

                         (Cover Continued on Next Page)

                                (Cover Continued)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                               Outstanding at December 31, 2001

Class C
(Common stock, $100.00 par value)                          221,417

Class B
(Common stock, $100.00 par value)                        1,117,388

Class D
(Common stock, $100.00 par value)                                3


INDEX

                                     PART I

Item 1        Business...................................................................................1

Item 2        Properties.................................................................................9

Item 3        Legal Proceedings..........................................................................9

Item 4        Submission of Matters to a Vote of Security Holders........................................9

                                     PART II

Item 5        Market for the Registrant's Common Stock and Related Stockholder Matters..................10

Item 6        Selected Financial Data...................................................................13

Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations.....14

Item 7A       Quantitative and Qualitative Disclosures about Market Risk................................30

Item 8        Financial Statements and Supplementary Data...............................................37

Item 9        Changes in and Disagreements with Accountants, on Accounting and Financial Disclosure.....78

                                    PART III

Item 10       Directors and Executive Officers of the Registrant........................................78

Item 11       Executive Compensation....................................................................87

Item 12       Security Ownership of Certain Beneficial Owners and Management............................88

Item 13       Certain Relationships and Related Transactions............................................89

                                     PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................94


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

         NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing services which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to the NCB Development Corporation ("NCBDC"), a non-profit corporation without capital stock organized in 1982 which makes loans and provides assistance principally to developmental cooperatives.

         The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1725 Eye Street, N.W., Washington, D.C. 20006. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB 1, Inc., EOS Financial Group, Inc., previously named NCB Financial Advisors, Inc., NCB Funding Corporation, NCB NetPlatform, Inc. and NCB Franchise Services, Inc., also know as FRANDATA, maintain offices in Lewes, Delaware. NCB Insurance Brokers, Inc. maintains its offices in New York City while NCB, FSB, previously named NCB Savings Bank, FSB maintains its principal office in Ohio and non-retail branches in New York City and Washington, D.C.

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

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

ELIGIBILITY REQUIREMENTS

         Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB under Section 108 of the Act if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition to being eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements which are customary for similar loans from financial institution.

         NCB, typically acting through subsidiaries, also makes certain loans under the general lending authority and incidental powers provisions of Section 102 of the Act to entities other than eligible cooperatives, when NCB determines such loans to be incidental to and beneficial to lending programs designed for eligible cooperatives.

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

INTEREST RATES FOR REAL ESTATE LOANS

         Real estate loans are priced under rate guidelines issued by NCB's Capital Markets Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five or 10 years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days.

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

LOANS BENEFITING LOW-INCOME PERSONS

         Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB's outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2001, NCB and NCBDC either directly funded or arranged the funding of over $187 million to borrowers meeting the low income definition.

LOANS FOR RESIDENTIAL PURPOSES

         The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30% of the gross assets of NCB.

         To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 2001, approximately 13% of NCB's total assets consisted of loans which qualify under the residential cap.

OPERATIONS OF SUBSIDIARIES

         NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

         NCB Financial Corporation ("NCBFC") is a Delaware chartered, wholly-owned, unitary thrift holding company subsidiary of NCB whose sole subsidiary is NCB, FSB, previously known as NCB Savings Bank, FSB.

         NCB, FSB, previously known as NCB Savings Bank, FSB ("NCB, FSB") is a federally chartered, federally insured savings bank located in Hillsboro, Ohio, with non-retail branches in New York City and Washington, D.C.

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

         NCB Insurance Brokers, Inc. ("NCBIB") is a New York chartered, wholly-owned subsidiary of NCBCC engaged in the business of brokering insurance to cooperatives. The operations of this subsidiary have been minimal over the past few years and it was decided to close operations and dissolve NCBIB.

         NCB 1, Inc. ("NCB 1") is a Delaware chartered wholly-owned, special purpose corporation subsidiary of NCB that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB and NCB 1 are parties to an agreement under which each agrees not to commingle the assets of NCB 1 with those of NCB.

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

         EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc. ("NCBFA"), is a Delaware chartered wholly-owned subsidiary of NCB that provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations.

         NCB Funding Corporation ("NCBFDC") is a Delaware chartered wholly-owned, special purpose corporation subsidiary of NCB that participates in the securitization and sale of real estate loans. NCBFDC is required by its certificate of incorporation to have at least two directors independent of NCB and to avoid commingling its assets with those of NCB.

         NCB NetPlatform, Inc. ("NCBNPI") is a Delaware chartered wholly-owned subsidiary of NCB that builds and offers Internet technology platforms.

         NCB Franchise Services, Inc., also known as FRANDATA, is a Delaware chartered wholly-owned subsidiary of NCBNPI that is in the information services business.

         At December 31, 2001, NCB owns 61% of Capital Avenue, Inc., a Delaware chartered corporation. Capital Avenue is an Internet-based company that markets products and services to customers through alliances with independent insurance agencies, insurance companies and other insurance entities.

COMPETITION

         Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.

REGULATION

         NCB is organized under the laws of the United States. NCB is examined annually by the Farm Credit Administration, but that agency has no regulatory or enforcement powers over NCB, and the General Accounting Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB's charter. NCB, FSB is regulated by the Office of Thrift Supervision. As a savings and loan holding company, NCB is subject to limited regulatory and enforcement powers of and examination by the Office of Thrift Supervision pursuant to 12 U.S.C. Section 1467a.

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

         NCB has determined that under the Internal Revenue Code as amended by the Act, all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income.

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

AGREEMENT CONCERNING CLASS A NOTES

         Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of January 1, 2002, the face amounts and current maturities of the outstanding replacement notes were as follows:

                              Current
      Replacement             Maturity               Face
         Note                   Date                Amount                 Maturity
----------------------- ------------------ ------------------------- ---------------------

          1                  4/1/02              $53,553,328                 3 months
          2                 10/1/02              $36,854,000                36 months
          3                 10/1/05              $55,281,000                60 months
          4                 10/1/10              $36,854,000               120 months

         When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions. At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing interest rates for Treasury obligations of comparable maturities. NCB intends generally to avail itself of this right. Thus, until the final redemption of the Class A notes, NCB would have outstanding to the U.S. Treasury four tranches of Class A notes in the maturities stated above. In November 1994, however, NCB adopted a Capitalization and Patronage Refund Policy (amended in July 2001) that contemplates the probable retirement of $25 million of Class A notes in 2010, $25 million in 2015 and $30 million in 2020.

FURTHER INFORMATION

         For further information concerning the development of NCB's business in 2001, please see the response to Item 7.


                               ITEM 2. PROPERTIES

         NCB leases space for its Washington, D.C. headquarters and for four regional offices located in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB 1, Inc., EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc., NCB Funding Corporation, NCB NetPlatform, Inc. and NCB Franchise Services, Inc., also known as FRANDATA, maintain offices in Lewes, Delaware. NCB Insurance Brokers, Inc. maintains its offices in New York City while NCB, FSB maintains its offices in Ohio with non-retail branches at NCB offices in New York City and Washington, D.C. NCB's headquarters is 48,700 square feet in size and regional offices range from 280 to 4,900 square feet. The rental expense for the fiscal year ended December 31, 2001 was $2,150,841 for NCB's headquarters and regional offices combined. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

         Minimum future rental payments, assuming present leased office space is retained for the next 5 years, without subtracting payments made to NCB under subleases of such space, are as follows for the fiscal years ended December 31:


                                              Other
     Year            Headquarters            Offices
--------------- ----------------------- -------------------

     2002            $2,212,255              $357,894
     2003            $2,278,623              $368,630
     2004            $2,346,981              $379,688
     2005            $2,417,391              $391,079
     2006            $2,489,912              $402,812


                            ITEM 3. LEGAL PROCEEDINGS

         NCB is not involved in any pending legal proceeding, other than ordinary routine litigation incidental to its business.

                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         NCB did not submit any matters to a vote of its security holders during the fourth quarter of 2001.

                                     PART II

                ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS

         NCB currently has three classes of stock outstanding the rights of which are summarized as follows:

         Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and requires each borrower under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB will also repurchase, at par value, any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. At December 31, 2001, the stock required to be repurchased was approximately 28 shares. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

         Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 5.28% during 2001. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2 percent of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of NCB's Board of Directors. On April 22, 1999, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 1999 to holders of record as of March 31, 1999. On April 27, 2000, the Board declared a cash dividend of $1.31 per share of Class C stock payable on or before June 30, 2000 to holders of record as of March 31, 2000. On April 26, 2001, the Board declared a cash dividend of 66 cents per Class C stock payable on or before June 30, 2001 to holders of record as of March 31, 2001. In November, 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

         As of December 31, 2001 there were 1,692 holders of Class B stock, 434 holders of Class C stock, and 3 holders of Class D stock.

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

         NCB plans to declare a patronage refund for the year ended December 31, 2001 of approximately $12.6 million of which $4.9 million will be distributed in cash and $7.7 million will be distributed in Class B or Class C stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

             AT DECEMBER 31,                               2001         2000          1999          1998          1997
----------------------------------------------------   ------------  ----------   -----------   -----------   -----------

 Loans and lease financing                             $  998,492    $  978,537    $  947,898    $  795,174    $  773,768
 Allowance for loan losses                                 22,240        21,260        18,694        17,426        17,638
 Total assets                                           1,159,444     1,086,486     1,056,510       933,415       869,304
 Total capital*                                           344,662       335,995       329,825       322,838       314,376
 Subordinated debt**                                      182,542       182,542       182,542       182,542       182,542
 Long-term borrowings, including subordinated debt .      479,483       474,368       468,805       413,735       387,335
 Members' equity                                          162,120       153,453       147,283       140,296       131,833
 Other borrowed funds including deposits                  776,387       710,367       695,923       575,265       531,740



FOR THE YEARS ENDED DECEMBER 31,                           2001          2000          1999          1998          1997
----------------------------------------------------   ----------    ----------    ----------    ----------    ----------

Total interest income                                  $   85,333    $   93,236    $   79,917    $   71,187    $   68,787
Total interest expense                                     51,136        61,053        49,760        45,561        41,944
Net interest income                                        34,197        32,184        30,157        25,627        26,843
Net income                                                 12,527         7,333        14,714        12,628        12,462
Ratios
 Capital to assets                                           29.7%         30.9%         31.2%         34.6%         36.2%
 Return on average assets                                     1.1%          0.7%          1.4%          1.4%          1.5%
 Return on average members' equity                            7.9%          4.9%         10.1%          9.3%          9.7%
 Net yield on interest earning assets                         3.1%          3.0%          3.0%          2.9%          3.3%
Average members' equity as a percent of
 Average total assets                                        14.0%         13.5%         14.1%         14.8%         15.3%
 Average total loans and lease financing                     15.8%         14.9%         15.8%         17.5%         17.9%
Net average loans and lease financing
  to average total assets                                    88.7%         90.6%         89.0%         84.9%         85.5%
Net average earning assets to average total assets           97.8%         97.7%         97.4%         96.0%         95.9%
Allowance for loan losses to loans outstanding                2.2%          2.2%          2.0%          2.2%          2.3%
Provision for loan losses to average loans outstanding        0.3%          0.3%          0.1%          0.1%          0.5%

* Capital includes members' equity and subordinated debt
**Excludes deferred hedge gains and SFAS No. 133 valuation

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2001 AND 2000 FINANCIAL SUMMARY

         NCB's net income for the year ended December 31, 2001 was $12.5 million. This was a 71.2% or $5.2 million increase compared with $7.3 million for the year ended December 31, 2000. The increase resulted from a 126.4% or $12.1 million increase in non-interest income which was partially offset by a decrease in net interest income and higher non-interest expenses.

         Total assets increased 6.7% or $72.9 million to $1.2 billion at December 31, 2001 from $1.1 billion at December 31, 2000. The growth in assets was the result of a $30.0 million increase in cash and cash equivalents and a $77.5 million increase in loans available for sale. NCB's portfolio of loans and leases held to maturity declined $57.5 million.

         The return on average total assets was 1.11% in 2001 compared with 0.66% in 2000. The return on average members' equity was 7.9% in 2001 compared with 4.87% in 2000.

NET INTEREST INCOME

         Net interest income for the year ended December 31, 2001 increased $2.0 million or 6.3% compared with the year ended December 31, 2000.

         For the year ended December 31, 2001, interest income decreased 8.5% or $7.9 million to $85.3 million compared with the year ended December 31, 2000. Most of the decrease resulted from lower interest rates earned on NCB's commercial loan portfolio as well as a decline in the average volume of earning assets outstanding in 2001 compared with 2000. In response to the significant reduction in short-term interest rates during 2001, the average yield on NCB's commercial loan portfolio declined to 8.40% in 2001 from 9.19% in 2000. The yield on total average earning assets declined to 7.73% in 2001 from 8.56% in 2000. The average volume of interest earning assets increased 1.3% during 2001 to $1.103 billion compared to $1.089 billion at December 31, 2000.

         Total interest expense declined $10.0 million or 16.4% from $61.1 million during the twelve months ended December 31, 2000 to $51.1 million during the same period in 2001. The decline in interest expense resulted despite a slight increase in the amount of average interest sensitive liabilities in 2001 compared with 2000. During 2001, NCB's average short-term borrowings increased slightly from $308.3 million in 2000 to

$322.0 million in 2001. In addition, average deposit volume increased from $136.5 million in 2000 to $169.3 million in 2001 with most of that growth occurring in floating-rate money market accounts rather than fixed rate certificates of deposit. Finally, average long-term notes payable, which are predominately fixed rate, declined from $291.0 million in 2000 to $262.9 million in 2001. In total, the overall yield on total interest bearing liabilities declined from 6.58% in 2000 to 5.46% in 2001 as a result of the significant decline in short-term interest rates during 2001.

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

         Weak operating results among certain borrowers in the retail food and telecommunications segments of NCB's loan portfolio caused a decline in credit quality in 2001. The allowance as a percentage of impaired assets was 390% at December 31, 2001 compared with 827% in the prior year. However, the allowance for loan losses was deemed adequate as of December 31, 2001 and an increase in the provision over 2000 levels was not considered necesssary due to a credit enhancement in the form of a letter of credit provided to secure credit facilities granted to members of a wholesale grocer. The provision for loan losses was $3.0 million in 2001 compared with $3.2 million in 2000. The provision as a percentage of average loans and leases outstanding was 0.3% and 0.3% in 2001 and 2000, respectively.

         The allowance for loan losses increased 4.6% to $22.2 million as of December 31, 2001 from $21.3 million a year earlier. The strength of the allowance is reflected in its percentage to loans and leases outstanding, which was 2.2% at December 31, 2001, unchanged from 2.2% at December 31, 2000.

TABLE 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

                                                      2001 COMPARED TO 2000                2000 COMPARED TO 1999
                                                       INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                        DUE TO CHANGE IN:                    DUE TO CHANGE IN:
                                              ----------------------------------     -----------------------------------

                                               AVERAGE      AVERAGE                    AVERAGE     AVERAGE
FOR THE YEARS ENDED DECEMBER 31,               VOLUME*       RATE          NET**       VOLUME*      RATE          NET**

INTEREST INCOME

Cash equivalents and investment securities    $  1,111     $ (2,967)    $ (1,856)    $   (506)    $     76     $   (430)
Commercial loans and leases                        179       (4,616)      (4,437)      11,557        3,374       14,931
Real estate loans                                 (801)        (810)      (1,611)      (3,418)       2,237       (1,181)
                                              --------     --------     --------     --------     --------     --------

Total interest income                              489       (8,393)      (7,904)       7,633        5,687       13,320
                                              --------     --------     --------     --------     --------     --------
INTEREST EXPENSE

Deposits                                         1,566         (147)       1,419          543          486        1,029
Notes payable                                   (1,627)      (8,042)      (9,669)       4,027        5,385        9,412
Subordinated debt                                  (19)      (1,647)      (1,666)          (9)         860          851
                                              --------     --------     --------     --------     --------     --------

Total interest expense                             (80)      (9,836)      (9,916)       4,561        6,731       11,292
                                              --------     --------     --------     --------     --------     --------

Net interest income                           $    569     $  1,443     $  2,012     $  3,072     $ (1,044)    $  2,028
                                              ========     ========     ========     ========     ========     ========


*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

TABLE 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31,                                  2001                                  2000
                                               ----------------------------------------  -----------------------------------
                                                                               AVERAGE                               AVERAGE
                                                   AVERAGE        INCOME/       RATE/    AVERAGE       INCOME/       RATE/
ASSETS                                             BALANCE*       EXPENSE       YIELD    BALANCE*      EXPENSE       YIELD
                                               -----------        -------      -------  ---------     ---------    --------
Interest earning assets
  Real estate loans                               $414,888        $33,073       7.97%    $424,814      $34,684        8.16%
  Commercial loans and leases                      586,800         49,302       8.40%     584,848       53,739        9.19%
                                               -----------        -------              ----------      -------
  Total loans and leases                         1,001,688         82,375       8.22%   1,009,662       88,423        8.76%
Investment securities and cash
  equivalents                                      101,863          2,958       2.90%      79,423        4,814        6.06%
                                               -----------        -------              ----------      -------
  Total interest earning assets                  1,103,551         85,333       7.73%   1,089,085       93,237        8.56%
                                               -----------        -------              ----------      -------
Allowance for loan losses                          (22,133)                               (19,623)
Non-interest earning assets
  Cash                                               4,032                                  3,988
  Other                                             43,509                                 40,775
                                               -----------                             ----------
  Total non-interest earning assets                 47,541                                 44,763
                                               -----------                             ----------
  Total assets                                 $ 1,128,959                             $1,114,225
                                               ===========                             ==========
LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                                182,089          9,648       5.30%  $  182,392      $11,314        6.20%
  Notes payable                                    584,881         33,398       5.71%     608,653       43,067        7.08%
  Deposits                                         169,285          8,090       4.78%     136,584        6,671        4.88%
                                               -----------        -------              ----------      -------
  Total interest bearing liabilities               936,255         51,136       5.46%     927,629       61,052        6.58%
                                               -----------        -------                              -------
Other liabilities                                   34,110                                 36,160
Members' equity                                    158,594                                150,436
                                               -----------                             ----------
  Total liabilities and members' equity         $1,128,959                             $1,114,225
                                               ===========                             ==========
Net interest earning assets                       $167,296        $34,197                $161,456
Net interest revenues and spread                                                2.27%                  $32,185        1.98%
Net yield on interest earning assets                                            3.10%                                 2.96%



                                                                   1999
                                                   ---------------------------------
                                                                             AVERAGE
                                                   AVERAGE      INCOME/       RATE/
ASSETS                                             BALANCE*     EXPENSE       YIELD
                                                  ---------    ---------     -------
Interest earning assets
  Real estate loans                               $  467,766    $35,865       7.67%
  Commercial loans and leases                        456,885     38,808       8.49%
                                                  ----------    -------
  Total loans and leases                             924,651     74,673       8.08%
Investment securities and cash
  equivalents                                         87,787      5,244       5.97%
                                                  ----------    -------
  Total interest earning assets                    1,012,438     79,917       7.89%
                                                  ----------    -------
Allowance for loan losses                            (18,330)
Non-interest earning assets
  Cash                                                 6,039
  Other                                               39,259
                                                  ----------
  Total non-interest earning assets                   45,298
                                                  ----------
  Total assets                                    $1,039,406
                                                ============
LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                               $  182,542    $10,463       5.73%
  Notes payable                                      547,143     33,655       6.15%
  Deposits                                           125,058      5,642       4.51%
                                                  ----------    -------
  Total interest bearing liabilities                 854,743     49,760       5.82%
                                                                -------
Other liabilities                                     38,470
Members' equity                                      146,193
                                                  ----------
  Total liabilities and members' equity           $1,039,406
                                                  ==========
Net interest earning assets                         $157,695
Net interest revenues and spread                                $30,157       2.07%
Net yield on interest earning assets                                          2.98%


*Based on monthly balances. Average loan balances include nonaccrual loans.

         Total impaired assets (non-accruing and restructured loan and foreclosed real estate (REO)) increased to $5.7 million at December 31, 2001 from $2.6 million at December 31, 2000. NCB had no foreclosed real estate at December 31, 2001 or December 31, 2000. At December 31, 2001 and 2000, impaired assets as a percentage of total capital were 3.5% and 1.7%, respectively.

         SEE TABLE 3 & TABLE 4

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

         SEE TABLE 5

         NON-INTEREST INCOME


         Total non-interest income increased $12.0 million or 126.4% from $9.6 million during the year ended December 31, 2000 to $21.6 million for the year ended December 31, 2001. Non-interest income is composed of loan fees, gains or losses on sale of loans to secondary market investors, servicing fees, excess yield income, and other income.

         Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees. In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program. During 2001, loan fees increased $4.4 million or 183.3% to $6.8 million compared with $2.4 million in 2000. Most of the increase resulted from higher loan and lease prepayment fees which increased from $0.3 million in 2000 to $2.7 million in 2001 due to prepayments in real estate loans owned and serviced as well as the prepayment of existing leases. Letter of credit fee income increased from $1.7 million in 2000 to $1.9 million in 2001 due to growth in the volume of letters of credit extended to NCB customers. Finally, net fees generated from NCB's grocery loan conduit increased from $0.1 million in 2000 to $0.9 million in 2001.

         Gains on sales of loans of $8.5 million in 2001, which represented 38.1% of non-interest income, increased 256% from $2.4 million in 2000. Gains on sale of loans average 1.77% in 2001 compared with 0.78% in 2000. The increase resulted from improved investor spreads and higher volume of loans sold in 2001 compared with 2000. Loan sales in 2001 and 2000 were $477.5 million and $306.8 million, respectively. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 2001 and 2000.

         Servicing fee income remained a stable source of non-interest income for NCB in 2001. NCB's servicing fee income increased from $2.9 million in 2000 to $3.3 million in 2001 due to growth in the volume of loans serviced which increased from $2.2 billion at December 31, 2000 to $2.5 billion as of December 31, 2001. Excess yield income, which is income derived from the portions of loans sales retained by NCB, increased by 137.5% in 2001 to $1.9 million from $0.8 million in 2000 due to the increase in the volume of retained interests in 2001 compared with 2000.

         Finally, other non-interest income, which includes items such as financial advisory fees, management fees and other sources of miscellaneous income, increased by 132% to $9.9 million in 2001 from $4.2 million in 2000.

         In total, non-interest income amounted to 38.8% of total net revenue (net interest income plus non-interest income) in 2001 compared with 22.9% in 2000.

TABLE 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)


FOR THE YEARS ENDED DECEMBER 31,                 2001            2000            1999             1998              1997
                                               -------          -------         -------          -------          -------

Balance at beginning of year                   $21,260          $18,694         $17,426          $17,638          $15,504
                                               -------          -------         -------          -------          -------
Charge-offs
    Commercial                                   3,973              909             244            1,161              597
    Real estate                                      -              362              20               70              958
                                               -------           ------          ------           ------           ------
         Total charge-offs                       3,973            1,271             264            1,231            1,555
                                               -------           ------          ------           ------           ------
Recoveries
    Commercial                                   1,495              126             437              101              133
    Real estate                                    396              504             186               75               52
                                               -------           ------          ------           ------           ------
         Total recoveries                        1,891              630             623              176              185
                                               -------           ------          ------           ------           ------

Net charge-offs (recoveries)                     2,082              641            (359)           1,055            1,370
                                               -------           ------          ------           ------           ------

Provision for loan losses                        3,062            3,207             909              843            3,504
                                               -------           ------          ------           ------           ------

Balance at end of year                         $22,240          $21,260         $18,694          $17,426          $17,638
                                               =======          =======         =======          =======          =======

TABLE 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)


AT DECEMBER 31,                                      2001                        2000                     1999
                                             ---------------------       ---------------------     ---------------------
                                                           PERCENT                    PERCENT                  PERCENT
                                             AMOUNT       OF TOTAL       AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                             ------       --------       ------      --------      ------      --------
Loans and lease financing

 Commercial*                                $480,262       48.1        $519,726        53.1%     $470,913       49.7%
 Real estate - residential*                  431,186       43.2         370,511        37.9       408,204       43.1
 Real estate - commercial                      4,490         .5           4,738          .5         8,677         .9
 Lease financing                              82,554        8.2          83,562         8.5        60,104        6.3
                                             -------       ----        --------       -----      --------      -----

Total loans and lease financing             $998,492      100.0%       $978,537       100.0%     $947,898      100.0%
                                            ========      =====        ========       =====      ========      =====


Allocation of allowance for
 loan losses

 Commercial                                  $14,276       64.2%       $ 11,506        54.1%     $ 10,659       57.0%
 Real estate - residential                     7,072       31.8%          9,410        44.3         4,484       24.0
 Lease financing**                                 0        0.0               0         0.0           301        1.6
 Unallocated                                     892        4.0             344         1.6         3,250       17.4
                                            --------      -------      ---------       -----     --------      -----

Total allowance for loan losses             $ 22,240      100.0%       $ 21,260       100.0%     $ 18,694      100.0%
                                            ========      =======      =========       =====     ========      =====



AT DECEMBER 31,                                      1998                        1997
                                             ---------------------       ---------------------
                                                           PERCENT                    PERCENT
                                             AMOUNT       OF TOTAL       AMOUNT      OF TOTAL
                                             ------       --------       ------      --------
Loans and lease financing

 Commercial*                                $353,768        44.5%       $347,658       44.9%
 Real estate - residential*                  386,565        48.6         389,153       50.3
 Real estate - commercial                      7,350          .9           7,025        1.0
 Lease financing                              47,491         6.0          29,932        3.8
                                            --------       -----        --------      -----

Total loans and lease financing             $795,174       100.0%       $773,768      100.0%
                                            ========       =====        ========      =====
Allocation of allowance for
 loan losses

 Commercial                                 $  9,240        53.1%       $ 10,348       58.7%
 Real estate - residential                     6,097        35.0           6,971       39.5
 Lease financing**                               671         3.8             319        1.8
 Unallocated                                   1,418         8.1               0        0.0
                                            --------       -----        --------       -----

Total allowance for loan losses             $ 17,426       100.0%       $ 17,638       100.0%
                                             =======       =====        ========       =====


*Includes loans held for sale

**In 2001 and 2000, there was no allocation since the cash reserves maintained at NCB, FSB for these leases were more than sufficient to cover the required allowance.

TABLE 5
IMPAIRED ASSETS
(dollars in thousands)


AT DECEMBER 31,                                             2001      2000      1999      1998      1997
                                                            ----      ----      ----      ----      ----

Real estate owned                                          $ --      $ --      $2,687    $4,343    $5,115

Non-accruing loans                                          5,694     2,570       580     2,385     3,030
                                                           ------    ------    ------    ------    ------

Percentage of total loans and leases outstanding           $5,694    $2,570    $3,267    $6,728    $8,145
                                                           ======    ======    ======    ======    ======

Non-interest Expense

         Non-interest expense for the year ended December 31, 2001 increased 30.8% or $9.1 million to $38.3 million compared with $29.3 million for the prior year. Compensation and benefits increased 24.7% or $3.9 million from last year. The increase was due to higher employee count and increased incentive-based compensation accruals and regular annual merit increases. At December 31, 2001, NCB and its consolidated subsidiaries employed 217 employees compared with 202 employees one year earlier. Salaries and benefits accounted for 50.5% of non-interest expense in 2001 compared with 54.0% in 2000. For the year ended December 31, 2001, contractual services increased 36.0% due primarily to the development of NCB's internet marketing and franchise data businesses. Occupancy and equipment expenses increased 35.8% due primarily to the relocation of NCB's headquarters offices within Washington, D.C. The increase in Other expenses resulted from increased loan and lease processing and servicing costs and other non-recurring charges. Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. There were no contributions to NCBDC in 2001 and 2000. Non-interest expense, as a percentage of average assets was 3.4% and 2.6% in 2001 and 2000, respectively.

Income Taxes

         Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB, and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation.

         Note 19 to the consolidated financial statements contains additional discussions of NCB's tax status.

2000 AND 1999

         Net income for the year ended December 31, 2000 was $7.3 million, representing a decrease of $7.4 million or 50.2% compared with $14.7 million for the year ended December 31, 1999. The decrease resulted primarily from a $6.1 million decline in non-interest income, a $2.3 million increase in the provision for possible credit losses and a $0.8 million increase in non-interest expenses.

         Assets totaled $1.09 billion at December 31, 2000, an increase of 2.8% or $30 million from December 31, 1999. This increase resulted from growth in cash and cash equivalents, restricted cash and investment securities of $4 million as well as a $28.1 million increase in loans held for sale and loans and lease financing, net of the allowance for possible credit losses.

         Net interest income increased $2 million or 6.7% in 2000 compared with 1999. Interest income increased $13.3 million or 16.7% due mostly to a 28% increase in average commercial loan and lease volume and a 70 basis point increase in the average yield on the commercial portfolio. Interest expense increased $11.3 million or 22.7% due to an 8.5% increase in average interest bearing liabilities and a 76 basis point increase in the cost of that funding compared with 1999. The net yield on interest earning assets was 2.96% in 2000 compared with 2.98% in 1999.

         Weak operating results among certain borrowers in the hardware and grocery wholesale segments of NCB's portfolio caused a decline in credit quality in the first half of 2000. The provision for possible credit losses increased to $3.2 million in 2000 from $0.9 million in 1999 in response to this decline. The provision as a percentage of average loans and leases outstanding was 0.3% and 0.1% in 2000 and 1999, respectively.

         The allowance for possible loan losses increased 13.7% to $21.3 million as of December 31, 2000 from $18.7 million a year earlier. The allowance as percentage of loans and leases outstanding increased to 2.2% at December 31, 2000 from 2.0% at December 31, 1999. The allowance as a percentage of impaired assets increased to 827% from 572% over the same period.

         Non-interest income decreased 39% to $9.6 million in 2000 from $15.7 million in 1999. Most of the decline resulted from lower gains on sale of real estate loans which totaled $2.4 million in 2000 compared with $8.4 million in 1999. The combined effect of lower origination volume and tighter investor spreads relative to 1999 served to reduce the level of gains when compared with 1999.

         Non-interest expenses increased 2.4% or $0.7 million to $29.3 million in 2000 compared with $28.6 million in 1999. The increase was driven by higher compensation and benefits expenses which increased $1.4 million or 9.9% in 2000 compared with 1999. At December 31, 2000, NCB and its subsidiaries employed 202 employees compared with 187 at December 31, 1999.

         Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based on the approval of NCB's Board of Directors. There was no contribution to NCBDC in 2000 while in 1999 a $1 million contribution was made to fund certain business activities. Non-interest expense, adjusted for the contribution to NCBDC, as a percentage of average assets was 2.6% in 2000 compared with 2.7% in 1999.

2001 AND 2000 FOURTH QUARTER RESULTS

         Net income for the fourth quarter of 2001 increased 112.6% or $2.0 million to $3.8 million compared with $1.8 million for the prior year's quarter. The positive variance resulted primarily from an increase of $5.4 million in non-interest income partially offset by an increase in non-interest expense of $2.8 million. The increase in the non-interest income resulted from higher net gains on a higher volume of loans sold. The increase in the non-interest expense was due to higher compensation and employee benefit costs.

         SEE TABLE 6

SOURCES OF FUNDS

CAPITAL MARKETS ACCESS

         NCB maintains credit facilities provided by a consortium of banks. At year-end 2001 and 2000, total borrowing capacity under these facilities was $360.5 million and $417.5 million, respectively. The outstanding balance at December 31, 2001 was $50.5 million compared with an outstanding balance of $132.5 million at December 31, 2000.

         NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio
(FHLB) and it has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 150% of such advances. NCB, FSB has an $80 million line with FHLB under its cash management advance program. There were outstanding advances of $0 and $5 million at December 31, 2001 and 2000, respectively.

         NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December 31, 2001 and 2000, the short-term borrowings outstanding were $16.1 million and $24.2 million, respectively.

         Usage on all short-term borrowings, as measured by average outstanding balances during the year, increased from $297.5 million in 2000 to $322 million in 2001. The reason for the increase was growth in real estate and commercial loans and leases and additional activity to fund warehoused real estate loans.

         In 1999, NCB received Board approval to issue up to $400 million under a medium-term note program. As of December 31, 2001 and 2000, NCB had $154 million and $137.5 million outstanding under this program. Additionally, in 1999, NCB received Board approval to issue up to $250 million in commercial paper. At year-end 2001 and 2000, face values of $190.6 million and $108.3 million, respectively, were outstanding.

         In August 1999, NCB also received Board approval to issue up to $50 million in trust-preferred securities, preferred stock or subordinated debt. There was no outstanding issuance at December 31, 2001 and 2000.

         As of December 31, 2001, unused capacity under the short-term and long-term facilities of approximately $90.3 million and $231 million, respectively, is sufficient to meet anticipated disbursements in 2002.

         NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB, FSB, for sale into the secondary market. In 2001, NCB sold $477.5 million of cooperative real estate, commercial and share loans compared with $306.8 million in the prior year.

         Since 1995, NCB has utilized a commercial paper conduit with MBIA to provide additional funding and liquidity for NCB's retail member grocery portfolio. Under the facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in return sold the purchased term loans to MBIA's Triple-A-One Funding Corporation. Triple-A-One Funding Corporation funded the purchase by issuing commercial paper backed by the purchased term loans. In July 2001, NCB reduced the size of the facility from $56 million in 2000 to $13 million in 2001 and subsequently structured a new $136 million facility with Nieuw Amsterdam Receivables Corporation (NARC, a subsidiary of Rabobank International). Under the NARC facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in turn sold the purchased term loans to NARC. NARC, in turn, funded the purchase by issuing commercial paper backed by the purchased term loans.

         In December 2000, NCBFDC was created to facilitate the sale of real estate loans. Under a $150 million conduit facility structured with Credit Suisse First Boston (CSFB), NCB sells eligible real estate loans to NCBFDC which in turn sells interests in the loans to eligible purchasers. At December 31, 2001 and 2000, interests sold totaled $63.5 million and $41.5 million, respectively.

         In 2002, NCB expects to sell $520.4 million of commercial, real estate, and share loans in the secondary market, some of which will be originated subsequent to December 31, 2001.

TABLE 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollars in thousands)


                                              2001                                    2000
                             --------------------------------------   -------------------------------------
FOR THE THREE MONTHS ENDED   DEC. 31   SEPT.30*  JUNE 30*  MARCH 31*  DEC. 31   SEPT. 30  JUNE 30  MARCH 31
                             -------   -------   -------   --------   -------   --------  -------  --------

Interest income              $19,097   $22,478   $21,481   $22,277    $24,076   $23,385   $23,953   $21,822
Interest expense              10,704    13,097    13,043    14,291     15,190    15,486    16,099    14,278
                             -------   -------   -------   -------    -------   -------   -------   -------

Net interest income            8,393     9,381     8,438     7,986      8,886     7,899     7,854     7,544
Provision for loan losses        757       805       750       750        751     2,015       429        12
                             -------   -------   -------   -------    -------   -------   -------   -------

Income after provision for
  loan losses                  7,636     8,576     7,688     7,236      8,135     5,884     7,425     7,532
Non-interest income            8,123     3,646     5,111     4,764      2,735     3,891     1,509     1,424
                             -------   -------   -------   -------    -------   -------   -------   -------

Net revenue                   15,759    12,222    12,799    12,000     10,870     9,775     8,934     8,956
Non-interest expense          11,417     9,701     8,973     8,262      8,638     7,077     6,536     7,078
                             -------   -------   -------   -------    -------   -------   -------   -------

Income before income taxes     4,342     2,521     3,826     3,738      2,232     2,698     2,398     1,878

Provision for income taxes       566       563       334       437        456       612       427       378
                             -------   -------   -------   -------    -------   -------   -------   -------

Net income                   $ 3,776   $ 1,958   $ 3,492   $ 3,301    $ 1,776   $ 2,086   $ 1,971   $ 1,500
                             =======   =======   =======   =======    =======   =======   =======   =======


* The financial results for the indicated periods have been restated for adjustments to deferred loan origination costs, amortization of interest-only receivables, loan sale activity and accrued incentive compensation, as well as for the reclassification of certain income and expense items. The Form 10Qs for these periods have been amended.

  DEPOSITS

         At NCB's wholly owned subsidiary, NCB, FSB, deposits increased 49.6% to $222.9 million in 2001 from $149.0 million a year earlier. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 2001 and 2000 were 3.5% and 4.9%, respectively. The average maturity of the certificates of deposit at December 31, 2001 was 9.9 months compared with 15.4 months at the same period in the prior year. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities - 23.1% in 2001 compared with 16.7% in 2000. Management anticipates that deposits will represent an increasing portion of its funding structure.

USES OF FUNDS

LOANS AND LEASES

         Loans and leases outstanding increased 2.0% to $998.5 million at year-end 2001 from $978.5 million in 2000.

         The commercial loan and lease portfolio decreased 7.0% to $562.8 million at December 31, 2001 compared with $604.9 million a year earlier. Total commercial loan and lease originations declined 11.7% from $187.1 million in 2000 to $165.3 million in 2001 due in large part to the weaker economic environment in 2001.

         NCB's real estate portfolio increased 16.6% to $435.7 million at the end of 2001 from $373.7 million at same period last year. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family share loans. The increase resulted primarily from the decline in interest rates in 2001 particularly in the second half of the year. As a result the volume of loans available for sale increased to $176.5 million at December 31, 2001 from $99.1 million at December 31, 2000.

         For 2002, NCB expects disbursements in its commercial and real estate lines of business to be approximately $125.9 million and $658.9 million, respectively.

         SEE TABLE 7

CASH, CASH EQUIVALENTS, AND INVESTMENT SECURITIES

         Cash, cash equivalents, and investments increased 54.4% or $47.8 million to $135.6 million at December 31,2001, compared with $87.8 million in 2000. Growth resulted from primarily from increased cash balances held by NCB, FSB as a result of deposit growth. Cash, cash equivalents, and investment securities represent 11.9% of interest earning assets in 2001 compared with 8.2% in 2000.

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk ("IRR"). NCB's liquidity and IRR are managed by the Asset Liability Committee which meets monthly. The purpose of the committee is to develop and implement strategies, including the buying and selling of off-balance sheet instruments such as interest rate swaps and financial futures contracts, and to ensure sufficient reward for known and controlled risk.

         Overall, NCB's Asset Liability Committee adheres to the philosophy that a consistently balanced position results in the safest and most predictable net interest earnings stream over various interest rate cycles.

LIQUIDITY

         Liquidity is the ability to meet financial obligations either through the sale or maturity of existing assets or through the raising of additional funds. Maintaining adequate liquidity therefore requires careful coordination of the maturity of assets and liabilities.

         NCB's asset liquidity is generally provided by maintaining near-cash and short-term investments which can be converted to cash at little or no cost. These investments include: federal funds, overnight investments, Eurodollar investments, commercial paper, certificates of deposit, and other short-term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 2001, NCB held $66.5 million in cash and cash equivalents compared with $36.4 million in cash and cash equivalents at year-end 2000. These funds are normally used to fund business operations.

         At December 31, 2001 and 2000, NCB had $27.2 million and $26.3 million, respectively, of investment securities which are a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity remained at approximately 2 years in both 2001 and 2000.

         Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB's success in asset securitization. In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

         At December 31, 2001, NCB had $360.5 million of revolving lines of credit, of which $174 million was committed until May 22, 2002 and $154 million was committed until May 23, 2003. The remaining balance of $32.5 million was uncommitted at December 31, 2001. Average outstanding balances were $120.7 million in 2001 compared with $61.5 million in 2000. In February 2002, NCB increased its committed lines of credit from $328 million to $350 million, of which $175 million is committed until February 11, 2003 and $175 million is committed until February 11, 2005.

         NCB maintains available committed capacity, under its short-term facilities, in an amount not less than the outstanding commercial paper balance.

         Additionally, NCB has authority to issue up to $400 million under the medium-term program. As of December 31, 2001, $154 million is outstanding under this program.

         Finally, NCB's wholly owned subsidiary, NCB, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity. NCB, FSB uses cooperative deposits to co-originate loans with NCB.

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

         Interest rate risk is managed by the Asset Liability Committee (ALCO), which is composed of senior officers of NCB, in accordance with policies approved by NCB's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans ("mortgage pipeline"),and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

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

         The following tables present an analysis of the sensitivity inherent in NCB's net interest income and market value of portfolio equity (market value of assets, less liabilities and off-balance-sheet instruments). The interest rate scenarios presented in the table include interest rates at December 31, 2001 and December 31, 2000 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points.

         Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB's interest sensitivity gap (defined below).

                                         2001
      -----------------------------------------------------------------------------------
         CHANGE IN                   CHANGE IN NET                 CHANGE IN MARKET VALUE
      INTEREST RATES                INTEREST INCOME                  OF PORTFOLIO EQUITY
      --------------                ---------------                ----------------------
          +200                           1.6%                               (4.2)%
          +100                            .6                                (2.2)
             0                           0.0                                 0.0
          -100                          (1.1)                                2.5
          -200                          (5.6)                                4.2

                                        2000
      -----------------------------------------------------------------------------------
         CHANGE IN                   CHANGE IN NET                 CHANGE IN MARKET VALUE
      INTEREST RATES                INTEREST INCOME                  OF PORTFOLIO EQUITY
     --------------                ---------------                ----------------------
          +200                          (3.8)%                              (4.2)%
          +100                          (1.8)                               (2.1)
             0                           0.0                                 0.0
          -100                           2.9                                 3.2
          -200                           1.6                                 1.9


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

         The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB's one-year cumulative gap positions at December 31, 2001 and 2000 were positive $36.3 million or 3.13% of assets and positive $38.1 million or 3.50% of assets, respectively.

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

         The following tables set forth the expected maturity and repricing characteristics of NCB's consolidated assets, liabilities and off-balance sheet contracts at December 31, 2001 and 2000.

         SEE TABLE 8 AND TABLE 9

         Table 8 indicates that on December 31, 2001 NCB had gaps (as a percentage of total assets) of positive 3.13% and negative 0.59% at the one year and 180 day time horizons, respectively. Table 9 indicates that on December 31, 2000, NCB had a positive gap (as a percentage of total assets) of 3.50% and 2.81% at the one year and 180 day time horizons, respectively. At December 31, 2001 and 2000, NCB's static gap positions were in compliance with existing Board policies.

TABLE 7
MATURITY SCHEDULE OF LOANS
(dollars in thousands)

                                                                    ONE YEAR
                                                 ONE YEAR            THROUGH                 OVER
                                                  OR LESS          FIVE YEARS             FIVE YEARS          TOTAL
                                                 --------          ----------             ----------          -----
Commercial                                          $38,200         $286,800                $155,262         $480,262
Real estate-residential                              12,656           64,521                 354,009          431,186
Real estate-commercial                                1,936            1,526                   1,028            4,490
Leases                                                  630           81,924                       -           82,554
                                                    -------         --------                --------         --------
Total loans and leases                              $53,422         $434,771                $510,299         $998,492
                                                    =======         ========                ========         ========

Fixed interest rate loans                                           $194,818                $259,121

Variable interest rate loans                                         239,953                 251,178
                                                                    --------                --------

                                                                    $434,771                $510,299
                                                                    ========                ========

TABLE 8
INTEREST RATE SENSITIVITY
(dollars in thousands)



                                                                                                            OVER 12
                                           INTEREST     INTEREST     INTEREST     INTEREST    INTEREST    MONTHS AND
                                          -SENSITIVE   -SENSITIVE   -SENSITIVE   -SENSITIVE  -SENSITIVE  NON-INTEREST
AT DECEMBER 31, 2001                        30 DAY       3 MONTH     6 MONTH      12 MONTH      TOTAL      SENSITIVE       TOTAL
                                          -----------  ----------   ----------   ----------  ----------  ------------      -----
Interest earning assets
   Cash and cash equivalents              $   76,891     $     -   $      371      $     -   $   77,262   $    7,100    $   84,362
   Investment securities                       4,036       1,727        6,956        1,594       14,313       36,892        51,205
   Loans and leases                          395,041      31,375       36,791       83,830      547,037      429,215       976,252
   Other assets - net                          2,728         225          343          705        4,001       43,624        47,625
                                          ----------  ----------   ----------   ----------   ----------   ----------    ----------

     Total interest earning assets        $  478,696  $   33,327   $   44,461   $   86,129   $  642,613   $  516,831    $1,159,444
                                          ==========  ==========   ==========   ==========   ==========   ==========    ==========

Interest bearing liabilities
   Deposits                               $   79,280  $   15,135       29,905       27,754      152,074       70,816       222,890
   Short-terms borrowings                    127,120     130,060            -            -      257,180         (626)      256,554
   Long-term debt                             29,000     110,000            -        8,333      147,333      149,608       296,941
   Subordinated debt                          53,553           -            -       36,854       90,407       96,045       186,452
                                          ----------   ---------    ---------    ---------   ----------    ---------    ----------
     Total interest bearing liabilities      288,953     255,195       29,905       72,941      646,994      315,843       962,837

Other
   Other non-interest bearing, net                 -           -            -            -            -      196,607       196,607
   Effect of interest rate swaps and
     financial futures                         2,567     (11,510)      (1,760)     (30,000)     (40,703)      40,703             -
                                          ----------  ----------   ----------   ----------   ----------   ----------    ----------
     Total liabilities & members equity,
       net of derivatives                 $  291,520  $  243,685   $   28,145   $   42,941   $  606,291   $  553,153    $1,159,444
                                          ==========  ==========   ==========   ==========   ==========   ==========    ==========

Repricing difference                      $  187,176  $ (210,358)  $   16,316   $   43,188   $   36,322
                                          ==========  ==========   ==========   ==========   ==========
Cumulative gap                            $  187,176  $  (23,182)  $   (6,866)  $   36,322
                                          ==========  ==========   ==========   ==========
Cumulative gap as % total assets              16.14%      -2.00%       -0.59%        3.13%
                                              ======      ======       ======        =====


TABLE 9
INTEREST RATE SENSITIVITY
(dollars in thousands)



                                                                                                           OVER 12
                                         INTEREST      INTEREST    INTEREST     INTEREST      INTEREST    MONTHS AND
                                       -SENSITIVE    -SENSITIVE   -SENSITIVE   -SENSITIVE    -SENSITIVE  NON-INTEREST
AT DECEMBER 31, 2000                      30 DAY       3 MONTH     6 MONTH      12 MONTH        TOTAL      SENSITIVE       TOTAL
                                       -----------   ----------   ----------   ----------    ----------  ------------      -----
Interest earning assets
   Cash and cash equivalents           $    43,599   $         0  $         0  $         0   $    43,599  $         0   $    43,599
   Investment securities                       677         4,616        1,142        7,169        13,604       33,102        46,706
   Loans and leases                        397,375        33,135       50,720       86,811       568,041      420,761       988,802
                                       -----------   -----------  -----------  -----------   -----------  -----------   -----------
     Total interest earning assets     $   441,651   $    37,751  $    51,862  $    93,980   $   625,244  $   453,863   $ 1,079,107
                                       ===========   ===========  ===========  ===========   ===========  ===========   ===========
Interest bearing liabilities
   Deposits                            $    54,060   $     5,191  $    20,048  $    25,302   $   104,601  $    44,360   $   148,961
   Short-terms borrowings                  244,683        24,897            0            0       269,580            0       269,580
   Long-term debt*                          82,500        20,000            0       30,000       132,500      160,000       292,500
   Subordinated debt*                       53,553             0            0            0        53,553      128,989       182,542
                                       -----------   -----------  -----------  -----------   -----------  -----------   -----------
     Total interest bearing
       liabilities                         434,796        50,088       20,048       55,302       560,234      333,349       893,583

Other
   Other non-interest bearing, net               0             0            0            0             0      189,177       189,177
   Effect of interest rate swaps and
     financial futures                     (21,545)       78,431            0      (30,000)       26,886      (30,539)       (3,653)
                                       -----------   -----------  -----------  -----------   -----------  -----------   -----------
     Total liabilities, net of effect
       of swaps                        $   413,251   $   128,519  $    20,048  $    25,302   $   587,120  $   491,987   $ 1,079,107
                                       ===========   ===========  ===========  ===========   ===========  ===========   ===========

Repricing difference                   $    28,400   $   (90,768) $    31,814  $    68,678   $    38,124  $  (38,124)
                                       ===========   ===========  ===========  ===========   ===========  ==========

Cumulative gap                         $    28,400   $   (62,368) $   (30,554) $    38,124
                                       ===========   ===========  ===========  ===========

Cumulative gap as % total assets             2.61%        -5.74%        2.81%        3.50%
                                             =====        ======        =====        =====


*Net of premiums/discounts.

CAPITAL

         NCB's strong capital position should support growth, continuing access to financial markets, and allow for greater flexibility during difficult economic periods.

         Historically, NCB has maintained a strong capital structure. NCB's average equity to average assets was 14.0% in 2001 compared with 13.5% in 2000. When including NCB's subordinated debt, NCB's average total capital to average assets was 30.2% and 29.9% in 2001 and 2000, respectively. The Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2001, NCB, FSB maintained capital levels well in excess of regulatory requirements.

PATRONAGE POLICY

         Each year, NCB declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In September 2001, NCB distributed $8.8 million to its active member-borrowers. Of this total, approximately $3.8 million was distributed in cash.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



Vienna, Virginia
March 29, 2002

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,
                                                                    -----------------------------------------------
ASSETS                                                                      2001                      2000
                                                                    ----------------------     --------------------
Cash and cash equivalents                                                $    66,487,131             $   36,494,978
Restricted cash                                                               17,874,790                  3,875,549
Investment securities
  Available-for-sale (amortized cost of $46,544,199 and $44,356,867)          47,584,572                 44,505,034
  Held-to-maturity (fair value of $3,528,171 and $3,038,931)                   3,620,419                  2,923,694
Loans held for sale                                                          176,540,933                 99,077,161
Loans and lease financing                                                    821,950,845                879,459,566
  Less: Allowance for loan losses                                            (22,239,903)               (21,260,284)
                                                                          --------------              -------------
  Net loans held for sale and loans and lease financing                      976,251,875                957,276,443

Other assets                                                                  47,624,841                 41,410,785
                                                                          --------------             --------------

  Total assets                                                            $1,159,443,628             $1,086,486,483
                                                                          ==============             ==============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                                                  $  222,889,886             $  148,960,621
Patronage dividends payable in cash                                            4,922,056                  3,330,296
Other liabilities                                                             29,565,029                 37,313,873
Borrowings
  Short-term                                                                 256,553,797                269,579,985
  Long-term
     Current                                                                  78,333,333                 52,500,000
     Non-current                                                             218,607,792                239,326,520

  Subordinated debt                                                          186,451,787                182,022,471
                                                                          --------------             --------------
  Total borrowings                                                           739,946,709                743,428,976
                                                                          --------------             --------------
  Total liabilities                                                          997,323,680                933,033,766
                                                                          --------------             --------------
MEMBERS' EQUITY
Common stock
  Class B                                                                    111,738,805                107,440,170
  Class C                                                                     22,141,668                 22,017,993
  Class D                                                                            300                        300
Retained earnings
  Allocated                                                                    7,677,591                  5,433,641
  Unallocated                                                                 17,287,555                 16,804,590
Accumulated other comprehensive income                                         3,274,029                  1,756,023
                                                                          --------------             --------------

  Total members' equity                                                      162,119,948                153,452,717
                                                                          --------------             --------------
  Total liabilities and members' equity                                   $1,159,443,628             $1,086,486,483
                                                                          ==============             ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,                                            2001             2000              1999
                                                                  -----------      -----------       -----------
Interest income
  Loans and lease financing                                       $82,374,874      $88,422,307       $74,673,172
  Investment securities                                             2,958,222        4,813,809         5,243,761
                                                                  -----------      -----------       -----------
      Total interest income                                        85,333,096       93,236,116        79,916,933
                                                                  -----------      -----------       -----------

Interest expense
  Deposits                                                          8,090,089        6,671,325         5,642,331
  Short-term borrowings                                            15,148,875       20,085,848        15,690,813
  Long-term debt, other borrowings and subordinated debt           27,896,666       34,295,391        28,426,982
                                                                  -----------      -----------       -----------
      Total interest expense                                       51,135,630       61,052,564        49,760,126
                                                                  -----------      -----------       -----------

  Net interest income                                              34,197,466       32,183,552        30,156,807

Provision for loan losses                                           3,061,841        3,206,667           908,868
                                                                  -----------      -----------       -----------
  Net interest income after provision for loan losses              31,135,625       28,976,885        29,247,939
                                                                  -----------      -----------       -----------

Non-interest income
  Gain on sale of loans                                             8,483,529        2,379,809         8,413,595
  Loan and deposit servicing fees                                   3,307,407        2,936,347         2,831,495
  Other                                                             9,853,037        4,242,009         4,422,192
                                                                  -----------      -----------       -----------
      Total non-interest income                                    21,643,973        9,558,165        15,667,282
                                                                  -----------      -----------       -----------

Non-interest expense
  Compensation and employee benefits                               19,703,678       15,834,737        14,402,289
  Contractual services                                              7,299,703        5,367,561         5,077,112
  Occupancy and equipment                                           6,911,035        5,090,258         5,059,604
  Contribution to NCB Development Corporation                               -                -         1,000,000
  Other                                                             4,438,705        3,036,788         3,025,600
                                                                  -----------      -----------       -----------
      Total non-interest expense                                   38,353,121       29,329,344        28,564,605
                                                                  -----------      -----------       -----------

Net income before taxes                                            14,426,477        9,205,706        16,350,616

Provision for income taxes                                          1,899,593        1,872,767         1,636,509
                                                                  -----------      -----------       -----------

Net income                                                        $12,526,884      $ 7,332,939       $14,714,107
                                                                  ===========      ===========       ===========

Distribution of net income
  Patronage dividends                                             $12,599,647      $ 8,763,937       $14,845,905
  Retained earnings                                                   (72,763)      (1,430,998)         (131,798)
                                                                  -----------      -----------       -----------
                                                                  $12,526,884      $ 7,332,939       $14,714,107
                                                                  ===========      ===========       ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




YEARS ENDED DECEMBER 31,                                         2001                 2000                 1999
                                                              -----------           ----------          -----------
Net income                                                    $12,526,884           $7,332,939          $14,714,107

Other comprehensive income, net of tax:
   Net unrealized holding gains (losses) before tax             1,516,930            2,619,092           (2,409,600)
   Tax benefit                                                      1,076                1,132                1,800
                                                              -----------           ----------          -----------

Comprehensive income                                          $14,044,890           $9,953,163          $12,306,307
                                                              ===========           ==========          ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            RETAINED       RETAINED       ACCUMULATED OTHER       TOTAL
                                             COMMON         EARNINGS       EARNINGS         COMPREHENSIVE        MEMBERS'
                                             STOCK         ALLOCATED      UNALLOCATED       INCOME (LOSS)         EQUITY
                                         ------------      ----------     -----------     -----------------   ------------
Balance, December 31, 1998               $114,409,552     $ 7,245,656     $17,097,102         $ 1,543,599     $140,295,909
Net income                                          -               -      14,714,107                   -       14,714,107
Adjustment to 1997 patronage
  dividends paid in 1998                     (121,586)              -               -                   -         (121,586)
1998 patronage dividends
  distributed in stock and cash             7,972,528      (7,245,656)        (31,775)                  -          695,097
Other dividends paid                                -               -        (250,885)                  -         (250,885)
1999 patronage dividends
  To be distributed in cash                         -               -      (5,642,040)                  -       (5,642,040)
  Retained in form of equity                        -       9,203,865      (9,203,865)                  -                -
Unrealized loss on investment
  securities available-for-sale                     -               -               -          (2,407,800)      (2,407,800)
                                          -----------       ---------      ----------          ----------      -----------
Balance, December 31, 1999                122,260,494       9,203,865      16,682,644            (864,201)     147,282,802
Net income                                          -               -       7,332,939                   -        7,332,939
Cancellation and
  redemption of stock                      (2,222,044)              -       1,857,463                   -         (364,581)
1999 patronage dividends
  distributed in stock and cash             9,410,013      (9,203,865)        (12,412)                  -          193,736
Proceeds from issuance of
  common stock                                 10,000               -               -                   -           10,000
Other dividends paid                                -               -        (292,107)                  -         (292,107)
2000 patronage dividends
  To be distributed in cash                         -               -      (3,330,296)                  -       (3,330,296)
  Retained in form of equity                        -       5,433,641      (5,433,641)                  -                -
Unrealized gain on investment
  securities available-for-sale                     -               -               -           2,620,224        2,620,224
                                         ------------      ----------      ----------          ----------     ------------
Balance, December 31, 2000                129,458,463       5,433,641      16,804,590           1,756,023      153,452,717
Net Income                                          -               -      12,526,884                   -       12,526,884
Cancellation and redemption
  of stock                                   (579,982)       (431,349)        689,148                   -         (322,183)
2000 patronage dividends
  distributed in stock and cash             5,002,292      (5,002,292)              -                   -                -
Adjustment to 2000 dividends
  paid in 2001                                      -               -           4,705                   -            4,705
Other dividends paid                                -               -        (138,125)                  -         (138,125)
2001 patronage dividends
  To be distributed in cash                         -               -      (4,922,056)                  -       (4,922,056)
  Retained in form of equity                        -       7,677,591      (7,677,591)                  -                -
Unrealized gain on investment
  securities available-for-sale                     -               -               -           1,518,006        1,518,006
                                         ------------     -----------     -----------          ----------     ------------
Balance, December 31, 2001               $133,880,773     $ 7,677,591     $17,287,555          $3,274,029     $162,119,948
                                         ============     ===========     ===========          ==========     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED DECEMBER 31,                                           2001                2000               1999
                                                                      --------------       -------------     -------------
Cash flows from operating activities
 Net income                                                           $  12,526,884        $   7,332,939     $  14,714,107
 Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities
 Provision for loan losses                                                3,061,841            3,206,667           908,868
 Depreciation and amortization                                            8,184,279            6,069,215         6,744,113
 Gain on sale of loans                                                   (8,483,529)          (2,379,809)       (8,413,595)
 Loans originated for sale                                             (512,625,379)        (217,084,270)     (337,493,655)
 Proceeds from sale of loans held for sale                              440,382,118          252,447,844       397,849,598
 Increase in other assets                                               (10,532,841)          (2,943,425)      (13,139,842)
 (Decrease) increase in other liabilities                                  (425,563)          12,272,514        (4,831,295)
                                                                      --------------       -------------     -------------
 Net cash (used in) provided by operating activities                    (67,912,190)          58,921,675        56,338,299
                                                                      --------------       -------------     -------------
Cash flows from investing activities
 (Increase) decrease in restricted cash                                 (13,999,241)           1,011,664         8,315,512
 Purchase of investment securities
   Available-for-sale                                                   (12,610,396)          (8,827,885)      (20,001,505)
   Held-to-maturity                                                               -              (25,000)                -
 Proceeds from maturities of investments
   Available-for-sale                                                    10,567,408            8,077,202         1,505,990
   Held-to-maturity                                                               -                    -           182,121
 Proceeds from sales of investments
   Available-for-sale                                                       231,288            2,369,713         6,182,453
 Net decrease (increase) in loans and lease financing                    19,474,596         (118,460,395)     (213,704,720)
 Proceeds from sale of portfolio loans                                   37,127,773           56,560,556        10,483,124
 Purchases of premises and equipment                                     (4,465,397)            (723,524)       (1,286,360)
                                                                       ------------         ------------     -------------
 Net cash provided by (used in) investing activities                     36,326,031          (60,017,669)     (208,323,385)
                                                                       ------------         ------------     -------------
Cash flows from financing activities
 Net increase in deposits                                                73,929,265           22,889,362         2,651,715
 Net (decrease) increase in short-term borrowings                       (13,026,188)         (14,009,369)       62,937,168
 Proceeds from issuance of long-term debt                               153,763,050           49,238,441        75,000,000
 Repayment on long-term debt                                           (149,166,667)         (44,500,000)      (20,113,749)
 Dividends paid                                                          (3,921,148)          (5,937,499)       (5,143,171)
                                                                       -------------        ------------     -------------
 Net cash provided by financing activities                               61,578,312            7,680,935       115,331,963
                                                                       ------------        -------------     -------------
Increase (decrease) in cash and cash equivalents                         29,992,153            6,584,941       (36,653,123)
Cash and cash equivalents, beginning of year                             36,494,978           29,910,037        66,563,160
                                                                       ------------        -------------     -------------
Cash and cash equivalents, end of year                                 $ 66,487,131        $  36,494,978     $  29,910,037
                                                                       ============        =============     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of investing and financing activities:


                                                                 2001                  2000                 1999
                                                             -------------         ------------        -------------
Unrealized gain (loss) on investment
   securities available-for-sale                              $ 1,518,006          $ 2,620,224          $(2,407,800)

Common stock cancelled against allowance for loan losses      $   118,362          $    17,955          $         -

Interest paid                                                 $54,650,456          $59,309,707          $49,512,131

Income taxes paid                                             $ 1,520,800          $ 1,463,270          $ 1,528,668





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         National Consumer Cooperative Bank, doing business as National Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services to cooperatives. NCB Capital Corporation (NCBCC), previously named NCB Mortgage Corporation, a wholly-owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. NCB Insurance Brokers, Inc. (NCBIB), a wholly-owned subsidiary of NCBCC, is in the business of brokering insurance to cooperatives. NCB Financial Corporation (NCBFC), a wholly-owned subsidiary, is the holding company of NCB, FSB, previously known as NCB Savings Bank, FSB, a federally-chartered thrift institution. NCB 1, Inc. (NCB 1), a wholly-owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (NCBRFC), a wholly-owned subsidiary, purchases and sells commercial loans. EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc. (NCBFA), a wholly-owned subsidiary, provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations. NCB Funding Corporation (NCBFDC), a wholly-owned subsidiary, is a special purpose corporation that participates in the securitization and sale of real estate loans. NCB NetPlatform, Inc. (NCBNPI), a wholly-owned subsidiary, builds and offers Internet technology platforms. NCB Franchise Services, Inc., also known as FRANDATA, a wholly-owned subsidiary of NCBNPI, is in the information services business. At December 31, 2001, NCB owns 61% of Capital Avenue, Inc. which is an Internet-based company that markets products and services to customers through alliances with independent insurance agencies, insurance companies and other insurance entities.

         The Act also provided for the formation of NCB Development Corporation (NCBDC), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCBDC provides loans and technical support to cooperative enterprises. NCBDC's bylaws provide for six directors from the NCB board to serve on the NCBDC board, along with three outside directors elected by NCB directors. Consistent with the Act, NCB makes deductible, voluntary contributions to NCBDC.

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

INVESTMENTS

         Securities are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires, among other things, for NCB to classify and account for debt and equity securities as follows:

         Available-for-sale - Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as other comprehensive income. Gains and losses on the sale of investment securities are determined using the adjusted cost of the specific security sold and are included in earnings.

         Held-to-maturity - Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity. They are reported at amortized cost.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, NCB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, and recorded a cumulative effect adjustment of $1.7 million gain to recognize the fair value of interest rate swaps with an offsetting cumulative effect adjustment of $1.7 million loss to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates. Additionally, NCB recorded a cumulative effect adjustment of $4.5 million loss to recognize derivatives at fair value and a cumulative effect adjustment of $4.6 million gain to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

         As of December 31, 2001, all derivative instruments are recognized on the balance sheet at fair value. On the date NCB enters into a derivative contract, NCB designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of a firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge) or (3) held for trading or not qualifying for hedge accounting ("free-standing derivative instruments"). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of a firm commitment attributable to the hedged risk are recorded in current period net income. During 2001, the net amount recorded in earnings due to hedge ineffectiveness was immaterial and was recorded in non-interest income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income in the same financial statement category as the hedged item. During 2001, NCB did not enter into any cash flow hedges. For free-standing derivative instruments, changes in the fair values are reported in current period non-interest income.

         NCB formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet. NCB also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values of hedged items or cash flows. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

         NCB discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value of a hedged item or cash flows or (2) a derivative instrument expires or is terminated.

         When hedge accounting is discontinued, the derivative instrument will continue to be carried on the balance sheet at its fair value with changes in fair value included in earnings, and the previously hedged asset or liability will no longer be adjusted for changes in fair value. Previous adjustments to the hedged item will be accounted for in the same manner as other components of the carrying amount of the asset or liability.

         Prior to the adoption of SFAS No. 133, interest rate derivative contracts were accounted for by the deferral method if designated as hedges and expected to be effective in reducing risk. The resulting gains or losses were deferred and recognized in income along with effects of the related hedged asset or liability. If the hedge was no longer deemed to be effective, hedge accounting was discontinued; previously unrecognized hedge results and the net settlement upon closeout were deferred and amortized over the life of the hedged asset or liability. If the hedged asset or liability settled before maturity of the interest rate derivative contract and the derivative contract was closed out or settled, the net settlement amount was accounted for as part of the gains and losses on the hedged item.

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

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is a valuation allowance which management believes to be adequate to cover estimated loan and lease financing losses inherent in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. When a portion of a loan is deemed uncollectible, a full or partial charge-off against the allowance for loan losses is made. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb expected losses inherent in the loan portfolio at the balance sheet date. Changes in economic conditions and economic prospects of borrowers can occur quickly; consequently, losses that NCB ultimately realizes could differ from the estimates made by management.

         A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB establishes specific allowances for impaired loans.

LOAN-ORIGINATION FEES, COMMITMENT FEES, AND RELATED COSTS

         Loan fees received and direct origination costs are accounted for in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans or, with respect to loans held for sale, as an adjustment to gain on sale of loans. Fees relating to expired commitments are recognized as non-interest income. If a commitment is exercised during the commitment period, the fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

SERVICING ASSETS AND INTEREST-ONLY RECEIVABLES

         Effective April 1, 2001, NCB adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which supercedes but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights". These statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

         Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

         Under SFAS No. 140, servicing assets are assessed for impairment based on fair value. In addition, mortgage servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

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

         SFAS No. 140 requires a periodic assessment of the carrying value of interest-only receivables. Because these assets can be contractually prepaid or otherwise settled such that NCB would not recover substantially all of its recorded investment, the assets are being measured like available-for-sale securities under SFAS No. 115.

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

         During 2001 and 2000, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, and servicing rights, which are both considered retained interests in the securitization transactions. In 2001, NCB sold $326.1 million in mortgage securitization transactions, which resulted in retained interests of $15.3 million. The proceeds from NCB's 2000 sales of receivables in securitized mortgage loans were $188.6 million and generated a total of $0.8 million in retained interests.

         Mortgage loan sales, including securitizations, generate gains or losses that depend on several components. These components include the difference between the carrying amount of the mortgage loans, prior to sale, and the proceeds received at the time of the sale. The fair market value of the loans, at the time of sale, is based on a combination of current market conditions of the bond market along with the receipt of the most competitive bid from outside investors. The amounts of retained interests also impact the gain or loss on sale.

         The interest-only receivables on NCB's financial statements are reported within two sections of the Balance Sheet. The distinction is based on whether the receivables are backed by certificates or not. Non-certificated interest-only are reflected as a component of other assets and certificated interest-only receivables are included in the available-for-sale, investments section. On a quarterly basis, the fair market value of the interest-only receivables is updated to reflect the current interest rate environment.

         NCB values its certificated and non-certificated interest-only certificates internally by using a consistent set of assumptions. In an effort to maximize the value of interest-only certificates, most cooperative mortgages have very strict prepayment restrictions. The most common prepayment protection is a lockout period, which is a period of time that the borrower does not have the option to prepay its loan, followed by either a fixed percentage penalty or some form of yield maintenance. NCB values its interest-only receivables through the entire lockout period and up to the estimated point of prepayment by the borrower. For loans that do have prepayment options, the related interest-only receivable is adjusted at the time of prepayment.

         The valuation methodology assumes no credit losses. This assumption is unique to NCB in that the collateral that backs all of NCB's certificated and non-certificated interest-only certificates has extremely low loan-to-value ratios (weighted average below 35%) and a historical zero default rate. Since 1992, NCB has been securitizing mortgages in the public markets. No NCB securitized mortgage, past or present, has ever resulted in a credit loss. Moreover, only one NCB securitized mortgage has ever gone 90 days late. Accordingly, no credit losses are assumed in valuing interest-only receivables.

         The original discount rate varies for each loan sale transaction. NCB values interest-only receivables at a discount rate equal to a spread over the benchmark index that the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. NCB's management estimates the appropriate spread and adds it to the index to determine the current discount rate.

         The weighted average life of each interest-only receivable will vary with the mortgage loan terms that back the transaction.

        NCB receives annual servicing fees of 0.08 percent per annum to service loans totaling $2.5 billion in 2001 and $2.2 billion in 2000. The total managed assets for NCB are as follows at December 31, 2001 (dollars in thousands):


            Loans held in portfolio                                  $  821,951
            Loans held for sale or securitizations                      176,541
            Loans securitized                                         2,478,612
                                                                     ----------
                                                                     $3,477,104
                                                                     ==========


         The following table reflects the cash flows received from securitized trusts during the year ending December 31, 2001 (dollars in thousands):

            Net proceeds from new securitizations                   $326,097
            Servicing fees received                                    3,307
            Cash flows received on interest-only receivables           3,238

         At December 31, 2001, retained interests due to securitization activity is comprised of the following (dollars in thousands):

            Certificated interest-only receivables                   $18,273
            Non-certificated interest-only receivables               $26,775

         In valuing interest-only receivables at December 31, 2001, NCB assumed a discount rate equivalent to 200 basis points over the three or five year Treasury rate, depending on the remaining number of years of expected future cash flows related to the interest-only receivables. The amounts below reflect the impact of changing interest rates on the valuation of interest-only receivables at December 31, 2001 (dollars in thousands):

            Impact on fair value of 100 basis points increase        $(1,932)
            Impact on fair value of 200 basis points increase        $(3,738)

OTHER ASSETS

         Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Goodwill relating to the acquisition of NCB, FSB by NCBFC is being amortized over the estimated remaining lives of the long-term interest-bearing assets acquired.

         Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Leasehold improvements are amortized on a straight-line basis over the terms of the leases. Furnishings, equipment, and software are depreciated using an accelerated method over seven, five, and three years, respectively.

INCOME TAXES

         The Act Amendments of 1981 (P.L. 97-35) provide that, effective
January 1, 1982, NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code, as amended by the Act with respect solely to NCB. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of NCB, FSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income. Section 109 of the Act, as amended, provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and investment securities with original maturities of less than ninety days. The balances at December 31, are as follows:

                                                               2001                  2000
                                                           -----------           -----------
Cash in bank                                               $15,754,791           $ 3,344,711
Federal funds                                               43,033,299            19,986,506
Overnight investments                                        7,699,041            13,163,761
                                                           -----------           -----------
                                                           $66,487,131           $36,494,978
                                                           ===========           ===========

3.       INVESTMENT SECURITIES

         The composition of investment securities available-for-sale at December 31, is as follows:

                                                                                 2001
                                                  ----------------------------------------------------------------------
                                                                        GROSS              GROSS
                                                  AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                     COST               GAINS              LOSSES               VALUE
                                                  -----------        ----------          ----------          -----------
U.S. Treasury and agency obligations              $21,982,905       $   858,011            $ 51,654          $22,789,262
Corporate bonds                                     2,629,394           113,744                   -            2,743,138
Mutual funds                                        1,297,076                 -              89,027            1,208,049
Money market                                        2,574,188                 -               3,490            2,570,698
Interest-only receivables                          18,060,636           287,678              74,889           18,273,425
                                                  -----------        ----------            --------          -----------
                                                  $46,544,199        $1,259,433            $219,060          $47,584,572
                                                  ===========        ==========            ========          ===========

                                                                                 2000
                                                 --------------------------------------------------------------------
                                                                       GROSS               GROSS
                                                  AMORTIZED          UNREALIZED          UNREALIZED           FAIR
                                                    COST               GAINS              LOSSES             VALUE
                                                 -----------        ----------          ----------        -----------
U.S. Treasury and agency obligations            $21,990,582          $320,282            $  8,069         $22,302,795
Corporate bonds                                   2,104,228            44,172                   -           2,148,400
Mutual funds                                      1,237,716                 -             121,856           1,115,860
Money market                                      1,281,577                 -               7,976           1,273,601
Interest-only receivables                        17,742,764           410,661             489,047          17,664,378
                                                -----------          --------            --------         -----------
                                                $44,356,867          $775,115            $626,948         $44,505,034
                                                ===========          ========            ========         ===========


         Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

         The maturities of investment securities available-for-sale at December 31, are as follows:

                                                                                      2001
                                                                 -----------------------------------------------
                                                                                    WEIGHTED
                                                                 AMORTIZED           AVERAGE             FAIR
                                                                    COST              YIELD              VALUE
                                                                 -----------        --------          -----------
Within 1 year                                                    $10,671,237           6.16%          $10,528,935
After 1 year through 5 years                                      30,854,176           6.37%           31,749,173
After 5 years through 10 years                                     5,018,786           6.71%            5,306,464
                                                                 -----------                          -----------
                                                                 $46,544,199           6.41%          $47,584,572
                                                                 ===========                          ===========


                                                                                      2000
                                                                 -----------------------------------------------
                                                                                    WEIGHTED
                                                                 AMORTIZED           AVERAGE             FAIR
                                                                    COST              YIELD              VALUE
                                                                 -----------        --------          -----------
Within 1 year                                                    $11,514,409           6.06%          $11,404,868
After 1 year through 5 years                                      25,540,913           6.58%           26,173,601
After 5 years through 10 years                                     7,301,545           7.17%            6,926,565
                                                                 -----------                          -----------
                                                                 $44,356,867           6.61%          $44,505,034
                                                                 ===========                          ===========

         The composition of investment securities held-to-maturity at December 31, is as follows:

                                                                                      2001
                                                                 ------------------------------------------------
                                                                                      GROSS
                                                                 AMORTIZED         UNREALIZED             FAIR
                                                                   COST              LOSSES               VALUE
                                                                 -----------        --------          -----------
Mortgage-backed securities                                        $2,827,541          $92,248           $2,735,293
Private debt security                                                767,878                -              767,878
Equity investments                                                    25,000                -               25,000
                                                                  ----------          -------           ----------
                                                                  $3,620,419          $92,248           $3,528,171
                                                                  ==========          =======           ==========


                                                                                      2000
                                                                 ------------------------------------------------
                                                                                      GROSS
                                                                 AMORTIZED         UNREALIZED             FAIR
                                                                   COST              LOSSES               VALUE
                                                                 -----------        --------          -----------
Mortgage-backed securities                                        $2,130,763          $115,237          $2,246,000
Private debt security                                                767,931                 -             767,931
Equity investments                                                    25,000                 -              25,000
                                                                  ----------          --------          ----------
                                                                  $2,923,694          $115,237          $3,038,931
                                                                  ==========          ========          ==========

         In both 2001 and 2000, mortgage-backed securities held-to-maturity have a weighted average yield of 9.40% and mature within five years.

         In 2001 and 2000, available-for-sale securities totaling $232,085 and $2,385,337, respectively, were sold resulting in a loss of $797 and $15,624, respectively. There were no sales of securities classified as held-to-maturity during 2001 and 2000. NCB held callable investment securities with amortized costs of $248,592 at December 31, 2000 and fair value of $249,060. NCB held no callable investment securities at December 31, 2001.

4. LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2001 and 2000 are $2,478,612,000 and $2,248,937,000, respectively.

5.       LOANS AND LEASE FINANCING

         Loans and leases outstanding, including loans held for sale, by category at December 31, are as follows:

                                                            2001                  2000
                                                        ------------          ------------
Commercial loans
    Portfolio                                           $466,025,616          $518,967,991
    Loans held for sale                                   14,236,011               757,828
Real estate loans
    Residential                                          268,881,408           272,191,570
    Loans held for sale                                  162,304,922            98,319,333
    Commercial                                             4,490,320             4,737,560
Lease financing                                           82,553,501            83,562,445
                                                        ------------          ------------
                                                        $998,491,778          $978,536,727
                                                        ============          ============

         NCB's commercial and real estate loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:


                                               COMMERCIAL LOANS                   REAL ESTATE LOANS
                                            ----------------------              -----------------------
                                             2001            2000                2001             2000
                                            ------          ------              ------           ------
By Region:
     Northeast                               25.3%           26.3%               73.7%            62.2%
     South Atlantic                          14.5             8.4                 5.2              6.1
     Central                                 15.9            28.5                10.2             16.0
     West                                    44.3            36.8                10.9             15.7
                                            -----           -----                ----            -----
                                            100.0%          100.0%              100.0%           100.0%
                                            ======          =====               ======           =====

                                                                        PERCENTAGE OF TOTAL
                                                                           LOAN PORTFOLIO
                                                                -------------------------------------
                                                                     2001                 2000
                                                                ----------------     ----------------
By Borrower Type
     Real estate
         Residential                                                  42.1%                36.3%
         Commercial                                                    2.9                  2.0
     Commercial
         Food retailing and distribution                              17.5                 20.7
         Financial services                                            5.9                  5.8
         Medical service and supplies                                  4.4                  4.3
         Hardware                                                      6.0                  7.7
         Alaskan native corporations                                   3.3                  4.4
         Other                                                         9.4                 10.2
     Lease financing                                                   8.5                  8.6
                                                                     ------               -----
                                                                     100.0%               100.0%
                                                                     ======               =====

         NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is secured by real estate in New York City due to that city's extensive cooperative market. At December 31, 2001 and 2000, $135 million and $139 million, respectively, of real estate loans are secured by real estate in New York City. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

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

         The carrying amounts and respective estimated fair values of loans and leases outstanding at December 31, are as follows (dollars in thousands):

                                                         CARRYING AMOUNT                   ESTIMATED FAIR VALUE
                                                    --------------------------           ------------------------
                                                      2001              2000                2001           2000
                                                    --------          --------           ----------      --------
Commercial
     Fixed rate loans                               $139,463          $176,800           $  144,173      $181,177
     Adjustable rate loans                           326,563           342,168              328,210       349,814
     Loans held for sale                              14,236               758               12,710           778
Real Estate
     Loans held for sale                             162,305            98,319              168,156        99,764
     Portfolio-fixed rate                             74,847            67,164               77,401        68,358
     Portfolio-adjustable                            198,524           209,765              201,780       210,199
Lease financing                                       82,554            83,563               85,168        89,899
                                                    --------          --------           ----------      --------
                                                    $998,492          $978,537           $1,017,598      $999,989
                                                    ========          ========           ==========      ========

6.       RECEIVABLES SOLD WITH RECOURSE

         Restricted cash of $17,874,790 and $3,875,549 at December 31, 2001 and December 31, 2000, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At December 31, 2001 and December 31, 2000, the combined remaining balance of 1992 and 1993 loans totaled $30,445,728 and $33,284,777, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

         In addition, restricted cash of $10,000,000 at December 31, 2001, is held for the benefit of MBIA Insurance Corporation (MBIA) in the event of a loss on certain loans sold under the terms of a Loan Purchase and Sale Agreement dated June 29, 2001 (the "Agreement"). The restricted cash replaces a first loss letter of credit, which NCB had issued for the benefit of MBIA under a pre-existing agreement. At December 31, 2001 the remaining balance of the loans owned by MBIA under the terms of the Agreement totaled $10,941,707. The restricted cash will become available to NCB Retail Finance Corporation as the principal balance of the respective loans decrease. The loans sold have original maturities of five to seven years.

         Finally, restricted cash of $4,080,000 as of December 31, 2001, is held for the benefit of Rabobank International under the terms of the Agreement. The restricted cash is in the form of an Equity Reserve Account maintained at Allfirst Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

         Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

7.       IMPAIRED ASSETS

         Impaired loans, representing the nonaccrual loans at December 31, 2001 and 2000, totaled $5,693,867 and $2,570,135, respectively, and averaged $3,321,452 and $1,180,000 during the same respective periods. Specific allowances of $1,437,076 and $1,185,960 were established at December 31, 2001 and 2000, respectively. During 2001 and 2000, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

         At December 31, 2001, there are no commitments to lend additional funds to borrowers whose loans are impaired.

         At December 31, 2001 and 2000, there was no real estate owned property.

8.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the activity in the allowance for loan losses:


                                                               2001                  2000                   1999
                                                            -----------          -----------           -----------
Balance at beginning of year                                $21,260,284          $18,693,670           $17,426,450
Provision for loan losses                                     3,061,841            3,206,667               908,868
Charge-offs                                                  (3,972,980)          (1,270,656)             (264,256)
Recoveries of loans previously charged-off                    1,890,758              630,603               622,608
                                                            -----------          -----------           -----------
Balance at end of year                                      $22,239,903          $21,260,284           $18,693,670
                                                            ===========          ===========           ===========

         The allowance for loan losses was 2.2%, 2.2% and 2.0% of loans and lease financing and loans held for sale at December 31, 2001, 2000, and 1999, respectively.

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

         In addition, NCB through its subsidiary, NCB, FSB, enters into transactions in the normal course of business with its directors, officers, and their family members.

         For the year ended December 31, 2001, activity related to loans to affiliated cooperatives, directors, officers, and their family members is as follows:

                                                JANUARY 1,                                             DECEMBER 31,
                                                   2001              ADDITIONS         DEDUCTIONS         2001
                                               ------------         -----------       -----------      ------------
Outstanding balances                           $143,417,270         $17,960,846       $38,460,925      $122,917,191
                                               ============         ===========       ===========      ============

Percent of loans outstanding                          14.7%                                                   12.3%


         During 2001, 2000, and 1999, and NCB recorded interest income of $8,936,015, $12,593,537, and $7,347,774, respectively, on loans to related parties.

10. PREMISES AND EQUIPMENT

         Premises and equipment are included in other assets and consist of the following as of December 31:


                                                                          2001                 2000
                                                                      -----------          -----------
Furniture and equipment                                               $ 3,247,137          $ 3,284,566
Leasehold improvements                                                  3,137,903            1,581,670
Other                                                                   2,817,193            1,724,409
                                                                      -----------          -----------
                                                                        9,202,233            6,590,645
Less: Accumulated depreciation
      and amortization                                                 (4,513,749)          (4,814,177)
                                                                      -----------          -----------
                                                                      $ 4,688,484          $ 1,776,468
                                                                      ===========          ===========

11. LEASES

         NCB negotiated a buyout of the lease on its former headquarters in Washington, D.C. This buyout enabled NCB to vacate the old location effective March 31, 2001. The NCB headquarters relocated within Washington, D.C. effective April 2001. The new lease expires in April 2011. NCB also leases premises for its regional offices with expiration dates through January 2008. These leases are all non-cancelable operating leases.

         Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001 are as follows:


                       YEAR                                      AMOUNT
                     --------                                  -----------
                       2002                                    $ 2,780,849
                       2003                                      2,857,953
                       2004                                      2,937,369
                       2005                                      3,019,170
                       2006                                      3,103,424
                       Thereafter                               16,924,761
                                                               -----------
                                                               $31,623,526
                                                               ===========

         Rental expense on premises and office equipment in 2001, 2000, and 1999 was $2,334,863, $1,667,526, and $1,592,292, respectively.

         During 2001, NCB deferred incentives received in connection with the headquarters lease for office space. These incentives are being amortized over the ten-year life of the lease. At December 31, 2001, the unamortized lease incentives totaled $2,778,891. At December 31, 2000, the unamortized lease incentives for the old location and current headquarters were $318,584 and $159,741, respectively.

12.  DEPOSITS


         Deposits as of December 31, are summarized as follows:


                                                           2001                                    2000
                                            ----------------------------------         -------------------------------
                                                                    WEIGHTED                               WEIGHTED
                                                                     AVERAGE                                AVERAGE
                                               BALANCE                 RATE               BALANCE             RATE
                                            -------------          -----------         ------------        -----------
     Passbook accounts                      $   4,290,178              2.15%           $  3,594,786           2.69%
     Money market demand and
         NOW accounts                          98,453,327              1.58%             47,455,022           1.97%
     Fixed-rate certificates
         Less than $100,000                    68,867,842              5.46%             58,204,941           6.41%
         $100,000 or greater                   51,278,539              4.84%             39,705,872           6.34%
                                            -------------                              ------------
                                            $ 222,889,886              3.54%           $148,960,621           4.89%
                                            =============                              ============


         The remaining contractual maturities of certificate accounts at December 31, are as follows:

                                                                                   2001
                                                           ------------------------------------------------------
                                                            LESS THAN            $100,000
                                                            $100,000            OR GREATER               TOTAL
                                                           -----------          -----------          ------------
Three months or less                                       $11,074,407          $11,593,874          $ 22,668,281
Three to six months                                          9,631,869            5,222,028            14,853,897
Six to twelve months                                        20,718,429           16,144,301            36,862,730
Twelve months or longer                                     27,443,137           18,318,336            45,761,473
                                                           -----------          -----------          ------------
                                                           $68,867,842          $51,278,539          $120,146,381
                                                           ===========          ===========          ============


                                                                                   2000
                                                           ------------------------------------------------------
                                                            LESS THAN            $100,000
                                                            $100,000            OR GREATER               TOTAL
                                                           -----------          -----------          ------------
Three months or less                                        $ 6,184,879           $ 2,016,243         $ 8,201,122
Three to six months                                           7,182,917            12,864,755          20,047,672
Six to twelve months                                         16,956,330             8,346,144          25,302,474
Twelve months or longer                                      27,880,815            16,478,730          44,359,545
                                                            -----------           -----------         -----------
                                                            $58,204,941           $39,705,872         $97,910,813
                                                            ===========           ===========         ===========

         The estimated fair value of deposits is $225,098,000 and $149,855,000, at December 31, 2001 and 2000, respectively.

13. SHORT-TERM BORROWINGS

REVOLVING CREDIT FACILITIES

         At December 31, 2001, NCB had $360.5 million of revolving lines of credit, $154 million of which is committed until May 23, 2003, $174 million of which is committed until May 22, 2002, and the remaining balance of $32.5 million is uncommitted at December 31, 2001.

         At December 31, 2000, NCB had $417.5 million of revolving lines of credit, $154 million of which is committed until May 23, 2003, $231 million of which is committed until May 23, 2001, and the remaining balance of $32.5 million is uncommitted at December 31, 2000.

         Interest expense from borrowings under the revolving line of credit facilities was $5,764,995, $4,295,418 and $6,624,901, in 2001, 2000 and 1999,
respectively. The following is a summary of the borrowings under the facilities for the years ended December 31:


                                                                   2001                       2000
                                                              ------------                ------------
Borrowings outstanding at December 31                         $ 50,500,000                $132,500,000

Unused capacity at December 31                                  90,320,000                 152,500,000

Average line of credit borrowings
    outstanding during the year                                120,749,000                  61,526,000

Maximum borrowings during the year                             166,500,000                 173,500,000

Weighted average borrowing rate:
    During the year                                                   4.63%                          6.7%
    At December 31                                                    2.64%                          7.1%


         Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 2001 and 2000, commitment fees for the line of credit ranged between .175% and .200% and between .175% and .200%, respectively, of the commitment balance. Total commitment fees paid for revolving credit facilities were $1,112,000, $1,211,000, and $860,000, in 2001, 2000 and 1999, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.

         At December 31, 2001, NCB is required under these revolving line of credit agreements to maintain $25 million of cash, cash equivalents, and investments and have, among other items, an effective net worth of not less than $314 million (defined as total members' equity plus subordinated debt).

OTHER SHORT-TERM BORROWINGS

         In an effort to reduce NCB's cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2001 and 2000, the short-term borrowings outstanding totaled $16.1 million and $24.2 million, respectively. NCB also has a commercial paper program in place to further reduce NCB's cost of funds. At December 31, 2001 and 2000, commercial paper totaled $189.9 million and $107.9 million, respectively.

         NCB, through its subsidiary NCB, FSB, has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 150% of such advances. These eligible mortgages had outstanding principal balances totaling $131,959,768 and $117,411,218 at December 31, 2001 and 2000. Outstanding advances at December 31, 2001 and 2000 were $0 and $5,000,000, respectively. Interest expense on the advances for the years ended December 31, 2001 and 2000 were $3,767 and $1,045,463, respectively.

         During 2001 and 2000, NCB did not enter into any reverse repurchase agreements. There were no reverse repurchase agreements outstanding at December 31, 2001 and 2000.

         The carrying amounts of short-term borrowings at December 31 are as follows (dollars in thousands):


                                             Carrying Amount
                                        --------------------------
                                          2001              2000
                                        --------          --------
Line of credit                          $ 50,500          $132,500
Commercial paper                         189,929           107,855
Other                                     16,125            24,225
FHLB advances                                  -             5,000
                                        --------          --------
                                        $256,554          $269,580
                                        ========      ============

14. LONG-TERM DEBT

         NCB has entered into various agreements for extension of credit with third parties. At December 31, 2001 and 2000, under its medium-term note program, NCB had approval to issue up to $400 million. As of December 31, 2001 and 2000, NCB had $154 million and $137.5 million, respectively, outstanding under this program. In addition, as of December 31, 2001 and 2000, NCB had outstanding $143.3 million and $155 million, respectively, of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest with principal payments due on a 30/360 basis.

         At December 31, 2001, NCB is required under these lending agreements to, among other things, maintain $25 million of cash, cash equivalents and investments and have an effective net worth of not less than $314 million (defined as total members' equity plus subordinated debt).

         The following is a schedule of outstanding long-term debt at December 31, 2001:

                                               CARRYING           ESTIMATED
MATURITY                     RATE               AMOUNT            PAR VALUE
--------                     ----              --------           ---------
2002                         5.30%             $ 78,333          $ 79,030
2003                         5.92%               59,000            59,525
2004                         5.08%               50,000            50,445
2005                         7.68%               30,000            30,627
2006 and thereafter                              80,000            80,712
                                               --------          --------
                                                297,333           300,339
SFAS No. 133 Valuation                             (392)               --
                                               --------          --------
                                               $296,941          $300,339
                                               ========          ========


         NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $20 million. The effect of the agreements is to convert $20 million of the long-term debt from a weighted average fixed rate of 5.68% to a floating rate based on LIBOR.

         The interest rate swap agreements are tied to the three month LIBOR rate plus a spread which reprices throughout the year. At December 31, 2001, the three month LIBOR was 1.88%. These agreements, with a notional amount of $20 million, expire in 2002.

15. SUBORDINATED DEBT

         On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury in the amount of $184,270,000 as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government. At December 31, 2001 and 2000, the current balance of the subordinated debt was $182,542,000. The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes.

         The Class A notes require that proceeds from the sale of Classes B and C stock be applied annually toward the repayment of the notes. In 2001 and 2000, no payments were made. In February 1993 and November 1994, NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay the Class A notes which mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100 million. The remaining $80 million would be obtained through the issuance of preferred stock or subordinated debt. In accordance with these plans, NCB had designated investments, at fair market value, totaling $11.4 million and $10.4 million, respectively, including accrued interest at December 31, 2001 and 2000.

         The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

         The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, excluding hedge gains, and respective estimated fair values of the subordinated debt at December 31, 2001 (dollars in thousands):

                                                              NEXT               CARRYING         ESTIMATED
       INDEX                              RATE            REPRICING DATE          AMOUNT         FAIR VALUE
 ---------------------                   ------           --------------         --------        ----------
 91-day Treasury rate                     2.40%          January 1, 2002         $ 53,553         $ 53,529
 3-year Treasury rate                     5.70%          October 1, 2002           36,854           37,298
 5-year Treasury rate                     5.85%          October 1, 2005           55,281           58,220
 10-year Treasury rate                    5.80%          October 1, 2010           36,854           39,007
                                                                                 --------         --------
                                                                                  182,542          188,054
 SFAS No. 133 Valuation                                                             3,910                -
                                                                                 --------         --------
                                                                                 $186,452         $188,054
                                                                                 ========         ========


         NCB has entered into a series of interest rate swap agreements totaling $80 million which have the effect of converting a portion of the subordinated debt from a fixed rate of 5.80% to a floating rate based on LIBOR.

         The interest rate swap agreements are tied to the three month LIBOR rate which reprices at different times throughout the year. At December 31, 2001, the three month LIBOR rate was 1.88%. The interest rate swap agreements, are described below:


             DEBT                                        LIBOR
           SWAPPED                AMOUNT                 INDEX
          -----------          -----------           -------------
          Three year           $30,000,000            Three month
           Five year            50,000,000            Three month
                               -----------
                               $80,000,000
                               ===========

         The three year interest rate swap agreements expire in 2002. The five year interest rate swap agreements expire in 2005.

16. COMMON STOCK AND MEMBERS' EQUITY

         NCB's common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.

                                                2001                                           2000
                              ------------------------------------------      ----------------------------------------
                                 CLASS B      CLASS C         CLASS D          CLASS B        CLASS C       CLASS D
                              -------------- -------------- ------------    --------------- ------------- ------------
Par value per share           $      100       $    100     $    100           $      100       $    100        $ 100
Shares authorized              1,300,000        300,000      100,000            1,200,000        300,000      100,000
Shares issued and
    outstanding                1,117,388        221,417            3            1,074,401        220,180            3


         The changes in each class of common stock are described below:

                                                     CLASS B             CLASS C        CLASS D          TOTAL
                                                    ------------        -----------    ---------      ------------
Balance, December 31, 1998                          $ 92,209,648        $22,199,604       $300        $114,409,552
Adjustment to 1997 patronage
    dividends paid in 1998                              (121,586)                 -          -            (121,586)
1998 patronage dividend
    distributed in common stock                        7,791,469            181,059          -           7,972,528
                                                    ------------        -----------       ----        ------------
Balance, December 31, 1999                            99,879,531         22,380,663        300         122,260,494
Proceeds of issuance of stock                                  -             10,000          -              10,000
1999 patronage dividend
    distributed in common stock                        9,315,486             94,527          -           9,410,013
Cancellation and redemption of stock                  (1,754,847)          (467,197)         -          (2,222,044)
                                                    ------------        -----------       ----        -------------
Balance, December 31, 2000                           107,440,170         22,017,993        300         129,458,463
2000 patronage dividend
    distributed in common stock                        4,872,145            130,147          -           5,002,292
Cancellation and redemption of stock                    (573,510)            (6,472)         -            (579,982)
                                                    ------------        -----------       ----        ------------
Balance, December 31, 2001                          $111,738,805        $22,141,668       $300        $133,880,773
                                                    ============        ===========       ====        ============

         Members' equity includes the three classes of common stock, allocated and unallocated retained earnings, and accumulated other comprehensive income. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated for patronage dividend distribution.

17. REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB

         In connection with the insurance of savings accounts, NCB, FSB is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

         NCB, FSB's capital exceeds the minimum capital requirements at December 31, 2001. The following table summarizes NCB, FSB's capital at December 31, 2001 and 2000:


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                               ACTUAL               ADEQUACY PURPOSES            ACTION PROVISIONS
                                       ---------------------     -----------------------       ----------------------
                                         AMOUNT        RATIO       AMOUNT        RATIO          AMOUNT          RATIO
                                       -----------     -----     ----------       ------       --------         -----
As of December 31, 2001:
Tangible Capital
 (to tangible assets)                  $40,234,000      15.1%    $3,986,400         1.5%              N/A         N/A
Total Risk-Based Capital
 (to risk-weighted assets)              41,176,000      26.2%    12,590,640         8.0%      $15,738,300       10.0%
Tier I Risk-Based Capital
 (to risk-weighted assets)              40,234,000      25.6%           N/A          N/A        9,442,980        6.0%
Core Capital (to adjusted
 tangible assets)                       40,234,000      15.1%    10,630,400         4.0%       13,288,000        5.0%
As of December 31, 2000:
Tangible Capital
 (to tangible assets)                  $14,656,000       8.6%    $2,548,790         1.5%              N/A         N/A
Total Risk-Based Capital
 (to risk-weighted assets)              15,605,000      15.7%     7,931,000         8.0%       $9,913,400       10.0%
Tier I Risk-Based Capital
 (to risk-weighted assets)              14,656,000      14.8%           N/A          N/A        5,948,040        6.0%
Core Capital (to adjusted
 tangible assets)                       14,656,000       8.6%     6,797,000         4.0%        8,487,900        5.0%


         The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB's payment of dividends. At December 31, 2001, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

18.      EMPLOYEE BENEFITS

         Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 2001, 2000, and 1999 was $607,892, $521,435, and $307,386, respectively.

         NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 2001, 2000, and 1999 were $461,357, $435,232, and $392,100, respectively.

         Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan's terms were revised by the Board of Directors effective January 1, 1999. NCB expensed $480,413, $540,000, and $240,000 for the Plan in 2001, 2000, and 1999, respectively.

19.  INCOME TAXES

         Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax liability. In 2002, NCB anticipates that it will declare a patronage dividend for 2001 of approximately $12,600,000. The anticipated cash portion of the 2001 patronage dividend is included in patronage dividends payable at December 31, 2001. The anticipated stock portion of the patronage dividend of 2001 earnings to be distributed has been added to allocated retained earnings at December 31, 2001. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

         The provision for income taxes consists of the following:


                                                                                   YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                      2001                  2000                1999
                                                                   -----------           ----------          ----------
Current tax expense
     Federal                                                         $1,821,308          $1,596,110          $1,433,913
     State and local                                                    194,603             163,246             153,572
                                                                     ----------          ----------          ----------
     Total current                                                    2,015,911           1,759,356           1,587,485

Deferred tax (benefit) expense
     Federal                                                           (116,318)            113,411              49,024
                                                                     ----------          ----------          ----------
Total provision                                                      $1,899,593          $1,872,767          $1,636,509
                                                                     ==========          ==========          ==========


         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------------
                                                                       2001                 2000                 1999
                                                                    -----------           ----------          ----------
Statutory U.S. tax rate                                             $5,906,320            $4,511,095          $6,427,760
Patronage dividends                                                 (4,283,880)           (2,979,739)         (5,047,608)
State and local taxes                                                  194,603               163,246             153,572
Other                                                                   82,550               178,165             102,785
                                                                    ----------            ----------          ----------
Income tax provision                                                $1,899,593            $1,872,767          $1,636,509
                                                                    ==========            ==========          ==========

         Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 2001 and 2000:


                                                                                      2001                2000
                                                                                   ----------          ---------
Deferred commitment fees                                                             $142,821          $ 136,647
Allowance for loan losses                                                             399,788            356,991
Mark to market adjustments                                                            214,624             49,365
                                                                                   ----------          ---------
Gross deferred tax assets                                                             757,233            543,003
                                                                                   ----------          ---------
Mortgage servicing rights                                                            (288,371)          (254,690)
Federal Home Loan Bank stock dividends                                               (239,718)          (182,289)
Depreciation                                                                          (61,854)           (50,649)
                                                                                   ----------          ---------
Gross deferred tax liabilities                                                       (589,943)          (487,628)
                                                                                   ----------          ---------
Net deferred tax asset                                                               $167,290          $  55,375
                                                                                   ==========          =========


20.      INCOME AVAILABLE FOR DIVIDENDS ON STOCK

         Under existing senior debt agreements, the aggregate amount of cash dividends on Class C or Class D stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB's taxable income for such calendar year.

         Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2001, 2000, and 1999 are 5.28%, 6.30% and 6.21%, respectively. Consequently, the amounts available for payment on the Class C stock for 2001, 2000, and 1999 are $1,169,080, $1,387,134, and $1,389,839, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

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

         The contract or notional amounts and the respective estimated fair value of NCB's commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):


                                                          CONTRACT OR                         ESTIMATED
                                                        NOTIONAL AMOUNTS                      FAIR VALUE
                                                  -----------------------------      -----------------------------
                                                       2001           2000               2001           2000
                                                  --------------- -------------      ------------- ---------------
Financial instruments whose contract
amounts represent credit risk:
  Commitments to extend credit                        $297,644        $304,093           $1,488            $1,520
  Standby letters of credit                           $131,919        $130,175           $1,881            $2,238


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

         Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $7.1 million at December 31, 2001 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

         The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at December 31, are as follows (dollars in thousands):


                                                          CONTRACT OR                         ESTIMATED
                                                        NOTIONAL AMOUNTS                      FAIR VALUE
                                                  -----------------------------      -----------------------------
                                                       2001           2000               2001           2000
                                                  --------------- -------------      ------------- ---------------
Financial instruments
whose contract amounts exceed
the amount of credit risk
    Financial futures contracts                       $ 45,400        $ 22,600            $  266         $  (469)
    Interest rate swap agreements                     $183,953        $296,240            $7,145         $(2,167)

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

         FINANCIAL FUTURES AND FORWARD CONTRACTS - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2001 and 2000. The fair value of forward commitments is based on current market prices for similar contracts.

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

         The estimated fair values of the Bank's financial instruments as of December 31, 2001 and 2000 are as follows (dollars in thousands):

                                                            2001                                2000
                                                   --------------------------          -------------------------
                                                    CARRYING          FAIR              CARRYING         FAIR
                                                     AMOUNT           VALUE               AMOUNT         VALUE
                                                   ----------      ----------          ----------      ---------
FINANCIAL ASSETS:
  Cash and cash equivalents                          $66,487         $ 66,487           $ 36,495        $ 36,495
  Restricted cash                                     17,875           17,875              3,876           3,876
  Investment securities
    Available-for-sale                                47,585           47,585             44,505          44,505
    Held-to-maturity                                   3,620            3,528              2,924           3,039
  Interest-only receivables                           26,775           26,775             18,021          18,021
  Loans and lease financing                          998,492        1,017,598            978,537         999,989
  Interest rate swap agreements                        7,145            7,145                  -               -
  Financial futures and forward commitments              266              266                  -               -

FINANCIAL LIABILITIES:
  Deposits                                           222,890          225,098            148,961         149,855
  Short-term and other borrowings                    256,554          256,554            269,580         269,580
  Long-term debt                                     296,941          299,980            291,827         295,824
  Subordinated debt                                  186,452          188,054            182,022         185,804

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
  Interest rate swap agreements                            -                -                  -          (2,167)
  Financial futures and forward commitments                -                -                  -            (469)
  Commitments to extend credit                             -            1,488                  -           1,520
  Standby letters of credit                                -            1,881                  -           2,238


23.     SEGMENT REPORTING

         NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: commercial lending, real estate lending, warehouse lending, NCB, FSB and other. The commercial lending segment provides financial services to cooperative and member-owned businesses. The real estate lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The warehouse lending segment originates real estate and commercial loans for sale in the secondary market. The NCB, FSB segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. "Other" consists of

NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

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

         The following is the segment reporting for the years ended December 31, 2001, 2000 and 1999 (dollars in thousand):


                2001                  COMMERCIAL    REAL ESTATE    WAREHOUSE                              NCB
                                        LENDING       LENDING       LENDING    NCB, FSB     OTHER    CONSOLIDATED
                                      ----------    -----------    ----------  --------    -------   ------------
  Net interest income
    Interest income                    $ 40,136       $ 13,810       $ 7,021   $ 12,686    $11,680    $   85,333
    Interest expense                     25,225          8,632         5,634      8,095      3,550        51,136
                                       --------       --------         -----      -----    -------    ----------
  Net interest income                    14,911          5,178         1,387      4,591      8,130        34,197
  Provision (credit) for loan
    losses                                2,090            660             -        312          -         3,062
  Non-interest income-external            4,055          4,041         9,052      2,502      1,994        21,644
  Non-interest expense
    Direct expense                        8,179          4,733         1,439      2,718     21,284        38,353
    Overhead and support                  1,827          1,103           264      1,332     (4,565)            -
                                       --------       --------       -------   --------    --------   ----------
  Total non-interest expense             10,006          5,836         1,703      4,050     16,758        38,353
                                       --------       --------       -------   --------    -------    ----------
  Income (loss) before taxes           $  6,870       $  2,723       $ 8,736   $  2,731    $(6,634)   $   14,426
                                       ========       ========       =======   ========    ========   ==========
  Total average assets                 $586,800       $181,357       $93,786   $219,476    $47,541    $1,128,960
                                       ========       ========       =======   ========    =======    ==========

                2000                  COMMERCIAL    REAL ESTATE    WAREHOUSE                              NCB
                                        LENDING       LENDING       LENDING    NCB, FSB     OTHER    CONSOLIDATED
                                      ----------    -----------    ----------  --------    -------   ------------
  Net interest income
    Interest income                    $ 45,991       $ 13,818      $ 11,153 $ 12,597     $ 9,677    $   93,236
    Interest expense                     38,457          9,760         8,072    7,717      (2,954)       61,052
                                       --------       --------      --------  -------     --------   ----------
  Net interest income                     7,534          4,058         3,081    4,880      12,631        32,184
  Provision for loan losses               2,469            656             -       82           -         3,207
  Non-interest income-external            3,125          3,155         1,700    1,346         232         9,558
  Non-interest expense
    Direct expense                        5,419          3,539         1,015    2,310      17,046        29,329
    Overhead and support                  1,166            908           241    1,021      (3,336)            -
                                       --------       --------      --------  -------     -------    ----------
  Total non-interest expense              6,585          4,447         1,256    3,331      13,710        29,329
                                       --------       --------      --------  -------     -------    ----------
  Income (loss) before taxes           $  1,605       $  2,110      $  3,525 $  2,813     $  (847)   $    9,206
                                       ========       ========      ======== ========     =======    ==========
  Total average assets                 $608,630       $157,017      $128,327 $164,912     $55,340    $1,114,226
                                       ========       ========      ======== ========     =======    ==========


                1999                  COMMERCIAL    REAL ESTATE    WAREHOUSE                              NCB
                                        LENDING       LENDING       LENDING    NCB, FSB     OTHER    CONSOLIDATED
                                      ----------    -----------    ----------  --------    -------   ------------
  Net interest income
    Interest income                    $ 39,756       $  9,835      $ 13,276  $ 11,591   $  5,459    $   79,917
    Interest expense                     29,081          7,200         8,954     6,705     (2,180)       49,760
                                       --------       --------      --------  --------     -------   ----------
  Net interest income                    10,675          2,635         4,322     4,886      7,639        30,157
  Provision (credit) for loan losses        585            165             -       159          -           909
  Non-interest income-external            3,182          4,145         7,471       748        121        15,667
  Non-interest expense
    Direct expense                        5,551          3,416         1,311     2,776     15,510        28,564
    Overhead and support                    807            184           158       300     (1,449)            -
                                       --------       --------      --------  --------   --------    ----------
  Total non-interest expense              6,358          3,600         1,469     3,076     14,061        28,564
                                       --------       --------      --------  --------   --------    ----------
  Income (loss) before taxes           $  6,914       $  3,015      $ 10,324  $  2,399   $ (6,301)   $   16,351
                                       ========       ========      ========  ========   ========    ==========
  Total average assets                 $450,937       $124,776      $204,647  $152,377   $106,669    $1,039,406
                                       ========       ========      ========  ========   ========    ==========

24. NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. SFAS No. 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles (GAAP); however, SFAS No. 141 establishes additional disclosure requirements for transactions occurring after the effective date.

         SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, goodwill amortization expense ceased and goodwill will be assessed for impairment at least annually at the reporting unit level by applying a fair-value-based test. Adoption of SFAS No. 142 did not have a material effect on the financial statements.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


    None

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of NCB and the positions held by each are as follows:

                                                                                 YEAR FIRST       END OF
                                       POSITION                                  APPOINTED         TERM        AGE
                                       -------------------------------------- ----------------- ------------ ---------
Kirby J. Erickson                      Chairman of the Board
                                       of Directors and Director                    1997           2003         61

Charles E. Snyder                      President and Chief
                                       Executive Officer                            1983             -          48

Harry J. Bowie                         Director                                     1999             -          66

Michael J. Mercer                      Vice Chairman of the Board of                1998           2004         48
                                       Directors and Director

James L. Burns, Jr.                    Director                                     1998           2002         63

Lynn M. Hoopingarner                   Director                                     2001           2004         43

Eben Hopson, Jr.                       Director                                     1998           2002         55

Dean Janeway                           Director                                     2001           2004         58

Jackie Jenkins-Scott                   Director                                     1997           2003         52

Stephanie McHenry-Lucky                Director                                     2001           2004         39

Marilyn J. McQuaide                    Director                                     1996           2002         52

Stuart M. Saft                         Director                                     1999           2002         54

Sheila A. Smith                        Director                                     1995             -          56

Peter C. Young                         Director                                     1997           2003         56

Thomas K. Zaucha                       Director                                     1997           2003         57


                                                                                 YEAR FIRST       END OF
                                       POSITION                                  APPOINTED         TERM        AGE
                                       -------------------------------------- ----------------- ------------ ---------
Steven A. Brookner                     Managing Director
                                       Chief Executive Office, NCB, FSB
                                       President and Director,
                                       NCB 1, Inc.
                                       Director, NCB Insurance
                                       Brokers, Inc.
                                       President, NCB Funding
                                       Corporation                                  1997             -          39

Charles H. Hackman                     Managing Director, Chief
                                       Credit Officer
                                       President and Director,
                                       NCB Insurance Brokers, Inc.
                                       President, NCB Capital
                                       Corporation                                  1984             -          57

Mark W. Hiltz                          Managing Director, Chief
                                       Risk Officer                                 1982             -          54

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
                                       NCB NetPlatform, Inc. and NCB
                                       Franchise Services, Inc.;
                                       President, NCB Financial
                                       Corporation                                  1985             -          43

Thomas C. Schoettle                    President, NCB, FSB                          1997                        46
                                                                                                     -

         Kirby J. Erickson is the Senior Executive of HealthPartners, Inc., parent company of HealthPartners Obligated Group, since November 2000. Prior to that, he was Executive Vice President of Group Health Inc.(GHI)/HealthPartners, Inc. since 1992. He also had served in various capacities since 1965 at Aetna Health Plans, United Health Care, Inc., Fairview Community Hospitals and Fairview Southdale Hospital. Mr. Erickson retired from HealthPartners, Inc. in January 2002.

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

         Michael J. Mercer has been the President of Georgia Credit Union Affiliates since 1985 and Vice Chairman of the Association of Credit Union League Executives since 1997. He was also one of the founders of the Credit Union Service Corporation and is its former Chairman.

         James L. Burns, Jr. was the President and Chief Executive Officer of The Co-operative Central Bank since 1972 and the President and Chief Executive Officer of Co-operative Investment Fund since 1984. Mr. Burns retired from the Co-operative Central Bank and Co-operative Investment Fund in April 2000. In addition, he has served as a consultant to the Australian government and the Australian and New Zealand banking industry.

         Lynn M. Hoopingarner is the President of Profitable Solutions-TM-Institute, Inc. She was the President of White House Owners Association from 1991 to 1999. She also previously worked as a banker at Chase Manhattan Bank and Wells Fargo Bank.

         Eben Hopson, Jr. has been Treasurer and Board Member of Arctic Slope Regional Corporation, Executive Director of Arctic Slope Native Association and Executive Director of Bristol Bay Borough. He is also a former Financial Director of the City of Barrow.

         Dean Janeway has been President and Chief Operating Officer of Wakefern Food Corp. since 1995. Previously, he was Executive Vice President of Wakefern for five years and held various Vice President positions in Merchandising, Dari-Deli and Frozen Food at Wakefern. He has served since 1992 on the Board of Directors of the National Grocers Association and was elected Chairman in 1997.

         Jackie Jenkins-Scott is the President and Chief Executive Officer of the New England Hospital d/b/a Dimock Community Health Center for the past 17 years. Prior to her position with Dimock, she served as Director of the Roxbury Court Clinic and held several positions with the Commonwealth of Massachusetts, Department of Public Health from 1973 to 1977. She has been a Board Member of the Massachusetts League of Community Health Centers and a member of the National Association of Community Health Centers, Inc.

         Stephanie McHenry-Lucky has been director of Minority Business Development of Greater Cleveland Growth Association and Executive director of Northern Ohio Minority Business Council since 1998. She is also a board member of NCB Development Corporation.

         Marilyn J. McQuaide was a Senior Vice President and Senior Operations Officer of Vermont National Bank from 1989 to 1999. She also served on the Board of Northeast Cooperatives Association for seven years.

         Stuart M. Saft is the Chairman of the Council of New York Cooperatives and Condominiums and a Board Member of the National Association of Housing Cooperatives. He is also the Chairman of the New York City Workforce Investment Board. Additionally, he is the head of the Real Estate Department at Wolf, Haldenstein, Adler, Freeman & Hertz, LLP. He was a board member for 15 years at Park 86 Apartment Corp.

         Sheila A. Smith has been President of ARC Global Technologies, Inc. since 1979 and was a Director of ARC Europe, Ltd. in Scotland.

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

         Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and a Managing Director at NCB responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998 he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a shareholder and officer of Hamilton Securities Group for one year and Co-Founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.

         Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, President of NCB Financial Corporation since its inception in 1988 until 2000 and President of NCB Insurance Brokers, Inc. and NCB Capital Corporation, starting in 1999.

         Mark W. Hiltz is a Managing Director and Chief Risk Officer of NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1998 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

         Richard L. Reed is a Managing Director and Chief Financial Officer of NCB. He is also the President of NCB Financial Corporation starting 2001. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.

         Thomas C. Shoettle was named President and Chief Executive Officer of NCB Savings Bank, FSB, now named NCB, FSB in 1997 and is currently President and Chief Operating Officer. He was the Executive Vice President of the Savings Bank from 1995 to 1996. Previously, he served for eight years as Vice President, Commercial and Residential Lending and Regional Manager with Merchants National Bank and for three years as Manager, Special Assets with Farm Credit System.

NON-INCUMBENT NOMINEES FOR DIRECTORSHIPS

           William Anderson, Jr.                 H. Jeffrey Leonard
           Allan J. Baum                         Vernon Oakes
           William F. Casey                      Walden Swanson
           Paul D. Gruzca


         William Anderson, Jr. is a Senior Vice President, Finance and Administration of Koniag, Inc. since February 2001. He served as a Board Member and Chairman of the Audit, Finance and Investment Committee at Koniag. He was also a Finance Director of Afognak Native Corporation from July 2000 to January 2001. He was previously connected with Integrated Concepts and Research Corporation and The Boeing Company.

         Allan J. Baum served as Managing Director, Senior Adviser at Credit Suisse First Boston from October 1991 until his retirement in January 2002. He has also served as President of his residential cooperative since 1986 and is currently a board member of Community Development Trust.

         William F. Casey is the President and Treasurer of the Co-operative Central Bank and President of Co-operative Bank Investment Fund since April 2000. At the Co-operative Central Bank, he also held the positions of Executive Vice President and Treasurer for 14 years and Financial Vice President for 6 years.

         Paul D. Gruzca is the Chief Financial Officer and Vice President of Consolidated Community Management, Inc. He served as the President of Progressive Real Estate Service, Inc. AAMC from 1994 to 2001. He was also a property managing agent associated with Glen Oaks Condominium. He is also an active member of the National Faculty For Community Association Institute (CAI) and was a recipient of the 1999-2000 "Educator of the Year" award given by CAI.

         H. Jeffrey Leonard has been President and founding shareholder and Director of GEF Management Corporation since 1989. He is also the President of Global Environment Fund since 1989 and is the Chairman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.

         Vernon Oakes is the owner of Oakes Management, Inc. and is a real estate property manager, investor and consultant. Oakes Management is the managing agent of East Capitol Gardens and 801 P Street New Hope Cooperative. He is also a certified inspector of HUD properties and board member of Community of Hope, Inc. and Hope Housing, Inc.

          Walden Swanson is the Chief Executive Officer of Community Consulting Group Cooperative, Inc., which provides consulting services to cooperatives. He was previously a Manager at Wheatsville Food Co-op from 1976 to 1978. He was also a board member at National Cooperative Business Association and a resident and board member at Whitehall Housing Cooperative.

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

         Only holders of NCB's Class B and Class C stock have voting rights, and they vote as one class under the terms of the weighted voting system adopted by NCB to comply with the Act. The NCB by-laws and election rules policy provide that (1) each stockholder of record who is also a borrower from NCB (a "borrower-stockholder") is entitled to five votes, (2) each borrower-stockholder is entitled to additional votes, up to a total of 120, based on a formula measuring the proportion that such borrower-stockholder's patronage with NCB bears to the total patronage during a period of time fixed by the election rules, and (3) each stockholder who is not a borrower from NCB shall receive one vote, and non-borrower stockholders as a class shall receive at least 10% of the votes allocated.

         The by-laws and election rules further provide that, notwithstanding any allocations of votes which would otherwise result from the foregoing rules
(1) no stockholder shall be entitled to more than 5% of the total voting control held by all stockholders, (2) the total votes allocated to any class of cooperatives shall not exceed 45% of the total, and (3) no stockholder which is a "developing cooperative" shall be entitled to more than five votes. A developing cooperative is defined as a cooperative that is in a developmental or fledgling state of operation and that does not have members who are ultimate consumers or primary consumers.

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

COMMITTEES OF THE BOARD

         The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, such as Audit/Risk Management, Compensation, Cooperative Services, Development Banking/Low Income, Executive/Strategic Finance, Nominating and Strategic Planning Committees.

         The Audit/Risk Management Committee shall assist the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are Marilyn J. McQuaide (Chair), Stephanie McHenry-Lucky, Stuart M. Saft, Sheila A. Smith and Thomas K. Zaucha.

         The Compensation Committee is responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of NCB, internal equity considerations, competitive practice and the requirements of appropriate regulatory agencies. The Committee shall also communicate to the members the compensation policies and the reasoning behind such policies. The members of the committee are Kirby J. Erickson (Chair), James L. Burns, Jr., Harry J. Bowie, Jackie Jenkins-Scott and Michael J. Mercer.

         The Cooperative Services Committee is responsible for providing input to management regarding the development of a Cooperative Services Strategic Plan and making a recommendation regarding adoption of the plan to the Board of Directors, providing regular feedback to NCB management as management tests, implementing and validating components of the plan and provide regular reporting to the Board of Directors on progress made with the Strategic Plan. The members of the committee are Thomas K. Zaucha (Chair), James L. Burns, Jr., Lynn M. Hoopingarner and Dean Janeway.

         The Development Banking/Low Income Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Development Corporation (NCBDC) to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCBDC, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are Stuart M. Saft (Chair), Eben Hopson, Jr., Stephanie McHenry-Lucky, Sheila A. Smith and Peter C. Young.

         The Executive/Strategic Finance Committee exercises all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends for board approval the consolidated annual budget. The members of the committee are Kirby J. Erickson (Chair), Harry J. Bowie, Jackie Jenkins-Scott, Marilyn J. McQuaide and Michael J. Mercer.

         The Nominating Committee annually oversees the election for NCB directors. The committee also periodically drafts election rules on behalf of the Board of Directors. The members of the committee are Peter C. Young (Chair), Lynn M. Hoopingarner, Eben Hopson, Jr. and Dean Janeway.

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


                                                                                    LONG-TERM
                                                                                    INCENTIVE      ALL OTHER
                                                    ANNUAL COMPENSATION               PLAN        COMPENSATION
                                                   -----------------------          ----------    ------------
      (a)                              (b)           (c)             (d)               (e)            (f)
NAME AND PRINCIPAL POSITION            YEAR         SALARY          BONUS            PAYOUTS
---------------------------            ----        ---------        ------          ----------     ----------
Charles E. Snyder                      2001        $400,000        $                 $                $26,060
President & CEO                        2000         395,477         168,000           184,363          21,060
                                       1990         335,855         121,600                            20,760

Charles H. Hackman                     2001         218,571                                            25,174
Managing Director,                     2000         214,918          86,827           112,613          21,060
Chief Credit Officer                   1999         206,343          58,935                            20,760

Steven Brookner                        2001         201,500                                            15,665
Managing Director                      2000         178,835          68,170            31,673          13,993
                                       1999         154,941          33,000                            12,034

Richard L. Reed                        2001         193,283                                            23,663
Managing Director,                     2000         188,231          74,375            89,701          21,060
Chief Financial Officer                1999         174,229          52,250                            20,679

Mark Hiltz                             2001         167,775           5,000                            21,669
Managing Director,                     2000         165,736          66,640            86,442          20,978
Chief Risk Officer                     1999         158,017          45,240                            20,169


         * The "All Other Compensation" reported for 2001 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers, NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of term insurance premiums for the named officers as follows:


                                             RETIREMENT PLAN           MATCHING 401(K)           TERM INSURANCE
                                               CONTRIBUTION              CONTRIBUTION               PREMIUMS
                                             ---------------           ---------------           --------------
  Mr. Snyder                                      $14,000                   $10,500                    $1,560
  Mr. Hackman                                      13,114                    10,500                     1,560
  Mr. Brookner                                     12,090                     2,015                     1,560
  Mr. Reed                                         11,603                    10,500                     1,560
  Mr. Hiltz                                        10,067                    10,067                     1,535

COMPENSATION OF THE BOARD

         Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 2001 to $514.23 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $10,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $15,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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

         The following table shows those cooperatives which owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 2001.

                                                             CLASS B STOCK                      CLASS C STOCK
                                                       ---------------------------      ------------------------------
                                                          NO. OF        PERCENT             NO. OF         PERCENT
NAME AND ADDRESS OF SHAREHOLDERS                          SHARES       OF CLASS             SHARES         OF CLASS
--------------------------------                       -------------- ------------      ---------------- -------------
The Co-operative Central Bank                              30,500.00        2.72%             28,614.40        12.92%
75 Park Plaza
Boston, MA  02116

Greenbelt Homes, Inc.                                      14,440.40        1.29%             29,509.51        13.33%
Hamilton Place
Greenbelt, MD  20770

Group Health, Inc. (1)                                     13,257.04        1.19%             14,249.60         6.44%
2829 University Avenue S.E.
Minneapolis, MN  55414


(1) Included in the above are 4,499.07 shares and 2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan which is affiliated with GHI.

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


                                                                           LARGEST                             INTEREST
                                                                           BALANCE         BALANCE AS          RATE AS OF
NATIONAL COOPERATIVE BANK                                                  IN 2001        OF 12/31/01           12/31/01
                                                                          ---------      -------------       -- ----------
James L. Burns, Jr.           Co-op Central Bank                         $        0       $        0               N/A

Joseph Cabral                 Chatsworth Products                         1,147,985                 0             8.28%

Kirby J. Erickson             HealthPartners Obligated Group              3,008,280         3,008,280             4.13%
                              HealthPartners Obligated Group              2,150,407         1,853,292             6.00%

Lynn M. Hoopingarger           The White House Owners Association           145,559           129,119             9.38%



                                                                           LARGEST                             INTEREST
                                                                           BALANCE         BALANCE AS          RATE AS OF
NATIONAL COOPERATIVE BANK                                                  IN 2001        OF 12/31/01           12/31/01
                                                                          ---------      -------------       -- ----------
Dean Janeway                  AJS Supermarkets                          $   126,946       $   102,974             9.45%
                              Ammons Supermarket                          1,454,167         1,133,333             8.93%
                              Collins Family Market                       1,902,591         1,577,091             7.25%
                              Collins Family Market                         371,469            90,728             8.50%
                              Delaware Supermarkets                         478,381           352,962             9.45%
                              Delsea Drive Supermarkets                   2,450,801         2,195,066             8.70%
                              Delsea Drive Supermarkets                   3,110,324         2,837,993             7.40%
                              Food Parade                                 2,000,000         1,880,952             5.50%
                              Food Parade                                 1,264,167         1,120,833             5.25%
                              Kinsley's Market of Tannersville            1,833,333         1,571,429             9.50%
                              Racar, Affiliates                             356,250           287,500             5.50%
                              Racar, Affiliates                             937,979           446,657             5.50%
                              Racar, Affiliates                             604,166           479,166             5.50%
                              Rafe, Inc.                                  7,862,500         7,083,333             4.63%
                              Sixty, Inc.                                 5,087,500         4,583,333             4.63%
                              Shop-Rite of Cartaret                       3,500,000         3,375,000             7.97%
                              Zallies/Berat Corporation                   3,392,222         3,105,555             8.29%

Alex N. Miller                Lexington Square                              573,714           573,714             8.50%
                              Lexington Square                              369,623           360,029             8.50%
                              The Columns at East Hill                      196,885           193,879             9.24%
                              1261 La Vista                               2,119,890         2,100,107             8.37%
                              Belvedere Point Inc.                          301,151           295,504             9.81%
                              Tanglewood Garden Coop                        832,154           820,125             9.69%

Alfred A. Plamann             Andronico's Market                          8,462,238         6,543,955             6.27%
                              K.V. Mart                                     275,257            21,875             6.50%
                              K.V. Mart                                     351,911            52,016             6.00%
                              K.V. Mart                                   3,603,754         3,052,016             8.50%
                              K.V. 99 (LLC)                               4,440,897         4,413,915             8.67%
                              Pro & Sons                                  2,928,571         2,500,000            10.06%
                              Pro $ Sons                                  2,000,000         2,000,000             5.82%
                              Pro $ Sons                                  5,000,000         5,000,000             5.82%
                              Mollie Stone Market                         2,800,000         2,350,000             3.88%
                              Mollie Stone Market                         9,750,000         9,750,000             8.63%
                              Fiesta Properties                             482,563           378,031             9.19%
                              White Salmon/Estacada Food                    965,000           953,512             5.75%
                              Green Frog Market                             487,697           401,851             9.88%
                              M&M Highland                                  284,176           263,570             9.26%
                              Northwest Supermarket                       2,696,529           429,129             7.00%
                              Yucaipa Trading                               188,617           120,577             6.50%



                                                                           LARGEST                             INTEREST
                                                                           BALANCE         BALANCE AS          RATE AS OF
NATIONAL COOPERATIVE BANK                                                  IN 2001        OF 12/31/01           12/31/01
                                                                          ---------      -------------       -- ----------
Alfred Plamann                Grocers Cap Revolver                      $ 7,000,000       $ 5,000,000             4.33%
(cont'd)                      UWG (Grocers Cap/United Resources)          9,518,802         5,225,710           Various
                              Peter O'Neal                                  561,419                 0             8.77%
                              Peter O'Neal                                  448,870                 0             8.77%
                              IFOR                                          115,693                 0             9.63%
                              Jensen's Comp                               1,180,952         1,016,667             9.25%
                              Sonoma Market                               2,655,000         2,655,000            10.38%
                              JIVA Solanki/Gardena Supermkt.                150,000           120,000             8.63%
                              K.V. Property                              12,676,656        12,389,482             8.41%

Peter C. Young                Area Coop Edu. Serv.                        2,000,000         2,000,000             5.14%

Thomas K. Zaucha              Hilltop Properties                          1,290,521         1,110,657             4.63%
                              Hilltop Properties                          1,481,739         1,377,103             7.40%
                              Greenwich Assoc., LLC4                      2,942,568         2,884,248             8.60%
                              Greenwich Assoc., LLC2                      5,590,880         5,480,071             8.60%
                              Greenwich Assoc., LLC3                      1,863,627         1,826,690             8.60%
                              Greenwich Assoc., LLC5                      1,373,199         1,345,982             8.60%

Charles E. Snyder             National Cooperative Business Association      31,844            20,545             Lease

NOMINEES FOR DIRECTORSHIP

William Anderson, Jr.          Koniag, Inc.                              $1,237,338        $1,208,986             8.11%
                               Koniag, Inc.                               1,328,318         1,297,882             8.11%
                               Koniag, Inc.                               1,327,677         1,304,440             8.69%
                               Koniag, Inc.                                 620,000           618,665             6.24%
                               Koniag, Inc.                               2,049,248         2,009,920             8.69%

H. Jeffrey Leonard             GEF Management Corp.                         545,000           545,000             5.00%
                               GEF Management Corp.                       1,817,300         1,569,486             7.71%

NCB, FSB

Sheila A. Smith                Share Loan                                   119,524                 0                0



         NCB has a $6 million committed line of credit facility and a $7.5 million bid line with The Co-operative Central Bank of which Mr. Burns was the President and Chief Executive Officer until his retirement in April 2000.

         NCB has two term loans outstanding to Chatsworth Products, Inc. of which Mr. Cabral is the President. The term loans were used for the purchase of machinery and equipment and were termed out after the initial draw periods. One of the term loans was fully paid off in 2001.

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

         NCB has an outstanding loan to White House Owners Association of which Lynn M. Hoopingarner is a former President. The loan was used to finance capital improvements.

         NCB has loans to members of Wakefern Food Corp. Wakefern guarantees these loans. Dean Janeway is President and CEO of Wakefern. The loans were for store renovation, equipment, real estate, inventory, and working capital. Some of these loans have been sold in the capital markets.

         NCB has outstanding loans to Belvedere Point, Inc., 1261 La Vista, The Columns at East Hill, Tanglewood Garden Coop. and two non-revolving lines to Lexington Square. Mr. Miller is the President of G & M Management Company which provides management services for these cooperatives. The purposes of these loans were to refinance acquisition, for construction loans and for capital improvements. These loans, with the exception of 1261 La Vista, have been sold and are not reflected on NCB's books.

         NCB has entered into agreements with Grocers Capital Company (GCC) and United Resources, Inc. (URI), finance subsidiaries of United Western Grocers
(UWG) of which Mr. Plamann is President and Chief Executive officer, to purchase member loans originated by GCC and URI. NCB also provides a line of credit to GCC. In 2000, NCB agreed to modify its financing arrangements with GCC and URI. Finally, GCC and UWG provide guarantees on several loans to members of UWG, some of which have been sold and are not reflected on NCB's books.

         NCB has a $2.5 million line of credit with Area Cooperative Educational Services of which Mr. Young is the Executive Director. The line of credit is for working capital needs.

         NCB has two loans outstanding with Hilltop Properties. Hilltop Properties is a member of the National Grocers Association of which Mr. Zaucha is President. The loans were used for a real estate refinancing, to purchase furniture, fixtures, equipment and inventory and to remodel a store. Additionally, NCB originated four loans with Greenwich Associates, a real estate company which leases property to D'Agostinos Markets, a chain grocery operation and member of the National Grocers Association. The loans were made to refinance the real estate whose primary tenants are the D'Agostinos Markets. NCB has sold these commercial real estate loans in the secondary market.

         NCB has lease financing to National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, is a Board Member. The lease financing is for business furniture and equipment. Also available is a $500 thousand working capital line of credit.

         Board nominee William Anderson, Jr. is Senior Vice President and member of the board of Koniag, Inc. NCB has a $10 million working capital line of credit with Koniag. During 2001, Koniag has 5 draws outstanding which were used for acquisitions of commercial real property.

         Board nominee H. Jeffrey Leonard is President of GEF Management Corporation. NCB has made an ESOP loan to GEF.

         In its normal course of business, NCB, FSB makes loans to employees and board members. NCB, FSB has issued a home mortgage loan to Sheila A. Smith which was fully paid off at the end of the year.

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

         Financial Statements as of December 31, 1999, 2000, and 2001.

Page #
----
38            Report of Independent Public Accountants

39            Consolidated Balance Sheets

40            Consolidated Statements of Income

41            Consolidated Statements of Comprehensive Income

42            Consolidated Statements of Changes in Members' Equity

43-44         Consolidated Statements of Cash Flows

45-77         Notes to the Consolidated Financial Statements



(a)(2)        Not applicable

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

(a)(3) The following exhibits are filed as a part of this report.


EXHIBIT NO.
-----------
(a)           3.1          National Consumer Cooperative Bank Act, as amended through
                           1981

(c)           3.2          1989 Amendment to National Consumer Cooperative Bank Act

(d)           3.3          Bylaws of NCB

(f)           4.1          Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

( )           4.2          (No Exhibit)

(g)           4.3          Schedule Concerning Senior Note Agreements


(k)           4.4          Financing Agreement with U.S. Treasury

( )           4.5          (No Exhibit)

(m)           4.6          Master Shelf Agreement with Prudential Insurance Co. of
                           America et al.

(n)           4.7          Senior Note Agreement (Dec. 1995)

(r)           4.8          First Amendment Agreement to Master Shelf Agreement
                           with Prudential Insurance Co. of America

( )           4.9          (No Exhibit)

( )           4.10         (No Exhibit)

(o)           4.11         Form of Indenture for Debt Securities

(p)           4.12         Form of Fixed Rate Medium-term Note

(q)           4.13         Form of Floating Rate Medium-term Note

*(t)          10.1         Chief Executive Officer Incentive Plan

 (u)          10.2         Term Loan Agreement with Credit Suisse First Boston

*(h)          10.3         Deferred Compensation Agreement with Charles E. Snyder

*(e)          10.4         Severance Agreement with Charles E. Snyder

 (s)          10.5         Third Amended and Restated Loan Agreement with Fleet Bank as Agent

*(a)          10.6         Insurance Plan for NCB Executive Officers

 (b)          10.7         Subordination Agreement with Consumer Cooperative Development
                           Corporation (now NCB Development Corporation)

 (s)          10.8         Master Shelf Agreement with Prudential Insurance Co. of
                           America et al. (June 1997)

 (a5)         10.11        Amendment No. 4 to Third Amended and Restated Loan Agreement
                           with Fleet Bank as Agent

 (d)          10.12        Lease on Headquarters of NCB


*(aa)         10.13        NCB Executive Long-Term Incentive Plan

*(f)          10.14        Employment Agreement with Marlon W. Pickles

 (v)          10.15        First Amendment to Third Amended and Restated Loan
                           Agreement with Fleet Bank as Agent

 (a5)         10.16        Amendment to Term Loan Agreement dated November 5, 1998 with
                           Greenwich Funding Corporation and Credit Suisse First Boston

 ( )          10.17        (No Exhibit)

 (h)          10.18        Term Loan Agreement with Credit Suisse (Feb. 1997)

 (x)          10.19        Term Loan Agreement with Funding Corporation
                            and Credit Suisse First Boston (November 1998)

 ( )          10.20        (No Exhibit)

 (y)          10.21        Amendment No. 2 to Third Amended and Restated Loan Agreement
                           with  Fleet Bank as Agent

 (y)          10.22        First Amendment to Term Loan Agreement with Greenwich Funding
                           Corporation and Credit Suisse First Boston

 (a1)         10.23        Note Purchase Agreement with Prudential Insurance Company of
                           America (Dec. 1999)

 (z)          10.24        First Amendment Agreement to Note Purchase Agreement with
                           First AUSA Life Insurance et. al (June 1999)

 (aa)         10.25        Note Purchase and Uncommitted Master Shelf Agreement with
                           Prudential (Dec. 2001)

*(a3)         10.26        Incentive Plan for NCB Executive Officers

*(aa)         10.27        Executive Long-Term Incentive Plan

 ( )          10.28        (No Exhibit)

 ( )          10.29        (No Exhibit)


 (a2)         10.30        Amendment No. 3 to third Amended and Restated Loan Agreement with  Fleet Bank as Agent

 (a4)         13           2000 Annual Report

 (i)          22.1         List of Subsidiaries and Affiliates of the NCB

 (aa)         23.1         Consent of Arthur Andersen LLP

 (aa)         25.1         Power of Attorney by Dean Janeway

 (aa)         25.2         Power of Attorney by Lynn M. Hoopingarner

 (t)          25.3         Power of Attorney by Kirby J. Erickson

 (aa)         25.4         Assurance Letter by registrant

 (t)          25.5         Power of Attorney by Jackie Jenkins-Scott

 (r)          25.6         Power of Attorney by James L. Burns, Jr.

 (g)          25.7         Power of Attorney by Harry J. Bowie

 (t)          25.8         Power of Attorney by Michael J. Mercer

 (t)          25.9         Power of Attorney by Peter C. Young

 (t)          25.10        Power of Attorney by Thomas K. Zaucha

 (aa)         25.11        Power of Attorney by Stephanie McHenry-Lucky

 (i)          25.12        Power of Attorney by Stuart M. Saft

 (i)          25.13        Power of Attorney by Sheila A. Smith

 (x)          25.14        Power of Attorney by Eben Hopson, Jr.

 (r)          25.15        Power of Attorney by Marilyn J. McQuaide

 (aa)         99.1         Registrant's 2002 Election Materials



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

(a2) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 (File No. 2-99779).

(aa)     Filed herewith

(b) The Registrant did not file any report on Form 8-K during the last quarter of 2001.

(a3) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended
         December 31, 2000 (File No. 2-99779)

(a4) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (File No. 2-99779).

(a5) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 (File No. 2-99779).


                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK


DATE: APRIL 1, 2002                BY /s/ CHARLES E. SNYDER
      -------------                   ---------------------------------------
                                      Charles E. Snyder
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:


SIGNATURE                                               TITLE                                        DATE

*/s/KIRBY J. ERICKSON                                   Chairman of the Board and                    04/01/02
-----------------------------                           Director
Kirby J. Erickson

/s/RICHARD L. REED                                      Managing Director,                           4/01/02
------------------------------                          (Principal Financial Officer)
Richard L. Reed

/s/MARIETTA J. ORCINO                                   Vice President, Tax &                        4/01/02
------------------------------                          Regulatory Compliance
Marietta J. Orcino

/s/E. MICHAEL RAMBEG                                    Vice President, Principal                    4/01/02
---------------------------------                       Accounting Officer
E. Michael Ramberg

*/s/HARRY J. BOWIE                                      Director                                     4/01/02
-----------------------------
Harry J. Bowie

*/s/MICHAEL J. MERCER                                   Director                                     4/01/02
-----------------------------
Michael J Mercer

*/s/JAMES L. BURNS, JR.                                 Director                                     4/01/02
------------------------------
James L. Burns, Jr.

*/s/LYNN M. HOOPINGARNER                                Director                                     4/01/02
-----------------------------
Lynn M. Hooopingarner

*/s/EBEN HOPSON, JR.                                    Director                                     4/01/02
-----------------------------
Eben Hopson, Jr.



SIGNATURE                                               TITLE                                        DATE

*/s/DEAN JANEWAY                                        Director                                     4/01/02
-----------------------------
Dean Janeway

*/s/JACKIE JENKINS-SCOTT                                Director                                     4/01/02
-----------------------------
Jackie Jenkins-Scott

*/s/STEPHANIE MCHENRY-LUCKY                             Director                                     4/01/02
-----------------------------
Stephanie McHenry-Lucky

*/s/MARILYN J. MCQUAIDE                                 Director                                     4/01/02
--------------------------------
Marilyn J. McQuaide

*/s/STUART M. SAFT                                      Director                                     4/01/02
-----------------------------
Stuart M. Saft

*/s/SHEILA A. SMITH                                     Director                                     4/01/02
-----------------------------
Sheila A. Smith

*/s/PETER C. YOUNG                                      Director                                     4/01/02
-----------------------------
Peter C. Young

*/s/THOMAS K. ZAUCHA                                    Director                                     4/01/02
-----------------------------
Thomas K. Zaucha





* By /S/RICHARD L. REED
  --------------------------------
  Richard L. Reed
  (Attorney-in-Fact)

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


       With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 2001 annual meeting. The registrant has not yet distributed the 2001 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.


                                INDEX TO EXHIBITS


EXHIBIT NO.        DESCRIPTION
-----------        -----------
10.13            NCB Executive Long Term Incentive Plan

10.25            Note Purchase and Uncommitted Master Shelf Agreement with
                   Prudential (Dec. 2001)

23.1             Consent of Arthur Andersen LLP

25.1             Power of Attorney by Dean Janeway

25.2             Power of Attorney by Lynn M. Hoopingarner

25.4             Assurance Letter by Registrant

25.11            Power of Attorney by Stephanie McHenry-Lucky

99.1             Registrant's 2002 Election Materials
