Form 10-Q/A
period 2001-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2002-04-10
CIK 356801

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended MARCH 31, 2001 Commission file number 2-99779
                            --------------                        -------


                       NATIONAL CONSUMER COOPERATIVE BANK
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   United States of America                                     52-1157795
(12 U.S.C. SECTION 3001 ET SEQ.)                            -----------------
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
                                      -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT MARCH 31, 2001
                                                   -----------------------------
           CLASS C                                           220,180
---------------------------------
(Common stock, $100.00 par value)

           CLASS B                                         1,074,401
---------------------------------
(Common stock, $100.00 par value)

           CLASS D                                                 3
---------------------------------
(Common stock, $100.00 par value)


EXPLANATORY NOTE

        This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety National Consumer Cooperative Bank's (NCB) Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as of the date of filing the original Form 10-Q, May 15, 2001. The financial results for the quarter ended March 31, 2001 have been restated for adjustments to deferred loan origination costs, the amortization of interest-only receivables, loan sale activity and accrued incentive compensation, as well as for the reclassification of certain income and expense items.

        Form 10-Q/A revises the Consolidated Statement of Income for the three months ended March 31, 2001 as follows:

- Interest income- Loans and lease financing is being increased by $104,643
- Interest income - Investment securities is being decreased by $109,937
- Non-interest income - Other is being decreased by $701,798
- Non-interest expense - Compensation and employee benefits is being increased by $115,943
- Non-interest expense - Contractual Services is being decreased by $701,798

        The net effect of the above revisions is to decrease Net income by $121,237 for the three-month period ended March 31, 2001. Related disclosures in the Condensed Notes to the Consolidated Financial Statements and Management's Discussion and Analysis have been changed accordingly to reflect the above revisions as have the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the three months ended March 31, 2001.

        In addition, this Form 10-Q/A revises the Consolidated Balance Sheet as of March 31, 2001 as follows:

- Investment securities - Available-for-sale are being decreased by $109,937
- Loans and lease financing is being decreased by $197,217
- Other assets are being increased by $127,241
- Other liabilities are being decreased by $58,676
- Retained earnings - Unallocated are being decreased by $121,237

        Related disclosures in the Condensed Notes to the Consolidated Financial Statements and Management's Discussion and Analysis have been changed accordingly to reflect the above revisions as have the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the three months ended March 31, 2001.

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX
                                                                        PAGE NO.

PART I          FINANCIAL INFORMATION


Item 1            Consolidated balance sheets - March 31,
                  2001 (unaudited) and December 31, 2000..                     4

                  Consolidated statements of income - for
                  the three months ended March 31, 2001
                  (unaudited) and 2000 ...................                     5

                  Consolidated statements of comprehensive
                  income - for the three months ended
                  March 31, 2001 (unaudited) and 2000.....                     6

                  Consolidated statements of cash flows -
                  for the three months ended
                  March 31, 2001 (unaudited) and 2000.....                   7-8

                  Condensed notes to the consolidated
                  financial statements - March 31,
                  2001 (unaudited)........................                  9-17

Item 2            Management's discussion and analysis
                  of financial condition and results of
                  operations - for the three  months
                  ended March 31, 2001 and 2000...........                 18-24

Item 3            Quantitative and qualitative disclosures
                  about market risk.......................                    24

PART II OTHER INFORMATION

Item 4            Submission of Matters to a Vote of
                  Security Holders....................                        24

Item 6            Exhibit                                                     25

                  Exhibit 13 - 2000 Annual Report

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000


                                                    March 31,           December 31,
                                                      2001                  2000
                                                ---------------       ---------------
                                                  (Unaudited)
ASSETS
Cash and cash equivalents                       $    31,050,739       $    36,494,978
Restricted cash                                       3,835,107             3,875,549
Investment securities
     Available-for-sale                              43,644,499            44,505,034
     Held-to-maturity                                 2,923,694             2,923,694

Loans held for sale                                  98,509,700            99,077,161
Loans and lease financing                           882,234,365           879,459,566
    Less: Allowance for loan losses                 (21,576,163)          (21,260,284)
                                                ---------------       ---------------
    Net loans held for sale and
      loans and lease financing                     959,167,902           957,276,443

Other assets                                         44,865,779            41,410,785
                                                ---------------       ---------------

     Total assets                               $ 1,085,487,720       $ 1,086,486,483
                                                ===============       ===============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                        $   146,669,049       $   148,960,621
Patronage dividends payable in cash                   4,573,018             3,330,296
Other liabilities                                    22,926,887            37,313,873
Borrowings
     Short-term                                     305,932,163           269,579,985
     Long-term
       Current                                      165,236,810           147,991,796
       Non-current                                  102,085,034           143,834,724

     Subordinated debt                              182,032,493           182,022,471
                                                ---------------       ---------------

     Total borrowings                               755,286,500           743,428,976
                                                ---------------       ---------------

     Total liabilities                              929,455,454           933,033,766
                                                ---------------       ---------------

MEMBERS' EQUITY
Common stock
     Class B                                        107,440,170           107,440,170
     Class C                                         22,017,993            22,017,993
     Class D                                                300                   300
Retained earnings
     Allocated                                        6,946,615             5,433,641
     Unallocated                                     17,359,412            16,804,590
Accumulated other comprehensive
    income                                            2,267,776             1,756,023
                                                ---------------       ---------------

     Total members' equity                          156,032,266           153,452,717
                                                ---------------       ---------------

     Total liabilities and members' equity      $ 1,085,487,720       $ 1,086,486,483
                                                ===============       ===============

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


For the three months ended March 31,              2001             2000
                                             ------------      ------------
Interest income
     Loans and lease financing               $ 21,383,590      $ 20,581,080
     Investment securities                        893,138         1,241,412
                                             ------------      ------------

       Total interest income                   22,276,728        21,822,492
                                             ------------      ------------

Interest expense
     Deposits                                   1,913,924         1,458,326
     Short-term borrowings                      4,492,631         4,705,757
     Long-term debt, other borrowings
       and subordinated debt                    7,884,312         8,113,922
                                             ------------      ------------

       Total interest expense                  14,290,867        14,278,005
                                             ------------      ------------

       Net interest income                      7,985,861         7,544,487

Provision for loan losses                         750,000            12,500
                                             ------------      ------------

       Net interest income after
        provision for loan losses               7,235,861         7,531,987
                                             ------------      ------------

Non-interest income
     Gain (loss) on sale of loans               2,081,986            (4,069)
     Loan and deposit servicing fees              798,168           811,933
     Other                                      1,884,224         1,675,458
                                             ------------      ------------

       Total non-interest income                4,764,378         2,483,322
                                             ------------      ------------

Non-interest expense
     Compensation and employee benefits         4,899,356         4,253,232
     Contractual services                       1,392,298         2,112,618
     Occupancy and equipment                    1,289,963         1,241,590
     Other                                        679,936           529,795
                                             ------------      ------------

       Total non-interest expense               8,261,553         8,137,235
                                             ------------      ------------

Net income before income taxes                  3,738,686         1,878,074

Provision for income taxes                        437,588           378,264
                                             ------------      ------------

       Net income                            $  3,301,098      $  1,499,810
                                             ============      ============

Distribution of net income
     Patronage dividends                     $  3,301,098      $  1,499,810
     Retained earnings                               --                --
                                             ------------      ------------
                                             $  3,301,098      $  1,499,810
                                             ============      ============


                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


For the three months ended March 31,               2001            2000
                                                ----------     -----------
Net income                                      $3,301,098      $1,499,810
Other comprehensive income:
     Net unrealized holding
       gain before tax                             511,753         533,624
                                                ----------      ----------

Comprehensive income                            $3,812,851      $2,033,434
                                                ==========      ==========


                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the three months ended March 31,                       2001                2000
                                                      -------------       -------------

Cash flows from operating activities
Net income                                            $   3,301,098       $   1,499,810
Adjustments to reconcile net income to net cash
   used in operating activities
     Provision for loan losses                              750,000              12,500
     Depreciation and amortization                        1,633,107           1,688,537
     (Gain) loss on sale of loans                        (2,081,986)              4,069
     Loans originated for sale                          (78,075,012)        (39,968,174)
     Proceeds from sale of loans held for sale           83,569,572           3,592,351
     Increase in other assets                            (4,775,231)           (553,308)
     (Decrease) increase in other liabilities           (12,525,706)         11,850,095
                                                      -------------       -------------

Net cash used in operating activities                    (8,204,158)        (21,874,120)
                                                      -------------       -------------

Cash flows from investing activities
     Redemption of restricted cash                           40,442                  --
     Purchase of investment securities
       Available-for-sale                                (3,515,336)           (650,000)
     Proceeds from maturities of investment
      securities
       Available-for-sale                                 3,897,665           2,055,341
     Net increase in loans and lease financing           (2,789,362)        (79,713,118)
     Proceeds from sale of portfolio loans                       --           7,950,098
     Purchases of premises and equipment                   (490,826)            (51,925)
                                                      -------------       -------------

Net cash used in investing activities                    (2,967,354)        (70,409,604)
                                                      -------------       -------------

Cash flows from financing activities
     Net (decrease) increase in deposits                 (2,291,572)          8,195,558
     Net increase in short-term
      borrowings                                         36,352,178         126,516,701
     Repayment on long-term debt                        (28,333,333)        (32,000,000)
                                                      -------------       -------------

Net cash provided by financing activities                 5,727,273         102,712,259
                                                      -------------       -------------

(Decrease) increase in cash and cash equivalents         (5,444,239)         10,428,535

Cash and cash equivalents, beginning of year             36,494,978          29,910,037
                                                      -------------       -------------

Cash and cash equivalents, end of period              $  31,050,739       $  40,338,572
                                                      =============       =============


                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Supplemental schedule of investing and financing activities:


For the three months ended March 31,                 2001             2000
                                                 ------------     -----------
Unrealized gain on investment
 available-for-sale                              $   511,753      $   533,624

Interest paid                                    $12,953,055      $11,667,706

Income taxes paid                                $     2,560      $       970


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

                                 Cash and      Investments       Investments
                                   Cash         Available-         Held-to-
                               Equivalents       for-Sale          Maturity
                               -----------      ----------       -----------

Cash                           $ 5,649,591      $      --        $      --
Federal funds                   10,847,616             --               --
Money market securities         14,203,532          796,432             --
Private debt security                 --               --            792,931
Mutual funds                          --          1,643,184             --
Certificates of deposits           350,000             --               --
Mortgage-backed
 securities                           --               --          2,130,763
Corporate bonds                       --          8,944,142             --
U.S. Treasury and Agency
  obligations                         --         15,514,123             --
Interest-only receivables             --         16,746,618             --
                               -----------      -----------      -----------
                               $31,050,739      $43,644,499      $ 2,923,694
                               ===========      ===========      ===========


     As of December 31, 2000, NCB's portfolios of investment securities, cash and cash equivalents were comprised of the following:

                                Cash and       Investments       Investments
                                  Cash          Available-        Held-to-
                               Equivalents       for-Sale         Maturity
                               -----------     ------------      ------------
Cash                           $ 3,344,711      $      --        $      --
Federal funds                   19,636,506             --               --
Money market securities         13,163,761        1,273,601             --
Private debt security                 --               --            792,931
Mutual funds                          --          1,115,860             --
Certificates of deposit            350,000             --               --
Mortgage-backed
 securities                           --               --          2,130,763
Corporate bonds                       --          2,148,400             --
U.S. Treasury and Agency
  obligations                         --         22,302,795             --
Interest-only receivables             --         17,664,378             --
                               -----------      -----------      -----------
                               $36,494,978      $44,505,034      $ 2,923,694
                               ===========      ===========      ===========

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

2.   Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category, were as follows:

                               March 31, 2001       December 31, 2000
                               --------------       -----------------
Commercial loans                $510,027,291         $519,725,819
Lease financing                   75,325,955           83,562,445
Real estate loans
  Residential                    390,721,439          370,510,903
  Commercial                       4,669,380            4,737,560
                                ------------         ------------
                                $980,744,065         $978,536,727
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

     At March 31, 2001 and December 31, 2000, there was no real estate owned property.

4.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31, 2001:


 Balance at January 1, 2001                   $ 21,260,284
 Provision for loan losses                         750,000
 Charge-offs                                      (481,125)
 Recoveries of loans previously
   charged-off                                      47,004
                                              ------------

 Balance at March 31, 2001                    $ 21,576,163
                                              ============

     The allowance for loan losses as a percentage of average loans and lease financing and loans held for sale at March 31, 2001 and December 31, 2000 was 2.20%.

5.   Statement of Changes in Members' Equity

     The following is a summary of the activity in members' equity for the three months ended March 31, 2001:


                                                          Retained           Retained                                Total
                                      Common              Earnings           Earnings           Unrealized          Members'
                                       Stock              Allocated         Unallocated            Gain              Equity
                                     -------------      -------------      -------------      -------------       -------------
Balance, December 31, 2000           $ 129,458,463      $   5,433,641      $  16,804,590       $   1,756,023      $ 153,452,717
Net income                                    --                 --            3,301,098                --            3,301,098
Adjustments to dividends
     paid                                     --                 --                9,420                --                9,420
2001 patronage dividends
     To be distributed in cash                --                 --           (1,242,722)               --           (1,242,722)
     Retained in form of equity               --            1,512,974         (1,512,974)               --                 --
Unrealized gain on investment
     securities available-for-
     sale                                     --                 --                 --               511,753            511,753
                                     -------------      -------------      -------------       -------------      -------------

Balance, March 31, 2001              $ 129,458,463      $   6,946,615      $  17,359,412       $   2,267,776      $ 156,032,266
                                     =============      =============      =============       =============      =============


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

      The following is the segment reporting for the three months ended March 31, 2001 and March 31, 2000 (dollars in thousands):


       2001                       Commercial      Real Estate      Warehouse                                            NCB
                                    Lending         Lending         Lending           NCBSB           Other        Consolidated
                                  ----------       ----------      ----------      ----------      ----------      ------------

Net interest income
  Interest income                 $   13,030       $    3,671      $    1,966      $    3,097      $      513       $   22,277
  Interest expense                     9,213            2,614           1,251           1,918            (705)          14,291
                                  ----------       ----------      ----------      ----------      ----------       ----------
Net interest income                    3,817            1,057             715           1,179           1,218            7,986


Provision (credit) for loan
  losses                                (433)              98            --              --             1,085              750

Non-interest income-external             993            1,234           1,965             400             172            4,764

Non-interest expense
  Direct expense                       1,738              972             466             626           4,459            8,261
  Overhead and support                   348              236              68             293            (945)            --
                                  ----------       ----------      ----------      ----------      ----------       ----------
Total non-interest expense             2,086            1,208             534             919           3,514            8,261
                                  ----------       ----------      ----------      ----------      ----------       ----------

Income (loss) before taxes        $    3,157       $      985      $    2,146      $      660      $   (3,209)      $    3,739
                                  ==========       ==========      ==========      ==========      ==========       ==========

Total average assets              $  537,889       $  176,225      $   77,961      $  154,287      $  124,675       $1,071,037
                                  ==========       ==========      ==========      ==========      ==========       ==========






          2000                    Commercial      Real Estate       Warehouse                                          NCB
                                    Lending         Leading         Lending           NCBSB          Other         Consolidated
                                  ----------       ----------      ----------      ----------      ----------      ------------
Net interest income
  Interest income                 $   11,423       $    3,086      $    3,483      $    2,933      $      898       $   21,823
  Interest expense                     8,873            2,168           2,293           1,703            (759)          14,278
                                  ----------       ----------      ----------      ----------      ----------       ----------
Net interest income                    2,550              918           1,190           1,230           1,657            7,545

Provision (credit) for loan
losses                                  (829)              70            --                13             899               13

Non-interest income-external             657              411             241             226             948            2,483

Non-interest expense
  Direct expense                       1,219              941             211             554           5,212            8,137
  Overhead and support                   287              210              42             274            (813)            --
                                  ----------       ----------      ----------      ----------      ----------       ----------

Total non-interest expense             1,506            1,151             253             828           4,399            8,137
                                  ----------       ----------      ----------      ----------      ----------       ----------

Income (loss) before taxes        $   (4,248)      $      108      $    1,178      $      615      $    4,225       $    1,878
                                  ==========       ==========      ==========      ==========      ==========       ==========

Total average assets              $  543,059       $  148,810      $  147,327      $  158,034      $   88,067       $1,085,297
                                  ==========       ==========      ==========      ==========      ==========       ==========


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

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


SUMMARY

     NCB's net income for the three months ended March 31, 2001 was $3.3 million. This was an increase of $1.8 million over the $1.5 million for the three months ended March 31, 2000. The variance resulted from an increase in gain on sale of loans of $2.1 million. The variance was partially offset by increases to provision for loan losses and non-interest expenses of $738 thousand and $124 thousand, respectively.

     Total assets were $1.085 billion at March 31, 2001, down $1.0 million from December 31, 2000. This resulted primarily from a decrease in cash and cash equivalents of $5.4 million related to a decrease in overnight investments and federal funds sold which was offset by increases in net loans and other assets of $1.9 million and $3.5 million, respectively.

     The annualized return on average total assets was 1.23% for the first three months of 2001 compared with 0.55% for the same period in 2000. The annualized return on average equity for the period ended March 31, 2001 and March 31, 2000 was 8.48% and 4.05%, respectively.

NET INTEREST INCOME

     Net interest income for the first three months of 2001 increased $441 thousand or 5.9% over the same period of 2000.

     For the three months ended March 31, 2001, total interest income increased 2.1% or $454 thousand from the prior year's first quarter to $22.3 million. The majority of the increase was due to growth and higher yield on commercial loan and lease portfolios.

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

     As shown in Table 1, the net interest spread increased 35 basis points to 2.05% from 1.70% for the three months ended March 31, 2000. The net interest yield on earning assets was 3.04% and 2.78% for the three months ended March 31, 2001 and March 31, 2000, respectively.

NON-INTEREST INCOME

     Non-interest income for the three months ended March 31, 2001 of $4.8 million increased $2.3 million from $2.5 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees, advisory and debt placement fees and other income. The majority of the increase resulted from gains on loans sold and $535 thousand received as a prepayment penalty. Loans sold in the first quarter of 2001 were $84.8 million compared to $11.7 million in the first quarter of 2000.

     Servicing fee income for the quarter ended March 31, 2001 was $798 thousand, which was $14 thousand below the quarter ended March 31, 2000. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.3 billion and $2.0 billion, at March 31, 2001 and March 31, 2000, respectively.

Other income for the quarter ended March 31, 2001, was up 12.5% or $209 thousand to $1.9 million from $1.7 million for the quarter ended March 31, 2000 due primarily to increases in excess yield and the prepayment penalty received.

NON-INTEREST EXPENSE

     Non-interest expense for the three months ended March 31, 2001 increased 1.5% or $124 thousand to $8.3 million compared with $8.1 million for the three months ended March 31, 2000. Compensation and employee benefits, which remains the single largest component of non-interest expense, increased 15.2% or $646 thousand due to a higher employee base and salary increases. Compensation and employee benefits accounted for 59.3% and 52.3% of non-interest expense for the three months ended March 31, 2001 and March 31, 2000, respectively.

     Non-interest expense as a percentage of average assets was 3.1% and 3.0% for the three months ended March 31, 2001 and March 31, 2000, respectively.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)


                                                                   Three Months Ended March 31,
                                                                2001                              2000
                                               ---------------------------------------------------------------------
  ASSETS                                       Average         Income/    Yields/   Average      Income/     Yields/
                                               Balance         Expenses   Rates     Balance      Expenses    Rates
                                               ----------      --------   -------   --------     --------    -------
  Interest earning assets
    Real estate loans                          $  378,017      $ 8,203    8.68%      $ 442,086   $ 8,636     7.81%
    Commercial loans
     and leases                                   601,325       13,181    8.77%        563,528    11,945     8.48%
                                               ----------      -------             -----------   -------

    Total loans and
     leases                                       979,342       21,384    8.73%      1,005,614    20,581     8.19%

    Investment securities
     and cash equivalents                          70,758          893    5.05%         78,663     1,241     6.31%
                                               ----------      -------               ---------   -------

     Total interest earning
      assets                                    1,050,100       22,277    8.49%      1,084,277    21,822     8.05%
                                               ----------      -------               ---------   -------

  Allowance for loan
   losses                                         (21,587)                             (18,694)

  Non-interest earning assets
    Cash                                            5,650                                2,912
    Other assets                                   37,095                               16,802
                                               ----------                            ---------

    Total non-interest
     earning assets                                42,745                               19,714
                                               ----------                            ---------

    Total assets                               $1,071,258                           $1,085,297
                                               ==========                          ===========

  LIABILITIES AND MEMBERS' EQUITY
  Interest bearing liabilities
    Subordinated debt                          $  182,230      $  2,628   5.77%     $  182,610   $  2,646    5.80%
    Notes payable                                 561,627         9,749   6.94%        590,111     10,173    6.90%
    Deposits                                      144,846         1,914   5.29%        126,889      1,459    4.60%
                                               ----------      --------             ----------   --------

    Total interest bearing
     liabilities                                  888,703        14,291   6.43%       899,610      14,278    6.35%
                                                               --------                          --------

  Other liabilities                                26,864                              37,540
  Members' equity                                 155,691                             148,147
                                               ----------                          ----------

   Total liabilities and
    members' equity                            $1,071,258                          $1,085,297
                                               ==========                          ==========

  Net interest earning assets                  $  161,397                          $  184,667

  Net interest revenues and spread                              $ 7,986   2.05%                  $  7,544    1.70%

  Net yield on interest earning assets                                    3.04%                              2.78%



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

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

   Cash, cash equivalents and investment securities totaling $77.6 million at March 31, 2001 decreased $6.3 million or 7.5% from $83.9 million at year-end 2000 primarily due to funding of loans and leases. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 7.4% at March 31, 2001 from 8.2 % at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses at March 31, 2001 was $21.6 million, up slightly by 1.5% from December 31, 2000. The allowance during the period was impacted by loans charged-off of $481.1 thousand, recoveries of loans previously charged-off of $47 thousand and the provision of $750 thousand. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was 0.3% for the quarter ended March 31, 2001 and less than 0.1% for the quarter ended March 31, 2000.

   The loan loss allowance as a percentage of average loans and leases remained 2.2% at March 31, 2001 and at December 31, 2000. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

   As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 30.2% from $2.6 million at December 31, 2000 to $3.3 million at March 31, 2001. Impaired assets as a percentage of loans and leases outstanding plus real estate owned was 0.34% at March 31, 2001 compared with 0.26% at year-end 2000. The allowance for loan losses as a percentage of impaired assets decreased to 645% at March 31, 2001 from 827% at December 31, 2000.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 2001 compared to 2000

                                                                   Increase (decrease) due to change in:
                                                           ----------------------------------------------------

                                                                 Average             Average
                                                                 Volume*             Yield          Net**
                                                                 -------             -----          -----

Interest Income

Cash equivalents and
 investment securities                                           $ (116)             $  (232)       $ (348)
Commercial loans and leases                                         818                  417         1,235
Real estate loans                                                (1,330)                 897          (433)
                                                                 ------              -------        ------

 Total interest income                                             (628)               1,082           454
                                                                 ------              -------        ------

Interest expense

Deposits                                                            221                  234           455
Notes payable                                                      (186)                (238)         (424)
Subordinated debt                                                    (6)                 (12)          (18)
                                                                 ------             --------       -------

 Total interest expense                                              29                  (16)           13
                                                                 ------             --------        ------

Net interest income                                              $ (657)             $ 1,098        $  441
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

    At March 31, 2001, total short-term and long-term borrowings (including subordinated debt) increased 1.6% or $11.9 million to $755.3 million in comparison to prior year-end 2000 of $743.4 million. Proceeds from the borrowings were used to fund growth in loans and leases. At March 31, 2001 and December 31, 2000, NCBSB had advances of zero and $5 million, respectively, from the Federal Home Loan Bank. At March 31, 2001, included in the short-term borrowings were revolving lines of credit of $152.5 million; commercial paper with a face value of $118.4 million and $35.5 million in borrowings from a related entity and cooperative customers. At December 31, 2000, included in the short-term borrowings were revolving lines of credit of $132.5 million; commercial paper with a face value of $108.3 million and $24.2 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 8.4% from year-end 2000 due to a maturity of $28.3 million under the long-term facilities, which was offset by a FAS 133 valuation of $3.8 million. At March 31, 2001, there was unused capacity under the short-term and long-term facilities of approximately $111.2 million and $312.5 million, respectively. At December 31, 2000, unused capacity under the short-term and long-term facilities was $152.5 million and $312.5 million, respectively.

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


                       NATIONAL CONSUMER COOPERATIVE BANK

Date: APRIL 10, 2002
     -----------------


                                     By: /s/ RICHARD L. REED
                                             -----------------------------------
                                             Richard L. Reed,
                                             Managing Director,
                                             Chief Financial Officer



                                     By: /s/ MARIETTA J. ORCINO
                                             -----------------------------------
                                             Marietta J. Orcino
                                             Vice President, Tax &
                                             Regulatory Compliance


                                     By: /s/ E. MICHAEL RAMBERG
                                             -----------------------------------
                                             E. Michael Ramberg
                                             Vice President,
                                             Corporate Controller