Form 10-Q/A
period 2001-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2002-04-10
CIK 356801

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001 Commission file number 2-99779
                      --------------                       -------

                        NATIONAL CONSUMER COOPERATIVE BANK
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    United States of America                                    52-1157795
(12 U.S.C. Section 3001 et seq.)                                ----------
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
                                        -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT JUNE 30, 2001
                                                   ----------------------------
     CLASS C                                                   220,115
------------------
(Common stock, $100.00 par value)

     CLASS B                                                 1,073,383
------------------
(Common stock, $100.00 par value)

     CLASS D                                                         3
------------------
(Common stock, $100.00 par value)


EXPLANATORY NOTE

        This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety National Consumer Cooperative Bank's (NCB) Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as of the date of filing the original Form 10-Q, August 14, 2001. The financial results for the quarter ended June 30, 2001 have been restated for adjustments to deferred loan origination costs, the amortization of interest-only receivables, loan sale activity and accrued incentive compensation, as well as for the reclassification of certain income and expense items.

        Form 10-Q/A revises the Consolidated Statements of Income for the three and six months ended June 30, 2001 as follows:

- Interest income - Loans and lease financing is being increased by $21,247 and $125,890
- Interest income - Investment securities is being decreased by $4,466 and $114,403
- Non-interest income - Gain (loss) on sale of loans is being increased by $88,681 for both periods
-  Non-interest income - Other is being decreased by $568,179 and $1,269,977
- Non-interest expense - Compensation and employee benefits is being increased by $328,500 and $444,443
- Non-interest expense - Contractual Services is being decreased by $589,727 and $1,291,525

        The net effect of the above revisions is to decrease Net income by $201,490 and $322,727 for the three and six-month periods ended June 30, 2001, respectively. Related disclosures in the Condensed Notes to the Consolidated Financial Statements and Management's Discussion and Analysis have been changed accordingly to reflect the above revisions as have the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the six months ended June 30, 2001.

        In addition, this Form 10-Q/A revises the Consolidated Balance Sheet as of June 30, 2001 as follows:

-  Investment securities - Available-for-sale are being decreased by $114,403
-  Loans and lease financing is being decreased by $606,990
-  Other assets are being increased by $259,766
-  Other liabilities are being decreased by $138,900
-  Retained earnings - Unallocated are being decreased by $322,727

        Related disclosures in the Condensed Notes to the Consolidated Financial Statements and Management's Discussion and Analysis have been changed accordingly to reflect the above revisions as have the Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows for the six months ended June 30, 2001.

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX



PART I          FINANCIAL INFORMATION
                                                                                                    Page No.
                                                                                                    --------
Item 1          Consolidated balance sheets - June 30, 2001
                and December 31, 2000....................................................................4

                Consolidated statements of income - for
                the three and six months ended June 30, 2001
                and 2000.................................................................................5

                Consolidated statements of comprehensive
                income - for the six months ended
                June 30, 2001 and 2000...................................................................6

                Consolidated statements of cash flows -
                for the six months ended June 30, 2001 and 2000........................................7-8

                Condensed notes to the consolidated
                financial statements - June 30,2001...................................................9-17

Item 2          Management's discussion and analysis of financial
                condition and results of operations - for the
                three and six months ended June 30, 2001 and 2000....................................18-27


Item 3          Quantitative and qualitative disclosures
                about market risk.......................................................................27



                            PART II OTHER INFORMATION

Item 6          Exhibits................................................................................27

                  Exhibit 10-11 - Amendment No. 4 to Third Amended and
                  Restated Loan Agreement with Fleet Bank as Agent

                  Exihibit 10-16 - Amendment to Term Loan Agreement dated
                  November 5, 1998 with Greenwich Funding Corporation and
                  Credit Suisse First Boston

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)


                                                                   June 30,                 December 31,
ASSETS                                                               2001                       2000
                                                               --------------              --------------
Cash and cash equivalents                                      $   51,958,977              $   36,494,978
Restricted cash                                                     3,835,107                   3,875,549
Investment securities
     Available-for-sale                                            42,542,192                  44,505,034
     Held-to-maturity                                               2,923,694                   2,923,694

Loans held for sale                                               115,137,732                  99,077,161
Loans and lease financing                                         896,114,052                 879,459,566
    Less: Allowance for loan losses                               (21,899,714)                (21,260,284)
                                                               --------------              --------------
    Net loans held for sale and
      loans and lease financing                                   989,352,070                 957,276,443

Other assets                                                       49,688,734                  41,410,785
                                                               --------------              --------------

     Total assets                                              $1,140,300,774              $1,086,486,483
                                                               ==============              ==============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                                       $  177,036,394              $  148,960,621
Patronage dividends payable in cash                                 5,910,234                   3,330,296
Other liabilities                                                  19,453,751                  37,313,873
Borrowings
     Short-term                                                   314,258,517                 269,579,985
     Long-term
       Current                                                    123,333,333                 147,991,796
       Non-current                                                160,586,107                 143,834,724

     Subordinated debt                                            182,042,612                 182,022,471
                                                               --------------              --------------

     Total borrowings                                             780,220,569                 743,428,976
                                                               --------------              --------------

     Total liabilities                                            982,620,948                 933,033,766
                                                               --------------              --------------

MEMBERS' EQUITY
Common stock
     Class B                                                      107,338,280                 107,440,170
     Class C                                                       22,011,521                  22,017,993
     Class D                                                              300                         300
Retained earnings
     Allocated                                                      8,579,393                   5,433,641
     Unallocated                                                   17,882,954                  16,804,590
Accumulated other comprehensive
    income                                                          1,867,378                   1,756,023
                                                               --------------              --------------

     Total members' equity                                        157,679,826                 153,452,717
                                                               --------------              --------------

     Total liabilities and members' equity                     $1,140,300,774              $1,086,486,483
                                                               ==============              ==============


                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Six Months Ended                Three Months Ended
                                                         June 30,                         June 30,
                                                   2001            2000             2001              2000
                                               -----------     -----------     -------------       -----------
Interest income
     Loans and lease financing                 $41,694,176     $43,443,662       $20,310,586       $22,862,582
     Investments securities                      2,063,750       2,331,643         1,170,612         1,090,231
                                               -----------     -----------     -------------       -----------

       Total interest income                    43,757,926      45,775,305        21,481,198        23,952,813
                                               -----------     -----------       -----------       -----------

Interest expense
     Deposits                                    3,904,964       3,200,690         1,991,040         1,742,364
     Short-term borrowings                       8,979,065      10,547,178         4,486,434         5,841,421
     Long-term debt, other borrowings
       and subordinated debt                    14,449,782      16,629,159         6,565,470         8,515,237
                                               -----------     -----------       -----------       -----------

       Total interest expense                   27,333,811      30,377,027        13,042,944        16,099,022
                                               -----------     -----------       -----------       -----------

       Net interest income                      16,424,115      15,398,278         8,438,254         7,853,791

Provision for loan losses                        1,500,000         441,667           750,000           429,167
                                               -----------     -----------       -----------       -----------
       Net interest income after
        provision for loan losses               14,924,115      14,956,611         7,688,254         7,424,624
                                               -----------     -----------       -----------       -----------

Non-interest income
     Gain on sale of loans                       3,526,665         232,994         1,444,679           237,063
     Loan and deposit servicing fees             1,604,867       1,447,851           806,699           635,918
     Other                                       4,744,276       3,363,332         2,860,052         1,687,874
                                               -----------     -----------       -----------       -----------

       Total non-interest income                 9,875,808       5,044,177         5,111,430         2,560,855
                                                ----------     -----------       -----------       -----------

Non-interest expense
     Compensation and
       employee benefits                         9,745,144       7,487,420         4,845,788         3,234,188
     Contractual services                        3,107,285       4,397,774         1,714,987         2,285,156
     Occupancy and equipment                     2,903,113       2,519,984         1,613,150         1,278,394
     Other                                       1,479,513       1,319,459           799,577           789,664
                                               -----------     -----------       -----------       -----------

     Total non-interest expense                 17,235,055      15,724,637         8,973,502         7,587,402
                                               -----------     -----------       -----------       -----------

Net income before income taxes                   7,564,868       4,276,151         3,826,182         2,398,077

Provision for income taxes                         771,537         805,457           333,949           427,193
                                               -----------     -----------       -----------       -----------

Net income                                     $ 6,793,331     $ 3,470,694       $ 3,492,233       $ 1,970,884
                                               ===========     ===========       ===========       ===========

Distribution of net income
     Patronage dividends                       $ 6,793,331     $ 3,470,694       $ 3,492,233       $ 1,970,884
     Retained earnings                                   -               -                 -                 -
                                               -----------     -----------       -----------       -----------
                                               $ 6,793,331     $ 3,470,694       $ 3,492,233       $ 1,970,884
                                               ===========     ===========       ===========       ===========

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


For the six months ended June 30,                                                 2001                  2000
                                                                               ----------            ----------
Net income                                                                     $6,793,331            $3,470,694

Other comprehensive income, net of tax:
     Net unrealized holding
       gains before tax                                                           111,355               648,328
                                                                               ----------            ----------

Comprehensive income                                                           $6,904,686            $4,119,022
                                                                               ==========            ==========

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the six months ended June 30,                                   2001                        2000
                                                               --------------               -------------
Cash flows from operating activities
Net income                                                     $    6,793,331               $   3,470,694
Adjustments to reconcile net income to net cash
   used in operating activities
     Provision for loan losses                                      1,500,000                     441,667
     Depreciation and amortization                                  3,271,226                   3,432,986
     Gain on sale of loans                                         (4,118,558)                   (232,994)
     Loans originated for sale                                   (210,817,721)               (115,896,466)
     Proceeds from sale of loans held for sale                    199,656,610                  40,398,910
     (Increase) decrease in other assets                          (10,803,875)                  2,826,011
     (Decrease) increase in other liabilities                     (14,629,533)                  3,026,290
                                                               --------------               -------------
Net cash used in operating activities                             (29,148,520)                (62,532,902)
                                                               --------------               -------------

Cash flows from investing activities
     Decrease in restricted cash                                       40,442                      29,606
     Purchase of investment securities
       Available-for-sale                                          (3,585,313)                 (2,260,916)
     Proceeds from maturities of investments
      securities
       Available-for-sale                                           3,794,405                   2,752,681
     Net increases in loans and lease financing                   (16,681,134)                (80,564,806)
     Proceeds from sale of portfolio loans                                  -                  13,823,937
     Purchases of premises and equipment                             (501,777)                    (73,460)
                                                               --------------               -------------

Net cash used in investing activities                             (16,933,377)                (66,292,958)
                                                               --------------                ------------

Cash flows from financing activities
     Net increase in deposits                                      28,075,773                  16,410,899
     Net increase in short-term borrowings                         44,678,532                  94,009,063
     Proceeds from issuance of long-term debt                      49,763,049                  49,768,128
     Repayment on long term debt                                  (60,833,333)                (32,000,000)
     Dividends paid                                                  (138,125)                   (287,630)
                                                               --------------               -------------

Net cash provided by financing activities                          61,545,896                 127,900,460
                                                               --------------               -------------

Increase (decrease) in cash and cash equivalents                   15,463,999                    (925,400)

Cash and cash equivalents, beginning of year                       36,494,978                  29,910,037
                                                               --------------               -------------

Cash and cash equivalents, end of period                       $   51,958,977               $  28,984,637
                                                               ==============               =============

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental schedule of investing and financing activities:


For the six months ended June 30,                                               2001                     2000
                                                                             -----------             -----------
Unrealized gain on investment
 available-for-sale                                                          $   111,355             $   648,328

Interest paid                                                                $30,364,013             $29,247,787

Income taxes paid                                                            $   638,960             $   731,970

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

                                                Cash and                 Investments           Investments
                                                  Cash                   Available-              Held-to-
                                               Equivalents                For-sale               Maturity
                                               -----------               -----------           -----------
     Cash                                      $ 3,369,724                $        -           $        -
     Federal funds                              32,264,623                         -                    -
     Money market securities                    15,974,630                   807,059                    -
     Private debt security                               -                         -              792,931
     Mutual funds                                        -                 1,658,846                    -
     Certificates of deposit                       350,000                         -                    -
     Mortgage-backed
      securities                                         -                         -            2,130,763
     Corporate bonds                                     -                 8,941,461                    -
     U.S. Treasury and Agency
       obligations                                       -                15,469,070                    -
     Interest-only receivables                           -                15,665,756                    -
                                               -----------               -----------          -----------
                                               $51,958,977               $42,542,192          $ 2,923,694
                                               ===========               ===========          ===========

       As of December 31, 2000, NCB's portfolios of investment securities, cash and cash equivalents were comprised of the following:

                                              Cash and                    Investments         Investments
                                                Cash                      Available-            Held-to-
                                             Equivalents                   For-sale             Maturity
                                             -----------                  ----------          -----------
     Cash                                    $ 3,344,711                  $        -          $         -
     Federal funds                            19,636,506                           -                    -
     Money market securities                  13,163,761                   1,273,601                    -
     Private debt security                             -                           -              792,931
     Mutual funds                                      -                   1,115,860                    -
     Certificates of deposit                     350,000                           -                    -
     Mortgage-backed
      securities                                       -                           -            2,130,763
     Corporate bonds                                   -                   2,148,400                    -
     U.S. Treasury and Agency
       obligations                                     -                  22,302,795                    -
     Interest-only receivables                         -                  17,664,378                    -
                                             -----------                 -----------           ----------
                                             $36,494,978                 $44,505,034           $2,923,694
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

2.  Loans and Lease Financing

     Loans and leases outstanding by category were as follows:

                                                                     June 30, 2001            December 31, 2000
                                                                     -------------            -----------------
         Commercial loans                                           $  516,386,127               $519,725,819
         Lease financing                                                87,566,464                 83,562,445
         Real estate loans
           Residential                                                 402,681,559                370,510,903
           Commercial                                                    4,617,634                  4,737,560
                                                                    --------------               ------------
                                                                    $1,011,251,784               $978,536,727
                                                                    ==============               ============


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

     At June 30, 2001 and December 31, 2000, there was no real estate owned property.

4.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the six months ended June 30, 2001:

     Balance at January 1, 2001                                             $21,260,284
     Provision for loan losses                                                1,500,000
     Charge-offs                                                             (1,428,588)
     Recoveries of loans previously charged-off                                 568,018
                                                                            -----------
     Balance at June 30, 2001                                               $21,899,714
                                                                            ===========

     The allowance for loan losses as a percentage of average loans and lease financing, and loans held for sale at June 30, 2001 was 2.20%.

5.   Statement of Changes in Members' Equity

     The following is a summary of the activity in members' equity for the six months ended June 30, 2001:

                                                          Retained          Retained           Total
                                         Common           Earnings          Earnings        Unrealized         Members'
                                          Stock           Allocated        Unallocated         Gain             Equity
                                       -----------      -------------     ------------      -----------      ------------
Balance, December 31, 2000            $ 129,458,463     $   5,433,641     $  16,804,590    $   1,756,023    $ 153,452,717
Net income                                                                    6,793,331                         6,793,331
Adjustments to dividends paid                                                    10,723                            10,723
Cancellation and redemption
     of stock                              (108,362)                                                             (108,362)
Unrealized gain on investment
     securities available-for-sale                                                               111,355          111,355
2001 patronage dividends
     to be distributed in cash                                               (2,579,938)                       (2,579,938)
     retained in form of equity                             3,145,752        (3,145,752)                                0
                                      -------------     -------------     -------------    -------------    -------------
Balance, June 30, 2001                $ 129,350,101     $   8,579,393     $  17,882,954    $   1,867,378    $ 157,679,826
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

      The following is the segment reporting for the six months ended June 30, 2001 and June 30, 2000 (dollars in thousands):


            2001                      Commercial     Real Estate    Warehouse                                 NCB
                                        Lending        Lending       Lending       NCBSB        Other    Consolidated
                                      ----------     -----------    ---------      -----        -----    ------------
  Net interest income
    Interest income                     $24,830         $7,582        $3,970       $6,104       1,272        43,758
    Interest expense                     16,633          5,051         2,521        3,909        (780)       27,334
                                        -------         ------        ------       ------     -------      --------
  Net interest income                     8,197          2,531         1,449        2,195       2,052        16,424

  Provision (credit) for loan
  losses                                    153             85             -            -       1,262         1,500

  Non-interest income-external            2,601          2,921         2,718          883         753         9,876

  Non-interest expense
    Direct expense                        4,500          2,187         1,167        1,310       8,071        17,235
    Overhead and support                    821            528           137          535      (2,021)            -
                                        -------         ------        ------       ------     -------      --------
  Total non-interest expense              5,321          2,715         1,304        1,845       6,050        17,235
                                        -------         ------        ------       ------     -------      --------

  Income (loss) before taxes            $ 5,324         $2,652        $2,863       $1,233     $(4,507)      $ 7,565
                                        =======         ======        ======       ======     ========      =======

  Total average assets                 $555,144       $184,723       $80,517     $171,820    $106,706    $1,098,910
                                       ========       ========       =======     ========    ========    ==========

             2000                     Commercial     Real Estate    Warehouse                                    NCB
                                        Lending        Leading       Lending        NCBSB       Other       Consolidated
                                      ----------     -----------    ---------       -----       -----       ------------
  Net interest income
    Interest income                    $ 22,565      $  6,487      $  7,142        $  6,283    $  3,298         45,775
    Interest expense                     18,308         4,589         5,473           3,809      (1,802)        30,377
                                       --------      --------      --------        --------    --------     ----------
  Net interest income                     4,257         1,898         1,669           2,474       5,100         15,398

  Provision (credit) for loan
    losses                               10,419            81             -              67     (10,125)           442

  Non-interest income-external            1,061           797           568             505           3          2,934

  Non-interest expense
    Direct expense                        2,556         1,700           406           1,111       7,841         13,614
    Overhead and support                    587           477            81             544      (1,689)             -
                                       --------      --------      --------        --------    --------     ----------

  Total non-interest expense              3,143         2,177           487           1,655       6,152         13,614
                                       --------      --------      --------        --------    --------     ----------

  Income (loss) before taxes           $ (8,244)     $    437      $  1,750        $  1,257    $  9,076     $    4,276
                                       ========      ========      ========        ========    ========     ==========

  Total average assets                 $573,277      $151,677      $167,808        $164,703    $ 74,748     $1,132,213
                                       ========      ========      ========        ========    ========     ==========


      The following is the segment reporting for the three months ended June 30, 2001 and June 30, 2000 (dollars in thousands):

            2001                       Commercial     Real Estate   Warehouse                                NCB
                                        Lending         Lending      Lending        NCBSB      Other     Consolidated
                                      ----------      -----------   ---------       -----       -----    ------------
  Net interest income
    Interest income                     $11,800         $3,912        $2,004        3,007    $    758        21,481
    Interest expense                      7,420          2,438         1,270        1,991         (76)       13,043
                                          -----          -----         -----        -----        -----       ------
  Net interest income                     4,380          1,474           734        1,016         834         8,438

  Provision (credit) for loan
    losses                                  586            (13)            -            -         177           750

  Non-interest income-external            1,608          1,686           753          483         581         5,111

  Non-interest expense
    Direct expense                        2,762          1,215           701          684       3,611         8,973
    Overhead and support                    473            291            69          242      (1,075)            -
                                        -------         ------        ------        -----     -------        ------
  Total non-interest expense              3,235          1,506           770          926       2,536         8,973
                                        -------         ------        ------        -----     -------        ------

  Income (loss) before taxes            $ 2,167         $1,667          $717        $ 573    $ (1,298)       $3,826
                                        =======         ======          ====        =====    ========        ======

  Total average assets                 $531,290       $193,094       $82,805     $181,846    $137,528    $1,126,563
                                       ========       ========       =======     ========    ========    ==========

             2000                     Commercial      Real Estate   Warehouse                                  NCB
                                        Lending         Leading      Lending      NCBSB       Other       Consolidated
                                      ----------      -----------   ---------     -----       -----       ------------
  Net interest income
    Interest income                    $ 11,142      $  3,402      $  3,659      $  3,350    $  2,400         23,953
    Interest expense                      9,435         2,421         3,180         2,106      (1,043)        16,099
                                       --------      --------      --------      --------    --------     ----------
  Net interest income                     1,707           981           479         1,244       3,443          7,854

  Provision (credit) for loan
    losses                                4,471            11             -            54      (4,107)           429

  Non-interest income-external              404           327           386           279         113          1,509

  Non-interest expense
    Direct expense                        1,337           760           194           557       3,688          6,536
    Overhead and support                    300           266            39           270        (875)             -
                                       --------      --------      --------      --------    --------     ----------

  Total non-interest expense              1,637         1,026           233           827       2,813          6,536
                                       --------      --------      --------      --------    --------     ----------

  Income (loss) before taxes           $ (3,997)     $    271      $    632      $    642    $  4,850     $    2,398
                                       =========     ========      ========      ========    ========     ==========

  Total average assets                 $564,483      $150,243      $157,568      $161,369    $141,082     $1,174,745
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

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


SUMMARY

     NCB's net income for the six months ended June 30, 2001 was $6.8 million. This was a $3.3 million increase compared with $3.5 million for the six months ended June 30, 2000. The variance resulted from an increase in gain on sale of loans and an increase in net interest income of $3.3 million and $1.0 million, respectively. The variance was partially offset by increases to provision for loan losses and non-interest expenses of $1.1 million and $1.5 million, respectively.

     Total assets were $1.1 billion at June 30, 2001, up $53.8 million from December 31, 2000. This resulted primarily from increases in loans and lease balances of $16.7 million and loans held for sale of $16.1 million and from increased interest-only receivables from loans sold.

     The annualized return on average total assets was 1.24% for the first six months of 2001 compared with 0.61% for the same period in 2000. The annualized return on average equity for the period ended June 30, 2001 and June 30, 2000 was 8.67% and 4.67%, respectively.

NET INTEREST INCOME

     Net interest income for the first six months of 2001 was $16.4 million, an increase of 6.7% or $1.0 million compared with $15.4 million over the same period a year ago.

     For the six months ending June 30, 2001, interest income decreased 4.4% or $2.0 million to $43.8 million from $45.8 million in the prior year's period. The majority of the decrease was due to the lower yield on commercial loan and lease portfolios and lower volume on real estate loans. Table 2 shows that decreases of $1.3 million and $738 thousand were volume and yield related, respectively.

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

     For the three month period ended June 30, 2001, net interest income increased 7.4% or $584.5 thousand from the same period in 2000.

     Interest income decreased $2.5 million to $21.5 million for the three months ended June 30, 2001 compared with $24.0 million for the same period ended June 30, 2000. The decrease in interest income was due to a lower average balance of interest earning assets and lower related yields.

     For the second quarter ended June 30, 2001, interest expense decreased 19.0% or $3.1 million to $13.0 million compared with $16.1 million for the second quarter ended June 30, 2000 due to lower short-term interest rates and increased funding from deposits. As shown on Table 2A, the decrease in interest expense amounting to $1.0 million was volume related while $2.1 million was yield related.

     For the quarter ended June 30, 2001, the average rate on interest earning assets was down 56 basis points to 7.78% from 8.34% for the same quarter ended June 30, 2000. Average rate on interest bearing liabilities was 5.60% and 6.51% for the periods ended June 30, 2001 and 2000, respectively.

NON-INTEREST INCOME

     Non-interest income for the six months ended June 30, 2001 of $9.9 million increased $4.9 million from $5.0 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees and advisory and debt placement fees. The majority of the increase resulted from gains on loans sold.

     For the six months ended June 30, 2001, gain on sale of loans was $3.5 million compared with $233.0 thousand in the same period last year. The increase resulted from the timing and volume of loans sold. Total loans sold were $185.6 million and $55.8 million for the periods ended June 30, 2001 and 2000, respectively.

     Servicing fee income for the six months ended June 30, 2001 increased 10.8% or $157.0 thousand to $1.60 million compared to $1.45 million in the prior year. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.4 billion and $2.1 billion as of June 30, 2001 and 2000, respectively.

     Other non-interest income for the six months ended June 30, 2001 increased $1.3 million from $3.4 million to $4.7 million due primarily to increases in excess yield and prepayment penalties received.

NON-INTEREST EXPENSE

     Non-interest expense for the six months ended June 30, 2001 increased 9.6% or $1.5 million to $17.2 million compared with $15.7 million for the six months ended June 30, 2000. Compensation and benefits, the largest component of non-interest expense, increased 30.2% or $2.3 million due to a higher employee base and salary increases. Total number of employees has increased 13.2% or 26 people to 223 for the six months ended June 30, 2001 from 197 total employees, as of June 30, 2000.

     Non-interest expense as a percentage of average assets increased to 3.1% on an annualized basis for the six months ended June 30, 2001 compared with 2.8% for the same period a year ago.

     For the three months ended June 30, 2001, non-interest expense increased 18.3% or $1.4 million to $9.0 million from $7.6 million for the same period in 2000. The variance was primarily due to the increased employee base and salary increases.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)


                                                                     Six Months Ended June 30,
                                                            2001                                2000
                                              ---------------------------------   -------------------------------
  ASSETS                                       Average      Income/     Yields/    Average     Income/    Yields/
                                               Balance     Expenses      Rates     Balance     Expenses   Rates
                                              --------     --------     -------    -------     --------   -------
  Interest earning assets
    Real estate loans                        $  402,421      $16,703      8.30%   $  462,519    $18,691    8.08%
    Commercial loans
     and leases                                 592,164       24,991      8.44%      563,606     24,753    8.78%
                                                -------       ------              ----------    -------
    Total loans and
     leases                                     994,585       41,694      8.38%    1,026,125     43,444    8.47%

    Investment securities
     and cash equivalents                        78,208        2,064      5.28%       78,988      2,331    5.90%
                                               --------       ------              ----------    -------
     Total interest earning
      assets                                  1,072,793       43,758      8.16%    1,105,113     45,775    8.28%
                                              ---------       ------              ----------    -------
  Allowance for loan
   losses                                       (21,757)                             (18,796)

  Non-interest earning assets
    Cash                                          2,539                                4,446
    Other assets                                 45,335                               41,450
                                              ---------                           ----------
    Total non-interest
     earning assets                              47,874                               45,896
                                              ---------                           ----------

    Total assets                             $1,098,910                           $1,132,213
                                             ==========                           ==========

  LIABILITIES AND MEMBERS' EQUITY
  Interest bearing liabilities
    Subordinated debt                        $  182,129     $  5,065      5.56%   $  182,571    $ 5,441    5.96%
    Notes payable                               577,722       18,364      6.36%      631,347     21,735    6.89%
    Deposits                                    149,998        3,905      5.21%      135,315      3,201    4.73%
                                           ------------       ------              ----------    -------

    Total interest bearing
     liabilities                                909,849       27,334      6.01%      949,233     30,377    6.40%
                                                              ------                            -------

  Other liabilities                              32,351                               34,415
  Members' equity                               156,710                              148,565
                                             ----------                           ----------

   Total liabilities and
    members' equity                          $1,098,910                           $1,132,213
                                             ==========                           ==========

  Net interest earning assets                $  162,944                           $  155,880

  Net interest revenues and spread                           $16,424      2.15%                 $15,398    1.88%

  Net yield on interest earning
    assets                                                                3.06%                            2.79%


Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)


                                                                  Three Months Ended June 30,
                                                            2001                                2000
                                              ---------------------------------   -------------------------------
  ASSETS                                       Average      Income/     Yields/    Average     Income/    Yields/
                                               Balance     Expenses      Rates     Balance     Expenses   Rates
                                              --------     --------     -------    -------     --------   -------

  Interest earning assets
    Real estate loans                        $  425,633      $8,500       7.99%   $  482,955   $10,055     8.33%
    Commercial loans
     and leases                                 592,878      11,810       7.97%      584,048    12,808     8.77%
                                              ---------      ------               ----------   -------
    Total loans and
     leases                                   1,018,511      20,310       7.98%    1,067,003    22,863     8.57%

    Investment securities
     and cash equivalents                        85,627       1,171       5.47%       82,414     1,090     5.29%
                                              ---------     -------               ----------   -------
     Total interest earning
      assets                                  1,104,138      21,481       7.78%    1,149,417    23,953     8.34%
                                              ---------      ------               ----------   -------
  Allowance for loan
   losses                                       (21,927)                             (18,868)

  Non-interest earning assets
    Cash                                          2,791                                3,923
    Other assets                                 41,561                               40,273
                                              ---------                           ----------

    Total non-interest
     earning assets                              44,352                               44,196
                                              ---------                           ----------

    Total assets                             $1,126,563                           $1,174,745
                                             ==========                           ==========

  LIABILITIES AND MEMBERS' EQUITY
  Interest bearing liabilities
    Subordinated debt                         $ 182,034      $2,437       5.36%   $  182,541   $ 2,795     6.13%
    Notes payable                               593,622       8,615       5.80%      664,430    11,562     6.96%
    Deposits                                    155,159       1,991       5.13%      141,923     1,742     4.91%
                                               --------     -------               ----------   -------

    Total interest bearing
     liabilities                                930,815      13,043       5.60%      988,894    16,099     6.51%
                                                          ---------                            -------
  Other liabilities                              38,455                               36,607
  Members' equity                               157,293                              149,244
                                              ---------                           ----------

   Total liabilities and
    members' equity                          $1,126,563                           $1,174,745
                                             ==========                           ==========

  Net interest earning assets                $  173,323                           $  160,523

  Net interest revenues and spread                          $ 8,438       2.18%                $ 7,854     1.83%

  Net yield on interest earning
    assets                                                                3.06%                            2.73%


Table 2
Changes in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 2001 compared to 2000


                                                                        Increase (decrease) due to change in:
                                                                        -------------------------------------
                                                                       Average          Average
                                                                       Volume*           Yield            Net**
                                                                        -------          -----            -----
Interest Income

Cash equivalents and
 investment securities                                                   $  (23)         $ (244)         $  (267)
Commercial loans and leases                                               1,227            (989)             238
Real estate loans                                                        (2,483)            495           (1,988)
                                                                         -------           -----          -------

 Total interest income                                                   (1,279)           (738)          (2,017)
                                                                         -------           -----          -------
Interest expense

Deposits                                                                    365             339              704
Notes payable                                                            (1,772)         (1,599)          (3,371)
Subordinated debt                                                           (13)           (363)            (376)
                                                                         -------         -------         --------

 Total interest expense                                                  (1,420)         (1,623)          (3,043)
                                                                         -------         -------         --------

Net interest income                                                      $  141          $  885           $1,026
                                                                         ======          ======           ======


*  Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 2001 compared to 2000

                                                                        Increase (decrease) due to change in:
                                                                        -------------------------------------
                                                                       Average          Average
                                                                       Volume*           Yield            Net**
                                                                        -------          -----            -----
Interest Income

Cash equivalents and
 investment securities                                               $    43              $   38          $   81
Commercial loans and leases                                              191              (1,189)           (998)
Real estate loans                                                     (1,157)               (398)         (1,555)
                                                                      -------             -------         -------

 Total interest income                                                  (923)             (1,549)         (2,472)
                                                                      -------             -------         -------

Interest expense

Deposits                                                                 167                  82             249
Notes payable                                                         (1,152)             (1,795)         (2,947)
Subordinated debt                                                         (8)               (350)           (358)
                                                                      -------             -------        --------

 Total interest expense                                                 (992)             (2,064)         (3,056)
                                                                      -------             -------        --------

Net interest income                                                  $    69             $   515         $   584
                                                                     =======             =======         =======


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

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

   Cash, cash equivalents and investment securities totaling $97.4 million at June 30, 2001 increased $13.5 million or 16.1% from $83.9 million at year-end 2000. The increase was due mostly to operating cash for NCB Savings Bank. As a percentage of earning assets, cash, cash equivalents and investment securities increased to 8.8% at June 30, 2001 from 8.2% at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses at June 30, 2001 was $21.9 million, up slightly by 3.0% from December 31, 2000. The allowance during the period was impacted by loans charged-off of $1.4 million, recoveries of loans previously charged-off of $568 thousand and the provision of $1.5 million. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was 0.3% for the six months ended June 30, 2001 and less than 0.1% for the six months ended June 30, 2000.

   The loan loss allowance as a percentage of average loans and leases remained 2.2% at June 30, 2001 and at December 31, 2000. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

   As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 24.4% from $2.6 million at December 31, 2000 to $3.2 million at June 30, 2001. Impaired assets as a percentage of loans and leases outstanding plus real estate owned was 0.32% at June 30, 2001 compared with 0.26% at year-end 2000. The allowance for loan losses as a percentage of impaired assets decreased to 685% at June 30, 2001 from 827% at December 31, 2000.

INTEREST BEARING LIABILITIES

Interest Bearing liabilities
(dollars in thousands)

                                                   6/30/01                12/31/00                % CHANGE
                                                   -------                --------                --------
Deposits                                          $177,036                $148,961                  18.8%
Short-term debt                                    314,259                 269,580                  16.6%
Long-term debt                                     283,919                 291,827                  (2.7%)
Subordinated debt                                  182,043                 182,022                   0.0%
                                                  --------                --------
   Total                                          $957,257                $892,390                   7.3%
                                                  ========                ========

    Interest bearing liabilities increased $64.9 million to $957.3 million at June 30, 2001 from $892.4 million at December 31, 2000.

    For the six months of 2001, deposits at NCBSB grew 18.8% to $177 million compared with $149 million at December 31, 2000. The growth was due to an on-going strategic campaign to attract local and national deposit accounts and cooperatives customers. Average maturity of the certificates of deposits is 14.3 months. Deposits are a major portion of interest bearing liabilities - 18.5% and 16.7% at June 30, 2001 and December 31, 2000, respectively. Funds generated by the increased deposit activity were used to originate single-family loans and increase liquidity.

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

TABLE 3
Impaired assets
(dollars in thousands)

                                 June 30,          March 31,       Dec. 31,          Sept. 30,       June 30,
                                   2001              2001            2000              2000            2000
                                 -------           --------        -------           --------        ---------
Real estate owned                $    0            $    0          $    0            $   14          $  125
Non-accruing                      3,198             3,347           2,570               504             707
                                 ------            ------          ------            ------          ------
                                 $3,198            $3,347          $2,570            $  518          $  832
                                 ======            ======          ======            ======          ======


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             No material changes in NCB's market risk profile occurred from December 31, 2000 to June 30, 2001.


ITEM 6. EXHIBITS

    (a)       The following exhibits are filed as part of this report:

               Exhibit 10-11 - Amendment No. 4 to Third Amended and Restated Loan Agreement with Fleet Bank as Agent

               Exhibit 10-16 - First Amendment to Term Loan Agreement Dated November 5, 1998 with Greenwich Funding Corporation And Credit Suisse First Boston

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                       NATIONAL CONSUMER COOPERATIVE BANK

Date:  APRIL 10, 2002
     ------------------------

                                      By: /s/ RICHARD L. REED
                                             ------------------------
                                              Richard L. Reed,
                                              Managing Director,
                                              Chief Financial Officer



                                      By: /s/ MARIETTA J. ORCINO
                                             -----------------------
                                              Marietta J. Orcino
                                              Vice President, Tax &
                                              Regulatory Compliance


                                      By: /s/ E. MICHAEL RAMBERG
                                             -----------------------
                                              E. Michael Ramberg
                                              Vice President,
                                              Corporate Controller