Form 10-Q
period 2002-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2002-05-15
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2002 Commission file number 2-99779

                       NATIONAL CONSUMER COOPERATIVE BANK
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

    United States of America
(12 U.S.C. Section 3001 et seq.)                        52-1157795
--------------------------------                       -------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


             1725 EYE STREET, NW, SUITE 600, WASHINGTON, D.C. 20006
             -------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (202) 336-7700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT MARCH 31, 2002
                                                   -----------------------------
     CLASS C                                                      220,180
-------------------
(Common stock, $100.00 par value)

     CLASS B                                                    1,074,401
-------------------
(Common stock, $100.00 par value)

     CLASS D                                                            3
-------------------
(Common stock, $100.00 par value)

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX

PART I  FINANCIAL INFORMATION
                                                                        PAGE NO.
                                                                        --------
Item 1      Consolidated balance sheets - March 31, 2001
            (unaudited) and December 31, 2001 .......................      3

            Consolidated statements of income - for the three
            months ended March 31, 2002 (unaudited) and 2001 ........      4

            Consolidated statements of comprehensive income -
            for the three months ended March 31, 2002
            (unaudited) and 2001.....................................      5

            Consolidated statements of cash flows - for the
            three months ended March 31, 2002 (unaudited) and 2001...     6-7

            Condensed notes to the consolidated financial
            statements - March 31, 2002 (unaudited)..................     8-18

Item 2      Management's discussion and analysis of
            financial condition and results of operations -
            for the three months ended March 31, 2002 and 2001.......    19-25

Item 3      Quantitative and qualitative disclosures about
            market risk .............................................     25

PART II OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security
            Holders..................................................     25

Item 6      Exhibit                                                       26

            Exhibit 13 - 2001 Annual Report

                           NATIONAL COOPERATIVE BANK
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                                         March 31,                December 31,
                                                           2002                       2001
Assets                                                 (Unaudited)
                                                     ----------------           ----------------
Cash and cash equivalents                            $     74,648,760           $     66,487,131
Restricted cash                                            17,857,177                 17,874,790
Investment securities
     Available-for-sale                                    47,423,146                 47,584,572
     Held-to-maturity                                       3,633,875                  3,620,419
Loans held for sale                                       216,801,065                176,540,933

Loans and lease financing                                 815,441,187                821,950,845
     Less: Allowance for loan losses                      (23,018,356)               (22,239,903)
                                                     ----------------           ----------------
     Net loans and lease financing                        792,422,831                799,710,942

Other assets                                               58,923,637                 54,619,991
                                                     ----------------           ----------------
         Total assets                                $  1,211,710,491           $  1,166,438,778
                                                     ================           ================

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                             $    268,554,716           $    222,889,886
Patronage dividends payable in cash                         6,727,426                  4,922,056
Other liabilities                                          33,549,357                 36,560,179
Borrowings
     Short-term                                           301,502,887                256,553,797
     Long-term
         Current                                           48,333,333                 78,333,333
         Non-current                                      203,513,282                218,607,792

     Subordinated debt                                    185,468,598                186,451,787
                                                     ----------------           ----------------
     Total borrowings                                     738,818,099                739,946,709
                                                     ----------------           ----------------
     Total liabilities                                  1,047,649,599              1,004,318,830
                                                     ----------------           ----------------
MEMBERS' EQUITY
Common stock
     Class B                                              111,738,805                111,738,805
     Class C                                               22,141,668                 22,141,668
     Class D                                                      300                        300
Retained earnings
     Allocated                                              9,884,154                  7,677,591
     Unallocated                                           17,237,690                 17,287,555
Accumulated other comprehensive income                      3,058,275                  3,274,029
                                                     ----------------           ----------------

  Total members' equity                                   164,060,892                162,119,948
                                                     ----------------           ----------------
     Total liabilities and members' equity           $  1,211,710,491           $  1,166,438,778
                                                     ================           ================

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,                       2002                       2001
                                                     ----------------           ----------------
Interest income
     Loans and lease financing                       $     18,454,637           $     21,383,590
     Investment securities                                    738,807                    893,138
                                                     ----------------           ----------------
         Total interest income                             19,193,444                 22,276,728
                                                     ----------------           ----------------

Interest expense
     Deposits                                               1,987,935                  1,913,924
     Short-term borrowings                                  1,931,350                  4,492,631
     Long-term debt, other borrowings
         and subordinated debt                              7,035,789                  7,884,312
                                                     ----------------           ----------------
         Total interest expense                            10,955,074                 14,290,867
                                                     ----------------           ----------------

     Net interest income                                    8,238,370                  7,985,861

Provision for loan losses                                   1,088,000                    750,000
                                                     ----------------           ----------------
     Net interest income after
         provision for loan losses                          7,150,370                  7,235,861
                                                     ----------------           ----------------

Non-interest income
     Gain on sale of loans                                  3,859,812                  2,081,986
     Loan and deposit servicing fees                          886,617                    798,168
     Other                                                  1,778,993                  1,884,224
                                                     ----------------           ----------------
         Total non-interest income                          6,525,422                  4,764,378
                                                     ----------------           ----------------

Non-interest expense
     Compensation and employee benefits                     5,011,574                  4,899,356
     Contractual services                                   1,548,218                  1,392,298
     Occupancy and equipment                                1,536,034                  1,289,936
     Contribution to NCB Development                           50,000                          -
     Other                                                  1,247,749                    679,936
                                                     ----------------           ----------------
         Total non-interest expense                         9,393,575                  8,261,553
                                                     ----------------           ----------------

Net income before taxes                                     4,282,217                  3,738,686

Provision for income taxes                                    320,150                    437,588
                                                     ----------------           ----------------

Net income                                           $      3,962,067           $      3,301,098
                                                     ================           ================

Distribution of net income
     Patronage dividends                             $      3,962,067           $      3,301,098
     Retained earnings                                              -                          -
                                                     ----------------           ----------------
                                                     $      3,962,067           $      3,301,098
                                                     ================           ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           NATIONAL COOPERATIVE BANK
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31,                      2002               2001
                                                     -------------      -------------
Net income                                           $   3,962,067      $   3,301,098

Other comprehensive income
  Unrealized (loss) gain on investment
    securities available-for-sale, net                    (215,754)           511,753
                                                     -------------      -------------

Comprehensive income                                 $   3,746,313      $   3,812,851
                                                     =============      =============

                           NATIONAL COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,                     2002               2001
                                                     -------------      -------------
Cash flows from operating activities
 Net income                                          $   3,962,067      $   3,301,098
 Adjustments to reconcile net income to net
  cash used in operating activities
 Provision for loan losses                               1,088,000            750,000
 Depreciation and amortization                           4,457,338          1,633,107
 Gain on sale of loans                                  (3,859,812)        (2,081,986)
 Loans originated for sale                            (195,975,826)       (78,075,012)
 Proceeds from sale of loans held for sale             158,994,446         83,569,572
 Increase in other assets                               (4,927,679)        (4,775,231)
 (Decrease) increase in other liabilities               (3,618,170)       (12,525,706)
                                                     -------------      -------------
 Net cash (used in) provided by operating
   activities                                          (39,879,636)        (8,204,158)
                                                     -------------      -------------
Cash flows from investing activities
 Redemption of restricted cash                              17,613             40,442
 Purchase of investment securities
   Available-for-sale                                   (3,748,504)        (3,515,336)
 Proceeds from maturities of investments
   Available-for-sale                                    1,900,025          3,787,728
   Held-to-maturity                                              -                  -
 Net decrease (increase) in loans and lease
   Financing                                             4,411,153         (2,789,362)
 Proceeds from sale of portfolio loans                   2,019,776                  -
 Purchases of premises and equipment                      (831,924)          (490,826)
                                                     -------------      -------------
 Net cash provided by (used in)
   investing activities                                  3,768,140         (2,967,354)
                                                     -------------      -------------
Cash flows from financing activities
 Net (decrease) increase in deposits                    45,664,830         (2,967,354)
 Net (decrease) increase in
  short-term borrowings                                 43,608,296         36,352,178
 Repayment on long-term debt                           (45,000,000)       (28,333,333)
 Net cash provided by financing activities              44,273,126          5,727,273
                                                     -------------      -------------
(Decrease) increase in cash and cash equivalents         8,161,629         (5,444,239)
Cash and cash equivalents, beginning of period          66,487,131         36,494,978
                                                     -------------      -------------
Cash and cash equivalents, end of period             $  74,648,760      $  31,050,739
                                                     =============      =============

     The accompanying notes are an integral part of these financial statements.

                           NATIONAL COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Supplemental schedule of investing and financing activities:

                                                          2002              2001
                                                     ------------       -------------
Unrealized (loss)  gain on investment
  securities available-for-sale                      $   (215,754)      $     511,753

Loans transferred to other real estate owned         $    557,804

Interest paid                                        $  8,490,156       $  12,953,055

Income taxes paid                                    $      1,150       $       2,560

                           NATIONAL COOPERATIVE BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NATIONAL COOPERATIVE BANK
                      CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (Unaudited)

     The interim consolidated financial statements in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for all of 2002. For comparability, certain prior period amounts have been reclassified to conform with current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

1.   Cash, Cash Equivalents and Investment Securities

     As of March 31, 2002, NCB's portfolios of investment securities, cash and cash equivalents had an average adjusted maturity of 404 days with interest rates in those portfolios varying from 2.250% to 8.125%.

                                             Cash and           Investments            Investments
                                               Cash              Available-             Held-to-
                                            Equivalents           for-sale              Maturity
                                          ---------------     ----------------      ----------------
     Cash                                 $    30,904,095     $              -      $              -
     Federal funds                             32,383,036                    -                     -
     Money market securities                   11,361,629            2,583,920                     -
        Private debt security                           -                    -               792,878
     Mutual funds                                       -            1,217,396                     -
     Mortgage-backed
        securities                                      -                    -             2,840,997
     Corporate bonds                                    -            2,201,609                     -
     U.S. Treasury and Agency
        obligations                                     -           24,948,084                     -
     Interest-only receivables                          -           16,472,137                     -
                                          ---------------     ----------------      ----------------

                                          $    74,648,760     $     47,423,146      $      3,633,875
                                          ===============     ================      ================

     As of December 31, 2001, NCB's portfolios of investment securities, cash and cash equivalents were comprised of the following:

                                               Cash and                Investments            Investments
                                                 Cash                   Available-              Held-to-
                                              Equivalents                for-Sale               Maturity
                                             -------------            -------------           ------------
     Cash                                    $  15,754,791            $           -           $          -
     Federal funds                              43,033,299                        -                      -
     Money market securities                     7,699,041                2,570,698                      -
        Private debt security                            -                        -                792,878
     Mutual funds                                        -                1,208,049                      -
     Certificates of deposit                             -                        -                      -
     Mortgage-backed
        securities                                       -                        -              2,827,541
     Corporate bonds                                     -                2,743,138                      -
     U.S. Treasury and Agency
        obligations                                      -               22,789,262                      -
     Interest-only receivables                           -               18,273,425                      -
                                             -------------            -------------           ------------

                                             $  66,487,131            $  47,584,572           $  3,620,419
                                             =============            =============           ============

     At March 31, 2002 and December 31, 2001, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

     Restricted cash of $3,777,177 and $3,794,790 as of March 31, 2002 and December 31, 2001, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At March 31, 2002 and December 31, 2001 and December 31, 2000, the combined remaining balance of 1992 and 1993 loans totaled $30,445,728 and $33,284,777, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

     In addition, restricted cash of $10,000,000 at March 31, 2002 and December 31, 2001, is held for the benefit of MBIA Insurance Corporation
(MBIA) in the event of a loss on certain loans sold under the terms of a Loan Purchase and Sale Agreement dated June 29, 2001 (the "Agreement"). The restricted cash replaces a first loss letter of credit, which NCB had issued for the benefit of MBIA under a pre-existing agreement. At December 31, 2001, the remaining balance of the loans owned by MBIA under the terms of the Agreement totaled $10,941,707. The restricted cash will become available to NCB Retail Finance Corporation as the principal balance of the respective loans decrease. The loans sold have original maturities of five to seven years.

     Finally, restricted cash of $4,080,000 as of March 31, 2002 and December 31, 2001, is held for the benefit of Rabobank International under the terms of the Agreement. The restricted cash is in the form of an Equity Reserve Account maintained at Allfirst Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

2.   Loans and Lease Financing

     Loans and leases outstanding, including loans held for sale, by category, were as follows:

                                         March 31, 2002        December 31, 2001
                                        ----------------       -----------------
         Commercial loans
           Portfolio                    $    437,254,810        $  466,025,616
           Loans held for sale                12,825,273            14,236,011
         Real estate loans
           Residential                       297,790,959           268,881,408
           Loans held for sale               203,975,792           162,304,922
           Commercial                          4,426,037             4,490,320
           Lease financing                    75,969,381            82,553,501
                                        ----------------       -----------------
                                        $  1,032,242,252        $  998,491,778
                                        ================       =================

3.   Impaired Assets

     Impaired loans, representing non-accrual loans at March 31, 2002 and December 31, 2001, totaled $7,767,770 and $5,693,867, respectively, and averaged $6,740,328 and $3,321,452 during the respective periods ending on these dates. Specific allowances of $1,340,277 and $1,437,076 were established at March 31, 2002 and December 31, 2001, respectively. During the first quarters of 2002 and 2001, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At March 31, 2002 and December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At March 31, 2002, there was $557,804 of real estate owned property and no real estate owned property as of December 31, 2001.

4.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31:

                                                           2002            2001
                                                      --------------  --------------
     Beginning January 1                              $  22,239,903   $  21,260,284
     Provision for loan losses                            1,088,000         750,000
     Charge-offs                                           (378,658)       (481,125)
     Recoveries of loans previously
       charged-off                                           69,111          47,004
                                                      -------------   ---------------
     Balance at March 31, 2002                        $  23,018,356   $  21,576,163
                                                      =============   ===============

     The allowance for loan losses as a percentage of average loans and lease financing and loans held for sale at March 31, 2002 and December 31, 2001 was 2.8% and 2.7%, respectively.

5.   Statement of Changes in Members' Equity

     The following is a summary of the activity in members' equity for the three months ended March 31, 2002:

                                                     Retained         Retained                             Total
                                     Common          Earnings         Earnings        Unrealized          Members'
                                      Stock          Allocated       Unallocated         Gain              Equity
                                  -------------    -------------    ------------     ------------     ----------------
Balance, December 31, 2001        $ 133,880,773    $   7,677,591    $ 17,287,555     $  3,274,029     $    162,119,948
Net income                                    -                -       3,962,067                -            3,962,067
Adjustments to dividends
  paid                                        -                -               -                -                    -
2002 patronage dividends
  To be distributed in cash                   -                -      (1,805,369)               -           (1,805,369)
  Retained in form of equity                  -        2,206,563      (2,206,563)               -                    -
Unrealized (loss) gain on
  investment securities
  available-for-sale, net                     -                -               -         (215,754)            (215,754)
                                  -------------    -------------    ------------     ------------     ----------------

Balance, March 31, 2002           $ 133,880,773    $   9,884,154    $ 17,237,690     $  3,058,275     $    164,060,892
                                  =============    =============    ============     ============     ================

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

     The following is the segment reporting for the three months ended March 31, 2002 and March 31, 2001 (dollars in thousands):

                                                    Real
           2002                     Commercial     Estate       Warehouse                             NCB
                                     Lending      Lending        Lending      NCBSB      Other   Consolidated
                                    ----------    --------      ---------    --------   --------  ------------
  Net interest income
    Interest income                  $  8,684     $  3,937      $  2,799     $  3,086   $    687   $   19,193
    Interest expense                    4,970        1,628         1,325        1,384      1,648       10,955
                                    ---------     --------      --------     --------   --------  -----------
  Net interest income                   3,714        2,309         1,474        1,702       (961)       8,238

  Provision (credit) for loan
    losses                                450          218             -          420          -        1,088

  Non-interest income-external          1,352          488         3,136        1,180        369        6,525

  Non-interest expense
    Direct expense                      2,221        1,295           919          674      4,284        9,344
    Overhead and support                  501          692           155          393     (1,741)           -
                                    ---------     --------      --------     --------   --------  -----------
  Total non-interest expense            2,722        1,987         1,074        1,067      2,493        9,344
                                    ---------     --------      --------     --------   --------  -----------

  Income (loss) before taxes         $  1,894     $    592      $  3,536     $  1,395   $ (3,134)  $    4,282
                                    =========     ========      ========     ========   ========  ===========

  Total average assets               $536,652     $175,774      $143,064     $165,000   $177,982   $1,198,472
                                    =========     ========      ========     ========   ========  ===========

                                                    Real
           2001                     Commercial     Estate       Warehouse                             NCB
                                     Lending      Lending        Lending      NCBSB      Other    Consolidated
                                    ----------    --------      ---------    --------   --------  ------------
  Net interest income
    Interest income                  $ 13,030     $  3,671      $  1,966     $  3,097   $    513   $   22,277
    Interest expense                    9,213        2,614         1,251        1,918       (705)      14,291
                                    ---------     --------      --------     --------   --------  -----------
  Net interest income                   3,817        1,057           715        1,179      1,218        7,986

  Provision (credit) for loan
  losses                                  375          375             -            -                     750

  Non-interest income-external            993        1,234         1,965          400        172        4,764

  Non-interest expense
    Direct expense                      1,738          972           466          626      4,459        8,261
    Overhead and support                  348          236            68          293       (945)           -
                                    ---------     --------      --------     --------   --------  -----------

  Total non-interest expense            2,614        1,208           534          919      3,514        8,261
                                    ---------     --------      --------     --------   --------  -----------

  Income (loss) before taxes         $  2,349     $    708      $  2,146     $    660   $ (2,124)  $    3,739
                                    =========     ========      ========     ========   ========  ===========

  Total average assets               $537,889     $176,225      $ 77,961     $154,287   $124,675   $1,071,037
                                    =========     ========      ========     ========   ========  ===========

7.   Accounting for Derivatives

Adoption of FAS 133

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

     NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owner owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty.

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

     Results related to the hedging of warehouse loans are summarized below and included in the caption entitled "Gain On Sale of Loans" in the accompanying consolidated statements of income (in thousands):


                                      Three Months Ended March 31,
                                      ----------------------------
                                         2002            2001
                                         ----            ----
Unrealized gain (loss) on designated
   derivatives recognized              $ 1,238         $(2,324)
Increase (decrease) in value of
  warehouse loans                       (1,298)          2,173
                                       -------         -------
  Net hedge ineffectiveness                (60)           (151)

Unrealized gain (loss) on
  undesignated loan commitments
  recognized                               812             (51)
Gain (loss) on undesignated
  derivatives recognized                  (888)             60
                                       -------         -------
  Net gain (loss) on undesignated
  derivatives                              (76)              9

Unrealized gain (loss) on non-hedging
  derivatives                              732            (268)
                                       -------         -------
  Net SFAS 133 adjustment              $   596         $  (410)
                                       =======         ========

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $7.6 million at March 31, 2002 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at March 31, are as follows (dollars in thousands):


                                        CONTRACT OR             ESTIMATED
                                     NOTIONAL AMOUNTS          FAIR VALUE
                                     ----------------        ---------------
                                       2002     2001            2002   2001
                                     --------  ------        -------- -------
Financial instruments
  whose contract amounts exceed
  the amount of credit risk
    Financial futures contracts     $ 27,600  $ 27,400      $  494    $ (118)
    Interest rate swap agreements   $223,590  $235,800      $7,600    $1,530

8.   New Accounting Standards

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

SFAS No. 143, "Accounting for Asset Retirement Obligations," was also issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 will not have a material effect on the financial statements.

                           NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

SUMMARY

     NCB's net income for the three months ended March 31, 2002 was $4.0 million. This was an increase of $0.7 million over the $3.3 million for the three months ended March 31, 2001. The variance resulted from an increase in gain on sale of loans of $1.8 million and an increase in net interest income of $253,000. The variance was partially offset by an increase in non-interest expense and increase to provision for loan losses of $1.1 million and $338 thousand, respectively.

     Total assets were $1.212 billion at March 31, 2002, up $45.3 million from December 31, 2001. This resulted primarily from a increase in net loans and lease financing of $40.3 million related to an increase in loans held for sale and an increase of $8.2 million in cash and cash equivalents.

     The annualized return on average total assets was 1.32% for the first three months of 2002 compared with 1.23% for the same period in 2001. The annualized return on average equity for the period ended March 31, 2002 and March 31, 2001 was 9.7% and 8.5%, respectively.

NET INTEREST INCOME

     Net interest income for the first three months of 2002 decreased $253 thousand or 3.2% over the same period of 2001.

     For the three months ended March 31, 2002, total interest income decreased 13.8% or $3.1 million from the prior year's first quarter to $19.2 million. The majority of the decrease was due to lower yield on loan and lease portfolios.

     Interest expense decreased $3.3 million over the same period as last year. The variance is a result of decreasing interests rates for short-term facilities, such as deposits, short-term debt and revolving lines. Interest expense related to deposits, revolving lines, and short-term borrowings decreased $2.5 million from 2001; interest expense on commercial paper and long-term borrowing decreased by $849 thousand from 2001.

     See Table 1 for detailed information on the increases and decreases in interest income and interest expense.

     As shown in Table 1, the net interest spread increased 33 basis points to 2.38% from 2.05% for the three months ended March 31, 2002. The net interest yield on earning assets was 2.90% and 3.04% for the three months ended March 31, 2002 and March 31, 2001, respectively.

NON-INTEREST INCOME

     Non-interest income for the three months ended March 31, 2002 of $6.5 million increased $1.7 million from $4.8 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees, advisory and debt placement fees and other income. The majority of the increase resulted from gains on loans sold of $1.8 million. Loans sold in the first quarter of 2002 were $148.0 million compared to $84.8 million in the first quarter of 2001.

     Servicing fee income for the quarter ended March 31, 2002 was $887 thousand, which was $88 thousand increase from the quarter ended March 31, 2002. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.6 billion and $2.3 billion, at March 31, 2002 and March 31, 2001, respectively.

Other income for the quarter ended March 31, 2002, decreased 5.6% or $105 thousand to $1.8 million from $1.9 million for the quarter ended March 31, 2001.

NON-INTEREST EXPENSE

     Non-interest expense for the three months ended March 31, 2002 increased 13.7% or $1.1 million to $9.4 million compared with $8.3 million for the three months ended March 31, 2001. Compensation and employee benefits, which remains the single largest component of non-interest expense, increased 2.3% or $112 thousand. Compensation and employee benefits accounted for 53.4% and 59.3% of non-interest expense for the three months ended March 31, 2002 and March 31, 2001, respectively.

     Non-interest expense as a percentage of average assets was 3.1% for both the three months ended March 31, 2002 and March 31, 2001.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                 Three Months Ended March 31,
                                                             2002                              2001
                                               -------------------------------------------------------------------
  ASSETS                                       Average         Income/   Yields/   Average       Income/    Yields/
                                               Balance         Expenses  Rates     Balance       Expenses   Rates
                                               ----------      -------   ------    ----------    --------   ------
  Interest earning assets
    Real estate loans                          $  483,838      $ 9,304    7.69%    $  378,017    $ 8,203     8.68%
    Commercial loans
     and leases                                   536,652        9,151    6.82%       601,325     13,181     8.77%
                                               ----------      -------             ----------    -------

    Total loans and
     leases                                     1,020,490       18,455    7.23%       979,342     21,384     8.73%

    Investment securities
     and cash equivalents                         114,998          738    2.57%        70,758        893     5.05%
                                               ----------      -------             ----------    -------

     Total interest earning
      assets                                    1,135,488       19,193    6.76%     1,050,100     22,277     8.49%
                                               ----------      -------             ----------    -------

  Allowance for loan losses                       (22,614)                            (21,587)

  Non-interest earning assets
    Cash                                           39,489                               5,650
    Other assets                                   46,108                              37,095
                                               ----------                          ----------

    Total non-interest
     earning assets                                85,597                              42,745
                                               ----------                          ----------

    Total assets                               $1,198,471                          $1,071,258
                                               ==========                          ==========

  LIABILITIES AND MEMBERS' EQUITY
  Interest bearing liabilities
    Subordinated debt                          $  186,208      $ 2,072    4.45%    $  182,230    $ 2,628     5.77%
    Notes payable                                 572,199        6,895    4.82%       561,627      9,749     6.94%
    Deposits                                      241,918        1,988    3.29%       144,846      1,914     5.29%
                                               ----------      -------             ----------    -------

    Total interest bearing
     liabilities                                1,000,325       10,955    4.38%       888,703     14,291     6.43%
                                                               -------                           -------

  Other liabilities                                35,068                              26,864
  Members' equity                                 163,078                             155,691
                                               ----------                          ----------

   Total liabilities and
    members' equity                            $1,198,471                          $1,071,258
                                               ==========                          ==========

  Net interest earning assets                  $  134,823                          $  161,397

  Net interest revenues and spread                             $ 8,238    2.38%                  $ 7,986     2.06%

  Net yield on interest earning assets                                    2.90%                              3.04%

PROVISION FOR INCOME TAXES

     The federal income tax provision is determined on the basis of non-member income generated by NCB Savings Bank, FSB and the reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the three months ended March 31, 2002 was $320 thousand compared with the prior year's provision of $438 thousand.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities totaling $143.6 million at March 31, 2002 increased $8.0 million or 5.9% from $135.6 million at year-end 2001 primarily due to funding of loans and leases. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 12.2% at March 31, 2002 from 11.9 % at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at March 31, 2002 was $23.0 million, up by 3.5% from December 31, 2001. The allowance during the period was impacted by loans charged-off of $378.6 thousand, recoveries of loans previously charged-off of $69 thousand and the provision of $1.1 million. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was 0.5% for the quarter ended March 31, 2002 and less than 0.4% for the quarter ended March 31, 2001.

     The loan loss allowance as a percentage of average loans and leases increased to 2.8% at March 31, 2002 from 2.7% at December 31, 2001. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

     As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 36.4% from $5.7 million at December 31, 2001 to $7.8 million at March 31, 2002. Impaired assets as a percentage of loans and leases outstanding plus real estate owned was 0.95% at March 31, 2002 compared with 0.69% at year-end 2001. The allowance for loan losses as a percentage of impaired assets decreased to 296% at March 31, 2002 from 391% at December 31, 2001.

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 2002 compared to 2001

                                                Increase (decrease) due to change in:
                                                -------------------------------------
                                                  Average      Average
                                                  Volume*      Yield        Net**
                                                  -------      -------      ------
Interest Income

Cash equivalents and investment securities        $   614     $   116      $   730
Commercial loans and leases                        (1,315)     (2,714)      (4,029)
Real estate loans                                   2,030      (1,814)         216
                                                  -------      -------     -------

 Total interest income                              1,329      (4,412)      (3,083)
                                                  -------      -------     -------

Interest expense

Deposits                                              973         (899)         74
Notes payable                                        (117)      (2,737)     (2,854)
Subordinated debt                                      56        (612)        (556)
                                                  -------      -------     -------

 Total interest expense                               912       (4,248)     (3,336)
                                                  -------      -------     -------

Net interest income                               $  (417)     $   164      $  253
                                                  =======      =======      ======

*   Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

INTEREST BEARING LIABILITIES

Interest Bearing Liabilities
(dollars in thousands)

                                    3/31/02        12/31/01       % Change
                                  -----------     ----------      --------
Deposits                          $   268,555     $  222,890        20.5%
Short-term debt                       301,503        256,554        17.5%
Long-term debt                        251,846        296,941       (15.2%)
Subordinated debt                     185,469        186,452        (0.5%)
                                  -----------     ----------

   Total                          $ 1,007,373     $  962,837         4.6%
                                  ===========     ==========

     Interest bearing liabilities increased $44.5 million to $1,007.3 million at March 31, 2002 from $962.8 million at December 31, 2001.

     For the first three months of 2002, deposits at NCB Saving Bank, FSB (NCBSB) increased 20.5% to $268.6 million compared with $222.9 million at December 31, 2001. The increase was attributable to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 9.4 months at March 31, 2002. NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities - 26.7% and 23.1% at March 31, 2002 and December 31, 2001, respectively.

     At March 31, 2002, total short-term and long-term borrowings (including subordinated debt) decreased 0.15% or $1.1 million to $738.8 million in comparison to prior year-end 2001 of $739.9 million. Proceeds from the borrowings were used to fund growth in loans and leases. At March 31, 2002 and December 31, 2001, NCBSB had advances of zero from the Federal Home Loan Bank. At March 31, 2002, included in the short-term borrowings were revolving lines of credit of $54.5 million; commercial paper with a face value of $207.1 million and $41.5 million in borrowings from a related entity and cooperative customers. At December 31, 2001, included in the short-term borrowings were revolving lines of credit of $50.5 million; commercial paper with a face value of $190.6 million and $16.1 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 15.2% from year-end 2001 due to a maturity of $45.0 million under the long-term facilities. At March 31, 2002, there was unused capacity under the short-term and long-term facilities of approximately $69.4 million and $231.0 million, respectively. At December 31, 2001, unused capacity under the short-term and long-term facilities was $90.3 million and $231.0 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

                                 March 31,     Dec. 31,      Sept. 30,     June 30,    March 31,
                                   2002          2001          2001          2001        2001
                                 ---------     --------      ---------     --------    --------
Real estate owned                $     557     $      0      $       0     $      0    $      0

Non-accruing                         7,210        5,694          3,487        3,198       3,347
                                 ---------     --------      ---------     --------    --------

                                 $   7,767     $  5,694      $   3,487     $  3,198    $  3,347
                                 =========     ========      =========     ========    ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 2001 to March 31, 2002.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of business we are involved in various types of litigation and disputes, which may lead to litigation. The Company has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

Item 2. Submission of Matters to a Vote of Security Holders

     NCB held its annual meeting on April 25, 2002. Shareholders previously elected the following persons to serve as directors:

     William F. Casey Jr.
     J. Jeffrey Leonard
     Walden Swanson

     The following directors continued in office after this meeting:

     James L. Burns, Jr.
     Harry J. Bowie
     Kirby J. Erickson
     Lynn Marie Hoopingarner
     Eben Hopson, Jr.
     Dean Janeway
     Jackie Jenkins-Scott
     Stephanie McHenry-Lucky
     Marilyn J. McQuiade
     Michael J. Mercer
     Stuart M. Saft
     Shiela A. Smith
     Peter C. Young
     Thomas K. Zaucha

ITEM 3. EXHIBIT

(a). The following exhibit is filed as part of this report:

    Exhibit 13 - 2001 Annual Report

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK

Date: May 15, 2002


                                              By: /s/
                                              -----------------------
                                              Richard L. Reed,
                                              Managing Director,
                                              Chief Financial Officer


                                              By: /s/
                                              -----------------------
                                              Marietta J. Orcino
                                              Vice President, Tax &
                                              Regulatory Compliance


                                              By: /s/
                                              -----------------------
                                              E. Michael Ramberg
                                              Vice President,
                                              Corporate Controller