Form 10-Q
period 2002-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2002-08-19
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 2002 Commission file number 2-99779
                      --------------                       -------

                       NATIONAL CONSUMER COOPERATIVE BANK
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

    United States of America                                     52-1157795
(12 U.S.C. SECTION 3001 ET SEQ.)                                 ----------
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
                                       ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding At June 30, 2002
                                                   -----------------------------
     Class C                                                   221,417
------------------
(Common stock, $100.00 par value)

     Class B                                                 1,117,388
------------------
(Common stock, $100.00 par value)

     Class D                                                         3
------------------
(Common stock, $100.00 par value)


                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX

PART I          FINANCIAL INFORMATION

                                                                                                             Page No.
                                                                                                             --------
Item 1          Consolidated Balance Sheets - June 30, 2002
                (unaudited)and December 31, 2001..........................................................      3

                Consolidated Statements of Income - for
                the three and six months ended June 30, 2002
                and 2001(unaudited) ......................................................................      4

                Consolidated Statements of Comprehensive
                Income - for the six months ended
                June 30, 2002 and 2001(unaudited) ........................................................      5

                Consolidated Statements of Changes in
                Members' Equity - for the six months
                ended June 30, 2002 and 2001 (unaudited) .................................................      6

                Consolidated Statements of Cash Flows -
                for the six months ended June 30, 2002
                and 2001 (unaudited)......................................................................      7

                Condensed Notes to the Consolidated
                Financial Statements - June 30,2002 (unaudited)...........................................    8-17


Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations - for the
                three and six months ended June 30, 2002 and 2001.........................................   18-27


Item 3          Quantitative and Qualitative Disclosures
                About Market Risk.........................................................................     27



                            PART II OTHER INFORMATION

Item 1          Legal Proceedings.........................................................................     27

Item 2          Exhibits..................................................................................     28


                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,
                                                                                2002                     December 31,
ASSETS                                                                       (Unaudited)                     2001
                                                                           ---------------             ---------------
Cash and cash equivalents                                                   $  110,314,964              $   67,736,253
Restricted cash                                                                 14,007,584                  17,874,790
Investment securities
         Available-for-sale                                                     46,920,716                  46,335,450
         Held-to-maturity                                                        3,647,330                   3,620,419
Loans held for sale                                                            179,223,465                 176,540,933

Loans and lease financing                                                      789,505,328                 821,950,845
         Less: Allowance for loan losses                                       (18,542,783)                (22,239,903)
                                                                            --------------              --------------
         Net loans and lease financing                                         770,962,545                 799,710,942

Other assets                                                                    57,842,876                  54,619,991
                                                                            --------------              --------------
                  Total assets                                              $1,182,919,480              $1,166,438,778
                                                                            ==============              ==============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                                                    $  278,690,572              $  222,889,886
Patronage dividends payable in cash                                             10,141,908                   4,922,056
Other liabilities                                                               40,172,314                  36,560,179
Borrowings
         Short-term                                                            241,711,341                 256,553,797
         Long-term
                  Current                                                       63,333,333                  78,333,333
                  Non-current                                                  190,009,294                 218,607,792

         Subordinated debt                                                     186,572,870                 186,451,787
                                                                            --------------              --------------
         Total borrowings                                                      681,626,838                 739,946,709
                                                                            --------------              --------------
         Total liabilities                                                   1,010,631,632               1,004,318,830
                                                                            --------------              --------------
MEMBERS' EQUITY
Common stock
         Class B                                                               111,738,805                 111,738,805
         Class C                                                                22,141,668                  22,141,668
         Class D                                                                       300                         300
Retained earnings
         Allocated                                                              14,057,674                   7,677,591
         Unallocated                                                            20,279,107                  17,287,555
Accumulated other comprehensive income                                           4,070,294                   3,274,029
                                                                            --------------              --------------
              Total members' equity                                            172,287,848                 162,119,948
                                                                            --------------              --------------
         Total liabilities and members' equity                              $1,182,919,480              $1,166,438,778
                                                                            ==============              ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Six Months Ended                Three Months Ended
                                                         June 30,                         June 30,
                                                  2002            2001              2002               2001
                                              ------------     -----------      ------------       -----------
Interest income
     Loans and lease financing                $ 35,983,365     $41,694,176      $ 17,528,728       $20,310,586
     Investment securities                       1,350,953       2,063,750           612,147         1,170,612
                                              ------------     -----------      ------------       -----------

       Total interest income                    37,334,318      43,757,926        18,140,875        21,481,198
                                              ------------     -----------      ------------       -----------

Interest expense
     Deposits                                    3,960,680       3,904,964         1,972,746         1,991,040
     Short-term borrowings                       3,895,177       8,979,065         1,820,428         4,486,434
     Long-term debt, other borrowings
       and subordinated debt                    13,430,488      14,449,782         6,538,098         6,565,470
                                              ------------     -----------      ------------       -----------

       Total interest expense                   21,286,345      27,333,811        10,331,272        13,042,944
                                              ------------     -----------      ------------       -----------

       Net interest income                      16,047,973      16,424,115         7,809,603         8,438,254

Provision for credit losses                      1,838,000       1,500,000           750,000           750,000
                                              ------------     -----------      ------------       -----------
       Net interest income after
        provision for credit losses             14,209,973      14,924,115         7,059,603         7,688,254
                                              ------------     -----------      ------------       -----------

Non-interest income
     Gain on sale of loans                      14,645,780       3,526,665        10,785,968         1,444,679
     Loan and deposit servicing fees             1,703,491       1,604,867           882,167           806,699
     Other                                       5,191,655       4,744,276         3,347,369         2,860,052
                                              ------------     -----------      ------------       -----------

       Total non-interest income                21,540,926       9,875,808        15,015,504         5,111,430
                                              ------------     -----------      ------------       -----------

Non-interest expense
     Compensation and
       employee benefits                        11,234,874       9,745,144         6,223,300         4,845,788
     Contractual services                        3,108,276       2,256,115         1,877,850         1,185,182
     Occupancy and equipment                     2,048,157       2,215,018         1,012,303         1,255,124
     Other                                       3,889,540       3,018,778         1,823,819         1,687,408
                                              ------------     -----------      ------------       -----------

     Total non-interest expense                 20,280,847      17,235,055        10,937,272         8,973,502
                                              ------------     -----------      ------------       -----------

Contribution to NCBDC                              100,000             -              50,000               -

Net income before income taxes                  15,370,052       7,564,868        11,087,835         3,826,182

Provision for income taxes                         778,348         771,537           458,198           333,949
                                              ------------     -----------      ------------       -----------

Net income                                    $ 14,591,704     $ 6,793,331      $ 10,629,637       $ 3,492,233
                                              ============     ===========      ============       ===========

Distribution of net income
     Patronage dividends                      $  5,220,069     $ 2,579,938      $  3,414,699       $ 1,337,216
     Retained earnings                           9,371,635       4,213,393         7,214,938         2,155,017
                                              ------------     -----------      ------------       -----------
                                              $ 14,591,704     $ 6,793,331      $ 10,629,637       $ 3,492,233
                                              ============     ===========      ============       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


For the six months ended June 30,                                                2002                   2001
                                                                              -----------            ----------
Net income                                                                    $14,591,704            $6,793,331

Other comprehensive income:
Net unrealized holding
  gains on investment securities
  available-for-sale                                                              796,265               111,355
                                                                              -----------            ----------
Comprehensive income                                                          $15,387,969            $6,904,686
                                                                              ===========            ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)

                                                                                              Accumulated
                                                             Retained          Retained         Other                Total
                                             Common          Earnings          Earnings      Comprehensive           Members'
                                             Stock           Allocated        Unallocated       Income               Equity
                                          ------------      -----------       -----------    -------------        ------------
Balance, December 31, 2001                $133,880,773      $ 7,677,591       $17,287,555      $3,274,029        $162,119,948
Net income                                                                     14,591,704                          14,591,704
2002 patronage dividends
     To be distributed in cash                                      -          (5,220,069)                         (5,220,069)
     Retained in form of equity                               6,380,083        (6,380,083)            -                   -
Unrealized gain on
     investment securities
     available-for-sale                            -                -                 -           796,265             796,265
                                          ------------      -----------       -----------      ----------        ------------
Balance, June 30, 2002                    $133,880,773      $14,057,674       $20,279,107      $4,070,294        $172,287,848
                                          ============      ===========       ===========      ==========        ============

                                                                                               Accumulated
                                                             Retained          Retained          Other               Total
                                             Common          Earnings          Earnings       Comprehensive         Members'
                                             Stock           Allocated        Unallocated        Income              Equity
                                          ------------      -----------       -----------    -------------        ------------
Balance, December 31, 2000                $129,458,463      $ 5,433,641       $16,804,590      $1,756,023        $153,452,717
Net income                                                                      6,793,331                           6,793,331
Adjustments to dividends paid                                                      10,723                              10,723
Cancellation and redemption
     of stock                                 (108,362)                                                              (108,362)
Unrealized gain on
     investment securities
     available-for-sale                                                                           111,355             111,355
2001 patronage dividends
     To be distributed in cash                                                (2,579,938)                          (2,579,938)
     Retained in form of equity                               3,145,752       (3,145,752)                                   0
                                          ------------      -----------       -----------      ----------        ------------
Balance, June 30, 2001                    $129,350,101      $ 8,579,393       $17,882,954      $1,867,378        $157,679,826
                                          ============      ===========       ===========      ==========        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the six months ended June 30,                                  2002                          2001
                                                               --------------               -------------
Cash flows from operating activities
Net income                                                     $   14,591,704               $   6,793,331
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Provision for credit losses                                    1,838,000                   1,500,000
     Depreciation and amortization                                  9,527,121                   3,271,226
     Gain on sale of loans                                        (14,645,780)                 (4,118,558)
     Loans originated for sale                                   (352,007,481)               (210,817,721)
     Proceeds from sale of loans held for sale                    360,813,740                 199,656,610
     Decrease (increase)in other assets                             3,314,076                 (10,803,875)
     Decrease in other liabilities                                 (4,835,946)                (14,629,533)
                                                               --------------               -------------

Net cash provided by (used in) operating activities                18,595,434                 (29,148,520)
                                                               --------------               -------------

Cash flows from investing activities
     Decrease in restricted cash                                    3,867,206                      40,442
     Purchase of investment securities
       available-for-sale                                          (8,320,456)                 (3,585,313)
     Proceeds from maturities of investment
      securities available-for-sale                                 7,700,051                   3,794,405
     Net decrease (increase)
     in loans and lease financing                                  24,031,747                 (16,681,134)
     Proceeds from sale of portfolio loans                          2,019,776                           -
     Purchases of premises and equipment                           (1,793,758)                   (501,777)
                                                                -------------               -------------

Net cash provided by (used in) investing activities                27,504,566                 (16,933,377)
                                                                -------------               -------------

Cash flows from financing activities
     Net increase in deposits                                      55,800,686                  28,075,773
     Net (decrease) increase in short-term borrowings             (14,321,975)                 44,678,532
     Proceeds from issuance of long-term debt                               -                  49,763,049
     Repayment on long term debt                                  (45,000,000)                (60,833,333)
     Dividends paid                                                         -                    (138,125)
                                                               --------------               -------------
Net cash (used in) provided by financing activities                (3,521,289)                 61,545,896
                                                               ---------------              -------------
Increase in cash and cash equivalents                              42,578,711                  15,463,999

Cash and cash equivalents, beginning of year                       67,736,253                  36,494,978
                                                               --------------               -------------
Cash and cash equivalents, end of period                       $  110,314,964               $  51,958,977
                                                               ==============               =============

Supplemental schedule of investing and financing activities:

Unrealized gain on investment
 available-for-sale                                            $     796,265                $    111,355

Interest paid                                                  $  21,951,008                $ 30,364,013

Income taxes paid                                              $     741,103                $    638,960



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

1.  Basis of Presentation

   The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for all of 2002. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

2.  Critical Accounting Policies and Estimates

Allowance for Loan Losses

NCB maintains an allowance for loan losses, which is intended to be adequate to absorb known and inherent losses in the loans and lease portfolio. The allowance is reduced by actual credit losses and is increased by the provision for credit losses and recoveries of previous losses. The provision for credit losses is charged to earnings to bring the total allowance for loan losses to a level considered by management as adequate.

At June 30, 2002, this reserve totaled $18.5 million, or 2.3% of the loans and lease portfolio. Subject to the disclosure in the following paragraph, NCB believes this reserve is adequate to absorb losses inherent in the portfolio and bases its evaluation primarily on an ongoing review of large credit relationships within the portfolio and our historical experience with smaller, homogeneous credits. NCB believes that it complies in all material respects with the requirements of SEC Staff Accounting Bulletin No. 102 ("Selected Loan Loss Allowance methodology and Documentation Issues").

Credit losses are, however, inherent in our business and, while NCB believes its credit monitoring procedures are adequate, it is possible there may be unidentified losses in the loan portfolio at June 30, 2002 that may become apparent at a future date. The establishment of an allowance for loan losses for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

3.  Cash, Cash Equivalents and Investment Securities

       As of June 30, 2002, NCB's portfolios of cash, cash equivalents and investment securities, had an average adjusted maturity of approximately 481 days with interest rates in those portfolios varying from 1.930% to 8.125%.

                                                Cash and                Investments           Investments
                                                  Cash                   Available-             Held-to-
                                               Equivalents                For-sale              Maturity
                                               -----------              -----------           -----------
     Cash                                      $50,840,897               $         -          $         -
     Federal funds                              33,826,407                         -                    -
     Money market securities                    25,647,660                         -                    -
     Private debt security                               -                         -              792,878
     Mutual funds                                        -                 2,067,967                    -
     Mortgage-backed
      securities                                         -                         -            2,854,452
     Corporate bonds                                     -                 2,213,626                    -
     U.S. Treasury and Agency
       obligations                                       -                24,380,706                    -
     Interest-only receivables                           -                18,258,417                    -
                                               -----------               -----------          -----------
                                              $110,314,964               $46,920,716           $3,647,330
                                              ============               ===========           ===========


       As of December 31, 2001, NCB's portfolios of cash, cash equivalents and investment securities were comprised of the following:

                                                Cash and                Investments             Investments
                                                  Cash                   Available-               Held-to-
                                               Equivalents                for-Sale                Maturity
                                               -----------              -----------             -----------
     Cash                                     $ 15,754,791              $         -             $        -
     Federal funds                              43,033,299                        -                      -
     Money market securities                     8,948,163                        -                      -
       Private debt security                             -                        -                792,878
     Mutual funds                                        -                2,529,625                      -
     Mortgage-backed
      securities                                         -                        -              2,827,541
     Corporate bonds                                     -                2,743,138                      -
     U.S. Treasury and Agency
       obligations                                       -               22,789,262                      -
     Interest-only receivables                           -               18,273,425                      -
                                                ----------              -----------             ----------

                                               $67,736,253              $46,335,450             $3,620,419
                                               ===========              ===========             ==========

     At June 30, 2002 and December 31, 2001, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

     Restricted cash of $3.8 million as of June 30, 2002 and December 31, 2001 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At June 30, 2002 and December 31, 2001, the combined remaining balance of 1992 and 1993 loans totaled $13.3 million and $30.4 million, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decrease. The loans sold have original maturities of ten to fifteen years.

     In addition, restricted cash of $6.2 million and $10.0 million as of June 30, 2002 and December 31, 2001, respectively, is held for the benefit of MBIA Insurance Corporation (MBIA) in the event of a loss on certain loans sold under the terms of a Loan Purchase and Sale Agreement dated June 29, 2001 (the "Agreement"). The restricted cash replaces a first loss letter of credit that NCB had issued for the benefit of MBIA under a pre-existing agreement. At June 30, 2002 and December 31, 2001, the remaining balance of the loans owned by MBIA under the terms of the Agreement totaled $6.2 million and $10.9 million, respectively. The restricted cash will become available to NCB Retail Finance Corporation as the principal balance of the respective loans decrease. The loans sold have original maturities of five to seven years.

     Finally, restricted cash of $4.1 million as of June 30, 2002 and December 31, 2001, is held for the benefit of Rabobank International under the terms of the Agreement. The restricted cash is in the form of an Equity Reserve Account maintained at Allfirst Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.



4.  Loans and Lease Financing

     Loans and leases outstanding by category, including loans held for sale, were as follows:

                                                          June 30,              December 31,
                                                            2002                    2001
                                                       -------------           -------------
Commercial loans
    Portfolio                                          $ 427,316,786           $ 466,025,616
    Loans held for sale                                   11,181,928              14,236,011
Real estate loans
    Residential                                          289,223,305             268,881,408
    Loans held for sale                                  168,041,537             162,304,922
    Commercial                                             4,366,403               4,490,320
Lease financing                                           68,598,834              82,553,501
                                                       -------------           -------------
                                                       $ 968,728,793           $ 998,491,778
                                                       =============           =============

5.    Impaired Assets

       Impaired loans, representing the non-accrual loans at June 30, 2002 and December 31, 2001, totaled $10.9 million and $5.7 million, respectively, and averaged $7.9 million and $3.3 million, respectively. Specific allowances of $2.3 million and $1.4 million were established at June 30, 2002 and December 31, 2001, respectively. During the first half of 2002 and 2001, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At June 30, 2002 there was a commitment to lend additional funds of $9.7 million to a borrower whose loan was impaired. At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At June 30, 2002 and December 31, 2001, there was no real estate owned property.

6.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the six months ended June 30:

                                                           2002                     2001
                                                       -------------           -------------
Beginning, January 1                                    $22,239,903             $21,260,284
Provision for loan losses                                 1,838,000               1,500,000
Charge-offs                                              (4,110,456)             (1,428,588)
Reclassified to reserve for unfunded
  commitments and lines of credit                        (1,668,115)                    --
Recoveries of loans previously
  charged-off                                               243,451                 568,018
                                                        -----------             -----------
Balance at June 30,                                     $18,542,783             $21,899,714
                                                        ===========             ===========

     The allowance for loan losses as a percentage of average loans and lease financing, excluding loans held for sale, as of June 30, 2002 and December 31, 2001 was 2.3% and 2.5%, respectively. As of June 30, 2002, $1.7 million in reserves was reclassified to a separate reserve included in other liabilities to cover exposures on unfunded commitments and lines of credit. Included in the January 1, 2002 balance is $1.6 million in reserves for unfunded commitments and lines of credit.

7. Segment Reporting

    NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, NCB, FSB (NCBSB) and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The NCB, FSB segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt that are not attributable to the other segments.

    NCB evaluates segment performance based on net income before taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the most recent annual report. Overhead and support expenses are allocated to each operating segment based on number of employees, and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.

    The following is the segment reporting for the six months ended June 30, 2002 and 2001 (dollars in thousands):

            2002                                      Real
                                    Commercial       Estate         Warehouse                                           NCB
                                      Lending        Lending         Lending          NCBSB           Other         Consolidated
                                    ----------      ----------      ----------      ----------      ----------      ------------
Net interest income
  Interest income                   $   16,926      $    8,316      $    4,810      $    6,097           1,185           37,334
  Interest expense                       8,951           2,986           2,286           3,961           3,102           21,286
                                    ----------      ----------      ----------      ----------      ----------       ----------
Net interest income                      7,975           5,330           2,524           2,136          (1,917)          16,048

Provision for credit losses                750             591             -               497             -              1,838

Non-interest income-external             3,027           2,544          12,375           2,515           1,080           21,541

Non-interest expense
  Direct expense                         4,321           3,190           2,020           1,321           9,429           20,281
  Overhead and support                     890             981             251             786          (2,908)               -
                                    ----------      ----------      ----------      ----------      ----------       ----------
Total non-interest expense               5,211           4,171           2,271           2,107           6,521           20,281
                                    ----------      ----------      ----------      ----------      ----------       ----------
Contribution to NCBDC                      -               -               -               -               100              100

Net income (loss) before taxes      $    5,041      $    3,112      $   12,628      $    2,047      $   (7,458)      $   15,370
                                    ==========      ==========      ==========      ==========      ==========       ==========

Total average assets                $  520,756      $  183,016      $  192,221      $  166,004      $  137,557       $1,199,554
                                    ==========      ==========      ==========      ==========      ==========       ==========


            2001                                      Real
                                    Commercial       Estate         Warehouse                                           NCB
                                      Lending        Lending         Lending          NCBSB           Other         Consolidated
                                    ----------      ----------      ----------      ----------      ----------      ------------
Net interest income
  Interest income                   $   24,830      $    7,582      $    3,970      $    6,104           1,272           43,758
  Interest expense                      16,633           5,051           2,521           3,909            (780)          27,334
                                    ----------      ----------      ----------      ----------      ----------       ----------
Net interest income                      8,197           2,531           1,449           2,195           2,052           16,424

Provision for credit losses                750             750             -               -               -              1,500

Non-interest income-external             2,601           2,921           2,718             883             753            9,876

Non-interest expense
  Direct expense                         4,500           2,187           1,167           1,310           8,071           17,235
  Overhead and support                     821             528             137             535          (2,021)               -
                                    ----------      ----------      ----------      ----------      ----------       ----------
Total non-interest expense               5,321           2,715           1,304           1,845           6,050           17,235
                                    ----------      ----------      ----------      ----------      ----------       ----------

Net income (loss) before taxes      $    5,324      $    2,652      $    2,863      $    1,233      $   (4,507)      $    7,565
                                    ==========      ==========      ==========      ==========      ==========       ==========

Total average assets                $  555,144      $  184,723      $   80,517      $  171,820      $  106,706       $1,098,910
                                    ==========      ==========      ==========      ==========      ==========       ==========

    The following is the segment reporting for the three months ended June 30, 2002 and 2001 (dollars in thousands):

            2002                                      Real
                                    Commercial       Estate         Warehouse                                           NCB
                                      Lending        Lending         Lending          NCBSB           Other         Consolidated
                                    ----------      ----------      ----------      ----------      ----------      ------------
Net interest income
  Interest income                   $    8,244      $    4,379      $    2,011           3,011      $      496           18,141
  Interest expense                       3,982           1,358             961           2,577           1,453           10,331
                                    ----------      ----------      ----------      ----------      ----------       ----------
Net interest income                      4,262           3,021           1,050             434            (957)           7,810

Provision for credit losses                300             373             -                77             -                750

Non-interest income-external             1,675           2,056           9,239           1,335             710           15,015

Non-interest expense
  Direct expense                         2,100           1,895           1,101             647           5,194           10,937
  Overhead and support                     389             290              96             393          (1,168)             -
                                    ----------      ----------      ----------      ----------      ----------       ----------
Total non-interest expense               2,489           2,185           1,197           1,040           4,026           10,937
                                    ----------      ----------      ----------      ----------      ----------       ----------
Contribution to NCBDC                      -               -               -               -                50               50

Net income (loss) before taxes      $    3,148      $    2,519      $    9,092      $      652      $   (4,323)      $   11,088
                                    ==========      ==========      ==========      ==========      ==========       ==========

Total average assets                $  504,135      $  197,216      $  200,756      $  167,343      $  134,225       $1,203,675
                                    ==========      ==========      ==========      ==========      ==========       ==========


            2001                                      Real
                                    Commercial       Estate         Warehouse                                           NCB
                                      Lending        Lending         Lending          NCBSB           Other         Consolidated
                                    ----------      ----------      ----------      ----------      ----------      ------------
Net interest income
  Interest income                   $   11,800      $    3,912      $    2,004           3,007      $      758           21,481
  Interest expense                       7,420           2,438           1,270           1,991             (76)          13,043
                                    ----------      ----------      ----------      ----------      ----------       ----------
Net interest income                      4,380           1,474             734           1,016             834            8,438

Provision for credit losses                375             375             -               -               -                750

Non-interest income-external             1,608           1,686             753             483             581            5,111

Non-interest expense
  Direct expense                         2,762           1,215             701             684           3,611            8,973
  Overhead and support                     473             291              69             242          (1,075)             -
                                    ----------      ----------      ----------      ----------      ----------       ----------
Total non-interest expense               3,235           1,506             770             926           2,536            8,973
                                    ----------      ----------      ----------      ----------      ----------       ----------
Net income (loss) before taxes      $    2,167      $    1,667      $      717      $      573      $   (1,298)      $    3,826
                                    ==========      ==========      ==========      ==========      ==========       ==========

Total average assets                $  531,290      $  193,094      $   82,805      $  181,846      $  137,528       $1,126,563
                                    ==========      ==========      ==========      ==========      ==========       ==========

8. Accounting for Derivatives

Adoption of SFAS 133

  Effective January 1, 2001, NCB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and recorded a cumulative effect adjustment of $1.7 million gain to recognize the fair value of interest rate swaps with an offsetting cumulative effect adjustment of $1.7 million loss to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates. Additionally, NCB recorded a cumulative effect adjustment of $4.5 million loss to recognize derivatives at fair value and a cumulative effect adjustment of $4.6 million gain to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

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

   NCB uses interest rate swaps to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate swaps are accounted for as derivatives and therefore recorded at fair value through income. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan.

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

   When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, NCB will continue to carry the derivative on the balance sheet at its fair value and any gains or losses accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in income.

Fair-Value Hedges

   NCB enters into interest rate swaps and future contracts to hedge against changes in the fair value of fixed rate warehouse loans and debt due to changes in benchmark interest rates.

     Results related to the hedging of warehouse loans are summarized below and included in the caption entitled "Gain On Sale of Loans" in the accompanying consolidated statements of income (in thousands):

                                                          Six months            Three months
                                                         Ended June 30,        Ended June 30,
                                                         --------------        --------------
                                                       2002         2001       2002         2001
                                                       ----         ----       ----         ----
Unrealized gain (loss) on designated
  derivatives recognized                              $(3,765)    $   180     $(5,002)    $ 2,505
Increase (decrease) in value of warehouse loans         3,798        (257)      5,095      (2,430)
                                                      -------     -------     -------     -------
  Net hedge ineffectiveness                                33         (77)         93          75
Unrealized gain (loss) on undesignated loan
                 commitments recognized               $ 2,789     $   (63)    $ 1,978     $   (13)
Gain (loss) on undesignated derivatives recognized     (2,160)         76      (1,273)         16
                                                      -------     -------     -------     -------
  Net gain on undesignated derivatives                    629          13         705           3

Unrealized loss on non-hedging derivatives               (129)       (326)       (861)        (58)
                                                      -------     -------     -------     -------
      Net SFAS 133 adjustment                         $   533     $  (390)    $   (63)    $    20
                                                      =======     =======     =======     =======

  Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $3.8 million at June 30, 2002 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at June 30, 2002 and 2001 are as follows (dollars in thousands):

                                                         Contract or                      Estimated
                                                       Notional Amounts                   Fair Value
                                                       ----------------                   ----------
                                                     2002            2001             2002          2001
                                                     ----            ----             ----          ----
Financial instruments whose contract amounts
exceed the amount of credit risk
  Financial futures contracts                      $ 29,400        $ 36,000          $ (293)       $    96
  Interest rate swap agreements                    $227,089        $193,550          $3,828        $ 3,409

9.  Loans Sold With Recourse


  In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (the Agreement) with Fannie Mae in connection with NCB's sale of $86.3 million in conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae's issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The obligation was initially established at 4% of the unpaid principal balance of the loans or approximately $3.5 million. The Agreement allows for reductions in the initial obligation as either losses are paid by NCB or when the obligation, as adjusted for any losses paid, exceeds 12% of the unpaid principal balance of the covered loans.

  The Letter of Credit maintained under the Agreement (as subsequently amended) was approximately $12.4 million as of June 30, 2002 and December 31, 2001. The unpaid principal balance of the loans covered by the Agreement was $295.8 million as of June 30, 2002 compared with $298.2 million as of December 31, 2001. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

10.   New Accounting Standards

    SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002 goodwill amortization expense ceased and goodwill will be assessed for impairment at least annually at the reporting unit level by applying a fair-value-based test. Adoption of SFAS No. 142 did not have a material effect on the financial statements.

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


SUMMARY

     NCB's net income for the six months ended June 30, 2002 was $14.6 million. This was a $7.8 million increase compared with net income of $6.8 million for the six months ended June 30, 2001. The variance resulted from an increase in gain on sale of loans and an increase in net excess yield income of $11.1 million and $1.7 million, respectively. The variance was partially offset by a decrease in loan fees of $1.3 million and an increase in non-interest expense of $3.0 million.

     Total assets were $1.18 billion at June 30, 2002, an increase of $16.5 million from December 31, 2001. This resulted primarily from an increase in cash and cash equivalents and interest-only receivables of $42.6 million and $5.6 million, respectively, offset by a decrease in the net loans and lease portfolio of $28.7 million.

     The annualized return on average total assets was 2.43% for the first six months of 2002 compared with 1.24% for the same period in 2001. The annualized return on average equity for the six months ended June 30, 2002 and June 30, 2001 was 17.59% and 8.67%, respectively.

     NET INTEREST INCOME

     Net interest income for the first six months of 2002 was $16.0 million, a decrease of 2.3% or $376 thousand compared with $16.4 million over the same period a year ago.

     For the six months ended June 30, 2002, interest income decreased 14.8% or $6.5 million to $37.3 million from $43.8 million in the prior year's period. The majority of the decrease was due to the lower yield on loans and lease portfolios.

     Interest expense decreased $6.0 million to $21.3 million for the six months ended June 30, 2002 compared with $27.3 million for the six months ended June 30, 2001. The variance is a result of decreasing interest rates for short-term facilities, such as deposits, short-term debt and revolving lines. Interest expense related to deposits, revolving lines, commercial paper, and short-term borrowings decreased $5.1 million from 2001; interest expense on long-term borrowings increased $1.0 million from 2001.

     As shown in Table 1, for the six months ended June 30, 2002 and 2001, the average rate on interest earning assets was 6.60% and 8.16%, respectively. The average rate on interest bearing liabilities was down 172 basis points to 4.29% for the first half of 2002 compared with 6.01% for the same period in 2001.

     For the three months ended June 30, 2002, net interest income decreased 7.5% or $629 thousand to $7.8 million compared with $8.4 million for the same period ended June 30, 2001.

     Interest income decreased 15.5% or $3.4 million to $18.1 million for the three months ended June 30, 2002 compared with $21.5 million for the same period ended June 30, 2001. The decrease in interest income was due to lower yields on loans and lease portfolios.

     For the three months ended June 30, 2002, interest expense decreased 20.8% or $2.7 million to $10.3 million compared with $13.0 million for the three months ended June 30, 2001 due to lower short-term interest rates and increased funding from deposits.

     For the three months ended June 30, 2002, the average rate on interest earning assets was down 135 basis points to 6.43% from 7.78% for the same quarter ended June 30, 2001. The average rate on interest bearing liabilities, for the quarter ended June 30, 2002, was down 142 basis points to 4.18% from 5.60% for the same period ended June 30, 2001.

     NON-INTEREST INCOME

     Non-interest income for the six months ended June 30, 2002 of $21.5 million increased $11.6 million from $9.9 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, management fees and advisory and debt placement fees. The majority of the increase resulted from gains on loans sold.

     For the six months ended June 30, 2002, gain on sale of loans was $14.6 million, an increase of 315.3% from $3.5 million for the same period last year. The increase resulted from the timing and volume of loans sold. Total loans sold were $357.9 million and $201.2 million for the six months ended June 30, 2002 and 2001, respectively.

     Servicing fee income for the six months ended June 30, 2002 increased 6.1% or $98 thousand to $1.7 million compared to $1.6 million in the prior year. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.8 billion and $2.4 billion as of June 30, 2002 and 2001, respectively.

     Other non-interest income for the six months ended June 30, 2002 increased $447 thousand from $4.7 million to $5.2 million due primarily to an increase of $1.7 million in excess yield income offset by a decrease in loan fees of $1.3 million.

     NON-INTEREST EXPENSE

     Non-interest expense for the six months ended June 30, 2002 increased 17.7% or $3.0 million to $20.3 million compared with $17.2 million for the six months ended June 30, 2001. Compensation and benefits, which remains the single largest component of non-interest expense, increased 15.3% or $1.5 million. Contractual services increased 37.8% or $852 thousand to $3.1 million at June 30, 2002 from $2.3 million at the same period a year ago. Compensation and employee benefits accounted for 55.4% and 56.5% of non-interest expense for the six months ended June 30, 2002 and June 30, 2001, respectively.

     Non-interest expense as a percentage of average assets increased to 3.4% on an annualized basis for the six months ended June 30, 2002 compared with 3.1% for the same period a year ago.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)


                                                                   Six Months Ended June 30,
                                                          2002                                2001
                                            --------------------------------------------------------------------
ASSETS                                      Average       Income/    Yields/      Average     Income/    Yields/
                                            Balance       Expenses   Rates        Balance     Expenses   Rates
                                            -------       --------   -------      -------     --------   -------
Interest earning assets
  Real estate loans                        $  490,824      $18,054      7.36%   $  402,421    $16,703    8.30%
  Commercial loans
   and leases                                 520,756       17,929      6.89%      592,164     24,991    8.44%
                                           ----------      -------              ----------    -------

  Total loans and
   leases                                   1,011,580       35,983      7.11%      994,585     41,694    8.38%

  Investment securities
   and cash equivalents                       120,070        1,351      2.25%       78,208      2,064    5.28%
                                           ----------      -------              ----------    -------

   Total interest earning
    assets                                  1,131,650       37,334      6.60%    1,072,793     43,758    8.16%
                                           ----------      -------              ----------    -------

Allowance for loan
 losses                                       (21,841)                            (21,757)

Non-interest earning assets
  Cash                                         50,007                               2,539
  Other assets                                 39,738                              45,335
                                           ----------                           ---------

  Total non-interest
   earning assets                              89,745                              47,874
                                           ----------                           ---------

  Total assets                             $1,199,554                          $1,098,910
                                           ==========                          ==========

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                        $  186,051      $ 4,173      4.49%  $  182,129    $ 5,065     5.56%
  Notes payable                               553,876       13,152      4.75%     577,722     18,364     6.36%
  Deposits                                    253,365        3,961      3.13%     149,998      3,905     5.21%
                                           ----------      -------             ----------    -------
  Total interest bearing
   liabilities                                993,292       21,286      4.29%     909,849     27,334     6.01%
                                           ----------       ------             ----------    -------

Other liabilities                              40,346                              32,351
Members' equity                               165,916                             156,710
                                           ----------                          ----------

 Total liabilities and
  members' equity                          $1,199,554                          $1,098,910
                                           ==========                          ==========

Net interest earning assets                  $138,358                          $  162,944

Net interest revenues and spread                           $16,048      2.31%                 $16,424    2.15%

Net yield on interest earning
  assets                                                                2.84%                            3.06%


Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)


                                                                Three Months Ended June 30,
                                                          2002                                2001
                                             -------------------------------------------------------------------
ASSETS                                       Average     Income/      Yields/    Average      Income/    Yields/
                                             Balance     Expenses     Rates      Balance      Expenses   Rates
                                             -------     --------     -------    -------      --------   -------
Interest earning assets
  Real estate loans                        $  501,272     $ 8,752       6.98%   $  425,633     $ 8,500   7.99%
  Commercial loans
   and leases                                 504,135       8,777       6.96%      592,878      11,810   7.97%
                                           ----------     -------               ----------     -------
  Total loans and
   Leases                                   1,005,407      17,529       6.97%    1,018,511      20,310   7.98%

  Investment securities
   and cash equivalents                       123,288         612       1.99%       85,627       1,171   5.47%
                                           ----------     -------               ----------     -------

   Total interest earning
    Assets                                  1,128,695      18,141       6.43%    1,104,138      21,481   7.78%
                                           ----------     -------               ----------     -------
Allowance for loan
 Losses                                      (21,665)                              (21,927)

Non-interest earning assets
  Cash                                         60,214                                2,791
  Other assets                                 36,431                               41,561
                                           ----------                           ----------
  Total non-interest
   earning assets                              96,645                               44,352
                                           ----------                           ----------

  Total assets                             $1,203,675                           $1,126,563
                                           ==========                           ==========

LIABILITIES AND MEMBERS' EQUITY
Interest bearing liabilities
  Subordinated debt                        $  185,747     $ 2,102       4.53%   $  182,034     $ 2,437   5.36%
  Notes payable                               535,423       6,256       4.67%      593,622       8,615   5.80%
  Deposits                                    268,609       1,973       2.94%      155,159       1,991   5.13%
                                           ----------     -------               ----------     -------
  Total interest bearing
   Liabilities                                989,779      10,331       4.18%      930,815      13,043   5.60%
                                           ----------     -------               ----------     -------

Other liabilities                              45,607                               38,455
Members' equity                               168,289                              157,293
                                           ----------                           ----------
 Total liabilities and
  members' equity                          $1,203,675                           $1,126,563
                                           ==========                           ==========

Net interest earning assets                  $138,916                           $  173,323

Net interest revenues and spread                          $7,810        2.25%                  $ 8,438   2.18%

Net yield on interest earning
  assets                                                                2.77%                            3.06%


Table 2
Changes in Net Interest Income
(dollars in thousands)

For the six months ended June 30, 2002 compared to 2001

                                                                         Increase (Decrease) Due to Change In:
                                                                        --------------------------------------
                                                                        Average        Average
                                                                        Volume*         Yield            Net**
                                                                        -------         -----            -----
Interest Income

Cash equivalents and
 investment securities                                                 $    799        $ (1,512)        $   (713)
Commercial loans and leases                                              (3,963)         (2,974)          (6,937)
Real estate loans                                                         4,381          (3,155)           1,226
                                                                       --------        --------         --------

 Total interest income                                                    1,217          (7,641)          (6,424)
                                                                       --------        --------         --------

Interest expense

Deposits                                                                  2,010          (1,954)              56
Notes payable                                                              (731)         (4,481)          (5,212)
Subordinated debt                                                           107            (999)            (892)
                                                                       --------        --------         --------

 Total interest expense                                                   1,386          (7,434)          (6,048)
                                                                       --------        --------         --------

Net interest income                                                    $   (169)       $   (207)        $   (376)
                                                                       ========        ========         ========

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended June 30, 2002 compared to 2001

                                                                         Increase (Decrease) Due to Change In:
                                                                        --------------------------------------
                                                                        Average        Average
                                                                        Volume*         Yield            Net**
                                                                        -------         -----            -----
Interest Income

Cash equivalents and
 investment securities                                                 $    381        $   (940)        $   (559)
Commercial loans and leases                                              (1,699)         (1,359)          (3,058)
Real estate loans                                                         1,449          (1,172)             277
                                                                       --------        --------         --------

 Total interest income                                                      131          (3,471)          (3,340)
                                                                       --------        --------         --------

Interest expense

Deposits                                                                  1,063          (1,081)             (18)
Notes payable                                                              (790)         (1,569)          (2,359)
Subordinated debt                                                            49            (384)            (335)
                                                                       --------        --------         --------

 Total interest expense                                                     322          (3,034)          (2,712)
                                                                       --------        --------         --------

Net interest income                                                    $   (191)       $   (437)        $   (628)
                                                                       ========        ========         ========


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

     PROVISION FOR INCOME TAXES

     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB(NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision for the six months ended June 30, 2002 was $778.3 thousand compared with the prior year's provision of $771.5 thousand.

     CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities (including restricted cash) of $174.9 million as of June 30, 2002 increased $39.3 million or 29.0% from $135.6 million at December 31, 2001, primarily due to growth of deposits. As a percentage of earning assets, cash, cash equivalents and investment securities increased to 15.5% at June 30, 2002 from 11.9% at December 31, 2001.

     ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at June 30, 2002 was $18.5 million, down by 16.6% from $22.2 million at December 31, 2001. The allowance during the period was impacted by loans charged-off of $4.1 million, recoveries of loans previously charged-off of $243 thousand and the provision of $1.8 million. The $4.1 million of loans charged-off includes $2.1 million from a borrower, which was charged-off in June. In addition, $1.7 million in reserves was reclassified to a separate reserve included in other liabilities to cover exposures on unfunded commitments and lines of credit. NCB's annualized provision for credit losses as a percentage of average loans and leases outstanding was 0.36% for the six months ended June 30, 2002 and 0.30% for the six months ended June 30, 2001.

     The loan loss allowance as a percentage of average loans and lease financing, excluding loans held for sale, was 2.3% at June 30, 2002 and 2.5% at December 31, 2001. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

     As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) increased 92.0% from $5.7 million at December 31, 2001 to $10.9 million at June 30, 2002. Impaired assets as a percentage of loans and leases outstanding, excluding loans held for sale, was 1.4% at June 30, 2002 compared with 0.69% at year-end 2001. The allowance for loan losses as a percentage of impaired assets decreased to 170% at June 30, 2002 from 391% at December 31, 2001.

INTEREST BEARING LIABILITIES

Interest Bearing Liabilities
(dollars in thousands)

                                                  June 30,             December 31,
                                                     2002                  2001                  % Change
                                                  --------                 ----                  --------
Deposits                                          $278,691                $222,890                 25.0%
Short-term debt                                    241,711                 256,554                 (5.8%)
Long-term debt                                     253,343                 296,941                (14.7%)
Subordinated debt                                  186,573                 186,452                 0.06%
                                                  --------                --------
   Total                                          $960,318                $962,837                 (0.3%)
                                                  ========                ========

     Interest bearing liabilities decreased $2.5 million to $960.3 million at June 30, 2002 from $962.8 million at December 31, 2001.

     For the six months of 2002, deposits at NCB, FSB (NCBSB) increased 25.0% to $278.7 million compared with $222.9 million at December 31, 2001. The growth was due to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 8.8 months. Deposits as a percentage of interest bearing liabilities was 29.0% and 23.1% at June 30, 2002 and December 31, 2001, respectively.

     At June 30, 2002, total short-term and long-term borrowings (including subordinated debt) decreased 7.9% or $58.3 million to $681.6 million in comparison to December 31, 2001 of $739.9 million. Proceeds from the loan maturities were used to reduce borrowings. At June 30, 2002 and December 31, 2001, NCBSB had advances of zero from the Federal Home Loan Bank. At June 30, 2002, included in the short-term borrowings were revolving lines of credit of $92.5 million; commercial paper with a face value of $134.1 million and $16.3 million in borrowings from a related entity and cooperative customers. At December 31, 2001, included in the short-term borrowings were revolving lines of credit of $50.5 million; commercial paper with a face value of $190.6 million and $16.1 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 14.7% from year-end 2001 due to a maturity of $45 million under the long-term facilities. At June 30, 2001, there was unused capacity under short-term and long-term facilities of approximately $134.6 million and $231 million, respectively. At December 31, 2001, unused capacity under the short-term and long-term facilities was $90.3 million and $231.0 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

                                 June 30,         December 31,         June 30,
                                   2002              2001               2001
                                 -------           --------            -------
Real estate owned                $  -              $    -             $    -

Non-accruing                     $10,930             5,694               3,198
                                 -------             -----             -------

                                 $10,930            $5,694             $ 3,198
                                 =======            ======             =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             No material changes in NCB's market risk profile occurred from December 31, 2001 to June 30, 2002.

Part II OTHER INFORMATION

Item 1.    Legal Proceedings

     In the normal course of business we are involved in various types of litigation and disputes, which may lead to litigation. The Company has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

ITEM 2.  EXHIBITS

(a).  The following exhibits are filed as part of this report:

        Exhibit 17 - Split Dollar Life Insurance Policy

        Exhibit 20 - Fourth Amended and Restated Loan Agreement with Fleet
                     Bank as Agent

        Exhibit 28 - NCB Executive Short-Term Incentive Plan

        Exhibit 99 - Additional exhibits

              99.1 - Certification Statement of Chief Executive Officer of
                     the National Cooperative Bank pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 - Certification Statement of Chief Financial Officer of
                     the National Cooperative Bank pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                       NATIONAL CONSUMER COOPERATIVE BANK

Date:
     -------------------

                                      By: /s/
                                          -----------------------------------
                                          Richard L. Reed,
                                          Managing Director,
                                          Chief Financial Officer




                                      By: /s/
                                          -----------------------------------
                                          E. Michael Ramberg
                                          Vice President,