Form 10-Q
period 2002-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2002-11-15
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002 Commission file number 2-99779

                       National Consumer Cooperative Bank
             (Exact name of registrant as specified in its charter)

    United States of America
 (12 U.S.C. Section 3001 et seq.)                             52-1157795
 --------------------------------                        -------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at September 30, 2002
                                               ---------------------------------

            Class C                                         223,114
--------------------------------
(Common stock, $100.00 par value)

            Class B                                       1,180,819
--------------------------------
(Common stock, $100.00 par value)

            Class D                                               3
--------------------------------
(Common stock, $100.00 par value)

                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I      FINANCIAL INFORMATION

Item 1      Consolidated Balance Sheets - September 30,
            2002 (unaudited) and December 31, 2001 ............ ..........................................3

            Consolidated Statements of Income - for
            the three and nine months ended
            September 30, 2002 and 2001 (unaudited).......................................................4

            Consolidated Statements of Comprehensive Income -
            for the nine months ended September 30, 2002
            and 2001(unaudited)  .........................................................................5

            Consolidated Statements of Changes in Members' Equity - for the
            nine months ended September 30, 2002
            and 2001 (unaudited)..........................................................................6

            Consolidated statements of Cash Flows - for
            the nine months ended September 30, 2002
            and 2001(unaudited)  .......................................................................7-8

            Condensed Notes to the Consolidated Financial
            statements - September 30, 2002 (unaudited)...................................................9

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations - for the
            three and nine months ended September 30, 2002 and 2001...................................18-28

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk............................................................................29

Item 4      Controls and Procedures......................................................................29

                                       PART II INFORMATION

Item 1   Legal Proceedings...............................................................................30

Item 2   Exhibits........................................................................................30

Signatures and Certifications............................................................................31


                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                                September 30,               December 31,
                                                                    2002                        2001
                                                             ----------------            ----------------
ASSETS
Cash and cash equivalents                                    $     63,668,508            $     67,736,253
Restricted cash                                                     7,039,126                  17,874,790
Investment securities
     Available-for-sale                                            45,786,951                  46,335,450
     Held-to-maturity                                               3,591,531                   3,620,419
Loans held for sale                                               252,827,288                 176,540,933

Loans and lease financing                                         781,170,792                 821,950,845
    Less: Allowance for loan losses                               (16,733,203)                (22,239,903)
                                                             ----------------            ----------------
    Net loans and lease financing                                 764,437,589                 799,710,942

Other assets                                                       57,237,946                  54,619,991
                                                             ----------------            ----------------

     Total assets                                            $  1,194,588,939            $  1,166,438,778
                                                             ================            ================

LIABILITIES AND MEMBERS' EQUITY
Liabilities
Deposits                                                     $    278,903,982            $    222,889,886
Patronage dividends payable in cash                                 6,986,428                   4,922,056
Other liabilities                                                  52,783,634                  36,560,179
Borrowings
     Short-term                                                   262,982,648                 256,553,797
     Long-term
       Current                                                     48,333,333                  78,333,333
       Non-current                                                182,356,233                 218,607,792

     Subordinated debt                                            188,051,957                 186,451,787
                                                             ----------------            ----------------
     Total borrowings                                             681,724,171                 739,946,709
                                                             ----------------            ----------------
     Total liabilities                                          1,020,398,215               1,004,318,830
                                                             ----------------            ----------------

MEMBERS' EQUITY
Common stock
     Class B                                                      118,081,915                 111,738,805
     Class C                                                       22,311,360                  22,141,668
     Class D                                                              300                         300
Retained earnings
     Allocated                                                      8,538,968                   7,677,591
     Unallocated                                                   19,108,184                  17,287,555
Accumulated other comprehensive income                              6,149,997                   3,274,029
                                                             ----------------            ----------------

     Total members' equity                                        174,190,724                 162,119,948
                                                             ----------------            ----------------

     Total liabilities and members' equity                   $  1,194,588,939            $  1,166,438,778
                                                             ================            ================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Nine Months Ended                  Three Months Ended
                                                     September 30,                       September 30,
                                                2002             2001                2002              2001
                                            ------------     ------------        ------------      -----------
Interest income
     Loans and lease financing              $ 52,648,464     $ 63,294,509        $ 16,665,099     $ 21,059,471
     Investment securities                     2,049,403        3,481,947             698,450        1,418,197
                                            ------------     ------------        ------------     ------------

       Total interest income                  54,697,867       66,776,456          17,363,549       22,477,668
                                            ------------     ------------        ------------     ------------
Interest expense
     Deposits                                  5,868,641        6,045,904           1,907,961        2,140,940
     Short-term borrowings                     5,351,422       12,516,416           1,479,443        3,537,351
     Long-term, other borrowings
       and subordinated debt                  19,160,390       21,868,268           5,706,704        7,418,486
                                            ------------     ------------        ------------     ------------

       Total interest expense                 30,380,453       40,430,588           9,094,108       13,096,777
                                            ------------     ------------        ------------     ------------

       Net interest income                    24,317,414       26,345,868           8,269,441        9,380,891

Provision for loan losses                      1,838,000        2,305,000                   -          805,000
                                            ------------     ------------        ------------     ------------
     Net interest income after
     provision for loan losses                22,479,414       24,040,868           8,269,441        8,575,891
                                            ------------     ------------        ------------     ------------
Non-interest income
     Gain on sale of loans                    15,841,171        4,390,631           1,195,390          863,966
     Loan and deposit servicing
      fees                                     2,704,866        2,391,969             809,367          787,102
     Other                                     7,474,732        6,198,191           2,457,086        1,994,782
                                            ------------     ------------        ------------     ------------

       Total non-interest income              26,020,769       12,980,791           4,479,843        3,645,850
                                            ------------     ------------        ------------     ------------
Non-interest expense
     Compensation and
       employee benefits                      16,098,801       14,842,704           4,863,926        5,097,562
     Contractual services                      4,470,886        3,479,825           1,362,610        1,223,712
     Occupancy and equipment                   3,194,709        3,570,937           1,146,553        1,355,920
     Other                                     5,804,506        5,041,992           1,914,965        2,023,214
                                            ------------     ------------        ------------     ------------

     Total non-interest expense               29,568,902       26,935,458           9,288,054        9,700,408
                                            ------------     ------------        ------------     ------------

Contribution to NCBDC                          1,000,000                -             900,000                -

Net income before income taxes                17,931,281       10,086,201           2,561,230        2,521,333

Provision for income taxes                     1,338,891        1,335,007             560,544          563,470
                                            ------------     ------------        ------------     ------------

Net income                                  $ 16,592,390     $  8,751,194        $  2,000,686     $  1,957,863
                                             ===========     ============        ============     ============
Distribution of net income
     Patronage dividends                    $  6,986,428     $  4,400,552        $    678,805     $  1,820,614
     Retained earnings                         9,605,962        4,350,642           1,321,881          137,249
                                            ------------     ------------        ------------     ------------

                                            $ 16,592,390     $  8,751,194        $  2,000,686     $  1,957,863
                                            ============     ============        ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

For the nine months ended September 30,                                        2002                2001
                                                                           ------------          ------------
Net income                                                                 $ 16,592,390          $  8,751,194

Other comprehensive income, net of tax:
    Net unrealized gains on investment
       securities available for sale                                          2,875,968             1,352,463
                                                                           ------------          ------------

Comprehensive income                                                       $ 19,468,358          $ 10,103,657
                                                                           ============          ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                   (Unaudited)

                                                                                         Accumulated
                                                        Retained         Retained           Other         Total
                                       Common           Earnings         Earnings       Comprehensive    Members'
                                        Stock          Allocated        Unallocated        Income         Equity
                                    -------------     -----------      ------------     -------------  -------------
Balance, December 31, 2001          $ 133,880,773     $ 7,677,591      $ 17,287,555     $ 3,274,029    $ 162,119,948
Net income                                      -               -        16,592,390               -       16,592,390
Cancellation and redemption
   of stock                              (584,554)       (580,235)          972,259               -         (192,530)
2001 patronage dividends
   distributed in stock                 7,097,356      (7,097,356)                -               -                -
Other dividends declared                        -               -          (218,624)              -         (218,624)
2002 patronage dividends
     To be distributed in cash                  -               -        (6,986,428)              -       (6,986,428)
     Retained in form of equity                 -       8,538,968        (8,538,968)              -                -
Unrealized gain on
     investment securities
         available-for-sale                     -               -                 -       2,875,968        2,875,968
                                    -------------     -----------      ------------     -----------    -------------

Balance, September 30, 2002         $ 140,393,575     $ 8,538,968      $ 19,108,184     $ 6,149,997    $ 174,190,724
                                    =============     ===========      ============     ===========    =============

                                                                                         Accumulated
                                                        Retained         Retained           Other           Total
                                       Common           Earnings         Earnings       Comprehensive      Members'
                                        Stock          Allocated        Unallocated        Income           Equity
                                     ------------     -----------       -----------     -------------    ------------
Balance, December 31, 2000           $129,458,463     $ 5,433,641       $16,804,590      $ 1,756,023     $153,452,717
Net income                                     -                -         8,751,194                -        8,751,194
2000 patronage dividends
   distributed in stock                 5,002,291      (5,002,291)                -                -                -
Adjustments to dividends paid                   -               -             4,583                -            4,583
Other dividends declared                        -               -          (138,125)               -         (138,125)
Cancellation of stock                    (603,031)       (431,350)          699,059                -         (335,322)
2001 patronage dividends
     To be distributed in cash                  -               -        (3,854,305)               -       (3,854,305)
     Retained in form of equity                 -       4,710,818        (4,710,818)               -                -
Unrealized gain on
     investment securities
         available-for-sale                     -               -                 -        1,352,463        1,352,463
                                     ------------     -----------       -----------      -----------     ------------

Balance, September 30, 2001          $133,857,723     $ 4,710,818       $17,556,178      $ 3,108,486     $159,233,205
                                     ============     ===========       ===========      ===========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the nine months ended September 30,                              2002                        2001
                                                                -------------                -------------
Cash flows from operating activities
Net income                                                      $  16,592,390                $   8,751,194
Adjustments to reconcile net income to
   net cash used in operating activities
     Provision for loan losses                                      1,838,000                    2,305,000
     Depreciation and amortization                                 13,669,088                    5,068,506
     Gain on sale of loans                                        (15,841,171)                  (4,390,630)
     Loans originated for sale                                   (490,741,100)                (314,166,953)
     Proceeds from sale of loans held
      for sale                                                    440,585,204                  325,515,086
     Decrease in other assets                                      (2,294,297)                 (10,782,638)
     Increase (decrease) in other liabilities                       2,795,533                  (19,527,517)
                                                                -------------                -------------

Net cash used in operating activities                             (33,396,353)                  (7,227,952)
                                                                -------------                -------------

Cash flows from investing activities
     Decrease (increase) in restricted cash                        10,835,664                  (13,997,900)
     Purchase of investment securities
       Available-for-sale                                         (13,640,835)                 (11,626,899)
     Proceeds from maturities of investment
      securities
       Available-for-sale                                          13,000,078                    9,298,592
       Held-to-maturity                                                69,255                            -
     Net decrease in loans and leases                              28,708,916                      857,726
     Proceeds from sale of portfolio loans                          5,437,872                            -
     Purchases of premises and equipment                           (1,959,161)                    (564,576)
                                                                -------------                -------------

Net cash provided by (used) in investing activities                42,451,789                  (16,033,057)
                                                                -------------                -------------

Cash flows from financing activities
     Net increase in deposits                                      56,014,097                   44,690,018
     Net increase in short-term borrowings                          6,763,000                   23,636,567
     Proceeds from issuance of long-term debt                               -                   50,057,169
     Repayment on long term debt                                  (70,000,000)                 (60,833,333)
     Patronage dividends paid                                      (5,681,654)                  (3,783,023)
     Dividends paid                                                  (218,624)                    (138,125)
                                                                -------------                -------------
Net cash (used in) provided by
   financing activities                                           (13,123,181)                  53,629,273
                                                                -------------                -------------

(Decrease) increase in cash and cash equivalents                   (4,067,745)                  30,368,264

Cash and cash equivalents, beginning
     of year                                                       67,736,253                   36,494,978
                                                                -------------                -------------

Cash and cash equivalents, end of period                        $  63,668,508                $  66,863,242
                                                                =============                =============

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental schedule of investing and financing activities:

For the nine months ended September 30,                     2002                 2001
                                                         -----------         -----------
Unrealized gain on investment securities
 available-for-sale                                      $ 2,875,968         $ 1,352,463

Interest paid                                            $29,021,425         $40,583,430

Income taxes paid                                        $ 1,376,172         $   638,960

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1.   Basis of Presentation

     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for all of 2002. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

2.   Critical Accounting Policies and Estimates

Allowance for Loan Losses

     NCB maintains an allowance for loan losses, which is intended to be adequate to absorb known and inherent losses in the loans and lease portfolio. The allowance is reduced by actual loan losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered by management as adequate.

     At September 30, 2002, this reserve totaled $16.7 million, or 2.1% of the loans and lease portfolio. Subject to the disclosure in the following paragraph, NCB believes this reserve is adequate to absorb losses inherent in the portfolio and bases its evaluation primarily on an ongoing review of large credit relationships within the portfolio and our historical experience with smaller, homogeneous credits. NCB believes that it complies in all material respects with the requirements of SEC Staff Accounting Bulletin No. 102 ("Selected Loan Loss Allowance Methodology and Documentation Issues").

     Credit losses are, however, inherent in our business and, while NCB believes its credit monitoring procedures are adequate, it is possible there may be unidentified losses in the loan portfolio at September 30, 2002 that may become apparent at a future date. The establishment of an allowance for loan losses for problem credits that are currently unidentified or unanticipated would negatively impact future earnings. A charge, if any is needed, would generally be recorded in the segment in which the loan is recorded.

3.   Cash, Cash Equivalents and Investment Securities

     As of September 30, 2002, NCB's portfolios of cash, cash equivalents and investment securities had an average adjusted maturity of approximately 472 days with interest rates in those portfolios varying from 1.930% to 8.125%.

                                             Cash and             Investments             Investments
                                               Cash                Available-              Held-to-
                                           Equivalents             For-Sale                Maturity
                                           ------------           -----------             -----------
     Cash                                  $ 32,682,216           $         -             $         -
     Federal funds                            2,753,230                     -                       -
     Money market securities                 28,233,062                     -
     Private debt security                            -                     -                 723,624
     Mutual funds                                     -             2,095,382                       -
     Mortgage-backed
       securities                                     -                     -               2,867,907
     Corporate bonds                                  -             2,114,322                       -
     U.S. Treasury and Agency
       obligations                                    -            24,667,849                       -
     Interest-only receivables                        -            16,909,398                       -
                                           ------------           -----------             -----------

                                           $ 63,668,508           $45,786,951             $ 3,591,531
                                           ============           ===========             ===========

          As of December 31, 2001, NCB's portfolios of cash, cash equivalents and investment securities were composed of the following:

                                                Cash and                Investments            Investments
                                                  Cash                  Available-               Held-to-
                                               Equivalents               For-Sale                Maturity
                                               -----------              -----------            -----------
     Cash                                      $15,754,791              $         -            $         -
     Federal funds                              43,033,299                        -                      -
     Money market securities                     8,948,163                        -                      -
     Private debt security                               -                        -                792,878
     Mutual funds                                        -                2,529,625                      -
     Mortgage-backed
      securities                                         -                        -              2,827,541
     Corporate bonds                                     -                2,743,138                      -
     U.S. Treasury and Agency
       obligations                                       -               22,789,262                      -
     Interest-only receivables                           -               18,273,425                      -
                                               -----------              -----------            -----------

                                               $67,736,253              $46,335,450            $ 3,620,419
                                               ===========              ===========            ===========

     At September 30, 2002 and December 31, 2001, the investments in the available-for-sale portfolio were recorded at fair value.

Restricted cash of $3.0 million and $3.8 million at September 30, 2002 and December 31, 2001, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. At September 30, 2002 and December 31, 2001, the combined remaining balance of 1992 and 1993 loans totaled $7.1 million and $30.4 million, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decrease. The loans sold have original maturities of ten to fifteen years.

     During September 2002 the remaining restricted cash balance of $6.1 million was released to NCB as the original MBIA Loan Purchase program was effectively closed as NCB repurchased the remaining loans sold to MBIA under the terms of a Loan Purchase and Sale Agreement dated (February 1, 1995 as amended).

     Finally, restricted cash of $4.1 million as of September 30, 2002 and December 31, 2001 is held for the benefit of Rabobank International under the terms of the Loan Purchase and Sale Agreement, dated June 20, 2001, for the current Loan Purchase Program. The restricted cash is in the form of an Equity Reserve Account maintained at Allfirst Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

4.   Loans and Lease Financing

     Loans and leases outstanding by category, including loans held for sale, were as follows:

                                               September 30,    December 31,
                                                   2002            2001
                                              --------------   --------------
Commercial loans
    Portfolio                                 $  419,621,382   $  466,025,616
    Loans held for sale                           10,489,167       14,236,011
Real estate loans
    Residential                                  292,667,323      268,881,408
    Loans held for sale                          242,338,121      162,304,922
    Commercial                                     4,297,826        4,490,320
Lease financing                                   64,584,261       82,553,501
                                              --------------   --------------
                                              $1,033,998,080   $  998,491,778
                                              ==============   ==============

5.   Impaired Assets

     Impaired loans, representing non-accrual loans at September 30, 2002 and December 31, 2001, totaled $7.7 million and $5.7 million, respectively, and averaged $8.0 million and $3.3 million, respectively. Specific allowances of $0.3 million and $0.5 million were established at September 30, 2002 and December 31, 2001, respectively. During 2002 and 2001, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At September 30, 2002 and December 31, 2001, there were commitments of $10.3 million and $0, respectively, to lend additional funds to borrowers whose loans are impaired.

     At September 30, 2002 and December 31, 2001, there was no real estate owned property.

6.   Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30:

                                                 2002            2001
                                             ------------    ------------
      Balance at January 1                   $ 22,239,903    $ 21,260,284
      Provision for loan losses                 1,838,000       2,305,000
      Charge-offs                              (6,003,528)     (1,786,281)
      Reclassified to reserve for unfunded
       commitments and lines of credit         (1,668,115)              -
      Recoveries of loans previously
       charged-off                                326,943       1,198,611
                                             ------------    ------------

      Balance at September 30                $ 16,733,203    $ 22,977,614
                                             ============    ============

     The allowance for loan losses as a percentage of average loans and lease financing, excluding loans held for sale, as of September 30, 2002 and December 31, 2001 was 2.1% and 2.5%, respectively. The allowance during the period was impacted by loans charged-off of $6.0 million, recoveries of loans previously charged-off of $0.3 million and the provision of $1.8 million. The $6.0 million of loans charged-off includes $1.9 million from one borrower, which was charged-off in September. In addition, $1.7 million in reserves was reclassified in the second quarter to a separate reserve for contingent liabilities to cover exposures on unused lines of credit and letters of credit.

7.   Segment Reporting

     NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, NCB, FSB (NCBSB) and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The NCBSB segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

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

     The following is the segment reporting for the nine months ended September 30, 2002 and 2001 (dollars in thousands):

        2002                     Commercial   Real Estate   Warehouse                                  NCB
                                  Lending       Lending      Lending      NCBSB        Other      Consolidated
Net interest income
  Interest income                $   25,412   $   10,030   $    8,794   $    8,621   $    1,841    $   54,698
  Interest expense                   13,581        4,296        4,285        5,869        2,350        30,381
                                 ----------   ----------   ----------   ----------   ----------    ----------
Net interest income                  11,831        5,734        4,509        2,752         (509)       24,317

Provision for loan losses               750          591            -          497            -         1,838

Non-interest income-external          5,244        2,320       16,349        3,558       (1,450)       26,021

Non-interest expense
  Direct expense                      6,330        3,901        2,496        2,048       10,340        25,115
  Overhead and support                1,176        1,083          325        1,870            -         4,454
                                 ----------   ----------   ----------   ----------   ----------    ----------
Total non-interest expense            7,506        4,984        2,821        3,918       10,340        29,569
                                 ----------   ----------   ----------   ----------   ----------    ----------

Contribution to NCBDC                     -            -            -            -        1,000         1,000
Net income (loss) before taxes   $    8,819   $    2,479   $   18,037   $    1,895   $  (13,299)   $   17,931
                                 ==========   ==========   ==========   ==========   ==========    ==========

Total average assets             $  517,402   $  198,817   $  195,179   $  184,928   $   95,164    $1,191,490
                                 ==========   ==========   ==========   ==========   ==========    ==========

        2001                   Commercial    Real Estate    Warehouse                                  NCB
                                Lending        Lending       Lending      NCBSB         Other     Consolidated
Net interest income
  Interest income              $   37,390    $   11,276    $    6,650   $    9,411   $    2,050    $   66,777
  Interest expense                 23,576         7,127         4,421        6,051         (744)       40,431
                               ----------    ----------    ----------   ----------   ----------    ----------
Net interest income                13,814         4,149         2,229        3,360        2,794        26,346

Provision for loan losses           1,125         1,125             -           55            -         2,305

Non-interest income-external        4,054         4,423         2,666        1,678          159        12,981

Non-interest expense
  Direct expense                    8,016         3,413         2,080        2,040        8,129        23,678
  Overhead and support              1,231           810           210        1,006            -         3,257
                               ----------    ----------    ----------   ----------   ----------    ----------
Total non-interest expense          9,247         4,223         2,290        3,046        8,129        26,935
                               ----------    ----------    ----------   ----------   ----------    ----------

Net income (loss) before taxes $    7,496    $    3,224    $    2,605   $    1,937   $   (5,176)   $   10,086
                               ==========    ==========    ==========   ==========   ==========    ==========

Total average assets           $  618,736    $  170,081    $   95,561   $  161,666   $   99,322    $1,145,366
                               ==========    ==========    ==========   ==========   ==========    ==========

     The following is the segment reporting for the three months ended September 30, 2002 and 2001 (dollars in thousands):

        2002                   Commercial    Real Estate    Warehouse                                  NCB
                                Lending        Lending       Lending      NCBSB         Other     Consolidated
Net interest income
  Interest income              $    8,486   $    1,713    $    3,984   $    2,524    $      655    $   17,363
  Interest expense                  4,630        1,310         1,998        1,908          (752)        9,094
                               ----------   ----------    ----------   ----------    ----------    ----------
Net interest income                 3,856          403         1,986          616         1,408         8,269

Provision for loan losses               -            -             -            -             -             -

Non-interest income-external        2,217         (224)        3,974         1043        (2,530)        4,480

Non-interest expense
  Direct expense                    2,009          711           476          727         3,819         7,742
  Overhead and support                286          102            74        1,084             -         1,546
                               ----------   ----------    ----------   ----------    ----------    ----------
Total non-interest expense          2,295          813           550        1,811         3,819         9,288
                               ----------   ----------    ----------   ----------    ----------    ----------

Contribution to NCBDC                   -            -             -            -           900           900
Net income (loss) before taxes $    3,778   $     (634)   $    5,410   $     (152)   $   (5,842)   $    2,561
                               ==========   ==========    ==========   ==========    ==========    ==========

Total average assets           $  499,081   $  214,120    $  185,354   $  170,761    $  105,919    $1,175,235
                               ==========   ==========    ==========   ==========    ==========    ==========

        2001                   Commercial   Real Estate    Warehouse                                  NCB
                                Lending       Lending       Lending      NCBSB        Other      Consolidated
Net interest income
  Interest income              $   12,019   $    3,694    $    2,680    $    3,306   $      779    $   22,478
  Interest expense                  6,942        2,076         1,900         2,142           37        13,097
                               ----------   ----------    ----------    ----------   ----------    ----------
Net interest income                 5,077        1,618           780         1,164          742         9,381

Provision for loan losses             375          375             -            55            -           805

Non-interest income-external          702        1,502           (52)          795          699         3,646

Non-interest expense
  Direct expense                    2,225        1,226           913           730        3,371         8,465
  Overhead and support                410          282            73           471            -         1,236
                               ----------   ----------    ----------    ----------   ----------    ----------
Total non-interest expense          2,635        1,508           986         1,201        3,371         9,701
                               ----------   ----------    ----------    ----------   ----------    ----------

Net income (loss) before taxes $    2,769   $    1,237    $     (258)   $      703   $   (1,930)   $    2,521
                               ==========   ==========    ==========    ==========   ==========    ==========

Total average assets           $  617,641   $  137,050    $  125,176    $  168,784   $  125,159    $1,173,810
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

     NCB uses interest rate swaps and futures contracts to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate swaps and futures contracts are accounted for as derivatives and therefore recorded at fair value through income. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan.

     NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owner owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the all of its counterparties.

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

     Results related to the hedging of warehouse loans are summarized below and included in the caption entitled "Gain On Sale of Loans" in the accompanying consolidated statements of income (in thousands):

                                                        Nine months             Three months
                                                     Ended September 30,     Ended September 30,
                                                    ---------------------   ---------------------
                                                      2002         2001       2002         2001
                                                    ---------    --------   ---------    --------
Unrealized gain (loss) on designated
  derivatives recognized                            $ (17,403)   $ (3,669)  $ (13,638)   $  3,850
Increase (decrease) in value of warehouse loans        17,287       3,489      13,489      (3,746)
                                                    ---------    --------   ---------    --------
  Net hedge ineffectiveness                              (116)       (180)       (149)       (104)

Unrealized gain on undesignated loan
  commitments recognized                            $   4,290    $    773   $   1,501    $    837
Loss on undesignated derivatives recognized            (4,261)       (723)     (2,101)       (800)
                                                    ---------    --------   ---------    --------
  Net gain (loss) on undesignated derivatives              29          50        (600)         37

Unrealized loss on non-hedging derivatives               (466)       (830)       (337)       (503)
                                                    ---------    --------   ---------    --------

      Net SFAS 133 adjustment                       $    (553)   $   (960)  $  (1,086)   $   (570)
                                                    =========    ========   =========    ========

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $11.9 million at September 30, 2002 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements where the counterparty owes NCB and a repatyment risk exists. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

The contract or notional amounts and the respective estimated fair value of NCB's financial futures contracts and interest rate swaps at September 30, 2002 and 2001 are as follows (dollars in thousands):

                                                     Contract or           Estimated
                                                   Notional Amounts        Fair Value
                                               ---------------------   --------------------
                                                  2002       2001        2002        2001
                                               ---------   ---------   --------    --------
Financial instruments whose
contract amounts exceed
the amount of credit risk
  Financial futures contracts                  $  38,700   $  22,000   $ (1,413)   $   (475)
  Interest rate swap agreements                $ 328,210   $ 173,805   $ (6,203)   $  2,884

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

     The Letter of Credit maintained under the Agreement (as subsequently amended) was approximately $12.4 million as of September 30, 2002 and December 31, 2001. The unpaid principal balance of the loans covered by the Agreement was $294.5 million as of September 30, 2002 compared with $298.2 million as of December 31, 2001. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

10.  New Accounting Standards

     SFAS No. 142, Goodwill and Other Tangible Assets, eliminates amortization of goodwill associated with business combinations completed after September 30, 2001. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized. During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002 goodwill amortization expense ceased and goodwill will be assessed for impairment at least annually at the reporting unit level by applying a fair-value-based test. Adoption of SFAS No. 142 did not have a material effect on the financial statements and our analysis indicated that goodwill was not impaired.

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

SUMMARY

     NCB's net income for the nine months ended September 30, 2002 was $16.6 million. This was a $7.8 million increase compared with $8.8 million for the nine months ended September 30, 2001. The variance resulted from an increase in gain on sale of loans and an increase in net excess yield income (included in other non-interest income) of $11.5 million and $1.6 million, respectively. The variance was partially offset by a $2.0 decrease in net interest income, and an increase in non-interest expense of $2.6 million and a $1 million increase in accrued contributions to affiliate NCB Development Corporation.

     NCB makes tax deductible, voluntary contributions to NCB Development Corporation (NCBDC). These contributions are discretionary and are based upon the approval of NCB's Board of Directors. There was not contribution to NCBDC in 2001 while in 2002 a $1 million contribution was made to fund certain business activities.

     Total assets were $1.19 billion at September 30, 2002, an increase of $28.0 million from $1.17 billion at December 31, 2001. This resulted primarily from an increase in loans held for sale.

     The annualized return on average total assets was 1.9% for the first nine months of 2002 compared with 1.0% for the same period in 2001. The annualized return on average equity for the period ended September 30, 2002 and 2001 was 13.13% and 7.20%, respectively.

NET INTEREST INCOME

     Net interest income for the first nine months of 2002 was $24.3 million, a decrease of 7.7% or $2.0 million compared with $26.3 million over the same period a year ago, as net margin declined from 3.08% in 2001 to 2.86% in 2002.

     For the nine months ended September 30, 2002, interest income decreased 18.1% or $12.1 million to $54.7 million from $66.8 million in the prior year's period. The majority of the decrease was due to the lower yields on the loans and lease portfolios.

     Interest expense decreased 24.9% or $10.0 million to $30.4 million for the nine months ended September 30, 2002 compared with $40.4 million for the nine months ended September 30, 2001. The variance is a result of decreasing interest rates for short-term facilities, such as deposits, short-term debt and revolving lines. Interest expense related to deposits, revolving lines, commercial paper, and short-term borrowings decreased $7.3 million from 2001, and interest expense on long-term borrowings decreased $2.7 million from 2001.

     For the three month period ended September 30, 2002, net interest income was $8.3 million, a decrease of 11.8% or $1.1 million from $9.4 million for the same period in 2001.

     Interest income decreased 22.8% or $5.1 million to $17.4 million for the three months ended September 30, 2002 compared with $22.5 million for the same period ended September 30, 2001. The decrease in interest income was due to lower yields on the loans and lease portfolios.

     For the three month period ended September 30, 2002, interest expense decreased 30.6% or $4.0 million to $9.1 million compared with $13.1 million for the three month period ended September 30, 2001 due to lower short-term interest rates and increased funding from deposits.

     For the three months ended September 30, 2002, the average rate on interest earning assets was down 148 basis points to 6.20% from 7.68% for the same period ended September 30, 2001. The average rate on interest bearing liabilities, for the quarter ended September 30, 2002, was down 157 basis points to 3.82% from 5.39% for the period ended September 30, 2001.

NON-INTEREST INCOME

     Non-interest income for the nine months ended September 30, 2002 of $26.0 million increased 100.5% or $13.0 million from $13.0 million for the same period last year. Non-interest income is composed of gains from sales of blanket mortgages and share loans to secondary market investors, servicing fees, net origination fees on loans sold, excess yield income, management fees and advisory and debt placement fees. The majority of the increase resulted from gains on loans sold.

     For the nine months ended September 30, 2002, gain on sale of loans was $15.8 million, an increase of 260.8% from $4.4 million for the same period last year. The increase resulted from the timing and volume of loans sold. Total loans sold were $440.3 million and $321.2 million for the periods ended September 30, 2002 and 2001, respectively.

     NCB had losses as a result of SFAS 133 (Accounting for Derivative Instruments & Hedging Activities) of $1.3 million for the third quarter of 2002 and year to date losses of $0.9 million. We expect that a substantial portion of the third quarter loss will essentially be recovered in the fourth quarter upon the sale of loans that are currently out of correlation with their respective hedges.

     Servicing fee income for the nine months ended September 30, 2002 increased 13.1% or $0.3 million to $2.7 million compared to $2.4 million in the prior year. NCB serviced single and multi-family real estate and commercial loans for investors in the amounts of $2.8 billion and $2.5 billion as of September 30, 2002 and 2001, respectively.

     Other non-interest income for the nine months ended September 30, 2002 increased 20.6% or $1.3 million to $7.5 million compared to $6.2 million for the prior year. The increase resulted primarily from higher excess yield income on retained interests in sold loans.

     Non-interest income for the three months ended September 30, 2002 of $4.5 million increased 22.9% or $0.9 million from $3.6 million for the same period last year. The increase is attributed primarily to $1.2 million higher gains on loans sold offset by a $0.9 million higher loss as a result of SFAS 133 (included in gain on sale of loans). In addition, loan fees related to commercial and real estate loans were higher by $0.5 million due to higher loan origination volume.

NON-INTEREST EXPENSE

     Non-interest expense for the nine months ended September 30, 2002 increased 9.8% or $2.6 million to $29.6 million compared with $26.9 million for the nine months ended September 30, 2001. Compensation and employee benefits, which remains the single largest component of non-interest expense, increased 8.5% or $1.3 million from the prior period. The increase is attributable to an increase in staff (from 218 at September 30, 2001 to 244 at September 30, 2002), primarily in volume-related operating groups, as well as normal salary adjustments. Compensation and employee benefits accounted for 54.4% and 55.1% of non-interest expense for the nine months ended September 30, 2002 and 2001, respectively. Contractual services increased 28.5% or $0.1 million to $4.5 million at September 30, 2002 from $3.5 million at the same period a year ago.

     Non-interest expense as a percentage of average assets increased to 3.3% on an annualized basis for the nine months ended September 30, 2002 compared with 3.1% for the same period a year ago.

     Non-interest expense for the three months ended September 30, 2002 of $9.3 million decreased 4.3% or $0.4 million from $9.7 million for the same period last year due primarily to lower occupancy and equipment costs.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                             Nine Months Ended September 30,
                                                          2002                                 2001
                                            --------------------------------------------------------------------
                                              Average      Income/    Yields/    Average      Income/    Yields/
                                              Balance     Expenses    Rates      Balance     Expenses    Rates
                                            -----------   --------    -------  -----------   ---------   -------
ASSETS
Interest earning assets
  Real estate loans                         $   495,425   $ 26,247     7.06%   $   427,309   $  25,431   7.94%
  Commercial loans
    and leases                                  517,402     26,401     6.80%       618,736      37,864   8.16%
                                            -----------   --------             -----------   ---------
  Total loans and
    leases                                    1,012,827     52,648     6.93%     1,046,045      63,295   8.07%
  Investment securities
    and cash equivalents                        120,374      2,049     2.27%        95,532       3,482   4.86%
                                            -----------   --------             -----------   ---------
   Total interest earning
     assets                                   1,133,201     54,698     6.44%     1,141,577      66,777   7.80%
                                            -----------   --------             -----------   ---------
Allowance for loan
  losses                                        (20,678)                           (21,972)
Non-interest earning assets
  Cash                                           47,848                              3,317
  Other assets                                   31,119                             22,445
                                            -----------                        -----------
  Total non-interest
    earning assets                               78,967                             25,762
                                            -----------                        -----------

  Total assets                              $ 1,191,490                        $ 1,145,367
                                            ===========                        ===========

LIABILITIES AND MEMBERS'
EQUITY
Interest bearing liabilities
  Subordinated debt                         $   186,356   $  6,287     4.50%   $   182,101   $   7,441   5.45%
  Notes payable                                 534,914     18,225     4.54%       605,156      26,944   5.94%
  Deposits                                      258,593      5,869     3.03%       160,829       6,046   5.01%
                                            -----------   --------             -----------   ---------
  Total interest bearing
    liabilities                                 979,863     30,381     4.13%       948,086      40,431   5.69%
                                                          --------                           ---------
Other liabilities                                43,176                             39,733
Members' equity                                 168,451                            157,548
                                            -----------                        -----------
 Total liabilities and
   members' equity                          $ 1,191,490                        $ 1,145,367
                                            ===========                        ===========

Net interest earning assets                 $   153,338                        $   193,491

Net interest revenues and spread                          $ 24,317     2.31%                 $  26,346   2.11%

Net yield on interest earning assets                                   2.86%                             3.08%

Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                             Three Months Ended September 30,
                                                          2002                                 2001
                                            --------------------------------------------------------------------

                                              Average      Income/    Yields/    Average      Income/    Yields/
                                              Balance     Expenses    Rates      Balance     Expenses    Rates
                                            -----------   --------    -------  -----------   ---------   -------
ASSETS
Interest earning assets
  Real estate loans                         $   494,653      8,192     6.62%   $   431,010       8,728   8.10%
  Commercial loans
    and leases                                  499,081      8,473     6.79%       617,641      12,332   7.99%
                                            -----------   --------             -----------   ---------
  Total loans and
    leases                                      993,734     16,665     6.71%     1,048,651      21,060   8.03%
  Investment securities
    and cash equivalents                        126,626        698     2.21%       122,306       1,418   4.64%
                                            -----------   --------             -----------   ---------
   Total interest earning
     assets                                   1,120,360     17,363     6.20%     1,170,957      22,478   7.68%
                                            -----------   --------             -----------   ---------
Allowance for loan
  losses                                        (18,109)                           (22,402)
Non-interest earning assets
  Cash                                           48,320                              4,872
  Other assets                                   24,664                             20,383
                                            -----------                        -----------
  Total non-interest
    earning assets                               72,984                             25,255
                                            -----------                        -----------

  Total assets                              $ 1,175,235                        $ 1,173,810
                                            ===========                        ===========

LIABILITIES AND MEMBERS'
  EQUITY

Interest bearing liabilities
  Subordinated debt                         $   186,945      2,113     4.52%   $   182,045       2,376   5.22%
  Notes payable                                 491,806      5,073     4.13%       607,773       8,580   5.65%
  Deposits                                      272,768      1,908     2.80%       182,491       2,141   4.69%
                                            -----------   --------             -----------   ---------
  Total interest bearing
    liabilities                                 951,479      9,094     3.82%       972,309      13,097   5.39%
                                                          --------                           ---------
Other liabilities                                49,910                             42,276
Members' equity                                 173,846                            159,225
                                            -----------                        -----------
  Total liabilities and
    members' equity                         $ 1,175,235                        $ 1,173,810
                                            ===========                        ===========

Net interest earning assets                 $   168,881                        $   198,648

Net interest revenues and spread                          $  8,269     2.38%                  $  9,381   2.29%

Net yield on interest
  earning assets                                                       2.95%                             3.20%

Table 2
Changes in Net Interest Income
(dollars in thousands)

For the nine months ended September 30, 2002 compared to 2001:

                            Increase (decrease) due to change in:
                           --------------------------------------
                               Average    Average
                               Volume*     Yield        Net**
                              --------    --------    --------
Interest income

Cash equivalents and
  investment securities       $    747    $ (2,180)   $ (1,433)
Commercial loans and leases     (5,690)     (5,772)    (11,462)
Real estate loans                3,790      (2,974)        816
                              --------    --------    --------

  Total interest income         (1,153)    (10,926)    (12,079)
                              --------    --------    --------
Interest expense

Deposits                         2,794      (2,971)       (177)
Notes payable                   (2,884)     (5,835)     (8,719)
Subordinated debt                  170      (1,324)     (1,154)
                              --------    --------    --------

  Total interest expense            79     (10,130)    (10,050)
                              --------    --------    --------

Net interest income           $ (1,233)   $   (795)   $ (2,028)
                              ========    ========    ========

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)

For the three months ended September 30, 2002 compared to 2001:

                            Increase (decrease) due to change in:
                           --------------------------------------
                               Average    Average
                               Volume*     Yield       Net**
                              --------    --------    --------
Interest income

Cash equivalents and
  investment securities       $    57     $    768   $    (720)
Commercial loans and leases    (2,168)      (1,691)     (3,859)
Real estate loans               1,184       (1,719)       (535)
                              -------     --------    --------

  Total interest income          (936)      (4,178)     (5,114)
                              -------     --------    --------
Interest expense

Deposits                          828       (1,061)       (233)
Notes payable                  (1,455)      (2,052)     (3,506)
Subordinated debt                  63         (326)       (263)
                              -------     --------    --------

  Total interest expense         (564)      (3,439)     (4,002)
                              -------     --------    --------

Net interest income           $  (372)    $   (739)   $ (1,112)
                              =======     ========    ========

* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

PROVISION FOR INCOME TAXES

     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB(NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.3 million for the nine months ended September 30, 2002 and 2001.

CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES

     Cash, cash equivalents and investment securities (including restricted cash) totaling $120.1 million at September 30, 2002 decreased $15.5 million or 11.4% from $135.6 million at year-end 2001 primarily due to funding of loans. As a percentage of earning assets, cash, cash equivalents and investment securities decreased to 10.4% at September 30, 2002 from 11.9% at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses at September 30, 2002 was $16.7 million, down by 24.8% from $22.2 million at December 31, 2001. The allowance during the period was impacted by loans charged-off of $6.0 million, recoveries of loans previously charged-off of $0.3 million and the provision of $1.8 million. The $6.0 million of loans charged-off includes $1.9 million from one borrower, which was charged-off in September. In addition, $1.7 million in reserves was reclassified in the second quarter to a separate reserve for contingent liabilities to cover exposures on unused lines of credit and letters of credit. NCB's annualized provision for loan losses as a percentage of average loans and leases outstanding was 0.31% for the nine months ended September 30, 2002 and 0.30% for the nine months ended September 30, 2001.

     The allowance for loan losses as a percentage of average loans and lease financing, excluding loans held for sale, was 2.1% at September 30, 2002 and 2.5% at December 31, 2001. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

     Total impaired assets (non-accruing loans and real estate owned) increased 35.1% from $5.7 million at December 31, 2001 to $7.7 million at September 30, 2002. Impaired assets as a percentage of loans and leases outstanding, excluding loans held for sale, was 0.98% at September 30, 2002 compared with 0.69% at year-end 2001. The allowance for loan losses as a percentage of impaired assets decreased to 217% at September 30, 2002 from 391% at December 31, 2001.

INTEREST BEARING LIABILITIES

Interest bearing liabilities
(dollars in thousands)

                     9/30/02    12/31/01    % Change
                    ---------   ---------   --------
Deposits            $ 278,904   $ 222,890      25.1%
Short-term debt       262,983     256,554       2.5%
Long-term debt        230,690     296,941     (22.3%)
Subordinated debt     188,052     186,452       0.9%
                    ---------   ---------
   Total            $ 960,629   $ 962,837       (.2%)
                    =========   =========

     Interest bearing liabilities decreased $2.2 million to $960.6 million at September 30, 2002 from $962.8 million at December 31, 2001.

     For the first nine months of 2002, deposits at NCB, FSB (NCBSB) increased 25.1% to $278.9 million compared with $222.9 million at December 31, 2001. The growth was due to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 9.5 months at September 30, 2002 compared with 9.9 months at December 31, 2001. Deposits are a major portion of interest bearing liabilities representing 29.0% and 23.1% as of September 30, 2002 and December 31, 2001, respectively.

     At September 30, 2002, total short-term and long-term borrowings (including subordinated debt) decreased 7.9% or $58.2 million to $681.7 million in comparison to December 31, 2001 of $739.9 million. NCBSB had advances of $29.8 million and $0 from the Federal Home Loan Bank at September 30, 2002, and December 31, 2001, respectively. At September 30, 2002, included in the short-term borrowings were revolving lines of credit of $44.5 million; commercial paper with a face value of $144.2 million and $45.4 million in borrowings from cooperative customers. At December 31, 2001, included in the short-term borrowing were revolving lines of credit of $50.5 million; commercial paper with face value of $190.6 million and $16.1 million in borrowings from a related entity and cooperative customers. Long-term debt decreased 22.3% from year-end 2001 due to the maturity of $70.0 million long-term facilities. At September 30, 2002, there was unused capacity under short-term and long-term facilities of approximately $133.4 million and $231.0 million, respectively. At December 31, 2001, unused capacity under the short-term and long-term facilities was $90.3 million and $231.0 million, respectively.

TABLE 3
Impaired assets
(dollars in thousands)

                    September 30,     June 30,   March 31,   December 31,   September 30,
                        2002           2002        2002         2001            2001
                    -------------    ---------   ---------   ------------   -------------
Real estate owned   $           0    $       0   $     557   $          0   $           0

Non-accruing                7,694       10,930       7,210          5,694           3,487
                    -------------   ----------   ---------   ------------   -------------

                    $       7,694   $   10,930       7,767          5,694   $       3,487
                    =============   ==========   =========   ============   =============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 2001 to September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Within the 90-day period prior to the date of this report, the Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company's reports under the Exchange Act.

(b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect those internal controls subsequent to the date the Company's management carried out its evaluation.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of business we are involved in various types of litigation and disputes which may lead to litigation. The Company has determined that pending or legal proceedings and unasserted claims of which the Company's aware will not have a material impact on its financial condition or future operations.

NCB has filed a complaint against another financial institution for breach of its obligations to NCB under a Participation Certificate dated March 6, 2000. Under this agreement NCB purchased a $5 million participation in a loan made by the financial institution.

Item 2. EXIBITS

(a). The following exhibits are filed as part of this report.

      Exhibit 99 - Additional exhibits

            99.1 - Certification Statement of Chief Executive Officer of the National Cooperative Bank pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

            99.2 - Certification Statement of Chief Financial Officer of the National Cooperative Bank pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK

Date: November 14, 2002

                                By: /s/     RICHARD L. REED,
                                            -----------------------
                                            Richard L. Reed,
                                            Managing Director,
                                            Chief Financial Officer


                                By: /s/     E. MICHAEL RAMBERG
                                            -----------------------
                                            E. Michael Ramberg
                                            Vice President,
                                            Corporate Controller

                                 CERTIFICATIONS

     I, Charles E. Snyder, Chief Executive Officer of National Consumer Cooperative Bank, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Consumer Cooperative Bank (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ CHARLES E. SNYDER
Charles E. Snyder
Chief Executive Officer

     I, Richard L. Reed, Chief Financial Officer of National Consumer Cooperative Bank, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Consumer Cooperative Bank (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ RICHARD L. REED
Richard L. Reed
Chief Financial Officer