Form 10-K
period 2002-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2003-03-31
CIK 356801

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2002 Commission file number 2-99779

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / NO /X/.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the place at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: the registrant's voting and non-voting common equity is not traded on any market.

                         (Cover Continued on Next Page)

                                (Cover Continued)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Outstanding at December 31, 2002
Class C
(Common stock, $100.00 par value)                           223,062

Class B
(Common stock, $100.00 par value)                         1,179,694

Class D
(Common stock, $100.00 par value)                                 3

Documents incorporated by reference: None

INDEX

                                     PART I

Item 1   Business..............................................................1

Item 2   Properties...........................................................11

Item 3   Legal Proceedings....................................................11

Item 4   Submission of Matters to a Vote of Security Holders..................12

                                     PART II

Item 5   Market for the Registrant's Common Equity and Related
            Stockholder Matters...............................................12

Item 6   Selected Financial Data..............................................13

Item 7   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................14

Item 7A  Quantitative and Qualitative Disclosures about
            Market Risk.......................................................33

Item 8   Financial Statements and Supplementary Data..........................44

Item 9   Changes in and Disagreements with Accountants,
            on Accounting and Financial Disclosure............................87

                                    PART III

Item 10  Directors and Executive Officers of the Registrant...................87

Item 11  Executive Compensation...............................................97

Item 12  Security Ownership of Certain
            Beneficial Owners and Management..................................98

Item 13  Certain Relationships and Related Transactions.......................99

Item 14  Controls and Procedures.............................................106

                                    PART IV

Item 15  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K..........................................106

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

     NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing services which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to the NCBDC.

     The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the "Act Amendments") to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the "Final Government Equity Redemption Date"). Since the Final Government Equity Redemption Date, NCB's capital stock, except for three shares of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1725 Eye Street, N.W., Washington, D.C. 20006. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB 1, Inc., EOS Financial Group, Inc., previously named NCB Financial Advisors, Inc., NCB Funding Corporation, NCB NetPlatform, Inc. and NCB Franchise Services, Inc., also know as FRANDATA, maintain offices in Lewes, Delaware. NCB, FSB, previously named NCB Savings Bank, FSB, maintains its principal office in Ohio and non-retail branches in New York City and Washington, D.C.

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

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

ELIGIBILITY REQUIREMENTS

     Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB under Section 108 of the Act if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition to being eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons, and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.

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

     Management may approve individual credit exposures of up to 75% of the single borrower lending limit which is equal to 15% of NCB's capital (using the definition of capital for national banks as set forth by the Office of the Comptroller of the Currency) without prior approval of the Board. The President may delegate authorities up to this limit to such committees and individual officers, as he may deem appropriate.

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

LOANS BENEFITING LOW-INCOME PERSONS

     Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB's outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a "low-income person," for these purposes, as an individual whose family's income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2002, NCB and NCBDC either directly funded or arranged the funding of over $191.6 million to borrowers meeting the low-income definition.

LOANS FOR RESIDENTIAL PURPOSES

     The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30% of the gross assets of NCB.

     To date, the 30% cap on residential real estate loans has not restricted NCB's ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB's future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 2002, approximately 10.8% of NCB's total assets consisted of loans which qualify under the residential cap.

OPERATIONS OF SUBSIDIARIES

     NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

     NCB Financial Corporation ("NCBFC") is a Delaware chartered, wholly-owned, unitary thrift holding company subsidiary of NCB whose sole subsidiary is NCB, FSB, previously known as NCB Savings Bank, FSB.

     NCB, FSB, previously known as NCB Savings Bank, FSB ("NCB, FSB"), is a federally chartered, federally insured savings bank located in Hillsboro, Ohio, with non-retail branches in New York City and Washington, D.C.

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

     NCB Franchise Services, Inc., also known as FRANDATA, is a Delaware chartered wholly owned subsidiary of NCBNPI that is in the information services business.

     Capital Avenue, Inc., a Delaware chartered wholly-owned subsidiary of NCB is an Internet-based company that marketed products and services to customers through alliances with independent insurance agencies, insurance companies and other insurance entities. NCB is in the process of causing it to be dissolved.

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

TAXES

     The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of Subchapter T of the Internal Revenue Code and the Act, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period, which has reduced NCB's federal income tax liability.

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

AGREEMENT CONCERNING CLASS A NOTES

     Following passage of a technical amendment to the Act, NCB entered into, as of December 21, 1989, a Financing Agreement with the U.S. Treasury to govern the interest rates payable on the Class A notes until their final redemption on October 31, 2020. Pursuant to the Financing Agreement, NCB has issued to the U.S Treasury four replacement Class A notes. As of December 31, 2002, the face amounts and current maturities of the outstanding replacement notes were as follows:

                       Next
      Replacement    Repricing       Face
         Note          Date         Amount         Maturity
     --------------------------------------------------------
          1            1/1/03     $ 53,553,328      3 months
          2           10/1/05     $ 36,854,000     36 months
          3           10/1/05     $ 55,281,000     60 months
          4           10/1/10     $ 36,854,000    120 months

     When each note matures NCB has the right to borrow again from the Treasury the maturing amount under the same terms and conditions. At each maturity date, the interest rate to be paid upon the note for the succeeding period will be calculated by the U.S. Treasury based upon the prevailing interest rates for Treasury obligations of comparable maturities. NCB intends generally to avail itself of this right. Thus, until the final redemption of the Class A notes, NCB would have outstanding to the U.S. Treasury four tranches of Class A notes in the maturities stated above. In November 1994, however, NCB adopted a Capitalization and Patronage Refund Policy (amended in April 2002) that contemplates the probable retirement of $25 million of Class A notes in 2010, $25 million in 2015 and the remaining balance in 2020.

FURTHER INFORMATION

     For financial information concerning NCB's strategic business units, please see note 23 to the Consolidated Financial Statements.

     Further information about NCB can be found on NCB's website, www.ncb.coop.

                               ITEM 2. PROPERTIES

     NCB leases space for its Washington, D.C. headquarters and for four regional offices located in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB 1, Inc., EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc., NCB Funding Corporation, NCB NetPlatform, Inc. and NCB Franchise Services, Inc., also known as FRANDATA, maintain offices in Lewes, Delaware. NCB, FSB maintains its offices in Ohio with non-retail branches at NCB offices in New York City and Washington, D.C. NCB's headquarters is 48,700 square feet in size and regional offices range from 280 to 4,900 square feet. The rental expense for the fiscal year ended December 31, 2002 was $2,693,714 for NCB's headquarters and regional offices combined. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.

     Minimum future rental payments, assuming present leased office space is retained for the next 5 years, without subtracting payments made to NCB under subleases of such space, are as follows for the fiscal years ended December 31:

                                                Other
                  Year       Headquarters      Offices
                -----------------------------------------
                  2003       $ 2,388,539      $ 368,630
                  2004       $ 2,573,409      $ 379,688
                  2005       $ 2,650,612      $ 391,079
                  2006       $ 2,730,129      $ 402,812
                  2007       $ 2,812,033      $ 414,894

                            ITEM 3. LEGAL PROCEEDINGS

     NCB is not involved in any pending legal proceedings, other than ordinary routine litigation incidental to its business.

                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

     NCB did not submit any matters to a vote of its security holders during the fourth quarter of 2002.

                                     PART II

                   ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND
                           RELATED STOCKHOLDER MATTERS

     NCB currently has three classes of stock outstanding, the rights of which are summarized as follows:

     Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and NCB, FSB and requires each borrower under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock's $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB will also repurchase, at par value, any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. At December 31, 2002, the stock required to be repurchased was approximately 28 shares. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

     Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 4.41% during 2002. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB's net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of

NCB's Board of Directors. On April 26, 2001, the Board declared a cash dividend of $0.66 per share of Class C stock payable on or before June 30, 2001 to holders of record as of March 31, 2001. On April 25, 2002, the Board declared a cash dividend of $1.13 per Class C stock payable on or before June 30, 2002 to holders of record as of March 31, 2002. In November, 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

     As of December 31, 2002 there were 1,825 holders of Class B stock, 461 holders of Class C stock, and 3 holders of Class D stock.

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

     Under NCB's current patronage refund policy that became effective in 1995, as amended, NCB makes the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 12.5% of its loan amount and thereafter in Class C stock. Under the current patronage refund policy, NCB generally intends to pay a minimum 40% of the patronage refund in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 60% to those patrons with stock holding of 10% or more of their loan amount. NCB will also distribute the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 12.5% of its loan amount and thereafter in Class C stock. There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year.

     The chart below shows the number of shares of stock issued by NCB during the past three years.

                            2002        2001       2000
                            ----        ----       ----
Class B Stock issued       69,238      48,952     90,338
Class C Stock issued        1,739       1,302      1,045
Class D Stock issued            -           -          -

     NCB plans to declare a patronage refund for the year ended December 31, 2002 of approximately $18.2 million of which $8.0 million will be distributed in cash and $10.2 million will be distributed in Class B or Class C stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

         AT DECEMBER 31,                                           2002         2001        2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                            $   258,221  $   176,541  $    99,077  $   132,058  $   184,000
Loans and lease financing                                          751,829      821,951      879,460      815,840      611,174
Allowance for loan losses                                           14,581       22,240       21,260       18,694       17,426
Total assets                                                     1,239,677    1,166,439    1,086,486    1,056,510      933,415
Total capital*                                                     358,019      344,662      335,995      329,825      322,838
Subordinated debt**                                                182,542      182,542      182,542      182,542      182,542
Long-term borrowings, including subordinated debt                  405,057      479,483      474,368      468,805      413,735
Members' equity                                                    175,477      162,120      153,453      147,283      140,296
Other borrowed funds including deposits, excluding
  subordinated debt                                                812,471      776,387      710,367      695,923      575,265

FOR THE YEARS ENDED DECEMBER 31,                                    2002         2001        2000          1999        1998
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                          $    73,284  $    85,333  $    93,236  $    79,917  $    71,187
Total interest expense                                              42,043       51,136       61,053       49,760       45,561
Net interest income                                                 31,241       34,197       32,184       30,157       25,627
Net income                                                          17,488       12,527        7,333       14,714       12,628
Ratios
 Capital to assets                                                    28.9%        29.7%        30.9%        31.2%        34.6%
 Return on average assets                                              1.5%         1.1%         0.7%         1.4%         1.4%
 Return on average members' equity                                    10.3%         7.9%         4.9%        10.1%         9.3%
 Net yield on interest earning assets                                  2.7%         3.1%         3.0%         3.0%         2.9%
Average members' equity as a percent of
 Average total assets                                                 14.1%        14.0%        13.5%        14.1%        14.8%
 Average total loans and lease financing***                           16.5%        15.8%        14.9%        15.8%        17.5%
Net average loans and lease financing
 to average total assets***                                           85.3%        88.7%        90.6%        89.0%        84.9%
Net average earning assets to average total assets                    95.9%        97.8%        97.7%        97.4%        96.0%
Allowance for loan losses to loans outstanding                         1.9%         2.7%         2.4%         2.3%         2.9%
Provision for loan losses to average loans
 outstanding, excluding loans held for sale                            0.1%         0.3%         0.3%         0.1%         0.1%

  * Capital includes members' equity and subordinated debt
  ** Excludes deferred hedge gains and SFAS No. 133 valuation
  *** Includes loans held for sale

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 AND 2001 FINANCIAL SUMMARY

     NCB's net income for the year ended December 31, 2002 was $17.5 million. This was a 39.6% or $5.0 million increase compared with $12.5 million for the year ended December 31, 2001. The primary factors affecting this increase were a $3.0 million decrease in net interest income; a $1.8 million decrease in the provision for loan losses; a $12.4 million increase in gain on sale of loans; and a $2.0 million increase in contributions to NCB Development Corporation (NCBDC).

     NCB makes tax deductible, voluntary contributions to NCB Development Corporation (NCBDC). These contributions are discretionary and are based upon the approval of NCB's Board of Directors. There were no contributions to NCBDC in 2001 while in 2002 a $2.0 million contribution was accrued to fund certain business activities.

     Total assets increased 6.3% or $73.2 million to $1.24 billion at December 31, 2002 from $1.17 billion at December 31, 2001. The growth in assets was primarily the result of a $61.6 million increase in investment securities and a $19.2 million increase in net loans and lease portfolio and loans held for sale.

     The return on average total assets was 1.45% in 2002 compared with 1.11% in 2001. The return on average members' equity was 10.29% in 2002 compared with 7.89% in 2001.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 2002 decreased $3.0 million or 8.6% to $31.2 million compared with $34.2 million for the year ended December 31, 2001.

     For the year ended December 31, 2002, interest income decreased 14.1% or $12.0 million to $73.3 million compared with $85.3 million for the year ended December 31, 2001. Most of the decrease resulted from lower yields on the loans and lease portfolios. Due to the decrease in short-term interest rates during 2002, the average yield on NCB's commercial loan portfolio declined to 6.81% in 2002 from 8.40% in 2001. The yield on total average earning assets declined to 6.34% in 2002 from 7.73% in 2001. The average volume of interest earning assets increased 4.8% during 2002 to $1.16 billion compared to $1.10 billion during 2001.

     Interest expense decreased $9.1 million or 17.8% from $51.1 million during 2001 to $42.0 million in 2002. The decline in interest expense resulted despite a slight increase in the amount of average interest bearing liabilities in 2002 compared with 2001. During 2002, NCB's average short-term borrowings decreased from $322.1 million in 2001 to $278.1 million in 2002. In addition, average deposit volume increased from $169.3 million in 2001 to $276.1 million in 2002. Finally, average long-term notes payable, increased from $262.9 million in 2001 to $247.9 million in 2002. In total, the overall yield on total interest bearing liabilities declined from 5.46% in 2001 to 4.25% in 2002 as a result of a decline in short-term interest rates during 2002.

SEE TABLE 1 & TABLE 2

CREDIT QUALITY

     To manage credit risk over a wide geographic area and lending in multiple industries, NCB uses a team-based approval process which relies upon the expertise of lending teams familiar with particular segments of the industry in which we lend. Those credit facilities exceeding delegated lending authority for each team are approved by senior management in an attempt to ensure the quality of lending decisions. Financial analysis of the industries and regions serviced is regularly performed by the various lending teams that keep abreast of economic events and market conditions throughout the United States.

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

     Loans with developed risk characteristics that make their full and timely payment uncertain are assigned to the Risk Management Department. The Risk Management Department determines, on a case-by-case basis, the best course of action to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

     The allowance for loan losses is increased by the provision for possible credit losses and decreased by the amount of charge-offs, net of recoveries. The adequacy of the allowance for loan losses is determined based on risk ratings, current and future economic conditions, concentrations, diversification, portfolio size, collateral and guarantee support and level of non- performing and delinquent credits, among other relevant factors.

     The allowance as a percentage of impaired assets was 268% at December 31, 2002 compared with 390% in 2001. The allowance for loan losses was deemed adequate as of December 31, 2002. The provision for loan losses was $1.3 million in 2002 compared with $3.1 million in 2001 due to the improved credit quality throughout the year. The provision as a percentage of average loans and leases financing, excluding loans held for sale, was 0.1% and 0.3% in 2002 and 2001, respectively.

     The allowance for loan losses decreased 34.4% to $14.6 million as of December 31, 2002 from $22.2 million a year earlier. The allowance during 2002 was impacted by loans charged-off of $8.0 million, recoveries of loans previously charged-off of $0.7 million and the provision of $1.3 million. Additionally, $1.7 million in reserves was reclassified during 2002 to a separate reserve for contingent liabilities to cover exposures on unused lines of credit and letters of credit. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.9% at December 31, 2002, compared to 2.7% at December 31, 2001.

TABLE 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

                                                     2002 COMPARED TO 2001                     2001 COMPARED TO 2000
                                                      INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                       DUE TO CHANGE IN:                         DUE TO CHANGE IN:
                                             --------------------------------------    --------------------------------------
                                              AVERAGE       AVERAGE                     AVERAGE       AVERAGE
FOR THE YEARS ENDED DECEMBER 31,              VOLUME*        RATE           NET**       VOLUME*         RATE         NET**
                                             ----------    ----------    ----------    ----------    ----------    ----------
INTEREST INCOME

Cash equivalents and investment securities   $      686    $     (549)   $      137    $    1,111    $   (2,967)   $   (1,856)
Commercial loans and leases                      (5,926)       (8,615)      (14,541)          179        (4,616)       (4,437)
Real estate loans                                 7,444        (5,089)        2,355          (801)         (810)       (1,611)
                                             ----------    ----------    ----------    ----------    ----------    ----------

Total interest income                             2,204       (14,253)      (12,049)          489        (8,393)       (7,904)
                                             ----------    ----------    ----------    ----------    ----------    ----------

INTEREST EXPENSE

Deposits                                          3,865        (3,977)         (112)        1,566          (147)        1,419
Notes payable                                    (3,169)       (4,204)       (7,373)       (1,627)       (8,042)       (9,669)
Subordinated debt                                   241        (1,849)       (1,608)          (19)       (1,647)       (1,666)
                                             ----------    ----------    ----------    ----------    ----------    ----------

Total interest expense                              937       (10,030)       (9,093)          (80)       (9,836)       (9,916)
                                             ----------    ----------    ----------    ----------    ----------    ----------

Net interest income                          $    1,267    $   (4,223)   $   (2,956)   $      569    $    1,443    $    2,012
                                             ==========    ==========    ==========    ==========    ==========    ==========

* Average monthly balances
** Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

TABLE 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31,                          2002                                    2001
                                           ------------------------------------    ------------------------------------
                                                                        AVERAGE                                 AVERAGE
                                             AVERAGE       INCOME/       RATE/       AVERAGE       INCOME/       RATE/
                                             BALANCE*      EXPENSE       YIELD       BALANCE*      EXPENSE       YIELD
                                           -----------   -----------    -------    -----------   -----------    -------
ASSETS
Interest earning assets
  Real estate loans                        $   517,496   $    35,428       6.85%   $   414,888   $    33,073       7.97%
  Commercial loans and leases                  510,372        34,761       6.81%       586,800        49,302       8.40%
                                           -----------   -----------               -----------   -----------
  Total loans and leases                     1,027,868        70,189       6.83%     1,001,688        82,375       8.22%
Investment securities and cash
  equivalents                                  128,179         3,095       2.41%       101,863         2,958       2.90%
                                           -----------   -----------               -----------   -----------
  Total interest earning assets              1,156,047        73,284       6.34%     1,103,551        85,333       7.73%
                                           -----------   -----------               -----------   -----------
Allowance for loan losses                      (19,583)                                (22,133)
Non-interest earning assets
  Cash                                          45,170                                   4,032
  Other                                         23,799                                  43,509
                                           -----------                             -----------
  Total non-interest earning assets             68,969                                  47,541
                                           -----------                             -----------
  Total assets                               1,205,433                             $ 1,128,959
                                           ===========                             ===========
LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
  Subordinated debt                            186,752         8,040       4.31%       182,089         9,648       5.30%
  Notes payable                                526,004        26,025       4.95%       584,881        33,398       5.71%
  Deposits                                     276,143         7,978       2.89%       169,285         8,090       4.78%
                                           -----------   -----------               -----------   -----------
  Total interest bearing liabilities           988,901        42,043       4.25%       936,255        51,136       5.46%
                                           -----------   -----------               -----------   -----------
Other liabilities                               46,643                                  34,110
Members' equity                                169,889                                 158,594
                                           -----------                             -----------
  Total liabilities and members' equity    $ 1,205,433                             $ 1,128,959
                                           ===========                             ===========
Net interest earning assets                $   167,146   $    31,241               $   167,296   $    34,197
Net interest revenues and spread                                           2.09%                                   2.27%
Net yield on interest earning assets                                       2.70%                                   3.10%

FOR THE YEARS ENDED DECEMBER 31,                          2000
                                           ------------------------------------
                                                                        AVERAGE
                                             AVERAGE       INCOME/       RATE/
                                             BALANCE*      EXPENSE       YIELD
                                           -----------   -----------    -------
ASSETS
Interest earning assets
  Real estate loans                        $   424,814   $    34,684       8.16%
  Commercial loans and leases                  584,848        53,739       9.19%
                                           -----------   -----------
  Total loans and leases                     1,009,662        88,423       8.76%
Investment securities and cash
  equivalents                                   79,423         4,814       6.06%
                                           -----------   -----------
  Total interest earning assets              1,089,085        93,237       8.56%
                                           -----------   -----------
Allowance for loan losses                      (19,623)
Non-interest earning assets
  Cash                                           3,988
  Other                                         40,775
                                           -----------
  Total non-interest earning assets             44,763
                                           -----------
  Total assets                             $ 1,114,225
                                           ===========
LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
  Subordinated debt                        $   182,392   $    11,314       6.20%
  Notes payable                                608,653        43,067       7.08%
  Deposits                                     136,584         6,671       4.88%
                                           -----------   -----------
  Total interest bearing liabilities           927,629        61,052       6.58%
                                           -----------   -----------
Other liabilities                               36,160
Members' equity                                150,436
                                           -----------
  Total liabilities and members' equity    $ 1,114,225
                                           ===========
Net interest earning assets                $   161,456   $    32,185
Net interest revenues and spread                                           1.98%
Net yield on interest earning assets                                       2.96%

* Based on monthly balances. Average loan balances include nonaccrual loans.

     Total impaired assets (non-accruing and foreclosed real estate (REO)) decreased to $5.4 million at December 31, 2002 from $5.7 million at December 31, 2001. NCB had no foreclosed real estate at December 31, 2002 or December 31, 2001. At December 31, 2002 and 2001, impaired assets as a percentage of total capital were 3.1% and 3.5%, respectively.

     SEE TABLE 3, TABLE 4, & TABLE 5

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

     SEE TABLE 4

     NON-INTEREST INCOME

     Total non-interest income increased $13.3 million or 61.4% from $21.6 million during the year ended December 31, 2001 to $34.9 million for the year ended December 31, 2002. Non-interest income is composed of loan fees, gains or losses on sale of loans to secondary market investors, servicing fees, excess yield income, and other income.

     Gains on sales of loans of $20.9 million in 2002, which represented 59.7% of non-interest income, increased 145.9% or $12.4 million from $8.5 million in 2001. The increase resulted from improved investor spreads and higher volume of loans sold in 2002 compared with 2001. Loan sales in 2002 and 2001 were $619.3 million and $477.5 million, respectively. NCB maintains a conservative interest rate risk policy; accordingly, warehoused loans were fully hedged in 2002 and 2001.

     Servicing fee income remained a stable source of non-interest income for NCB in 2002. NCB's servicing fee income increased from $3.3 million in 2001 to $3.7 million in 2002 due to growth in the volume of loans serviced which increased from $2.5 billion as of December 31, 2001 to $2.9 billion as of December 31, 2002. Excess yield income, which is income derived from the portions of loans sales retained by NCB, increased by $1.7 million or 92.0% in 2002 to $3.6 million from $1.9 million in 2001 due to the increase in the volume of retained interests in 2002 compared with 2001.

     Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees. In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program. During 2002, loan fees increased $2.1 million due to higher loan and lease prepayment fees, letter of credit fees, commitment fees and fees from the conduit program, however these gains were offset by a $2.9 million higher write downs on the interest only receivables due to early loan payoffs.

     Finally, other non-interest income, which includes items such as financial advisory fees, management fees and other sources of miscellaneous income, increased by 96.6% to $2.8 million in 2002 from $1.4 million in 2001.

     In total, non-interest income amounted to 52.8% of total net revenue (net interest income plus non-interest income) in 2002 compared with 38.8% in 2001.

TABLE 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31,                           2002        2001       2000       1999        1998
                                                         --------    --------   --------   --------    --------
Balance at beginning of year                             $ 22,240    $ 21,260   $ 18,694   $ 17,426    $ 17,638
                                                         --------    --------   --------   --------    --------

Charge-offs
   Commercial                                               8,013       3,973        909        244       1,161
   Real estate                                                  -           -        362         20          70
                                                         --------    --------   --------   --------    --------
        Total charge-offs                                   8,013       3,973      1,271        264       1,231
                                                         --------    --------   --------   --------    --------

Recoveries
   Commercial                                                 674       1,495        126        437         101
   Real estate                                                 65         396        504        186          75
                                                         --------    --------   --------   --------    --------
        Total recoveries                                      739       1,891        630        623         176
                                                         --------    --------   --------   --------    --------

Net charge-offs (recoveries)                                7,274       2,082        641       (359)      1,055
                                                         --------    --------   --------   --------    --------

Provision for loan losses                                   1,283       3,062      3,207        909         843
                                                         --------    --------   --------   --------    --------
Reclassified to reserve for un-funded
commitments and lines of credit                            (1,668)          -          -          -           -
                                                         --------    --------   --------   --------    --------

Balance at end of year                                   $ 14,581    $ 22,240   $ 21,260   $ 18,694    $ 17,426
                                                         ========    ========   ========   ========    ========

TABLE 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)



AT DECEMBER 31,                          2002                2001                2000               1999               1998
                                   -----------------   -----------------   -----------------  ------------------  -----------------
                                            Percent             Percent             Percent             Percent            Percent
                                   Amount   of Total   Amount   of Total   Amount   of Total  Amount    of Total  Amount   of Total
                                   ------   --------   ------   --------   ------   --------  ------    --------  ------   --------
Loans and lease financing

 Commercial                       $411,907      54.8% $466,026      56.7% $518,968      59.0% $467,689      57.3% $346,571     56.7%
 Real estate - residential         274,809      36.6   268,881      32.7   272,192      31.0   279,370      34.2   209,763     34.3
 Real estate - commercial            4,325       0.6     4,490       0.5     4,738       0.5     8,677       1.1     7,350      1.2
 Lease financing                    60,788       8.0    82,554      10.1    83,562       9.5    60,104       7.4    47,491      7.8
                                  --------     -----  --------     -----  --------     -----  --------     -----  --------    -----
Total loans and lease financing   $751,829     100.0% $821,951     100.0% $879,460     100.0% $815,840     100.0% $611,175    100.0%
                                  ========     =====  ========     =====  ========     =====  ========     =====  ========    =====

Allocation of allowance for
 loan losses

 Commercial                       $  9,813      67.3% $ 14,276      64.2% $ 11,506      54.1% $ 10,659      57.0% $  9,240     53.1%
 Real estate - residential           2,866      19.7     7,072      31.8     9,410      44.3     4,484      24.0     6,097     35.0
 Lease financing**                      --        --        --        --        --        --       301       1.6       671      3.8
 Unallocated                         1,902      13.0       892       4.0       344       1.6     3,250      17.4     1,418      8.1
                                  --------     -----  --------     -----  --------     -----  --------     -----  --------    -----
Total allowance for loan losses   $ 14,581     100.0% $ 22,240     100.0% $ 21,260     100.0% $ 18,694     100.0% $ 17,426    100.0%
                                  ========     =====  ========     =====  ========     =====  ========     =====  ========    =====



**In 2002, 2001 and 2000, there was no allocation since the cash reserves maintained at NCB, FSB for these leases were more than sufficient to cover the required allowance.

TABLE 5
IMPAIRED ASSETS
(dollars in thousands)

At December 31,                    2002        2001        2000        1999        1998
                                 --------    --------    --------    --------    --------
Real estate owned                $      -    $      -    $      -    $  2,687    $  4,343

Non-accruing loans                  5,440       5,694       2,570         580       2,385
                                 --------    --------    --------    --------    --------

Total                            $  5,440    $  5,694    $  2,570    $  3,267    $  6,728
                                 ========    ========    ========    ========    ========

Percentage of total loans and
  lease financing  outstanding        0.5%        0.6%        0.3%        0.3%        0.8%
                                 ========    ========    ========    ========    ========

NON-INTEREST EXPENSE

     Non-interest expense for the year ended December 31, 2002 increased 13.1% or $5.1 million to $43.6 million compared with $38.5 million for the prior year. Compensation and employee benefits remain the single largest component of non-interest expense, which increased 15.7% or $3.1 million from prior period. The increase is attributable to an increase in staff (from 215 at December 31, 2001 to 231 at December 31, 2002). Salaries and benefits, inclusive of contributions made to NCBDC, accounted for 50.0% of non-interest expense in 2002 compared with 51.1% in 2001. During 2002, contractual services increased 1.0% or $0.05 million to $5.6 million from $5.5 million in 2001. The increase in other expenses resulted from increased loan and lease processing and servicing costs and other non-recurring charges. Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB's Board of Directors. NCB made a contribution of $2.0 million and $0 to NCBDC in 2002 and 2001, respectively. Non-interest expense, inclusive of NCBDC contributions, as a percentage of average assets was 3.8% and 3.4% in 2002 and 2001, respectively.

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

     Note 19 to the consolidated financial statements contains' additional discussions of NCB's tax status.

NEW ACCOUNTING STANDARDS

     SFAS 145 "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections as of April 2002," (SFAS 145) was issued in May 2002. SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

     SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) was issued in June 2002. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Unlike EITF 94-3, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of at the date of an entity's commitment to an exit plan. This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

     SFAS 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements 72 and 144 and FASB Interpretation 9" was issued in July 2002. It removes acquisitions of financial institutions from the scope of both FASB Statement 72 and FASB Interpretation 9, except for transactions between two or more mutual enterprises. Instead, it requires that acquisitions of financial institutions be accounted for in accordance with SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

     SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement 123," was issued in December 2002. It amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

     On January 22, 2003, the FASB directed its staff to prepare a ballot draft of SFAS 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity." (SFAS 149) The final statement is expected to be issued in early 2003. SFAS 149 establishes standards for issuers' classification as liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity, including financial instruments that are mandatorily redeemable on a fixed or determinable date. This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of
Other: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34". Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable. When the guarantor has assumed a "stand-ready" obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FINS 46"), "Consolidation of Variable Interest Entities: an interpretation of ARB No.51." This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities ("SPEs"). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest, as defined. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business even if the business does not have voting control of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities acquired after that date. FIN 46 also applies to the first interim of fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. NCB is currently evaluating the impact FIN 46 will have on its operations.

2001 AND 2000 FINANCIAL SUMMARY

     NCB's net income for the year ended December 31, 2001 was $12.5 million. This was a 70.8% or $5.2 million increase compared with $7.3 million for the year ended December 31, 2000. The increase resulted from a 126.4% or $12.1 million increase in non-interest income, which was partially offset by a decrease in net interest income and higher non-interest expenses.

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

     Weak operating results among certain borrowers in the retail food and telecommunications segments of NCB's loan portfolio caused a decline in credit quality in 2001. The allowance as a percentage of impaired assets was 390% at December 31, 2001 compared with 827% in the prior year. However, the allowance for loan losses was deemed adequate as of December 31, 2001 and an increase in the provision over 2000 levels was not considered necessary due to a credit enhancement in the form of a letter of credit provided to secure credit facilities granted to members of a wholesale grocer. The provision for loan losses was $3.0 million in 2001 compared with $3.2 million in 2000. The provision as a percentage of average loans and leases outstanding was 0.3% in 2001 and 2000.

     The allowance for loan losses increased 4.6% to $22.2 million as of December 31, 2001 from $21.3 million a year earlier. The strength of the allowance is reflected in its percentage to loans and leases outstanding, which was 2.7% at December 31, 2001 compared to 2.4% at December 31, 2000.

     Total non-interest income increased $12.0 million or 126.4% from $9.6 million during the year ended December 31, 2000 to $21.6 million for the year ended December 31, 2001. Non-interest income is composed of loan fees, gains or losses on sale of loans to secondary market investors, servicing fees, excess yield income, and other income.

     Non-interest expense for the year ended December 31, 2001 increased 30.8% or $9.1 million to $38.5 million compared with $29.5 million for the prior year. Compensation and benefits increased 24.4% or $3.9 million from last year. The increase was due to higher employee count and increased incentive-based compensation accruals and regular annual merit increases.

     Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based on the approval of NCB's Board of Directors. There were no contributions to NCBDC in 2001 and 2000 to fund certain business activities. Non-interest expense as a percentage of average assets was 3.4% in 2001 compared with 2.6% in 2000.

2002 AND 2001 FOURTH QUARTER RESULTS

     Net income for the fourth quarter of 2002 decreased 76.3% or $2.9 million to $0.9 million compared with $3.8 million for the prior year's quarter. The decline resulted primarily from a decrease in net interest income of $1.5 million due to the reclassification of debt placement fee, a negative provision for loan losses resulting from improved loan quality, and an increase of $0.8 million in non-interest income partially offset by an increase in non-interest expense of

$3.6 million. The increase in the non-interest income resulted from higher net gains on a higher volume of loans sold. The increase in the non-interest expense was due to higher compensation and employee benefit costs.

     SEE TABLE 6

SOURCES OF FUNDS

CAPITAL MARKETS ACCESS

     NCB maintains credit facilities provided by a consortium of banks. At December 31, 2002 and 2001, NCB had $350.0 million and $328.0 million, respectively, of committed revolving lines of credit, of which $23.0 million and $31.0 million were outstanding, respectively. In addition, NCB had uncommitted bid lines of $27.5 million and $32.5 million at December 31, 2002 and 2001, respectively. Total outstanding under these bid lines were $27.5 million and $19.5 million at December 31, 2002 and 2001, respectively.

     NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio
(FHLB) and it has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 135% - 300% of such advances. NCB, FSB had a $174.4 million line with FHLB under its cash management advance program as of December 31, 2002. There were outstanding advances of $4.8 million and $0 at December 31, 2002 and 2001, respectively.

     NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December 31, 2002 and 2001, the short-term borrowings outstanding were $18.0 million and $16.1 million, respectively.

     In 1999, NCB received Board approval to issue up to $250 million in commercial paper. At year-end 2002 and 2001, face values of $148.4 million and $190.6 million, respectively, were outstanding.

     Usage on all short-term borrowings, as measured by average outstanding balances during the year, decreased from $322.1 million in 2001 to $278.1 million in 2002. The reason for the decrease was largely due the increased use of deposits to fund real estate loans.

     In 1999, NCB received Board approval to issue up to $400 million under a medium-term note program. As of December 31, 2002 and 2001, NCB had $104.0 million and $154.0 million, respectively outstanding under this program.

     In August 1999, NCB also received Board approval to issue up to $50.0 million in preferred stock or subordinated debt. There was no outstanding issuance at December 31, 2002 and 2001.

     As of December 31, 2002, unused capacity under the short-term and long-term facilities of approximately $160.6 million and $231.0 million, respectively, is sufficient to meet anticipated disbursements in 2003.

     NCB's loan sale activity is another source of funding. NCB originates most of its real estate loans, including share loans originated by NCB, FSB, for sale into the secondary market. In 2002, NCB sold $619.3 million of cooperative real estate, commercial and share loans compared with $450.2 million in the prior year.

     Since 1995, NCB has utilized securitizations with MBIA to provide additional funding and liquidity for NCB's retail member grocery portfolio. Under the facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in return sold the purchased term loans to MBIA's Triple-A-One Funding Corporation, a commercial paper conduit. Triple-A-One Funding Corporation funded the purchase by issuing commercial paper backed by the purchased term loans. In July 2001, NCB reduced the size of the facility from $56 million in 2000 to $13 million in 2001 and subsequently structured a new $136 million facility with Nieuw Amsterdam Receivables Corporation (NARC, a subsidiary of Rabobank International). During 2002 the original MBIA Loan Purchase program was effectively closed as NCB repurchased the remaining loans sold to MBIA under the terms of a Loan Purchase Program and Sale Agreement, dated February 1, 1995 (as amended). Under the new NARC facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in turn sold the purchased term loans to NARC. NARC, in turn, funded the purchase by issuing commercial paper backed by the purchased term loans.

     In December 2000, NCBFDC was created to facilitate the sale of real estate loans. Under a $150 million conduit facility structured with Credit Suisse First Boston (CSFB), NCB sells eligible real estate loans to NCBFDC, which in turn sells interest in the loans to eligible purchasers. At December 31, 2002 and 2001, interests sold totaled $0 and $63.5 million, respectively.

     In 2003, NCB expects to sell approximately $731.0 million of commercial, real estate, and share loans in the secondary market, some of which will be originated subsequent to December 31, 2002.

TABLE 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
(dollars in thousands)

                                                   2002                                            2001
                             ----------------------------------------------   --------------------------------------------
FOR THE THREE MONTHS ENDED    DEC. 31      SEPT.30     JUNE 30     MARCH 31    DEC. 31     SEPT.30     JUNE 30    MARCH 31
                             ---------    ---------   ---------   ---------   ---------   ---------   ---------   --------
Interest income              $  18,586    $  17,363   $  18,141   $  19,193   $  19,097   $  22,478   $  21,481   $ 22,277
Interest expense                11,663        9,094      10,331      10,955      10,704      13,097      13,043     14,291
                             ---------    ---------   ---------   ---------   ---------   ---------   ---------   --------

Net interest income              6,923        8,269       7,810       8,238       8,393       9,381       8,438      7,986
Provision for loan losses         (555)           -         750       1,088         757         805         750        750
                             ---------    ---------   ---------   ---------   ---------   ---------   ---------   --------

Income after provision for
  loan losses                    7,478        8,269       7,060       7,150       7,636       8,576       7,688      7,236
Non-interest income              8,909        4,480      15,015       6,525       8,123       3,646       5,111      4,764
                             ---------    ---------   ---------   ---------   ---------   ---------   ---------   --------

Net revenue                     16,387       12,749      22,075      13,675      15,759      12,222      12,799     12,000
Non-interest expense            14,038        9,288      10,937       9,343      11,417       9,701       8,973      8,262
                             ---------    ---------   ---------   ---------   ---------   ---------   ---------   --------
Net income before
Contribution                     2,349        3,461      11,138       4,332       4,342       2,521       3,826      3,738

Contribution to NCBDC            1,000          900          50          50           -           -           -          -
Income before income taxes       1,349        2,561      11,088       4,282       4,342       2,521       3,826      3,738

Provision for income taxes         453          560         458         320         566         563         334        437
                             ---------    ---------   ---------   ---------   ---------   ---------   ---------   --------

Net income                   $     896    $   2,001   $  10,630   $   3,962   $   3,776   $   1,958   $   3,492   $  3,301
                             =========    =========   =========   =========   =========   =========   =========   ========

DEPOSITS

     At NCB's wholly owned subsidiary, NCB, FSB, deposits increased 65.5% to $368.9 million in 2002 from $222.9 million a year earlier. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 2002 and 2001 were 2.3% and 3.5%, respectively. The average maturity of the certificates of deposit at December 31, 2002 was 11.5 months compared with 9.9 months at the same period in the prior year. Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities - 36.9% in 2002 compared with 23.1% in 2001. Management anticipates that deposits will represent an increasing portion of its funding structure.

USES OF FUNDS

LOANS AND LEASES

     Loans and leases, including loans held for sale, outstanding increased 1.2% to $1,010.0 million at year-end 2002 from $998.5 million in 2001.

     The commercial loan and lease portfolio decreased 16.1% to $472.7 million at December 31, 2002 compared with $562.8 million in 2001. Total commercial loan and lease originations declined 26.7% from $165.3 million in 2001 to $121.3 million in 2002 due in large part to the weaker economic environment in 2002.

     NCB's real estate portfolio increased 31.8% to $279.1 million at the end of 2002 from $435.7 million at same period last year. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family share loans. The increase resulted primarily from the decline in interest rates in 2002, particularly in the second half of the year. As a result, the volume of loans available for sale increased 46.3% to $258.2 million at December 31, 2002 from $176.5 million at December 31, 2001.

     NCB's commercial and real estate loan portfolio and loans held for sale are diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

                        COMMERCIAL LOANS         REAL ESTATE LOANS
                     ----------------------    ----------------------
                        2002         2001         2002         2001
                     ---------    ---------    ---------    ---------
 By Region:
    Northeast             20.8%        25.3%        72.1%        73.7%
    South Atlantic        21.4         14.5          5.9          5.2
    Central               14.0         15.9         12.7         10.2
    West                  43.8         44.3          9.3         10.9
                         -----        -----        -----        -----
                         100.0%       100.0%       100.0%       100.0%
                         =====        =====        =====        =====

                                                 PERCENTAGE OF TOTAL
                                                   LOAN PORTFOLIO
                                                ----------------------
                                                   2002         2001
                                                ---------    ---------
By Borrower Type
    Real estate
       Residential                                   50.1%        42.1%
       Commercial                                     2.4          2.9
    Commercial
       Food retailing and distribution               16.4         17.5
       Financial services                             1.9          5.9
       Medical service and supplies                   1.1          4.4
       Hardware                                       3.6          6.0
       Alaskan native corporations                    3.3          3.3
       Other                                         15.2          9.4
    Lease financing                                   6.0          8.5
                                                    -----        -----
                                                    100.0%       100.0%
                                                    =====        =====

     NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB's mortgage loans is secured by real estate in New York City due to that city's extensive cooperative market. As of December 31, 2002 and 2001, $242.2 million and $134.7 million of real estate loans are secured by real estate in New York City, respectively. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB's exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

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

     For 2003, NCB expects disbursements in its commercial and real estate lines of business to be approximately $136 million and $809 million, respectively.

     SEE TABLE 7

CASH, CASH EQUIVALENTS, AND INVESTMENT SECURITIES

     Cash, cash equivalents, and investment securities increased 38.9% or $52.8 million to $188.4 million at December 31, 2002, compared with $135.6 million in 2001. Growth resulted primarily from increased investment securities held by NCB. NCB held FNMA mortgage backed securities of $55.1 at December 31, 2002 compared to $0 at December 31, 2001. Cash, cash equivalents, and investment securities represent 15.9% of interest earning assets in 2002 compared with 11.9% in 2001.

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk ("IRR"). NCB's liquidity and IRR are managed by the Asset Liability Committee (ALCO) which meets monthly. The purpose of the ALCO is to develop and implement strategies, including the buying and selling of derivative instruments such as interest rate swaps and financial futures contracts, and to ensure sufficient reward for known and controlled risk.

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

     NCB's asset liquidity is generally provided by maintaining near-cash and short-term investments that can be converted to cash at little or no cost. These investments include: federal funds, overnight investments, Eurodollar investments, commercial paper, certificates of deposit, and other short-term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At December 31, 2002, NCB held $72.0 million in cash and cash equivalents compared with $67.7 million in cash and cash equivalents at year-end 2001. These funds are normally used to fund business operations.

     At December 31, 2002 and 2001, NCB had $29.6 million and $27.2 million, respectively, of investment securities which are a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity was approximately 1.1 and
1.7 years for 2002 and 2001, respectively.

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

     For additional discussion, see Sources of Funds section.

     Finally, NCB's wholly owned subsidiary, NCB, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NCB's principal market risk exposure is to interest rates.

     NCB's asset and liability management process is utilized to manage NCB's interest rate risk through the structuring of the balance sheet and derivative portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

     Interest rate risk is managed by the Asset Liability Committee (ALCO), which is composed of senior officers of NCB, in accordance with policies approved by NCB's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans ("mortgage pipeline"), and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

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

     NCB hedges its exposure to interest rates by entering into certain financial instruments including interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby changes in the value of the hedged asset or liability are expected to be offset in whole or in part by changes in the value of the financial instrument used for hedging. See Note 21 to the Consolidated Financial Statements.

     The following tables present an analysis of the sensitivity inherent in NCB's net interest income and market value of portfolio equity (market value of assets, less liabilities and derivative instruments.) The interest rate scenarios presented in the table include interest rates at December 31, 2002 and December 31, 2001 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB's interest sensitivity gap (defined below).

                                 2002
      ------------------------------------------------------------
         CHANGE IN       CHANGE IN NET      CHANGE IN MARKET VALUE
      INTEREST RATES    INTEREST INCOME       OF PORTFOLIO EQUITY
      --------------    ---------------     ----------------------
          +200                6.2%                  (2.8)%
          +100                3.1                   (1.4)
          -100               (3.2)                   1.5
          -200           Not Meaningful         Not Meaningful

                                 2001
      ------------------------------------------------------------
         CHANGE IN       CHANGE IN NET      CHANGE IN MARKET VALUE
      INTEREST RATES    INTEREST INCOME       OF PORTFOLIO EQUITY
      --------------    ---------------     ----------------------
          +200                1.6%                  (4.2)%
          +100                 .6                   (2.2)
          -100               (1.1)                   2.5
          -200               (5.6)                   4.2

     Assumptions with respect to the model's projections of the effect of changes in interest rates on net interest income include:

    1. Target balances for various asset and liability classes which are solicited from the management of the various business units.

    2. Prepayment assumptions, which are generated by the analysis of historical relationships and management.

    3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and management.

     The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB's one-year cumulative gap positions at December 31, 2002 and 2001 were positive $101.4 million or 8.18% of assets and positive $36.3 million or 3.13% of assets, respectively.

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

     The following tables set forth the expected maturity and repricing characteristics of NCB's consolidated assets, liabilities and derivative contracts at December 31, 2002 and 2001.

     SEE TABLE 8 AND TABLE 9

     Table 8 indicates that on December 31, 2002 NCB had gaps (as a percentage of total assets) of positive 8.18% and 11.00% at the one year and 180 day time horizons, respectively. Table 9 indicates that on December 31, 2001, NCB had a positive gap (as a percentage of total assets) of 3.13% and negative 0.59% at the one year and 180 day time horizons, respectively.

TABLE 7
MATURITY SCHEDULE OF LOANS
(dollars in thousands)

                                            ONE YEAR
                                ONE YEAR     THROUGH       OVER
                                OR LESS     FIVE YEARS   FIVE YEARS     TOTAL
                               ----------   ----------   ----------   ----------
Commercial                     $   37,074   $  228,117   $  146,715   $  411,906
Real estate-residential            16,181       54,331      204,297      274,809
Real estate-commercial                  -            -        4,325        4,325
Leases                                998       59,791            -       60,789
                               ----------   ----------   ----------   ----------

Total loans and leases         $   54,253   $  342,239   $  355,337   $  751,829
                               ==========   ==========   ==========   ==========

Fixed interest rate loans      $   18,802   $  132,810   $  101,226

Variable interest rate loans       35,451      209,429      254,111
                                            ----------   ----------

         Total loans           $   54,253   $  342,239   $  355,337
                               ==========   ==========   ==========

TABLE 8
INTEREST RATE SENSITIVITY
(dollars in thousands)


                                           INTEREST       INTEREST       INTEREST       INTEREST
                                          -SENSITIVE     -SENSITIVE     -SENSITIVE     -SENSITIVE
AT DECEMBER 31, 2002                        30 DAY        3 MONTH        6 MONTH        12 MONTH
                                          ----------     ----------     ----------     ----------
Interest earning assets
  Cash and cash equivalents               $   75,152     $    1,275     $      250     $      110
  Investment securities                        3,180          3,995          2,645          5,848
  Loans and leases*                          324,634        104,084         43,193         71,297
  Other assets - net                             210            422            639          1,304
                                          ----------     ----------     ----------     ----------

    Total                                 $  403,176     $  109,776     $   46,727     $   78,559
                                          ==========     ==========     ==========     ==========
Interest bearing liabilities
  Deposits                                $   22,920     $   53,557         84,639        103,484
  Short-terms borrowings                     188,164         33,497              -              -
  Long-term debt                              44,000         40,000         15,000         10,000
  Subordinated debt                           53,553              -              -              -
                                          ----------     ----------     ----------     ----------

    Total                                    308,637        127,054         99,639        113,484

Other
  Other non-interest bearing, net                  -              -              -              -
  Effect of interest rate swaps and
    financial futures                         (7,655)      (106,550)         2,250              -
                                          ----------     ----------     ----------     ----------

    Total liabilities & members equity,
      net of derivatives                  $  300,982     $   20,504     $  101,889     $  113,484
                                          ==========     ==========     ==========     ==========

Repricing difference                      $  102,194     $   89,272     $  (55,162)    $  (34,925)
                                          ==========     ==========     ==========     ==========

Cumulative gap                            $  102,194     $  191,466     $  136,304     $  101,379
                                          ==========     ==========     ==========     ==========

Cumulative gap as % total assets                8.24%         15.44%         11.00%          8.18%
                                          ==========     ==========     ==========     ==========

                                                          OVER 12
                                           INTEREST      MONTHS AND
                                          -SENSITIVE    NON-INTEREST
AT DECEMBER 31, 2002                        TOTAL        SENSITIVE        TOTAL
                                          ----------    ------------    ----------
Interest earning assets
  Cash and cash equivalents               $   76,787    $         25    $   76,812
  Investment securities                       15,668          95,878       111,546
  Loans and leases*                          543,208         452,263       995,471
  Other assets - net                           2,575          53,273        55,848
                                          ----------    ------------    ----------

    Total                                 $  638,238    $    601,439    $1,239,677
                                          ==========    ============    ==========

Interest bearing liabilities
  Deposits                                   264,600         104,366       368,966
  Short-terms borrowings                     221,661            (669)      220,992
  Long-term debt                             109,000         113,515       222,515
  Subordinated debt                           53,553         134,543       188,096
                                          ----------    ------------    ----------

    Total                                    648,814         351,755     1,000,569

Other
  Other non-interest bearing, net                  -         239,108       239,108
  Effect of interest rate swaps and
    financial futures                       (111,955)        111,955             -
                                          ----------    ------------    ----------

    Total liabilities & members equity,
      net of derivatives                  $  536,859    $    702,818    $1,239,677
                                          ==========    ============    ==========

Repricing difference                      $  101,379
                                          ==========
Cumulative gap

Cumulative gap as % total assets

     * Includes loans held for sale, net of allowance for loan losses

TABLE 9
INTEREST RATE SENSITIVITY
(dollars in thousands)


                                           INTEREST       INTEREST       INTEREST       INTEREST
                                          -SENSITIVE     -SENSITIVE     -SENSITIVE     -SENSITIVE
AT DECEMBER 31, 2002                        30 DAY        3 MONTH        6 MONTH        12 MONTH
                                          ----------     ----------     ----------     ----------
Interest earning assets
  Cash and cash equivalents               $   76,891     $        -     $      371     $        -
  Investment securities                        4,036          1,727          6,956          1,594
  Loans and leases*                          395,041         31,375         36,791         83,830
  Other assets - net                           2,728            225            343            705
                                          ----------     ----------     ----------     ----------

    Total                                 $  478,696     $   33,327     $   44,461     $   86,129
                                          ==========     ==========     ==========     ==========

Interest bearing liabilities
  Deposits                                $   79,280     $   15,135         29,905         27,754
  Short-terms borrowings                     127,120        130,060              -              -
  Long-term debt                              29,000        110,000              -          8,333
  Subordinated debt                           53,553              -              -         36,854
                                          ----------     ----------     ----------     ----------

    Total                                    288,953        255,195         29,905         72,941

Other
  Other non-interest bearing, net                  -              -              -              -
  Effect of interest rate swaps and
    financial futures                          2,567        (11,510)        (1,760)       (30,000)
                                          ----------     ----------     ----------     ----------

    Total liabilities & members equity,
      net of derivatives                  $  291,520     $  243,685     $   28,145     $   42,941
                                          ==========     ==========     ==========     ==========

Repricing difference                      $  187,176     $ (210,358)    $   16,316     $   43,188
                                          ==========     ==========     ==========     ==========

Cumulative gap                            $  187,176     $  (23,182)    $   (6,866)    $   36,322
                                          ==========     ==========     ==========     ==========

Cumulative gap as % total assets               16.14%         -2.00%         -0.59%          3.13%
                                          ==========     ==========     ==========     ==========

                                                          OVER 12
                                           INTEREST      MONTHS AND
                                          -SENSITIVE    NON-INTEREST
AT DECEMBER 31, 2001                        TOTAL        SENSITIVE        TOTAL
                                          ----------    ------------    ----------
Interest earning assets
  Cash and cash equivalents               $   77,262    $      7,100    $   84,362
  Investment securities                       14,313          36,892        51,205
  Loans and leases*                          547,037         429,215       976,252
  Other assets - net                           4,001          43,624        47,625
                                          ----------    ------------    ----------

    Total                                 $  642,613    $    516,831    $1,159,444
                                          ==========    ============    ==========

Interest bearing liabilities
  Deposits                                   152,074          70,816       222,890
  Short-terms borrowings                     257,180            (626)      256,554
  Long-term debt                             147,333         149,608       296,941
  Subordinated debt                           90,407          96,045       186,452
                                          ----------    ------------    ----------

    Total                                    646,994         315,843       962,837

Other
  Other non-interest bearing, net                  -         196,607       196,607
  Effect of interest rate swaps and
    financial futures                        (40,703)         40,703             -
                                          ----------    ------------    ----------

    Total liabilities & members equity,
      net of derivatives                  $  606,291    $    553,153    $1,159,444
                                          ==========    ============    ==========

Repricing difference                      $   36,322
                                          ==========
Cumulative gap

Cumulative gap as % total assets

     * Includes loans held for sale, net of allowance for loan losses

CAPITAL

     NCB's strong capital position should support growth, continuing access to financial markets, and allow for greater flexibility during difficult economic periods.

     Historically, NCB has maintained a strong capital structure. NCB's average equity to average assets was 14.1% in 2002 compared with 14.0% in 2001. When including NCB's subordinated debt, NCB's average total capital to average assets was 29.6% and 30.2% in 2002 and 2001, respectively. The Act limits NCB's outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2002, NCB, FSB maintained capital levels well in excess of regulatory requirements.

PATRONAGE POLICY

     Each year, NCB declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In September 2002, NCB distributed $12.8 million to its active member-borrowers. Of this total, approximately $5.7 million was distributed in cash.

CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a valuation allowance which management believes to be adequate to cover estimated loan and lease financing losses inherent in the existing portfolio. A provision for loan losses is added to the allowance and charged to expense. Loan and lease charge-offs, net of recoveries, are deducted from the allowance. When a portion of a loan is deemed un-collectible, a full or partial charge-off against the allowance for loan losses is made. The factors utilized by management in determining the adequacy of the allowance include, but are not limited to, the following: the present and prospective financial condition of the borrowers and the values of any underlying collateral; evaluation of the loan and lease financing portfolio in conjunction with historical loss experience; portfolio composition; and current and projected economic conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb expected losses inherent in the loan portfolio at the balance sheet date. Changes in economic conditions and economic prospects of borrowers can occur quickly; consequently, losses that NCB ultimately realizes could differ from the estimates made by management.

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

SERVICING ASSETS AND INTEREST-ONLY RECEIVABLES

     Effective April 1, 2001, NCB adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,"(SFAS No. 140) which supersedes, but generally retains, the requirements of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) which supercedes but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights". These statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

     Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

     Under SFAS No. 140, servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

     Interest-only strips are created when loans are sold servicing retained and a portion of the interest retained by NCB does not depend on the servicing work being performed. The interest-only strips are amortized to interest income using the interest method. The interest-only strips are carried at the lower of aggregate cost or market in accordance with Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF No. 99-20).

     NCB continually updates the assumptions used in determining the fair value and required amortization of interest-only strips. As a result of the updated assumptions used to reflect current market data, the interest-only receivable amortization in 2002 was $561 thousand lower than what would have been recorded using previous assumptions. The lower amortization is reflected in the Consolidated Statements of Income as $264 thousand higher interest income on investment securities for certified interest-only strips and $297 thousand higher excess yield on non-certificated interest-only strips.

     Substantially all interest-only receivables pertain to blanket loans made to cooperative housing corporations as first mortgages. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout or defeasance period are discounted only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

     Interest-only receivables that are certificated have been included as investment securities consistent with SFAS No. 115. Interest-only receivables that are not certificated are included as other assets.

     Gains or losses on sales and securitizations and sales depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale. Since quoted market prices are generally not available, NCB usually estimates fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved. Gains on sales and securitizations are reported in non-interest income.

     The fair value of the interest-only receivables is determined using discounted future expected cash flows at various discount rates, with no credit losses assumed. In an effort to maximize the value of interest-only receivables, most cooperative mortgages have very strict prepayment restrictions. The most common prepayment protection is a lockout period, followed by either a fixed percentage penalty, or some form of yield maintenance. Interest-only receivables are valued through the entire lockout period and up to the estimated point of prepayment by the borrower. For loans that do not have prepayment options, the related interest-only receivable is adjusted at the time of prepayment.

     The original discount rate varies for each loan sale transaction. The discounted rate of future expected cash flows is equal to a spread over the benchmark index that the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. An appropriate spread determined by Management is added to the index to determine the current discount rate.

     The assumption of no credit losses is unique to NCB in that the collateral that backs all of the interest-only receivable, has extremely low loan-to-value ratios (weighted average ratio below 35%) and a historical zero default rate. No NCB securitized mortgage, past or present, has ever resulted in credit loss. Moreover, only one NCB securitized mortgage has ever gone 90 days late.

     The weighted average life of each interest-only receivable will vary with the mortgage terms that back the transaction.

     Interest-only receivables that are subject to prepayment risk such that NCB may not recover substantially all of its investment are recorded at fair value with subsequent adjustments reflected in other comprehensive income or in earnings if the fair value of the interest-only receivable has declined below its carrying amount and such decline has been determined to be other than temporary.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, NCB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, and recorded a cumulative effect gain of $1.7 million (SFAS 133) to recognize the fair value of interest rate swaps with an offsetting cumulative effect loss of $1.7 million to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates. Additionally, NCB recorded a cumulative effect loss of $4.5 million to recognize derivatives at fair value and a cumulative effect gain of $4.6 million to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

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

Accounting for Derivatives

     All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or (2) a hedge of actual or forecasted cash flows.

     When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as either fair value or cash flow hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

     NCB discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.

     When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, NCB will continue to carry the derivative on the balance sheet at its fair value and any gains or losses accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in earnings.

     Prior to the adoption of SFAS 133, interest rate derivative contracts were accounted for by the deferral method if designated as hedges and expected to be effective in reducing risk. The resulting gains or losses were deferred and recognized in income along with effects of the related hedged asset or liability. If the hedge was no longer deemed to be effective, hedge accounting was discontinued; previously unrecognized hedge results and the net settlement upon closeout were deferred and amortized over the life of the hedged asset or liability. If the hedged asset or liability settled before maturity of the interest rate derivative contract and the derivative contract was closed out or settled, the net settlement amount was accounted for as part of the gains and losses on the hedged item.


INCOME TAXES

     The Act provides that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income. The Act also provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NCB's financial statements and notes thereto are set forth beginning on the following page. NCB is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheet of National Cooperative Bank and subsidiaries as of December 31, 2002 and the related consolidated statements of income, comprehensive income, changes in members' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated
March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Mclean, Virginia
March 28, 2003

                    Report of Independent Public Accountants

To the Board of Directors and
Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in members equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Vienna, Virginia
March 29, 2002


Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the National Cooperative Bank's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit
23.2 for further discussion.

                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2002 AND 2001



ASSETS                                              2002               2001
                                               ---------------    ---------------
Cash and cash equivalents                      $    71,962,441    $    67,736,253
Restricted cash                                      4,849,396         17,874,790
Investment securities
  Available-for-sale (amortized cost of
  $103,780,639 and $45,295,077)                    107,941,909         46,335,450
  Held-to-maturity (fair value of $4,786,587
      and $3,528,171)                                3,604,987          3,620,419
Loans held for sale                                258,221,210        176,540,933
Loans and lease financing                          751,829,454        821,950,845
  Less: Allowance for loan losses                  (14,580,619)       (22,239,903)
                                               ---------------    ---------------
  Net loans  and lease financing                   737,248,835        799,710,942
Other assets                                        55,848,393         54,619,991
                                               ---------------    ---------------

  Total assets                                 $ 1,239,677,171    $ 1,166,438,778
                                               ===============    ===============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits                                       $   368,965,325    $   222,889,886
Patronage dividends payable in cash                  8,013,698          4,922,056
Other liabilities                                   55,618,564         36,560,179
Borrowings
  Short-term                                       220,991,682        256,553,797
  Long-term
     Current                                        59,000,000         78,333,333
     Non-current                                   163,514,517        218,607,792

  Subordinated debt                                188,096,087        186,451,787
                                               ---------------    ---------------
  Total borrowings                                 631,602,286        739,946,709
                                               ---------------    ---------------
  Total liabilities                              1,064,199,873      1,004,318,830
                                               ---------------    ---------------
MEMBERS' EQUITY
Common stock
  Class B                                          117,969,383        111,738,805
  Class C                                           22,306,220         22,141,668
  Class D                                                  300                300
Retained earnings
  Allocated                                         10,199,251          7,677,591
  Unallocated                                       17,384,903         17,287,555
Accumulated other comprehensive income               7,617,241          3,274,029
                                               ---------------    ---------------

  Total members' equity                            175,477,298        162,119,948
                                               ---------------    ---------------
  Total liabilities and members' equity        $ 1,239,677,171    $ 1,166,438,778
                                               ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           NATIONAL COOPERATIVE BANK
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    2002            2001           2000
                                                ------------    ------------    ------------
Interest Income
  Loans and lease financing                     $ 70,188,801    $ 82,374,874    $ 88,422,307
  Investment securities                            3,095,418       2,958,222       4,813,809
                                                ------------    ------------    ------------
      Total interest income                       73,284,219      85,333,096      93,236,116
                                                ------------    ------------    ------------

Interest expense
  Deposits                                         7,978,115       8,090,089       6,671,325
  Short-term borrowings                           14,204,673      15,148,875      20,085,848
  Long-term debt, other borrowings
      and subordinated debt                       19,860,582      27,896,666      34,295,391
                                                ------------    ------------    ------------
      Total interest expense                      42,043,370      51,135,630      61,052,564
                                                ------------    ------------    ------------

  Net interest income                             31,240,849      34,197,466      32,183,552

Provision for loan losses                          1,283,160       3,061,841       3,206,667
                                                ------------    ------------    ------------
  Net interest income after
      provision for loan losses                   29,957,689      31,135,625      28,976,885
                                                ------------    ------------    ------------

Non-interest income
  Gain on sale of loans                           20,862,324       8,483,528       2,379,809
  Servicing fees                                   3,700,890       3,307,407       2,936,347
 Loan fees                                         3,978,905       6,560,658       2,142,797
 Excess yield income                               3,558,462       1,853,610         789,322
  Other                                            2,829,042       1,438,770       1,309,890
                                                ------------    ------------    ------------
      Total non-interest income                   34,929,623      21,643,973       9,558,165
                                                ------------    ------------    ------------

Non-interest expense
  Compensation and employee benefits              22,804,236      19,703,678      15,834,737
  Contractual services                             5,555,321       5,501,527       3,520,032
  Occupancy and equipment                          5,845,856       4,883,390       3,488,827
 Information systems                               2,044,330       2,027,645       1,601,431
 Corporate development                             1,944,852       1,798,175       1,847,530
 Travel and entertainment                          1,306,642       1,201,052       1,432,747
  Other                                            4,105,971       3,428,657       1,760,008
                                                ------------    ------------    ------------
      Total non-interest expense                  43,607,208      38,544,124      29,485,312
                                                ------------    ------------    ------------

  Contribution to NCB Development Corporation      2,000,000               -               -
  Development Corporation

Net income before taxes                           19,280,104      14,235,474       9,049,738

Provision for income taxes                         1,792,165       1,708,590       1,716,799
                                                ------------    ------------    ------------

Net income                                        17,487,939    $ 12,526,884    $  7,332,939
                                                ============    ============    ============

Distribution of net income
  Patronage dividends                           $ 18,212,949    $ 12,599,647    $  8,763,937
  Retained earnings                                 (725,010)        (72,763)     (1,430,998)
                                                ------------    ------------    ------------
                                                  17,487,939    $ 12,526,884    $  7,332,939
                                                ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                              2002            2001            2000
                                          ------------    ------------    ------------
Net income                                $ 17,487,939    $ 12,526,884    $  7,332,939

Other comprehensive income, net of tax:
  Net unrealized holding gains
     before tax                              4,358,855       1,519,082       2,621,356
  Tax expense                                  (15,643)         (1,076)         (1,132)
                                          ------------    ------------    ------------

Comprehensive income                      $ 21,831,151    $ 14,044,890    $  9,953,163
                                          ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     RETAINED         RETAINED       ACCUMULATED OTHER       TOTAL
                                     COMMON          EARNINGS         EARNINGS         COMPREHENSIVE        MEMBERS'
                                      STOCK          ALLOCATED       UNALLOCATED        INCOME(LOSS)         EQUITY
                                  -------------    -------------    -------------    -----------------    -------------
Balance, December 31, 1999        $ 122,260,494    $   9,203,865    $  16,682,644    $        (864,201)   $ 147,282,802
Net income                                    -                -        7,332,939                    -        7,332,939
Cancellation and
  redemption of stock                (2,222,044)               -        1,857,463                    -         (364,581)
1999 patronage dividends
  distributed in common stock         9,410,013       (9,203,865)         (12,412)                   -          193,736
Proceeds from issuance of
  common stock                           10,000                -                -                    -           10,000
Other dividends paid                          -                -         (292,107)                   -         (292,107)
2000 patronage dividends
  To be distributed in cash                   -                -       (3,330,296)                   -       (3,330,296)
  Retained in form of equity                  -        5,433,641       (5,433,641)                   -                -
Unrealized gain on investment
  securities available-for-sale               -                -                -            2,620,224        2,620,224
                                  -------------    -------------    -------------    -----------------    -------------
Balance, December 31, 2000          129,458,463        5,433,641       16,804,590            1,756,023      153,452,717
Net income                                    -                -       12,526,884                    -       12,526,884
Cancellation and redemption
  of stock                             (579,982)        (431,349)         689,148                    -         (322,183)
2000 patronage dividends
  distributed in common stock         5,002,292       (5,002,292)               -                    -                -
Adjustment to 2000 dividends
  paid in 2001                                -                -            4,705                    -            4,705
Other dividends paid                          -                -         (138,125)                   -         (138,125)
2001 patronage dividends
  To be distributed in cash                   -                -       (4,922,056)                   -       (4,922,056)
  Retained in form of equity                  -        7,677,591       (7,677,591)                   -                -
Unrealized gain on investment
  securities available-for-sale               -                -                -            1,518,006        1,518,006
                                  -------------    -------------    -------------    -----------------    -------------
Balance, December 31, 2001          133,880,773        7,677,591       17,287,555            3,274,029      162,119,948
Net income                                                             17,487,939                            17,487,939
Cancellation and redemption
  of stock                             (702,226)        (580,235)       1,040,982                    -         (241,479)
2001 patronage dividends
  distributed in common stock         7,097,356       (7,097,356)               -                    -                -
Other dividends paid                          -                -         (218,624)                   -         (218,624)
2002 patronage dividends
  To be distributed in cash                   -                -       (8,013,698)                   -       (8,013,698)
  Retained in form of equity                  -       10,199,251      (10,199,251)                   -                -
Unrealized gain on investment
  securities available-for-sale               -                -                -            4,343,212        4,343,212
                                  -------------    -------------    -------------    -----------------    -------------
Balance, December 31, 2002        $ 140,275,903    $  10,199,251    $  17,384,903    $       7,617,241    $ 175,477,298
                                  =============    =============    =============    =================    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                         2002               2001               2000
                                                   ---------------    ---------------    ---------------
Cash flows from operating activities
 Net income                                        $    17,487,939    $    12,526,884    $     7,332,939
 Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities
 Provision for loan losses                               1,283,160          3,061,841          3,206,667
 Depreciation and amortization                          18,882,930          8,184,279          6,069,215
 Gain on sale of loans                                 (20,862,324)        (8,483,529)        (2,379,809)
 Loan originations                                    (777,492,803)      (512,625,379)      (217,084,270)
 Proceeds from sale of loans held for sale             626,967,127        440,382,118        252,447,844
 Increase in other assets                               (2,379,665)       (10,532,841)        (2,943,425)
 (Decrease) increase in other liabilities               14,025,909           (425,563)        12,272,514
                                                   ---------------    ---------------    ---------------
 Net cash provided by (used in) operating
   activities                                         (122,087,727)       (67,912,190)        58,921,675
                                                   ---------------    ---------------    ---------------
Cash flows from investing activities
 Decrease/(increase) in restricted cash                 13,025,394        (13,999,241)         1,011,664
 Purchase/ sale of investment securities:
   Available-for-sale                                  (22,762,767)       (11,361,274)        (8,827,885)
   Held-to-maturity                                              -                  -            (25,000)
 Proceeds from maturities of investment
 securities:
   Available-for-sale                                   21,306,180         10,567,408          8,077,202
   Held-to-maturity                                         69,255                  -                  -
 Proceeds from the sale of investment securities                 -            231,288          2,369,713
 Net decrease in loans and lease
   financing                                            78,715,921         19,474,596       (118,460,395)
 Proceeds from sale of portfolio loans                  11,998,863         37,127,773         56,560,556
 Purchases of premises and equipment                    (2,361,758)        (4,465,397)          (723,524)
                                                   ---------------    ---------------    ---------------
 Net cash provided by (used in)
   investing activities                                 99,991,088         37,575,153        (60,017,669)
                                                   ---------------    ---------------    ---------------
Cash flows from financing activities
 Net increase in deposits                              146,075,439         73,929,265         22,889,362

 Net decrease in short-term borrowings                 (35,519,000)       (13,026,188)       (14,009,369)
 Proceeds from issuance of long-term debt                        -        153,763,050         49,238,441
 Repayment on long-term debt                           (78,333,333)      (149,166,667)       (44,500,000)
 Dividends paid                                         (5,900,279)        (3,921,148)        (5,937,499)
                                                   ---------------    ---------------    ---------------
 Net cash provided by financing activities              26,322,827         61,578,312          7,680,935
                                                   ---------------    ---------------    ---------------
Increase in cash and cash equivalents                    4,226,188         31,241,275          6,584,941
Cash and cash equivalents, beginning of year            67,736,253         36,494,978         29,910,037
                                                   ---------------    ---------------    ---------------
Cash and cash equivalents, end of year             $    71,962,441    $    67,736,253    $    36,494,978
                                                   ===============    ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Supplemental schedule of investing and financing activities:

                                         2002           2001           2000
                                     ------------   ------------   ------------
Unrealized gain on investment
     securities available-for-sale   $  4,343,212   $  1,518,006   $  2,620,224

Common stock cancelled against
   allowance for loan losses         $    103,187   $    118,362   $     17,955

Interest paid                        $ 41,898,671   $ 54,650,456   $ 59,309,707

Income taxes paid                    $  1,829,974   $  1,520,800   $  1,463,270

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     National Consumer Cooperative Bank, doing business as National Cooperative Bank (NCB), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the Act). NCB provides loans and financial services primarily to cooperatives. NCB Capital Corporation (NCBCC), previously named NCB Mortgage Corporation, a wholly owned subsidiary, originates, sells and services real estate and commercial loans for cooperatives. NCB Financial Corporation (NCBFC), a wholly owned subsidiary, is the holding company of NCB, FSB, previously known as NCB Savings Bank, FSB, a federally-chartered thrift institution. NCB 1, Inc. (NCB 1), a wholly owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (NCBRFC), a wholly owned subsidiary, purchases and sells commercial loans. EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc. (NCBFA), a wholly owned subsidiary, provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations. NCB Funding Corporation (NCBFDC), a wholly owned subsidiary, is a special purpose corporation that participates in the securitization and sale of real estate loans. NCB NetPlatform, Inc. (NCBNPI), a wholly owned subsidiary, builds and offers Internet technology platforms. NCB Franchise Services, Inc., also known as FRANDATA, a wholly owned subsidiary of NCBNPI, is in the information services business. Capital Avenue, Inc., a wholly owned subsidiary, is an Internet-based, company that marketed products and services to customers through alliances with independent insurance agencies, insurance companies and other insurance entities. NCB is in the process of causing Capital Avenue, Inc., to be dissolved.

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

     Borrowers from NCB, under section 108 of the Act, are required to own Class B stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB's sole discretion, in case of certain events, including default.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements of NCB do not include the assets, liabilities or results of operations of NCBDC.

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flow, cash equivalents include cash on hand, amounts due from banks, federal funds sold and overnight investments. Cash equivalents have original maturities of 90 days or less.

INVESTMENTS

     Securities are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires, among other things, for NCB to classify and account for debt and equity securities as follows:

     Available-for-sale securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity and changes in the availability and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold and are included in earnings.

     Held-to-maturity securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, NCB adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) as amended, and recorded a cumulative effect gain of $1.7 million gain to recognize the fair value of interest rate swaps with an offsetting cumulative effect loss of $1.7 million loss to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates. Additionally, NCB recorded a cumulative effect loss of $4.5 million to recognize derivatives at fair value and a cumulative effect gain of $4.6 million to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

Derivative Instruments and Hedging Activities

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

Accounting for Derivatives

     All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or (2) a hedge of actual or forecasted cash flows.

     When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as either fair value or cash flow hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values or cash flows of hedged items.

     NCB discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.

     When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value. When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, NCB will continue to carry the derivative on the balance sheet at its fair value and any gains or losses accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in earnings.

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

     Leasing operations consist principally of leasing equipment under direct financing leases expiring in various years through 2007. All lease financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.

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

SERVICING ASSETS AND INTEREST-ONLY RECEIVABLES

     Effective April 1, 2001, NCB adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,"(SFAS No. 140) which supersedes, but generally retains, the requirements of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) which supercedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights". These statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

     Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

     Servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

     Interest-only strips are created when loans are sold servicing retained and a portion of the interest retained by NCB does not depend on the servicing work being performed. The interest-only strips are amortized to interest income using the interest method. The interest-only strips are carried at the lower of aggregate cost or market in accordance with Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF No. 99-20).

     NCB continually updates the assumptions used in determining the fair value and required amortization of interest-only strips. As a result of the updated assumptions used to reflect current market data, the interest-only receivable amortization in 2002 was $561 thousand lower than what would have been recorded using the previous assumptions. The lower amortization is reflected in the Consolidated Statements of Income as $264 thousand higher interest income on investment securities for certified interest-only strips and $297 thousand higher excess yield on non-certificated interest-only strips.

     Substantially all interest-only receivables pertain to blanket loans made to cooperative housing corporations as first mortgages. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout period are discounted only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

     Interest-only receivables that are certificated have been included as investment securities consistent with SFAS No. 115. Interest-only receivables that are not certificated are included as other assets.

     Gains or losses on sales and securitizations depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale. Since quoted market prices are generally not available, NCB usually estimates fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved. Gains on sales and securitizations are reported in non-interest income.

     The fair value of the interest-only receivables is determined using discounted future expected cash flows at various discount rates, with no credit losses assumed. In an effort to maximize the value of interest-only receivables, most cooperative mortgages have very strict prepayment restrictions. The most common prepayment protection is a lockout period, followed by either a fixed percentage penalty, or some form of yield maintenance. Interest-only receivables are valued through the entire lockout period and up to the estimated point of prepayment by the borrower. For loans that do not have prepayment options, the related interest-only receivable is adjusted at the time of prepayment.

     The original discount rate varies for each loan sale transaction. The discounted rate of future expected cash flows is equal to a spread over the benchmark index that the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. An appropriate spread determined by Management is added to the index to determine the current discount rate.

     The assumption of no credit losses is unique to NCB in that the collateral that backs all of the interest-only receivable has extremely low loan-to-value ratios (weighted average ratio below 35%) and a historical zero default rate. No NCB securitized mortgage, past or present, has ever resulted in credit loss. Moreover, only one NCB securitized mortgage has ever gone 90 days late.

      The weighted average life of each interest-only receivable will vary with the mortgage terms that back the transaction.

     Interest-only receivables that are subject to prepayment risk such that NCB may not recover substantially all of its investment are recorded at fair value with subsequent adjustments reflected in other comprehensive income or in earnings if the fair value of the interest-only receivable has declined below its carrying amount and such decline has been determined to be other than temporary.

OTHER ASSETS

     Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Included in other assets is goodwill in the amount of $101,793 which is tested annually for impairment.

     Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Leasehold improvements are amortized on a straight-line basis over the terms of the leases. Furnishings, equipment, and software are depreciated using an accelerated method over seven, five, and three years, respectively.

INCOME TAXES

     The Act provides that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income. The Act also provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

     NCB provides for income taxes under SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

2.   CASH AND CASH EQUIVALENTS

     The composition of cash and cash equivalents at December 31, are as follows:

                                              2002           2001
                                           ------------   ------------
Cash in bank                               $ 49,228,761   $ 15,754,791
Federal funds                                   448,507     43,033,299
Overnight investments                        22,285,173      8,948,163
                                           ------------   ------------
Total                                      $ 71,962,441   $ 67,736,253
                                           ============   ============

3.   INVESTMENT SECURITIES

     The composition of available-for-sale investment securities at December 31, is as follows:

                                                      2002
                            -------------------------------------------------------------
                                               GROSS           GROSS
                              AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                COST           GAINS           LOSSES          VALUE
                            -------------   -------------   ------------    -------------
U.S. Treasury and agency
  obligations               $  24,522,229   $     876,073   $           -   $  25,398,302
Mortgage-backed securities     55,102,171       2,262,470               -      57,364,641
Corporate bonds                 2,014,441          87,319               -       2,101,760
Mutual funds                    2,202,178               -          90,508       2,111,670
Interest-only receivables      19,939,620       1,102,443          76,527      20,965,536
                            -------------   -------------   -------------   -------------
Total                       $ 103,780,639   $   4,328,305   $     167,035   $ 107,941,909
                            =============   =============   =============   =============

                                                      2001
                            -------------------------------------------------------------
                                               GROSS           GROSS
                              AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                COST           GAINS           LOSSES          VALUE
                            -------------   -------------   ------------    -------------
U.S Treasury and agency
  obligations               $  21,982,905   $     858,011   $      51,654   $  22,789,262
Corporate bonds                 2,629,394         113,744               -       2,743,138
Mutual funds                    2,622,142               -          92,517       2,529,625
Interest-only receivables      18,060,636         287,678          74,889      18,273,425
                            -------------   -------------   ------------    -------------
Total                       $  45,295,077   $   1,259,433   $     219,060   $  46,335,450
                            =============   =============   =============   =============

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

     The maturities of available-for-sale investment securities at December 31 are as follows:

                                                    2002
                                 -------------------------------------------
                                                  WEIGHTED
                                   AMORTIZED       AVERAGE         FAIR
                                     COST           YIELD          VALUE
                                 -------------   ----------    -------------
Within 1 year                    $   9,698,620         3.71%   $   9,789,221
After 1 year through 5 years        16,838,050         5.39%      17,801,442
                                 -------------         ----    -------------
Total                            $  26,536,670         5.66%   $  27,509,972
                                 =============         ====    =============

     Mutual funds, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mortgage-backed securities and interest-only receivables have contractual maturities which may differ from actual maturities because borrowers have the right to call or prepay obligations.

                                                    2001
                                 -------------------------------------------
                                                  WEIGHTED
                                   AMORTIZED       AVERAGE         FAIR
                                     COST           YIELD          VALUE
                                 -------------   ----------    -------------
Within 1 year                    $   9,422,115         6.16%   $   9,279,813
After 1 year through 5 years        30,854,176         6.37%      31,749,173
After 5 years through 10 years       5,018,786         6.71%       5,306,464
                                 -------------         ----    -------------
Total                            $  45,295,077         6.41%   $  46,335,450
                                 =============         ====    =============

     The composition of held-to-maturity investment securities at December 31, is as follows:

                                                    2002
                                 -------------------------------------------
                                                    GROSS
                                   AMORTIZED      UNREALIZED        FAIR
                                     COST           YIELD          VALUE
                                 -------------   -----------   -------------
Mortgage-backed securities       $   2,881,363   $ 1,181,600   $   4,062,963
Private debt security                  723,264             -         723,624
                                 -------------   -----------   -------------
Total                            $   3,604,987   $ 1,181,600   $   4,786,587
                                 =============   ===========   =============

                                                    2001
                                 -------------------------------------------
                                                    GROSS
                                   AMORTIZED      UNREALIZED        FAIR
                                     COST           YIELD          VALUE
                                 -------------   -----------   -------------
Mortgage-backed securities       $   2,827,541   $    92,248   $   2,735,293
Private debt security                  767,878             -         767,878
Equity investments                      25,000             -          25,000
                                 -------------   -----------   -------------
Total                            $   3,620,419   $    92,248   $   3,528,171
                                 =============   ===========   =============

     In 2002 and 2001, mortgage-backed securities held-to-maturity had a weighted average yield of 7.1% and 9.4%, respectively, and mature within five years.

     In 2002, 2001 and 2000, available-for-sale securities totaling $0, $232,085 and $2,369,713, respectively, were sold resulting in a loss of $0, $797 and $15,624, respectively. There were no sales of securities classified as held-to-maturity during 2002, 2001 and 2000. NCB held no callable investment securities at December 31, 2002, 2001 and 2000.

4.   LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2002 and 2001 are $2.9 billion and $2.5 billion, respectively.

5.   LOANS AND LEASE FINANCING

     Loans and leases outstanding by category at December 31, are as follows:

                                     2002             2001
                                 -------------   -------------
Commercial loans                 $ 411,906,924   $ 466,025,616
Real estate loans:
   Residential                     274,808,835     268,881,408
   Commercial                        4,325,198       4,490,320
Lease financing                     60,788,497      82,553,501
                                 -------------   -------------
Total                            $ 751,829,454   $ 821,950,845
                                 =============   =============

6.   RECEIVABLES SOLD WITH RECOURSE

     Restricted cash of $0.8 million and $3.8 million at December 31, 2002 and December 31, 2001, respectively, is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1992 and 1993. During 2002 the Series 1992 loans were terminated. The balance of the 1993 loans sold was $5.7 million at December 31, 2002. At December 31, 2001, the combined remaining balance of the 1992 and 1993 loans was $30.4 million. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

     In addition, restricted cash of $10.0 million at December 31, 2001, is held for the benefit of MBIA Insurance Corporation (MBIA) in the event of certain loans sold under the terms of the Loan Purchase Program and Sale Agreement. During 2002 the $10 million in restricted cash was released to NCB as the original MBIA Loan Purchase program was effectively closed as NCB repurchased the remaining loans sold to MBIA under the terms of a Loan Purchase Program and Sale Agreement, dated February 1, 1995 (as amended).

     Restricted cash of $4.1 million at December 31, 2002 and December 31, 2001, is held for the benefit of Rabobank International under the terms of the Agreement, dated June 20, 2001, for the current Loan Purchase Program. The restricted cash is in the form of an Equity Reserve Account maintained at Allfirst Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

     In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (the Agreement) with Fannie Mae in connection with NCB's sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae's issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses are paid by NCB or when the obligation, as adjusted for any losses paid, exceeds 12% of the unpaid principal balance of the covered loans.

     The Letter of Credit maintained under Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of December 31, 2002 and December 31, 2001. The unpaid principal balance of the loans covered by the Agreement was $293.2 million as of December 31, 2002 compared with $298.2 million as of December 31, 2001. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

7.   IMPAIRED ASSETS

     Impaired loans, representing the nonaccrual loans at December 31, 2002 and 2001, totaled $5.4 million and $5.7 million, respectively. At December 31, 2002, included in the allowance for loan losses is $1.4 million which relates to total impaired loans of $5.4 million. The average investment in imparied loans was $7.9 million and $3.3 million at December 31, 2002 and 2001, respectively. Specific allowances of $1.0 and $1.4 were established at December 31, 2002 and 2001, respectively. During 2002 and 2001, the interest collected on the nonaccrual loans was applied to reduce the outstanding principal.

     At December 31, 2002 and December 31, 2001, there were commitments of $5.6 million and $0, respectively to lend additional funds to borrowers whose loans are impaired.

     At December 31, 2002 and 2001, there was no real estate owned property.

8.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses:

                                            2002            2001            2000
                                        ------------    ------------    ------------
Balance at beginning of year            $ 22,239,903    $ 21,260,284    $ 18,693,670
Provision for loan losses                  1,283,160       3,061,841       3,206,667
Charge-offs                               (8,013,472)     (3,972,980)     (1,270,656)
Recoveries of loans previously
  charged-off                                739,143       1,890,758         630,603
Reclassified to reserve for un-funded
  commitments                             (1,668,115)              -               -
                                        ------------    ------------    ------------
Balance at end of year                  $ 14,580,619    $ 22,239,903    $ 21,260,284
                                        ============    ============    ============

     The allowance for loan losses was 1.9%, 2.7% and 2.4% of loans and lease financing, excluding loans held for sale, at December 31, 2002, 2001, and 2000, respectively.

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

     In addition, NCB through its subsidiary, NCB, FSB, enters into transactions in the normal course of business with its directors, officers, employees, and their immediate family members.

     For the year ended December 31, 2002, activity related to loans to affiliated cooperatives, directors, officers, employees, and their immediate family members is as follows:

                                JANUARY 1,                                  DECEMBER 31,
                                  2002          ADDITIONS     DEDUCTIONS       2002
                               ------------   ------------   ------------   ------------
 Outstanding balances          $130,908,998   62,233,790     44,256,741     148,886,047

 Percent of loans outstanding          13.7                                        14.7

     During 2002, 2001 and 2000, NCB recorded interest income of $8.4 million, $8.9 million, and $12.6 million, respectively, on loans to related parties.

10.  PREMISES AND EQUIPMENT

     Premises and equipment are included in other assets and consist of the following as of December 31:

                                           2002            2001
                                       ------------    ------------
   Furniture and equipment             $  4,479,288    $  3,247,137
   Leasehold improvements                 3,442,634       3,137,903
   Other                                  3,643,066       2,817,193
                                       ------------    ------------
                                         11,564,988       9,202,233
   Less: Accumulated depreciation
           and amortization              (6,486,311)     (4,513,749)
                                       ------------    ------------
   Total premises and equipment, net   $  5,078,677    $  4,688,484
                                       ============    ============

11.  LEASES

     Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002 are as follows:

                    YEAR                      AMOUNT
               --------------              -------------
               2003                        $   2,967,869
               2004                            3,163,797
               2005                            3,252,391
               2006                            3,343,641
               2007                            3,448,162
               Thereafter                     14,790,206
                                           -------------

               Total payments              $  30,966,066
                                           =============

     Rental expense on premises and office equipment in 2002, 2001, and 2000 was $2,693,714, $2,334,863 and $1,667,526, respectively.

     During 2001, NCB deferred incentives received in connection with the headquarters lease for office space. These incentives are being amortized over the ten-year life of the lease. At December 31, 2002 and 2001, the un-amortized lease incentives totaled $2,858,360 and $2,778,891, respectively.

12.  DEPOSITS

     Deposits as of December 31, are summarized as follows:

                                          2002                          2001
                              --------------------------    ---------------------------
                                               WEIGHTED                       WEIGHTED
                                               AVERAGE                        AVERAGE
                                 BALANCE         RATE          BALANCE          RATE
                              -------------   ----------    -------------    ----------
   Passbook accounts          $   5,589,804         1.55%   $   4,290,178          2.15%
   Money market demand and
       NOW accounts             170,637,995         1.05%      98,453,327          1.58%
   Fixed-rate certificates:
       Less than $100,000        85,301,469         3.76%      68,867,842          5.46%
       $100,000 or greater      107,436,057         3.01%      51,278,539          4.84%
                              -------------         ----    -------------         -----
   Total deposits             $ 368,965,325         2.26%   $ 222,889,886         3.54%
                              =============         ====    =============         =====

     The remaining contractual maturities of certificate accounts at December 31, are as follows:

                                                          2002
                                      ---------------------------------------------
                                        LESS THAN        $100,000
                                        $100,000         AND OVER         TOTAL
                                      -------------   -------------   -------------
2003                                  $  60,801,963   $  87,345,713   $ 148,147,676
2004                                     16,697,056      10,769,922      27,466,978
2005                                      6,612,039       8,604,826      15,216,865
2006                                        656,842         120,596         777,438
2007                                        420,633         595,000       1,015,633
2008 and thereafter                         112,936               -         112,936
                                      -------------   -------------   -------------

Total                                 $  85,301,469   $ 107,436,057   $ 192,737,526
                                      =============   =============   =============

                                                          2001
                                      ---------------------------------------------
                                        LESS THAN        $100,000
                                         $100,000       OR GREATER        TOTAL
                                      -------------   -------------   -------------
Three months or less                  $  11,074,407   $  11,593,874   $  22,668,281
Three to six months                       9,631,869       5,222,028      14,853,897
Six to twelve months                     20,718,429      16,144,301      36,862,730
Twelve months or longer                  27,443,137      18,318,336      45,761,473
                                      -------------   -------------   -------------

Total                                 $  68,867,842   $  51,278,539   $ 120,146,381
                                      =============   =============   =============

13.  SHORT-TERM BORROWINGS

REVOLVING CREDIT FACILITIES

     At December 31, 2002, NCB had $350.0 million of committed revolving lines of credit available of which $23.0 million was outstanding. $175.0 million of this facility is available until February 11, 2005 and the remaining $175.0 million is available until February 11, 2003. In addition, NCB had bid lines available and outstanding of $27.5 million at December 31, 2002.

     At December 31, 2001, NCB had $328.0 million of committed revolving lines of credit available of which $31.0 million was outstanding. $154.0 million of this facility is available until May 23, 2003 and the remaining $174.0 million is available until May 22, 2002. In addition, NCB had $32.5 million of uncommitted bid lines, $19.5 million of which was outstanding at December 31, 2001.

     Interest expense from borrowings under the revolving line of credit facilities was $1,982,333, $5,764,995 and $4,295,418, in 2002, 2001 and 2000,
respectively.

     The following is a summary of the borrowings under the facilities for the years ended December 31:

                                               2002             2001
                                           -------------    -------------
   Borrowings outstanding at December 31   $  50,500,000    $  50,500,000

   Unused capacity at December 31*           160,639,000       90,320,000

   Average line of credit borrowings
       outstanding during the year            76,829,000      120,749,000

   Maximum borrowings during the year        159,500,000      166,500,000

   Weighted average borrowing rate:
       During the year                              2.54%            4.63%
       At December 31                               2.18%            2.64%

* Defined as available capacity under revolving lines of credit less 100% of commercial paper backup and the amounts outstanding under the customer short-term borrowings program.

     Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. As of December 31, 2002 and 2001, commitment fees for the line of credit ranged between 0.175% and 0.200%, respectively, of the commitment balance. Total commitment fees paid for revolving credit facilities were $945,574, $1,112,364, and $1,211,000, in 2002,
2001 and 2000, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.

     At December 31, 2002, NCB is required under these revolving line of credit agreements to maintain $25.0 million of cash, cash equivalents, and investments and have, among other items, total members' equity plus subordinated debt of not less than $322.6 million.

OTHER SHORT-TERM BORROWINGS

     In an effort to reduce NCB's cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2002 and 2001, the short-term borrowings outstanding totaled $17.5 million and $16.1 million, respectively. NCB also has a commercial paper program in place to further reduce NCB's cost of funds. At December 31, 2002 and 2001, commercial paper totaled $148.2 million and $189.9 million, respectively.

     NCB, through its subsidiary NCB, FSB, has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 135% - 300% of such advances. These eligible mortgages had outstanding principal balances totaling $241,410,490 and $131,959,768 at December 31, 2002 and 2001. Outstanding advances at December 31, 2002 and 2001 were $4.8 million and $0 million, respectively. Interest expense on the advances for the years ended December 31, 2002 and 2001 were $148,113 and $3,767, respectively.

     During 2002 and 2001, NCB did not enter into any reverse repurchase agreements. There were no reverse repurchase agreements outstanding at December 31, 2002 and 2001.

     The carrying amounts of short-term borrowings at December 31 are as follows (dollars in thousands):

                                                         Carrying Amount
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
             Line of credit                           $   50,500   $   50,500
             Commercial paper                            148,238      189,929
             Other                                        17,454       16,125
             FHLB advances                                 4,800            -
                                                      ----------   ----------

             Total short-term borrowings              $  220,992   $  256,554
                                                      ==========   ==========

14.  LONG-TERM DEBT

     NCB has entered into various agreements for the extension of credit with third parties. At December 31, 2002 and 2001, under its medium-term note program, NCB had approval to issue up to $400.0 million. As of December 31, 2002 and 2001, NCB had $104.0 million and $154.0 million, respectively, outstanding under this program. In addition, as of December 31, 2002 and 2001, NCB had outstanding $115.0 million and $143.3 million, respectively, of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest payments.

     At December 31, 2002, NCB is required under these lending agreements to maintain $25.0 million of cash, cash equivalents and investments and have among other things, total members' equity plus subordinated debt of not less than $322.6 million.

     The following is a schedule of outstanding long-term debt at December 31, 2002:

                                                      CARRYING
                  MATURITY                  RATE      AMOUNT
                -------------              ------    ----------
                2003                         5.76%   $   59,000
                2004                         4.81%       50,000
                2005                         7.68%       30,000
                2006                         5.98%       80,000
                                                     ----------
                                                        219,000

                SFAS No. 133 valuation                    3,819
                Debt issuance costs                        (305)
                                                     ----------

                Total long-term debt                 $  222,514
                                                     ==========

     The following is a schedule of outstanding long-term debt at December 31, 2001:

                                                      CARRYING
                  MATURITY                   RATE      AMOUNT
                -------------              ------    ----------
                2002                         5.30%   $   78,333
                2003                         5.92%       59,000
                2004                         5.08%       50,000
                2005                         7.68%       30,000
                2006                                     80,000
                                                     ----------
                                                        297,333

                SFAS No. 133 valuation                       72
                Debt issuance costs                        (464)
                                                     ----------

                Total long-term debt                 $  296,941
                                                     ==========

     NCB has entered into a series of interest rate swap agreements which have a combined notional amount of $40 million. The effect of the agreements is to convert $40 million of the long-term debt from a weighted average fixed rate of 6.99% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the three month LIBOR rate plus a spread which reprices throughout the year. At December 31, 2002, the three month LIBOR was 1.38%. These agreements, with a notional amount of $40 million, expire in 2006.

15.  SUBORDINATED DEBT

     On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury in the amount of $184.3 million as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government. At December 31, 2002 and 2001, the current balance of the subordinated debt was $182.5 million. The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes have first preference with respect to NCB's assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes.

     The Class A notes require that proceeds from the sale of Classes B and C stock be applied annually toward the repayment of the notes. In 2002 and 2001, no payments were made. In February 1993 and November 1994 (amended in April
2002), NCB adopted plans to maintain a schedule to ensure accumulation of the funds needed to repay the Class A notes that mature on October 31, 2020. This involves the creation of a reserve fund and the issuance of preferred stock or subordinated debt. Total contributions to the fund, including interest thereon, would approximate $100.0 million. The remaining $80.0 million would be obtained through the issuance of preferred stock or subordinated debt. In accordance with these plans, NCB had designated investments, at fair market value, totaling $12.8 million and $11.4 million, respectively, including accrued interest at December 31, 2002 and 2001.

     The Act states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

     The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, excluding hedge gains, and respective estimated fair values of the subordinated debt at December 31, (dollars in thousands):

                                         2002
          -----------------------------------------------------------------------
                                                       NEXT             CARRYING
                  INDEX                   RATE     REPRICING DATE        AMOUNT
          ----------------------       -------    ----------------     ----------
          91-day Treasury rate            1.57%    January 1, 2003     $   53,553
          3-year Treasury rate            2.02%    October 1, 2005         36,854
          5-year Treasury rate            5.85%    October 1, 2005         55,281
          10-year Treasury rate           5.80%    October 1, 2010         36,854
                                                                       ----------
                                                                          182,542
          SFAS No. 133 valuation                                            5,990
          Debt issuance costs                                                (436)
                                                                       ----------
                                                                       $  188,096
                                                                       ==========

                                         2001
          -----------------------------------------------------------------------
                                                       NEXT             CARRYING
                  INDEX                   RATE     REPRICING DATE        AMOUNT
          ----------------------       -------    ----------------     ----------
          91-day Treasury rate            2.40%    January 1, 2002     $  53,553
          3-year Treasury rate            5.70%    October 1, 2002        36,854
          5-year Treasury rate            5.85%    October 1, 2005        55,281
          10-year Treasury rate           5.80%    October 1, 2010        36,854
                                                                       ---------
                                                                         182,542

          SFAS No. 133 valuation                                           4,491
          Debt issuance costs                                               (581)
                                                                       ---------
                                                                       $ 186,452
                                                                       =========

     NCB has entered into a series of interest rate swap agreements totaling $50 million which have the effect of converting a portion of the subordinated debt from a fixed rate of 5.85% to a floating rate based on LIBOR.

     The interest rate swap agreements are tied to the three-month LIBOR rate that reprices at different times throughout the year. At December 31, 2002, the three-month LIBOR rate was 1.38%. The five year interest rate swap agreements expire in 2005.

16.  COMMON STOCK AND MEMBERS' EQUITY

     NCB's common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.

                                       2002                                      2001
                      ---------------------------------------   ---------------------------------------
                        CLASS B       CLASS C       CLASS D       CLASS B       CLASS C       CLASS D
                      -----------   -----------   -----------   -----------   -----------   -----------
Par value per share   $       100   $       100   $       100   $       100   $       100   $       100
Shares authorized       1,400,000       300,000       100,000     1,300,000       300,000       100,000
Shares issued and
   outstanding          1,179,694       223,062             3     1,117,388       221,417             3

     The changes in each class of common stock are described below:

                                     CLASS B          CLASS C          CLASS D          TOTAL
                                  -------------    -------------    -------------   -------------
Balance, December 31, 1999        $  99,879,531    $  22,380,663    $         300   $ 122,260,494
Proceeds of issuance of stock                 -           10,000                -          10,000
1999 patronage dividend
    distributed in common stock       9,315,486           94,527                -       9,410,013
Cancellation and redemption of
    common stock                     (1,754,847)        (467,197)               -      (2,222,044)
                                  -------------    -------------    -------------   -------------
Balance, December 31, 2000          107,440,170       22,017,993              300     129,458,463
2000 patronage dividend
    distributed in common stock       4,872,145          130,147                -       5,002,292
Cancellation and redemption of
    common stock                       (573,510)          (6,472)               -        (579,982)
                                  -------------    -------------    -------------   -------------
Balance, December 31, 2001          111,738,805       22,141,668              300     133,880,773
                                  -------------    -------------    -------------   -------------
2001 patronage dividend
    distributed in common stock       6,923,437          173,919                -       7,097,356
Cancellation and redemption of
    common stock                       (692,859)          (9,367)               -        (702,226)
                                  -------------    -------------    -------------   -------------
Balance, December 31, 2002        $ 117,969,383    $  22,306,220    $         300   $ 140,275,903
                                  =============    =============    =============   =============

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

17.  REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB

     In connection with the insurance of deposit accounts, NCB, FSB is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

     NCB, FSB's capital exceeded the minimum capital requirements at December 31, 2002 and December 31, 2001. The following table summarizes NCB, FSB's capital at December 31, 2002 and 2001:

                                                                                               TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                                ACTUAL              ADEQUACY PURPOSES            ACTION PROVISIONS
                                      -----------------------   ------------------------     --------------------------
                                         AMOUNT        RATIO       AMOUNT        RATIO          AMOUNT          RATIO
                                         ------        -----       ------        -----          ------          -----
As of December 31, 2002:
Tangible Capital
 (to tangible assets)                 $ 44,161,000      10.1%    $ 6,563,565        1.5%              N/A        N/A
Total Risk-Based Capital
 (to risk-weighted assets)              46,145,000      10.9%     33,903,680        8.0%     $ 42,379,600       10.0%
Tier I Risk-Based Capital
 (to risk-weighted assets)              44,161,000      10.4%            N/A        N/A        25,427,760        6.0%
Core Capital (to adjusted
 tangible assets)                       44,161,000      10.1%     17,502,830        4.0%       21,875,550        5.0%
As of December 31, 2001:
Tangible Capital
 (to tangible assets)                 $ 40,234,000      15.1%    $ 3,968,400        1.5%              N/A        N/A
Total Risk-Based Capital
 (to risk-weighted assets)              41,176,000      26.2%     12,590,640        8.0%     $ 15,738,300       10.0%
Tier I Risk-Based Capital
 (to risk-weighted assets)              40,234,000      25.6%            N/A        N/A         9,442,980        6.0%
Core Capital (to adjusted
 tangible assets)                       40,234,000      15.1%     10,630,400        4.0%       13,288,000        5.0%

     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB's payment of dividends. At December 31, 2002, because NCB, FSB's capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

18.  EMPLOYEE BENEFITS

     Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 2002, 2001, and 2000 was $612,791, $607,892, and $521,435, respectively.

     NCB maintains an employee thrift plan organized under Internal Revenue Code
Section 401(k) and contributes up to 6% of each participant's salary. Contributions and expense for 2002, 2001, and 2000 were $541,945, $461,357, and $435,232, respectively.

     Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan's terms were revised by the Board of Directors effective January 1, 1999. NCB expensed $1,855,002, $480,413, and $540,000 for the Plan in 2002, 2001, and 2000, respectively.

19.  INCOME TAXES

     Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB's federal income tax liability. In 2003, NCB is required to make patronage dividend payouts of approximately $18,200,000. The anticipated cash portion of the 2002 patronage dividend is included in patronage dividends payable at December 31, 2002. The anticipated stock portion of the patronage dividend of 2002 earnings to be distributed has been added to allocated retained earnings at December 31, 2002. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

     The provision for income tax expense for the years ended December 31, consists of the following:

                                                                 2002                2001                 2000
                                                             ------------        ------------         ------------
Current tax expense
     Federal                                                 $  1,353,472        $  1,821,308         $  1,596,110
     State and local                                              459,677               3,600                7,278
                                                             ------------        ------------         ------------
     Total current                                              1,813,149           1,824,908            1,603,388

Deferred tax (benefit) expense
     Federal and state                                           (20,984)           (116,318)              113,411
                                                             ------------        ------------         ------------

Provision for income tax expense                             $  1,792,165        $  1,708,590         $  1,716,799
                                                             ============        ============         ============


     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31,:

                                                                 2002                2001                 2000
                                                             ------------        ------------         ------------
Statutory U.S. tax rate                                      $  7,499,143        $  5,906,320         $  4,511,095
Patronage dividends                                            (6,192,403)         (4,283,880)          (2,979,739)
State and local taxes                                             459,677               3,600                7,278
Other                                                              25,748              82,550              178,165
                                                             ------------        ------------         ------------

Provision for income tax expense                             $  1,792,165        $  1,708,590         $  1,716,799
                                                             ============        ============         ============

     Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 2002 and 2001:

                                                                            2002            2001
                                                                         ----------      ----------
Allowance for loan losses                                                $  458,891      $  399,788
Mark to market adjustments                                                        -         214,624

Deferred commitment fees                                                          -         142,821

Other                                                                        62,000               -
                                                                         ----------      ----------

Gross deferred tax assets                                                   520,891         757,233
                                                                         ----------      ----------

Mortgage servicing rights                                                         -        (288,371)
Federal Home Loan Bank stock dividends                                     (282,928)       (239,718)
Depreciation                                                                (49,689)        (61,854)
                                                                         ----------      ----------

Gross deferred tax liabilities                                             (332,617)       (589,943)
                                                                         ----------      ----------

Net deferred tax asset                                                   $  188,274      $  167,290
                                                                         ==========      ==========

     Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB's history of earnings and management's expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

20.  INCOME AVAILABLE FOR DIVIDENDS ON STOCK

     Under existing senior debt agreements, the aggregate amount of cash dividends on Class C or Class D stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB's consolidated adjusted net income accumulation (or minus 100% of NCB's consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB's taxable income for such calendar year. At December 31, 2002, the aggregate income available for dividends on stock was approximately $75.5 million and the aggregate cash dividends paid was approximately $46.5 million.

     Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2002, 2001, and 2000 are 4.41%, 5.28% and 6.30%, respectively. Consequently, the amounts available for payment on the Class C stock for 2002, 2001, and 2000 are $983,704, $1,169,080, and $1,387,134, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

     21. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     NCB is a party to financial instruments with off-balance sheet risk. These financial instruments may include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement, but not exposure, that NCB has in particular classes of financial instruments. Unless noted otherwise, NCB does not require collateral or other security to support off-balance sheet financial instruments.

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

     Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation including obligations of a non-financial nature. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Guarantee fees associated with the standby letters of credit range from 0.875% to 2.25% of the commitment amount. The standby letters of credit mature throughout 2003 to 2007.

     The contract or notional amounts and the respective estimated fair value of NCB's commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):

                                                          CONTRACT OR                         ESTIMATED
                                                        NOTIONAL AMOUNTS                      FAIR VALUE
                                                   --------------------------          -----------------------
                                                       2002           2001               2002           2001
                                                   ----------      ----------          --------       --------
Financial instruments whose contract
 amounts represent credit risk:
  Commitments to extend credit                     $  432,467      $  297,644          $  2,162       $  1,488
  Standby letters of credit                        $  185,287      $  131,919          $  2,786       $  1,881

     At December 31, 2002, there is no liability recorded in the Consolidated Balance Sheet for the stand-by letters of credit.

     The above commitment amounts are not reflected in the Consolidated Balance Sheet and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

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

     Results related to the hedging of warehouse loans are summarized below and included in the caption entitled "Gain On Sale of Loans" in the accompanying consolidated statements of income for the years ended December 31, (dollars in thousands):


                                                                               2002            2001
                                                                               ----            ----
Unrealized gain (loss) on designated derivatives
  recognized                                                             $  (10,430)     $      897
Increase (decrease) in value of warehouse loans                              10,432            (983)
                                                                         ----------      ----------
Net hedge ineffectiveness                                                         2             (86)

Unrealized gain (loss) on undesignated loan commitments
  recognized                                                             $    2,541      $   (1,307)
Gain (loss) on undesignated derivatives recognized                           (2,744)          1,529
                                                                         ----------      ----------
Net gain on undesignated derivatives                                           (203)            222

Unrealized loss on non-hedging derivatives                                   (1,585)           (432)
                                                                         ----------      ----------

Net SFAS 133 adjustment                                                  $   (1,786)     $     (296)
                                                                         ==========      ==========

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $9.0 million at December 31, 2002 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     The contract or notional amounts and the respective estimated fair value of NCB's financial future contracts and interest rate swaps at December 31, are as follows (dollars in thousands):

                                                           CONTRACT OR                        ESTIMATED
                                                        NOTIONAL AMOUNTS                      FAIR VALUE
                                                    ------------------------          ------------------------
                                                      2002           2001               2002            2001
                                                    ---------      ---------          ---------       --------
Financial instruments
 whose contract amounts exceed
 the amount of credit risk
   Financial futures contracts                      $  44,700      $  45,400          $  (1,054)      $    266
   Interest rate swap agreements                    $ 326,665      $ 183,953          $  (1,474)      $  7,145

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

     FINANCIAL FUTURES AND FORWARD CONTRACTS - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2002 and 2001. The fair value of forward commitments is based on current market prices for similar contracts.

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

     ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE - The carrying value of accrued interest payable is deemed to approximate fair value.

     The estimated fair values of the NCB's financial instruments as of December 31, 2002 and 2001 are as follows (dollars in thousands):

                                                                2002                        2001
                                                     -------------------------   -------------------------
                                                      CARRYING        FAIR         CARRYING       FAIR
                                                       AMOUNT         VALUE         AMOUNT        VALUE
                                                     -----------   -----------   -----------   -----------
FINANCIAL ASSETS:
  Cash and cash equivalents                          $    71,962   $    71,962   $    67,736   $    66,487
  Restricted cash                                          4,849         4,849        17,875        17,875
  Investment securities
    Available-for-sale                                   107,942       107,942        46,335        47,585
    Held-to-maturity                                       3,605         4,787         3,620         3,528
  Interest-only receivables                               28,840        34,192        25,928        26,775
  Servicing assets                                         1,500         1,500           847           847
  Loans held for sale                                    258,221       273,479       176,540       180,866
  Loans and lease financing                              751,829       774,352       821,951     1,017,598
  Interest rate swap agreements                           (1,471)       (1,471)        7,145         7,145
  Financial futures and forward
    commitments                                           (1,054)       (1,054)          266           266
Accrued interest receivable                                4,788         4,788         6,172         6,172

FINANCIAL LIABILITIES:
  Deposits                                               368,965       360,854       222,890       225,098
  Short-term and other borrowings                        220,992       220,992       256,554       256,554
  Long-term debt                                         222,514       230,506       296,941       299,980
  Subordinated debt                                      188,096       198,213       186,452       188,054
Accrued interest payable                                   4,992         4,992         4,848         4,848

OFF-BALANCE SHEET FINANCIAL
  INSTRUMENTS:
  Commitments to extend credit                                 -         2,162             -         1,488
  Standby letters of credit                                    -         2,786             -         1,881

23.  SEGMENT REPORTING

     NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Consumer and Local Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The Consumer and Local Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

     NCB evaluates segment performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the most recent annual report. Overhead and support expenses are allocated to each operating segment based on the number of employees, and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.

     The following is the segment reporting for the years ended December 31, 2002, 2001 and 2000 (dollars in thousand):

                                                                                      CONSUMER
                                           COMMERCIAL    REAL ESTATE    WAREHOUSE     AND LOCAL                      NCB
          2002                               LENDING       LENDING       LENDING       LENDING        OTHER      CONSOLIDATED
                                           -----------   -----------   -----------   -----------   -----------   ------------
Net interest income
  Interest income                          $    33,289        13,624        13,209        10,997         2,165        73,284
  Interest expense                              18,280         5,728         6,822         8,140         3,073        42,043
                                           -----------       -------       -------       -------       -------     ---------
Net interest income                             15,009         7,896         6,387         2,857          (908)       31,241
Provision for loan
  losses                                           210           453             -           620             -         1,283
Non-interest income-external                     5,623         1,691        22,623         4,783           210        34,930
Non-interest expense
  Direct expense                                 9,218         4,448         3,710         2,976        17,433        37,815
  Overhead and support                           2,178         1,367           440         1,808             -         5,793
                                           -----------       -------       -------       -------       -------     ---------
Total non-interest expense                      11,396         5,845         4,150         4,784        17,433        43,608
                                           -----------       -------       -------       -------       -------     ---------
Contribution to NCBDC                                -             -             -             -         2,000         2,000
                                           ===========       =======       =======       =======       =======     =========
Income (loss) before taxes                       9,026         3,289        24,860         2,236       (20,131)       19,280
                                           ===========       =======       =======       =======       =======     =========
Total average assets                           510,373       202,724       221,453       160,638       110,245     1,205,433
                                           ===========       =======       =======       =======       =======     =========

                                                                                      CONSUMER
                                           COMMERCIAL    REAL ESTATE    WAREHOUSE     AND LOCAL                      NCB
          2001                               LENDING       LENDING       LENDING       LENDING        OTHER      CONSOLIDATED
                                           -----------   -----------   -----------   -----------   -----------   ------------
Net interest income
  Interest income                          $    40,136   $    13,810   $     7,021   $    12,686   $    11,680   $    85,333
  Interest expense                              25,225         8,632         5,634         8,095         3,550        51,136
                                           -----------   -----------   -----------   -----------   -----------   -----------
Net interest income                             14,911         5,178         1,387         4,591         8,130        34,197
Provision for loan losses                        2,090           660             -           312             -         3,062
Non-interest income-external                     4,055         4,041         9,052         2,502         1,994        21,644
Non-interest expense
  Direct expense                                 8,179         4,733         1,439         2,718        16,949        34,018
  Overhead and support                           1,827         1,103           264         1,332             -         4,526
                                           -----------   -----------   -----------   -----------   -----------   -----------
Total non-interest expense                      10,006         5,836         1,703         4,050        16,949        38,544
                                           -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before taxes                 $     6,870   $     2,723   $     8,736   $     2,731   $    (6,825)  $    14,235
                                           ===========   ===========   ===========   ===========   ===========   ===========
Total average assets                       $   586,800   $   181,357   $    93,786   $   219,476   $    47,541   $ 1,128,960
                                           ===========   ===========   ===========   ===========   ===========   ===========

                                                                                      CONSUMER
                                           COMMERCIAL    REAL ESTATE    WAREHOUSE     AND LOCAL                      NCB
          2000                               LENDING       LENDING       LENDING       LENDING        OTHER      CONSOLIDATED
                                           -----------   -----------   -----------   -----------   -----------   ------------
Net interest income
  Interest income                          $    45,991   $    13,818   $    11,153   $    12,597   $     9,677   $    93,236
  Interest expense                              38,457         9,760         8,072         7,717        (2,954)       61,052
                                           -----------   -----------   -----------   -----------   -----------   -----------
Net interest income                              7,534         4,058         3,081         4,880        12,631        32,184
Provision for loan                               2,469           656             -            82             -         3,207
  losses
Non-interest income-external                     3,125         3,155         1,700         1,346           232         9,558
Non-interest expense
  Direct expense                                 5,419         3,539         1,015         2,310        13,866        26,149
  Overhead and support                           1,166           908           241         1,021             -         3,336
                                           -----------   -----------   -----------   -----------   -----------   -----------
Total non-interest expense                       6,585         4,447         1,256         3,331        13,866        29,485
                                           -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before taxes                 $     1,605   $     2,110   $     3,525   $     2,813   $    (1,003)  $     9,049
                                           ===========   ===========   ===========   ===========   ===========   ===========
Total average assets                       $   608,630   $   157,017   $   128,327   $   164,912   $    55,340   $ 1,114,226
                                           ===========   ===========   ===========   ===========   ===========   ===========

24.  LOAN SALES AND SECURITIZATIONS

     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During 2002, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, and servicing rights, which are both considered retained interests in the securitization transactions. In 2002, NCB sold $517.8 million in mortgage securitization transactions, which resulted in retained interests of $17.4 million. The proceeds from NCB's 2001 sales of receivables in securitized mortgage loans were $326.1 million and generated a total of $15.3 million in retained interests.

     NCB receives annual servicing fees of 0.08 percent per annum to service loans totaling $2.9 billion in 2002 and $2.5 billion in 2001.

     The following table reflects the cash flows received from securitized trusts for the years ended December 31,(dollars in thousands):

                                                                 2002              2001
                                                              ----------        -----------
    Net proceeds from new securitization                      $  517,766        $  326,097
    Servicing fees received                                        3,701             3,307
    Cash flows received on interest-only receivables               4,211             3,238

     Retained interest due to securitization activity is comprised of the following for the years ended December 31, (dollars in thousand):

                                                                 2002              2001
                                                                 ----              ----
    Certificated interest-only receivables                    $  20,965         $  18,273
    Non-certificated interest-only receivables                $  34,192         $  26,775

     The amounts below reflect the sensitivity of the fair value of interest-only receivables to 100 and 200 basis points adverse conditions at December 31, 2002 (dollars in thousands):

    Impact of 100 basis points adverse change                 $ (1,709)
    Impact of 200 basis points adverse change                   (3,323)

25.  SUBSEQUENT EVENTS

     On January 2, 2003, NCB reassumed the recourse obligation under an agreement with Fannie Mae covering $122.3 million in loans sold by NCB to Fannie Mae. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

     On January 8, 2003, NCB made a private offering of $50.0 million of 5.5% senior notes due January 8, 2009.

     On January 24, 2003, NCB sold $55.1 million in Fannie Mae mortgage-backed securities (MBS). The securities had been obtained in a swap of loans for MBS in December 2002. The sale of the securities generated a net gain of $2.6 million.

     On February 11, 2003, NCB extended its commitment on $175 million in revolving lines of credit from February 11, 2003 to May 12, 2003.

26.  LEGAL PROCEEDINGS

     NCB is involved in various litigation arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NCB's consolidated financial position, results of operations, or liquidity.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS,
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of NCB and the positions held by each are as follows:

                                                                                 YEAR FIRST       END OF
                                       POSITION                                  APPOINTED         TERM        AGE
                                     -------------------------------------------------------------------------------
Kirby J. Erickson                      Chairman of the Board
                                       of Directors and Director                    1997           2003         62

Charles E. Snyder                      President and Chief
                                       Executive Officer                            1983              -         49

Harry J. Bowie                         Director                                     1999             (*)        67

William F. Casey, Jr.                  Director                                     2002           2005         58

Michael J. Mercer                      Vice Chairman of the Board
                                       of Directors and Director                    1998           2004         49

Rafael Cuellar                         Director                                     2002           2005         33

Dean Janeway                           Director                                     2001           2004         59

Jackie Jenkins-Scott                   Director                                     1997           2003         53

H. Jeffrey Leonard                     Director                                     2002           2005         48

Stephanie McHenry                      Director                                     2001           2004         40

Stuart M. Saft                         Director                                     1999           2005         55

Michael D. Scott                       Director                                     2002           2005         39

Walden Swanson                         Director                                     2002           2005         52

Peter C. Young                         Director                                     1997           2003         57

Thomas K. Zaucha                       Director                                     1997           2003         58

                                                                                 YEAR FIRST       END OF
                                       POSITION                                  APPOINTED         TERM        AGE
                                     -------------------------------------------------------------------------------
Steven A. Brookner                     Managing Director
                                       Chief Executive Officer,
                                         NCB,FSB
                                       President and Director,
                                       NCB 1, Inc.
                                       President, NCB Funding
                                       Corporation                                  1997             -          40

Charles H. Hackman                     Managing Director, Chief
                                       Credit Officer
                                       President, NCB Capital
                                       Corporation                                  1984             -          58

Mark W. Hiltz                          Managing Director, Chief
                                       Risk Officer                                 1982             -          55

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
                                       Franchise Services,
                                        Inc.;
                                       President, NCB Financial
                                       Corporation                                  1985             -          44

Thomas C. Schoettle                    President, NCB, FSB                          1997             -          47

* Harry J. Bowie's term expires when he is replaced by another Presidential appointee representing low-income cooperatives. The President has appointed Alfred A. Plamann to fill that Board position. Although the Senate has held hearings, the Senate has not yet voted on Mr. Plamann's appointment.

     Kirby J. Erickson was the Senior Executive of HealthPartners, Inc., parent company of HealthPartners Obligated Group, from November 2000 until January 2002. Prior to that, he was Executive Vice President of Group Health Inc.
(GHI)/HealthPartners, Inc. since 1992. He also had served in various capacities since 1965 at Aetna Health Plans, United Health Care, Inc., Fairview Community Hospitals and Fairview Southdale Hospital.

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

     William F. Casey, Jr., is the President and Treasurer of the Co-operative Central Bank and President of Co-operative Bank Investment Fund since April 2000. At the Co-operative Central Bank, he also held the positions of Executive Vice President and Treasurer for 14 years and Financial Vice President for 6 years.

     Rafael E. Cuellar has been President and Chief Financial Officer of ECO & Sons, Inc. since 1996. Prior to that he was a Lieutenant in the U. S. Navy for nine years. Mr. Cuellar has served on the Board of Directors of the Bergen County Hispanic Chamber of Commerce, the New Jersey State Chamber of Commerce, the North Jersey Regional Chamber of Commerce and the William Paterson University Foundation, et. al.

     Dean Janeway has been President and Chief Operating Officer of Wakefern Food Corp. since 1995. Previously, he was Executive Vice President of Wakefern for five years and held various Vice President positions in Merchandising, Dari-Deli and Frozen Food at Wakefern. He has served since 1992 on the Board of Directors of the National Grocers Association and was elected Chairman in 1997.

     Jackie Jenkins-Scott is the President and Chief Executive Officer of the New England Hospital d/b/a Dimock Community Health Center for the past 20 years. Prior to her position with Dimock, she served as Director of the Roxbury Court Clinic and held several positions with the Commonwealth of Massachusetts, Department of Public Health from 1973 to 1977. She has been a Board Member of the Massachusetts League of Community Health Centers and a member of the National Association of Community Health Centers, Inc.

     H. Jeffrey Leonard has been President and founding shareholder and Director of GEF Management Corporation since 1989. He is also the President of Global Environment Fund since 1989 and is the Chairman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.

     Stephanie McHenry has been director of Minority Business Development of Greater Cleveland Growth Association and Executive Director of Northern Ohio Minority Business Council since 1998. She is also a board member of NCB Development Corporation.

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

     Michael D. Scott is a Senior Advisor at the U.S. Department of the Treasury. Prior to joining the Bush Administration, he worked extensively in investments, capital markets, corporate finance, corporate strategy, commercial finance and lending.

     Walden Swanson is the Chief Executive Officer of Community Consulting Group Cooperative, Inc., which provides consulting services to cooperatives. He was previously a Manager at Wheatsville Food Co-op from 1976 to 1978. He was also a board member at National Cooperative Business Association and a resident and board member at Whitehall Housing Cooperative.

     Peter C. Young the Executive Director of Area Cooperative Educational Services for more than 25 years before his retirement in 2002. He was a member of the Board of Trustees and the Finance Committee of CT Hospital
Association/Workers Compensation Trust. He was also the Fiscal Agent (Treasurer) and was a member of the Governing Board of the American Association of Educational Service Agencies.

     Thomas K. Zaucha has been the President and Chief Executive Officer of the National Grocers Association (NGA) since 1982. He served as President and Chief Executive Officer of the Grocers Fixtures & Equipment Company from 1978 to 1982 prior to its merger with NGA. He is also currently serving as a Board Member of NCB Retail Finance Corporation and Cooperative Development Foundation.

     Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and a Managing Director at NCB responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998, he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a shareholder and officer of Hamilton Securities Group for one year and Co-Founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.

     Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, President of NCB Financial Corporation since its inception in 1988 until 2000 and NCB Capital Corporation, starting in 1999.

     Mark W. Hiltz is a Managing Director and Chief Risk Officer of NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1998 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

     Richard L. Reed is a Managing Director and Chief Financial Officer of NCB. He is also the President of NCB Financial Corporation starting in 2001. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.

     Thomas C. Shoettle was named President and Chief Executive Officer of NCB Savings Bank, FSB, now named NCB, FSB in 1997 and is currently President and Chief Operating Officer. He was the Executive Vice President of the Savings Bank from 1995 to 1996. Previously, he served for eight years as Vice President, Commercial and Residential Lending and Regional Manager with Merchants National Bank and for three years as Manager, Special Assets with Farm Credit System

NON-INCUMBENT NOMINEES FOR DIRECTORSHIPS

       Bruce E. Douglas
       David I. Ferber
       Grady B. Hedgespeth
       William A. Herring
       Rosemary K. Mahoney
       Vernon Oakes
       Richard A. Parkinson
       Alfred A Plamann
       Andrew Reicher

     Bruce E. Douglas, Ph.D. has been the executive director of Capitol Region Education Council for two years and served as the assistant executive director of Capitol Region Education Council for three years. Dr. Douglas holds a doctoral degree in educational leadership, University of Connecticut, Storrs, Connecticut, a master of arts history degree - medieval studies at Trinity College, Hartford, Connecticut and a bachelor of science degree in history and secondary education at Central Connecticut State University.

     David I. Ferber is a senior partner at Robson Ferber Frost Chan & Essner, LLP and head of the firm's corporate law practice. Mr. Ferber served as treasurer and council member at the Village Community School in New York, New York. Mr. Ferber received a bachelor's degree in economics from the University of Pennsylvania, Wharton School of Finance and his bachelor of law degree at New York University School of Law in New York, New York.

     Grady B. Hedgespeth is the president and executive director of the ICA Group in Brookline, Massachusetts. He received his bachelor of arts degree with honors in economics at the University of Virginia in Charlottesville, Virginia. Mr. Hedgespeth also received a master's degree in public policy at JFK School of Government, Harvard University, in Cambridge, Massachusetts.

     William A. Herring is the president and chief executive officer of the Cincinnati Central Credit Union in Cincinnati, Ohio. Mr. Herring served as chairman of the board of directors for American Share Insurance for 25 years, as well as, chairman of the board of directors for Ohio Credit Union League. He received his bachelor's degree at the University of Cincinnati in Cincinnati, Ohio.

     Rosemary K. Mahoney is the board chair and consultant of MainStreet Cooperative Group LLC. Ms. Mahoney is a director of the National Cooperative Business Association. She received her bachelor of science degree in agricultural business from Illinois State University in Normal, Illinois and her master of science degree at the University of Illinois in Champaign-Urbana, Illinois.

     Vernon Oakes is the owner of Oakes Management, Inc. in Washington, DC. Mr. Oakes represented East Capitol Gardens as an agent and 801 P Street, New Hope Cooperative. He earned a bachelor's degree in mathematics and chemistry from Bluefield State College and a master's degree in mathematics from Penn State University and a master's degree in finance and marketing at Stanford University.

     Richard A. Parkinson is the president and chief executive officer of Associated Food Stores, Inc. in Salt Lake City, Utah. Mr. Parkinson also served as a member of the executive committee of the board at Associated Food Stores. He received his Bachelor of Science degree in business administration at Brigham Young University in Provo, Utah.

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

     Andrew Reicher has been the executive director of the Urban Homesteading Assistance Board, Inc. (UHAB) since 1981. He received a master's degree in architecture at the University of California, Berkeley and a bachelor of arts degree in liberal arts, with honors, at Bowdoin College in Brunswick, Maine.

COMPOSITION OF BOARD OF DIRECTORS

     The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Rafael E. Cuellar is the Presidential appointee from among proprietors of small business concerns. Michael D. Scott is the Presidential appointee from among the officers of U.S. agencies and departments. Harry J. Bowie is the Presidential appointee from among persons representing low-income cooperatives.

     The remaining 12 directors are elected by the holders of Class B and Class C stock. Under the bylaws of NCB, each stockholder-elected director must have at least three years experience as a director or senior officer of the class of cooperatives that he or she represents. The five classes of cooperatives are:
(a) housing, (b) consumer goods, (c) low-income cooperatives, (d) consumer services, and (e) all other eligible cooperatives. At all times each class must have at least one, but not more than three, directors representing it on the Board.

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

     The Audit/Risk Management Committee shall assist the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are Stuart M. Saft (Chair), Stephanie McHenry, and Walden Swanson, William Casey, Jr. and Michael D. Scott.

     The Compensation Committee is responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of NCB, internal equity considerations, competitive practice and the requirements of appropriate regulatory agencies. The Committee shall also communicate to the members the compensation policies and the reasoning behind such policies. The members of the committee are Michael J. Mercer (Chair), Kirby J. Erickson, Harry J. Bowie, and Jackie Jenkins-Scott.

     The Cooperative Services Committee is responsible for providing input to management regarding the development of a Cooperative Services Strategic Plan and making a recommendation regarding adoption of the plan to the Board of Directors, providing regular feedback to NCB management as management tests, implementing and validating components of the plan and provide regular reporting to the Board of Directors on progress made with the Strategic Plan. The members of the committee are Thomas K. Zaucha (Chair), Dean Janeway, H. Jeffrey Leonard and Peter C. Young.

     The Development Banking/Low Income Committee is responsible for evaluating NCB's best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Development Corporation (NCBDC) to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCBDC, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are H. Jeffrey Leonard, Dean Janeway, Stephanie McHenry, Walden Swanson and Rafael E. Cuellar.

     The Executive/Strategic Finance Committee exercises all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends for board approval the consolidated annual budget. The members of the committee are Kirby J. Erickson (Chair), Harry J. Bowie, Jackie Jenkins-Scott, Michael J. Mercer and Stuart Saft.

     The Nominating Committee annually oversees the election for NCB directors. The committee also periodically drafts election rules on behalf of the Board of Directors. The members of the committee are Peter C. Young (Chair),
William F. Casey, Jr., and Thomas K. Zaucha.

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

                                                                                    LONG-TERM
                                                                                    INCENTIVE       * ALL OTHER
                                                     ANNUAL    COMPENSATION            PLAN         COMPENSATION
                                                  -------------------------         ----------      ------------
  NAME AND PRINCIPAL POSITION          YEAR         SALARY          BONUS            PAYOUTS
  ---------------------------         ------      ---------       ---------         ---------         --------
  Charles E. Snyder                    2002       $ 419,555       $ 107,800         $ 258,169        $ 28,478
  President & CEO                      2001         400,000               -                            26,060
                                       2000         395,477         168,000           184,363          21,060

  Steven Brookner                      2002         239,069          67,858           116,000          20,620
  Managing Director                    2001         201,500               -                 -          15,665
                                       2000         178,835          68,170            31,673          13,993

  Charles H. Hackman                   2002         230,580          66,400           110,271          25,620
  Managing Director,                   2001         218,571               -                            25,147
  Chief Credit Officer                 2000         214,918          86,827           112,613          21,060

  Richard L. Reed                      2002         201,582          52,900            95,908          24,620
  Managing Director,                   2001         193,283               -                 -          23,663
  Chief Financial Officer              2000         188,231          74,375            89,701          21,060

  Mark Hiltz                           2002         180,542          51,000            84,634          23,106
  Managing Director,                   2001         167,775           5,000                 -          21,669
  Chief Risk Officer                   2000         165,736          66,640            86,442          20,978

     * The "All Other Compensation" reported for 2002 consists of NCB's contributions to the defined contribution retirement plan accounts of the named officers; NCB's matching contributions to the 401 (k) plan accounts of the named officers, and NCB's payments of insurance premiums for the named officers as follows:

                                             RETIREMENT PLAN           MATCHING 401(K)              INSURANCE
                                              CONTRIBUTION              CONTRIBUTION                PREMIUMS
                                             ---------------           ---------------              ---------
  Mr. Snyder                                    $ 12,000                  $ 11,000                   $ 5,478
  Mr. Hackman                                     12,000                    12,000                     1,620
  Mr. Brookner                                    12,000                     7,000                     1,620
  Mr. Reed                                        12,000                    11,000                     1,620
  Mr. Hiltz                                       10,473                    10,473                     1,620

EMPLOYMENT-RELATED CONTRACT

     NCB has entered into a severance agreement with Charles E. Snyder, President and CEO. Under the Agreement, in the event of a termination of Mr. Snyder's employment as President of NCB for any reason other than termination for cause or voluntary resignation, NCB will provide to Mr. Snyder a severance benefit, which is generally for an 18-month period at a rate equal to his salary (including deferred compensation) in effect at the time of termination of employment (or in certain circumstances his salary 60 days prior to notice). In addition, for the first six months, he will be entitled to certain other benefits. The agreement provides for a resignation allowance in the amount of one year's salary payable over three years after voluntary resignation. The agreement includes other terms and conditions, including non-competition provisions and reductions under certain circumstances.

COMPENSATION OF THE BOARD

     Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now "Senior Executive Service") which amounted in 2002 to $531.54 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to
(1) annual compensation of $10,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to an additional $8,000. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

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

     The following table shows those cooperatives that owned more than 5 percent of NCB's Class B or Class C stock as of December 31, 2002.

                                                   CLASS B STOCK                      CLASS C STOCK
                                              -------------------------          -------------------------
                                                NO. OF        PERCENT             NO. OF         PERCENT
NAME AND ADDRESS OF SHAREHOLDERS                SHARES        OF CLASS            SHARES         OF CLASS
--------------------------------              ----------     ----------          ---------      ----------
The Co-operative Central Bank                  30,500.00        2.59%            28,626.04        12.83%
75 Park Plaza
Boston, MA  02116

Greenbelt Homes, Inc.                          14,440.40        1.22%            29,513.57        13.23%
Hamilton Place
Greenbelt, MD  20770

Group Health, Inc. (1)                         13,599.21        1.15%            14,249.60         6.39%
2829 University Avenue S.E.
Minneapolis, MN  55414

(1) Included in the above are 4,841.24 shares and 2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan that is affiliated with GHI.

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

                                                                        LARGEST                           INTEREST
                                                                        BALANCE         BALANCE AS       RATE AS OF
                                                                        IN 2002         OF 12/31/02       12/31/02
NATIONAL COOPERATIVE BANK                                              ---------        -----------      ----------
Kirby J. Erickson            HealthPartners Obligated
                               Group                                   $ 3,008,280      $ 3,008,280          3.55%
                              HealthPartners Obligated
                                Group                                    1,853,292        1,529,167          3.55%

Dean Janeway                  AJS Supermarkets                             100,876      $    74,122          9.45%
                              AJS Supermarkets                           2,469,436        2,227,987          7.40%
                              Ammons Supermarket                         1,454,167        1,133,333          8.93%
                              Ammons Supermarket                         5,087,500        4,583,333          8.93%
                              Collins Family Market                      1,549,165        1,228,439          7.25%
                              Collins Family Market                        371,469           90,728          8.50%
                              Collins Family Market                      3,090,728        2,573,860          8.50%
                              Delaware Supermakets                         478,381          352,962          9.45%
                              Delaware Supermakets                       1,430,800        1,286,247          4.75%
                              Delaware Supermakets                       3,541,141        3,451,492          5.00%
                              Delaware Supermakets                         558,859          300,000          5.00%
                              Delaware Supermakets                         377,202          121,927          9.45%
                              Delsea Drive Supermarkets                  2,195,066        1,939,331          8.70%
                              Delsea Drive Supermarkets                  2,837,993        2,544,495          7.40%
                              Food Parade                                1,880,952        1,595,238          4.25%
                              Food Parade                                4,120,833        3,690,833          4.00%
                              Food Parade                                1,120,833          762,500          4.00%
                              Foodarama Supermarkets                     1,271,985          110,266          5.75%
                              Foodarama Supermarkets                       656,250          656,250          4.69%
                              Foodarama Supermarkets                        93,750                -          4.69%
                              Foodarama Supermarkets                     2,109,375        2,109,375          5.41%
                              Foodarama Supermarkets                       234,375          117,187          5.19%
                              Foodarama Supermarkets                       117,187          117,187          6.25%
                              Foodarama Supermarkets                       149,557          149,557          6.25%
                              Kinsley's Market of
                                Tannersville                             1,547,619        1,285,714          9.50%
                              Racar, Affiliates                            281,250          243,814          4.25%
                              Racar, Affiliates                            401,991          283,650          4.25%
                              Racar, Affiliates                            476,361          406,357          4.25%
                              Rafe, Inc.                                 7,012,500        6,233,333          4.25%
                              Sixty, Inc.                                4,537,500        4,033,333          4.25%
                              Shop-Rite of Cartaret                      3,333,333        2,875,000          7.97%
                              Wakefern Foods (5M LC)                             -                -          4.25%
                              Zallies/Berat
                                Corporation                              1,866,666        1,573,333          8.29%
                              Zallies/Berat

                                                                        LARGEST                           INTEREST
                                                                        BALANCE         BALANCE AS       RATE AS OF
                                                                        IN 2002         OF 12/31/02       12/31/02
NATIONAL COOPERATIVE BANK                                              ---------        -----------      ----------
                                Corporation                              3,105,555        2,842,778          8.29%

Alfred A. Plamann             9136-Sepulveda-Vallarta                  $ 3,778,398      $ 3,778,398          7.85%
(Presidential                 A&J Stores, Inc.                              65,860                -          8.50%
 Nominee to serve             Alpine Colony                                 20,253                -          3.38%
 on the Board)                Alpine Colony                                 32,932           32,932          3.31%
                              Alpine Colony                                 74,552           51,378          3.31%
                              Alpine Colony                                 69,327                -          3.38%
                              Andronico's Market                         7,894,298        7,894,298          4.53%
                              Andronico's Market                         1,743,955                -          4.53%
                              Andronico's Market                           894,298          894,298          6.25%
                              Andronico's Market                         5,333,333        5,333,333          3.65%
                              Andronico's Market                         1,666,667        1,666,667          3.65%
                              Best Deal Food                               117,799                -          3.50%
                              Big Valley Select                              1,935                -          8.50%
                              Carlton's Market                              28,834            5,994          3.31%
                              Cascade Select Market                        354,585          181,274          6.75%
                              E&T Foods, Inc.                               32,379            4,773          3.31%
                              E&T Foods, Inc                                30,425            4,485          3.31%
                              E&T Produce Co., LLC                          66,290           32,709          3.31%
                              E&T Produce Co., LLC                         196,027          180,718          3.81%
                              E&T Produce Co., LLC                         210,227          194,999          3.81%
                              E&T Produce Co., LLC                         132,660           65,457          3.31%
                              El Tigre, Inc.                               184,346           99,130          3.31%
                              El Tigre, Inc.                                    35                -          4.13%
                              El Tigre, Inc.                               236,434                -          3.38%
                              El Tigre, Inc.                               294,299          260,130          3.81%
                              Eureka Market & Deli                          58,097                -          9.25%
                              Fines Food Co.                                 9,401            2,443          3.31%
                              Fines Food Co.                                 9,905                -          3.13%
                              Frank's Market                                 4,598                -          3.38%
                              G&M Company, Inc.                             58,818                -          3.38%
                              Garcia Food                                  242,861          228,359          3.81%
                              Garcia Food                                  188,518          176,795          3.81%
                              Gil's Supermarket                            348,542                -          6.00%
                              Holzheu's El Rancho                           76,150           57,000          3.13%
                              Jim's Supermarket                             17,039                -          8.00%
                              K.V. Mart                                     21,875                -          5.75%
                              K.V. Mart                                    351,911           52,016          6.00%
                              K.V. Mart                                  3,052,016        2,373,628          4.25%
                              K.V. 99 (LLC)                              4,440,897        4,413,915          8.67%
                              K.V. 99 (LLC)                              2,082,971                -          8.67%
                              K.V. 99 (LLC)                              2,330,944                -          8.67%
                              Farm Fresh Ranch Mkt                       1,520,000        1,375,238          5.25%
                              Farm Fresh Ranch Mkt                         107,916                -          3.38%
                              Farm Fresh Ranch Mkt                         148,154                -          3.38%
                              Farm Fresh Ranch Mkt                           1,277                -          4.13%

                                                                        LARGEST                           INTEREST
                                                                        BALANCE         BALANCE AS       RATE AS OF
                                                                        IN 2002         OF 12/31/02       12/31/02
NATIONAL COOPERATIVE BANK                                              ---------        -----------      ----------
                              Farm Fresh Ranch Mkt                         171,434          101,294          3.31%
                              R. Ranch Market                                7,949                -          4.13%
                              J. Solanki Corp.                         $ 2,000,000      $ 1,833,333          5.25%
                              J. Solanki Corp                                9,963                -          3.38%
                              Jacksonville Markets                         134,215          101,273          6.75%
                              Koshan, Inc                                   40,896           10,576          3.31%
                              Lincoln Beach                                233,213                -          7.75%
                              Madlain, Inc.                                 48,146           20,015          3.31%
                              Mercados Vallejo                             127,454                -          3.50%
                              Mercados Vallejo                              90,426                -          3.50%
                              Mike Munoz                                        41                -          4.13%
                              Numero Uno                                    77,331           34,194          3.31%
                              Numero Uno                                    77,317           34,188          3.31%
                              Palmdale Berglund                             19,603            8,110          3.31%
                              Paul Charon                                   24,829           24,829          3.38%
                              Paul Charon                                   47,303                -          3.38%
                              Pro & Sons                                 2,500,000        2,071,428          4.63%
                              Pro $ Sons                                 2,000,000        1,696,970          4.63%
                              Pro $ Sons                                    500,00           500,00          4.63%
                              Pro $ Sons                                 1,000,000          833,333          4.88%
                              Pro $ Sons                                 5,000,000        5,000,000          5.82%
                              Rick's Gateway Market                        387,577          235,213          6.75%
                              Rodbin Enterprises                           370,977          239,150          3.31%
                              Rodbin Enterprises                             4,186                -          4.13%
                              Sante Fe Ranch                                53,592           11,115          3.31%
                              Sierra Hills                                 176,883          162,781          3.81%
                              Sonoma Market                                 55,495                -          3.50%
                              Mollie Stone Market                        2,800,000        2,350,000          3.88%
                              Mollie Stone Market                        9,750,000        9,750,000          8.63%
                              Mollie Stone Market                        5,850,000        4,950,000          4.50%
                              Mollie Stone Market                        3,750,000        3,750,000          3.50%
                              Fiesta Mexicana Market                       878,448                -          3.81%
                              Fiesta Mexicana Market                       690,031                -          3.81%
                              Fiesta Properties                            482,563          378,031          9.19%
                              Fiesta Properties                          1,561,831        1,476,036          4.88%
                              V.D.C. Group                                  77,514           52,659          3.31%
                              Vien Dong, Inc.                              117,585           48,647          3.31%
                              West Union Select Mkt                         78,799                -         10.00%
                              White Salmon Thriftway                       953,512                -             -%
                              Green Frog Market                            393,731          298,991          9.88%
                              M&M Highland                                 284,176          263,570          9.26%
                              Northwest Supermarket                        429,129          366,398          6.25%
                              Rainbow Foods                                  4,980                -          6.00%
                              Swartz Brothers                              396,308          325,427          6.75%
                              Vallarta Supermarkets                      3,200,000        3,009,524          5.38%
                              Yucaipa Trading                              113,877           37,553          5.25%

                                                                        LARGEST                           INTEREST
                                                                        BALANCE         BALANCE AS       RATE AS OF
                                                                        IN 2002         OF 12/31/02       12/31/02
NATIONAL COOPERATIVE BANK                                              ---------        -----------      ----------
                              Grocers Capital Co                         7,000,000        7,000,000          4.25%
                              Grocers Cap Revolver                     $ 5,000,000     $          -          4.30%
                              UWG (Grocers Cap/United
                                Resources)                               9,518,802        5,225,710        Various
                              M&M Highland Partners                        263,570          239,305          9.26%
                              Peter O'Neal                                 561,419                -          8.77%
                              Peter O'Neal                                 448,870                -          8.77%
                              IFOR                                         115,693                -          9.63%
                              Jensen's Comp                              1,016,667          852,381          5.00%
                              Sonoma Market                              2,655,000        2,212,500          5.25%
                              JIVA Solanki/
                                Gardena Supermkt.                          120,000           90,000          4.38%
                              K.V. Property                             12,676,656       12,389,482          8.41%

Peter Young                   Area Coop Ed. Services                     1,000,000                -          4.38%

Thomas K. Zaucha              Hilltop Properties                         1,091,735          875,096          3.88%
                              Hilltop Properties                         1,367,162        1,251,541          7.40%
                              Greenwich Assoc., LLC4                     2,879,154        2,815,586          8.60%
                              Greenwich Assoc., LLC2                     5,470,393        5,349,614          8.60%
                              Greenwich Assoc., LLC3                     1,823,464        1,783,205          8.60%
                              Greenwich Assoc., LLC5                     1,343,605        1,313,940          8.60%
                              Farmers Food Dist Ctr                      1,350,000        1,327,500          5.25%
                              Fresh Markets, LLC                         3,000,000        3,000,000          5.63%
                              SEP, Inc.                                  1,750,000        1,662,500          4.63%
                              Keyan Inc.                                 1,240,000        1,198,667          4.63%

Charles E. Snyder             National Coop Bus Asc                         31,844           20,545          Lease
                              DotCooperative, LLC                          400,000          400,000          8.00%
                              National Coop Bus Asc                        415,000          215,000          4.88%

H. Jeffrey Leonard            Blue Ridge Esop Asoc Inc.                    250,000          208,333          6.25%
                              Blue Ridge Esop Asoc Inc.                     25,000                -          6.25%
                              Blue Ridge Esop Asoc Inc.                     14,293           10,720            1-%
                              GEF Management Corp.                         615,000                -          5.75%
                              GEF Management Corp.                       1,932,363        1,863,350          4.75%

     NCB has a $6 million committed line of credit facility and a $7.5 million bid line with The Co-operative Central Bank of which Mr. Casey is the President and Chief Executive Officer.

     NCB has two outstanding commercial loans with HealthPartners Obligated Group (HPOG), which includes Group HealthPartners (GHI), HealthPartner/ Administrator, Inc. (HPAI), and Central Minnesota Group Health Plan, Inc. (CMGHP). HealthPartners, Inc. (HPI) is the parent company of HPOG. Mr. Erickson is Senior Executive, Corporate Project Management for HPI. These loans were used to fund a new healthcare center and refinance an existing term loan.
Mr. Erickson retired from HealthPartners in December 2001.

     NCB has loans to members of Wakefern Food Corp. Wakefern guarantees some of these loans. Dean Janeway is President and CEO of Wakefern. The loans were for store renovation, equipment, real estate, inventory, and working capital. Some of these loans have been sold in the capital markets.

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

     NCB has a $2.5 million line of credit with Area Cooperative Educational Services of which Mr. Young was the Executive Director until his retirement. The line of credit is for working capital needs.

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

                                    PART III
                        ITEM 14. CONTROLS AND PROCEDURES

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

     (b) There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect those internal controls subsequent to the date the Company's management carried out its evaluation.

                                     PART IV

                ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

Financial Statements:

(a)(1) The following financial statements are filed as a part of this report.

     Financial Statements as of December 31, 2002, 2001, and 2000.

Page #
------
43         Report of Independent Public Accountants

44         Report of Independent Public Accountants

45         Consolidated Balance Sheets

46         Consolidated Statements of Income

47         Consolidated Statements of Comprehensive Income

48         Consolidated Statements of Changes in Members' Equity

49-50      Consolidated Statements of Cash Flows

51-85      Notes to the Consolidated Financial Statements

(a)(2)     Not applicable

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

EXHIBITS:

(a)(3) The following exhibits are filed as a part of this report.

Exhibit No.
-----------
(a)      3.1      National Consumer Cooperative Bank Act, as amended through
                  1981

(c)      3.2      1989 Amendment to National Consumer Cooperative Bank Act

(aa)     3.3      Bylaws of NCB

(aa)     4.1      Election Rules of the NCB.  For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

(g)      4.4      Financing Agreement with U.S. Treasury

(h)      4.11     Form of Indenture for Debt Securities

(i)      4.12     Form of Fixed Rate Medium-term Note

(j)      4.13     Form of Floating Rate Medium-term Note

*(k)     10.1     Chief Executive Officer Incentive Plan

*(e)     10.3     Deferred Compensation Agreement with Charles E. Snyder

*(d)     10.4     Severance Agreement with Charles E. Snyder

*(a)     10.6     Insurance Plan for NCB Executive Officers

(b)      10.7     Subordination Agreement with Consumer Cooperative Development
                  Corporation (now NCB Development Corporation)

(l)      10.8     Master Shelf Agreement with Prudential Insurance Co. of
                  America et al. (June 1997)

(o)      10.12    Lease on Headquarters of NCB

*(n)     10.13    NCB Executive Long-Term Incentive Plan

(m)      10.23    Note Purchase Agreement with Prudential Insurance Company of
                  America (Dec. 1999)

(n)      10.25    Note Purchase and Uncommitted Master Shelf Agreement with
                  Prudential (Dec. 2001)

(p)      10.31    Split Dollar Agreement with Chief Executive Officer

(q)      10.32    Fourth Amended and Restated Loan Agreement with Fleet Bank as
                  Agent

*(r)     10.32    NCB Executive Short-Term Incentive Plan for 2002

*(s)     10.33    Award Agreement under Executive Long-Term Plan for 2002

(o)      13       2001 Annual Report

(aa)     21.1     List of Subsidiaries and Affiliates of the NCB

(aa)     23.1     Consent of KPMG LLP

(aa)     23.2     Explanation concerning abscence of current Written Consent of ARTHUR ANDERSEN LLP

(a6)     24.1     Power of Attorney by Dean Janeway

(k)      24.3     Power of Attorney by Kirby J. Erickson

(k)      24.5     Power of Attorney by Jackie Jenkins-Scott

(g)      24.7     Power of Attorney by Harry J. Bowie

(k)      24.8     Power of Attorney by Michael J. Mercer

(k)      24.9     Power of Attorney by Peter C. Young

(k)      24.10    Power of Attorney by Thomas K. Zaucha

(n)      24.11    Power of Attorney by Stephanie McHenry

(f)      24.12    Power of Attorney by Stuart M. Saft

(aa)     24.14    Power of Attorney by Walden Swanson

(aa)     24.15    Power of Attorney by Michael D. Scott

(aa)     24.16    Power of Attorney by Rafael E. Cuellar

(aa)     24.17    Power of Attorney by Willliam F. Casey, Jr.

(aa)     24.18    Power of Attorney by H. Jeffery Leonard

(aa)     99.1     Certification
(aa)     99.2     Certification

(aa)     99.3     Registrant's 2003 Election Materials

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

(g) Incorporated by reference to Exhibit 10.16 filed as part of the registrant's annual report on Form 10-K for the year ended
     December 31, 1989 (File No. 2-99779).

(h) Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i) Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

(j) Incorporated by reference to Exhibit 4 to the registrant's report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30,1999 (File No. 2-99779).

(m) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n) Incorporated by reference to the exhibit of the same number filed as part of the registrant's annual report on Form 10-K for the year ended December, 2001 (File No. 2-99779).

(o) Incorporated by reference to the exhibit of the same number filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p) Incorporated by reference to exhibit 17 filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002
     (File No. 2-99779).

(q) Incorporated by reference to exhibit 20 filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002
     (File No. 2-99779).

(r) Incorporated by reference to exhibit 28 filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002
     (File No. 2-99779)

(s) Incorporated by reference to exhibit 99 filed as part of the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779)

(aa) Filed herewith

Reports on Form 8-K

(b) The Registrant did not file any report on Form 8-K during the last quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK

DATE: MARCH 31, 2003                BY /s/ Charles E. Snyder
                                       -----------------------------------------
                                           Charles E. Snyder
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

SIGNATURE                                    TITLE                              DATE
*/s/ Kirby J. Erickson                       Chairman of the Board and          03/31/03
 ---------------------------------           Director
Kirby J. Erickson

/s/ Richard L. Reed                          Managing Director,                 3/31/03
 ---------------------------------           (Principal Financial Officer)
Richard L. Reed

/s/ E. Michael Ramberg                       Vice President, Principal          3/31/03
 ---------------------------------           Accounting Officer
E. Michael Ramberg

*/s/ Harry J. Bowie                          Director                           3/31/03
 ---------------------------------
Harry J. Bowie

*/s/ Michael J. Mercer                       Director                           3/31/03
 ---------------------------------
Michael J Mercer

*/s/ Rafael E. Cuellar                       Director                           3/31/03
 ---------------------------------
Rafael E. Cuellar

*/s/ Michael D. Scott                        Director                           3/31/03
 ---------------------------------
Michael D. Scott

*/s/ Walden Swanson                          Director                           3/31/03
 ---------------------------------
Walden Swanson

SIGNATURE                                    TITLE                              DATE
*/s/ William F. Casey, Jr.                   Director                           3/31/03
 ---------------------------------

William F. Casey, Jr.

*/s/ H. Jeffrey Leonard                      Director                           3/31/03
 ---------------------------------
H. Jeffrey Leonard

*/s/ Dean Janeway                            Director                           3/31/03
 ---------------------------------
Dean Janeway

*/s/ Jackie Jenkins-scott                    Director                           3/31/03
 ---------------------------------
Jackie Jenkins-Scott

*/s/ Stephanie Mchenry                       Director                           3/31/03
 ---------------------------------
Stephanie McHenry

*/s/ Stuart M. Saft                          Director                           3/31/03
 ---------------------------------
Stuart M. Saft

*/s/ Peter C. Young                          Director                           3/31/03
 ---------------------------------
Peter C. Young

*/s/ Thomas K. Zaucha                        Director                           3/31/03
 ---------------------------------
Thomas K. Zaucha


* By /s/ Richard L. Reed
     -------------------
  Richard L. Reed
  (Attorney-in-Fact)

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                              SECTION 12 OF THE ACT

     With this report, the registrant is furnishing to the Commission for its information the registrant's election materials for its 2003 annual meeting. The registrant has not yet distributed the 2002 annual report to security holders and will furnish such report to the Commission when it is sent to security holders.

                                INDEX TO EXHIBITS

Exhibit No.       Description
--------------------------------------------------------------------------------
3.3               Bylaws of NCB

4.1               Election rules of NCB

21.1              List of Subsidiaries and Affiliates of NCB

23.1              Consent of KPMG LLP

23.2              Explanation concerning abscence of current Written
                  Consent of Arthur Andersen

24.14             Power of Attorney by Walden Swanson

24.15             Power of Attorney by Michael D. Scott

24.16             Power of Attorney by Rafael E. Cuellar

24.17             Power of Attorney by William F. Casey, Jr.

24.18             Power of Attorney by H. Jeffery Leonard

99.1              Certification

99.2              Certification

99.3              Registrant's 2002 Election Materials