Form 10-K/A
period 2002-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2003-04-03
CIK 356801

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                (First Amendment)

   For the fiscal year ended DECEMBER 31, 2002 Commission file number 2-99779
                            -----------------                         -------

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

             1725 Eye Street N.W., Suite 600, Washington, D.C. 20006
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes     No X  .
                                          ---    ---

                         (Cover Continued on Next Page)

                                (Cover Continued)

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

Documents incorporated by reference:  None


                                EXPLANATORY NOTE

         This first amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed for the purpose of (1) restating the certifications pursuant SEC rules as part of the body of the report, after the signature page, rather than as exhibits, and (2) filing exhibits that were inadvertently omitted from the initial filing on March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                       NATIONAL CONSUMER COOPERATIVE BANK

DATE:  APRIL 2, 2003                BY   /s/ CHARLES E. SNYDER
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


SIGNATURE                                               TITLE                                   DATE
*/s/ KIRBY J. ERICKSON                                  Chairman of the Board and              4/02/03
-----------------------------------                     Director
Kirby J. Erickson

/s/ RICHARD L. REED                                     Managing Director,                     4/02/03
------------------------------------                    (Principal Financial Officer)
Richard L. Reed

/s/ E. MICHAEL RAMBERG                                  Vice President, Principal              4/02/03
------------------------------------                    Accounting Officer
E. Michael Ramberg

*/s/ HARRY J. BOWIE                                     Director                               4/02/03
-----------------------------------
Harry J. Bowie

*/s/ MICHAEL J. MERCER                                  Director                               4/02/03
-----------------------------------
Michael J Mercer

*/s/ RAFAEL E. CUELLAR                                  Director                               4/02/03
-----------------------------------
Rafael E. Cuellar

*/s/ MICHAEL D. SCOTT                                   Director                               4/02/03
-----------------------------------
Michael D. Scott

*/s/ WALDEN SWANSON                                     Director                               4/02/03
-----------------------------------
Walden Swanson



SIGNATURE                                               TITLE                                   DATE

*/s/ WILLIAM F. CASEY, JR.                              Director                               4/02/03
-----------------------------------
William F. Casey, Jr.

*/s/ H. JEFFREY LEONARD                                 Director                               4/02/03
-----------------------------------
H. Jeffrey Leonard

*/s/ DEAN JANEWAY                                       Director                               4/02/03
-----------------------------------
Dean Janeway

*/s/ JACKIE JENKINS-SCOTT                               Director                               4/02/03
-----------------------------------
Jackie Jenkins-Scott

*/s/ STEPHANIE MCHENRY                                  Director                               4/02/03
-----------------------------------
Stephanie McHenry

*/s/ STUART M. SAFT                                     Director                               4/02/03
-----------------------------------
Stuart M. Saft

*/s/ PETER C. YOUNG                                     Director                               4/02/03
-----------------------------------
Peter C. Young

*/s/ THOMAS K. ZAUCHA                                   Director                               4/02/03
------------------------------------
Thomas K. Zaucha



* By  /s/ RICHARD L. REED
      -------------------------------
      Richard L. Reed
      (Attorney-in-Fact)

                                 CERTIFICATIONS

         I, Charles E. Snyder, Chief Executive Officer of National Consumer Cooperative Bank, certify that:

         1. I have reviewed this annual report on Form 10-K of National Consumer Cooperative Bank;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ Charles E. Snyder
Charles E. Snyder
Chief Executive Officer

         I, Richard L. Reed, Chief Financial Officer of National Consumer Cooperative Bank, certify that:

         1. I have reviewed this annual report on Form 10-K of National Consumer Cooperative Bank;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

/s/ Richard L. Reed
Richard L. Reed
Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.                DESCRIPTION
------------------------------------------------------------------------------
23.1                       Consent of KPMG LLP

23.2                       Explanation Concerning the Absence of Current Written Consent of
                           Arthur Andersen LLP

24.14                      Power of Attorney by Walden Swanson

24.15                      Power of Attorney by Michael D. Scott

24.16                      Power of Attorney by Rafael E. Cuellar

24.17                      Power of Attorney by William F. Casey, Jr.

24.18                      Power of Attorney by H. Jeffery Leonard

99.1                       Certification

99.2                       Certification

99.3                       Registrant's 2003 Election Materials
