Form 10-Q
period 2003-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2003-05-15
CIK 356801

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2003     Commission file number 2-99779
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT MARCH 31, 2003
                                                              -----------------------------
     CLASS C                                                              223,062
------------------
(Common stock, $100.00 par value)

     CLASS B                                                            1,179,694
------------------
(Common stock, $100.00 par value)

     CLASS D                                                                    3
------------------
(Common stock, $100.00 par value)


                       National Consumer Cooperative Bank
                  (doing business as National Cooperative Bank)
                                and Subsidiaries

                                      INDEX

PART I          FINANCIAL INFORMATION

                                                                                                   PAGE NO.
                                                                                                   --------
Item 1            Consolidated Balance Sheets - March 31,
                  2003 (unaudited) and December 31, 2002.......................                          3

                  Consolidated Statements of Income - for
                  the three months ended March 31, 2003
                  and 2002 (unaudited) ........................................                          4

                  Consolidated Statements of Comprehensive
                  Income - for the three months ended
                  March 31, 2003 and 2002 (unaudited)..........................                          5

                  Consolidated Statements of Changes in
                  Members' Equity - for the three months
                  ended March 31, 2003 and 2002 (unaudited)....................                        6-7

                  Consolidated Statements of Cash Flows -
                  for the three months ended
                  March 31, 2003 and 2002 (unaudited)..........................                        8-9

                  Condensed Notes to the Consolidated
                  Financial Statements - March 31,
                  2003 (unaudited).............................................                      10-18

Item 2            Management's discussion and analysis
                  of financial condition and results of
                  operations - for the three months
                  ended March 31, 2003 and 2002................................                      19-25

Item 3            Quantitative and qualitative disclosures
                  about market risk............................................                         26

Item 4            Controls and Procedures......................................                         26

PART II OTHER INFORMATION

Item 1   Legal proceedings.....................................................                         26

Item 6   Exhibits..............................................................                         26

Signatures and Certifications..................................................                      27-31



                            NATIONAL COOPERATIVE BANK
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                                   2003           December 31,
                                                                                (Unaudited)           2002
                                                                              ---------------    ---------------
ASSETS
Cash and cash equivalents .................................................   $    83,743,356    $    71,962,441
Restricted cash ...........................................................         9,738,809          4,849,396
Investment securities
  Available-for-sale ......................................................        57,464,289        107,941,909
  Held-to-maturity ........................................................         3,618,442          3,604,987

Loans held for sale .......................................................       276,545,851        258,221,210

Loans and lease financing .................................................       723,873,862        751,829,454
Less: Allowance for loan losses ...........................................       (13,900,184)       (14,580,619)
                                                                              ---------------    ---------------
Net loans and lease financing .............................................       709,973,678        737,248,835
Other assets ..............................................................        67,106,570         55,848,393
                                                                              ---------------    ---------------
Total assets ..............................................................   $ 1,208,190,995    $ 1,239,677,171
                                                                              ===============    ===============

LIABILITIES AND MEMBERS' EQUITY
LIABILITIES
Deposits ..................................................................   $   407,143,772    $   368,965,325
Patronage dividends payable in cash .......................................        13,102,054          8,013,698
Other liabilities .........................................................        44,655,022         55,618,564
Borrowings
 Short-term ...............................................................       115,901,812        220,991,682
 Long-term
  Current .................................................................        74,000,000         59,000,000
  Non-current .............................................................       183,226,770        163,514,517
 Subordinated debt ........................................................       187,884,376        188,096,087
                                                                              ---------------    ---------------
Total borrowings ..........................................................       561,012,958        631,602,286
                                                                              ---------------    ---------------
Total liabilities .........................................................     1,025,913,806      1,064,199,873
                                                                              ---------------    ---------------
MEMBERS' EQUITY
Common stock
 Class B ..................................................................       117,969,383        117,969,383
 Class C ..................................................................        22,306,220         22,306,220
 Class D ..................................................................               300                300
Retained earnings
 Allocated ................................................................        16,418,354         10,199,251
 Unallocated ..............................................................        18,110,889         17,384,903
Accumulated other comprehensive income ....................................         7,472,043          7,617,241
                                                                              ---------------    ---------------
Total members' equity .....................................................       182,277,189        175,477,298
                                                                              ---------------    ---------------
Total liabilities and members' equity .....................................   $ 1,208,190,995    $ 1,239,677,171
                                                                              ===============    ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                      2003           2002
                                                  ------------   ------------
Interest income
    Loans and lease financing .................   $ 15,993,859   $ 18,454,637
    Investment securities .....................      1,516,344        738,807
                                                  ------------   ------------
        Total interest income .................     17,510,203     19,193,444
                                                  ------------   ------------

Interest expense
    Deposits ..................................      2,177,079      1,987,935
    Short-term borrowings .....................      2,489,749      3,736,330
    Long-term debt, other borrowings
        and subordinated debt .................      4,534,718      5,230,809
                                                  ------------   ------------
        Total interest expense ................      9,201,546     10,955,074
                                                  ------------   ------------

    Net interest income .......................      8,308,657      8,238,370

Provision for loan losses .....................        215,000      1,088,000
                                                  ------------   ------------
    Net interest income after
        provision for loan losses .............      8,093,657      7,150,370
                                                  ------------   ------------

Non-interest income
    Gain on sale of loans .....................      7,382,405      3,859,812
    Gain on sale of investments
        available-for-sale ....................      2,960,698           --
    Loan fees .................................      1,824,663        491,497
    Servicing fees ............................      1,170,240        821,325
    Excess yield income .......................        902,426        863,873
    Other .....................................        531,297        488,915
                                                  ------------   ------------
        Total non-interest income .............     14,771,729      6,525,422
                                                  ------------   ------------

Non-interest expense
    Compensation and employee benefits ........      6,206,644      5,011,574
    Contractual services ......................      1,171,246      1,230,426
    Occupancy and equipment ...................      1,170,443      1,035,854
    Information systems .......................        426,578        500,180
    Corporate development .....................        401,697        317,792
    Contribution to NCB Development Corporation           --           50,000
    Other .....................................        906,329      1,247,749
                                                  ------------   ------------
        Total non-interest expense ............     10,282,937      9,393,575
                                                  ------------   ------------

Net income before taxes .......................     12,582,449      4,282,217

Provision for income taxes ....................        600,002        320,150
                                                  ------------   ------------

Net income ....................................   $ 11,982,447   $  3,962,067
                                                  ============   ============

Distribution of net income
    Patronage dividends .......................   $ 11,307,459   $  4,011,932
    Retained earnings .........................        674,988        (49,865)
                                                  ------------   ------------
                                                  $ 11,982,447   $  3,962,067
                                                  ============   ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME




For the three months ended March 31,                                             2003            2002
                                                                             ------------    ------------
Net income ...............................................................   $ 11,982,447    $  3,962,067

Other comprehensive income
  Unrealized loss on investment securities available-for-sale, net .......       (145,198)       (215,754)
                                                                             ------------    ------------

Comprehensive income .....................................................   $ 11,837,249    $  3,746,313
                                                                             ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            National Cooperative Bank
              Consolidated Statement of Changes in Members' Equity
                    For the three months ended March 31, 2003
                                   (Unaudited)

                                                                                 Accumulated
                                                   Retained       Retained          Other              Total
                                    Common         Earnings       Earnings       Comprehensive        Members'
                                    Stock         Allocated      Unallocated        Income             Equity
                                -------------   -------------   -------------    -------------    --------------
Balance, December 31, 2002      $ 140,275,903   $  10,199,251   $  17,384,903    $   7,617,241    $ 175,477,298
Net income ..................            --              --        11,982,447             --         11,982,447
Adjustment to prior year
 dividends ..................            --              --            50,998             --             50,998
2003 patronage dividends
   To be distributed in cash             --              --        (5,088,356)            --         (5,088,356)
   Retained in form of equity            --         6,219,103      (6,219,103)            --               --
Unrealized loss on
   investment securities
   available-for-sale,net ...            --              --              --           (145,198)        (145,198)
                                -------------   -------------   -------------    -------------    -------------
Balance, March 31, 2003 .....   $ 140,275,903   $  16,418,354   $  18,110,889    $   7,472,043    $ 182,277,189
                                =============   =============   =============    =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            National Cooperative Bank
              Consolidated Statement of Changes in Members' Equity
                    For the three months ended March 31, 2002
                                   (UNAUDITED)


                                                                                 Accumulated
                                                   Retained       Retained          Other              Total
                                    Common         Earnings       Earnings       Comprehensive        Members'
                                    Stock         Allocated      Unallocated        Income             Equity
                                -------------   -------------   -------------    -------------    --------------

Balance, December 31, 2001 ..   $ 133,880,773   $ 7,677,591     $  17,287,555    $   3,274,029    $ 162,119,948
Net income ..................            --              --         3,962,067             --          3,962,067
2002 patronage dividends
   To be distributed in cash             --              --        (1,805,369)            --         (1,805,369)
   Retained in form of equity          --         2,206,563        (2,206,563)            --               --
Unrealized loss on
   investment securities
   available-for-sale,net ...            --              --              --           (215,754)        (215,754)
                                -------------   -------------   -------------    -------------    -------------
Balance, March 31, 2002 .....   $ 133,880,773   $ 9,884,154     $  17,237,690    $   3,058,275    $ 164,060,892
                                =============   =============   =============    =============    =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                            2003             2002
                                                        ------------     ------------
Cash flows from operating activities
 Net income ........................................   $  11,982,447    $   3,962,067
 Adjustments to reconcile net income to net
  cash used in operating  activities
 Provision for loan losses .........................         215,000        1,088,000
 Depreciation and amortization .....................       2,911,955        4,457,338
 Gain on sale of loans .............................      (7,382,405)      (3,859,812)
 Gain on sale of investments available-for-sale ....      (2,960,698)            --
 Loans originated for sale .........................    (167,615,086)    (195,975,826)
 Proceeds from sale of loans held for sale .........     151,432,236      158,994,446
 Decrease (increase) in other assets ...............         324,307       (4,927,679)
 Decrease in other liabilities .....................     (11,466,433)      (3,618,170)
                                                       -------------    -------------
 Net cash used in operating activities .............     (22,558,677)     (39,879,636)
                                                       -------------    -------------
Cash flows from investing activities
 Redemption of restricted cash .....................            --             17,613
 Increase in restricted cash .......................      (4,889,413)            --
 Purchase of investment securities
   available-for-sale ..............................      (6,210,985)      (3,748,504)
 Proceeds from maturities of investments
   available-for-sale ..............................       5,500,026        1,900,025
 Proceeds from sale of investments
   available-for-sale ..............................      52,930,830             --
Net decrease in loans and lease financing ..........      19,516,963        4,411,153
 Proceeds from sale of portfolio loans .............            --          2,019,776
 Purchases of premises and equipment ...............        (425,276)        (831,924)
                                                       -------------    -------------
 Net cash provided by investing activities .........      66,422,145        3,768,139
                                                       -------------    -------------
Cash flows from financing activities
 Net increase in deposits ..........................      38,178,447       45,664,830
 Net (decrease)increase in short-term borrowings ...    (105,261,000)      43,608,296
 Proceeds from issuance of long-term debt ..........      50,000,000             --
 Repayment on long-term debt .......................     (15,000,000)     (45,000,000)
                                                       -------------    -------------
 Net cash (used in) provided by financing activities     (32,082,553)      44,273,126
                                                       -------------    -------------
Increase in cash and cash equivalents ..............      11,780,915        8,161,629
Cash and cash equivalents, beginning of period .....      71,962,441       66,487,131
                                                       -------------    -------------
Cash and cash equivalents, end of period ...........   $  83,743,356    $  74,648,760
                                                       =============    =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                            NATIONAL COOPERATIVE BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

  Supplemental schedule of investing and financing activities:

                                                    2003           2002
                                               -----------    -----------
Unrealized losses on investment
securities available-for-sale, net .........   $  (145,198)   $  (215,754)

Loans transferred to other real estate owned   $   209,447    $   557,804

Interest paid ..............................   $ 7,951,844    $ 8,490,156

Income taxes paid ..........................   $   334,453    $     1,150

                            NATIONAL COOPERATIVE BANK
                       CONDENSED NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


1.  Basis of Presentation

   The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for all of 2003. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

2. Critical Accounting Policies and Estimates

   As noted above, management has prepared the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, noninterest income and noninterest expense. The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results: allowance for loan losses, servicing assets and interest-only receivables, derivative instruments and hedging, and income taxes.

   We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of March 31, 2003, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2002 financial statements. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

3. Cash, Cash Equivalents and Investment Securities

     As of March 31, 2003, NCB's portfolios of cash and cash equivalents and investment securities, had an average maturity of 369 days with interest rates in those portfolios varying from 1.141% to 8.125%, and were comprised of the following:


                                              Cash and                  Investments                Investments
                                               Cash                     Available-                   Held-to-
                                            Equivalents                  for-Sale                    Maturity
                                       ----------------------      ----------------------      ---------------------
Cash ...........................           $22,631,558                  $      --                   $       --
Federal funds ..................            36,863,455                         --                           --
Money market securities ........            24,248,343                         --                           --
Private debt security ..........                  --                           --                        723,624
Mutual funds ...................                  --                      2,124,417                         --
Mortgage-backed securities .....                  --                           --                      2,894,818
Corporate bonds ................                  --                      2,084,720                         --
Agency obligations .............                  --                     25,780,670                         --
Interest-only receivables ......                  --                     27,474,482                         --
                                           -----------                  -----------                  -----------
                                           $83,743,356                  $57,464,289                  $ 3,618,442
                                           ===========                  ===========                  ===========


     As of December 31, 2002, NCB's portfolios of cash and cash equivalents and investment securities were comprised of the following:


                                             Cash and                  Investments                  Investments
                                               Cash                     Available-                    Held-to-
                                            Equivalents                  for-Sale                     Maturity
                                         ------------------         -------------------          -----------------
Cash ...........................           $49,228,761                  $      --                    $      --
Federal funds ..................               448,507                         --                           --
Money market securities ........            22,285,173                         --                           --
Private debt security ..........                  --                           --                        723,624
Mutual funds ...................                  --                      2,111,670                         --
Mortgage-backed securities .....                  --                     57,364,641                    2,881,363
Corporate bonds ................                  --                      2,101,760                         --
Agency obligations .............                  --                     25,398,302                         --
Interest-only receivables ......                  --                     20,965,536                         --
                                           -----------                 ------------                  -----------
                                           $71,962,441                 $107,941,909                  $ 3,604,987
                                           ===========                 ============                  ===========



        At March 31, 2003 and December 31, 2002, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

     Restricted cash of $0.8 million as of March 31, 2003 and December 31, 2002 is held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1993. At March 31, 2003 and December 31, 2002, the remaining balance of 1993 loans totaled $0.6 million and $5.7 million, respectively. The restricted cash will become available to NCB I, Inc. as the principal balance of the respective loans decreases. The loans sold have original maturities of ten to fifteen years.

     Restricted cash of $4.1 million as of March 31, 2003 and December 31, 2002,is held for the benefit of Rabobank International under the terms of the Agreement. The restricted cash is in the form of an Equity Reserve Account maintained at M&T Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

     The remaining $4.9 million of restricted cash at March 31, 2003 relates to a recourse obligation as discussed in Note 10.

     Included in investments available-for-sale are investment securities designated for the retirement of the Class A subordinated debt of $12.8 million and $12.4 million as of March 31, 2003 and December 31, 2002, respectively.
NCB has the ability to prepay $0.5 million per year, pending approval from senior note holders.



4.        Loans Held For Sale

   Loans held for sale by category, were as follows:

                                                                                      March 31,                    December 31,
                                                                                        2003                          2002
                                                                                    ------------                  ------------
Commercial loans .................................................                  $ 15,650,061                  $  9,102,044
Real estate loans
  Residential ....................................................                   230,548,416                   232,976,416
  Commercial .....................................................                    30,347,374                    16,142,750
                                                                                    ------------                  ------------
                                                                                    $276,545,851                  $258,221,210
                                                                                    ============                  ============


5.  Loans and Lease Financing

     Loans and leases outstanding, by category, were as follows:


                                                                                      March 31,                    December 31,
                                                                                        2003                          2002
                                                                                    ------------                  ------------
Commercial loans .................................................                  $394,092,022                  $411,906,924
Real estate loans
  Residential ....................................................                   270,263,683                   274,808,835
  Commercial .....................................................                     4,304,150                     4,325,198
Lease financing ..................................................                    55,214,007                    60,788,497
                                                                                    ------------                  ------------
                                                                                    $723,873,862                  $751,829,454
                                                                                    ============                  ============


6.    Impaired Assets

   Impaired loans, comprised of non-accrual loans and real estate owned at March 31, 2003 and December 31, 2002, totaled $1.5 million and $5.4 million, respectively. At March 31, 2003, included in the allowance for loan losses is $0.3 million, which relates to the total impaired loan balance of $1.5 million. The average balance of impaired loans was $2.9 million and $7.9 million for the quarter ended March 31, 2003 and for the year ended December 31, 2002, respectively. During 2003 and 2002, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

     At March 31, 2003 and December 31, 2002, there were commitments of $8.3 million and $5.5 million, respectively to lend additional funds to borrowers whose loans were impaired.

     At March 31, 2003 there was $0.2 million of real estate owned property and no real estate owned property at December 31, 2002.

7.    Allowance for Loan Losses

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31:


                                                                               2003                           2002
                                                                           ------------                   ------------
Balance at January 1, ...................................                  $ 14,580,619                   $ 22,239,903
Provision for loan losses ...............................                       215,000                      1,088,000
Charge-offs .............................................                    (1,014,998)                      (378,658)
Recoveries of loans previously charged-off ..............                       119,563                         69,111
                                                                           ------------                   ------------
Balance at March 31 .....................................                  $ 13,900,184                   $ 23,018,356
                                                                           ============                   ============

     The allowance for loan losses was 1.9% of loans and lease financing, excluding loans held for sale, at March 31, 2003 and December 31, 2002, respectively.

8. Segment Reporting

   NCB's reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans and commercial real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB's unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

     NCB evaluates segment performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the most recent annual report. Certain overhead expenses are allocated to each operating segment based on the number of employees and other factors relevant to expenses incurred. Also included in overhead and support is depreciation allocated based on equipment usage.

  The following is the segment reporting for the three months ended March 31, 2003 and March 31, 2002 (dollars in thousands):



                                                       Real                        Retail and
                                   Commercial         Estate        Warehouse       Consumer                          NCB
        2003                        Lending           Lending        Lending        Lending         Other        Consolidated
                                 -------------     ------------    -----------    -------------   ----------     ------------
Net interest income
  Interest income ..........      $    7,301      $    2,636      $    3,942      $    2,356      $    1,275       $   17,510
  Interest expense .........           4,014           1,301           2,943             810             134            9,202
                                  ----------      ----------      ----------      ----------      ----------       ----------
Net interest income ........           3,287           1,335             999           1,546           1,141            8,308

Provision for loan losses ..            --              --                85             130            --                215

Non-interest income-external           1,754             524          11,015           1,363             116           14,772

Non-interest expense
  Direct expense ...........           1,921           1,176             438           1,744           4,248            9,527
  Overhead and support .....             129             163              99             365            --                756
                                  ----------      ----------      ----------      ----------      ----------       ----------
Total non-interest expense .           2,050           1,339             537           2,109           4,248           10,283
                                  ----------      ----------      ----------      ----------      ----------       ----------

Income (loss) before taxes .      $    2,991      $      520      $   11,392      $      670      $   (2,991)      $   12,582
                                  ==========      ==========      ==========      ==========      ==========       ==========

Total average assets .......      $  459,481      $  187,586      $  257,834      $  138,114      $  176,936       $1,219,951
                                  ==========      ==========      ==========      ==========      ==========       ==========


                                                       Real                        Retail and
                                   Commercial         Estate        Warehouse       Consumer                          NCB
        2002                        Lending           Lending        Lending        Lending         Other        Consolidated
                                 -------------     ------------    -----------    -------------   ----------     ------------
Net interest income
  Interest income ..........      $    8,684      $    3,937      $    2,799      $    3,086      $      687       $   19,193
  Interest expense .........           4,970           1,628           1,325           1,384           1,648           10,955
                                  ----------      ----------      ----------      ----------      ----------       ----------
Net interest income ........           3,714           2,309           1,474           1,702            (961)           8,238


Provision for loan losses ..             450             218            --               420            --              1,088

Non-interest income-external           1,352             488           3,136           1,180             369            6,525

Non-interest expense
  Direct expense ...........           2,221           1,295             919             674           2,543            7,652
  Overhead and support .....             501             692             155             393            --              1,741
                                  ----------      ----------      ----------      ----------      ----------       ----------
Total non-interest expense .           2,722           1,987           1,074           1,067           2,543            9,393
                                  ----------      ----------      ----------      ----------      ----------       ----------

Income (loss) before taxes .      $    1,894      $      592      $    3,536      $    1,395      $   (3,135)      $    4,282
                                  ==========      ==========      ==========      ==========      ==========       ==========

Total average assets .......      $  536,652      $  175,774      $  143,064      $  165,000      $  177,982       $1,198,472
                                  ==========      ==========      ==========      ==========      ==========       ==========


9. Derivative Instruments and Hedging

   Results related to the hedging of warehouse loans and investment securities held-for-sale are summarized below and included in the captions entitled "Gain On Sale of Loans" and "gain on sale of investment securities available-for-sale" in the accompanying Consolidated Statements of Income (in thousands):

                                                                     Three Months Ended March 31,
                                                                    2003                      2002
                                                               ------------              ------------
Unrealized gain on designated
  derivatives recognized ....................                    $ 5,591                     $ 1,238
Decrease in value of warehouse loans ........                     (3,270)                     (1,298)
Decrease in value of investment securities
  available-for-sale ........................                     (2,262)                       --
                                                                 -------                     -------
  Net hedge effectiveness (ineffectiveness) .                         59                         (60)
Unrealized gain on undesignated loan
  commitments recognized ....................                        296                         812

Loss on undesignated derivatives recognized .                        (96)                       (888)
                                                                 -------                     -------
  Net gain (loss) on undesignated derivatives                        200                         (76)
Unrealized gain on non-hedging derivatives ..                        685                         732
                                                                 -------                     -------

      Net SFAS 133 adjustment ...............                    $   944                     $   596
                                                                 =======                     =======

   The contract or notional amounts and the respective estimated fair value of NCB's financial futures contracts and interest rate swaps at March 31, are as follows (dollars in thousands):


                                                              Contract or                              Estimated
                                                            Notional Amounts                           Fair Value
                                                   -----------------------------------     ---------------------------------
                                                        2003                2002               2003               2002
                                                   ---------------      --------------     --------------     --------------
Financial instruments whose contract amounts
exceed the amount of credit risk:
Financial futures contracts................          $ 28,000            $ 27,600          $     19             $    494
Interest rate swap agreements..............          $331,524            $223,590          $  4,908             $  7,600

     NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $9.4 million at March 31, 2003. NCB does not anticipate nonperformance by any of its counterparties.

10. Receivables Sold With Recourse

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

     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of March 31, 2003 and December 31, 2002, respectively. The unpaid principal balance of the loans covered by the Agreement was $291.9 million as of March 31, 2003 compared with $293.2 million as of December 31, 2002. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of March 31, 2003 the unpaid principal balance was $114.8 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

11. Financial Instruments With Off-Balance Sheet Risk

   NCB is a party to financial instruments with off-balance sheet risk. These financial instruments may include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the exposure that NCB has in particular classes of financial instruments. Unless noted otherwise, NCB does not require collateral or other security to support off-balance sheet financial instruments.

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

   Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation including obligations of a non-financial nature. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. NCB had only financial standby letters of credit at March 31, 2003 and March 31, 2002.

   Guarantee fees associated with the standby letters of credit range from 0.25% to 2.25% of the commitment amount. The standby letters of credit mature throughout 2003 to 2007.

   The contract or notional amounts and the respective estimated fair value of NCB's commitments to extend credit and standby letters of credit at March 31, are as follows (dollars in thousands):


                                                              Contract or                              Estimated
                                                            Notional Amounts                           Fair Value
                                                   -----------------------------------     ---------------------------------
                                                        2003                2002               2003               2002
                                                   ---------------      --------------     --------------     --------------
Financial instruments whose contract
amounts represent credit risk:
 Commitments to extend credit...............         $445,428            $323,508          $  2,227             $  1,618
 Standby letters of credit..................
   Financial................................         $220,626            $169,305          $  8,080             $  5,444


   At March 31, 2003, a liability of $1.6 million was recorded in other liabilities in the Consolidated Balance Sheet representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002.

   The above commitment amounts are not reflected in the Consolidated Balance Sheet and many of the commitments will expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

12. New Accounting Standards

    On January 22, 2003, the FASB directed its staff to prepare a ballot draft of "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity." The final statement is expected to be issued in 2003. The proposed standard establishes guidelines for issuers' classification as liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity, including financial instruments that are mandatorily redeemable on a fixed or determinable date. This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

    In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of
Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable. When the guarantor has assumed a "stand-ready" obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003. Adoption of FIN 45 did not have a material effect on the consolidated financial statements. See footnote 11 "Financial Instruments With Off-Balance Sheet Risk".

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities: an interpretation of ARB No.51." This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities ("SPEs"). Generally, in a variable interest entity the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest, as defined. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business even if the business does not have voting control of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interests in variable interest entities acquired after that date. FIN 46 also applies to the first interim of fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that was acquired before February 1, 2003. NCB is currently still evaluating whether or not it has any variable interest entities.

    On April 30, 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, and clarifies when a derivative contains a financing component that warrants reporting in the statement of cash flows. SFAS 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. NCB is currently evaluating the impact SFAS 149 will have on its operations.

13. Subsequent Events

    On May 9, 2003, NCB extended the maturity dates on its $350 million commitment revolving line of credit facilities. $175 million of the facility was extended from May 12, 2003 to May 7, 2004 and $175 million was extended from February 11, 2005 to May 17, 2006.

    On May 14, 2003, NCB issued $15 million of 5.67% medium term notes due May 15, 2013. NCB has the option to call this MTN at Par on May 15, 2006 and semi-annually thereafter.

                            NATIONAL COOPERATIVE BANK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

SUMMARY


   NCB's net income for the quarter ended March 31, 2003 was $12.0 million. This was a 202.4% or $8.0 million increase compared with $4.0 million for the quarter ended March 31, 2002. The primary factors affecting this increase were a $6.5 million increase in gain on sale of loans and gain on sale of investments available-for-sale; a $1.3 million increase in loan related fees; and a $0.9 million decrease in the provision for loan losses.

  Total assets decreased 2.5% or $31.5 million to $1.21 billion at March 31, 2003 from $1.24 billion at December 31, 2002. The decline in assets was primarily the result of a sale of $55.1 million in investment securities.

  The annualized return on average total assets was 4.0% and 1.3% for the first three months of 2003 and 2002, respectively. The annualized return on average equity was 26.7% and 9.7% for the quarter ended March 31, 2003 and 2002, respectively.

Net Interest Income

  Net interest income for the quarter ended March 31, 2003 increased $0.1 million or 0.9% to $8.3 million compared with $8.2 million for the quarter ended March 31, 2002.

  For the quarter ended March 31, 2003, interest income decreased 8.8% or $1.7 million to $17.5 million compared with $19.2 million for the quarter ended March 31, 2002. Most of the decrease resulted from lower yields on the loans and lease portfolios. The annualized yield on total average earning assets declined to 5.94% in 2003 from 6.76% in 2002. The average volume of interest earning assets increased 3.7% in 2003 to $1.2 billion compared to $1.1 billion during the same period in 2002.

  Interest expense for the quarter ended March 31, 2003 decreased $1.8 million or 16.0% to $9.2 million compared with $11.0 million for the quarter ended March 31, 2002. The decline in interest expense resulted from a decrease in overall yield on total interest bearing liabilities from 4.38% in 2002 to 3.73% in 2003, as well as a slight decrease in the amount of average interest bearing liabilities in 2003 compared with 2002.

  See Table 1 for detailed information on the increases and decreases in interest income and interest expense.

  As shown in Table 1, the net interest spread decreased 17 basis points to 2.21% from 2.38% for the three months ended March 31, 2003. The net interest yield on earning assets was 2.82% and 2.90% for the three months ended March 31, 2003 and 2002, respectively.

Non-interest Income

   Total non-interest income increased $8.3 million or 126.4% from $6.5 million during the quarter ended March 31, 2002 to $14.8 million for the quarter ended March 31, 2003. Non-interest income is composed of loan fees, gains or losses on sale of loans, servicing fees, excess yield income, and other income.

   Gain on sale of loans of $7.4 million in 2003, which represented 50.0% of non-interest income, increased 91.3% or $3.5 million from $3.9 million for the same period in 2002. The increase resulted from improved investor spreads in 2003 compared with 2002. Sales for the three months ended March 31, 2003 and 2002 were $151.6 million and $148.0 million, respectively.

   Gain on sale of investments available for sale was $3.0 million for the quarter ended March 31, 2003. The gain resulted from the sale of $55.1 million of mortgage backed securities (MBS) that had been obtained from Fannie Mae in a swap of loans for MBS in December 2002.

   Servicing fee income remains a stable source of non-interest income for NCB in 2003. NCB's servicing fee income increased from $0.8 million in 2002 to $1.2 million in 2003 due to growth in the volume of loans serviced which increased from $2.6 billion as of March 31, 2002 to $3.0 billion as of March 31, 2003.

   Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees. In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program. For the three months ended March 31, 2003, loan fees increased $1.3 million due to higher loan and lease prepayment fees, letter of credit fees, commitment fees and fees from the conduit program.

   In total, non-interest income amounted to 64.0% of total net revenue (net interest income plus non-interest income) in 2003 compared with 44.2% in 2002.

Non-interest Expense

   Non-interest expense for the quarter ended March 31, 2003 increased 9.5% or $0.9 million to $10.3 million compared with $9.4 million for the comparable period of the prior year. Compensation and employee benefits, which remains the single largest component of non-interest expense, increased 23.8% or $1.2 million compared to the three months ended March 31, 2002. The increase is attributable to an increase in staff, as well as an increase in bonus allocations based on net income.

   Annualized non-interest expense as a percentage of average assets was 3.4% and 3.1% for the three months ended March 31, 2003 and 2002, respectively.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

                                                                            Three Months Ended March 31,
                                                                  2003                                      2002
                                               -----------------------------------------    ---------------------------------------
ASSETS                                            Average          Income/       Yields/       Average         Income/     Yields/
                                                  Balance          Expenses       Rates        Balance        Expenses      Rates
                                                  -------          --------      -------       -------        --------     -------
Interest earning assets
  Real estate loans ........................   $   559,633     $     8,475        6.06%     $   483,838    $     9,304      7.69%
  Commercial loans and leases ..............       470,417           7,519        6.39%         536,652          9,151      6.82%
                                               -----------     -----------                  -----------    -----------
  Total loans and leases ..................      1,030,050          15,994        6.21%       1,020,490         18,455      7.23%
  Investment securities and cash equivalents       148,926           1,516        4.07%         114,998            738      2.57%
                                               -----------     -----------                  -----------    -----------
  Total interest earning assets ............     1,178,976          17,510        5.94%       1,135,488         19,193      6.76%
                                               -----------     -----------                  -----------    -----------
Allowance for loan losses ..................       (14,401)                                     (22,614)

Non-interest earning assets
  Cash .....................................        36,411                                       39,489
  Other assets .............................        18,965                                       46,108
                                               -----------                                  -----------
  Total non-interest earning assets ........        55,376                                       85,597
                                               -----------                                  -----------
  Total assets .............................   $ 1,219,951                                  $ 1,198,471
                                               ===========                                  ============
LIABILITIES AND MEMBERS' EQUITY

Interest bearing liabilities
  Subordinated debt ........................   $   188,046     $     1,669        3.55%     $   186,208    $     2,072      4.45%
  Notes payable ............................       425,055           5,355        5.04%         572,199          6,895      4.82%
  Deposits .................................       373,451           2,177        2.33%         241,918          1,988      3.29%
                                               -----------     -----------                  -----------    -----------
  Total interest bearing liabilities........       986,552           9,201        3.73%       1,000,325         10,955      4.38%
                                                               -----------                                 -----------
Other liabilities ..........................        53,887                                       35,068
Members' equity ............................       179,512                                      163,078
                                               -----------                                  -----------
  Total liabilities and members' equity ....   $ 1,219,951                                  $ 1,198,471
                                               ===========                                  ===========
Net interest earning assets ................       192,424                                      135,163
Net interest revenues and spread ...........                   $     8,309        2.21%                     $     8,238      2.38%
Net yield on interest earning assets .......                                      2.82%                                      2.90%


The accompanying notes are an integral part of these financial statements.

Provision for Income Taxes

   The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB (NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB's subsidiaries are also subject to varying levels of state taxation. The income tax provision was $600 thousand and $320 thousand for the three months ended March 31, 2003 and 2002, respectively.

Cash, Cash Equivalents and Investment Securities

   Cash, cash equivalents and investment securities totaled $144.8 million at March 31, 2003, a decrease of $38.7 million or 21.1% from $183.5 million at year-end 2002. The decrease was primarily related to the sale of MBS. NCB held FNMA MBS of $55.1 million at December 31, 2002, which were sold during the first quarter of 2003. As a percentage of average earning assets, cash, cash equivalents and investment securities decreased to 13.4% at March 31, 2003 from 15.9% at December 31, 2002.

Allowance for Loan Losses

  The allowance for loan losses at March 31, 2003 was $13.9 million, down 4.7% from $14.6 million at December 31, 2002. The allowance during the period was impacted by loans charged-off of $1.0 million, recoveries of loans previously charged-off of $0.1 million and the provision of $0.2 million. The $1.0 million of loans charged-off includes $0.8 million from one borrower, which was charged-off in March. NCB's annualized provision for loan losses as a percentage of loans and lease financing, excluding loans held for sale, was 0.12% for the three months ended March 31, 2003 and 0.58% for the three months ended March 31, 2002.

  The allowance for loan losses as a percentage of loans and lease financing, excluding loans held for sale, was 1.9% at March 31, 2003 and December 31, 2002, respectively. Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

  As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 71.6% from $5.4 million at December 31, 2002 to $1.5 million at March 31, 2003. Impaired assets as a percentage of loans and leases outstanding, excluding loans held for sale, was 0.22% at March 31, 2003 compared with 0.72% at year-end 2002. Impaired assets as a percentage of total capital were 0.8% and 3.1% at March 31, 2003 and December 31, 2002, respectively.

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

TABLE 2
Changes in Net Interest Income
(dollars in thousands)

For the three months ended March 31, 2003 compared to March 31, 2002


                                                 Increase (decrease) due to change in:
                                          ----------------------------------------------------
                                          Average                Average
                                          Volume*                 Yield                  Net**
                                          -------                 -----                  -----
Interest Income
Cash equivalents and
 investment securities ....               $   261                $   517                $   778
Commercial loans and leases                (1,083)                  (550)                (1,633)
Real estate loans .........                 1,326                 (2,155)                  (829)
                                          -------                -------                -------

 Total interest income ....                   504                 (2,188)                (1,684)
                                          -------                -------                -------

Interest expense

Deposits ..................                   876                   (687)                   189
Notes payable .............                (1,842)                   302                 (1,540)
Subordinated debt .........                    20                   (423)                  (403)
                                          -------                -------                -------

 Total interest expense ...                  (946)                  (808)                (1,754)
                                          -------                -------                -------
Net interest income .......               $ 1,450                $(1,380)               $    70
                                          =======                =======                =======


* Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to "change in average volume" and "change in average rate" in proportion to the absolute dollar amounts in each.

INTEREST BEARING LIABILITIES
(dollars in thousands)

                                                                                 3/31/2003           12/31/2002          % CHANGE
                                                                                 ---------           ----------          ---------
Deposits .............................................................          $  407,144          $  368,965             10.35%
Short-term debt* .....................................................             189,902             279,992            -32.18%
Long-term debt .......................................................             183,227             163,514             12.06%
Subordinated debt ....................................................             187,884             188,096             -0.11%
                                                                                ----------          ----------
Total ................................................................          $  968,157          $1,000,567            -3.24%
                                                                                ==========          ==========

*Includes current portion of long-term debt

  Interest bearing liabilities decreased $32.4 million to $968.2 million at March 31, 2003 from $1,000.6 million at December 31, 2002.

  For the first three months of 2003, deposits at NCB, FSB (NCBSB) increased 10.4% to $407.1 million compared with $369.0 million at December 31, 2002. The increase was attributable to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 14.6 months at March 31, 2003 compared with 11.9 months at December 31, 2002. Deposits are a major portion of interest bearing liabilities - 42.1% and 36.9% at March 31, 2003 and December 31, 2002, respectively.

  At March 31, 2003, total short-term and long-term borrowings (including subordinated debt) decreased 11.2% or $70.6 million to $561.0 million in comparison to December 31, 2002 of $631.6 million. NCBSB had advances of $0 and $4.8 million from the Federal Home Loan Bank at March 31, 2003, and December 31, 2002, respectively. At March 31, 2003, included in the short-term borrowings were revolving lines of credit of $2.0 million; commercial paper with a face value of $78.0 million and $36.4 million in borrowings from cooperative customers. At December 31, 2002, included in the short-term borrowings were revolving lines of credit of $50.5 million; commercial paper with a face value of $148.4 million and $18 million in borrowings from cooperative customers. Long-term debt, excluding current portion, increased 12.1% from year-end 2002 due to the new issuance of $50.0 million and the maturity of $15.0 million under the long-term facilities.

  At March 31, 2003, NCB had $350.0 million of committed revolving lines of credit available of which $2.0 million was outstanding in comparison to December 31, 2002 of $23.0 million. $175.0 million of this facility is available until February 11, 2005 and the remaining $175.0 million is available until May 12, 2003. In addition, NCB had bid lines available of $22.5 million and outstanding of $0 at March 31, 2003 in comparison to $27.5 million available and outstanding at December 31, 2002.

  At March 31, 2003 and December 31, 2002, under its medium-term note program, NCB had remaining authority approval to issue up to $290.0 million and $305.0 million,, respectively. As of March 31, 2003 and December 31, 2002, NCB had $89.0 million and $104.0 million, respectively, outstanding under this program. In addition, as of March 31, 2003 and December 31, 2002, NCB had outstanding $165.0 million and $115.0 million, respectively, of private placements issued to various institutional investors.

  At March 31, 2003, NCB has $30 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

TABLE 3
Impaired Assets
(dollars in thousands)


                                     March 31,             Dec. 31,             Sept. 30,             June 30,          March 31,
                                       2003                  2002                 2002                  2002               2002
                                    ---------              --------             ---------             --------          ---------
Real estate owned.....               $   209               $  --                 $  --                 $  --             $    557
Non-accruing .........                 1,337                 5,440                 7,694                10,930              7,210
                                     -------               -------               -------               -------            -------
                                     $ 1,546               $ 5,440               $ 7,694               $10,930            $ 7,767
                                     =======               =======               =======               =======            =======


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB's market risk profile occurred from December 31, 2002 to March 31, 2003.

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

Item 6. Exhibits

(a)      The following exhibits are filed as part of this report:

         Exhibit 10.35 First Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent.

         Exhibit 13 NCB 2002 Annual Report

         Exhibit 99.1 Certification Statement of Chief Executive Officer of NCB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Statement of Chief Financial Officer of NCB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) NCB did not file any reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                       NATIONAL CONSUMER COOPERATIVE BANK

Date: MAY 14, 2003
     ---------------------


                                      By: /s/
                                         --------------------------------
                                      Richard L. Reed,
                                      Managing Director,
                                      Chief Financial Officer



                                       By: /s/
                                          --------------------------------
                                       E. Michael Ramberg
                                       Vice President,
                                       Corporate Controller

                                 CERTIFICATIONS


   I, Charles E. Snyder, Chief Executive Officer of National Consumer Cooperative Bank, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of National Consumer Cooperative Bank;

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

Date:  May 14, 2003


/s/ Charles E. Snyder
Charles E. Snyder
Chief Executive Officer

   I, Richard L. Reed, Chief Financial Officer of National Consumer Cooperative Bank, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of National Consumer Cooperative Bank;

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

Date:  May 14, 2003

/s/ Richard L. Reed
Richard L. Reed
Chief Financial Officer