Form 10-Q
period 2003-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2003-08-13
CIK 356801

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003 Commission file number 2-99779

National Consumer Cooperative Bank

(Exact name of registrant as specified in its charter)

United States of America (12 U.S.C. Section 3001 et seq.)	52-1157795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Eye Street, NW, Suite 600, Washington, D.C. 20006
(Address of principal executive offices)

Registrant’s telephone number, including area code (202) 336-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2003

Class C	223,062
(Common stock, $100.00 par value)

Class B	1,178,592
(Common stock, $100.00 par value)

Class D	3
(Common stock, $100.00 par value)

National Consumer Cooperative Bank
(doing business as National Cooperative Bank)
and Subsidiaries

NATIONAL COOPERATIVE BANK

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$189,774,949	$71,962,441
Restricted cash	8,970,812	4,849,396
Investment securities
Available-for-sale	64,588,124	107,941,909
Held-to-maturity	3,613,758	3,604,987

Loans held for sale	228,211,421	258,221,210

Loans and lease financing	744,014,260	751,829,454
Less: Allowance for loan losses	(13,942,387)	(14,580,619)
Net loans and lease financing	730,071,873	737,248,835
Other assets	62,871,360	55,848,393

Total assets	$1,288,102,297	$1,239,677,171

Liabilities and Members’ Equity
Liabilities
Deposits	$437,801,355	$368,965,325
Patronage dividends payable in cash	17,801,503	8,013,698
Other liabilities	56,575,135	55,618,564
Borrowings
Short-term	140,575,070	220,991,682
Long-term
Current	79,000,000	59,000,000
Non-current	179,818,975	163,514,517
Subordinated debt	187,816,430	188,096,087
Total borrowings	587,210,475	631,602,286
Total liabilities	1,099,388,468	1,064,199,873
Members’ equity
Common stock
Class B	117,859,213	117,969,383
Class C	22,306,220	22,306,220
Class D	300	300
Retained earnings
Allocated	22,176,526	10,199,251
Unallocated	18,965,077	17,384,903
Accumulated other comprehensive income	7,406,493	7,617,241
Total members’ equity	188,713,829	175,477,298
Total liabilities and members’ equity	$1,288,102,297	$1,239,677,171

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months ended June 30,		Three Months ended June 30,
	2003	2002	2003	2002
Interest income
Loans and lease financing	$32,100,446	$35,983,365	$16,106,587	$17,528,728
Investment securities	2,245,141	1,350,953	728,796	612,147
Total interest income	34,345,587	37,334,318	16,835,383	18,140,875
Interest expense
Deposits	4,513,809	3,960,680	2,336,730	1,972,746
Short-term borrowings	5,379,139	7,174,134	2,889,390	3,437,804
Long-term debt, other borrowings and subordinated debt	9,048,160	10,151,531	4,513,442	4,920,722
Total interest expense	18,941,108	21,286,345	9,739,562	10,331,272
Net interest income	15,404,479	16,047,973	7,095,821	7,809,603
Provision for loan losses	445,000	1,838,000	230,000	750,000
Net interest income after provision for loan losses	14,959,479	14,209,973	6,865,821	7,059,603
Non-interest income
Gain on sale of loans	19,868,035	14,645,780	12,485,629	10,785,968
Gain on sale of investments available-for-sale	2,960,698	—	—	—
Loan fees	3,660,990	1,495,391	1,901,936	940,816
Servicing fees	2,469,425	1,831,861	1,233,577	1,073,615
Excess yield income	2,420,237	2,165,550	1,517,811	1,301,677
Other	991,408	1,402,344	460,113	913,427
Total non-interest income	32,370,793	21,540,926	17,599,066	15,015,504
Non-interest expense
Compensation and employee benefits	12,059,734	11,234,874	5,853,090	6,223,300
Contractual services	2,299,814	3,108,276	1,128,568	1,877,850
Occupancy and equipment	2,331,005	2,048,157	1,160,562	1,012,303
Information systems	891,563	1,065,017	464,985	564,837
Corporate development	880,232	787,578	478,535	469,786
Contribution to NCB Development Corp.	—	100,000	—	50,000
Write down of loan held for sale	1,360,000	—	1,360,000	—
Other	2,206,850	2,036,946	1,300,522	789,196
Total non-interest expense	22,029,198	20,380,847	11,746,262	10,987,272
Net income before taxes	25,301,075	15,370,052	12,718,625	11,087,835
Provision for income taxes	2,021,368	778,348	1,421,366	458,198
Net income	$23,279,707	$14,591,704	$11,297,259	$10,629,637
Distribution of net income
Patronage dividends	$21,750,680	$11,600,152	$10,443,220	$7,588,220
Retained earnings	1,529,027	2,991,552	854,039	3,041,417
	$23,279,707	$14,591,704	$11,297,259	$10,629,637

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

For the six months ended June 30,	2003	2002

Net income	$23,279,707	$14,591,704

Other comprehensive income Unrealized gain(loss) on investment securities available-for-sale, net	(210,748)	796,265

Comprehensive income	$23,068,959	$15,387,969

The accompanying notes are an integral part of these financial statements.

National Cooperative Bank
Consolidated Statement of Changes in Members’ Equity
For the six months ended June 30, 2003
(Unaudited)

	Common Stock	Retained Earnings Allocated	Retained Earnings Unallocated	Accumulated Other Comprehensive Income	Total Members’ Equity

Balance, December 31, 2002	$140,275,903	$10,199,251	$17,384,903	$7,617,241	$175,477,298
Net income	—	—	23,279,707	—	23,279,707
Adjustment to prior year dividends	—	—	51,147	—	51,147
Cancellation and redemption of stock	(110,170)	14,401	—	—	(95,769)
2003 patronage dividends
To be distributed in cash	—	—	(9,787,806)	—	(9,787,806)
Retained in form of equity	—	11,962,874	(11,962,874)	—	—
Unrealized loss on investment securities available-for-sale, net	—	—	—	(210,748)	(210,748)
Balance, June 30, 2003	$140,165,733	$22,176,526	$18,965,077	$7,406,493	$188,713,829

The accompanying notes are an integral part of these financial statements.

National Cooperative Bank
Consolidated Statement of Changes in Members’ Equity
For the six months ended June 30, 2002
(Unaudited)

	Common Stock	Retained Earnings Allocated	Retained Earnings Unallocated	Accumulated Other Comprehensive Income	Total Members’ Equity

Balance, December 31, 2001	$133,880,773	$7,677,591	$17,287,555	$3,274,029	$162,119,948
Net income	—	—	14,591,704	—	14,591,704
2002 patronage dividends
To be distributed in cash	—	—	(5,220,069)	—	(5,220,069)
Retained in form of equity	—	6,380,083	(6,380,083)	—	—
Unrealized gain on investment securities available-for-sale, net	—	—	—	796,265	796,265
Balance, June 30, 2002	$133,880,773	$14,057,674	$20,279,107	$4,070,294	$172,287,848

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities
Net income	$23,279,707	$14,591,704
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	445,000	1,838,000
Depreciation and amortization	6,021,548	9,527,121
Gain on sale of loans	(19,868,035)	(14,645,780)
Gain on sale of investments available-for-sale	(2,960,698)	—
Loans originated for sale	(401,938,243)	(352,007,481)
Proceeds from sale of loans held for sale	424,054,442	360,813,740
Write off of loan held for sale	1,360,000	—
Decrease in other assets	1,793,963	3,314,076
Increase (decrease) in other liabilities	703,445	(4,835,946)
Net cash provided by operating activities	32,891,129	18,595,434
Cash flows from investing activities
(Decrease) increase in restricted cash	(4,121,416)	3,867,206
Purchase of investment securities available-for-sale	(19,154,708)	(8,320,456)
Proceeds from maturities of investments available-for-sale	22,140,077	7,700,051
Proceeds from maturities of investments held-to-maturity	36,378	—
Proceeds from sale of investments available-for-sale	52,930,830	—
Net decrease in loans and lease financing	10,269,088	24,031,747
Proceeds from sale of portfolio loans	—	2,019,776
Purchases of premises and equipment	(1,053,900)	(1,793,758)
Net cash provided by investing activities	61,046,349	27,504,566
Cash flows from financing activities
Net increase in deposits	68,836,030	55,800,686
Net decrease in short-term borrowings	(79,961,000)	(14,321,975)
Proceeds from issuance of long-term debt	65,000,000	—
Repayment on long-term debt	(30,000,000)	(45,000,000)
Net cash provided by (used in) financing activities	23,875,030	(3,521,289)
Increase in cash and cash equivalents	117,812,508	42,578,711
Cash and cash equivalents, beginning of period	71,962,441	67,736,253
Cash and cash equivalents, end of period	$189,774,949	$110,314,964

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(Unaudited)

Supplemental schedule of investing and financing activities:

	2003	2002
Unrealized gain (loss) on investment securities available-for-sale, net	$(210,748)	$796,265

Loans transferred to other real estate owned	$233,430	$—

Loans transferred to portfolio	$1,600,000	$—

Interest paid	$19,161,789	$21,951,008

Income taxes paid	$1,496,753	$741,103

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

1.              Basis of Presentation

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry.  In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows.  The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for all of 2003.  For comparability, certain prior period amounts have been reclassified to conform to current period presentation.  The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

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

We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K.  We evaluate our accounting estimates and assumptions on an on-going basis.  As of June 30, 2003, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2002 financial statements.  While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

3.              Cash, Cash Equivalents and Investment Securities

As of June 30, 2003, NCB’s portfolios of cash and cash equivalents and investment securities, had an average maturity of 187 days with interest rates in those portfolios varying from 4.125% to 8.125%, and were compromised of the following:

	Cash and Cash Equivalents	Investments Available- for-Sale	Investments Held-to- Maturity
Cash	$38,445,541	$—	$—
Federal funds	116,000,000	—	—
Money market securities	35,329,408	—	—
Private debt security		—	687,246
Mutual funds	—	1,271,449	—
Mortgage-backed securities	—	—	2,926,512
Corporate bonds	—	2,058,260	—
Agency obligations	—	22,133,424	—
Interest-only receivables	—	39,124,991	—
	$189,774,949	$64,588,124	$3,613,758

As of December 31, 2002, NCB’s portfolios of cash and cash equivalents and investment securities were comprised of the following:

	Cash and Cash Equivalents	Investments Available- for-Sale	Investments Held-to- Maturity
Cash	$49,228,761	$—	$—
Federal funds	448,507	—	—
Money market securities	22,285,173	—	—
Private debt security	—	—	723,624
Mutual funds	—	2,111,670	—
Mortgage-backed securities	—	57,364,641	2,881,363
Corporate bonds	—	2,101,760	—
U.S Treasury and agency obligations	—	25,398,302	—
Interest-only receivables	—	20,965,536	—
	$71,962,441	$107,941,909	$3,604,987

At June 30, 2003 and December 31, 2002, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

Restricted cash had been held by a trustee for the benefit of certificate holders in the event of a loss on certain loans sold in 1993.  During the quarter the remaining loan balance of the 1993 loans was paid off and the remaining restricted cash balance was released to NCB I, Inc.  At December 31, 2002, the remaining balance of the 1993 loans was $5.7 million and the restricted cash balance was $0.8 million.

Restricted cash of $4.1 million as of June 30, 2003 and December 31, 2002, is held for the benefit of Rabobank International under the terms of the Loan Purchase and Sale Agreement relating to its grocery loan conduit program.  The restricted cash is in the form of an Equity Reserve Account maintained at M&T Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

The remaining $4.9 million of restricted cash at June 30, 2003 relates to a recourse obligation as discussed in Note 10.

Included in cash and cash equivalents and investments available-for-sale are investment securities designated for the retirement of the Class A subordinated debt of $13.0 million and $12.4 million as of June 30, 2003 and December 31, 2002, respectively.  NCB has board approval to prepay up to $1.0 million per year of the Class A Debt, subject to  approval from senior note holders.

4.              Loans Held For Sale

Loans held for sale, by category, were as follows:

	June 30, 2003	December 31, 2002
Commercial loans	$13,660,946	$9,102,044
Real estate loans
Residential	208,335,943	232,976,416
Commercial	6,214,532	16,142,750
	$228,211,421	$258,221,210

5.              Loans and Lease Financing

Loans and leases outstanding, by category, were as follows:

	June 30, 2003	December 31, 2002
Commercial loans	$399,722,294	$411,906,924
Real estate loans
Residential	289,393,490	274,808,835
Commercial	4,284,556	4,325,198
Lease financing	50,613,920	60,788,497
	$744,014,260	$751,829,454

6.              Impaired Assets

Impaired assets, comprising of non-accrual loans and real estate owned, totaled $4.0 million and $5.4 million, at June 30, 2003 and December 31, 2002, respectively.  At June 30, 2003, included in the allowance for loan losses is $1.0 million related to impaired loans of $3.8 million. The average balance of impaired loans was $2.8 million and $7.9 million for the quarter ended June 30, 2003 and for the year ended December 31, 2002, respectively.  During 2003 and 2002, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

At June 30, 2003 and December 31, 2002, there were commitments of $6.8 million and $5.5 million, respectively, to lend additional funds to borrowers whose loans were impaired.

At June 30, 2003, there was $0.2 million of real estate owned property and no real estate owned property at December 31, 2002.

7.              Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses during the six months ended June 30:

	2003	2002
Balance at January 1,	$14,580,619	$22,239,903
Provision for loan losses	445,000	1,838,000
Charge-offs	(1,339,964)	(4,110,456)
Reclassified to reserve for un-funded commitments and lines of credit	—	(1,668,115)
Recoveries of loans previously charged-off	256,732	243,451
Balance at June 30	$13,942,387	$18,542,783

The allowance for loan losses was 1.9% of loans and lease financing, excluding loans held for sale, at both June 30, 2003 and December 31, 2002.

In June 2002, $1.7 million in reserves was reclassified to a separate reserve included in other liabilities to cover exposures on unfunded commitments and lines of credit.  Included in the January 1, 2002 balance is $1.7 million in reserves for unfunded commitments and lines of credit.

8.              Segment Reporting

NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans and commercial real estate loans nationally, with a concentration in New York City.  The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market.  The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments.

NCB evaluates segment performance based on income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in the most recent annual report. Certain overhead expenses are allocated to each operating segment based on the number of employees and other factors relevant to expenses incurred.

The following is the segment reporting for the six months ended June 30, 2003 and 2002 (dollars in thousands):

2003	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$14,596	$5,541	$7,682	$4,714	$1,812	$34,345
Interest expense	7,922	2,574	6,650	1,607	188	18,941
Net interest income	6,674	2,967	1,032	3,107	1,624	15,404

Provision for loan losses	—	—	85	360	—	445

Non-interest income-external	4,399	1,153	23,587	2,840	392	32,371

Non-interest expense
Direct expense	3,815	2,311	989	2,711	9,166	18,992
Overhead and support	1,570	381	248	838	—	3,037
Total non-interest expense	5,385	2,692	1,237	3,549	9,166	22,029

Income (loss) before taxes	$5,688	$1,428	$23,297	$2,038	$(7,150)	$25,301

Total average assets	$453,991	$185,826	$291,026	$106,330	$203,621	$1,240,794

2002	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$16,926	$8,316	$4,810	$6,097	$1,185	$37,334
Interest expense	8,951	2,986	2,286	3,961	3,102	21,286
Net interest income	7,975	5,330	2,524	2,136	(1,917)	16,048

Provision for loan losses	750	591	—	497	—	1,838

Non-interest income-external	3,027	2,544	12,375	2,515	1,080	21,541

Non-interest expense
Direct expense	4,321	3,190	2,020	1,321	6,621	17,473
Overhead and support	890	981	251	786	—	2,908
Total non-interest expense	5,211	4,171	2,271	2,107	6,621	20,381

Income (loss) before taxes	$5,041	$3,112	$12,628	$2,047	$(7,458)	$15,370

Total average assets	$520,756	$183,016	$192,221	$166,004	$137,557	$1,199,554

The following is the segment reporting for the three months ended June 30, 2003 and 2002 (dollars in thousands):

2003	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$7,296	$2,905	$3,740	$2,358	$537	$16,836
Interest expense	3,908	1,273	3,707	797	55	9,740
Net interest income	3,388	1,632	33	1,561	482	7,096

Provision for loan losses	—	—	—	230	—	230

Non-interest income-external	2,644	628	12,574	1,478	275	17,599

Non-interest expense
Direct expense	1,894	1,135	551	967	4,917	9,464
Overhead and support	1,442	218	149	473	—	2,282
Total non-interest expense	3,336	1,353	700	1,440	4,917	11,746

Income (loss) before taxes	$2,696	$907	$11,907	$1,369	$(4,160)	$12,719

Total average assets	$445,264	$188,079	$292,069	$109,696	$218,379	$1,253,487

2002	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$8,244	$4,379	$2,011	$3,011	$496	$18,141
Interest expense	3,982	1,358	961	2,577	1,453	10,331
Net interest income	4,262	3,021	1,050	434	(957)	7,810

Provision for loan losses	300	373	—	77	—	750

Non-interest income-external	1,675	2,056	9,239	1,335	710	15,015

Non-interest expense
Direct expense	2,100	1,895	1,101	647	4,076	9,819
Overhead and support	389	290	96	393	—	1,168
Total non-interest expense	2,489	2,185	1,197	1,040	4,076	10,987

Income (loss) before taxes	$3,148	$2,519	$9,092	$652	$(4,323)	$11,088

Total average assets	$504,135	$197,216	$200,756	$167,343	$134,225	$1,203,675

9.              Derivative Instruments and Hedging

Results related to the hedging of warehouse loans and investment securities held-for-sale are summarized below and included in the captions entitled “Gain on sale of loans” and “Gain on sale of investment securities available-for-sale” in the accompanying Consolidated Statements of Income (in thousands):

	Six Months Ended June,		Three Months Ended June,
	2003	2002	2003	2002
Unrealized gain (loss) on designated derivatives recognized	$3,617	$(3,765)	$(1,974)	$(5,002)
Increase (decrease) in value of warehouse loans	(1,483)	3,798	1,787	5,095
Decrease in value of investment securities available-for-sale	(2,262)	—	—	—
Net hedge ineffectiveness	(128)	33	(187)	93

Unrealized gain on undesignated loan commitments recognized	317	2,789	21	1,978

Loss on undesignated derivatives recognized	(239)	(2,160)	(143)	(1,273)
Net gain (loss) on undesignated derivatives	78	629	(122)	705
Unrealized gain (loss) on non-hedging derivatives	673	(129)	(13)	(861)

Net SFAS 133 adjustment	$623	$533	$(322)	$(63)

The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts and interest rate swaps at June 30, are as follows (dollars in thousands):

	Contract or Notional Amounts		Estimated Fair Value
	2003	2002	2003	2002
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$11,100	$29,400	$119	$(293)
Interest rate swap agreements	$369,075	$227,089	$4,768	$3,828

NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $10.3 million at June 30, 2003. NCB does not anticipate nonperformance by any of its counterparties.

10.       Receivables Sold With Recourse

In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (the Agreement) with Fannie Mae in connection with NCB’s sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae’s issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB.  Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses are paid by NCB or when the obligation, as adjusted for any losses paid, exceeds 12% of the unpaid principal balance of the covered loans.

The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of both June 30, 2003 and December 31, 2002.  The unpaid principal balance of the loans covered by the Agreement was $290.6 million as of June 30, 2003 compared with $293.2 million as of December 31, 2002.  Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses.  Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae.  As of June 30, 2003 the unpaid principal balance was $114.2 million.  As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

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

NCB’s exposure to credit loss in the event of nonperformance by the other parties to the commitments to extend credit and standby letters of credit written is represented by the contract or notional amounts of those instruments. NCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

In the normal course of business, NCB makes loan commitments which are not reflected in the accompanying financial statements. The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NCB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral varies but may include accounts receivable; inventory; property, plant and equipment; and residential and income-producing commercial properties.

Standby letters of credit can be either financial or performance-based.  Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument.  Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation including obligations of a non-financial nature.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  NCB had only financial standby letters of credit at June 30, 2003 and 2002.

Guarantee fees associated with the standby letters of credit range from 0.25% to 2.25% of the commitment amount.  The standby letters of credit mature throughout 2003 to 2007.

The contract or notional amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at June 30, are as follows (dollars in thousands):

	Contract or Notional Amounts		Estimated Fair Value
	2003	2002	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$432,467	$396,679	$2,162	$1,983
Standby letters of credit-financial	$211,166	$167,157	$7,042	$5,398

At June 30, 2003, a liability of $2.6 million was recorded in other liabilities in the Consolidated Balance Sheet representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002.

The above commitment amounts are not reflected in the Consolidated Balance Sheet and many of the commitments will expire without being drawn upon.  Such commitments are issued only upon careful evaluation of the financial condition of the customer.

12.       New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable.  When the guarantor has assumed a “stand-ready” obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective at December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003.  Adoption of FIN 45 did not have a material effect on the consolidated financial statements.  See footnote 11 “Financial Instruments With Off-Balance Sheet Risk”.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No.51.” This interpretation addresses the issue of consolidation of variable interest entities (“VIEs”), which were previously commonly referred to as special-purpose entities (“SPEs”).  VIEs are entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Under the provisions of FIN 46, a company will consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIEs’ expected losses if they occur, receive a majority of the VIEs’ expected residual returns if they occur, or both. The company that consolidates a VIE is called the primary beneficiary.  FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs acquired after that date. Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN 46 no later than July 1, 2003. In addition, if it is reasonably possible that a company will consolidate or disclose information about a VIE under FIN 46, the company is required to disclose in its financial statements, the nature, purpose, size, and activities of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE.

NCB participates in a multi-seller commercial paper conduit program, which is a VIE under the provisions of FIN 46. The loans NCB has transferred into the conduit are less than half of the overall conduit assets, therefore, NCB does not have a variable interest in the conduit. Additionally, under FIN 46, when specified assets are the only source of payment for specified liabilities or other specified interests in an entity, then a portion of the entity shall be treated as a separate VIE (“silo”) and evaluated for consolidation.  There is no investor which has a separate interest in the loans NCB transferred to the conduit, so there is no silo VIE for NCB to evaluate.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, and clarifies when a derivative contains a financing component that warrants reporting in the statement of cash flows.  SFAS 149 is effective on a prospective basis for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after

June 30, 2003.  NCB has concluded that SFAS 149 will not have a material impact on its operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes guidance for how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that financial instruments within its scope be classified as a liability by an issuer.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not affect NCB at the present time, but will be complied with when and if it becomes necessary.

13.                               Subsequent Events

In July 2003, NCB committed to buying approximately $50.5 million of single family adjustable rate mortgages from a bank. The transaction is scheduled to close in the third quarter.

NATIONAL COOPERATIVE BANK

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

2003 Financial Summary

NCB’s net income for the six months ended June 30, 2003 was $23.3 million.  This was a 60% or $8.7 million increase compared with $14.6 million for the six months ended June 30, 2002. The primary factors affecting this increase were a $5.2 million increase in gain on sale of loans and a $3.0 million increase in gain on sale of investments.

Net income for the three months ended June 30, 2003 of $11.3 million increased $0.7 million or 6.3% from $10.6 million for the same period last year.

Total assets increased 3.9% or $48.4 million to $1.29 billion at June 30, 2003 from $1.24 billion at December 31, 2002.  The increase in assets was the result of an increase in Cash and Cash Equivalents, due primarily to the proceeds related to the sale of $210.0 million of loans in June 2003, net of a decrease in investment securities.

The annualized return on average total assets was 3.8% and 2.4% for the first six months of 2003 and 2002, respectively.  The annualized return on average members’ equity was 25.6% and 17.6% for the six months ended June 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income for the first six months of 2003 decreased $0.6 million or 4.0% to $15.4 million compared with $16.0 million for the first six months of 2002.

For the six months ended June 30, 2003, interest income decreased 8.0% or $3.0 million to $34.3 million compared with $37.3 million for the six months ended June 30, 2002. The yield on total average earning assets declined to 5.7% for the first six months of 2003 from 6.6% for the six months of 2002.  The average volume of interest earning assets increased 6.0% for the first six months of 2003 to $1.19 billion compared to $1.13 billion during the same period in 2002.

Interest expense decreased $2.4 million or 11.0% from $21.3 million for the first six months ended June 30, 2002 to $18.9 million for the six months ended June 30, 2003.  The decline in interest expense resulted from a decrease in overall yield on total interest bearing liabilities from 4.3% in 2002 to 3.8% in 2003.

The net interest spread decreased to 1.9% from 2.3% for the six months ended June 30, 2003 and 2002, respectively.

See Table 1 for detailed information on the increases and decreases in interest income and interest expense.

For the three month period ended June 30, 2003, net interest income decreased $0.7 million or 9.1% from $7.8 million during 2002 to $7.1 million in 2003.

For the three months ended June 30, 2003, interest income decreased  $1.3 million or 7.2% to $16.8 million compared with $18.1 million for the same period ended June 30, 2002.

For the three months ended June 30, 2003, interest expense decreased $0.6 million or 5.7% to $9.7 million compared with $10.3 million for the same period ended June 30, 2002.

For the three months ended June 30, 2003 the average rate on interest earning assets was down 87 basis points to 5.6% from 6.4% for the same period ended June 30, 2002.  The average rate on interest bearing liabilities, for the quarter ended June 30, 2003, was down 31 basis points to 3.9% from 4.2% for the period ended June 30, 2002.

See Table 1A for detailed information on the increases and decreases in interest income and interest expense.

Non-interest Income

Total non-interest income increased $10.9 million or 50% from $21.5 million for the six months ended June 30, 2002 to $32.4 million for the six months ended June 30, 2003.  Non-interest income is composed of loan fees, gains or losses on sale of loans to secondary market investors, servicing fees, excess yield income, gains or losses on sales of investments, and other income.

Gains on sales of loans of $19.9 million for the first six months ended of 2003, which represented 61.3% of non-interest income, increased 35.7% or $5.3 million from $14.6 million for the same period in 2002. The increase resulted from improved investor spreads and higher volume of loans sold in 2003 compared with 2002.  Total loans sold were $423.6 million and $357.9 million for the six months ended June 30, 2003 and 2002, respectively.

Gain on sale of investments available for sale was $3.0 million for the six months ended June 30, 2003. The gain resulted from the sale of $55.1 million of mortgage-backed securities (MBS) that had been obtained from Fannie Mae in a swap of loans for MBS in December 2002.

Servicing fee income continues to be a stable source of non-interest income for NCB in 2003.  NCB’s servicing fee income increased from $1.5 million for the six months ended June 30, 2002 to $2.5 million for the six months ended June 30, 2003. This was principally due to a $0.6 million increase in lease servicing fee income but also in part to the growth in the volume of loans serviced which increased from $2.8 billion as of June 30, 2002 to $3.0 billion as of June 30, 2003.

Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees.  In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program.  For the six months ended June 30, 2003, loan fees increased $2.2 million due to higher loan and lease prepayment fees, letter of credit fees, commitment fees and fees from the conduit program.

In total, non-interest income amounted to 68.0% of total net revenue (net interest income plus non-interest income) in 2003 compared with 57.3% in 2002.

For the three months ended June 30, 2003 total non-interest income increased $2.6 million or 17.2% from $15.0 million during the three months ended June 30, 2002 to $17.6 million for the three months ended June 30, 2003.  The increase is mainly due to an increase in gain on sale of loans of $1.7 million.

Non-interest Expense

Non-interest expense for the six months ended June 30, 2003 increased 8.1% or $1.6 million to $22.0 million compared with $20.4 million for the prior year.  Compensation and employee benefits remain the single largest component of non-interest expense, increasing by 7.3% or $0.8 million to $12.0 million compared to $11.2 million for the six months ended June 30, 2002.  Included within non-interest expense is a write down of $1.4 million for a retail grocery loan held for sale.

Annualized non-interest expense as a percentage of average assets was 3.6% and 3.4% for the six months ended June 30, 2003 and 2002, respectively.

Non-interest expense for the three months ended June 30, 2003 increased 6.9% or $0.7 million to $11.7 million compared with $11.0 million for the same three month period in 2002.  The increase is due to the write down mentioned above of $1.4 million offset by a decrease in contractual services expense of $0.8 million.

Table 1
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

	Six Months Ended June 30,
	2003			2002
	Average Balance	Income/ Expenses	Yields/ Rates	Average Balance	Income/ Expenses	Yields/ Rates
ASSETS
Interest earning assets
Real estate loans	$571,701	$17,303	6.05%	$490,824	$18,054	7.36%
Commercial loans and leases	465,472	14,797	6.36%	520,756	17,929	6.89%

Total loans and leases	1,037,173	32,100	6.19%	1,011,580	35,983	7.11%

Investment securities and cash equivalents	162,384	2,245	2.77%	120,070	1,351	2.25%
Total interest earning assets	1,199,557	34,345	5.73%	1,131,650	37,334	6.60%

Allowance for loan losses	(14,133)			(21,841)

Non-interest earning assets
Cash	34,584			50,007
Other assets	20,786			39,738
Total non-interest earning assets	55,370			89,745
Total assets	$1,240,794			$1,199,554

LIABILITIES AND MEMBERS’ EQUITY
Interest bearing liabilities
Subordinated debt	$187,969	$3,346	3.56%	$186,051	$4,173	4.49%
Notes payable	418,013	11,081	5.30%	553,876	13,152	4.75%
Deposits	394,311	4,514	2.29%	253,365	3,961	3.13%
Total interest bearing liabilities	1,000,293	18,941	3.79%	993,292	21,286	4.29%

Other liabilities	58,411			40,346
Members’ equity	182,090			165,916
Total liabilities and members’ equity	$1,240,794			$1,199,554

Net interest earning assets	199,264			138,358
Net interest revenues and spread		$15,404	1.94%		$16,048	2.31%
Net yield on interest earning assets			2.57%			2.84%

Table 1A
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

	Three Months Ended June 30,
	2003			2002
	Average Balance	Income/ Expenses	Yields/ Rates	Average Balance	Income/ Expenses	Yields/ Rates
ASSETS
Interest earning assets
Real estate loans	$574,710	$9,084	6.32%	$501,272	$8,752	6.98%
Commercial loans and leases	460,398	7,023	6.10%	504,135	8,777	6.96%

Total loans and leases	1,035,108	16,107	6.22%	1,005,407	17,529	6.97%

Investment securities and cash equivalents	175,376	728	1.66%	123,288	612	1.99%
Total interest earning assets	1,210,484	16,835	5.56%	1,128,695	18,141	6.43%

Allowance for loan losses	(13,808)			(21,665)

Non-interest earning assets
Cash	32,204			60,214
Other assets	24,607			36,431
Total non-interest earning assets	56,811			96,645
Total assets	$1,253,487			$1,203,675

LIABILITIES AND MEMBERS’ EQUITY
Interest bearing liabilities
Subordinated debt	$187,870	$1,677	3.57%	$185,747	$2,102	4.53%
Notes payable	399,750	5,725	5.73%	535,423	6,256	4.67%
Deposits	418,380	2,337	2.23%	268,609	1,973	2.94%
Total interest bearing liabilities	1,006,000	9,739	3.87%	989,779	10,331	4.18%

Other liabilities	62,772			45,607
Members’ equity	184,715			168,289
Total liabilities and members’ equity	$1,253,487			$1,203,675

Net interest earning assets	204,484			138,916
Net interest revenues and spread		$7,096	1.69%		$7,810	2.25%
Net yield on interest earning assets			2.34%			2.77%

Table 2
Changes in Net Interest Income
(dollars in thousands)
For the six months ended June 30, 2003 compared to June 30, 2002

	Average Volume*	Average Yield	Net**
Interest Income

Cash equivalents and investment securities	$542	$352	$894
Commercial loans and leases	(1,819)	(1,313)	(3,132)
Real estate loans	2,721	(3,472)	(751)

Total interest income	1,444	(4,433)	(2,989)

Interest expense

Deposits	1,805	(1,252)	553
Notes payable	(3,481)	1,410	(2,071)
Subordinated debt	43	(870)	(827)

Total interest expense	(1,633)	(712)	(2,345)

Net interest income	$3,077	$(3,721)	$(644)

Increase (decrease) due to change in:

* Average monthly balances

**Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Changes in Net Interest Income
(dollars in thousands)
For the three months ended June 30, 2003 compared to June 30, 2002

	Average Volume*	Average Yield	Net**
Interest Income

Cash equivalents and investment securities	$228	$(112)	$116
Commercial loans and leases	(722)	(1,032)	(1,754)
Real estate loans	1,208	(876)	332

Total interest income	714	(2,020)	(1,306)

Interest expense

Deposits	916	(552)	364
Notes payable	(1,775)	1,244	(531)
Subordinated debt	24	(449)	(425)

Total interest expense	(835)	243	(592)

Net interest income	$1,549	$(2,263)	$(714)

Increase (decrease) due to change in:

* Average monthly balances

**Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Provision for Income Taxes

The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB (NCBSB) and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation.  The income tax provision was $2.0 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively.

Cash, Cash Equivalents and Investment Securities

Cash, cash equivalents and investment securities totaled $258.0 million at June 30, 2003, an increase of $74.5 million or 40.6% from $183.5 million at year-end 2002.  The increase was primarily related to the sale of $210.0 million of loans at the end of the second quarter.  As a percentage of average earning assets, cash, cash equivalents and investment securities increased to 21.5% at June 30, 2003 from 15.9% at December 31, 2002.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2003 was $13.9 million, down 4.4% from $14.6 million at December 31, 2002 and down 24.8% from $18.5 million at June 30, 2002. The allowance during the period was impacted by loans charged-off of $1.3 million, recoveries of loans previously charged-off of $0.3 million and the provision of $0.4 million. The $1.3 million of loans charged-off includes $0.8 million from one borrower, which was charged-off in March. The allowance for 2002 was impacted by loans charged-off of $3.9 million during the last two quarters of 2002.  For more detail on 2002 please refer to our filed 10K.  NCB’s annualized provision for loan losses as a percentage of loans and lease financing, excluding loans held for sale, was 0.12% for the six months ended June 30, 2003 and 0.47% for the six months ended June 30, 2002.

The allowance for loan losses as a percentage of loans and lease financing, excluding loans held for sale, was 1.9% at both June 30, 2003 and December 31, 2002.  Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 26.1% from $5.4 million at December 31, 2002 to $4.0 million at June 30, 2003.  Impaired assets as a percentage of loans and leases outstanding, excluding loans held for sale, was 0.54% at June 30, 2003 compared with 0.72% at year-end 2002.  Impaired assets as a percentage of total capital were 2.1% and 3.1% at June 30, 2003 and December 31, 2002, respectively.

The majority of NCB’s loans are to cooperatives in industries such as owner-occupied multi-family residential housing, food distribution, health care, and financial services.  NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.

The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to seasoned housing cooperatives with low loan-to-value ratios.  NCB also has minimal credit exposure to highly leveraged transactions, commercial real estate and construction loans.  NCB has no foreign loan exposure.

TABLE 3
Impaired Assets
(dollars in thousands)

	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002

Real estate owned	$233	$209	$—	$—	$—

Non-accruing	3,785	1,337	5,440	7,694	10,930

	$4,018	$1,546	$5,440	$7,694	$10,930

Interest Bearing Liabilities

Per Table 4, interest bearing liabilities increased $24.4 million to $1,025.0 million at June 30, 2003 from $1,000.6 million at December 31, 2002.

For the first six months of 2003, deposits at NCB, FSB (NCBSB) increased 18.7% to $437.8 million compared with $369.0 million at December 31, 2002. The increase was attributable to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 18.2 months at June 30, 2003 compared with 11.9 months at December 31, 2002. Deposits are a major portion of interest bearing liabilities - 42.7% and 36.9% at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003, total short-term and long-term borrowings (including subordinated debt) decreased 7.0% or $44.4 million to $587.2 million in comparison to December 31, 2002 of $631.6 million.  NCBSB had advances of $29.2 and $4.8 million from the Federal Home Loan Bank at June 30, 2003 and December 31, 2002, respectively.  At June 30, 2003, included in the short-term borrowings were revolving lines of credit of $30.0 million; commercial paper with a face value of $71.5 million and $11.0 million in borrowings from cooperative customers.  At December 31, 2002, included in the short-term borrowings were revolving lines of credit of $50.5 million; commercial paper with a face value of $148.4 million and $18.0 million in borrowings from cooperative customers.  Long-term debt, excluding current portion, increased 10.0% from year-end 2002 due to new issuances of $65.0 million and the maturity of $30.0 million under the long-term facilities.

At June 30, 2003, NCB had $350.0 million of committed revolving lines of credit available of which $30.0 million was outstanding in comparison to December 31, 2002 of $23.0 million.  $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2004.  In addition, NCB had bid lines available of $22.5 million and outstanding of $0 at June 30, 2003 in comparison to $27.5 million available and outstanding at December 31, 2002.

At June 30, 2003 and December 31, 2002, under its medium-term note program, NCB had remaining authority approval to issue up to $275.0 million and $305.0 million, respectively.  As of June 30, 2003 and December 31, 2002, NCB had $89.0 million and $104.0 million, respectively, outstanding under this program.  In addition, as of June 30, 2003 and December 31, 2002, NCB had outstanding $165.0 million and $115.0 million, respectively, of private placements issued to various institutional investors.

At June 30, 2003, NCB has $30 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Table 4

Interest Bearing Liabilities

(dollars in thousands)

	6/30/03	12/31/02	% Change

Deposits	$437,801	$368,965	18.66%
Short-term debt*	219,575	279,992	-21.58%
Long-term debt	179,819	163,514	9.97%
Subordinated debt	187,816	188,096	-0.15%
Total	$1,025,011	$1,000,567	2.44%

*Includes current portion of long-term debt

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in NCB’s market risk profile occurred from December 31, 2002 to June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company’s reports under the Exchange Act.

(b)  There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect those internal controls subsequent to the date the Company’s management carried out its evaluation.

Part II             OTHER INFORMATION

Item 1.             Legal Proceedings

In the normal course of business we are involved in various types of litigation and disputes, which may lead to litigation.  The Company has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.

Item 4.             Submission of Matters to a Vote of Security Holders

(a)             The 2003 election of Directors for NCB was held via ballot sent to stockholders on or about February 24, 2003.  Ballots were required to be returned to NCB on or before April 11, 2003.

(b)            The following Directors were elected by the 2003 ballot:  Andrew Reicher, Grady B. Hedgespeth, Richard A. Parkinson and Rosemary K. Mahoney.

The term of office of the following Directors (in addition to the Directors elected by the 2003 ballot) continued after the NCB annual meeting of stockholders on April 29, 2003:  Alfred A. Plamann, Michael D. Scott, Irma Cota, Michael J. Mercer, Rafael E. Cuellar, Walden Swanson, William F. Casey, Jr., H. Jeffrey Leonard, Dean Janeway, Stephanie McHenry and Stuart M. Saft.  Ms. Cota was appointed by the Board at its April 29, 2003 meeting to fill the remaining term of a Director who recently resigned from the Board.

(c)             Set forth below are the vote totals for the election of Directors:

Low Income
Andrew Reicher	2793
Grady B. Hedgespeth	2760

Housing
Vernon Oakes	1286

Consumer Services
William A. Herring	1403

Consumer Goods
Richard A. Parkinson	2638

Other
Rosemary K. Mahoney	3202
David I. Ferber	971
Bruce E. Douglass	676

(d)            Not applicable

Item 6.             Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit 10.36 Second Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32 Section 1350 Certifications

(b) NCB did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

Date: August 13, 2003

By:	/s/ Richard L. Reed
Richard L. Reed,
Managing Director,
Chief Financial Officer

By:	/s/ E. Michael Ramberg
E. Michael Ramberg
Vice President,
Corporate Controller