Form 10-Q
period 2003-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2003-11-14
CIK 356801

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003 Commission file number 2-99779

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at September 30, 2003

Class C	227,902
(Common stock, $100.00 par value)

Class B	1,271,886
(Common stock, $100.00 par value)

Class D	3
(Common stock, $100.00 par value)

National Consumer Cooperative Bank

(doing business as National Cooperative Bank)

and Subsidiaries

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002.

Consolidated Statements of Income - for the three and nine months ended September 30, 2003 and 2002 (unaudited)

Consolidated Statements of Comprehensive Income - for the nine months ended September 30, 2003 and 2002 (unaudited)

Consolidated Statements of Changes in Members’ Equity - for the nine months ended September 30, 2003 and 2002 (unaudited)

Consolidated Statements of Cash Flows - for the nine months ended September 30, 2003 and 2002 (unaudited)

Condensed Notes to the Consolidated Financial Statements - September 30, 2003 (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - for the three and nine months ended September 30, 2003 and 2002

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 6	Exhibits

Signatures and Certifications

NATIONAL COOPERATIVE BANK

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$70,275,020	$71,962,441
Restricted cash	9,013,935	4,849,396
Investment securities
Available-for-sale	80,338,587	107,941,909
Held-to-maturity	3,595,529	3,604,987

Loans held for sale	269,957,568	258,221,210

Loans and lease financing	830,471,300	751,829,454
Less: Allowance for loan losses	(16,670,331)	(14,580,619)
Net loans and lease financing	813,800,969	737,248,835
Other assets	71,565,007	55,848,393
Total assets	$1,318,546,615	$1,239,677,171

Liabilities and Members’ Equity
Liabilities
Deposits	$447,139,304	$368,965,325
Patronage dividends payable in cash	11,728,417	8,013,698
Other liabilities	65,559,919	55,618,564
Borrowings
Short-term	170,383,738	220,991,682
Long-term
Current	69,000,000	59,000,000
Non-current	178,190,967	163,514,517
Subordinated debt	187,074,202	188,096,087
Total borrowings	604,648,907	631,602,286
Total liabilities	1,129,076,547	1,064,199,873
Members’ equity
Common stock
Class B	127,188,622	117,969,383
Class C	22,790,248	22,306,220
Class D	300	300
Retained earnings
Allocated	14,292,632	10,199,251
Unallocated	19,524,365	17,384,903
Accumulated other comprehensive income	5,673,901	7,617,241
Total members’ equity	189,470,068	175,477,298
Total liabilities and members’ equity	$1,318,546,615	$1,239,677,171

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months ended September 30,		Three Months ended September 30,
	2003	2002	2003	2002
Interest income
Loans and lease financing	$46,200,817	$52,648,464	$14,100,371	$16,665,099
Investment securities	3,669,519	2,049,403	1,424,378	698,450
Total interest income	49,870,336	54,697,867	15,524,749	17,363,549
Interest expense
Deposits	6,966,277	5,868,641	2,452,468	1,907,961
Short-term borrowings	7,645,975	9,924,170	2,266,836	2,750,036
Long-term debt, other borrowings and subordinated debt	13,195,411	14,587,642	4,147,251	4,436,111
Total interest expense	27,807,663	30,380,453	8,866,555	9,094,108
Net interest income	22,062,673	24,317,414	6,658,194	8,269,441
Provision for loan losses	1,152,024	1,838,000	707,024	—
Net interest income after provision for loan losses	20,910,649	22,479,414	5,951,170	8,269,441
Non-interest income
Gain on sale of loans	25,878,302	15,841,171	6,010,267	1,195,391
Gain on sale of investments available-for-sale	2,960,698	—	—	—
Loan fees	4,750,943	3,062,284	1,089,953	1,566,893
Servicing fees	3,858,622	2,704,866	1,389,197	873,005
Excess yield income	3,668,983	2,634,391	1,248,746	468,841
Other	2,604,737	1,778,057	1,613,329	375,713
Total non-interest income	43,722,285	26,020,769	11,351,492	4,479,843
Non-interest expense
Compensation and employee benefits	17,816,846	16,098,801	5,757,112	4,863,926
Contractual services	3,814,090	4,470,886	1,514,275	1,362,610
Occupancy and equipment	3,655,520	3,194,709	1,324,515	1,146,553
Information systems	1,702,320	1,383,208	810,757	318,191
Corporate development	1,608,630	1,663,644	728,398	456,710
Travel and entertainment	1,070,662	844,299	417,489	333,487
Loan costs	982,929	731,341	346,859	233,345
Write down of loan held for sale	1,360,000	—	—	—
Contribution to NCB Development Corp.	—	1,000,000	—	900,000
Other	1,592,077	1,182,014	674,471	573,232
Total non-interest expense	33,603,074	30,568,902	11,573,876	10,188,054
Net income before taxes	31,029,860	17,931,281	5,728,786	2,561,230
Provision for income taxes	2,944,387	1,338,891	923,019	560,544
Net income	$28,085,473	$16,592,390	$4,805,767	$2,000,686
Distribution of net income
Patronage dividends	$26,063,149	$15,525,396	$4,312,469	$3,925,244
Retained earnings	2,022,324	1,066,994	493,298	(1,924,558)
	$28,085,473	$16,592,390	$4,805,767	$2,000,686

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

For the nine months ended September 30,	2003	2002

Net income	$28,085,473	$16,592,390

Other comprehensive income
Unrealized (loss) gain on investment securities available-for-sale, net	(1,943,340)	2,875,968

Comprehensive income	$26,142,133	$19,468,358

The accompanying notes are an integral part of these financial statements.

National Cooperative Bank

Consolidated Statement of Changes in Members’ Equity

For the nine months ended September 30, 2003

(Unaudited)

	Common Stock	Retained Earnings Allocated	Retained Earnings Unallocated	Accumulated Other Comprehensive Income	Total Members’ Equity

Balance, December 31, 2002	$140,275,903	$10,199,251	$17,384,903	$7,617,241	$175,477,298
Net income	—	—	28,085,473	—	28,085,473
Adjustment to prior year dividends	—	—	40,061	—	40,061
Cancellation and redemption of stock	(573,690)	35,606	369,076	—	(169,008)
Other dividends declared	—	—	(291,999)	—	(291,999)
2002 patronage dividends
Distributed in stock	10,276,957	(10,276,957)	—	—	—
2003 Patronage dividends
To be distributed in cash	—	—	(11,728,417)	—	(11,728,417)
Retained in form of equity	—	14,334,732	(14,334,732)	—	—
Unrealized loss on investment securities available-for-sale, net	—	—	—	(1,943,340)	(1,943,340)
Balance, September 30, 2003	$149,979,170	$14,292,632	$19,524,365	$5,673,901	$189,470,068

The accompanying notes are an integral part of these financial statements.

National Cooperative Bank

Consolidated Statement of Changes in Members’ Equity

For the nine months ended September 30, 2002

(Unaudited)

	Common Stock	Retained Earnings Allocated	Retained Earnings Unallocated	Accumulated Other Comprehensive Income	Total Members’ Equity

Balance, December 31, 2001	$133,880,773	$7,677,591	$17,287,555	$3,274,029	$162,119,948
Net income	—	—	16,592,390	—	16,592,390
Cancellation and redemption of stock	(584,554)	(580,235)	972,259	—	(192,530)
2001 patronage dividends
distributed in stock	7,097,356	(7,097,356)	—	—	—
Other dividends declared	—	—	(218,624)	—	(218,624)
2002 patronage dividends
To be distributed in cash	—	—	(6,986,428)	—	(6,986,428)
Retained in form of equity	—	8,538,968	(8,538,968)	—	—
Unrealized gain on investment securities available-for-sale, net	—	—	—	2,875,968	2,875,968
Balance, September 30, 2002	$140,393,575	$8,538,968	$19,108,184	$6,149,997	$174,190,724

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities
Net income	$28,085,473	$16,592,390
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	1,152,024	1,838,000
Depreciation and amortization	10,256,127	13,669,088
Gain on sale of loans	(25,878,302)	(15,841,171)
Gain on sale of investments available-for-sale	(2,960,698)	—
Loans originated for sale	(626,130,080)	(490,741,100)
Proceeds from sale of loans held for sale	583,060,939	440,585,204
Write down of loan held for sale	1,360,000	—
Decrease in other assets	(586,426)	(2,294,297)
Increase in other liabilities	9,443,267	2,795,533
Net cash used in operating activities	(22,197,676)	(33,396,353)
Cash flows from investing activities
(Decrease) increase in restricted cash	(4,164,538)	10,835,664
Purchase of investment securities
available-for-sale	(32,154,250)	(13,640,835)
held-to-maturity	(50,000)	—
Proceeds from maturities of investments available-for-sale	32,346,710	13,000,078
Proceeds from maturities of investments held-to-maturity	119,100	69,255
Proceeds from sale of investments available-for-sale	52,930,830	—
Net (increase) decrease in loans and lease financing	(20,973,849)	28,708,916
Purchases of portfolio loans	(50,027,955)	—
Proceeds from sale of portfolio loans	—	5,437,872
Purchases of premises and equipment	(1,559,033)	(1,959,161)
Net cash (used in) provided by investing activities	(23,532,985)	42,451,789
Cash flows from financing activities
Net increase in deposits	78,173,979	56,014,097
Net decrease in short-term borrowings	(50,282,000)	6,763,000
Proceeds from issuance of long-term debt	65,000,000	—
Repayment on long-term debt	(40,000,000)	(70,000,000)
Patronage dividends paid	(8,556,740)	(5,681,654)
Other dividends paid	(291,999)	(218,624)
Net cash provided by (used in) financing activities	44,043,240	(13,123,181)
(Decrease) in cash and cash equivalents	(1,687,421)	(4,067,745)
Cash and cash equivalents, beginning of period	71,962,441	67,736,253
Cash and cash equivalents, end of period	$70,275,020	$63,668,508

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Unaudited)

Supplemental schedule of investing and financing activities:

	2003	2002
Unrealized gain (loss) on investment securities available-for-sale, net	$(1,943,340)	$2,875,968

Loans transferred to other real estate owned	$158,069	$—

Warehouse loans transferred to portfolio	$4,788,788	$—

Interest paid	$26,293,177	$29,021,425

Income taxes paid	$2,648,604	$1,376,172

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONDENSED NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

1.                   Basis of Presentation

The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry.  In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows.  The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for all of 2003.  For comparability, certain prior period amounts have been reclassified to conform to current period presentation.  The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

2.                   Critical Accounting Policies and Estimates

As noted above, management has prepared the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available.  These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, non-interest income and non-interest expense.  The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results:  allowance for loan losses, servicing assets and interest-only receivables, derivative instruments and hedging, and income taxes.

We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K.  We evaluate our accounting estimates and assumptions on an on-going basis.  As of September 30, 2003, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2002 financial statements.  While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

3.                   Cash, Cash Equivalents and Investment Securities

As of September 30, 2003, NCB’s portfolios of cash and cash equivalents and investment securities, had an average maturity of 137 days with interest rates in those portfolios varying from 1.03% to 8.125%, and were compromised of the following:

	Cash and Cash Equivalents	Investments Available- for-Sale	Investments Held-to- Maturity
Cash	$49,593,719	$—	$—
Money market securities	20,681,301	—	—
Private debt security	—	—	716,178
Mutual funds	—	1,278,257	—
Mortgage-backed securities	—	15,521,249	2,879,351
Corporate bonds	—	2,031,980	—
U.S. Treasury and agency obligations	—	24,768,308	—
Interest-only receivables	—	36,738,793	—
	$70,275,020	$80,338,587	$3,595,529

As of December 31, 2002, NCB’s portfolios of cash and cash equivalents and investment securities were comprised of the following:

	Cash and Cash Equivalents	Investments Available- for-Sale	Investments Held-to- Maturity
Cash	$49,228,761	$—	$—
Federal funds	448,507	—	—
Money market securities	22,285,173	—	—
Private debt security	—	—	723,624
Mutual funds	—	2,111,670	—
Mortgage-backed securities	—	57,364,641	2,881,363
Corporate bonds	—	2,101,760	—
U.S Treasury and agency obligations	—	25,398,302	—
Interest-only receivables	—	20,965,536	—
	$71,962,441	$107,941,909	$3,604,987

At September 30, 2003 and December 31, 2002, the investments in the available-for-sale portfolio were recorded at aggregate fair value.

Restricted cash of $4.1 million as of September 30, 2003 and December 31, 2002,is held for the benefit of Rabobank International under the terms of the Loan Purchase and Sale Agreement relating to its grocery loan conduit program.  The restricted cash is in the form of an Equity Reserve Account maintained at M&T Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.

The remaining $4.9 million of restricted cash at September 30, 2003 relates to a recourse obligation as discussed in Note 10.

Included in cash and cash equivalents and investments available-for-sale are investment securities designated for the retirement of the Class A subordinated debt of $13.2 million and $12.4 million as of September 30, 2003 and December 31, 2002, respectively.  For additional information regarding the retirement of Class A subordinated debt, see Note 14, “Subsequent Events.”

4.                   Loans Held For Sale

Loans held for sale, by category, were as follows:

	September 30, 2003	December 31, 2002
Commercial loans	$24,593,693	$9,102,044
Real estate loans
Residential	243,554,639	232,976,416
Commercial	1,809,236	16,142,750
	$269,957,568	$258,221,210

5.                   Loans and Lease Financing

Loans and leases outstanding, by category, were as follows:

	September 30, 2003	December 31, 2002
Commercial loans	$407,316,058	$411,906,924
Real estate loans
Residential	372,368,836	274,808,835
Commercial	4,264,562	4,325,198
Lease financing	46,521,844	60,788,497
	$830,471,300	$751,829,454

6.                   Impaired Assets

Impaired assets, comprising of non-accrual loans and real estate owned, totaled $4.1 million and $5.4 million, at September 30, 2003 and December 31, 2002, respectively.  At September 30, 2003, included in the allowance for loan losses is $1.0 million related to impaired loans of $3.9 million. The average balance of impaired loans was $3.1 million and $7.9 million for the quarter ended September 30, 2003 and for the year ended December 31, 2002, respectively.  During 2003 and 2002, the interest collected on the non-accrual loans was applied to reduce the outstanding principal.

At September 30, 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired compared to $5.5 million at December 31, 2002.

At September 30, 2003, there was $0.2 million of real estate owned property and no real estate owned property at December 31, 2002.

7.                   Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30:

	2003	2002
Balance at January 1,	$14,580,619	$22,239,903
Provision for loan losses	1,152,024	1,838,000
Charge-offs	(1,418,865)	(6,003,528)
Reclassified to reserve for un-funded commitments and lines of credit	—	(1,668,115)
Recoveries of loans previously charged-off	2,356,553	326,943
Balance at Septmeber 30,	$16,670,331	$16,733,203

The allowance for loan losses was 2.0% and 1.9% of loans and lease financing, excluding loans held for sale, at September 30, 2003 and December 31, 2002, respectively.

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

The following is the segment reporting for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

2003	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$21,343	$8,347	$10,392	$7,236	$2,552	$49,870
Interest expense	11,780	3,912	9,008	2,783	324	27,807
Net interest income	9,563	4,435	1,384	4,453	2,228	22,063

Provision for loan losses	—	—	—	1,152	—	1,152

Non-interest income-external	7,656	2,074	29,093	4,107	792	43,722

Non-interest expense
Direct expense	5,744	4,094	1,392	4,231	14,028	29,489
Overhead and support	1,708	687	446	1,273	—	4,114
Total non-interest expense	7,452	4,781	1,838	5,504	14,028	33,603

Income (loss) before taxes	$9,767	$1,728	$28,639	$1,904	$(11,008)	$31,030

Total average assets	$453,177	$188,437	$262,801	$122,886	$227,499	$1,254,800

2002	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$25,412	$10,030	$8,794	$8,621	$1,841	$54,698
Interest expense	13,581	4,296	4,285	5,869	2,350	30,381
Net interest income	11,831	5,734	4,509	2,752	(509)	24,317

Provision for loan losses	750	591	—	497	—	1,838

Non-interest income-external	5,244	2,320	16,349	3,558	(1,450)	26,021

Non-interest expense
Direct expense	6,330	3,901	2,496	2,048	11,340	26,115
Overhead and support	1,176	1,083	325	1,870	—	4,454
Total non-interest expense	7,506	4,984	2,821	3,918	11,340	30,569

Income (loss) before taxes	$8,819	$2,479	$18,037	$1,895	$(13,299)	$17,931

Total average assets	$517,402	$198,817	$195,179	$184,928	$95,164	$1,191,490

The following is the segment reporting for the three months ended September 30, 2003 and 2002 (dollars in thousands):

2003	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$6,747	$2,806	$2,710	$2,521	$741	$15,525
Interest expense	3,858	1,338	2,358	1,176	137	8,867
Net interest income	2,889	1,468	352	1,345	604	6,658

Provision for loan losses	—	—	—	707	—	707

Non-interest income-external	3,257	921	5,505	1,267	402	11,352

Non-interest expense
Direct expense	1,928	1,783	404	1,520	4,862	10,497
Overhead and support	138	306	198	435	—	1,077
Total non-interest expense	2,066	2,089	602	1,955	4,862	11,574

Income (loss) before taxes	$4,080	$300	$5,255	$(50)	$(3,856)	$5,729

Total average assets	$451,978	$190,657	$201,342	$152,278	$291,380	$1,287,635

2002	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$8,486	$1,713	$3,984	$2,524	$656	$17,363
Interest expense	4,630	1,310	1,998	1,908	(752)	9,094
Net interest income	3,856	403	1,986	616	1,408	8,269

Provision for loan losses	—	—	—	—	—	—

Non-interest income-external	2,217	(224)	3,974	1,043	(2,530)	4,480

Non-interest expense
Direct expense	2,009	711	476	727	4,719	8,642
Overhead and support	286	102	74	1,084	—	1,546
Total non-interest expense	2,295	813	550	1,811	4,719	10,188

Income (loss) before taxes	$3,778	$(634)	$5,410	$(152)	$(5,841)	$2,561

Total average assets	$499,081	$214,120	$185,354	$170,761	$105,919	$1,175,235

9.                   Derivative Instruments and Hedging

Results related to the hedging of warehouse loans and investment securities held-for-sale are summarized below and included in the captions entitled “Gain on sale of loans” and “Gain on sale of investment securities available-for-sale” in the accompanying Consolidated Statements of Income (dollars in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Unrealized gain (loss) on designated derivatives recognized	$8,547	$(17,402)	$4,930	$(13,638)
(Decrease) increase in value of warehouse loans	(6,638)	17,287	(5,155)	13,489
(Decrease) increase in value of investment securities available-for-sale	(2,200)	—	62	—
Net hedge ineffectiveness	(291)	(115)	(163)	(149)

Unrealized gain on undesignated loan commitments recognized	1,754	4,290	1,437	1,501

Loss on undesignated derivatives recognized	(1,976)	(4,262)	(1,736)	(2,101)
Net (loss) gain on undesignated derivatives	(222)	28	(299)	(600)
Unrealized gain (loss) on non-hedging derivatives	966	(466)	293	(337)

Net SFAS 133 adjustment	$453	$(553)	$(169)	$(1,086)

The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts and interest rate swaps at September 30, are as follows (dollars in thousands):

	Contract or Notional Amounts		Estimated Fair Value
	2003	2002	2003	2002
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$9,100	$38,700	$(412)	$(1,413)
Interest rate swap agreements	$434,036	$328,210	$5,836	$(6,203)

NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $11.4 million at September 30, 2003. NCB does not anticipate nonperformance by any of its counterparties.

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

The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of both September 30, 2003 and December 31, 2002.  The unpaid principal balance of the loans covered by the Agreement was $289.2 million as of September 30, 2003 compared with $293.2 million as of December 31, 2002.  Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses.  Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae.  As of September 30, 2003 the unpaid principal balance was $110.7 million.  As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

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

Standby letters of credit can be either financial or performance-based.  Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument.  Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation including obligations of a non-financial nature.  The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers.  NCB had only financial standby letters of credit at September 30, 2003 and 2002.

Guarantee fees associated with the standby letters of credit range from 0.25% to 2.25% of the commitment amount.  The standby letters of credit mature throughout 2003 to 2008.

The contract or notional amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at September 30, are as follows (dollars in thousands):

	Contract or Notional Amounts		Estimated Fair Value
	2003	2002	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$464,365	$352,824	$2,322	$1,764
Standby letters of credit-financial	$236,212	$153,493	$8,624	$5,601

At September 30, 2003, a liability of $2.7 million was recorded in other liabilities in the Consolidated Balance Sheet representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002.

Many of the above commitments may expire without being drawn upon.  Such commitments are issued only upon careful evaluation of the financial condition of the customer.

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

NCB, FSB’s capital exceeded the minimum capital requirements at September 30, 2003 and December 31, 2002. The following table summarizes NCB, FSB’s capital at September 30, 2003 and December 31, 2002:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003:
Tangible Capital (to tangible assets)	$55,786,000	10.04%	$8,337,930	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	58,396,000	13.59%	34,374,176	8.00%	$42,967,720	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	55,531,000	12.92%	N/A	N/A	25,780,632	6.00%
Core Capital (to adjusted tangible assets)	55,786,000	10.04%	22,234,480	4.00%	27,793,100	5.00%
As of December 31, 2002:
Tangible Capital (to tangible assets)	$44,161,000	10.10%	$6,563,565	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	46,145,000	10.90%	33,903,680	8.00%	$42,379,600	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	44,161,000	10.40%	N/A	N/A	25,427,760	6.00%
Core Capital (to adjusted tangible assets)	44,161,000	10.10%	17,502,830	4.00%	21,875,550	5.00%

The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At September 30, 2003, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

13.            New Accounting Standards

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No.51.” This interpretation addresses the issue of consolidation of variable interest entities (“VIEs”), which were previously commonly referred to as special-purpose entities (“SPEs”).  VIEs are entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Under the provisions of FIN 46, a company will consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIEs’ expected losses if they occur, receive a majority of the VIEs’ expected residual returns if they occur, or both. The company that consolidates a VIE is called the primary beneficiary.  FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs acquired after that date. Variable interests in VIEs created before February 1, 2003, were initially subject to the provisions of FIN 46 no later than July 1, 2003. However, the effective date has been delayed to the fourth quarter of 2003 for arrangements entered into before February 1, 2003.  In addition, if it is reasonably possible that a company will consolidate or disclose information about a VIE under FIN 46, the company is required to disclose in its financial statements, the nature, purpose, size, and activities of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE.

NCB participates in a multi-seller commercial paper conduit program, which is a VIE under the provisions of FIN 46. However, management has determined that FIN 46 will not cause NCB to consolidate it. Additionally, under FIN 46, when specified assets are the only source of payment for specified liabilities or other specified interests in an entity, then a portion of the entity shall be treated as a separate VIE (“silo”) and evaluated for consolidation.  There is no investor which has a separate interest in the loans NCB transferred to the conduit, so there is no silo VIE for NCB to evaluate.

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

14.            Subsequent Events

On November 12, 2003, NCB announced that its representatives and officials of the U.S. Department of the Treasury (“Treasury”) have been discussing modifications to the Class A Notes Retirement Plan that NCB  delivered to Treasury in December 1994 but which was not made the subject of any agreement between Treasury and NCB.  NCB’s Class A Notes Retirement Plan is described at note 15 to its Consolidated Financial Statements as contained in its annual report on Form 10-K for the period ended December 31, 2002.  The long-term subordinated Class A Notes maturing in 2020, in the aggregate amount of $184.3 million, were originally issued on December 31, 1981, to replace Class A preferred stock in that amount purchased by Treasury prior to NCB’s privatization on that date.

NCB  retained UBS Securities LLC, to act as financial advisor, and NCB and its advisor  made proposals to Treasury, each conditioned on the approval of its senior creditors, in order to resolve the uncertainties relating to the status of the 1994 Retirement Plan.  Treasury and NCB have reached an agreement in principle for a Revised Plan, the principal elements of which are that (1) NCB will prepay in early 2004 its $53.55 million 91-day renewing Class A Note primarily with proceeds of a public issuance of $50 million in Trust-Preferred Securities maturing 30-49 years from issue date; (2) upon such prepayment  the remaining $129 million in Class A Notes will reprice, in five tranches of varying renewable maturities, based upon the yield on Treasury securities of comparable maturities, as of the date of repricing, plus 100 basis points; (3) additional annual prepayments  will be made in years 2004-2010, each in the amount of  $2.5 million and in years 2011-2020, with a $5 million prepayment in 2011 increasing by 10 percent each year thereafter, plus a larger additional prepayment in 2010 of $24 million or such lesser amount as is necessary to reduce the aggregate balance to $90 million; (4)  future equity or junior subordinated debt issuances will require that 25 percent of the net proceeds from such transactions be used to prepay Class A Notes; and (5) Treasury will support amendments to the National Consumer Cooperative Bank Act, NCB’s charter, that NCB believes will be beneficial to its operations and will also remove provisions inappropriate for NCB’s privatized status after the 1981 Amendments to the Act.  It is anticipated that the Revised Plan will result in a lengthening of the weighted average maturity characteristics of NCB’s liabilities, while maintaining the weighted average repricing characteristics and, based on current market conditions, potentially  reducing the weighted average costs of NCB’s liabilities.  In addition, the Revised Plan is not expected to have a material impact on the aggregate level of subordinated debt and equity of NCB.

The Revised Plan will be confirmed by a definitive agreement between NCB and Treasury, subject to approval by NCB’s senior creditors.  That definitive agreement  will resolve open issues with respect to repayment and terms of the Class A Notes upon which NCB and Treasury had not previously reached any agreement.  It will amend and restate a December 21, 1989, Financing Agreement between the parties that addressed other issues.

The Revised Plan, if approved by NCB senior creditors, will replace provisions in the 1994 Retirement Plan providing for (a) a Redemption Reserve Fund to which NCB had been making contributions in amounts that were to increase to accumulate a fund of approximately $100 million by the 2020 maturity date of the Class A Notes and (b) prepayments in years 2010 and 2015, each in the amount of $25 million, which were to be made from proceeds of contemporaneous securities issuances by NCB.

NATIONAL COOPERATIVE BANK

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

2003 Financial Summary

NCB’s net income for the nine months ended September 30, 2003 was $28.1 million.  This was a 69.3% or $11.5 million increase compared with $16.6 million for the nine months ended September 30, 2002. The primary factors affecting this increase were a $10.0 million increase in gain on sale of loans and an increase in gain on sale of investment securities.

Net income for the three months ended September 30, 2003 of $4.8 million increased $2.8 million from $2.0 million for the same period last year primarily due to an increase in the gain on sale of loans.

Total assets increased 6.4% or $78.9 million to $1.32 billion at September 30, 2003 from $1.24 billion at December 31, 2002.  The increase in assets was primarily the result of a net increase in loan balances ($50 million of which represents the purchase of single family loans), net of a decrease in investment securities.

The annualized return on average total assets was 3.0% and 1.9% for the first nine months of 2003 and 2002, respectively.  The annualized return on average members’ equity was 20.3% and 13.1% for the nine months ended September 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income for the first nine months of 2003 decreased $2.2 million or 9.3% to $22.1 million compared with $24.3 million for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, interest income decreased 8.8% or $4.8 million to $49.9 million compared with $54.7 million for the nine months ended September 30, 2002. The yield on total average earning assets declined to 5.52% in 2003 from 6.44% in 2002.  The average volume of interest earning assets increased 6.2% in 2003 to $1.20 billion compared to $1.13 billion during the same period in 2002.

Interest expense decreased $2.6 million or 8.5% from $30.4 million for the first nine months to $27.8 million for the first nine months in 2003.  The decline in interest expense resulted from a decrease in overall yield on total interest bearing liabilities from 4.13% in 2002 to 3.68% in 2003, partially offset by an increase in interest bearing deposits in 2003.

See Table 1 for detailed information on the increases and decreases in interest income and interest expense.

For the three months ended September 30, 2003, net interest income decreased 19.5% or $1.6 million to $6.7 million compared with $8.3 million for the three months ended September 30, 2002.

For the three months ended September 30, 2003, interest income decreased 10.6% or $1.9 million to $15.5 million compared with $17.4 million for the three months ended September 30, 2002. Over the same respective periods Interest expense decreased $0.2 million or 2.5% from $9.1 million.

See Table 1A for detailed information on the increases and decreases in interest income and interest expense.

Non-interest Income

Total non-interest income increased $17.7 million or 68.0% from $26.0 million during the nine months ended September 30, 2002 to $43.7 million for the nine months ended September 30, 2003.  Non-interest income is composed of loan fees, gains or losses on sale of loans or securities, servicing fees, excess yield income, and other income.

Gains on sales of loans of $25.9 million in the first nine months of 2003, which represented 59.2% of non-interest income, increased $10.1 million from $15.8 million for the same period in 2002. The increase resulted from improved investor spreads and higher volume of loans sold in 2003 compared with 2002.

Total loans sold were $581.0 million and $440.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Gain on sale of investments available for sale was $3.0 million for the nine months ended September  30, 2003. The gain resulted from the sale of $55.1 million of mortgage backed securities (MBS) that had been obtained from Fannie Mae in a swap of loans for MBS in December 2002.

NCB’s servicing fee income increased from $2.7 million for the first nine months in 2002 to $3.9 million for the first nine months in 2003 due to growth in the volume of loans serviced which increased from $2.8 billion as of September 30, 2002 to $3.1 billion as of September 30, 2003.

Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees.  In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program.  For the nine months ended September 30, 2003, loan fees increased $1.7 million from $3.1 million to $4.8 million due to higher fees in all categories.

In total, non-interest income amounted to 66.5% of total net revenue (net interest income plus non-interest income) in 2003 compared with 51.7% in 2002.

For the three months ended September 30, 2003 total non-interest income increased $6.9 million or 153.4% to $11.4 million. The increase is principally due to an increase in gain on sale of loans of $4.8 million.

Non-interest Expense

Non-interest expense for the nine months ended September 30, 2003 increased 9.9% or $3.0 million to $33.6 million compared with $30.6 million for the corresponding prior year period.  Salaries and employee benefits, the single largest component of non-interest expense, increased 10.7% or $1.7 million compared with the nine months ended September 30, 2002.  Included within non-interest expense is a write down of $1.4 million for a retail grocery loan held for sale.

Annualized non-interest expense as a percentage of average assets was 3.6% and 3.4% for the nine months ended September 30, 2003 and 2002, respectively.

Non-interest expense for the three months ended September 30, 2003 increased 13.6% or $1.4 million to $11.6 million compared with $10.2 million for the prior year due primarily to higher salaries and benefits offset by a decrease in contributions to NCBDC in 2003.

Table 1

RATE RELATED ASSETS AND LIABILITIES

(dollars in thousands)

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Income/ Expenses	Yields/ Rates	Average Balance	Income/ Expenses	Yields/ Rates
ASSETS
Interest earning assets
Real estate loans	$562,498	$24,540	5.82%	$495,425	$26,247	7.06%
Commercial loans and leases	464,803	21,661	6.21%	517,402	26,402	6.80%

Total loans and leases	1,027,301	46,201	6.00%	1,012,827	52,649	6.93%

Investment securities and cash equivalents	176,269	3,669	2.77%	120,374	2,049	2.27%
Total interest earning assets	1,203,570	49,870	5.52%	1,133,201	54,698	6.44%

Allowance for loan losses	(14,601)			(20,678)

Non-interest earning assets
Cash	39,780			47,848
Other assets	26,051			31,119
Total non-interest earning assets	65,831			78,967
Total assets	$1,254,800			$1,191,490

LIABILITIES AND MEMBERS’ EQUITY
Interest bearing liabilities
Subordinated debt	$187,850	$5,011	3.56%	$186,356	$6,287	4.50%
Notes payable	408,295	15,831	5.17%	534,914	18,225	4.54%
Deposits	410,479	6,966	2.26%	258,593	5,869	3.03%
Total interest bearing liabilities	1,006,624	27,808	3.68%	979,863	30,381	4.13%

Other liabilities	63,854			43,176
Members’ equity	184,322			168,451
Total liabilities and members’ equity	$1,254,800			$1,191,490

Net interest earning assets	$196,946			$153,338
Net interest revenues and spread		$22,062	1.84%		$24,317	2.31%
Net yield on interest earning assets			2.44%			2.86%

Table 1A

RATE RELATED ASSETS AND LIABILITIES

(dollars in thousands)

	Three Months Ended September 30,
	2003			2002
	Average Balance	Income/ Expenses	Yields/ Rates	Average Balance	Income/ Expenses	Yields/ Rates
ASSETS
Interest earning assets
Real estate loans	$532,825	$7,236	5.43%	$494,653	$8,192	6.62%
Commercial loans and leases	463,430	6,864	5.92%	499,081	8,473	6.79%

Total loans and leases	996,255	14,100	5.66%	993,734	16,665	6.71%

Investment securities and cash equivalents	228,097	1,424	2.50%	126,626	698	2.20%
Total interest earning assets	1,224,352	15,524	5.07%	1,120,360	17,363	6.20%

Allowance for loan losses	(15,254)			(18,109)

Non-interest earning assets
Cash	39,780			48,320
Other assets	38,757			24,664
Total non-interest earning assets	78,537			72,984
Total assets	$1,287,635			$1,175,235

LIABILITIES AND MEMBERS’ EQUITY

Interest bearing liabilities
Subordinated debt	$187,634	$1,664	3.55%	$186,945	$2,113	4.52%
Notes payable	389,062	4,750	4.88%	491,806	5,073	4.13%
Deposits	445,603	2,452	2.20%	272,768	1,908	2.80%
Total interest bearing liabilities	1,022,299	8,866	3.47%	951,519	9,094	3.82%

Other liabilities	76,011			49,870
Members’ equity	189,325			173,846
Total liabilities and members’ equity	$1,287,635			$1,175,235

Net interest earning assets	$202,053			$168,841
Net interest revenues and spread		$6,658	1.60%		$8,269	2.38%
Net yield on interest earning assets			2.18%			2.95%

Table 2

Changes in Net Interest Income

(dollars in thousands)

For the nine months ended September 30, 2003 compared to September 30, 2002

	Average Volume*	Average Yield	Net**
Interest Income

Cash equivalents and investment securities	$1,095	$525	$1,620
Commercial loans and leases	(2,559)	(2,182)	(4,741)
Real estate loans	3,282	(4,989)	(1,707)

Total interest income	1,818	(6,646)	(4,828)

Interest expense

Deposits	2,838	(1,741)	1,097
Notes payable	(4,691)	2,297	(2,394)
Subordinated debt	50	(1,326)	(1,276)

Total interest expense	(1,803)	(770)	(2,573)

Net interest income	$3,621	$(5,876)	$(2,255)

Increase (decrease) due to change in:

*            Average monthly balances

**     Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A

Changes in Net Interest Income

(dollars in thousands)

For the three months ended September 30, 2003 compared to September 30, 2002

	Average Volume*	Average Yield	Net**
Interest Income

Cash equivalents and investment securities	$623	$103	$726
Commercial loans and leases	(578)	(1,031)	(1,609)
Real estate loans	597	(1,553)	(956)

Total interest income	642	(2,481)	(1,839)

Interest expense

Deposits	1,016	(472)	544
Notes payable	(1,163)	840	(323)
Subordinated debt	7	(456)	(449)

Total interest expense	(140)	(88)	(228)

Net interest income	$782	$(2,393)	$(1,611)

Increase (decrease) due to change in:

*            Average monthly balances

**     Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Provision for Income Taxes

The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for the retirement of Class A notes and dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation.  The income tax provision was $2.9 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Cash, Cash Equivalents and Investment Securities

Cash, cash equivalents and investment securities totaled $154.2 million at September 30, 2003, a decrease of $29.3 million or 16.0% from $183.5 million at year-end 2002.  The decrease was primarily related to the purchase of $50 million in loans.  As a percentage of average earning assets, cash, cash equivalents and investment securities decreased to 12.8% at September 30, 2003 from 15.9% at December 31, 2002.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2003 was $16.7 million, up 14.3% from $14.6 million at December 31, 2002 and compared to $16.7 million at September 30, 2002. The allowance during the period was impacted by loans charged-off of $1.4 million, recoveries of loans previously charged-off of $2.4 million and the provision of $1.1 million. The $1.4 million of loans charged-off includes $0.8 million from one borrower, which was charged-off in March. The $2.4 million of recoveries includes $2.1 million recovered from one borrower in August.  The allowance at December 31, 2002 was impacted by loans charged-off of $3.9 million during the second half of 2002.  For more detail on 2002 please refer to our annual report on Form 10-K for the year ended December 31, 2002.  NCB’s annualized provision for loan losses as a percentage of loans and lease financing, excluding loans held for sale, was 0.18% for the nine months ended September 30, 2003 and 0.31% for the nine months ended September 30, 2002.

The allowance for loan losses as a percentage of loans and lease financing, excluding loans held for sale, was 2.0% and 1.9% at September 30, 2003 and December 31, 2002, respectively.  Management considers the current allowance to be adequate to absorb known and inherent risks in the loan portfolio.

As shown in Table 3, total impaired assets (non-accruing loans and real estate owned) decreased 25.4% from $5.4 million at December 31, 2002 to $4.1 million at September 30, 2003.  Impaired assets as a percentage of loans and leases outstanding, excluding loans held for sale, was 0.49% at September 30, 2003 compared with 0.72% at year-end 2002.  Impaired assets as a percentage of total capital were 2.1% and 3.1% at September 30, 2003 and December 31, 2002, respectively.

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

TABLE 3

Impaired Assets

(dollars in thousands)

	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002

Real estate owned	$158	$233	$209	$—	$—

Non-accruing	3,899	3,785	1,337	5,440	7,694

	$4,057	$4,018	$1,546	$5,440	$7,694

Interest Bearing Liabilities

Per Table 4, interest bearing liabilities increased $51.2 million to $1,051.8 million at September 30, 2003 from $1,000.6 million at December 31, 2002.

For the first nine months of 2003, deposits at NCB, FSB increased 21.2% to $447.1 million compared with $369.0 million at December 31, 2002. The increase was attributable to an on-going strategic campaign to attract local and national deposit accounts and cooperative customers. Average maturity of the certificates of deposits is 18.8 months at September 30, 2003 compared with 11.9 months at December 31, 2002. Deposits are a major portion of interest bearing liabilities – 42.5% and 36.9% at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003, total short-term and long-term borrowings (including subordinated debt) decreased 4.3% or $27.0 million to $604.6 million in comparison to December 31, 2002 of $631.6 million.  NCB, FSB had advances of $37.8 million and $4.8 million from the Federal Home Loan Bank at September 30, 2003 and December 31, 2002, respectively.  At September 30, 2003, included in the short-term borrowings were revolving lines of credit of $30.0 million; commercial paper with a face value of $92.6 million and $11.0 million in borrowings from cooperative customers.  At December 31, 2002, included in the short-term borrowings were revolving lines of credit of $50.5 million; commercial paper with a face value of $148.4 million and $18.0 million in borrowings from cooperative customers.  Long-term debt, excluding current portion, increased 9.0% from year-end 2002 due to new issuances of $65.0 million and the maturity of $40.0 million under the long-term facilities.

At September 30, 2003, NCB had $350.0 million of committed revolving lines of credit available of which $30.0 million was outstanding in comparison to December 31, 2002 of $23.0 million.  $175.0 million of this facility is available until May 7, 2004 and the remaining $175.0 million is available until May 7, 2006 .  In addition, NCB had bid lines available of $22.5 million and outstanding of $0 at September 30, 2003 in comparison to $27.5 million available and outstanding at December 31, 2002.

At September 30, 2003 and December 31, 2002, under its medium-term note program, NCB had remaining authority approval to issue up to $275.0 million and $305.0 million, respectively.  As of September 30, 2003 and December 31, 2002, NCB had $89.0 million and $104.0 million, respectively, outstanding under this program.  In addition, as of September 30, 2003 and December 31, 2002, NCB had outstanding $155.0 million and $115.0 million, respectively, of private placements issued to various institutional investors.

At September 30, 2003, NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Table 4

Interest Bearing Liabilities

(dollars in thousands)

	9/30/03	12/31/02	% Change

Deposits	$447,139	$368,965	21.19%
Short-term debt*	239,384	279,992	-14.50%
Long-term debt	178,191	163,514	8.98%
Subordinated debt	187,074	188,096	-0.54%
Total	$1,051,788	$1,000,567	5.12%

*Includes current portion of long-term debt

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in NCB’s market risk profile occurred from December 31, 2002 to September 30, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b) Not applicable.

(c) During the quarter covered by this report, NCB issued 97,929 shares of Class B stock and 4,840 of Class C stock.  NCB also redeemed 4,635 shares of Class B stock in the quarter. For more information regarding the classes of NCB stock outstanding, see Item 5 to NCB’s Form 10-K for the period ended December 31, 2002.

(d)  Not applicable.

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

NATIONAL CONSUMER COOPERATIVE BANK

Date:	November 14, 2003

		By:	/s/
Richard L. Reed,
Managing Director,
Chief Financial Officer

		By:	/s/
E. Michael Ramberg
Vice President,
Corporate Controller