Form 10-K
period 2003-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2004-03-31
CIK 356801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 2-99779

National Consumer Cooperative Bank

(Exact name of registrant as specified in its charter)

United States of America (12 U.S.C. Section 3001 et. seq.)	52-1157795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 Eye Street N.W., Suite 600 Washington, D.C. 20006
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (202) 336-7700

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.      Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the place at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s voting and non-voting common equity is not traded on any market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at December 31, 2003

Class C
(Common stock, $100.00 par value)	227,902

Class B
(Common stock, $100.00 par value)	1,271,562

Class D
(Common stock, $100.00 par value)	3

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

GENERAL

The National Consumer Cooperative Bank, which does business as the National Cooperative Bank (“NCB”), is a financial institution organized under the laws of the United States.  NCB provides financial and technical assistance to eligible cooperative enterprises or enterprises controlled by eligible cooperatives.  A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities.  NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.

In the legislation chartering NCB (the National Consumer Cooperative Bank Act or the “Act”), Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation’s economy as a whole.  To further the development of cooperative businesses, Congress specifically directed NCB (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and (5) to encourage ownership of its equity securities by cooperatives and others.

The Act also provided for the formation of NCB Development Corporation (“NCBDC”), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCBDC provides loans and technical support to cooperative enterprises. NCBDC’s bylaws provide for six directors from the NCB board to serve on the NCBDC board, along with three outside directors elected by NCB directors. Consistent with the Act, NCB may make deductible, voluntary contributions to NCBDC.

NCB fulfills its statutory obligations in two fashions.  First, NCB makes loans and offers other financing services which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises.  Second, NCB provides financial and other assistance to the NCBDC.

The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980.  In 1981, Congress amended the Act (the “Act Amendments”) to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the “Final Government Equity Redemption Date”).  Since the Final Government Equity Redemption Date, NCB’s capital stock, except for three shares of non-voting

Class D stock, has been owned by borrowers or entities eligible to borrow from NCB.  NCB maintains its executive offices at 1725 Eye Street, N.W., Suite 600, Washington, D.C. 20006. The telephone number of its executive offices is (202) 336-7700.  NCB also maintains regional offices in Anchorage, Hartford, New York City, and Oakland. NCB Financial Corporation, NCB Retail Finance Corporation, NCB 1, Inc., EOS Financial Group, Inc., previously named NCB Financial Advisors, Inc., NCB NetPlatform, Inc. and NCB Franchise Services, Inc., also known as FRANDATA, maintain offices in Lewes, Delaware.  NCB, FSB, previously named NCB Savings Bank, FSB, maintains its principal office in Ohio and non-retail branches in New York City and Washington, D.C.

When used in this report, the words “believes”, “anticipates”, “expects”, “seeks” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: competition within each of NCB’s businesses, the effects of international, national and regional economic conditions, the availability of capital and other risks described from time to time in NCB’s filings with the Commission.  Given these uncertainties, investors are cautioned not to place undue reliance on such statements.  NCB also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

Eligibility Requirements

Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB under Section 108 of the Act if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities.  In addition to being eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership.  NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries.  In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.

NCB, both directly and acting through subsidiaries, also makes certain loans under the general lending authority and incidental powers provisions of Section 102 of the Act to entities other than eligible cooperatives, when NCB determines such loans to be incidental to and beneficial to lending programs designed for eligible cooperatives.

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

Management may approve individual credit exposures of up to 75% of the single borrower lending limit which is equal to 15% of NCB’s capital (using the definition of capital for national banks as set forth by the Office of the Comptroller of the Currency) without prior approval of the Board.  The President may delegate authorities up to this limit to such committees and individual officers, as he may deem appropriate.

All loan approvals require at least two signatures and the Bank’s senior management approves credit commitments that exceed individual or team lending authority.

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

Interest Rates for Real Estate Loans

Real estate loans are priced under rate guidelines issued by NCB’s Capital Markets Group for specific types of loans with specific maturities.  NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow.  NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five or 10 years.  Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days.

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

NCB evaluates repayment ability based upon an analysis of a borrower’s historical cash flow and conservative projections of future cash flows from operations.  This analysis focuses on determining the predictability of future cash flows as a primary source of repayment.

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

Loans Benefiting Low-Income Persons

Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB’s outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons.  NCB defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2003, NCB and NCBDC either directly funded or arranged the funding of over $244 million to borrowers meeting the low-income definition.

Loans for Residential Purposes

The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30% of the gross assets of NCB.

To date, the 30% cap on residential real estate loans has not restricted NCB’s ability to provide financial services to residential borrowers.  NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers.  There can, however, be no assurance that NCB’s future lending for residential purposes will not be impaired by the statutory limit.  As of December 31, 2003, approximately 8.2% of NCB’s total assets consisted of loans that are subject to the residential cap.

OPERATIONS OF SUBSIDIARIES

NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

NCB Financial Corporation (“NCBFC”) is a Delaware chartered, wholly-owned, unitary thrift holding company subsidiary of NCB whose sole subsidiary is NCB, FSB, previously known as NCB Savings Bank, FSB.

NCB, FSB, previously known as NCB Savings Bank, FSB (“NCB, FSB”), is a federally chartered, federally insured savings bank located in Hillsboro, Ohio, with non-retail branches in New York City and Washington, D.C.

NCB Capital Corporation (“NCBCC”) is a Delaware chartered wholly-owned subsidiary of NCB that originates loans to cooperatives and sells loans in the secondary market.  The company’s name was changed from NCB Mortgage Corporation in November 1997.  Where incidental to NCB financing programs for cooperatives, and to the development of cooperatives, NCBCC may make loans to entities that are not operating on a cooperative basis.

NCB 1, Inc. (“NCB 1”) is a Delaware chartered wholly-owned, special purpose corporation subsidiary of NCB that held credit enhancement certificates related to the securitization and sale of cooperative real estate loans.  NCB and NCB 1 are parties to an agreement under which each agrees not to commingle the assets of NCB 1 with those of NCB. NCB is in the process of causing it to be dissolved.

NCB Retail Finance Corporation (“NCBRFC”) is a Delaware chartered wholly-owned special purpose corporation subsidiary of NCB that participates in the securitization and sale of loans to customers involved in the grocery business.  NCBRFC is required by its certificate of incorporation to have at least two directors independent of NCB and to avoid commingling its assets with those of NCB.

EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc. (“NCBFA”), is a Delaware chartered wholly-owned subsidiary of NCB that provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations.

NCB NetPlatform, Inc. (“NCBNPI”) is a Delaware chartered wholly owned subsidiary of NCB that built and offered Internet technology platforms.

NCB Franchise Services, Inc., also known as FRANDATA, is a Delaware chartered wholly owned subsidiary of NCBNPI that is in the information services business.  NCB is in the process of causing it to be dissolved. Refer to Note 28 “Subsequent Events”.

COMPETITION

Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.

REGULATION

NCB is organized under the laws of the United States.  NCB is examined annually by the Farm Credit Administration, but that agency has no regulatory or enforcement powers over NCB, and the General Accounting Office is authorized to audit NCB.  Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB’s charter.  NCB, FSB is regulated by the Office of Thrift Supervision.  As a savings and loan holding company, NCB is subject to limited regulatory and enforcement powers of and examination by the Office of Thrift Supervision pursuant to 12 U.S.C.§ 1467a.

TAXES

The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381 (a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of Subchapter T of the Internal Revenue Code and the Act, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage refunds in the form of cash, Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period.  To date, NCB has followed the policy of distributing or setting aside such patronage refunds during the applicable tax period, which has reduced NCB’s federal income tax liability.

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

NCB’s subsidiaries are subject to state income and franchise taxes.

AGREEMENT CONCERNING CLASS A NOTES

On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury (“Treasury”) in the amount of $184.3 million as provided in the Act, as amended, in the form of

Class A notes in full redemption of the Class A Preferred stock previously owned by the Government.

NCB entered into a definitive Amended and Restated Financing Agreement (the “Amended Financing Agreement”), dated as of November 26, 2003, with Treasury relating to repayment of and interest payable on Class A Notes maturing in 2020 that were originally issued by NCB to Treasury on December 31, 1981.  The Amended Financing Agreement received the necessary consents from NCB’s senior creditors.  On December 17, 2003, NCB caused the issuance of $50.0 million in Trust Preferred Securities due January 7, 2034 to initial purchasers in a private offering pursuant to Bear Stearns & Co. Inc.’s Pooled Trust Preferred Program.

On December 18, 2003, NCB, pursuant to the Amended Financing Agreement, made a $53.6 million payment to Treasury to prepay its 91-day renewing Class A Note.  Also on that date, NCB replaced the remaining three Class A Notes outstanding, in the aggregate amount of $129.0 million, by issuing five new replacement Class A Notes of renewing maturities, with tranches, amounts, initial maturity dates and interest rates as follows:

Tranche	Amount	Initial Maturity	Treasury Rate	Spread	NCB Rate
3 month	$41,810,165	3/15/2004	0.91%	1.00%	1.91%
2 Year	$20,717,944	12/15/2005	1.88%	1.00%	2.88%
3 Year	$27,564,085	12/15/2006	2.41%	1.00%	3.41%
7 Year	$32,846,805	12/15/2010	3.79%	1.00%	4.79%
10 Year	$6,050,000	12/15/2013	4.28%	1.00%	5.28%

Total	$128,989,000			Weighted Avg. Rate — 3.28%

At the initial maturity date of each tranche, that Note is replaced with a reissued Note for the same term, with an interest rate based upon the yield on Treasury securities of comparable maturities, as of the date of repricing, plus 100 basis points, subject to the final maturity date of October 31, 2020, on which date all remaining balances under the Notes are due.

The Amended Financing Agreement supersedes and replaces a December 21, l989, Financing Agreement between NCB and Treasury that addressed some matters covered in the Amended Financing Agreement but that failed to address the terms and conditions of NCB’s general repayment obligation stated in §104(c) and §116(a)(3)(C) of the Act, (12 U.S.C §§3001-3051, at §3014(c) and §3026(a)(3)(C)), including the requirement in the latter section that NCB “shall maintain a repayment schedule... which will assure full repayment” no later than the 2020 maturity date stated in the Act.

The purposes of NCB and Treasury in entering into the Amended Financing Agreement included, as stated in the Preliminary Statement thereof,

“to establish in reasonable detail and with reasonable certainty such terms and conditions, in order to remove any existing uncertainties as to [NCB’s] obligation to maintain a repayment schedule, to improve the ability of the private capital markets on which [NCB]

relies for funding to analyze the Class A Notes as part of [NCB’s] capital structure, and to provide such other agreements, terms and conditions as stated therein.”

It is anticipated that the Amended Financing Agreement will result in a lengthening of the weighted average maturity characteristics of NCB’s liabilities, while maintaining the weighted average repricing characteristics and, based on current market conditions, potentially reducing the weighted average costs of NCB’s liabilities.  In addition, the Amended Financing Agreement is not expected to have a material impact on the aggregate level of subordinated debt and equity of NCB.  The $53.6 million subordinated Class A Note with a final maturity of October 31, 2020, repaid on December 18, for example, is substantially replaced by the $50.0 million in Trust Preferred Securities due January 7, 2034. The weighted average rate of the five new replacement Class A Notes is 3.28%, as compared with the weighted average rate of 3.63% for the four Class A Notes that were superseded and replaced by the replacement Class A Notes. The weighted average rate for the new replacement Class A Notes, plus the $50.0 million Trust Preferred Securities is 3.5%.

The Amended Financing Agreement also provides that Treasury will cooperate with NCB in obtaining amendments to the Act to better reflect its privatization in the 1981 Act Amendments and to enhance the Bank’s flexibility of operations and facilitate market expansion. NCB will submit proposals to Treasury and expects to present proposed amendments to the Congress in 2004.

FURTHER INFORMATION

For financial information concerning NCB’s strategic business units, please see note 26 to the Consolidated Financial Statements.

Further information about NCB can be found on NCB’s website, www.ncb.coop.

ITEM 2. PROPERTIES

NCB leases space for its Washington, D.C. headquarters and for four regional offices located in Anchorage, Hartford, New York City, and Oakland.  NCB Financial Corporation, NCB Retail Finance Corporation, NCB 1, Inc, EOS Financial Group, Inc., maintain offices in Lewes, Delaware.  NCB, FSB maintains its offices in Ohio with non-retail branches at NCB offices in New York City and Washington, D.C. NCB’s headquarters is 48,700 square feet in size and regional offices range from 280 to 4,900 square feet.  The rental expense for the fiscal year ended December 31, 2003 was $2,138,811 for NCB’s headquarters and regional offices combined. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations.  During 2003 NCB entered into a lease to establish a dedicated Disaster Recovery facility in Silver Spring, Maryland which has 9,663 square feet.

Minimum future rental payments, assuming present leased office space is retained for the next 5 years, without subtracting payments made to NCB under subleases of such space, are as follows for the fiscal years ended December 31:

Year	Headquarters	Other Offices
2004	$ 2,460,460	$ 395,472
2005	$ 2,511,577	$ 407,336
2006	$ 2,563,870	$ 419,555
2007	$ 2,680,668	$ 432,142
2008	$ 2,763,310	$ 445,104

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we are involved in various types of litigation and disputes, which may lead to litigation or other legal proceedings.  NCB has determined that pending legal proceedings will not have a material impact on NCB’s financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

NCB did not submit any matters to a vote of its security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY AND
RELATED STOCKHOLDER MATTERS

NCB currently has three classes of stock outstanding, the rights of which are summarized as follows:

Class B Stock - The Act permits Class B stock to be held only by borrowers of NCB and NCB, FSB and requires each borrower under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount.  The Act prohibits NCB from paying dividends on Class B stock.  There are two series of Class B stock.  Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock.  Class B stock is transferable to another eligible holder only with the approval of NCB.  NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock’s $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock.  In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time.  NCB will also repurchase, at par value, any shares of Class B stock that it is required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB.  Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

Class C Stock - The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB.  The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 3.65% during 2003.  In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB’s net income may be declared.  The policy does not provide any specific method to determine the amount, if any, of such dividend.  Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of NCB’s Board of Directors. On April 25, 2002, the Board declared a cash dividend of $1.13 per share of Class C stock payable on or before June 30, 2002 to holders of record as of March 31, 2002. On April 29, 2003, the Board declared a cash dividend of $1.56 per Class C stock payable on or before June 30, 2003 to holders of record as of March 31, 2003. In November, 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB.  Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

Class D Stock - Class D stock is non-voting stock that may be held by any person.  Only three shares are outstanding. The Act permits NCB to pay dividends on Class D stock but NCB has no present intention to declare any such dividends.  Class D stock is transferable only with the approval of NCB.  No requests for approval of such transfers have been made to NCB.

There is no established public trading market for any class of NCB’s common equity, and it is unlikely that any such market will develop in view of the restrictions on transfer of NCB’s stock discussed above.  Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Bank Act for borrowers from NCB and may be permitted by NCB, within the limits set forth above, to transfer Class B stock to another borrower from NCB.

As of December 31, 2003 there were 1,999 holders of Class B stock, 478 holders of Class C stock, and 3 holders of Class D stock.

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

Under NCB’s current patronage refund policy that became effective in 1995, as amended, NCB makes the non-cash portion of the refund in the form of Class B stock until a patron has holdings of Class B or Class C stock of 12.5% of its loan amount and thereafter in Class C stock. Under the current patronage refund policy, NCB generally intends to pay a minimum 35% of the patronage refund in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 55% to those patrons with stock holding of 10% or more of their loan amount.  There can, however, be no assurance that a cash patronage refund of any amount will be declared for any year.

The chart below shows the number of shares of stock issued by NCB during the past three years.

	2003	2002	2001
Class B Stock issued	98,002	69,238	48,952
Class C Stock issued	4,840	1,739	1,302
Class D Stock issued	—	—	—

NCB plans to declare a patronage refund for the year ended December 31, 2003 of approximately $28.2 million of which $11.4 million will be distributed in cash and $16.8 million will be distributed in Class B or Class C stock.

ITEM 6. SELECT FINANCIAL DATA

(DOLLARS IN THOUSANDS)

At December 31,	2003	2002	2001	2000	1999
Loans held for sale	238,564	258,221	176,541	99,077	132,058
Loans and lease financing	890,105	751,829	821,951	879,460	815,840
Allowance for loan losses	17,098	14,581	22,240	21,260	18,694
Total assets	1,398,247	1,239,677	1,166,439	1,086,486	1,056,510
Total capital*	321,747	358,019	344,662	335,995	329,825
Subordinated debt**	128,989	182,542	182,542	182,542	182,542
Junior subordinated debt	51,547	—	—	—	—
Long-term borrowings, including subordinated debt	355,701	405,057	479,483	474,368	468,805
Members’ equity	192,758	175,477	162,120	153,453	147,283
Other borrowed funds including deposits, excluding subordinated debt	963,884	812,471	776,387	710,367	695,923

For the Years Ended December 31,	2003	2002	2001	2000	1999
Total interest income	68,311	73,284	85,333	93,236	79,917
Total interest expense	38,281	42,043	51,136	61,053	49,760
Net interest income	30,030	31,241	34,197	32,184	30,157
Non-interest income	56,785	34,930	21,644	9,558	15,667
Non-interest expense	49,012	45,607	38,544	29,485	28,565
Net income	32,819	17,488	12,527	7,333	14,714
Ratios
Capital to assets	23.0%	28.9%	29.7%	30.9%	31.2%
Return on average assets	2.5%	1.5%	1.1%	0.7%	1.4%
Return on average members’ equity	17.7%	10.3%	7.9%	4.9%	10.1%
Net yield on interest earning assets	2.4%	2.7%	3.1%	3.0%	3.0%
Average members’ equity as a percent of
Average total assets	14.4%	14.1%	14.0%	13.5%	14.1%
Average total loans and lease financing***	17.5%	16.5%	15.8%	14.9%	15.8%
Net average loans and lease financing to average total assets***	82.3%	85.3%	88.7%	90.6%	89.0%
Net average earning assets to average total assets	95.5%	95.9%	97.8%	97.7%	97.4%
Allowance for loan losses to loans outstanding	1.9%	1.9%	2.7%	2.4%	2.3%
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.3%	0.2%	0.3%	0.3%	0.1%

*Capital includes members’ equity and subordinated debt.

**Excludes debt issuance costs and SFAS No. 133 valuation.

***Includes loans held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing NCB’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

Introduction

NCB provides financial and technical assistance to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States.  A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities.  NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.

In the Act Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation’s economy as a whole.  To further the development of cooperative businesses, Congress specifically directed NCB (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and (5) to encourage ownership of its equity securities by cooperatives and others.

NCB’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, and operating efficiency. NCB’s revenues consist primarily of interest income on consumer loans and securities and non-interest income consisting of servicing income on securitized loans, fees and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, NCB continues to service the vast majority of the related accounts. NCB generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.

NCB’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including salaries and benefits), marketing expenses and income taxes.

2003 and 2002 Financial Summary

NCB’s net income for the year ended December 31, 2003 was $32.8 million.  This was an 87.7% or $15.3 million increase compared with $17.5 million for the year ended December 31, 2002.  The primary factors affecting this increase were a $12.8 million increase in gain on sale of loans and investments and a $3.7 million gain from the termination of interest rate swaps previously hedging subordinated debt that was extinguished in the Class A Notes restructuring (see Note 17).

NCB makes tax deductible, voluntary contributions to NCB Development Corporation (NCBDC).  These contributions are discretionary and are based upon the approval of NCB’s Board of Directors.  In 2003, a $1.0 million contribution was accrued to fund certain NCBDC business activities compared to $2.0 million in 2002.

Total assets increased 12.8% or $158.6 million to $1.40 billion at December 31, 2003 from $1.24 billion at December 31, 2002.  The increase in assets was primarily the result of a net increase in loan balances ($50 million of which represents the bulk purchase of single family loans).

The return on average total assets was 2.5% and 1.5% for the year ended December 31, 2003 and 2002, respectively.  For the same period the return on average members’ equity was 17.7% and 10.3%, respectively.

Net Interest Income

Net interest income for year ended December 31,2003 decreased $1.2 million or 3.9% to $30.0 million compared with $31.2 million for 2002.

For the year ended December 31, 2003, interest income decreased 6.8% or $5.0 million to $68.3 million compared with $73.3 million for the year ended December 31, 2002.  The decline resulted from lower interest income on commercial loans and leases and real estate loans, partially offset by higher interest income from investment securities and cash.  Interest income from commercial loans and leases was $6.1 million lower in 2003 compared to 2002 due to a decline in yields from 6.81% in 2002 to 6.09% in 2003 that resulted in $3.5 lower interest income and a $39.0 million or 7.6% decrease in average balances that generated $2.6 million lower interest income.  Interest income from real estate loans was $1.0 million lower in 2003 compared to 2002 as a decline in yields from 6.85% in 2002 to 5.81% in 2003 resulted in $5.8 lower interest income, substantially offset by $4.8 million higher interest income from a $75.0 million or 14.5% increase in average balances.  Interest income from investment securities and cash was $2.1 million higher in 2003 compared to 2002 due to an increase in yields from 2.41% in 2002 to 3.05% in 2003 that generated $0.8 million higher interest income and an increase in average balances of $42.5 million or 33.1% that produced $1.3 million higher interest income.

Interest expense decreased $3.7 million or 8.9% from $42.0 million for the year ended December 31, 2002 compared to $38.3 million for the year ended December 31, 2003.  The decline resulted from lower interest expense on notes payable and subordinated debt, partially offset by higher interest expense on deposits.  Interest expense on notes payable, which includes short and long term debt, declined $4.2 million due to a $93.0 million decrease in average balances that resulted in $4.7 million lower interest expense offset by an increase in rates from 4.95% in 2002 to 5.03% in 2003 that resulted in $0.5 million higher interest expense.  Interest expense on subordinated debt decreased $1.0 million due to a decline in rates from 4.31% in 2002 to 3.74% in 2003, as average balances were almost unchanged from 2002.  Interest expense on deposits increased $1.5 million due to $148.4 million or 53.7% higher average balances that generated in $3.6 million higher interest expense offset partially by a decline in deposit rates from 2.89% in 2002 to 2.23% in 2003 that resulted in $2.1 million lower interest expense.

See Table 1 and Table 2

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

Loans with risk characteristics that make their full and timely payment uncertain are assigned to the Risk Management Department.  The Risk Management Department determines, on a case-by-case basis, the best course of action to restore a credit to an acceptable risk rating or to minimize potential losses to NCB.

The allowance for loan losses is increased by the provision for loan losses and decreased by the amount of charge-offs, net of recoveries.  The adequacy of the allowance for loan losses is determined based on risk ratings, current and future economic conditions, concentrations, diversification, portfolio size, collateral and guarantee support and level of non-performing and delinquent credits, among other relevant factors.

The allowance as a percentage of impaired assets was 971% at December 31, 2003 compared with 268% at December 31, 2002 due primarily to a significant decline in impaired assets from 2002 to 2003. The allowance for loan losses was deemed adequate as of December 31, 2003 and 2002. The provision for loan losses was $2.5 million in 2003 compared with $1.3 million in 2002 due primarily to the increase in portfolio loans. The provision as a percentage of average loans and lease financing, excluding loans held for sale, was 0.33% and 0.16% in 2003 and 2002, respectively.

The allowance for loan losses increased 17.3% to $17.1 million as of December 31, 2003 from $14.6 million a year earlier.  The allowance during 2003 was impacted by loans charged-off of $2.5 million, recoveries of loans previously charged-off of $2.5 million and the provision of $2.5 million.    The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.9% at December 31, 2003 and 2002.

Table 1

CHANGES IN NET INTEREST INCOME

(dollars in thousands)

	2003 Compared to 2002 Increase (decrease) due to change in:			2002 Compared to 2001 Increase (decrease) due to change in:
For the years ended December 31,	Average Volume*	Average Rate	Net**	Average Volume*	Average Rate	Net**

Interest Income
Cash equivalents and investment securities	$1,288	$821	$2,109	$686	$(549)	$137
Commercial loans and leases	(2,541)	(3,511)	(6,052)	(5,926)	(8,615)	(14,541)
Real estate loans	4,754	(5,784)	(1,030)	7,444	(5,089)	2,355

Total interest income	3,501	(8,474)	(4,973)	2,204	(14,253)	(12,049)

Interest Expense
Deposits	3,604	(2,099)	1,505	3,865	(3,977)	$(112)
Notes payable	(4,675)	449	(4,226)	(3,169)	(4,204)	(7,373)
Subordinated debt	7	(1,048)	(1,041)	241	(1,849)	(1,608)

Total interest expense	(1,064)	(2,698)	(3,762)	937	(10,030)	(9,093)

Net interest income	$4,565	$(5,776)	$(1,211)	$1,267	$(4,223)	$(2,956)

*Average monthly balances

**Changes in interest income and interest expense due to changes in rate and volume have been allocated to

“change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2

RATE RELATED ASSETS AND LIABILITIES

(dollars in thousands)

	2003			2002			2001
For the years ended December 31	Average Balance*	Income/ Expense	Average Rate/ Yield	Average Balance*	Income/ Expense	Average Rate/ Yield	Average Balance*	Income/ Expense	Average Rate/ Yield
Assets
Interest earning assets
Real estate loans	$592,493	$34,398	5.81%	$517,496	$35,428	6.85%	$414,888	$33,073	7.97%
Commercial loans and leases	471,333	28,708	6.09%	510,372	34,761	6.81%	586,800	49,302	8.40%
Total loans and leases	1,063,826	63,106	5.93%	1,027,868	70,189	6.83%	1,001,688	82,375	8.22%

Investment securities and cash
equivalents	170,659	5,205	3.05%	128,179	3,095	2.41%	101,863	2,958	2.90%
Total interest earning assets	1,234,485	68,311	5.53%	1,156,047	73,284	6.34%	1,103,551	85,333	7.73%
Allowance for loan losses	(15,112)			(19,583)			(22,133)
Non-interest earning assets
Cash	42,394			45,170			4,032
Other	31,148			23,799			43,509
Total non-interest earning assets	73,542			68,969			47,541
Total assets	1,292,915			1,205,433			1,128,959
Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	187,016	6,999	3.74%	186,752	8,040	4.31%	182,089	9,648	5.30%
Notes payable	433,002	21,799	5.03%	526,004	26,025	4.95%	584,881	33,398	5.71%
Deposits	424,560	9,483	2.23%	276,145	7,978	2.89%	169,285	8,090	4.78%
Total interest bearing liabilities	1,044,578	38,281	3.66%	988,901	42,043	4.25%	936,255	51,136	5.46%
Other liabilities	62,554			46,643			34,110
Members’ equity	185,783			169,889			158,594
Total liabilities and members’ equity	$1,292,915			$1,205,433			$1,128,959
Net interest earning assets	189,907	30,030		167,146	31,241		167,296	34,197
Net interest revenues and spread			1.87%			2.09%			2.27%
Net yield on interest earning assets			2.43%			2.70%			3.10%

*Based on monthly balances.  Average loan balances include nonaccrual loans.

Total impaired assets (non-accruing and foreclosed real estate owned) decreased to $1.8 million at December 31, 2003 from $5.4 million at December 31, 2002. NCB had $0.1 million of foreclosed real estate at December 31, 2003 and none at December 31, 2002.  At December 31, 2003 and 2002, impaired assets as a percentage of total capital were 0.9% and 3.1%, respectively.

See Table 3, Table 4, & Table 5

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

See Table 4

Non-interest Income

Total non-interest income increased $21.9 million or 62.6% from $34.9 million for the year ended December 31, 2002 to $56.8 million in 2003.  Non-interest income is composed of loan fees, gains or losses on sale of loans or securities, servicing fees, excess yield income, and other income.

Gains on sales of loans of $30.7 million for the year ended December 31, 2003, represented 54.1% of non-interest income, and increased $9.8 million from $20.9 million in 2002. The increase resulted from improved investor spreads and higher volume of loans sold in 2003 compared with 2002.  Total loans sold were $740.6 million and $619.3 million for the year ended December 31, 2003 and 2002, respectively.  In 2003, multi-family blanket loans of $558.6 million were sold at a net gain of 5.1% compared to $517.8 million sold in 2002 at a net gain of 3.6%.  Demand for NCB blanket loans was very strong in 2003 due to their historical zero default rate, low loan-to-value ratios, and prepayment lock-outs that prohibit prepayment generally for the first eight years of the life of the loan.

In 2003, gains on sale of investment securities available-for-sale of $3.0 million relates to the sale of $55.1 million of mortgage backed securities created from a swap with Fannie Mae in December 2002.

NCB’s servicing fee income increased from $3.7 million in 2002 to $5.1 million for 2003 due primarily to $1.1 million in lease program management fees received in 2003 related to the renegotiation of NCB’s lease financing program and to growth in the volume of loans serviced which increased from $2.9 billion as of December 31, 2002 to $3.3 billion as of December 31, 2003.

Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees.  In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program.  For the year ended December 31, 2003, loan fees increased from $4.0 million to $6.0 million due primarily to $0.9 million higher prepayment penalty fees on commercial loans and $0.8 million higher fees from letters of credit.

In total, non-interest income amounted to 65.4% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2003 compared with 52.8% in 2002.

Table 3

SUMMARY OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)

For the years ended December 31,	2003	2002	2001	2000	1999

Balance at beginning of year	$14,581	$22,240	$21,260	$18,694	$17,426

Charge-offs
Commercial	2,519	8,013	3,973	909	244
Real estate	29	—	—	362	20
Total charge-offs	$2,548	$8,013	$3,973	$1,271	$264

Recoveries
Commercial	2,434	674	1,495	126	437
Real estate	96	65	396	504	186
Total recoveries	2,530	739	1,891	630	623

Net charge-offs (recoveries)	18	7,274	2,082	641	(359)

Provision for loan losses	2,535	1,283	3,062	3,207	909

Reclassified to reserve for un-funded commitments and lines of credit	—	(1,668)	—	—	—

Balance at end of year	$17,098	$14,581	$22,240	$21,260	$18,694

Table 4

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)

	2003		2002		2001		2000		1999
At December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Loans and lease financing

Commercial	$440,289	49.5%	$411,907	54.8%	$466,026	56.7%	$518,968	59.0%	$467,689	57.3%
Real estate	407,717	45.8%	279,134	37.2%	273,371	33.2%	276,930	31.5%	288,047	35.3%
Lease financing	42,098	4.7%	60,788	8.0%	82,554	10.1%	83,562	9.5%	60,104	7.4%
Total loans and lease financing	$890,104	100.00%	$751,829	100.00%	$821,951	100.00%	$879,460	100.00%	$815,840	100.00%

Allocation of allowance for loan losses

Commercial	$11,340	66.3%	$9,813	67.3%	$14,276	64.2%	$11,506	54.1%	$10,659	57.0%
Real estate	5,113	29.9%	2,866	19.7%	7,072	31.8%	9,410	44.3%	4,484	24.0%
Lease financing**	—	—	—	—	—	—	—	—	301	1.6%
Unallocated	645	3.8%	1,902	13.0%	892	4.0%	344	1.6%	3,250	17.4%
Total allowance for loan losses	$17,098	100.00%	$14,581	100.00%	$22,240	100.00%	$21,260	100.00%	$18,694	100.00%

**From 2000 to 2003, there was no allocation since the cash reserves maintained at NCB, FSB for these leases were more than sufficient to cover the required allowance.

Table 5

IMPAIRED ASSETS

(dollars in thousands)

At December 31,	2003	2002	2001	2000	1999

Real estate owned	$74	$—	$—	$—	$2,687

Non-accruing loans	1,760	5,440	5,694	2,570	580

Total	$1,834	$5,440	$5,694	$2,570	$3,267

Percentage of loans and lease financing outstanding	0.21%	0.72%	0.69%	0.29%	0.40%

Non-interest Expense

Non-interest expense for the year ended December 31, 2003 increased 7.5% or $3.4 million to $49.0 million compared with $45.6 million for the corresponding prior year.  Salaries and employee benefits, the single largest component of non-interest expense, increased 7.1% or $1.6 million from $22.8 million in 2002 to $24.4 million in 2003 due primarily to a 10.8% increase in average headcount in 2003.

Contractual services increased 10.8% or $0.6 million to $6.2 million in 2003 from $5.6 million in 2002 due primarily to expenses related to the conversion of NCB, FSB’s general ledger software and upgrade of NCB, FSB’s computer network.  The increase in other expenses resulted from increased loan and lease processing and servicing costs and a write down of $1.4 million for a retail grocery loan held for sale.

Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB’s Board of Directors. NCB made a contribution of $1.0 million and $2.0 million to NCBDC in 2003 and 2002, respectively. Non-interest expense, inclusive of NCBDC contributions, as a percentage of average assets was 3.8% in both 2003 and 2002, respectively.

Income Taxes

Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends.  The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB, and reserves set aside dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation.

Note 22 to the consolidated financial statements contains additional discussions of NCB’s tax status.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” Under FIN 45, a liability must be recognized at the inception of certain guarantees whether or not payment is probable.  When the guarantor has assumed a “stand-ready” obligation, the fair value of the guarantee must be recorded as a liability. This interpretation was effective December 31, 2002, with the disclosure provisions of FIN 45 effective in 2002 and the accounting provisions effective in 2003. Adoption of FIN 45 did not have a material effect on the consolidated financial statements.  See footnote 23 “Financial Instruments With Off-Balance Sheet Risk”.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities: an interpretation of ARB No.51.” This interpretation addresses the issue of consolidation of variable interest entities (“VIEs”), which were previously commonly referred to as special-purpose entities (“SPEs”).  VIEs are entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Under the provisions of FIN 46, a company will consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIEs’ expected losses if they occur, receive a majority of the VIEs’ expected residual returns if they occur, or both. The company that consolidates a VIE is called the primary beneficiary.  FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs acquired after that date. Variable interests in VIEs created before February 1, 2003, were initially subject to the provisions of FIN 46 no later than July 1, 2003. However, the effective date was delayed to the fourth quarter of 2003 for arrangements entered into before February 1, 2003.  In addition, if it is reasonably possible that a company will consolidate or disclose information about a VIE under FIN 46, the company is required to disclose in its financial statements, the nature, purpose, size, and activities of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE.

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

On December 17, 2003 the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15,

2004, however, for special purpose entities NCB would be required to apply FIN 46 as of December 31, 2003.  FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R required NCB to not consolidate its investment in NCB Capital Trust I, a statutory business trust, created solely to issue trust preferred securities on behalf of NCB.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits”.  This statement requires additional disclosures about the assets, obligations and cash flows of pension and post retirement plans, as well as the expense recorded for such plans.  NCB has a defined contribution retirement plan and is currently in compliance with the revised SFAS No. 132.

On March 9, 2004, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin (SAB) No. 105 “Application of Accounting Principle to Loan Commitments”.  SAB 105 provides the SEC staff position regarding the application of generally accepted accounting principles to loan commitments accounted for as derivatives.  Under SAB 105, expected future cash flows related to the associated servicing of a loan may not be considered in valuing a loan commitment.  In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments including methods and assumptions used to estimate fair value and any associated hedging strategies.  SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004.  NCB is currently evaluating the impact SAB 105 will have on its operations.  At December 31, 2003, the fair value of loan commitments on NCB’s balance sheet was $0.3 million.

2002 and 2001 Financial Summary

NCB’s net income for the year ended December 31, 2002 was $17.5 million.  This was a 39.6% or $5.0 million increase compared with $12.5 million for the year ended December 31, 2001.  The primary factors affecting this increase were a $3.0 million decrease in net interest income; a $1.8 million decrease in the provision for loan losses; a $12.4 million increase in gain on sale of loans; and a $2.0 million increase in contributions to NCB Development Corporation (NCBDC).

Total assets increased 6.3% or $73.2 million to $1.24 billion at December 31, 2002 from $1.17 billion at December 31, 2001.  The growth in assets was primarily the result of a $61.6 million increase in investment securities and a $19.2 million increase in net loans and lease portfolio and loans held for sale.

The return on average total assets was 1.45% in 2002 compared with 1.11% in 2001.  The return on average members’ equity was 10.29% in 2002 compared with 7.89% in 2001.

Net interest income for the year ended December 31, 2002 decreased $3.0 million or 8.6% to $31.2 million compared with $34.2 million for the year ended December 31, 2001.

For the year ended December 31, 2002, interest income decreased 14.1% or $12.0 million to $73.3 million compared with $85.3 million for the year ended December 31, 2001.  Most of the decrease resulted from lower yields on the loans and lease portfolios. Due to the decrease in short-term interest rates during 2002, the average yield on NCB’s commercial loan portfolio declined to 6.81% in 2002 from 8.40% in 2001.  The yield on total average earning assets declined to 6.34% in 2002 from 7.73% in 2001.  The average volume of interest earning assets increased 4.8% during 2002 to $1.16 billion compared to $1.10 billion during 2001.

Interest expense decreased $9.1 million or 17.8% from $51.1 million during 2001 to $42.0 million in 2002.  The decline in interest expense resulted despite a slight increase in the amount of average interest bearing liabilities in 2002 compared with 2001.  During 2002, NCB’s average short-term borrowings decreased from $322.1 million in 2001 to $278.1 million in 2002.  In addition, average deposit volume increased from $169.3 million in 2001 to $276.1 million in 2002. Finally, average long-term notes payable decreased from $262.9 million in 2001 to $247.9 million in 2002.  In total, the overall yield on total interest bearing liabilities declined from 5.46% in 2001 to 4.25% in 2002 as a result of a decline in short-term interest rates during 2002.

2003 and 2002 Fourth Quarter Results

Net income for the three months ended December 31, 2003 increased $3.8 million from $0.9 million for the same period last year to $4.7 million.  For the three months ended December 31, 2003, net interest income increased 15.1% or $1.1 million to $8.0 million compared with $6.9 million for the three months ended December 31, 2002.

For the three months ended December 31, 2003, interest income decreased 0.8% or $0.2 million to $18.4 million compared with $18.6 million for the three months ended December 31, 2002. Over the same respective periods interest expense decreased $1.2 million or 10.2% from $11.7 million.

For the three months ended December 31, 2003 total non-interest income increased $4.2 million or 46.6% to $13.1 million compared to $8.9 million for the three months ended December 31, 2002. The increase is principally due to a $3.7 million gain from the extinguishment of debt related to the restructuring of the Class A Notes (see note 17).

Non-interest expense for the three months ended December 31, 2003 increased 2.5% or $0.4 million to $15.4 million compared with $15.0 million for the prior year.

For the three months ended December 31, 2003, a tax benefit of $0.5 million was recognized due primarily to the restructuring of the subordinated debt, which eliminated the tax exposure related to reserve funds established in 2003 for the retirement of the Class A notes that became eligible for patronage distribution after the restructuring.  The tax benefit was also related to the deferred tax effect of certain items of revenue and expense that were reported for income tax purposes in a different year than for financial statement purposes.

See Table 6

Sources of Funds

Capital Markets Access

NCB maintains credit facilities provided by a consortium of banks.  At both December 31, 2003 and 2002, NCB had $350.0 million of committed revolving lines of credit, of which $25.0 million and $23.0 million were outstanding, respectively.  In addition, NCB had uncommitted bid lines of $22.5 million and $27.5 million at December 31, 2003 and 2002, respectively.  Total outstanding under these bid lines were $0 million and $27.5 million at December 31, 2003 and 2002, respectively.

NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and it has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages and securities with a principal balance of 125% - 300% of such advances.  NCB, FSB had a $174.4 million line with FHLB under its cash management advance program as of December 31, 2003. There were outstanding advances of $102.0 million and $4.8 million at December 31, 2003 and 2002, respectively.

NCB developed a program under which it borrows, on a short-term basis, from certain of its customers.  At December 31, 2003 and 2002, the short-term borrowings outstanding were $11.5 million and $17.5 million, respectively.

In 1999, NCB received Board approval to issue up to $250.0 million in commercial paper.  At year-end 2003 and 2002, face values of $111.5 million and $148.2 million, respectively, were outstanding.

Usage on all short-term borrowings, as measured by average outstanding balances during the year, decreased from $278.1 million in 2002 to $186.0 million in 2003.  The reason for the decrease was largely due the increased use of deposits to fund real estate loans.

In 1999, NCB received Board approval to issue up to $400.0 million under a medium-term note program. As of December 31, 2003 and 2002, NCB had $70.0 million and $104.0 million, respectively outstanding under this program.

In August 1999, NCB also received Board approval to issue up to $50.0 million in preferred stock or subordinated debt.  There was no outstanding issuance at December 31, 2003 and 2002.

In 2003 NCB received Board approval to establish a Delaware statutory business trust, NCB Capital Trust I, and cause the issuance of $50.0 million in trust preferred securities in connection with a payment of Class A Notes under the Amended Financing Agreement with Treasury.  That issuance occurred in December 2003.

As of December 31, 2003, unused capacity under the short-term and long-term facilities of approximately $201.4 million and $160.6 million, respectively, is sufficient to meet anticipated disbursements in 2004.

NCB’s loan sale activity is another source of funding.  NCB originates most of its real estate loans, including cooperative blanket and share loans originated by NCB, FSB, for sale into the secondary market. In 2003, NCB sold $740.6 million of cooperative real estate, commercial and share loans compared with $619.3 million in the prior year.

NCB also sells investment securities available-for-sale.  In 2003 $55.1 million of mortgage backed securities created from a swap with Fannie Mae in December 2002 were sold.

Since 1995, NCB has utilized securitizations with MBIA Inc. to provide additional funding and liquidity for NCB’s retail member grocery portfolio. Under the facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in return sold the purchased term loans to MBIA’s Triple-A-One Funding Corporation, a commercial paper conduit. Triple-A-One Funding Corporation funded the purchase by issuing commercial paper backed by the purchased term loans.  In July 2001, NCB reduced the size of the facility from $56.0 million in 2000 to $13.0 million in 2001 and subsequently structured a new $136 million facility with Nieuw Amsterdam Receivables Corporation (NARC, a subsidiary of Rabobank International).  During 2002 the original MBIA Loan Purchase program was effectively closed as NCB repurchased the remaining loans sold to MBIA under the terms of a Loan Purchase Program and Sale Agreement, dated February 1, 1995 (as amended). Under the new NARC facility, NCB sold eligible retail term loans to NCBRFC. NCBRFC in turn sold the purchased term loans to NARC.  NARC, in turn, funded the purchase by issuing commercial paper backed by the purchased term loans.

In December 2000, NCB Funding Corporation (“NCBFDC”) was created to facilitate the sale of real estate loans.  Under a $150.0 million conduit facility structured with Credit Suisse First Boston (CSFB), NCB sells eligible real estate loans to NCBFDC, which in turn sold interests in the loans to eligible purchasers.  In November, 2003, NCBFDC was dissolved by NCB.  There were no sold interests at December 31, 2003 and 2002.

In 2004, NCB expects to sell approximately $800.0 million of commercial, real estate, and share loans in the secondary market, some of which will be originated subsequent to December 31, 2003.

Table 6

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

(dollars in thousands)

	2003				2002
For the three months ended	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$18,441	$15,525	$16,835	$17,510	$18,586	$17,363	$18,141	$19,193
Interest expense	10,472	8,867	9,740	9,202	11,663	9,094	10,331	10,955

Net interest income	7,969	6,658	7,095	8,308	6,923	8,269	7,810	8,238
Provision for loan losses	1,383	707	230	215	(555)	—	750	1,088

Income after provision for loan losses	6,586	5,951	6,865	8,093	7,478	8,269	7,060	7,150
Non-interest income	13,062	11,352	17,599	14,772	8,909	4,480	15,015	6,525

Net revenue	19,648	17,303	24,464	22,865	16,387	12,749	22,075	13,675
Non-interest expense	15,408	11,574	11,746	10,283	15,038	10,188	10,987	9,393

Income before income taxes	4,240	5,729	12,718	12,582	1,349	2,561	11,088	4,282

Provision for income taxes	(494)	923	1,421	600	453	560	458	320

Net income	$4,734	$4,806	$11,297	$11,982	$896	$2,001	$10,630	$3,962

Deposits

At NCB’s wholly owned subsidiary, NCB, FSB, deposits increased 32.1% to $487.2 million in 2003 from $368.9 million a year earlier.  The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 2003 and 2002 were 2.1% and 2.3%, respectively.  The average maturity of the certificates of deposit at December 31, 2003 was 19.8 months compared with 11.5 months at December 31, 2002 reflecting a shift to longer term maturities.  Although NCB relies heavily on funds raised through the capital markets, deposits are a major portion of interest bearing liabilities – 42.6% in 2003 compared with 36.9% in 2002.  Management anticipates that deposits will represent an increasing portion of its funding structure.

Uses of Funds

Loans and Leases

Loans and leases, including loans held for sale, outstanding increased 11.7% to $1.1  billion at year-end 2003 from $1.0 billion in 2002.

The commercial loan and lease portfolio increased 2.1% to $482.4 million at December 31, 2003 compared with $472.7 million in 2002. Total commercial loan and lease disbursements, increased 15.3% from $121.3 million in 2002 to $139.8 million in 2003 due in large part to the stronger economic environment in 2003.

NCB’s real estate portfolio increased 46.1% to $407.7 million at the end of 2003 from $279.1 million at same period last year. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family mortgage and share loans.  The increase resulted primarily from the decline in interest rates in 2002, particularly in the second half of the year and continued low interest rate environment experienced throughout 2003.  In addition during 2003 NCB, FSB made a $50 million bulk purchase of single family mortgage loans.

NCB’s commercial and real estate loan portfolio and loans held for sale are diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

	Commercial Loans		Real Estate Loans
	2003	2002	2003	2002
By Region:
Northeast	20.0%	20.8%	67.5%	72.1%
South East	20.3%	21.4%	6.9%	5.9%
Central	18.4%	14.0%	13.5%	12.7%
West	41.3%	43.8%	12.1%	9.3%
	100.0%	100.0%	100.0%	100.0%

	Percentage of Total Loan Portfolio
	2003	2002
By Borrower Type
Real estate
Residential	54.0%	50.1%
Commercial	1.6%	2.4%
Commercial
Food retailing and distribution	14.5%	16.3%
Employee Stock Ownership Plan	4.4%	5.9%
Lease Financing	3.7%	6.0%
Alaska Native Corporations	3.3%	3.3%
Hardware	2.9%	3.6%
Medical Services & Supplies	2.9%	1.1%
Franchisee	2.6%	2.7%
Financial Services	1.4%	1.9%
Non-profit	1.0%	1.5%
Other	7.7%	5.2%
	100.0%	100.0%

NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB’s mortgage loans are secured by real estate in New York City due to that city’s extensive cooperative market. As of December 31, 2003 and 2002, $275.6 million and $242.2 million of real estate loans are secured by real estate in New York City, respectively representing 31% and 32% of total loans and leases outstanding, respectively. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage liens and, in several rare circumstances, unsecured loans to residential cooperative corporations. The loans are repaid from operations of the real estate cooperative. NCB’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans.

NCB’s commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans.

For 2004, NCB expects disbursements in its commercial and real estate lines of business to be approximately $228.0 million and $836.0 million, respectively.

See Table 7

Cash, Cash Equivalents, and Investment Securities

Cash, cash equivalents, and investment securities increased 14.3% or $26.2 million to $209.7 million at December 31, 2003, compared with $183.5 million in 2002. Growth resulted primarily from increased investment securities held by NCB.  NCB held FNMA mortgage backed securities of $81.1 million at December 31, 2003 compared to $55.1 million at December 31, 2002.  Cash, cash equivalents, and investment securities represent 16.2% of interest earning assets in 2003 compared with 15.7% in 2002.

Asset and Liability Management

Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk (“IRR”).  NCB’s liquidity and IRR are managed by the Asset Liability Committee (“ALCO”), which meets monthly.  The purpose of the ALCO is to develop and implement strategies, including the buying and selling of derivative instruments such as interest rate swaps and financial futures contracts, and to ensure sufficient reward for known and controlled risk.

Overall, NCB’s Asset Liability Committee adheres to the philosophy that a consistently balanced position results in the safest and most predictable net interest earnings stream over various interest rate cycles.

Liquidity

Liquidity is the ability to meet financial obligations either through the sale or maturity of existing assets or through the raising of additional funds.  Maintaining adequate liquidity therefore requires careful coordination of the maturity of assets and liabilities.

NCB’s asset liquidity is generally provided by maintaining near-cash and short-term investments that can be converted to cash at little or no cost.  These investments include: federal funds, overnight investments, Eurodollar investments, commercial paper, certificates of deposit, and other short-term obligations.  These securities normally have a maturity of less than ninety days and are not subject to price variations.  At December 31, 2003, NCB held $55.0 million in cash and cash equivalents compared with $72.0 million in cash and cash equivalents at year-end 2002.  These funds are normally used to fund business operations.

At December 31, 2003 and 2002, NCB had $37.2 million and $29.6 million, respectively, of investment securities which are a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity was approximately 1.2 years and 1.1 years for 2003 and 2002, respectively.

Aside from its principal amortization (scheduled and non-scheduled) and maturities, the loan portfolio is an excellent source of liquidity as demonstrated by NCB’s success in asset securitization.  In fact, NCB has been instrumental in developing the secondary market for loans made to cooperatives.

NCB maintains available committed capacity, under its short-term facilities, in an amount not less than the outstanding commercial paper balance.

For additional discussion, see Sources of Funds section.

Finally, NCB’s wholly owned subsidiary, NCB, FSB raises both local and national deposits from NCB members, which also serve as a source of liquidity.

Contractual Obligations

NCB has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 13 to 18 of the Notes to Consolidated Financial Statements.

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	$188,934	$—	$—	$—	$188,934
Certificates of deposit (1)	170,025	90,062	52,570	1,515	314,172
Short-term borrowings (2)	251,317	—	—	—	251,317
Long-term debt (2)	50,358	128,277	—	86,852	265,487
Subordinated debt (2)	2,546	5,393	5,522	160,322	173,783
Junior subordinated debt (2)	—	—	—	96,463	96,463
Operating leases	3,055	6,328	6,756	14,424	30,563

Total	$666,235	$230,060	$64,848	$359,576	$1,320,719

(1)   Includes interest at the weighted average interest rate of the certificates.

(2)   Includes interest at the weighted average to be paid over the remaining term of the debt.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Discussion of NCB’s commitments, contingent liabilities, and off-Balance sheet arrangements is included in Note 24 of the Notes to the Consolidated Financial Statements.  Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NCB’s principal market risk exposure is to interest rates.

NCB’s asset and liability management process is utilized to manage NCB’s interest rate risk through the structuring of the balance sheet and derivative portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates.  The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

Interest rate risk is managed by the Asset Liability Committee (ALCO), which is composed of senior officers of NCB, in accordance with policies approved by NCB’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk.  In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors.  The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans (“mortgage pipeline”), and the maturities of investments and borrowings.  Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

To effectively measure and manage interest rate risk, NCB uses simulation analyses to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies.  From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.  Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process.  The overall interest rate risk position and strategies are reviewed by executive management and NCB’s Board of Directors on an ongoing basis.  NCB has traditionally managed its business to reduce its overall exposure to changes in interest rates.

NCB hedges its exposure to interest rates by entering into certain financial instruments including interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts.  A hedge is an attempt to reduce risk by creating a relationship whereby changes in the value of the hedged asset or liability are expected to be offset in whole or in part by changes in the value of the financial instrument used for hedging.  See Note 24 to the Consolidated Financial Statements.

The following tables present an analysis of the sensitivity inherent in NCB’s net interest income and market value of portfolio equity (market value of assets, less liabilities and derivative instruments.)  The interest rate scenarios presented in the table include interest rates at December 31, 2003 and December 31, 2002 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB’s interest sensitivity gap (defined below).

2003
CHANGE IN INTEREST RATES	CHANGE IN NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

+200	11.2%	0.8%
+100	5.9	0.7
-100	(5.0)	(0.4)
-200	Not Meaningful	Not Meaningful

2002
CHANGE IN INTEREST RATES	CHANGE IN NET INTEREST INCOME	CHANGE IN MARKET VALUE OF PORTFOLIO EQUITY

+200	6.2%	(2.8)%
+100	3.1	(1.4)
-100	(3.2)	1.5
-200	Not Meaningful	Not Meaningful

Assumptions with respect to the model’s projections of the effect of changes in interest rates on net interest income include:

1.                                       Balance Sheet balances for various asset and liability classes which are held constant for the net interest income simulations.

2.                                       Prepayment assumptions, which are generated by the analysis of historical relationships and management.

3.                                       Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and management.

The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact.  During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB’s one-year cumulative gap positions at December 31, 2003 and 2002 were positive $216.5 million or 15.48% of assets and positive $101.4 million or 8.18% of assets, respectively.

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

The following tables set forth the expected maturity and repricing characteristics of NCB’s consolidated assets, liabilities and derivative contracts at December 31, 2003 and 2002.

See Table 8 and Table 9

Table 8 indicates that on December 31, 2003 NCB had gaps (as a percentage of total assets) of positive 15.48% and 14.29% at the one year and 180 day time horizons, respectively. Table 9 indicates that on December 31, 2002, NCB had a positive gap (as a percentage of total assets) of 8.18% and 11.00% at the one year and 180 day time horizons, respectively.

Table 7

MATURITY SCHEDULE OF LOANS

(dollars in thousands)

	One Year Or Less	One Year Through Five Years	Over Five Years	Total
Commercial	$56,351	$324,777	$59,161	$440,289
Real estate-residential	14,759	87,531	301,185	403,475
Real estate-commercial	—	—	4,243	4,243
Leases	1,443	40,655	—	42,098

Total loans and leases	$72,553	$452,963	$364,589	$890,105

Fixed interest rate loans	16,552	94,901	100,290	211,743

Variable interest rate loans	56,001	358,062	264,299	678,362

Total loans	$72,553	$452,963	$364,589	$890,105

Table 8

INTEREST RATE SENSITIVITY (dollars in thousands)

At December 31, 2003	Interest -sensitive 30 day	Interest -sensitive 3 month	Interest -sensitive 6 month	Interest -sensitive 12 month	Interest -sensitive Total	Over 12 Months and Non-Interest Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$63,998	$—	$—	$—	$63,998	$—	$63,998
Investment securities	16,670	8,837	2,175	9,525	37,207	117,491	154,698
Loans and leases*	400,523	82,788	43,617	79,140	606,068	505,503	1,111,571
Other assets – net	627	1,227	1,773	3,313	6,940	61,040	67,980

Total	481,818	92,852	47,565	91,978	714,213	684,034	1,398,247

Interest-bearing liabilities
Deposits	$92,288	$27,625	$44,730	$75,370	$240,013	$247,208	$487,221
Short-terms borrowings	208,965	41,500	—	—	250,465	—	250,465
Long-term debt	8,453	60,000	—	—	68,453	157,745	226,198
Subordinated debt	1,000	41,810	—	—	42,810	85,190	128,000
Junior subordinated debt	50,547	—	—	—	50,547	—	50,547

Total	361,253	170,935	44,730	75,370	652,288	490,143	1,142,431

Other
Other non-interest bearing, net	—	—	—	—	—	255,816	255,816
Effect of interest rate swaps and financial futures	(26,299)	(128,260)	—	—	(154,559)	154,559	—

Total liabilities & members’ equity, net of derivatives	$334,954	$42,675	$44,730	$75,370	$497,729	$900,518	$1,398,247

Repricing difference	$146,864	$50,177	$2,835	$16,608	$216,484

Cumulative gap	$146,864	$197,041	$199,876	$216,484

Cumulative gap as % total assets	10.50%	14.09%	14.29%	15.48%

* Includes loans held for sale, net of allowance for loan losses

Table 9

INTEREST RATE SENSITIVITY

(dollars in thousands)

At December 31, 2002	Interest Sensitive 30 day	Interest Sensitive 3 month	Interest Sensitive 6 month	Interest Sensitive 12 month	Interest Sensitive Total	Over 12 Months and Non-Interest Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$75,152	$1,275	$250	$110	$76,787	$25	$76,812
Investment securities	3,180	3,995	2,645	5,848	15,668	95,878	111,546
Loans and leases*	324,634	104,084	43,193	71,297	543,208	452,263	995,471
Other assets – net	210	422	639	1,304	2,575	53,273	55,848

Total	$403,176	$109,776	$46,727	$78,559	$638,238	$601,439	$1,239,677

Interest-bearing liabilities
Deposits	22,920	53,557	84,639	103,484	264,600	104,366	368,966
Short-terms borrowings	188,164	33,497	—	—	221,661	(669)	220,992
Long-term debt	44,000	40,000	15,000	10,000	109,000	113,515	222,515
Subordinated debt	53,553	—	—	—	53,553	134,543	188,096

Total	308,637	127,054	99,639	113,484	648,814	351,755	1,000,569

Other
Other non-interest bearing, net	—	—	—	—	—	239,108	239,108
Effect of interest rate swaps and financial futures	(7,655)	(106,550)	2,250	—	(111,955)	111,955	—

Total liabilities & members’ equity, net of derivatives	$300,982	$20,504	$101,889	$113,484	$536,859	$702,818	$1,239,677

Repricing difference	$102,194	$89,272	$(55,162)	$(34,925)	$101,379

Cumulative gap	$102,194	$191,466	$136,304	$101,379

Cumulative gap as % total assets	8.24%	15.44%	11.00%	8.18%

* Includes loans held for sale, net of allowance for loan losses

Capital

NCB’s strong capital position should support growth, continuing access to financial markets, and allow for greater flexibility during difficult economic periods.

Historically, NCB has maintained a strong capital structure.  NCB’s average equity to average assets was 14.4% in 2003 compared with 14.1% in 2002. When including NCB’s subordinated debt, NCB’s average total capital to average assets was 28.8% and 29.6% in 2003 and 2002, respectively. The Act limits NCB’s outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2003, NCB, FSB maintained capital levels well in excess of regulatory requirements.

In December 2003, NCB, pursuant to the Amended Financing Agreement, made a $53.6 million payment to Treasury to prepay its 91-day renewing Class A Note principally through proceeds from the issuance of $51.7 million of junior subordinated debt to NCB Capital Trust I, a statutory business trust which in turn issued $50.0 million of trust preferred securities. Also in December NCB replaced the remaining three Class A Notes outstanding, in the aggregate amount of $129.0 million, by issuing five new replacement Class A Notes of renewing maturities. The above transactions had no impact on the above capital ratios.

Patronage Policy

Each year, NCB declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax.  In September 2003, NCB distributed $18.9 million to its active member-borrowers.  Of this total, approximately $8.6 million was distributed in cash.

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

A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan.  When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB establishes specific allowances for impaired loans.

Servicing Assets and Interest-Only Receivables

Effective April 1, 2001, NCB adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No.  140) which supersedes, but generally retains, the requirements of SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 125) which supercedes but generally retains, the requirements of SFAS No. 122, “Accounting for Mortgage Servicing Rights”.  These statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

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

Interest-only receivables are created when loans are sold with servicing retained and a portion of the interest retained by NCB does not depend on the servicing work being performed.  The interest-only receivables are amortized to interest income using the interest method.  The interest-only receivables are carried at the lower of aggregate cost or market in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF No. 99-20). Interest-only receivables that are certificated have been included as investment securities consistent with SFAS No. 115.  Interest-only receivables that are not certificated are included as other assets.

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

Gains or losses on sales and securitizations depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale.  Since quoted market prices are generally not available, NCB usually estimates fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved.  Gains on sales and securitizations are reported in non-interest income.

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

The original discount rate varies based on the average life of the underlying collateral.  The discounted rate of future expected cash flows is equal to a spread over the benchmark index that the respective loans were priced.  For quarterly valuations, the index is adjusted to reflect market conditions.  An appropriate spread determined by Management is added to the index to determine the current discount rate.

The assumption of no credit losses is unique to NCB in that the collateral that backs all of the interest-only receivables produces low loan-to-value ratios (weighted average ratio below 35%) and a historical zero default rate.  No NCB securitized mortgage, past or present, has ever resulted in credit loss.  Moreover, only one NCB securitized mortgage has ever gone 90 days late.

The weighted average life of each interest-only receivable will vary based on the average life of the underlying collateral.

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

Derivative Instruments and Hedging Activities

Effective January 1, 2001, NCB adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended, and recorded a cumulative effect gain of $1.7 million to recognize the fair value of interest rate swaps with an offsetting cumulative effect loss of $1.7 million to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates.  Additionally, NCB recorded a cumulative effect loss of $4.5 million to recognize derivatives at fair value and a cumulative effect gain of $4.6 million to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

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

The derivative instruments utilized include interest rate swaps, futures contracts and forward loan sales commitments.  Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date.  Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices.  Forward loan sales commitments lock in the prices at which loans will be sold to investors.

NCB uses interest rate swaps, futures contracts and forward loan sales commitments to hedge loan commitments prior to actually funding a loan.  During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through income.  Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan.

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

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change in the fair value.

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

NCB provides for income taxes under SFAS No. 109, “Accounting for Income Taxes.” The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NCB’s financial statements and notes thereto are set forth beginning on the following page.  NCB is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

Report of Independent Public Accountants

To the Board of Directors and

Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, changes in members’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 2003 and 2002 , and the results of their operations and their cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

McLean, Virginia

March 24, 2004

Report of Independent Public Accountants

To the Board of Directors and

Members of National Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in members equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Vienna, Virginia

March 29, 2002

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the National Cooperative Bank’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.  See Exhibit 23.2 for further discussion.

NATIONAL COOPERTIVE BANK

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Cash and cash equivalents	$54,973,344	$71,962,441
Restricted cash	9,024,631	4,849,396
Investment securities
Available-for-sale (amortized cost of $154,703,841 and $103,780,639)	153,987,320	107,941,909
Held-to-maturity (fair value of $711,569 and $4,786,587)	711,569	3,604,987
Loans held for sale	238,564,404	258,221,210

Loans and lease financing	890,104,691	751,829,454
Less: Allowance for loan losses	(17,098,008)	(14,580,619)
Net loans and lease financing	873,006,683	737,248,835

Other assets	67,979,382	55,848,393

Total assets	$1,398,247,333	$1,239,677,171

Liabilities and Members’ Equity
Liabilities
Deposits	$487,221,075	$368,965,325
Patronage dividends payable in cash	11,364,929	8,013,698
Other liabilities	51,694,340	55,618,564
Borrowings
Short-term	249,950,613	220,991,682
Long-term
Current	50,000,000	59,000,000
Non-current	176,712,101	163,514,517

Subordinated debt	127,999,760	188,096,087
Junior subordinated debt	50,547,000	—
Total borrowings	655,209,474	631,602,286
Total liabilities	1,205,489,818	1,064,199,873
Members’ equity
Common stock
Class B	127,156,240	117,969,383
Class C	22,790,248	22,306,220
Class D	300	300
Retained earnings
Allocated	16,732,958	10,199,251
Unallocated	22,059,352	17,384,903
Accumulated other comprehensive income	4,018,417	7,617,241

Total members’ equity	192,757,515	175,477,298
Total liabilities and members’ equity	$1,398,247,333	$1,239,677,171

The accompanying notes are an integral part of these financial statements

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income
Loans and lease financing	$63,106,565	$70,188,801	$82,374,874
Investment securities	5,204,775	3,095,418	2,958,222
Total interest income	68,311,340	73,284,219	85,333,096

Interest expense
Deposits	9,483,159	7,978,115	8,090,089
Short-term borrowings	18,090,838	14,204,673	15,148,875
Long-term debt, other borrowings and subordinated debt	10,706,934	19,860,582	27,896,666
Total interest expense	38,280,931	42,043,370	51,135,630
Net interest income	30,030,409	31,240,849	34,197,466

Provision for loan losses	2,535,364	1,283,160	3,061,841
Net interest income after provision for loan losses	27,495,045	29,957,689	31,135,625

Non-interest income
Gain on sale of loans	30,735,630	20,862,324	8,483,528
Gain on sale of investments available-for-sale	2,960,698	—	—
Loan fees	6,041,173	3,978,905	6,560,658
Servicing fees	5,146,189	3,700,890	3,307,407
Excess yield income	4,668,870	3,558,462	1,853,610
Gain on extinguishment of debt	3,730,999	—	—
Other	3,501,629	2,829,042	1,438,770
Total non-interest income	56,785,188	34,929,623	21,643,973

Non-interest expense
Compensation and employee benefits	24,421,526	22,804,236	19,703,678
Contractual services	6,157,773	5,555,321	5,501,527
Occupancy and equipment	5,098,089	5,845,856	4,883,390
Information systems	2,386,372	2,044,330	2,027,645
Corporate development	2,310,936	1,944,852	1,798,175
Travel and entertainment	1,525,487	1,306,642	1,201,052
Loan costs	1,254,623	1,059,688	775,579
Write down of loan held for sale	1,360,000	—	—
Other	3,496,843	3,046,283	2,653,078
Contribution to NCB Development Corp.	1,000,000	2,000,000	—
Total non-interest expense	49,011,649	45,607,208	38,544,124
Net income before taxes	35,268,584	19,280,104	14,235,474

Provision for income taxes	2,449,636	1,792,165	1,708,590

Net income	$32,818,948	$17,487,939	$12,526,884

Distribution of net income
Patronage dividends	$28,205,630	$18,212,949	$12,599,647
Retained earnings	4,613,318	(725,010)	(72,763)
	$32,818,948	$17,487,939	$12,526,884

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net income	$32,818,948	$17,487,939	$12,526,884

Other comprehensive income, net of tax
Net unrealized holding (loss) gain before tax on available-for-sale securities and non-certificated interest-only receivables	(3,600,089)	4,358,855	1,519,082
Tax effect	1,265	(15,643)	(1,076)

Comprehensive income	$29,220,124	$21,831,151	$14,044,890

The accompanying notes are an integral part of these financial statements

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

	Common Stock	Retained Earnings Allocated	Retained Earnings Unallocated	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
Balance, December 31, 2000	$129,458,463	$5,433,641	$16,804,590	$1,756,023	$153,452,717
Net income	—	—	12,526,884	—	12,526,884
Cancellation and redemption of stock	(579,982)	(431,349)	689,148	—	(322,183)
2000 patronage dividends distributed in common stock	5,002,292	(5,002,292)	—	—	—
Adjustment to 2000 dividends paid in 2001	—	—	4,705	—	4,705
Other dividends declared	—	—	(138,125)	—	(138,125)
2001 patronage dividends
To be distributed in cash	—	—	(4,922,056)	—	(4,922,056)
Retained in form of equity	—	7,677,591	(7,677,591)	—	—
Unrealized gain on investment securities available-for-sale	—	—	—	1,518,006	1,518,006
Balance, December 31, 2001	133,880,773	7,677,591	17,287,555	3,274,029	162,119,948
Net income	—	—	17,487,939	—	17,487,939
Cancellation and redemption of stock	(702,226)	(580,235)	1,040,982	—	(241,479)
2001 patronage dividends distributed in common stock	7,097,356	(7,097,356)	—	—	—
Other dividends declared	—	—	(218,624)	—	(218,624)
2002 patronage dividends
To be distributed in cash	—	—	(8,013,698)	—	(8,013,698)
Retained in form of equity	—	10,199,251	(10,199,251)	—	—
Unrealized gain on investment securities available-for-sale	—	—	—	4,343,212	4,343,212
Balance, December 31, 2002	140,275,903	10,199,251	17,384,903	7,617,241	175,477,298
Net income	—	—	32,818,948	—	32,818,948
Cancellation and redemption of stock	(613,365)	35,607	409,654	—	(168,104)
Other dividends declared	—	—	(348,523)	—	(348,523)
2002 patronage dividends distributed in common stock	10,284,250	(10,284,250)	—	—	—
2003 patronage dividends
To be distributed in cash	—	—	(11,423,280)	—	(11,423,280)
Retained in form of equity	—	16,782,350	(16,782,350)	—	—
Unrealized loss on investment securities available-for-sale	—	—	—	(3,598,824)	(3,598,824)
Balance, December 31, 2003	$149,946,788	$16,732,958	$22,059,352	$4,018,417	$192,757,515

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

For the years ended,	2003	2002	2001
Cash flows from operating activities
Net income	$32,818,948	$17,487,939	$12,526,884
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	2,535,364	1,283,160	3,061,841
Amortization interest-only receivables	10,292,493	12,566,723	7,470,585
Depreciation and amortization, other	3,559,799	6,316,207	713,694
Gain on sale of loans	(30,735,630)	(20,862,324)	(8,483,528)
Gain on sale of investments available-for-sale	(2,960,698)	—	—
Loans originated for sale	(820,072,547)	(777,492,803)	(512,625,379)
Proceeds from sale of loans held for sale	747,328,372	626,967,127	440,382,118
Write down of loan held for sale	1,360,000	—	—
Increase in other assets	(7,610,304)	(2,379,665)	(10,532,841)
(Decrease) increase in other liabilities	(7,514,183)	14,025,909	(425,563)
Net cash used in operating activities	(71,058,388)	(122,087,727)	(67,912,189)
Cash flows from investing activities
(Increase) decrease in restricted cash	(4,175,235)	13,025,394	(13,999,241)
Purchase/ sale of investment securities:
Available-for-sale	(45,499,229)	(22,762,767)	(11,361,274)
Held-to-maturity	(74,766)	—	—
Proceeds from maturities of investment securities:
Available-for-sale	37,509,301	21,306,180	10,567,408
Held-to-maturity	3,438,840	69,255	—
Proceeds from the sale of investments available-for-sale	52,930,830	—	231,288
Net (increase) decrease in loans and lease financing	(80,547,826)	78,715,921	19,474,596
Purchases of portfolio loans	(50,027,955)	—	—
Proceeds from sale of portfolio loans	—	11,998,863	37,127,773
Purchases of premises and equipment	(1,740,467)	(2,361,758)	(4,465,397)
Net cash (used in) provided by investing activities	(88,186,507)	99,991,088	37,575,153
Cash flows from financing activities
Net increase in deposits	118,255,750	146,075,439	73,929,265
Net increase (decrease) in short-term borrowings	28,924,000	(35,519,000)	(13,026,188)
Proceeds from issuance of long-term debt	65,000,000	—	153,763,050
Proceeds from issuance of junior subordinated debt	51,547,000	—	—
Repayment on long-term debt	(59,000,000)	(78,333,333)	(149,166,667)
Repayment on subordinated debt	(53,553,328)	—	—
Patronage dividends paid	(8,615,091)	(5,900,279)	(3,921,148)
Other dividends paid	(302,533)	—	—
Net cash provided by financing activities	142,255,798	26,322,827	61,578,312
(Decrease) increase in cash and cash equivalents	(16,989,097)	4,226,188	31,241,275
Cash and cash equivalents, beginning of year	71,962,441	67,736,253	36,494,978
Cash and cash equivalents, end of year	$54,973,344	$71,962,441	$67,736,253

The accompanying notes are an integral part of these financial statements.

Supplemental schedule of investing and financing activities:

	2003	2002	2001
Unrealized (loss) gain on investment securities available–for-sale, net of tax	$(3,598,824)	$4,343,212	$1,518,006

Loans transferred to other real estate owned	$74,297	$—	$—

Warehouse loans transferred to portfolio	$4,788,788	$—	$—

Common stock cancelled and loan losses recovered against allowance for loan losses	$135,444	$103,187	$118,362

Interest paid	$39,038,779	$41,898,671	$54,650,456

Income taxes paid	$3,048,839	$1,829,974	$1,520,800

The accompanying notes are an integral part of these financial statements

NATIONAL COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

National Consumer Cooperative Bank, doing business as National Cooperative Bank (“NCB”), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the “Act”). NCB provides loans and financial services primarily to cooperatives. NCB Capital Corporation (“NCBCC”), previously named NCB Mortgage Corporation, a wholly owned subsidiary, originates, sells and services real estate and commercial loans primarily for cooperatives. NCB Financial Corporation (“NCBFC”), a wholly owned subsidiary, is the holding company of NCB, FSB, previously known as NCB Savings Bank, FSB, a federally-chartered thrift institution. NCB 1, Inc. (“NCB 1”), a wholly owned subsidiary, is a special purpose corporation that holds credit enhancement certificates related to the securitization and sale of cooperative real estate loans. NCB Retail Finance Corporation (“NCBRFC”), a wholly owned subsidiary, is a special purpose entity that purchases and sells commercial loans. EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc. (“NCBFA”), a wholly owned subsidiary, provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations.  NCB NetPlatform, Inc. (“NCBNPI”), a wholly owned subsidiary, built and offered Internet technology platforms.  NCB Franchise Services, Inc., also known as FRANDATA, a wholly owned subsidiary of NCBNPI, is in the information services business.

The 1981 amendments to the Act also provided for the formation of NCB Development Corporation (“NCBDC”), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCBDC provides loans and technical support to cooperative enterprises. NCBDC’s bylaws provide for six directors from the NCB board to serve on the NCBDC board, along with three outside directors elected by NCB directors. Consistent with the Act, NCB makes deductible, voluntary contributions to NCBDC.

Borrowers from NCB under section 108 of the Act are required to own Class B stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB’s sole discretion, in case of certain events, including default.

Principles of Consolidation

The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements of NCB do not include the assets, liabilities or results of operations of NCBDC or NCB Capital Trust I, a Delaware statutory trust formed by NCB in 2003 in connection with the issuance of trust preferred securities.

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

Investments

Securities are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 requires, among other things, for NCB to classify and account for debt and equity securities as follows:

Available-for-sale securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security’s prepayment risk, needs for liquidity and changes in the availability and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold and are included in earnings.

Held-to-maturity securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, NCB adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended, and recorded a cumulative effect gain of $1.7 million to recognize the fair value of interest rate swaps with an offsetting cumulative effect loss of $1.7 million to recognize the change in fair value of related hedged debt due to changes in benchmark interest rates.  Additionally, NCB recorded a cumulative effect loss of $4.5 million to recognize derivatives at fair value and a cumulative effect gain of $4.6 million to recognize the change in fair value of related loans held for sale and loan commitments due to changes in benchmark interest rates.

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

The derivative instruments utilized include interest rate swaps, futures contracts and forward loan sales commitments.  Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date.  Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices.  Forward loan sales commitments lock in the prices at which loans will be sold to investors.

NCB uses interest rate swaps, futures contracts and forward loan sales commitments to hedge loan commitments prior to actually funding a loan.  During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through income.  Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan.

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

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting  gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change in the fair value.

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

Loans and Lease Financing

Loans are carried at their principal amounts outstanding, except for loans held for sale, which are carried at the lower of cost or market as determined on an aggregate basis. NCB discontinues the accrual of interest on loans when principal or interest payments are ninety days or more in arrears or sooner when there is reasonable doubt as to collectibility. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can reasonably be expected.

Leasing operations consist principally of leased equipment under direct financing leases expiring in various years through 2008. All lease financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.

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

A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan.  When a loan is impaired, NCB measures impairment based on the present value of the expected future cash flows discounted at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent and foreclosure is probable. NCB establishes specific allowances for impaired loans.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When an interest accrual is discontinued, all unpaid accrued interest is reversed against interest income.  Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, all cash receipts are applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

Loan-Origination Fees, Commitment Fees, and Related Costs

Loan fees received and direct origination costs are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans or, with respect to loans held for sale, as an adjustment to gain on sale of loans. Fees relating to expired commitments are recognized as non-interest income. If a commitment is exercised during the commitment period, the fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Servicing Assets and Interest-Only Receivables

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140) which supersedes, but generally retains, the requirements of SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 125) which supercedes, but generally retains, the requirements of SFAS No. 122, “Accounting for Mortgage Servicing Rights”,  requires that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

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

Interest-only strips are created when loans are sold servicing retained and a portion of the interest retained by NCB does not depend on the servicing work being performed.  The interest-only strips are amortized to interest income using the interest method.  The interest-only strips are carried at the lower of aggregate cost or market in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF No. 99-20).

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

Gains or losses on sales and securitizations depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale.  Since quoted market prices are generally not available, NCB usually estimates fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved.  Gains on sales and securitizations are reported in non-interest income.

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

The assumption of no credit losses is unique to NCB in that the collateral that backs all of the interest-only receivables produces extremely low loan-to-value ratios (weighted average ratio below 35%) and a historical zero default rate.  No NCB securitized mortgage, past or present, has ever resulted in credit loss.  Moreover, only one NCB securitized mortgage has ever gone 90 days late.

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

NCB provides for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2.                                      CASH AND CASH EQUIVALENTS

The composition of cash and cash equivalents at December 31 are as follows:

	2003	2002
Cash in bank	$36,638,793	$49,228,761
Federal funds	—	448,507
Overnight investments	18,334,551	22,285,173
Total	$54,973,344	$71,962,441

In addition, there was restricted cash of $9.0 million and $4.8 million as of December 31, 2003 and December 31, 2002, respectively.  Of the $9.0 million at December 31, 2003, $4.1 million is held for the benefit of Rabobank International under the terms of the Loan Purchase and Sale Agreement relating to its grocery loan conduit program.  The restricted cash is in the form of an Equity Reserve Account maintained at M&T Bank and represents 3% of the loan purchase capacity under the terms of the Agreement.  The remaining $4.9 million of restricted cash at December 31, 2003 relates to a recourse obligation as discussed in Note 7.

At December 31, 2002 $4.1 million was held for the benefit of Rabobank International under the same agreement discussed above. The remaining $0.7 million held of restricted cash held at December 31, 2002 was held by a trustee for the benefit of certificate holders in the event of a loss on certain mortgage backed securities sold in 1993. During 2003, these mortgage backed securities were liquidated in connection with NCB’s decision to collapse the remaining portion of a REMIC formed in 1993.  NCB repurchased the loans underlying the REMIC from the loan pool and the Trustee liquidated the mortgage-backed securities.  This led to the unwinding of the associated restricted cash accounts.

3.                                      INVESTMENT SECURITIES

The composition of available-for-sale investment securities at December 31 is as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and agency obligations	$32,881,737	$252,711	$52,182	$33,082,266
Mortgage-backed securities	81,073,312	—	732,359	80,340,953
Corporate bonds	2,796,940	16,078	845	2,812,173
Mutual funds	1,380,641	—	100,921	1,279,720
Interest-only receivables	36,571,211	555,605	654,608	36,472,208
Total	$154,703,841	$824,394	$1,540,915	$153,987,320

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and agency obligations	$24,522,229	$876,073	$—	$25,398,302
Mortgage-backed securities	55,102,171	2,262,470	—	57,364,641
Corporate bonds	2,014,441	87,319	—	2,101,760
Mutual funds	2,202,178	—	90,508	2,111,670
Interest-only receivables	19,939,620	1,102,443	76,527	20,965,536
Total	$103,780,639	$4,328,305	$167,035	$107,941,909

Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

The following table presents the fair value of investment securities with unrealized losses at December 31, 2003 and the related unrealized loss amounts. The table also discloses whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31, 2003.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury and agency obligations	$13,597,862	$52,182	$—	$—	$13,597,862	$52,182
Mortgage backed securities	81,073,312	732,359	—	—	81,073,312	732,359
Corporate bonds	528,970	845	—	—	528,970	845
Mutual funds	—	—	1,279,408	100,921	1,279,408	100,921
Interest-only Receivables	19,111,029	648,801	475,032	5,807	19,586,061	654,608
Total	$114,311,173	$1,434,187	$1,754,440	$106,728	$116,065,613	$1,540,915

The fair value of investment securities will change from period to period with changes in interest rates. We do not consider the unrealized losses at December 31, 2003 on our investment securities to be other-than-temporary because they relate primarily to interest rates.

The maturities of U.S. Treasury and agency obligations and corporate bonds at December 31 are as follows:

	2003
	Amortized Cost	Weighted Average Yield	Fair Value
Within 1 year	$17,478,721	5.30%	$17,693,252
After 1 year through 5 years	18,199,956	2.14%	18,201,187
Total	$35,678,677	3.69%	$35,894,439

	2002
	Amortized Cost	Weighted Average Yield	Fair Value
Within 1 year	$9,698,620	4.02%	$9,789,220
After 1 year through 5 years	16,838,050	5.65%	17,710,842
Total	$26,536,670	5.06%	$27,500,062

Mutual funds, mortgage-backed securities, and interest-only receivables are excluded from the maturity table.  Mortgage-backed securities and interest-only receivables have contractual maturities which may differ from actual maturities because borrowers have the right to call or prepay obligations.

In 2003 available-for-sale securities totaling $55.1 million were sold resulting in a gain of $3.0 million.  No available for sale securities were sold in 2002.  NCB held no callable investment securities at December 31, 2003, 2002 and 2001.

Held-to-maturity investment securities at December 31, 2003 represent private debt securities with an amortized cost and fair value of $0.7 million and a yield of 7.4%. At December 31, 2002 the amortized cost and fair value was also $0.7 million. In addition, at December 31, 2002 there were mortgage-backed securities with an amortized cost of $2.9 million, gross unrealized gains of $1.2 million and a fair value of $4.1 million.

During 2003, mortgage backed securities held-to-maturity of $3.3 million were liquidated in connection with NCB’s decision to collapse the remaining portion of a REMIC formed in 1993.  NCB repurchased the loans underlying the REMIC from the loan pool and the Trustee liquidated the mortgage-backed securities.  A gain of $0.4 million was recognized on the liquidation related to the unaccreted discount on the securities.

4.                                      LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2003 and 2002 are $3.3 billion and $2.9 billion, respectively.

5.                                      LOANS AND LEASE FINANCING

Loans and leases outstanding by category at December 31 is as follows:

	2003	2002
Commercial loans	$440,288,738	$411,906,924
Real estate loans:
Residential	403,475,045	274,808,835
Commercial	4,243,231	4,325,198
Lease financing	42,097,677	60,788,497
Total	$890,104,691	$751,829,454

6.                                      LOANS HELD FOR SALE

Loans held for sale by category at December 31, are as follows:

	2003	2002
Commercial loans	$18,369,309	$9,102,044
Real estate loans
Residential	207,025,345	232,976,416
Commercial	13,169,750	16,142,750
Total	$238,564,404	$258,221,210

7.                                      RECEIVABLES SOLD WITH RECOURSE

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

The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of December 31, 2003 and 2002.  The unpaid principal balance of the loans covered by the Agreement was $287.9 million as of December 31, 2003 compared with $293.2 million as of December 31, 2002.  Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses.  Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae.  As of December 31, 2003 the unpaid principal balance was $110.1 million.  As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

8.                                      IMPAIRED ASSETS

Impaired loans, comprising of non-accrual loans and real estate owned, totaled $1.8 million and $5.4 million at December 31, 2003 and 2002, respectively.  The average balance of impaired loans was $3.1 million and $7.9 million for the years ended December 31, 2003 and 2002, respectively.  Specific allowances of $0.4 million and $1.0 million were established at December 31, 2003 and 2002, respectively.  During 2003, 2002 and 2001, interest of $0.4 million, $0.9 million and $0.6 million collected on the nonaccrual loans, respectively, was applied to reduce the outstanding principal.

At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired compared to $5.6 million at December 31, 2002.

At December 31, 2003, there was $0.1 million of real estate owned property and no real estate owned property at December 31, 2002.

9.                                      ALLOWANCE FOR LOAN LOSSES

The following is a summary of the activity in the allowance for loan losses:

	2003	2002	2001
Balance at beginning of year	$14,580,619	$22,239,903	$21,260,284
Provision for loan losses	2,535,364	1,283,160	3,061,841
Charge-offs	(2,548,403)	(8,013,472)	(3,972,980)
Recoveries of loans previously charged-off	2,530,428	739,143	1,890,758
Reclassified to reserve for unfunded commitments	—	(1,668,115)	—
Balance at end of year	$17,098,008	$14,580,619	$22,239,903

The allowance for loan losses was 1.9%, 1.9% and 2.7% of loans and lease financing, excluding loans held for sale, at December 31, 2003, 2002, and 2001, respectively.

10.                               TRANSACTIONS WITH RELATED PARTIES

Section 103 of the Act, as amended, requires that twelve of the fifteen members of NCB’s Board of Directors be elected by holders of Classes B and C stock and that they have actual cooperative experience.  NCB voting stock is, by law, owned only by borrowers and entities eligible to borrow.  The election rules require that candidates for the Board of Directors have experience as a director or senior officer of a cooperative organization that currently holds Class B or Class C stock.  NCB has conflict of interest policies which require, among other things, that a Board member be disassociated from decisions which pose a conflict of interest or the appearance of a conflict of interest.  Loan requests from cooperatives with which members of the board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and conditions, as all other loan requests.

In addition, NCB through its subsidiary, NCB, FSB, enters into transactions in the normal course of business with its directors, officers, employees, and their immediate family members.

For the year ended December 31, 2003, activity related to loans and leases, including loans held for sale, to affiliated cooperatives, directors, officers, employees, and their immediate family members is as follows:

	January 1, 2003	Additions	Deductions	December 31, 2003

Outstanding balances	$148,886,047	$63,534,652	$66,926,690	$145,494,009

During 2003, 2002, and 2001, NCB recorded interest income of $8.8 million, $8.4 million, and $8.9 million, respectively, on loans to related parties.

11.                               PREMISES AND EQUIPMENT

Premises and equipment are included in other assets and consist of the following as of December 31:

	2003	2002

Furniture and equipment	$4,616,238	$4,479,288
Leasehold improvements	3,439,144	3,442,634
Other	3,104,693	3,643,066
Total premises and equipment	11,160,075	11,564,988

Less: Accumulated depreciation and amortization	(5,758,755)	(6,486,311)
Total premises and equipment, net	$5,401,320	$5,078,677

Depreciation and amortization of premises and equipment included in non-interest expenses for the years ended December 31, 2003, 2002, and 2001 totaled $1.4 million, $2.0 million, and $1.4 respectively.  NCB added $1.8 million of new assets and retired fully depreciated assets of $2.1 million during 2003.

12.                               OTHER ASSETS

At December 31, 2003 and 2002, other assets consisted of the following:

	2003	2002

Interest-only receivables	$39,248,721	$34,191,974
Premises and equipment	5,401,320	5,078,677
Accrued interest receivables	5,354,661	4,787,673
Valuation of letters of credit	5,040,118	—
Federal Home Loan Bank stock	3,967,100	3,689,600
Other	8,967,462	8,100,468

Total other assets	$67,979,382	$55,848,392

13.                               LEASES

Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003 are as follows:

Amount

2004	$3,054,632
2005	3,131,533
2006	3,196,045
2007	3,325,645
2008	3,430,549
2009 and thereafter	14,424,953

Total payments	$30,563,357

Rental expense on premises and office equipment in 2003, 2002, and 2001 was $2.1 million, $2.7 million, and $2.3 million, respectively.

During 2002, NCB deferred incentives received in connection with the headquarters lease for office space.  These incentives are being amortized over the ten-year life of the lease. At December 31, 2003 and 2002, the unamortized lease incentives totaled $2.7 million and $2.9 million, respectively.

14.  DEPOSITS

Deposits as of December 31, are summarized as follows:

	2003 Balance	Weighted Average Rate	2002 Balance	Weighted Average Rate

Passbook accounts	$6,659,859	1.28%	$5,589,804	1.55%
Money market demand and NOW accounts	182,273,806	1.18%	170,637,995	1.05%
Fixed-rate certificates:
Less than $100,000	134,720,999	2.68%	85,301,469	3.76%
$100,000 or greater	163,566,411	2.72%	107,436,057	3.01%

Total deposits	$487,221,075	2.11%	$368,965,325	2.26%

At December 31, 2003 included in fixed-rate certificates greater than $100,000 are $24.4 million in deposits that are insured by the FDIC on a pass through basis.

The remaining contractual maturities of certificate accounts at December 31, are as follows:

	2003
	Less than $100,000	$100,000 and greater	Total

2004	$72,471,187	$93,079,635	$165,550,822
2005	43,787,982	23,830,948	67,618,930
2006	11,444,885	5,949,497	17,394,382
2007	3,568,840	1,988,000	5,556,840
2008	2,740,853	38,122,035	40,862,888
2009 and thereafter	707,252	596,296	1,303,548

Total	$134,720,999	$163,566,411	$298,287,410

	2002
	Less than $100,000	$100,000 and greater	Total

2003	$60,801,963	$87,345,713	$148,147,676
2004	16,697,056	10,769,922	27,466,978
2005	6,612,039	8,604,826	15,216,865
2006	656,842	120,596	777,438
2007	420,633	595,000	1,015,633
2008 and thereafter	112,936	—	112,936

Total	$85,301,469	$107,436,057	$192,737,526

15.                               SHORT-TERM BORROWINGS

Revolving credit facilities

At December 31, 2003, NCB had $350.0 million of committed revolving lines of credit available of which $25.0 million was outstanding.  $175.0 million of this facility is available until May 7, 2004 and the remaining $175.0 million is available until May 7, 2006.  In addition, NCB had $22.5 million of bid lines available and unused at December 31, 2003.

Interest expense from borrowings under the revolving line of credit facilities was $0.5 million, $2.0 million and $5.8 million, in 2003, 2002 and 2001, respectively.

The following is a summary of the borrowings under these facilities for the years ended December 31:

	2003	2002

Borrowings outstanding at December 31	$25,000,000	$50,500,000

Unused capacity at December 31*	201,415,000	160,639,000

Average line of credit borrowings outstanding during the year	25,135,616	76,829,000

Maximum borrowings during the year	85,000,000	159,500,000

Weighted average borrowing rate:
During the year	1.90%	2.54%
At December 31	1.92%	2.18%

*Defined as available capacity under revolving lines of credit less 100% of commercial paper backup and the amounts outstanding under the customer short-term borrowings program.

Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. In addition a change in agency ratings could also impact borrowing rates.  As of December 31, 2003 and 2002, commitment fees for the line of credit ranged between 0.20% and 0.25%, respectively, of the commitment balance. Total commitment fees paid for revolving credit facilities were $0.8 million, $0.9 million, and $1.1 million, in 2003, 2002 and 2001, respectively.  All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.

At December 31, 2003, NCB is required under these revolving line of credit agreements to maintain $25.0 million of cash, cash equivalents, and investments and have, among other items, total members’ equity plus subordinated debt of not less than $339.0 million.

Other Short-term Borrowings

In an effort to reduce NCB’s cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2003 and 2002, the short-term borrowings outstanding totaled $11.5 million and $17.5 million, respectively. NCB also has a commercial paper program in place to further reduce NCB’s cost of funds. At December 31, 2003 and 2002, commercial paper totaled $111.5 million and $148.2 million, respectively.

NCB, through its subsidiary NCB, FSB, has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages and securities with a principal balance of 125% - 300% of such advances.  These eligible mortgages and securities had outstanding principal balances totaling $350.3 million and $241.4 million at December 31, 2003 and 2002, respectively.  Outstanding advances at December 31, 2003 and 2002 were $102.0 million and $4.8 million, respectively.  Interest expense on the advances for the years ended December 31, 2003 and 2002 was $0.5 million and $0.1 million, respectively.

The carrying amounts and weighted average rates for short-term borrowings for the year ended December 31 are as follows (dollars in thousands):

	2003		2002
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Line of Credit	$25,000	1.90%	$50,500	2.49%
Commercial paper	111,465	1.38%	148,238	2.04%
Other	11,486	1.79%	17,454	2.06%
FHLB advances	102,000	1.16%	4,800	1.19%

Total short-term borrowings	$249,951		$220,992

16.                               LONG-TERM DEBT

NCB has entered into various agreements for the extension of credit with third parties. At December 31, 2003 and 2002, under its medium-term note program, NCB had approval to issue up to $400.0 million.  As of December 31, 2003 and 2002, NCB had $70.0 million and $104.0 million, respectively, outstanding under this program.  In addition, as of December 31, 2003 and 2002, NCB had outstanding $155.0 million and $115.0 million, respectively, of private placements issued to various institutional investors.  The majority of the long-term debt has semi-annual interest payments.

At December 31, 2003, NCB is required under these lending agreements to maintain $25.0 million of cash, cash equivalents and investments and have among other things, total members’ equity plus subordinated debt of not less than $339.0 million.

The following is a schedule of outstanding long-term debt at December 31, 2003 (dollars in thousands):

Maturity	Rate	Carrying Amount
2004	4.50%	$50,000
2005	7.68%	30,000
2006	5.88%	95,000
2009	5.52%	50,000
		225,000

SFAS No. 133 valuation		2,465
Debt issuance costs		(753)

Total long-term debt		$226,712

The following is a schedule of outstanding long-term debt at December 31, 2002 (dollars in thousands):

Maturity	Rate	Carrying Amount
2003	5.76%	$59,000
2004	4.81%	50,000
2005	7.68%	30,000
2006	5.98%	80,000
		219,000

SFAS No. 133 valuation		3,819
Debt issuance costs		(305)

Total long-term debt		$222,514

At December 31, 2003 NCB had entered into a series of interest rate swap agreements which have a combined notional amount of $80.0 million. The effect of the agreements is to convert $80.0 million of the long-term debt from a weighted average fixed rate of 6.28% to a floating rate based on the three month LIBOR rate plus a spread which reprices throughout the year. At December 31, 2003 the weighted average three month LIBOR was 1.17% with a weighted average spread of 1.66%.

2003
Notional Amount	Maturity Date	LIBOR Index
$55,000,000	2006	Three month
25,000,000	2009	Three month

$80,000,000

At December 31, 2002 NCB had entered into a series of interest rate swap agreements which have a combined notional amount of $40.0 million. The effect of the agreements is to convert $40.0 million of the long-term debt from a weighted average fixed rate of 6.99% to a floating rate based on the three month LIBOR rate plus a spread which repriced throughout the year. At December 31, 2002, the weighted average three month LIBOR was 1.38% with a weighted average spread of 1.66%.

2002
Notional Amount	Maturity Date	LIBOR Index
$20,000,000	2006	Three month
20,000,000	2006	Three month

$40,000,000

17.                               SUBORDINATED DEBT

On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury (“Treasury”) in the amount of $184.3 million as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government.

On November 26, 2003 NCB entered into a definitive Amended and Restated Financing Agreement (the “Amended Financing Agreement”), with the Treasury relating to repayment of and interest payable on the Class A Notes maturing in 2020 that were originally issued by NCB to Treasury on December 31,1981.  On December 17, 2003, NCB caused the issuance of $50.0 million in Trust Preferred Securities due January 7, 2034 to initial purchasers in a private offering pursuant to Bear Stearns & Co. Inc.’s Pooled Trust Preferred Program.

On December 18, 2003, NCB, pursuant to the Amended Financing Agreement, made a $53.6 million payment to Treasury to prepay its 91-day renewing Class A Note.  Also on that date, NCB replaced the remaining three Class A Notes outstanding, in the aggregate amount of $129 million, by issuing, five new replacement Class A Notes of renewing maturities.

At maturity that Note is replaced with a reissued Note for the same term, with an interest rate based upon the yield on Treasury securities of comparable maturities, as of the date of repricing, plus 100 basis points, subject to the final maturity date of October 31, 2020, on which date all remaining balances under the Notes are due.

The annual interest payments for each tranche are determined in accordance with the following schedule which also includes the carrying amounts, of the subordinated debt at December 31, (dollars in thousands):

2003
Index	Rate	Next Repricing Date	Carrying Amount
91-day Treasury rate	0.91%	15-Mar-04	$41,810
2-year Treasury rate	1.88%	15-Dec-05	20,718
3-year Treasury rate	2.41%	15-Dec-06	27,564
7-year Treasury rate	3.79%	15-Dec-10	32,847
10-year Treasury rate	4.28%	15-Dec-13	6,050
			128,989

Debt issuance costs			(989)
			$128,000

2002
Index	Rate	Next Repricing Date	Carrying Amount
91-day Treasury rate	1.57%	1-Jan-03	53,553
3-year Treasury rate	2.02%	1-Oct-05	36,854
5-year Treasury rate	5.85%	1-Oct-05	55,281
10-year Treasury rate	5.80%	1-Oct-10	36,854
			182,542
SFAS No. 133 valuation			5,990
Debt issuance costs			(436)
			$188,096

The following table shows, pursuant to the Amended Finance Agreement, the amortization schedule of the five new Class A Notes:

	Debt Amortization
Year	Beginning Balance	Annual Amortization	Periodic Amortization	Ending Balance	Tranches
					91 day	2 Year	3 Year	5 Year	7 Year	10 Year	Total

2003	182,542,328.44	1,000,000.00		181,542,328.44
2004	181,542,328.44	2,500,000.00	52,553,328.44	126,489,000.00	2,500,000.00						2,500,000.00
2005	126,489,000.00	2,500,000.00		123,989,000.00		2,500,000.00					2,500,000.00
2006	123,989,000.00	2,500,000.00		121,489,000.00			2,500,000.00				2,500,000.00
2007	121,489,000.00	2,500,000.00		118,989,000.00		2,500,000.00					2,500,000.00
2008	118,989,000.00	2,500,000.00		116,489,000.00	2,500,000.00						2,500,000.00
2009	116,489,000.00	2,500,000.00		113,989,000.00			2,500,000.00				2,500,000.00
2010	113,989,000.00	—	23,989,000.00	90,000,000.00					23,989,000.00		23,989,000.00
2011	90,000,000.00	5,000,000.00		85,000,000.00		5,000,000.00					5,000,000.00
2012	85,000,000.00	5,500,000.00		79,500,000.00			5,500,000.00				5,500,000.00
2013	79,500,000.00	6,050,000.00		73,450,000.00						6,050,000.00	6,050,000.00
2014	73,450,000.00	6,655,000.00		66,795,000.00	6,655,000.00						6,655,000.00
2015	66,795,000.00	7,320,500.00		59,474,500.00			7,320,500.00				7,320,500.00
2016	59,474,500.00	8,052,550.00		51,421,950.00	8,052,550.00						8,052,550.00
2017	51,421,950.00	8,857,805.00		42,564,145.00					8,857,805.00		8,857,805.00
2018	42,564,145.00	9,743,585.50		32,820,559.50			9,743,585.50				9,743,585.50
2019	32,820,559.50	10,717,944.05		22,102,615.45		10,717,944.05					10,717,944.05
2020	22,102,615.45	—	22,102,615.45	—	22,102,615.45						22,102,615.45

Total		83,897,384.55	98,644,943.89		41,810,165.45	20,717,944.05	27,564,085.50	—	32,846,805.00	6,050,000.00	128,989,000.00

In connection with the restructuring of the Class A Notes, NCB terminated a series of interest rate swap agreements totaling $50.0 million that converted a portion of the subordinated debt from a fixed rate of 5.85% to a floating rate based on LIBOR resulting in a net gain of $3.7 million.  The five year interest rate swap agreements were to expire in 2005.  There were no similar interest rate swap agreements outstanding at December 31, 2003.

At December 31, 2003 and 2002, the current balance of the subordinated debt was $129.0 million and $182.5 million, respectively. The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes and subordinated debt issued by NCB that by its terms is junior to the Class A Notes have first preference with respect to NCB’s assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes.

The Act also states that the amount of NCB borrowings which may be outstanding at any time shall not exceed 10 times the paid-in capital and surplus which, as defined by the Act, includes the subordinated debt.

18.                               JUNIOR SUBORDINATED DEBT

In December 2003, NCB sold $50.0 million of trust preferred securities through a statutory business trust, NCB Capital Trust I (“Trust”).  NCB owns all of the common securities of this Delaware trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by NCB.  The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of NCB, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NCB.

On December 10, 2003, the FASB issued FASB Interpretation No 46R (“FIN 46R”), which revised FIN 46.  FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Due to the adoption of FIN 46R NCB will not be consolidating its investment in the Trust.

The following is a schedule of outstanding Junior Subordinated debt at December 31, 2003 (dollars in thousands):

Index	Rate	Maturity Date	Carrying Amount
3-month LIBOR	2.90%	7-Jan-34	$51,547

Debt issuance costs			(1,000)
			$50,547

19.                               COMMON STOCK AND MEMBERS’ EQUITY

NCB’s common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.

The following relates to common stock at December 31, 2003 and 2002 :

	2003			2002
	Class B	Class C	Class D	Class B	Class C	Class D
Par value per share	$100	$100	$100	$100	$100	$100
Shares authorized	1,500,000	300,000	100,000	1,400,000	300,000	100,000
Shares issued and outstanding	1,271,562	227,902	3	1,179,694	223,062	3

The changes in each class of common stock are described below:

	Class B	Class C	Class D	Total
Balance, December 31, 2000	$107,440,170	$22,017,993	$300	$129,458,463
2000 patronage dividends distributed in common stock	4,872,145	130,147	—	5,002,292
Cancellation and redemption of stock	(573,510)	(6,472)	—	(579,982)
Balance, December 31, 2001	111,738,805	22,141,668	300	133,880,773
2001 patronage dividends distributed in common stock	6,923,437	173,919	—	7,097,356
Cancellation and redemption of stock	(692,859)	(9,367)	—	(702,226)
Balance, December 31, 2002	117,969,383	22,306,220	300	140,275,903
2002 patronage dividends distributed in common stock	9,800,222	484,028	—	10,284,250
Cancellation and redemption of stock	(613,365)	—	—	(613,365)
Balance, December 31, 2003	$127,156,240	$22,790,248	$300	$149,946,788

Members’ equity includes the three classes of common stock, allocated and unallocated retained earnings, and accumulated other comprehensive income. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated for patronage dividend distribution.

20.                               REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB

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

NCB, FSB’s capital exceeded the minimum capital requirements at December 31, 2003 and 2002. The following table summarizes NCB, FSB’s capital at December 31, 2003 and 2002:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Tangible Capital (to tangible assets)	$59,791,000	9.02%	$9,947,355	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	62,578,000	13.05%	38,360,872	8.00%	$47,951,090	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	59,592,000	12.43%	N/A	N/A	28,770,654	6.00%
Core Capital (to adjusted tangible assets)	59,791,000	9.02%	26,526,280	4.00%	33,157,850	5.00%

As of December 31, 2002:
Tangible Capital (to tangible assets)	$44,161,000	10.10%	$6,563,565	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	46,145,000	10.90%	33,903,680	8.00%	$42,379,600	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	44,161,000	10.40%	N/A	N/A	25,427,760	6.00%
Core Capital (to adjusted tangible assets)	44,161,000	10.10%	17,502,830	4.00%	21,875,550	5.00%

The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At December 31, 2003, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

21.                               EMPLOYEE BENEFITS

Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 2003, 2002, and 2001 was $0.7 million, $0.6 million, and $0.6 million, respectively.

NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant’s salary. Contributions and expense for 2003, 2002, and 2001 were $0.8 million, $0.5 million and $0.5 million, respectively.

Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan’s terms were revised by the Board of Directors effective January 1, 1999 and revised again effective January 1, 2002.  NCB expensed $1.3 million, $1.9 million, and $0.5 million for the Plan in 2003, 2002, and 2001, respectively.

22.                               INCOME TAXES

Each year under the Act, NCB must declare tax deductible patronage refunds in the form of cash, stock, or allocated surplus which effectively reduce NCB’s federal income tax liability.  In 2004, NCB is required to make patronage dividend payouts of approximately $28.2 million.  The anticipated cash portion of the 2003 patronage dividend is included in patronage dividends payable at December 31, 2003.  The anticipated stock portion of the patronage dividend of 2003 earnings to be distributed has been added to allocated retained earnings at December 31, 2003.  Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

The provision for income tax expense for the years ended December 31, consists of the following:

	2003	2002	2001
Current tax expense
Federal	$823,983	$1,353,472	$1,821,308
State and local	1,979,192	459,677	3,600

Total current	2,803,175	1,813,149	1,824,908

Deferred tax benefit federal and state	(353,539)	(20,984)	(116,318)

Provision for income tax expense	$2,449,636	$1,792,165	$1,708,590

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31:

	2003	2002	2001

Statutory U.S. tax rate	$10,502,279	$7,499,143	$5,906,320
Patronage dividends	(9,756,514)	(6,192,403)	(4,283,880)
State and local taxes	1,979,192	459,677	3,600
Other	(275,321)	25,748	82,550

Provision for income tax expense	$2,449,636	$1,792,165	$1,708,590

Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 2003 and 2002:

	2003	2002
Allowance for loan losses	$720,750	$458,891
Mark to market adjustments	211,589	—
Deferred commitment fees	155,031	—
Other	6,036	62,000

Gross deferred tax assets	1,093,406	520,891

Mortgage servicing rights	(110,520)	—
Federal Home Loan Bank stock dividends	(387,246)	(282,928)
Depreciation	(53,826)	(49,689)
Gross deferred tax liabilities	(551,592)	(332,617)

Net deferred tax asset	$541,814	$188,274

Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB’s history of earnings and management’s expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

23.                               INCOME AVAILABLE FOR DIVIDENDS ON STOCK

Under existing senior debt agreements, the aggregate amount of cash dividends on Class C or Class D stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB’s consolidated adjusted net income accumulation (or minus 100% of NCB’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB’s taxable income for such calendar year.  At December 31, 2003, the aggregate income available for dividends on stock was approximately $91.9 million and the aggregate cash dividends paid was approximately $54.6 million.

Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes.  Those rates for 2003, 2002, and 2001 are 3.65%, 4.41% and 5.28%, respectively. Consequently, the amounts available for payment on the Class C stock for 2003, 2002, and 2001 are $0.8 million, $1.0 million, and $1.2 million, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

24.                               FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

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

NCB’s exposure to credit loss in the event of nonperformance by the other parties to the commitments to extend credit and standby letters of credit issued is represented by the contract or notional amounts of those instruments. NCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swap transactions, forward commitments, and financial futures contracts, the contract or notional amounts do not represent exposure to credit loss.

In the normal course of business, NCB makes loan commitments which are not reflected in the accompanying financial statements. The commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  NCB evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies but may include accounts receivable; inventory; property, plant and equipment; and residential and income-producing commercial properties.

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

Issuance fees associated with the standby letters of credit range from 0.88% to 2.25% of the commitment amount.  The standby letters of credit mature throughout 2003 to 2007.

The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):

	Contract or Commitment Amounts		Estimated Fair Value
	2003	2002	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$485,753	$432,467	$2,429	$2,162
Standby letters of credit	$248,118	$185,287	$10,024	$8,159

At December 31, 2003, in accordance with FIN 45, a liability of $5.0 million was recorded in Other liabilities in the Consolidated Balance Sheet representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002.  At December 31, 2003, 82.2% of NCB’s standby letters of credit were concentrated in the healthcare industry compared to 92.1% at December 31, 2002.

Many of the commitments may expire without being drawn upon.  Such commitments are issued only upon careful evaluation of the financial condition of the customer.

Derivative Financial Instruments Held or Issued for Purposes Other Than Trading

NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its exposure to fluctuations in interest rates. These instruments include interest rate swaps, financial futures contracts, and forward loan sales commitments. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate risk.

NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to hedge against changes in the fair value of fixed rate warehouse loans and debt due to changes in benchmark interest rates.

Results related to the hedging of warehouse loans are summarized below and included in the caption entitled “Gain On Sale of Loans” in the accompanying consolidated statements of income for the years ended December 31 (dollars in thousands):

	2003	2002

Unrealized gain (loss) on designated derivatives recognized	9,035	(10,430)

(Decrease) increase in value of warehouse loans	(6,356)	8,169

Decrease (increase) in value of investment securities held-for sale	$(2,995)	$2,263

Net hedge ineffectiveness	(316)	2

Unrealized gain on undesignated loan commitments recognized	$1,080	$2,541

Loss on undesignated derivatives recognized	(1,815)	(2,744)

Net loss on undesignated derivatives	(735)	(203)

Unrealized gain (loss) on non-hedging derivatives	514	(1,585)

Net SFAS 133 adjustment	$(537)	$(1,786)

Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $3.6 million at December 31, 2003 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

Forward loan sales commitments lock in the prices at which single-family residential loans and co-operative share loans will be sold to investors.  Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans.  Forward loan sale commitments are also used to hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and co-operative share loans.  Some of these rate lock commitments will ultimately expire without being completed.  To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the NCB to variability in their fair value due to changes in interest rates.  To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments.  Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at December 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2003	2002	2003	2002
Financial instruments whose contract amounts exceed the amount of credit risk
Financial futures contracts	$17,100	$44,700	$(40)	$(1,054)
Interest rate swap agreements	$394,658	$326,665	$1,647	$(698)
Forward sales commitments	$10,757	$24,849	$180	$396

25.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resultant fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

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

Loans Receivable - The fair value of loans are estimated by using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality, loans for which there is a commitment to sell are valued of the committed price.

Loans held for sale and rate lock commitments to extend credit - The fair values are based on commitments on hand from investors or prevailing market prices.

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

Junior subordinated debt - The carrying amount is deemed to approximate fair value due to the December 17, 2003 issuance date.

Interest rate swap agreements - The fair value of interest rate swaps is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Financial futures and forward contracts - The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2003 and 2002.  The fair value of forward commitments is based on current market prices for similar contracts.

Undrawn Commitments to extend credit, standby letters of credit, and financial guarantees written - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the customers at the reporting date.

Accrued interest receivable and accrued interest payable - The carrying value of accrued interest payable is deemed to approximate fair value.

The estimated fair values of NCB’s financial instruments as of December 31, 2003 and 2002 are as follows (dollars in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$54,973	$54,973	$71,962	$71,962
Restricted cash	9,025	9,025	4,849	4,849
Investment securities
Available-for-sale	153,987	153,987	107,942	107,942
Held-to-maturity	712	712	3,605	4,787
Interest-only receivables	35,252	39,249	28,480	34,192
Servicing assets	2,458	2,458	2,009	2,009
Loans held for sale	238,564	241,523	258,221	273,479
Loans and lease financing	890,105	897,571	751,829	774,352
Interest rate swap agreements	1,647	1,647	(698)	(698)
Financial futures	(40)	(40)	(1,054)	(1,054)
Forward sale commitments	180	180	396	396
Accrued interest receivable	5,354	5,354	4,788	4,788

Financial Liabilities:
Deposits	487,221	483,153	368,965	360,854
Short-term and other borrowings	249,951	249,951	220,992	220,992
Long-term debt	226,712	234,790	222,514	230,506
Subordinated debt	128,000	127,595	188,096	198,213
Junior Subordinated debt	50,547	50,547	—	—
Accrued interest payable	4,234	4,234	4,992	4,992
Standby letters of credit	5,040	5,040	—	—

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	—	2,381		2,162
Standby letters of credit		4,984	—	8,159

26.                               SEGMENT REPORTING

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

The following is the segment reporting for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

2003	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$27,294	$12,219	$16,601	$9,945	$2,252	$68,311
Interest expense	16,168	5,468	10,959	5,326	360	38,281
Net interest income	11,126	6,751	5,642	4,619	1,892	30,030

Provision for loan losses	750	250	—	1,535	—	2,535

Non-interest income-external	10,344	3,549	35,132	4,371	3,389	56,785

Non-interest expense
Direct expense	10,467	7,562	1,671	5,375	16,349	41,424
Overhead and support	3,256	1,357	1,761	1,213	—	7,587
Total non-interest expense	13,723	8,919	3,432	6,588	16,349	49,011

Income (loss) before taxes	$6,997	$1,131	$37,342	$867	$(11,068)	$35,269

Total average assets	$473,551	$197,394	$256,105	$176,367	$189,498	$1,292,915

2002	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$33,289	$13,624	$13,209	$10,997	$2,165	$73,284
Interest expense	18,280	5,728	6,822	8,140	3,073	42,043
Net interest income	15,009	7,896	6,387	2,857	(908)	31,241

Provision for loan losses	210	453	—	620	—	1,283

Non-interest income-external	5,623	1,691	22,623	4,783	210	34,930

Non-interest expense
Direct expense	9,218	4,478	3,710	2,976	19,433	39,815
Overhead and support	2,178	1,367	440	1,808	—	5,793
Total non-interest expense	11,396	5,845	4,150	4,784	19,433	45,608

Income (loss) before taxes	$9,026	$3,289	$24,860	$2,236	$(20,131)	$19,280

Total average assets	$510,373	$202,724	$221,453	$160,638	$110,245	$1,205,433

2001	Commercial Lending	Real Estate Lending	Warehouse Lending	Retail and Consumer Lending	Other	NCB Consolidated
Net interest income
Interest income	$40,136	$13,810	$7,021	$12,686	$11,680	$85,333
Interest expense	25,225	8,632	5,634	8,095	3,550	51,136
Net interest income	14,911	5,178	1,387	4,591	8,130	34,197

Provision for loan losses	2,090	660	—	312	—	3,062

Non-interest income-external	4,055	4,041	9,052	2,502	1,994	21,644

Non-interest expense
Direct expense	8,179	4,733	1,439	2,718	16,949	34,018
Overhead and support	1,827	1,103	264	1,332	—	4,526
Total non-interest expense	10,006	5,836	1,703	4,050	16,949	38,544

Income (loss) before taxes	$6,870	$2,723	$8,736	$2,731	$(6,825)	$14,235

Total average assets	$586,800	$181,357	$93,786	$219,476	$47,541	$1,128,960

27. LOAN SALES AND SECURITIZATIONS

NCB sells and services commercial loans and commercial and residential real estate loans.  Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

During 2003, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions.  In 2003, the proceeds from NCB’s mortgage securitization transactions were $636.8 million and resulted in retained interests of $32.9 million.  The proceeds from NCB’s 2002 sales of receivables in securitized mortgage loans were $517.8 million and generated a total of $17.4 million in retained interests.

NCB received annual servicing fees of approximately 0.08 percent per annum to service loans totaling $3.3 billion in 2003 and $2.9 billion in 2002.

The following table reflects the cash flows received from securitized trusts at December 31, (dollars in thousands):

	2003	2002

Net proceeds from new securitization	$636,817	$517,766
Servicing fees received	$2,430	$2,184
Cash flows received on interest-only receivables	$12,780	$9,369

Retained interest due to securitization activity is comprised of the following at December 31,

(dollars in thousands):

	2003	2002

Certificated interest-only receivables	$36,472	$20,965
Non-certificated interest-only receivables	$39,249	$34,192

The amounts below reflect the sensitivity of the fair value of interest-only receivables to 100, 200 and 300 basis points adverse conditions at December 31, 2003 (dollars in thousands):

Impact of 100 basis points adverse change	$(2,837)
Impact of 200 basis points adverse change	$(5,509)
Impact of 300 basis points adverse change	$(8,027)

28. SUBSEQUENT EVENTS

On January 30, 2004, NCB sold $78.5 million in Fannie Mae mortgage-backed securities (MBS).  Of the amount sold, $15.5 million and $63.0 million securities had been obtained in swaps of loans for MBS in July 2003 and December 2003, respectively.  The sale of the securities generated a net gain of $3.3 million.

On February 1, 2004, NCB sold certain assets of NCB’s Franchise Services Inc., to a former employee of NCB.  The assets, including the trade name of Frandata, were sold for $0.2 million which approximates book value.

On February 2, 2004, NCB sold $2.5 million in Fannie Mae mortgage-backed securities (MBS).  The securities had been obtained in a swap of loans for MBS in December 2003.  The sale of the securities generated a net gain of $0.1 million.

On February 17, 2004, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  At the time of the bankruptcy filing the company was indebted to the Bank in the amount of $9.4 million.  As a result of the filing the loan was placed in non-accrual status.  On February 27, 2004 the Bank charged $1.9 million to the allowance for loan losses.  The remaining outstanding balance of $7.5 million is in non-accrual status.  The loan is unsecured, as were all creditors at the time of the bankruptcy filing.

29.  LEGAL PROCEEDINGS

NCB is involved in various litigation arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NCB’s consolidated financial position, results of operations, or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company’s reports under the Exchange Act.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect those internal controls subsequent to December 31, 2003.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of NCB and the positions held by each are as follows:

	Position	Year First Appointed	End of Term	Age

Michael J. Mercer	Chairman of the Board of Directors and Director	1998	2004	50

Charles E. Snyder	President and Chief Executive Officer	1983	—	50

William F. Casey, Jr.	Director	2002	2005	59

Irma Cota	Director	2003	2004	50

Rafael Cuellar	Director	2002	2005	34

Grady B. Hedgespeth	Director	2003	2006	48

Dean Janeway	Director	2001	2004	59

H. Jeffrey Leonard	Director	2002	2005	49

Rosemary Mahoney	Director	2003	2006	43

Stephanie McHenry	Director	2001	2004	41

Richard A. Parkinson	Director	2003	2006	54

Alfred A. Plamann	Director	2003	2006	61

Andrew Reicher	Director	2003	2006	52

Stuart M. Saft	Vice Chairman of the Board of Directors and Director	1999	2005	56

Michael D. Scott	Director	2002	2005	40

Walden Swanson	Director	2002	2005	53

	Position	Year First Appointed	End of Term	Age

Steven A. Brookner	Managing Director
	Chief Executive Officer,
	NCB, FSB
	President and Director,
	NCB 1, Inc.	1997	—	41

Charles H. Hackman	Managing Director, Chief
	Credit Officer
	President, NCB Capital
	Corporation, NCB Financial
	Corporation	1984	—	59

Mark W. Hiltz	Managing Director, Chief
	Risk Officer	1982	—	56

Richard L. Reed	Managing Director, Chief
	Financial Officer
	Treasurer, NCB Capital
	Corporation; NCB Retail
	Finance Corporation; NCB
	Financial Advisors, Inc.;
	NCB NetPlatform, Inc. and
	NCB Franchise Services,
	Inc.	1985	—	45

Thomas C. Schoettle	President, NCB, FSB	1997	—	48

Patrick Connealy	Managing Director, Corporate
	Banking Group.	1986	—	47

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

William F. Casey, Jr., is the President of the Co-operative Central Bank and of the Co-operative Bank Investment Fund since April 2000. At the Co-operative Central Bank, he also held the positions of Executive Vice President and Treasurer for 14 years and Financial Vice President for 6 years.

Irma Cota is a Chief Executive Officer of North County Health, formerly President of California Primary Care Association and immediate past President of the San Diego Council of Community Clinics.  Ms. Cota holds a masters degree in public health from San Diego State University.  Having over 28 years of experience specializing in health/medical, Ms. Cota has extensive experience in working with non-profit boards of directors, currently serving on the Alliance Health Care Foundation Board.

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

Grady Hedgespeth is Chief Financial Officer of Seedco. Prior to that he was President and Executive Director of ICA Group, a national nonprofit economic development intermediary in Brookline, MA. Prior to his position at ICA, Mr. Hedgespeth designed and established BankBoston Development Company (now Fleet Development Ventures), the nation’s first bank-owned urban investment bank.

Dean Janeway has been President and Chief Operating Officer of Wakefern Food Corp. in Elizabeth, NJ since 1995.  Previously, he was Executive Vice President of Wakefern for five years and held various Vice President positions in Merchandising, Dari-Deli and Frozen Food at Wakefern. He has served since 1992 on the Board of Directors of the National Grocers Association and was elected Chairman in 1997.

H. Jeffrey Leonard has been President and founding shareholder and Director of GEF Management Corporation since 1989. He is also the President of Global Environment Fund since 1989 and is the Chairman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.

Rosemary Mahoney is the Board chair and consultant of MainStreet Cooperative Group, LLC.  Ms. Mahoney is a Director of the National Cooperative Business Association.

Stephanie McHenry is President and Chief Operating Officer of ShoreBank in Cleveland, OH, formerly director of Minority Business Development of Greater Cleveland Growth Association and Executive Director of Northern Ohio Minority Business Council since 1998.  She is also chair of NCB Development Corporation.

Richard A. Parkinson is the President and Chief Executive Officer of Associated Food Stores, Inc., in Salt Lake City, Utah.  Mr. Parkinson also served as a member of the executive committee of the Board at Associated Food Stores.

Alfred A. Plamann is the President and Chief Executive Officer of Unified Western Grocers, formerly known as Certified Grocers of California, Ltd. in Commerce, CA.  He was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993.  He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the Board of Directors of several of the Unified’s subsidiaries.  Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer’s Association (CGA), and has been a member of the Industry Relations Committee of the Food Marketing Institute (FMI).

Andrew Reicher is the executive director of the Urban Homesteading Assistance Board, Inc. (UHAB) where he has served for nearly 25 years. UHAB supports affordable housing and community development in New York City.

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

Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and a Managing Director at NCB responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998, he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a partner of Hamilton Securities Group for one year and Co-Founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.

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

Thomas C. Shoettle was named President and Chief Executive Officer of NCB Savings Bank, FSB, now named NCB, FSB in 1997 and is currently President.  He was the Executive Vice President of the Savings Bank from 1995 to 1996. Previously, he served for eight years as Vice President, Commercial and Residential Lending and Regional Manager with Merchants National Bank and for three years as Manager, Special Assets with Farm Credit System.

Patrick N. Connealy is a Managing Director and the head of the Corporate Banking Group for the National Cooperative Bank (NCB). Prior to joining NCB in 1986, he worked as a supervisory officer with the Farm Credit Administration in Washington, DC, and as assistant vice president and loan officer for the Farm Credit Bank of Omaha.

Non-Incumbent Nominees for Directorships

Allan J. Baum

William Hampel

Vernon Oakes

Paul Solomon

Allan J. Baum is president of Weathervane Development Corporation since 1987 and formerly a Managing Director of Credit Suisse First of Boston, retiring January 2002. Mr. Baum holds a bachelors degree from Dartmouth College and a MBA from Columbia University’s Graduate School of Business. He has 18 years in public finance and real estate investment banking.  Mr. Baum is currently Director of NCB Development Corporation and has participated in NCB’s Mission Banking planning.

William F. Hampel is Senior Vice President for Research and Policy Analysis and Chief Economist of Credit Union National Association for the past 25 years.  Mr. Hampel holds a Bachelor of Arts in Economics from University of Dallas and a Ph.D. in Economics from Iowa State University.  Mr. Hampel is also a member of CUNA’s regulatory and legislative advocacy team.

Vernon Oakes is the owner of Oakes Management, Inc. in Washington, DC. Mr. Oakes represented East Capitol Gardens as an agent and 801 P Street, New Hope Cooperative, and was formerly coordinator of the Master of Business Administration Department of Howard University.   Mr. Oakes holds a bachelor’s degree in mathematics and chemistry from Bluefield State College and a master’s degree in mathematics from Penn State University, and a master’s degree in finance and marketing from Stanford University.

Paul Solomon is a director of national programs and formerly a Manager of Strategic Financial Analysis for The Home Depot.  Mr. Solomon was appointed to the National Association of Housing Cooperatives (NAHC) in 2003 as Vice President of the Southeast Association of Housing Coops. He has been President of Share Credit Corp. since 2003 and has served on Co-op Board of Lavista Cooperative since 1999.  Mr. Solomon holds a B.S., cum laude, Accounting and Business, and Minor Economics from Centenary College of Louisiana.

COMPOSITION OF BOARD OF DIRECTORS

The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms.  An officer of NCB may not also serve as a director.  The President of the United States is authorized to appoint three directors with the advice and consent of the Senate.  Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Rafael E. Cuellar is the Presidential appointee from among proprietors of small business concerns. Michael D. Scott is the Presidential appointee from among the officers of U.S. agencies and departments. Alfred A. Plamann is the Presidential appointee from among persons representing low-income cooperatives.

The holders of Class B and Class C stock elect the remaining 12 directors. Under the bylaws of NCB, each stockholder-elected director must have at least three years experience as a director or senior officer of the class of cooperatives that he or she represents.  The five classes of cooperatives are: (a) housing, (b) consumer goods, (c) low-income cooperatives, (d) consumer services, and (e) all other eligible cooperatives.  At all times each class must have at least one, but not more than three, directors representing it on the Board.

Only holders of NCB’s Class B and Class C stock have voting rights, and they vote as one class under the terms of the weighted voting system adopted by NCB to comply with the Act.  The NCB by-laws and election rules policy provide that (1) each stockholder of record who is also a borrower from NCB (a “borrower-stockholder”) is entitled to five votes, (2) each borrower-stockholder is entitled to additional votes, up to a total of 120, based on a formula measuring the proportion that such borrower-stockholder’s patronage with NCB bears to the total patronage during a period of time fixed by the election rules, and (3) each stockholder who is not a borrower from NCB shall receive one vote, and non-borrower stockholders as a class shall receive at least 10% of the votes allocated.

The by-laws and election rules further provide that, notwithstanding any allocations of votes which would otherwise result from the foregoing rules (1) no stockholder shall be entitled to more than 5% of the total voting control held by all stockholders, (2) the total votes allocated to any class of cooperatives shall not exceed 45% of the total, and (3) no stockholder which is a “developing cooperative” shall be entitled to more than five votes.  A developing cooperative is defined as a cooperative that is in a developmental or fledgling state of operation and that does not have members who are ultimate consumers or primary consumers.

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

NCB may refuse to honor any stockholder’s voting rights, except to the extent of one vote, if the stockholder is more than 90 days late on any payment to NCB at the time such rights would otherwise be exercised.

COMMITTEES OF THE BOARD

The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations.  In this regard, the Board has established a number of committees, such as Audit/Risk Management, Mission Banking/Low Income, Executive/Compensation, Nominating and Strategic Planning Committees.

The Audit/Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliates are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies.

The members of the committee are Stuart M. Saft, Stephanie McHenry, William Casey, Jr., Chair, Michael D. Scott, Dean Janeway and Richard Parkinson. The Board of Directors has determined that William Casey, Jr, is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 401(h) under Regulation S-K).

The Mission Banking/Low Income Committee is responsible for evaluating NCB’s best efforts to achieve 35% of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities.  The Committee is also responsible for collaborating with NCB Development Corporation to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCBDC, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are H. Jeffrey Leonard, (Chair), Walden Swanson, Rafael E. Cuellar, Irma Cota, Grady Hedgespeth, Rosemary Mahoney, Alfred Plamann and Andrew Reicher.

The Executive/Compensation Committee exercises all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends for board approval the consolidated annual budget.  The Committee is also responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of NCB, internal equity considerations, competitive practice and the requirements of appropriate regulatory agencies. The Committee shall also communicate to the members the compensation policies and the reasoning behind such policies. The members of the committee are Michael J. Mercer (Chair), Stuart Saft, William F. Casey, Jr., H. Jeffrey Leonard and Stephanie McHenry.

The Nominating Committee annually oversees the election for NCB directors.  The committee also periodically drafts election rules on behalf of the Board of Directors.  The members of the committee are Walden Swanson, Chair and all members not running for election.

The Strategic Planning Committee monitors and reviews all NCB related entities’ planning activities delegated to them by the Board. The members of the committee are Stuart Saft, Chair and the full Board of Directors.

CODE OF ETHICS

NCB has adopted a code of ethics that applies to NCB’s principal executive officer, principal financial officer and principal accounting officer.  A copy of the code is filed as an exhibit to this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF THE OFFICERS

The following table sets forth the compensation during the last three fiscal years of NCB’s Chief Executive Officer and its four other most highly compensated executive officers.

	Year	Annual	Compensation	Long-term Incentive Plan	All Other Compensation*
		Salary	Bonus
Name and Principal
Charles E. Snyder	2003	$438,048	$219,300	—	$205,738
President & CEO	2002	419,555	210,000	$258,169	28,478
	2001	400,000	107,800	—	26,060

Steven Brookner	2003	$258,495	$210,500	—	$116,760
Managing Director	2002	239,069	102,000	$67,858	20,620
	2001	201,500	129,707	—	15,665

Kathleen Luzik	2003	$196,428	$145,000	—	$20,825
Managing Director	2002	172,900	73,483	$51,178	18,515
	2001	154,165	72,200	—	16,242

Charles H. Hackman	2003	$238,433	$101,660	—	$25,660
Managing Director,	2002	230,580	97,750	$110,271	25,620
Chief Credit Officer	2001	218,571	66,400	—	25,147

Richard L. Reed	2003	$210,962	$119,947	—	$25,660
Managing Director,	2002	201,582	86,488	$95,908	24,620
Chief Financial Officer	2001	193,283	52,900	—	23,663

* The “All Other Compensation” reported for 2003 consists of NCB’s contributions to the defined contribution retirement plan accounts of the named officers. Also included within this category for Mr. Snyder and Mr. Brookner are $183,930 and $98,000 respective premiums for life insurance policies. NCB’s matching contributions to the 401 (k) plan accounts of the named officers, and NCB’s payments of insurance premiums for the named officers are as follows:

	Retirement Plan Contribution	Matching 401(k) Contribution	Insurance Premiums

Mr. Snyder	$12,000	$8,148	$1,660
Ms. Luzik	11,786	7,379	1,660
Mr. Hackman	12,000	12,000	1,660
Mr. Brookner	12,000	5,100	1,660
Mr. Reed	12,000	12,000	1,660

EMPLOYMENT-RELATED CONTRACT

NCB has entered into a severance agreement with Charles E. Snyder, President and CEO. Under the Agreement, in the event of a termination of Mr. Snyder’s employment as President of NCB for any reason other than termination for cause or voluntary resignation, NCB will provide to Mr. Snyder a severance benefit, which is generally for an 18-month period at a rate equal to his salary (including deferred compensation) in effect at the time of termination of employment (or in certain circumstances his salary 60 days prior to notice). In addition, for the first six months, he will be entitled to certain other benefits. The agreement provides for a resignation allowance in the amount of one year’s salary payable over three years after voluntary resignation. The agreement includes other terms and conditions, including non-competition provisions and reductions under certain circumstances.

COMPENSATION OF THE BOARD

Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now “Senior Executive Service”) which amounted in 2003 to $548.08 a day, and (2) travel expenses.  Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $10,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts.  Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT

Stock Ownership of Certain Stockholders and Management

Three of NCB’s stockholders own in excess of 5% of the outstanding shares of NCB’s Class B or Class C stock. The shareholders purchased a portion of this stock in connection with sizable loans made by NCB to them and received a portion of the stock as patronage dividends from NCB.  NCB’s voting policy, however, does not allocate voting rights solely based on the number of shares of Class B or Class C stock held and prohibits any one stockholder from being allocated more than five percent of the votes allocated in connection with any stockholder action.

The following table shows those cooperatives that owned more than 5 percent of NCB’s Class B or Class C stock as of December 31, 2003.

	Class B Stock		Class C Stock
Name and Address of Shareholders	Shares	Percent of Class	Shares	Percent of Class
The Co-operative Central Bank	30,500.00	2.40%	28,648.93	12.57%
75 Park Plaza
Boston, MA 02116

Greenbelt Homes, Inc.	14,440.40	1.14%	29,516.43	12.98%
Hamilton Place
Greenbelt, MD 20770

Group Health, Inc. (1)	13,918.53	1.09%	14,249.60	6.25%
2829 University Avenue S.E.
Minneapolis, MN 55414

(1)           Included in the above are 5,160.56 shares and 2,769.48 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan that is affiliated with GHI.

Because the Act restricts ownership of NCB’s Class B and Class C stock to eligible cooperatives, NCB’s officers and directors do not own any Class B or Class C stock, although cooperatives with which they are affiliated may own such stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

In the ordinary course of business, NCB has made loans at prevailing interest rates and terms to directors and executive officers of NCB and to certain entities to which these individuals are related. At December 31, 2003 and 2002, loans to executive officers and directors of our company and its affiliates, including loans to their associates, totaled $126.0 million and $136.8 million, respectively.  During 2003, loan additions were $36.6 million and loan repayments were $47.4 million.  There were no related party loans that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 2003 or December 31, 2002.

NCB has a $6.0 million committed line of credit facility and a $7.5 million bid line with The Co-operative Central Bank of which Mr. Casey is the President and Chief Executive Officer. There was no outstanding balance at December 31, 2003.

NCB has loans to members of Wakefern Food Corp. Wakefern guarantees some of these loans. Dean Janeway is President and CEO of Wakefern.  The loans were for store renovation, equipment, real estate, inventory, and working capital.  Some of these loans have been sold in the capital markets.

NCB has entered into agreements with Grocers Capital Company (GCC) and United Resources, Inc. (URI), finance subsidiaries of United Western Grocers (UWG) of which Mr. Plamann is President and Chief Executive officer, to purchase member loans originated by GCC and URI. NCB also provides a line of credit to GCC. In 2000, NCB agreed to modify its financing arrangements with GCC and URI. Finally, GCC and UWG provide guarantees on several loans to members of UWG, some of which have been sold and are not reflected on NCB’s books.

NCB has lease financing to National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, is a Board Member.  The lease financing is for business furniture and equipment. Also available is a $0.4 million working capital line of credit.

H. Jeffrey Leonard is President of GEF Management Corporation.  NCB has made an ESOP loan to GEF.

NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm’s length transaction.  NCB had determined that these loans were: made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present unfavorable features; made in accordance with NCB’s lending policies, and regulatory requirements; properly approved; and evaluated for disclosure in the financial statements.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

NCB has paid or expects to pay the following fees to KPMG LLP for work performed in 2003 and 2002:

	2003	2002
	(Amount in thousands)

Audit Fees	$333	$287
Audit-related fees	—	—
Tax fees	—	—
All Other fees	—	—

Audit fees include fees for services that normally would be provided by the accountant in connection with the statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance related services that are traditionally performed by the independent accountant, such as: employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. Tax fees would relate to the review of corporate tax filings. No other fees have been incurred by NCB.

The audit committee has reviewed the fees paid to KPMG LLP and has considered whether the fees paid for non-audit services are compatible with maintaining the independence of KPMG. The Audit Committee has also adopted policies and procedures to approve audit and non-audit services provided in 2004 by KPMG in accordance with the Sarbanes-Oxley Act.  These policies and procedures involve annual pre-approval by the Audit Committee of the types of services to be provided by NCB’s independent auditor and fee limits for each type of service on both a per engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the Audit Committee for further pre-approval.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

AND REPORTS ON FORM 8-K

Financial Statements:

(a)(1) The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 2003, 2002, and 2001.

(a)(2)	Not applicable

(a)(3)	The following exhibits are filed as a part of this report.

Exhibit No.

(a)	3.1	National Consumer Cooperative Bank Act, as amended through 1981

(c)	3.2	1989 Amendment to National Consumer Cooperative Bank Act

(t)	3.3	Bylaws of NCB

(t)	4.1	Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

(h)	4.11	Form of Indenture for Debt Securities

(i)	4.12	Form of Fixed Rate Medium-term Note

(j)	4.13	Form of Floating Rate Medium-term Note

*(aa)	10.3	Deferred Compensation Agreement with Charles E. Snyder

*(aa)	10.4	Severance Agreement with Charles E. Snyder

(b)	10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Development Corporation)

(l)	10.8	Master Shelf Agreement with Prudential Insurance Co. of America et al. (June 1997)

(o)	10.12	Lease on Headquarters of NCB

*(aa)	10.13	NCB Executive Long-Term Incentive Plan Approved 7/28/03

(m)	10.23	Note Purchase Agreement with Prudential Insurance Company of America (Dec. 1999)

(n)	10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential (Dec. 2001)

(p)	10.31	Split Dollar Agreement with Chief Executive Officer

(q)	10.32	Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent

*(aa)	10.33	NCB Executive Short-Term Incentive Plan for 2004

(t)	10.34	$50 million Note Purchase Agreement

(u)	10.35	First Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent

(v)	10.36	Second Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent

(w)	10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003

(aa)	10.38	First Amendment to Master Shelf Agreement with Prudential dated December 28, 1999

(aa)	10.39	Amendment No. 3 to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent dated December 5, 2003

(aa)	10.40	First Amendment to Note Purchase Agreement dated December 15, 2003

(aa)	10.41	Second Amendment to Master Shelf Agreement with Prudential dated December 9, 2003

(aa)	10.42	First Amendment to Note Purchase Agreement with Prudential dated December 9, 2003

(aa)	10.43	First Amendment to Note Purchase and Uncommitted Master Shelf Agreement with Prudential dated December 9, 2003

(aa)	10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003

(aa)	10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003

(aa)	10.46	Guarantee Agreement dated December 17, 2003

*(aa)	10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003.

(aa)	10.48	Blanket Agreement for Advances with Federal Home Loan Bank Board of Cincinnati

(aa)	10.49	Commercial Real Estate Addendum to Blanket Agreement for Advances with Federal Home Loan Bank Board of Cincinnati

(u)	13	2002 Annual Report

(bb)	21.1	List of Subsidiaries and Affiliates of the NCB

(aa)	23.1	Consent of KPMG LLP

(aa)	23.2	Explanation concerning absence of current Written Consent of ARTHUR ANDERSEN LLP

(t)	24.1	Power of Attorney by Dean Janeway

(k)	24.8	Power of Attorney by Michael J. Mercer

(n)	24.11	Power of Attorney by Stephanie McHenry

(f)	24.12	Power of Attorney by Stuart M. Saft

(t)	24.14	Power of Attorney by Walden Swanson

(t)	24.15	Power of Attorney by Michael D. Scott

(t)	24.16	Power of Attorney by Rafael E. Cuellar

(t)	24.17	Power of Attorney by William F. Casey, Jr.

(t)	24.18	Power of Attorney by H. Jeffery Leonard

(aa)	24.19	Power of Attorney by Irma Cota

(aa)	24.20	Power of Attorney by Grady B. Hedgespeth

(aa)	24.21	Power of Attorney by Rosemary Mahoney

(aa)	24.22	Power of Attorney by Richard A. Parkinson

(aa)	24.23	Power of Attorney by Alfred A. Plamann

(aa)	24.24	Power of Attorney by Andrew Reicher

(aa)	31.1	Rule 15d-14(a) Certifications

(aa)	31.2	Rule 15d-14(a) Certifications

(aa)	32	Section 1350 Certifications

(aa)	99.1	Registrant’s 2004 Election Materials

*                                         Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(aa)	Filed herewith

(bb)	Included in Part I of this report on Form 10-K.

**********

(b)                                 The registrant filed the following reports on Form 8-K during the last quarter of 2003:

Date of Report	Items Reported	Financial Statements Included

11/12/2003	Item 9 (Reg FD Disclosure)	None
12/23/2003	Item 9 (Reg FD Disclosure)	None

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

DATE:	March 30, 2004	BY	/s/ Charles E. Snyder
Charles E. Snyder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

*/s/Michael J. Mercer	Chairman of Board	03/30/04
Michael J. Mercer	of Directors and Director

/s/Richard L. Reed	Managing Director	03/30/04
Richard L. Reed	Principal Financial Officer

/s/E. Michael Ramberg	Vice President, Principal	03/30/04
E. Michael Ramberg	Accounting Officer

*/s/William F. Casey	Director	03/30/04
William F. Casey

*/s/Irma Cota	Director	03/30/04
Irma Cota

* /s/Ralph E. Cuellar	Director	03/30/04
Rafael Cuellar

* /s/Grady B. Hedgespeth	Director	03/30/04
Grady B. Hedgespeth

* /s/Dean Janeway	Director	03/30/04
Dean Janeway

* /s/H. Jeffrey Leonard	Director	03/30/04
H. Jeffrey Leonard

	* /s/Rosemary Mahoney	Director	3/30/04
Rosemary Mahoney

	* /s/Stephanie McHenry	Director	3/30/04
Stephanie McHenry

	* /s/Richard A. Parkinson	Director	3/30/04
Richard A. Parkinson

	* /s/Alfred A. Plamann	Director	3/30/04
Alfred A. Plamann

	* /s/Andrew Reicher	Director	3/30/04
Andrew Reicher

	* /s/Stuart M. Saft	Vice Chairman	3/30/04
	Stuart M. Saft	and Director

	* /s/Michael D. Scott	Director	3/30/04
Michael D. Scott

* /s/Walden Swanson		Director	3/30/04
Walden Swanson

* By	/s/Richard L. Reed
Richard L. Reed
(Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2004 annual meeting. The registrant has not yet distributed the 2003 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.

Exhibit Index

Ex. No.	Exhibit

10.3	Deferred Compensation Agreement with Charles Snyder

10.4	Severance Agreement with Charles Snyder

10.13	NCB Long-Term Incentive Plan Approved 7/28/03

10.33	NCB Executive Short-Term Incentive Plan for 2004

10.38	First Amendment to Master Shelf Agreement with Prudential dated December 28, 1999

10.39	Amendment No. 3 to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent dated December 5, 2003

10.40	First Amendment to Note Purchase Agreement dated December 15, 2003

10.41	Second Amendment to Master Shelf Agreement with Prudential dated December 9, 2003

10.42	First Amendment to Note Purchase Agreement with Prudential dated December 9, 2003

10.43	First Amendment to Note Purchase and Uncommitted Master Shelf Agreement with Prudential dated December 9, 2003

10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003

10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003

10.46	Guarantee Agreement dated December 17, 2003

10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003.

10.48	Blanket Agreement for Advances with Federal Home Loan Bank Board of Cincinnati

10.49	Commercial Real Estate Addendum to Blanket Agreement for Advances with Federal Home Loan Bank Board of Cincinnati

14	NCB Senior Financial Officers’ Code of Ethics

23.1	Consent of KPMG LLP

23.2	Explanation concerning absence of current Written Consent of ARTHUR ANDERSEN LLP

24.19	Power of Attorney by Irma Cota

24.20	Power of Attorney by Grady B. Hedgespeth

24.21	Power of Attorney by Rosemary Mahoney

24.22	Power of Attorney by Richard A. Parkinson

24.23	Power of Attorney by Alfred A. Plamann

24.24	Power of Attorney by Andrew Reicher

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Registrant’s 2004 Election Materials