Form 10-Q
period 2004-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2004-05-14
CIK 356801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004 Commission file number 2-99779

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2004
Class C
(Common stock, $100.00 par value)	226,894

Class B
(Common stock, $100.00 par value)	1,255,806

Class D
(Common stock, $100.00 par value)	3

Documents incorporated by reference:	None

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries

NATIONAL COOPERATIVE BANK

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$111,629,831	$54,973,344
Restricted cash	9,039,440	9,024,631
Investment securities
Available-for-sale	92,691,192	153,987,320
Held-to-maturity	671,100	711,569
Loans held for sale	206,160,351	238,564,404
Loans and lease financing	923,719,885	890,104,691
Less: Allowance for loan losses	(16,367,475)	(17,098,008)

Net loans and lease financing	907,352,410	873,006,683
Other assets	71,898,858	67,979,382

Total assets	$1,399,443,182	$1,398,247,333

Liabilities and Members’ Equity
Liabilities
Deposits	$565,678,076	$487,221,075
Patronage dividends payable in cash	15,536,664	11,364,929
Other liabilities	56,156,053	51,694,340
Borrowings
Short-term	185,629,905	249,950,613
Long-term
Current	20,000,000	50,000,000
Non-current	178,111,450	176,712,101
Subordinated debt
Current	2,500,000	—
Non-current	125,528,993	127,999,760
Junior subordinated debt	50,547,000	50,547,000

Total borrowings	562,317,348	655,209,474

Total liabilities	1,199,688,141	1,205,489,818

Members’ equity
Common stock
Class B	125,580,598	127,156,240
Class C	22,689,378	22,790,248
Class D	300	300
Retained earnings
Allocated	22,795,396	16,732,958
Unallocated	23,460,241	22,059,352
Accumulated other comprehensive income	5,229,128	4,018,417

Total members’ equity	199,755,041	192,757,515

Total liabilities and members’ equity	$1,399,443,182	$1,398,247,333

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Interest income
Loans and lease financing	$16,181,666	$15,993,859
Investment securities	1,390,468	1,516,344

Total interest income	17,572,134	17,510,203

Interest expense
Deposits	2,828,411	2,177,079
Short-term borrowings	1,260,218	2,489,749
Long-term debt, other borrowings and subordinated debt	5,643,873	4,534,718

Total interest expense	9,732,502	9,201,546

Net interest income	7,839,632	8,308,657
Provision for loan losses	—	215,000

Net interest income after provision for loan losses	7,839,632	8,093,657

Non-interest income
Gain on sale of loans	6,933,840	7,382,405
Gain on sale of investments available-for-sale	3,464,955	2,960,698
Loan fees	1,557,716	1,824,663
Servicing fees	1,164,896	1,170,240
Excess yield income	880,783	902,426
Other	525,512	531,297

Total non-interest income	14,527,702	14,771,729

Non-interest expense
Compensation and employee benefits	6,324,595	6,206,644
Contractual services	1,391,757	1,171,246
Occupancy and equipment	1,297,088	1,170,443
Information systems	525,335	426,578
Provision for losses on unfunded commitments	417,321	—
Other	1,146,153	1,308,026

Total non-interest expense	11,102,249	10,282,937

Net income before taxes	11,265,085	12,582,449
Provision for income taxes	628,326	600,002

Net income	$10,636,759	$11,982,447

Distribution of net income
Patronage dividends	$10,229,182	$11,307,459
Retained earnings	407,577	674,988

	$10,636,759	$11,982,447

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
For the three months ended March 31, 2004 and 2003

	2004	2003
Net income	$10,636,759	$11,982,447
Other comprehensive income
Unrealized holding gain (loss) before tax on available for sale investment securities and non-certificated interest only receivables	1,217,229	(145,228)
Tax effect	(6,518)	30

Comprehensive income	$11,847,470	$11,837,249

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2004
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2003	$149,946,788	$16,732,958	$22,059,352	$4,018,417	$192,757,515
Net income	—	—	10,636,759	—	10,636,759
Adjustment to prior year dividends	23,925	(23,925)	12,187	—	12,187
Cancellation of stock	(1,700,437)	—	981,125	—	(719,312)
2004 patronage dividends
To be distributed in cash	—	—	(4,142,819)	—	(4,142,819)
Retained in form of equity	—	6,086,363	(6,086,363)	—	—
Unrealized gain on available for sale investment securities and non-certificated interest-only receivables, net	—	—	—	1,210,711	1,210,711

Balance, March 31, 2004	$148,270,276	$22,795,396	$23,460,241	$5,229,128	$199,755,041

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2003
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2002	$140,275,903	$10,199,251	$17,384,903	$7,617,241	$175,477,298
Net income	—	—	11,982,447	—	11,982,447
Adjustment to prior year dividends	—	—	50,998	—	50,998
2003 patronage dividends
To be distributed in cash	—	—	(5,088,356)	—	(5,088,356)
Retained in form of equity	—	6,219,103	(6,219,103)	—	—
Unrealized loss on available for sale investment securities and non-certificated interest-only receivables, net	—	—	—	(145,198)	(145,198)

Balance, March 31, 2003	$140,275,903	$16,418,354	$18,110,889	$7,472,043	$182,277,189

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net income	$10,636,759	$11,982,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	—	215,000
Provision for losses on unfunded commitments	417,321	—
Amortization interest-only receivables	2,381,892	1,893,422
Depreciation and amortization, other	855,594	1,018,533
Gain on sale of loans	(6,933,840)	(7,382,405)
Gain on sale of investments available-for-sale	(3,464,955)	(2,960,698)
Loans originated for sale	(150,444,134)	(167,615,086)
Proceeds from sale of loans held for sale	182,607,985	151,432,236
(Increase) decrease in other assets	(191,773)	324,307
Decrease in other liabilities	(635,158)	(11,466,433)

Net cash provided by (used in) operating activities	35,229,691	(22,558,677)

Cash flows from investing activities
Increase in restricted cash	(14,809)	(4,889,413)
Purchase of investment securities available-for-sale	(26,013,587)	(6,210,985)
Proceeds from maturities of investment securities:
Available-for-sale	13,045,267	5,500,026
Held-to-maturity	40,470	—
Proceeds from the sale of investments available-for-sale	81,207,181	52,930,830
Net (increase) decrease in loans and lease financing	(30,562,127)	19,516,963
Purchases of premises and equipment	(187,600)	(425,276)

Net cash provided by investing activities	37,514,795	66,422,145

Cash flows from financing activities
Net increase in deposits	78,457,001	38,178,447
Net decrease in short-term borrowings	(64,545,000)	(105,261,000)
Proceeds from issuance of long-term debt	—	50,000,000
Repayment on long-term debt	(30,000,000)	(15,000,000)

Net cash used in financing activities	(16,087,999)	(32,082,553)

Increase in cash and cash equivalents	56,656,487	11,780,915
Cash and cash equivalents, beginning of period	54,973,344	71,962,441

Cash and cash equivalents, end of period	$111,629,831	$83,743,356

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

     Supplemental schedule of investing and financing activities:

	2004	2003
Unrealized gain (loss) on investment securities available–for-sale and non-certificated interest-only receivables, net of tax	$1,210,711	$(145,198)
Loans transferred to other real estate owned	$—	$209,447
Warehouse loans transferred to portfolio	$11,096,830	$—
Common stock cancelled and loan losses recovered against allowance for loan losses	$719,312	$—
Interest paid	$8,869,765	$7,951,844
Income taxes paid	$88,748	$334,453

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK

CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with accounting principles generally accepted in the United States of America which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for all of 2004. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

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

     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of March 31, 2004, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2003 financial statements. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

     NCB enters into rate lock commitments to originate loans whereby the interest rate on the loan is set prior to funding. In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under Financial Accounting Standards Board (“FASB”) No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. In anticipation of this Bulletin, NCB prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, the value expected to be created from the eventual sale of the loan that had previously been recorded at the initiation of the rate lock is not recognized until the underlying loans are sold. If NCB had not implemented this new policy the impact on NCB’s results of operations in the first quarter of 2004 would have been to increase non-interest income by $1.6 million. The impact the new policy will have on NCB’s results of operations in future periods will be significantly influenced by the volume of salable rate lock commitments and by the timing of when loan sales are executed. Rate locks are highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions, therefore, NCB cannot provide a reliable estimate of the impact this change will have to its future results of operations.

3. CASH AND CASH EQUIVALENTS

The composition of cash and cash equivalents are as follows:

	March 31,	December 31,
	2004	2003
Cash in bank	$37,342,921	$36,638,793
Overnight investments	74,286,910	18,334,551

Total	$111,629,831	$54,973,344

     In addition, there was restricted cash of $9.0 million as of both March 31, 2004 and December 31, 2003. Of this amount, $4.1 million is held for the benefit of Rabobank International under the terms of the Loan Purchase and Sale Agreement relating to its grocery loan conduit program. The restricted cash is in the form of an Equity Reserve Account maintained at M&T Bank and represents 3% of the loan purchase capacity under the terms of the Agreement. The remaining $4.9 million of restricted cash relates to a recourse obligation as discussed in Note 8.

4. INVESTMENT SECURITIES

The composition of available-for-sale investment securities at March 31, 2004, is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$46,632,629	$212,057	$6,451	$46,838,235
Mortgage-backed securities	1,965	—	—	1,965
Corporate bonds	2,045,745	16,057	—	2,061,802
Mutual funds	1,387,374	—	96,223	1,291,151
Interest-only receivables	41,823,854	907,036	232,851	42,498,039

Total	$91,891,567	$1,135,150	$335,525	$92,691,192

The composition of available-for-sale investment securities at December 31, 2003 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$32,881,737	$252,711	$52,182	$33,082,266
Mortgage-backed securities	81,073,312	—	732,359	80,340,953
Corporate bonds	2,796,940	16,078	845	2,812,173
Mutual funds	1,380,641	—	100,921	1,279,720
Interest-only receivables	36,571,211	555,605	654,608	36,472,208

Total	$154,703,841	$824,394	$1,540,915	$153,987,320

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

     During the three months ending March 31, 2004 NCB sold $80.9 million of mortgage-backed securities, generating proceeds of $81.2 million and a net gain on sale of $3.5 million.

5. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at March 31, 2004 and December 31, 2003 are $3.4 billion and $3.3 billion, respectively.

6. LOANS AND LEASE FINANCING

     Loans and leases outstanding by category are as follows:

	March 31,	December 31,
	2004	2003
Commercial loans	$445,832,202	$440,288,738
Real estate loans:
Residential	435,176,659	403,475,045
Commercial	4,214,753	4,243,231
Lease financing	38,496,271	42,097,677

Total	$923,719,885	$890,104,691

7. LOANS HELD FOR SALE

     Loans held for sale by category, are as follows:

	March 31,	December 31,
	2004	2003
Commercial loans	$27,279,734	$18,369,309
Real estate loans:
Residential	156,115,883	207,025,345
Commercial	22,764,734	13,169,750

Total	$206,160,351	$238,564,404

8. RECEIVABLES SOLD WITH RECOURSE

     In 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (“the Agreement”) with Fannie Mae in connection with NCB’s sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae’s issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses are paid by NCB or when the obligation, as adjusted for any losses paid, exceeds 12% of the unpaid principal balance of the covered loans.

     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of March 31, 2004 and December 31, 2003. The unpaid principal balance of the loans covered by the Agreement was $285.4 million as of March 31, 2004 compared with $287.9 million as of December 31, 2003. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of March 31, 2004 the unpaid principal balance was $109.6 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

9. IMPAIRED ASSETS

     Impaired assets, comprising of non-accrual loans and real estate owned, totaled $9.6 million and $1.8 million at March 31, 2004 and December 31, 2003, respectively. The average balance of impaired loans was $5.6 million and $3.1 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Specific allowances of $2.4 million and $0.4 million were established at March 31, 2004 and December 31, 2003, respectively.

     On February 17, 2004, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing the company was indebted to the Bank in the amount of $9.4 million. As a result of the filing the loan was placed in non-accrual status. On February 27, 2004 the Bank charged $1.9 million to the allowance for loan losses. Reserves at March 31, 2004 were deemed to be adequate to cover the estimated loss exposure related to the loan. As new information regarding the bankruptcy proceedings become available, reserve levels may be adjusted accordingly. The remaining outstanding balance of $7.5 million is in non-accrual status. The loan is unsecured, as were all creditors at the time of the bankruptcy filing.

     At March 31, 2004 and December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At March 31, 2004, there was no real estate owned property and $0.1 million real estate owned property at December 31, 2003.

10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31:

	2004	2003
Balance at January 1,	$17,098,008	$14,580,619
Provision for loan losses	—	215,000
Charge-offs	(1,951,621)	(1,014,998)
Recoveries of loans previously charged-off	1,221,088	119,563

Balance at March 31,	$16,367,475	$13,900,184

     The allowance for loan losses was 1.8% and 1.9% of loans and lease financing, excluding loans held for sale, at March 31, 2004 and December 31, 2003, respectively.

     As detailed in Note 9, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. On February 27, 2004 the Bank charged $1.9 million to the allowance for loan losses.

     Recoveries of loans of $0.7 million relates to the cancellation of stock from a corporation whose outstanding balance of $0.7 million had previously been charged off. NCB determined that the corporation no longer exists, and, in accordance with NCB’s bylaws and capitalization policy, the stock was cancelled and applied to the allowance for loan losses.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the three months ended March 31:

	2004	2003
Balance at January 1,	$1,090,374	$1,689,300
Provision for losses	417,321	—

Balance at March 31,	$1,507,695	$1,689,300

11. OTHER ASSETS

     At March 31, 2004 and December 31, 2003, other assets consisted of the following:

	March 31,	December 31,
	2004	2003
Interest-only receivables	$41,900,091	$39,248,721
Valuation of letters of credit	5,906,329	5,040,118
Premises and equipment	5,211,838	5,401,320
Accrued interest receivables	4,896,684	5,354,661
Federal Home Loan Bank stock	4,006,500	3,967,100
Mortgage servicing rights	2,322,107	2,457,882
Derivative assets — rate lock commitments	1,965,964	323,171
Other	5,689,345	6,186,409

Total other assets	$71,898,858	$67,979,382

12. REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB

     In connection with the insurance of deposit accounts, NCB, FSB, a federally chartered, federally insured savings bank, is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

     NCB, FSB’s capital exceeded the minimum capital requirements at March 31, 2004 and December 31, 2003, respectively. The following table summarizes NCB, FSB’s capital at March 31, 2004 and December 31, 2003:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Tangible Capital (to tangible assets)	$67,747,000	10.42%	$9,755,955	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	70,477,000	14.46%	38,998,880	8.00%	$48,748,600	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	67,549,000	13.86%	N/A	N/A	29,249,160	6.00%
Core Capital (to adjusted tangible assets)	67,747,000	10.42%	26,015,880	4.00%	32,519,850	5.00%
As of December 31, 2003:
Tangible Capital (to tangible assets)	$59,791,000	9.02%	$9,947,355	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	62,578,000	13.05%	38,360,872	8.00%	$47,951,090	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	59,592,000	12.43%	N/A	N/A	28,770,654	6.00%
Core Capital (to adjusted tangible assets)	59,791,000	9.02%	26,526,280	4.00%	33,157,850	5.00%

     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At March 31, 2004, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

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

     In the normal course of business, NCB makes loan commitments to extend credit that are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

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

     NCB also makes rate lock commitments to extend credit to borrowers for the origination of blanket loans made to cooperative housing corporations, cooperative share loans, and single-family residential loans. In the case of cooperative share loans and single-family residential loans, the rate lock commitments generally extend for a 30-day period. Some of these commitments will expire without being completed. For blanket loans, the rate lock commitments can extend for as long as 12 months, but there is generally little to no fall out prior to closing.

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

     Issuance fees associated with the standby letters of credit range from 0.25% to 2.25% of the commitment amount. The standby letters of credit mature throughout 2004 to 2007.

     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at March 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2004	2003	2004	2003
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$504,668	$445,428	$2,523	$2,227
Rate lock commitments to extend credit	$141,853	$104,354	$2,180	$1,643
Standby letters of credit	$250,047	$220,626	$9,404	$8,080

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”. In accordance with FIN 45, a liability of $5.9 million and $5.0 million was recorded in Other liabilities in the Consolidated Balance Sheet at March 31, 2004 and December 31, 2003, respectively, representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

     In accordance with Statement of Financial Accounting Standards No. 133. “Accounting for Derivative Instruments and Hedging Activities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105 (SAB 105), an asset of $2.0 million was recorded in Other assets in the Consolidated Balance Sheet at March 31, 2004 representing the fair value of rate lock commitments related to loans intended to be sold after they are funded. At December 31, 2003, under the prior accounting treatment, an asset of $0.3 million was recorded in Other assets.

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

     NCB enters into interest rate swaps, futures contracts, and forward loan sales commitments to hedge against changes in the fair value of fixed rate warehouse loans, mortgage-backed securities held for sale, rate lock commitments, and debt due to changes in benchmark interest rates.

     Results related to the hedging of warehouse loans, mortgage-backed securities held for sale, and rate lock commitments are summarized below and included in the caption entitled “Gain On Sale of Loans” in the accompanying consolidated statements of income for the three months ending March 31 (dollars in thousands):

	2004	2003
Unrealized (loss) gain on designated derivatives recognized	$(4,024)	$5,591
Increase (decrease) in value of warehouse loans	3,488	(3,270)
Increase (decrease) in value of investment securities held-for sale	732	(2,262)

Net hedge ineffectiveness	196	59

Unrealized gain on undesignated loan commitments recognized	530	296
Loss on undesignated derivatives recognized	(691)	(96)

Net (loss) gain on undesignated derivatives	(161)	200

Unrealized (loss) gain on non-hedging derivatives	(224)	685

Net SFAS 133 adjustment	$(189)	$944

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $3.8 million at March 31, 2004 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at March 31, are as follows (dollars in thousands):

	Notional Amounts		Estimated Fair Value
	2004	2003	2004	2003
Financial instruments whose contract amounts exceed the amount of credit risk
Financial futures contracts	$17,800	$28,000	$(264)	$19
Interest rate swap agreements	$298,367	$331,524	$(2,380)	$4,481
Forward sales commitments	$16,000	$22,188	$(216)	$(149)

14.	SEGMENT REPORTING

     NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Consumer and Local Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments. NCB evaluates segment performance based on net income before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies detailed in our Annual Report on Form 10-K.

     The following is the segment reporting for the three months ended March 31, 2004 and 2003 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$6,696	$2,964	$4,089	$3,284	$539	$17,572
Interest expense	3,546	1,402	3,052	1,399	333	9,732

Net interest income	3,150	1,562	1,037	1,885	206	7,840
Provision for loan losses	—	—	—	—	—	—
Non-interest income-external	1,884	787	11,028	673	156	14,528
Non-interest expense
Direct expense	1,653	1,155	1,083	929	3,602	8,422
Overhead and support	1,172	513	390	606	—	2,681

Total non-interest expense	2,825	1,668	1,473	1,535	3,602	11,103

Income (loss) before taxes	$2,209	$681	$10,592	$1,023	$(3,240)	$11,265

Total average assets	$411,182	$203,922	$290,880	$243,306	$248,435	$1,397,725

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2003	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$7,301	$2,636	$3,942	$2,356	$1,275	$17,510
Interest expense	4,014	1,301	2,943	810	134	9,202

Net interest income	3,287	1,335	999	1,546	1,141	8,308
Provision for loan losses	—	—	85	130	—	215
Non-interest income-external	1,754	524	11,015	1,363	116	14,772
Non-interest expense
Direct expense	1,921	1,176	438	1,744	2,891	8,170
Overhead and support	727	407	435	544	—	2,113

Total non-interest expense	2,648	1,583	873	2,288	2,891	10,283

Income (loss) before taxes	$2,393	$276	$11,056	$491	$(1,634)	$12,582

Total average assets	$459,481	$187,586	$257,834	$138,114	$176,936	$1,219,951

15.	LOAN SALES AND SECURITIZATIONS

     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During the three months ended March 31, 2004 and 2003, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions. The proceeds from NCB’s 2004 sales of mortgage loans for securitization were $162.9 million and generated a total of $6.6 million in retained interests. In 2003, the proceeds from NCB’s sales of mortgage loans for securitization were $105.0 million and resulted in retained interests of $7.4 million.

     In addition during the three months ended March 31, 2004 and 2003, NCB sold mortgage backed securities, generating proceeds of $81.2 million and $52.9 million and retained interests of $3.1 million and $4.9 million, respectively.

     Retained interest due to securitization activity is comprised of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003
Certificated interest-only receivables	$42,498	$36,472
Non-certificated interest-only receivables	$41,900	$39,249

     The amounts below reflect the sensitivity of the fair value of interest-only receivables to 100, 200 and 300 basis points adverse conditions at (dollars in thousands):

	March 31,	December 31,
	2004	2003
Impact of 100 basis points adverse change	$(3,218)	$(2,837)
Impact of 200 basis points adverse change	$(6,247)	$(5,509)
Impact of 300 basis points adverse change	$(9,101)	$(8,027)

The following table reflects the cash flows received from loan sales and securitization for the three months ended March 31, (dollars in thousands):

	2004	2003
Net proceeds from new securitization	$162,946	$104,993
Net proceeds from sale of Mortgage Backed Securities	$81,207	$52,931
Servicing fees received	$616	$548
Cash flows received on interest-only receivables	$3,784	$3,726

16.	NEW ACCOUNTING STANDARDS

     In March 2004, the SEC issued Staff Accounting Bulletin No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. Refer to Note 2 for NCB’s application of this guidance.

17.	SUBSEQUENT EVENTS

     On May 5, 2004 NCB and the banks providing its revolving credit facility amended the facility to extend $175.0 million of the committed facility from May 7, 2004, to May 7, 2008. The extension was concluded under substantially the same terms and conditions as the original revolving line. No amendments were made to $175.0 million of the facility that is available to May 7, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing NCB’s results of operations. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

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

     In the National Consumer Cooperative Bank Act, or the “Act”, Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation’s economy as a whole. To further the development of cooperative businesses, Congress specifically directed NCB (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and (5) to encourage ownership of its equity securities by cooperatives and others.

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

2004 Financial Summary

     NCB’s net income for the three months ended March 31, 2004 was $10.6 million. This was an 11.2% or $1.4 million decrease compared with $12.0 million for the three months ended March 31, 2003. The primary factors affecting this were a $0.5 million decline in net interest income and a $0.8 million increase in non interest expense.

     Total assets increased $1.2 million to $1,399 million at March 31, 2004 from $1,398 million at December 31, 2003.

     The annualized return on average total assets was 3.0% and 4.0% for the three months ended March 31, 2004 and 2003, respectively. For the same period the annualized return on average members’ equity was 21.7% and 26.7%.

Net Interest Income

     Net interest income for the first three months of 2004 decreased $0.5 million or 5.6% to $7.8 million compared with $8.3 million for the same period in 2003.

     For the three months ended March 31, 2004, interest income increased 0.4% or $0.1 million to $17.6 million compared with $17.5 million for the three months ended March 31, 2003. While balances increased, the yield on total average earning assets declined from 5.88% in 2003 to 5.15% in 2004.

     Interest income from real estate loans increased by $0.5 million, or 5.6%. An increase in average balances of $97.7 million or 17.5% was offset by a decline in yields from 6.06% in 2003 to 5.44% in 2004. Commercial loans and lease interest income saw a decline of $0.3 million or 3.8%. Although average balances increased by $37.9 million, this was more than offset by a decline in yields from 6.39% in 2003 to 5.69% in 2004. Interest income from investment securities and cash equivalents decreased by $0.1 million. A $38.8 million or 24.0% increase in average balances was not sufficient to offset a decline in yields from 3.75% in 2003 to 2.78% in 2004.

     Interest expense for the three months ended March 31, 2004 increased $0.5 million or 5.8% from $9.2 million in 2003 to $9.7 million. The overall rate on total interest bearing liabilities decreased from 3.73% in 2003 to 3.42% in 2004, which was offset by the growth in deposits. Interest expense on deposits increased $0.7 million or 29.9%. Deposit balances grew by $141.7 million or 37.9% from March 31, 2003 to March 31, 2004, which was offset by a decline in deposit rates from 2.33% in 2003 to 2.20% in 2004. Interest expense on notes payable, which includes short and long term debt, decreased by $0.1 million or 1.1%. Although there was a 4.3% or $18.4 million increase in average balances that resulted in $0.2 million of higher interest expense this was offset by a decrease in rates from 5.04% to 4.78%. Included within interest expense on notes payable is $1.6 million and $1.7 million of hedge swap expense for the three months ending March 31, 2004 and 2003, respectively. Interest expense on subordinated debt decreased by $0.1 million due primarily to a 5.0% decline in average balances from 2003 to 2004.

Non-interest Income

     Total non-interest income decreased $0.3 million or 1.7% from $14.8 million during the three months ended March 31, 2003 to $14.5 million in 2004. Non-interest income is composed of loan fees, gains on sale of loans or securities, servicing fees, excess yield income, and other income.

     Gains on sales of loans and investment securities of $10.4 million for the three months ended 2004, represented 71.6% of non-interest income, and increased $0.1 million from $10.3 million in 2003. Although there was a higher volume of loans sold in 2004 compared with 2003, this was offset by reduced investor spreads. Of the total gain in 2004, $3.5 million relates to the sale of $80.9 million of mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003. Of the total gain in 2003, $3.0 million relates to the sale of $55.1 million of MBS.

     The following table shows loans sold for the three months ended March 31, (dollars in thousands):

	2004	2003
Mortgage loans for securitization	$161,765	$105,511
Single family and share loans	19,002	41,085
SBA loans	276	4,984

Total	$181,043	$151,580

     NCB’s servicing fee income was $1.2 million for the three months ended March 31, 2004 and 2003. This was despite growth in the volume of loans serviced from $3.0 billion as of March 31, 2003 to $3.4 billion as of March 31, 2004 primarily due to a decline in lease program management fees.

     Loan fees include those fees which NCB earns related to the extension of credit, including commitment fees, letter of credit fees, and late and pre-payment penalty fees. In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program. For the three months ended March 31, 2004, loan fees decreased $0.2 million from $1.8 million in 2003 to $1.6 million primarily due to a decline in Commercial fees.

     In total, non-interest income amounted to 65.0% of total net revenue (net interest income plus non-interest income) for the three months ended March 31, 2004 compared with 64.0% in 2003.

Non-interest Expense

     Non-interest expense for the three months ended March 31, 2004 increased 8.0% or $0.8 million to $11.1 million compared with $10.3 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 1.9% or $0.1 million compared with the three months ended March 31, 2003.

     Contractual services increased 18.8% or $0.2 million from $1.2 million in 2003 to $1.4 million in 2004 due primarily to higher investment advisory fees.

     A provision for losses on unfunded commitments of $0.4 million was recorded for the three months ended March 31, 2004. No equivalent provision was recorded for the same period in 2003.

     Non-interest expense as a percentage of average assets was 3.2% and 3.4% for the three months ended March 31, 2004 and 2003, respectively.

See Table 1 and Table 2

Table 1
CHANGES IN NET INTEREST INCOME
(dollars in thousands)

	2004 Compared to 2003
	Increase (decrease)
	due to change in:
	Average	Average
For the three months ended March 31,	Volume*	Rate	Net**
Interest Income
Cash equivalents and investment securities	$319	$(444)	$(125)
Commercial loans and leases	577	(861)	(284)
Real estate loans	1,384	(913)	471

Total interest income	2,280	(2,218)	62

Interest Expense
Deposits	783	(133)	650
Notes payable	226	(286)	(60)
Subordinated debt	(84)	25	(59)

Total interest expense	925	(394)	531

Net interest income	$1,355	$(1,824)	$(469)

*Average monthly balances

**Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
RATE RELATED ASSETS AND LIABILITIES
(dollars in thousands)

	2004			2003
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
For the three months ended March 31,	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$657,355	$8,947	5.44%	$559,633	$8,475	6.06%
Commercial loans and leases	508,283	7,235	5.69%	470,417	7,519	6.39%

Total loans and leases	1,165,638	16,182	5.55%	1,030,050	15,994	6.21%
Investment securities and cash equivalents	200,354	1,390	2.78%	161,578	1,516	3.75%

Total interest earning assets	1,365,992	17,572	5.15%	1,191,628	17,510	5.88%

Allowance for loan losses	(16,633)			(14,401)
Non-interest earning assets
Cash	18,170			19,411
Other	30,196			23,313

Total non-interest earning assets	48,366			42,724

Total assets	1,397,725			1,219,951

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	178,561	1,609	3.60%	188,046	1,669	3.55%
Notes payable	443,435	5,295	4.78%	425,055	5,355	5.04%
Deposits	515,151	2,828	2.20%	373,451	2,177	2.33%

Total interest bearing liabilities	1,137,147	9,732	3.42%	986,552	9,201	3.73%

Other liabilities	64,456			53,887
Members’ equity	196,122			179,512

Total liabilities and members’ equity	$1,397,725			$1,219,951

Net interest earning assets	$228,845	$7,840		$205,076	$8,309
Net interest revenues and spread			1.73%			2.15%
Net yield on interest earning assets			2.30%			2.79%

*Based on monthly balances. Average loan balances include nonaccrual loans.

Credit Quality

     The allowance as a percentage of non-accruing loans was 170% at March 31, 2004 compared with 971% at December 31, 2003. The allowance for loan losses was deemed adequate as of March 31, 2004 and December 31, 2003. No provision for loan losses was recorded in the three months ended March 31, 2004 compared with $0.2 million for the same period in 2003.

     The allowance for loan losses decreased 4.3% to $16.4 million as of March 31, 2004 from $17.1 million at December 31, 2003. The allowance for the quarter was impacted by loans charged-off of $1.9 million, and recoveries of loans previously charged-off of $1.2 million. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.8% and 1.9% at March 31, 2004 and December 31, 2003, respectively.

     Total impaired assets (non-accruing and foreclosed real estate owned) increased to $9.6 million at March 31, 2004 from $1.8 million at December 31, 2003 due to the bankruptcy filing of a non-profit continuing care provider. As a result of the filing the outstanding balance of the loan was placed in non-accrual status. In February 2004 the Bank charged $1.9 million to the allowance for loan losses. The remaining outstanding balance of $7.5 million is in non-accrual status. NCB had no foreclosed real estate at March 31, 2004 compared to $0.1 million at December 31, 2003. At March 31, 2004 and December 31, 2003, impaired assets as a percentage of Members’ Equity were 4.8% and 0.9%, respectively.

See Table 3

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	Dec 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
Real estate owned	$—	$74	$158	$233	$209
Non-accruing loans	9,644	1,760	3,899	3,785	1337

Total	$9,644	$1,834	$4,057	$4,018	$1,546

Percentage of loans and lease financing outstanding	1.05%	0.21%	0.49%	0.54%	0.21%

Uses of Funds

Loans and Leases

     Loans and leases, including loans held for sale, outstanding was $1.1 billion at March 31, 2004 and December 31, 2003.

     The commercial loan and lease portfolio increased 0.4% to $484.3 million at March 31, 2004 compared with $482.4 million at December 31, 2003.

     NCB’s real estate portfolio increased 7.8% to $439.4 million for the quarter ended March 31, 2004 from $407.7 million at December 31, 2003. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family mortgage and share loans.

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

Cash, Cash Equivalents, and Investment Securities

     Cash, cash equivalents, and investment securities decreased 2.2% or $4.7 million to $205.0 million at March 31, 2004, compared with $209.7 million at December 31, 2003. Cash, cash equivalents, and investment securities represent 15.1% of interest earning assets as of March 31, 2004 compared with 15.3% at December 31, 2003.

Table 4

Interest Bearing Liabilities

(dollars in thousands)

	3/31/04	12/31/03	% Change

Deposits	$565,678	$487,221	16.1%
Short-term debt*	205,630	299,951	-31.4%
Long-term debt	178,111	176,712	0.8%
Subordinated debt	128,029	128,000	0.0%
Junior subordinated debt	50,547	50,547	0.0%

Total	$1,127,995	$1,142,431	-1.3%

*Includes current portion of long-term debt

Interest Bearing Liabilities

     Per Table 4, interest bearing liabilities decreased $14.5 million from $1,142.4 million at December 31, 2003 to $1,128.0 million at March 31, 2004.

     For the three months ended March 31, 2004, deposits at NCB, FSB, increased 16.1% to $565.7 million from $487.2 million at December 31, 2003. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at March 31, 2004 and December 31, 2003 was 2.2% and 2.1%, respectively. The average maturity of the certificates of deposit at March 31, 2004 was 23.2 months compared with 19.8 months at December 31, 2003 reflecting a continued shift to longer term maturities. Although NCB relies heavily on funds raised through the capital markets, deposits are an increasing element of interest bearing liabilities – 50.1% as of March 31, 2004 compared with 42.6% at December 31, 2003. Management anticipates that deposits will represent an increasing portion of its funding structure.

     At March 31, 2004 total short-term and long-term borrowings (including subordinated debt) decreased $92.9 million or 14.2% from $655.2 million at December 31, 2003 to $562.3 million at March 31, 2004. NCB, FSB had no advances from the Federal Home Loan Bank (FHLB) at March 31, 2004 compared to $102.0 million at December 31, 2003. At March 31, 2004, included in the short-term borrowings were revolving lines of credit of $25.0 million, commercial paper with a face value of $139.0 million, $22.0 million in borrowings from cooperative customers and $20.0 million of the current portion of long term debt.

     At December 31, 2003, included in the short-term borrowings were revolving lines of credit of $25.0 million, commercial paper with a face value of $111.6 million, and $12.0 million in borrowings from cooperative customers and $50.0 million of the current portion of long term debt.

     At March 31, 2004, NCB had $350.0 million of committed revolving lines of credit available of which $25.0 million was outstanding, the same amount at December 31, 2003. $175.0 million of this facility is available until May 7, 2004 and the remaining $175.0 million is available until May 7, 2006. In addition, NCB had bid lines available of $22.5 million and outstanding of $0 at March 31, 2004 and December 31, 2003.

     At March 31, 2004 and December 31, 2003, under its Medium Term Note Program NCB had remaining authority approval to issue up to $196.0 million and $206.0 million, respectively. As of March 31, 2004 and December 31, 2003 NCB had $60.0 million and $70.0 million, respectively, outstanding under this program. In addition, as of March 31, 2004 and December 31, 2003, NCB had outstanding $135.0 million and $155.0 million, respectively, of private placements issued to various institutional investors. Of these amounts none was considered current at March 31, 2004 against a current portion of $20.0 million at December 31, 2003. At March 31, 2004 NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Contractual Obligations

     NCB has various financial obligations, including contractual obligations that may require future cash payments. At March 31, 2004 there were no material changes to either the type or maturity of contractual obligations from December 31, 2003.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

     Discussion of NCB’s commitments, contingent liabilities, and off-balance sheet arrangements is included in Note 13 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.

Provision for Income Taxes

     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $0.6 million for the three months ended March 31, 2004 and 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB’s market risk profile occurred from December 31, 2003 to March 31, 2004.

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

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit 13	2003 Annual Report

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

Exhibit 10.50	Amendment No. 4 to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent dated May 5, 2004.

(b) NCB did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

Date: May 14, 2004

By: /s/

Richard L. Reed,
Managing Director,
Chief Financial Officer

By: /s/

E. Michael Ramberg
Vice President,
Corporate Controller