Form 10-Q
period 2004-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2004-08-16
CIK 356801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004 Commission file number 2-99779

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2004
Class C (Common stock, $100.00 par value)	218,619

Class B (Common stock, $100.00 par value)	1,219,823

Class D (Common stock, $100.00 par value)	3

Documents incorporated by reference: None

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — June 30, 2004 (unaudited) and December 31, 2003	3

	Consolidated Statements of Income — for the three and six months ended June 30, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Comprehensive Income — for the six months ended June 30, 2004 and 2003 (unaudited)	5

	Consolidated Statements of Changes in Members’ Equity — for the six months ended June 30, 2004 and 2003 (unaudited)	6

	Consolidated Statements of Cash Flows - for the six months ended June 30, 2004 and 2003 (unaudited)	7-8

	Condensed Notes to the Consolidated Financial Statements — June 30, 2004 (unaudited)	9-22

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations — for the six and three months ended June 30, 2004 and 2003 (unaudited)	23-33

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 6	Exhibits	34

Signature Page		35
Exhibit 31.1
Exhibit 31.2
Exhibit 32

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$77,246,710	$54,973,344
Restricted cash	4,963,031	9,024,631
Investment securities
Available-for-sale	90,356,605	153,987,320
Held-to-maturity	718,826	711,569
Loans held for sale	167,550,773	238,564,404
Loans and lease financing	1,000,795,633	890,104,691
Less: Allowance for loan losses	(15,953,859)	(17,098,008)

Net loans and lease financing	984,841,774	873,006,683
Other assets	69,033,594	67,979,382

Total assets	$1,394,711,313	$1,398,247,333

Liabilities and Members’ Equity
Liabilities
Deposits	$592,188,071	$487,221,075
Patronage dividends payable in cash	17,849,156	11,364,929
Other liabilities	37,889,538	51,694,340
Borrowings
Short-term	193,828,622	249,950,613
Long-term
Current	—	50,000,000
Non-current	174,878,777	176,712,101
Subordinated debt
Current	2,500,000	—
Non-current	125,558,226	127,999,760
Junior subordinated debt	50,547,000	50,547,000

Total borrowings	547,312,625	655,209,474

Total liabilities	1,195,239,390	1,205,489,818

Members’ equity
Common stock
Class B	121,982,335	127,156,240
Class C	21,861,946	22,790,248
Class D	300	300
Retained earnings
Allocated	26,233,955	16,732,958
Unallocated	27,700,801	22,059,352
Accumulated other comprehensive income	1,692,586	4,018,417

Total members’ equity	199,471,923	192,757,515

Total liabilities and members’ equity	$1,394,711,313	$1,398,247,333

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Loans and lease financing	$16,478,618	$16,106,587	$32,660,284	$32,100,446
Investment securities	1,113,235	728,796	2,503,703	2,245,141

Total interest income	17,591,853	16,835,383	35,163,987	34,345,587

Interest expense
Deposits	3,205,959	2,336,730	6,034,371	4,513,809
Short-term borrowings	1,210,715	2,889,390	2,470,934	5,379,139
Long-term debt, other borrowings and subordinated debt	4,942,270	4,513,442	10,586,143	9,048,160

Total interest expense	9,358,944	9,739,562	19,091,448	18,941,108

Net interest income	8,232,909	7,095,821	16,072,539	15,404,479
Provision for loan losses	1,340,145	230,000	1,340,145	445,000

Net interest income after provision for loan losses	6,892,764	6,865,821	14,732,394	14,959,479

Non-interest income
Gain on sale of loans	5,412,573	12,485,629	12,346,412	19,868,035
Gain on sale of investments available-for-sale	—	—	3,464,955	2,960,698
Loan fees	1,694,040	1,901,936	3,251,756	3,660,990
Servicing fees	1,190,117	1,233,577	2,355,013	2,469,425
Excess yield income	1,351,761	1,517,811	2,232,544	2,420,237
Other	380,826	460,113	906,338	991,408

Total non-interest income	10,029,317	17,599,066	24,557,018	32,370,793

Non-interest expense
Compensation and employee benefits	5,641,919	5,853,090	11,966,514	12,059,734
Contractual services	1,354,934	1,128,568	2,746,691	2,299,814
Occupancy and equipment	1,266,127	1,160,562	2,563,215	2,331,005
Information systems	663,934	464,985	1,189,269	891,563
Corporate development	417,595	478,535	698,042	880,232
Travel and entertainment	402,334	390,354	699,667	653,173
Write down on loan held for sale	—	1,360,000	—	1,360,000
Loan costs	431,431	391,765	721,196	636,070
Other	354,924	518,403	1,050,851	917,607

Total non-interest expense	10,533,198	11,746,262	21,635,445	22,029,198

Net income before taxes	6,388,883	12,718,625	17,653,967	25,301,075

Provision for income taxes	603,406	1,421,366	1,231,732	2,021,368

Net income	$5,785,477	$11,297,259	$16,422,235	$23,279,707

Distribution of net income
Patronage dividends	$5,779,090	$10,443,220	$16,008,272	$21,750,680
Retained earnings	6,387	854,039	413,963	1,529,027

	$5,785,477	$11,297,259	$16,422,235	$23,279,707

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
For the six months ended June 30, 2004 and 2003

	2004	2003
Net Income	$16,422,235	$23,279,707
Other Comprehensive Income
Unrealized holding loss before tax on available for sale investment securities and non-certificated interest only receivables	(2,337,319)	(210,694)
Tax effect	11,488	(54)

Comprehensive Income	$14,096,404	$23,068,959

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY
For the six months ended June 30, 2004 and 2003
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2003	$149,946,788	$16,732,958	$22,059,352	$4,018,417	$192,757,515
Net income	—	—	16,422,235	—	16,422,235
Adjustment to prior year dividends	23,925	(23,925)	66,093	—	66,093
Cancellation of stock	(6,126,132)	—	5,406,819	—	(719,313)
Other dividends declared	—	—	(245,425)	—	(245,425)
2004 patronage dividends
To be distributed in cash	—	—	(6,483,350)	—	(6,483,350)
Retained in form of equity	—	9,524,922	(9,524,922)	—	—
Unrealized loss on available for sale investment securities and non-certificated interest-only receivables, net	—	—	—	(2,325,831)	(2,325,831)

Balance, June 30, 2004	$143,844,581	$26,233,955	$27,700,801	$1,692,586	$199,471,923

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2002	$140,275,903	$10,199,251	$17,384,903	$7,617,241	$175,477,298
Net income	—	—	23,279,707	—	23,279,707
Adjustment to prior year dividends	—	—	51,147	—	51,147
Cancellation of stock	(110,170)	14,401	—	—	(95,769)
2003 patronage dividends
To be distributed in cash	—	—	(9,787,806)	—	(9,787,806)
Retained in form of equity	—	11,962,874	(11,962,874)	—	—
Unrealized loss on available for sale investment securities and non-certificated interest-only receivables, net	—	—	—	(210,748)	(210,748)

Balance, June 30, 2003	$140,165,733	$22,176,526	$18,965,077	$7,406,493	$188,713,829

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net Income	$16,422,235	$23,279,707
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,340,145	445,000
Provision for losses on unfunded commitments	217,690	—
Amortization of interest-only-receivables	5,315,876	4,305,496
Depreciation and amortization, other	1,451,464	1,716,052
Gain on sale of loans	(12,346,412)	(19,868,035)
Gain on sale of investment securities available-for-sale	(3,464,955)	(2,960,698)
Loans originated for sale net of principal collections	(336,369,355)	(401,938,243)
Proceeds from sale of loans held for sale	375,247,187	424,054,442
Write off of loan held for sale	—	1,360,000
(Increase) decrease in other assets	(500,271)	1,793,963
(Decrease) increase in other liabilities	(17,351,572)	703,445

Net cash provided by operating activities	29,962,032	32,891,129

Cash flows from investing activities
Decrease (increase) in restricted cash	4,061,600	(4,121,416)
Purchase of investment securities
Available-for-sale	(103,877,807)	(19,154,708)
Held-to-maturity	(47,726)	—
Proceeds from maturities of investment securities
Available-for-sale	91,036,625	22,140,077
Held-to-maturity	40,469	36,378
Proceeds from the sale of investment securities available-for-sale	81,207,181	52,930,830
Net (increase) decrease in loans and lease financing	(45,650,895)	10,269,088
Repurchase of loans from grocery loan conduit program	(33,185,557)	—
Purchases of premises and equipment	(409,127)	(1,053,900)

Net cash (used in) provided by investing activities	(6,825,237)	61,046,349

Cash flows from financing activities
Net increase in deposits	104,966,996	68,836,030
Net decrease in short-term borrowings	(55,585,000)	(79,961,000)
Proceeds from issuance of long-term debt	—	65,000,000
Repayment on long-term debt	(50,000,000)	(30,000,000)
Other dividends paid	(245,425)	—

Net cash (used in) provided by financing activities	(863,429)	23,875,030

Increase in cash and cash equivalents	22,273,366	117,812,508
Cash and cash equivalents, beginning of year	54,973,344	71,962,441

Cash and cash equivalents, end of period	$77,246,710	$189,774,949

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Unrealized loss on investment securities available–for-sale and non-certificated interest-only receivables, net of tax	$(2,325,831)	$(210,748)
Loans transferred to other real estate owned	—	233,430
Warehouse loans transferred to portfolio	11,096,830	1,600,000
Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International.	23,826,307	—
Common stock cancelled and loan losses recovered against allowance for loan losses	719,313	—
Interest paid	20,727,785	19,161,789
Income taxes paid	$606,523	$1,496,753

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for all of 2004. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     As noted above, management has prepared the consolidated interim financial statements in conformity with U.S. generally accepted accounting principles. Accordingly, management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon the information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, non-interest income and non-interest expense. The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating our reported financial results: allowance for loan losses, servicing assets and interest-only receivables, derivative instruments and hedging, and income taxes.

     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of June 30, 2004, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2003 financial statements. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

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

3. CASH AND CASH EQUIVALENTS

The composition of cash and cash equivalents is as follows:

	June 30,	December 31,
	2004	2003
Cash in bank	$32,505,530	$36,638,793
Overnight investments	44,741,180	18,334,551

Total	$77,246,710	$54,973,344

     In addition, there was restricted cash of $4.9 million and $9.0 million as of June 30, 2004 and December 31, 2003, respectively. The $4.9 million of restricted cash at June 30, 2004 relates to a recourse obligation as discussed in Note 8. On June 25, 2004, NCB and Rabobank International agreed to terminate NCB’s grocery loan conduit program. In connection with the termination, Rabobank released and reconveyed to NCB its rights and interest in $4.1 million of restricted cash that had been held for the benefit of Rabobank under the terms of the Loan Purchase and Sale Agreement relating to the program. The $4.1 million in restricted cash had been held in the form of an Equity Reserve Account maintained at M&T Bank representing 3% of the loan purchase capacity under the terms of the Agreement. At June 30, 2004, the $4.1 million is included in Cash and Cash Equivalents.

4. INVESTMENT SECURITIES

The composition of available-for-sale investment securities at June 30, 2004, is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$46,358,103	$32,169	$328,629	$46,061,643
Mortgage-backed securities	607	—	—	607
Corporate bonds	2,040,739	3,510	13,377	2,030,872
Mutual funds	1,393,523	—	117,842	1,275,681
Interest-only receivables	41,699,793	338,083	1,050,074	40,987,802

Total	$91,492,765	$373,762	$1,509,922	$90,356,605

The composition of available-for-sale investment securities at December 31, 2003 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$32,881,737	$252,711	$52,182	$33,082,266
Mortgage-backed securities	81,073,312	—	732,359	80,340,953
Corporate bonds	2,796,940	16,078	845	2,812,173
Mutual funds	1,380,641	—	100,921	1,279,720
Interest-only receivables	36,571,211	555,605	654,608	36,472,208

Total	$154,703,841	$824,394	$1,540,915	$153,987,320

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.

     During the six months ended June 30, 2004, NCB sold $80.9 million of mortgage-backed securities, generating proceeds of $81.2 million and a net gain on sale of $3.5 million.

5. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at June 30, 2004 and December 31, 2003 are $3.5 billion and $3.3 billion, respectively.

6. LOANS AND LEASE FINANCING

     Loans and leases outstanding by category are as follows:

	June 30,	December 31,
	2004	2003
Commercial loans	$495,932,221	$440,288,738
Real estate loans:
Residential	466,033,465	403,475,045
Commercial	4,200,220	4,243,231
Lease financing	34,629,727	42,097,677

Total	$1,000,795,633	$890,104,691

7. LOANS HELD FOR SALE

     Loans held for sale by category, are as follows:

	June 30,	December 31,
	2004	2003
Commercial loans	$—	$18,369,309
Real estate loans:
Residential	147,916,832	207,025,345
Commercial	19,633,941	13,169,750

Total	$167,550,773	$238,564,404

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

     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of June 30, 2004 and December 31, 2003. The unpaid principal balance of the loans covered by the Agreement was $284.0 million as of June 30, 2004 compared with $287.9 million as of December 31, 2003. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of June 30, 2004 the unpaid principal balance was $109.0 million. At December 31, 2003 the unpaid principal balance was $110.1 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

9. IMPAIRED ASSETS

     Impaired assets, comprising non-accrual loans and real estate owned, totaled $12.7 million and $1.8 million at June 30, 2004 and December 31, 2003, respectively. The average balance of impaired loans was $7.5 million and $3.1 million for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. Specific allowances of $3.2 million and $0.4 million were established at June 30, 2004 and December 31, 2003, respectively.

     In February 2004, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing the company was indebted to NCB in the amount of $9.4 million. As a result of the filing the loan was placed in non-accrual status. NCB charged $1.9 million to the allowance for loan losses. As new information regarding the bankruptcy proceedings become available, reserve levels may be adjusted accordingly. The remaining outstanding balance of $7.5 million is in non-accrual status. The loan is unsecured, as were all creditors at the time of the bankruptcy filing.

     In June 2004 NCB charged $2.2 million of the outstanding balance of $6.3 million to the allowance for loan losses of a loan to a telecommunications provider. The remaining balance of $4.1 million was placed in non-accrual status.

     Reserves at June 30, 2004 were deemed to be adequate to cover the estimated loss exposure related to the above loans.

     At June 30, 2004 and December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At June 30, 2004, there was no real estate owned property and $0.1 million real estate owned property at December 31, 2003.

10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

     The following is a summary of the activity in the allowance for loan losses during the six months ended June 30:

	2004	2003
Balance at January 1	$17,098,008	$14,580,619
Provision for loan losses	1,340,145	445,000
Charge-offs	(4,219,525)	(1,339,964)
Recoveries of loans previously charged-off	1,735,231	256,732

Balance at June 30	$15,953,859	$13,942,387

     The allowance for loan losses was 1.6% and 1.9% of loans and lease financing, excluding loans held for sale, at June 30, 2004 and December 31, 2003, respectively.

     As detailed in Note 9, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In February 2004 NCB charged $1.9 million to the allowance for loan losses. In June 2004 $2.2 million relating to a telecommunications provider was also charged to the allowance.

     Recoveries of loans of $0.7 million relates to the cancellation of stock from a corporation whose outstanding balance of $0.7 million had previously been charged off. NCB determined that the corporation no longer exists, and, in accordance with NCB’s bylaws and capitalization policy, the stock was cancelled and applied to the allowance for loan losses.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the six months ended June 30:

	2004	2003
Balance at January 1	$1,090,374	$1,689,300
Provision for losses	217,690	—

Balance at June 30	$1,308,064	$1,689,300

11. OTHER ASSETS

     At June 30, 2004 and December 31, 2003, other assets consisted of the following:

	June 30,	December 31,
	2004	2003
Interest-only receivables	$39,323,208	$39,248,721
Valuation of letters of credit	5,831,764	5,040,118
Premises and equipment	5,115,482	5,401,320
Accrued interest receivables	4,864,725	5,354,661
Federal Home Loan Bank stock	4,046,300	3,967,100
Mortgage servicing rights	2,746,413	2,457,882
Other	7,105,702	6,509,580

Total other assets	$69,033,594	$67,979,382

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

     NCB, FSB’s capital exceeded the minimum capital requirements at June 30, 2004 and December 31, 2003, respectively. The following table summarizes NCB, FSB’s capital at June 30, 2004 and December 31, 2003:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Tangible Capital (to tangible assets)	$72,898,000	10.76%	$10,164,390	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	75,682,000	13.84%	43,759,600	8.00%	$54,699,500	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	72,734,000	13.30%	N/A	N/A	32,819,700	6.00%
Core Capital (to adjusted tangible assets)	72,898,000	10.76%	27,105,040	4.00%	33,881,300	5.00%
As of December 31, 2003:
Tangible Capital (to tangible assets)	$59,791,000	9.02%	$9,947,355	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	62,578,000	13.05%	38,360,872	8.00%	$47,951,090	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	59,592,000	12.43%	N/A	N/A	28,770,654	6.00%
Core Capital (to adjusted tangible assets)	59,791,000	9.02%	26,526,280	4.00%	33,157,850	5.00%

     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At June 30, 2004, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

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

     Issuance fees associated with the standby letters of credit range from 0.25% to 2.50% of the commitment amount. The standby letters of credit mature throughout 2004 to 2007.

     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at June 30, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2004	2003	2004	2003
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$545,656	$432,467	$2,728	$2,162
Rate lock commitments to extend credit	$175,583	$115,813	$(1,360)	$862
Standby letters of credit	$264,582	$211,166	$9,977	$7,042

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, an asset and a corresponding liability of $5.8 million and $5.0 million were recorded in Other assets and Other liabilities in the Consolidated Balance Sheet at June 30, 2004 and December 31, 2003, respectively, representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

     In accordance with Statement of Financial Accounting Standards No. 133. “Accounting for Derivative Instruments and Hedging Activities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105 (SAB 105), a liability of $1.6 million was recorded in Other liabilities in the Consolidated Balance Sheet at June 30, 2004 representing the fair value of rate lock commitments related to loans intended to be sold after they are funded. At December 31, 2003, under the prior accounting treatment, an asset of $0.3 million was recorded in Other assets.

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

     Results related to the hedging of warehouse loans, mortgage-backed securities held for sale, and rate lock commitments are summarized below and included in the caption entitled “Gain on Sale of Loans” in the accompanying consolidated statements of income for (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Unrealized gain (loss) on designated derivatives recognized	$5,747	(1,974)	$1,723	$3,617
Decrease (increase) in value of warehouse loans	(5,862)	1,787	(2,374)	(1,483)
Increase (decrease) in value of investment securities held-for sale	—	—	732	(2,262)

Net hedge effectiveness (ineffectiveness)	(115)	(187)	81	(128)

Unrealized ( loss) gain on undesignated loan commitments recognized	(3,608)	21	(3,078)	317
Gain (loss) on undesignated derivatives recognized	3,222	(143)	2,531	(239)

Net (loss) gain on undesignated derivatives	(386)	(122)	(547)	78

Unrealized (loss) gain on non-hedging derivatives	186	(13)	(38)	673

Net SFAS 133 adjustment	$(315)	$(322)	$(504)	$623

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $2.6 million at June 30, 2004 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

     Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases and sells these contracts to hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse.

     Forward loan sales commitments lock in the prices at which single-family residential loans and co-operative share loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative share loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at June 30, are as follows (dollars in thousands):

			Estimated
	Notional Amounts		Fair Value
	2004	2003	2004	2003
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$8,200	$11,100	$(78)	$119
Interest rate swap agreements	$341,925	$369,075	$2,675	$4,820
Forward sales commitments	$11,500	$34,479	$(189)	$(192)

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

     The following is the segment reporting for the six months ended June 30, 2004 and 2003 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$13,547	$6,496	$7,147	$6,852	$1,122	$35,164
Interest expense	7,299	2,899	5,849	2,981	63	19,091

Net interest income	6,248	3,597	1,298	3,871	1,059	16,073
Provision for loan losses	1,133	(85)	—	292	—	1,340
Non-interest income	3,638	1,608	17,566	1,610	135	24,557
Non-interest expense
Direct expense	3,577	2,244	2,524	1,852	6,652	16,849
Overhead and support	1,687	882	915	1,302	—	4,786

Total non-interest expense	5,264	3,126	3,439	3,154	6,652	21,635

Income (loss) before taxes	$3,489	$2,164	$15,425	$2,035	$(5,458)	$17,655

Total average assets	$481,602	$210,872	$269,557	$260,312	$167,764	$1,390,107

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2003	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$14,596	$5,541	$7,682	$4,714	$1,812	$34,345
Interest expense	7,922	2,574	6,650	1,607	188	18,941

Net interest income	6,674	2,967	1,032	3,107	1,624	15,404
Provision for loan losses	—	—	85	360	—	445
Non-interest income	4,399	1,153	23,587	2,840	392	32,371
Non-interest expense
Direct expense	3,815	2,311	989	2,711	9,166	18,992
Overhead and support	1,570	381	248	838	—	3,037

Total non-interest expense	5,385	2,692	1,237	3,549	9,166	22,029

Income (loss) before taxes	$5,688	$1,428	$23,297	$2,038	$(7,150)	$25,301

Total average assets	$453,991	$185,826	$291,026	$106,330	$203,621	$1,240,794

     The following is the segment reporting for the three months ended June 30, 2004 and 2003 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$6,851	$3,532	$3,058	$3,568	$583	$17,592
Interest expense	3,624	1,513	2,588	1,588	46	9,359

Net interest income	3,227	2,019	470	1,980	537	8,233
Provision for loan losses	1,133	(85)	—	292	—	1,340
Non-interest income	1,730	821	6,538	936	4	10,029
Non-interest expense
Direct expense	1,801	1,017	1,353	905	3,185	8,261
Overhead and support	703	389	535	645	—	2,272

Total non-interest expense	2,504	1,406	1,888	1,550	3,185	10,533

Income (loss) before taxes	$1,320	$1,519	$5,120	$1,074	$(2,644)	$6,389

Total average assets	$478,190	$220,185	$238,532	$277,319	$170,596	$1,384,822

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2003	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$7,296	$2,905	$3,740	$2,358	$537	$16,836
Interest expense	3,908	1,273	3,707	797	55	9,740

Net interest income	3,388	1,632	33	1,561	482	7,096
Provision for loan losses	—	—	—	230	—	230
Non-interest income	2,644	628	12,574	1,478	275	17,599
Non-interest expense
Direct expense	1,894	1,135	551	967	4,917	9,464

Overhead and support	1,442	218	149	473	—	2,282

Total non-interest expense	3,336	1,353	700	1,440	4,917	11,746

Income (loss) before taxes	$2,696	$907	$11,907	$1,369	$(4,160)	$12,719

Total average assets	$445,264	$188,079	$292,069	$109,696	$218,379	$1,253,487

15. LOAN SALES AND SECURITIZATIONS

     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During the six months ended June 30, 2004 and 2003, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions. The proceeds from NCB’s 2004 sales of mortgage loans for securitization were $327.8 million and generated a total of $8.2 million in retained interests. In 2003, the proceeds from NCB’s sales of mortgage loans for securitization were $324.7 million and resulted in retained interests of $20.8 million.

     In addition during the six months ended June 30, 2004 and 2003, NCB sold mortgage backed securities, generating proceeds of $81.2 million and $52.9 million and retained interests of $3.1 million and $4.9 million, respectively.

     Retained interest due to securitization activity is composed of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003
Certificated interest-only receivables	$40,988	$36,472
Non-certificated interest-only receivables	$39,323	$39,249

     The amounts below reflect the sensitivity of the fair value of interest-only receivables to a 100, 200 and 300 basis points increase at (dollars in thousands):

	June 30,	December 31,
	2004	2003
Impact of 100 basis points adverse change	$(2,969)	$(2,837)
Impact of 200 basis points adverse change	$(5,770)	$(5,509)
Impact of 300 basis points adverse change	$(8,416)	$(8,027)

The following table reflects the cash flows received from loan sales and securitization for the six months ended June 30, (dollars in thousands):

	2004	2003
Net proceeds from new securitization	$327,797	$324,728
Net proceeds from sale of Mortgage Backed Securities	$81,207	$52,914
Servicing fees received	$1,258	$1,111
Cash flows received on interest-only receivables	$8,246	$8,152

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

Introduction

     NCB provides financial and technical assistance primarily to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.

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

     NCB’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, and operating efficiency. NCB’s revenues consist primarily of interest income on loans and securities and non-interest income consisting of servicing income on securitized loans, fees and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under U.S. generally accepted accounting principles remove the loan receivables from the consolidated balance sheet. However, NCB continues to service the vast majority of the related accounts. NCB generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans.

     NCB’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including salaries and benefits), marketing expenses and income taxes.

Results of Operations

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Overview

     NCB’s net income for the six months ended June 30, 2004 was $16.4 million. This was a 29.5% or $6.9 million decrease compared with $23.3 million for the six months ended June 30, 2003. The primary factor affecting this was a $7.0 million decrease in gain on sale of loans and investments available for sale.

     Total assets marginally decreased 0.3% or $3.5 million to $1.39 billion at June 30, 2004 from $1.40 billion at December 31, 2003.

     The annualized return on average total assets was 2.4% and 3.8% for the six months ended June 30, 2004 and 2003, respectively. The annualized return on average members’ equity was 16.5% and 25.6% for the six months ended June 30, 2004 and 2003, respectively.

Net Interest Income

     Net interest income for the six months ended June 30, 2004, increased $0.7 million or 4.3% to $16.1 million compared with $15.4 million for the six months ended June 30, 2003.

     For the six months ended June 30, 2004, interest income increased by 2.4% or $0.9 million, to $35.2 million compared with $34.3 million for the six months ended June 30, 2003. While balances increased, the yield on total average earning assets declined from 5.73% in 2003 to 5.18% in 2004.

     Interest income from real estate loans increased by $0.8 million, or 4.8%. An increase in average balances of $71.4 million or 12.5% was partially offset by a decline in yields from 6.05% in 2003 to 5.64% in 2004. Commercial loans and lease interest income saw a decline of $0.3 million or 1.8%. Although average balances increased by $44.4 million, this was more than offset by a decline in yields from 6.36% in 2003 to 5.70% in 2004. Interest income from investment securities and cash equivalents increased by $0.3 million. A $42.1 million or 26.0% increase in average balances was partially offset by a decline in yields from 2.77% in 2003 to 2.45% in 2004.

     Interest expense for the six months ended June 30, 2004 increased $0.2 million or 0.8% from $18.9 million in 2003 to $19.1 million. While the overall rate on total interest bearing liabilities decreased from 3.79% in 2003 to 3.38% in 2004, this was offset by the growth in deposits. Interest expense on deposits increased $1.5 million or 33.7%. Average deposit balances grew by $149.2 million or 37.8% from June 30, 2003 to June 30, 2004, which was offset by a decline in deposit rates from 2.29% in 2003 to 2.22% in 2004. Interest expense on notes payable, which includes short and long term debt, decreased by $1.3 million or 11.3%. A 2.4% or $9.9 million decrease in average balances resulted in $0.3 million of lower interest expense. Rates also decreased from 5.30% to 4.82% resulting in a $1.0 million reduction in interest expense. Included within interest expense on notes payable is $2.8 million and $3.7 million of hedge swap expense for the six months ended June 30, 2004 and 2003, respectively. Interest expense on subordinated debt decreased by $0.1 million due primarily to a 5.2% decline in average balances from 2003 to 2004.

     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)

For the six months ended June 30, 2004 and 2003

	2004			2003
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$643,086	$18,128	5.64%	$571,701	$17,303	6.05%
Commercial loans and leases	509,824	14,532	5.70%	465,472	14,797	6.36%

Total loans and leases	1,152,910	32,660	5.67%	1,037,173	32,100	6.19%
Investment securities and cash equivalents	204,532	2,504	2.45%	162,384	2,245	2.77%

Total interest earning assets	1,357,442	35,164	5.18%	1,199,557	34,345	5.73%

Allowance for loan losses	(16,596)			(14,133)
Non-interest earning assets
Cash	19,744			34,584
Other	29,517			20,786

Total non-interest earning assets	49,261			55,370

Total assets	1,390,107			1,240,794

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	178,217	3,232	3.63%	187,969	3,346	3.56%
Notes payable	408,094	9,825	4.82%	418,013	11,081	5.30%
Deposits	543,543	6,034	2.22%	394,311	4,514	2.29%

Total interest bearing liabilities	1,129,854	19,091	3.38%	1,000,293	18,941	3.79%

Other liabilities	61,596			58,411
Members’ equity	198,657			182,090

Total liabilities and members’ equity	1,390,107			1,240,794

Net interest earning assets	$227,587	$16,073		$199,264	$15,404
Net interest revenues and spread			1.80%			1.94%
Net yield on interest earning assets			2.37%			2.57%

*	Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income

     Total non-interest income decreased $7.8 million or 24.1% from $32.4 million during the six months ended June 30, 2003 to $24.6 million in 2004. Non-interest income is composed of loan fees, gains or losses on sale of loans and securities, servicing fees, excess yield income, and other income.

     Gains on sales of loans and investment securities available for sale of $15.8 million for the six months ended June 30, 2004, represented 64.4% of non-interest income, and decreased $7.0 million from $22.8 million in 2003. There was both a lower volume of loans sold in 2004 compared with 2003, and also reduced investor spreads. Of the total gain in 2004, $3.5 million relates to the sale of $80.9 million of mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003. Of the total gain in 2003, $3.0 million relates to the sale of $55.1 million of MBS.

     The following table shows loans sold for the six months ended June 30, (dollars in thousands):

	2004	2003
Mortgage loans for securitization	$402,369	$379,894
Single family and share loans	45,513	90,944
SBA loans	983	4,663

Total	$448,865	$475,501

     NCB’s servicing fee income decreased from $2.5 million in 2003 to $2.4 million for 2004. Although there was a $0.3 million increase in loan servicing fees from a growth in volume of loans serviced from $3.0 billion as of June 30, 2003 to $3.5 billion as of June 30, 2004, this was offset by a $0.4 million reduction in lease related servicing income.

     Loan fees include those fees which NCB earns related to letter of credit fees, and late and pre-payment penalty fees. In addition, loan fees include fees earned by NCB from the administration of its grocery loan conduit program which terminated in June 2004. See Note 3 for further details. For the six months ended June 30, 2004, loan fees decreased $0.4 million from $3.7 million to $3.3 million. The primary factors affecting this decrease were a $0.9 million decrease in commercial fees and a $0.1 million decrease in real estate fees, offset by a $0.6 million increase in letter of credit fees.

     In total, non-interest income amounted to 60.4% of total net revenue (net interest income plus non-interest income) for the six months ended June 30, 2004 compared with 67.8% in 2003.

Non-interest Expense

     Non-interest expense for the six months ended June 30, 2004, decreased 1.8% or $0.4 million to $21.6 million compared with $22.0 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, decreased 0.8% or $0.1 million to $12.0 million compared to $12.1 million for the six months ended June 30, 2003.

     Contractual services increased 19.4% or $0.4 million to $2.7 million in 2004 from $2.3 million in 2003 due primarily to higher investment advisor fees.

     Non-interest expense as a percentage of average assets was 3.1% and 3.7% for the six months ended June 30, 2004 and 2003, respectively.

Results of Operations
For the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Overview

     NCB’s net income for the three months ended June 30, 2004 was $5.8 million. This was a 48.8% or $5.5 million decrease compared with $11.3 million for the three months ended June 30, 2003. The primary factor affecting this was a $7.1 million decrease in gain on sale of loans.

Net Interest Income

     Net interest income for the three months ended June 30, 2004, increased $1.1 million or 16.0% to $8.2 million compared with $7.1 million for the three months ended June 30, 2003.

     For the three months ended June 30, 2004, interest income increased by 4.5% or $0.8 million, to $17.6 million compared with $16.8 million for the three months ended June 30, 2003. While balances increased, the yield on total average earning assets declined from 5.56% in 2003 to 5.21% in 2004.

     Interest income from real estate loans decreased by $0.2 million, or 1.7%. An increase in average balances of $47.9 million or 8.3% was offset by a decline in yields from 6.32% in 2003 to 5.74% in 2004. Commercial loans and lease interest income saw an increase of $0.5 million or 7.5%. Average balances increased by $51.4 million or 11.2%, although this was partly offset by a decline in yields from 6.10% in 2003 to 5.90% in 2004. Interest income from investment securities and cash equivalents increased by $0.4 million. A $40.0 million or 22.8% increase in average balances was additionally benefited by an increase in yields from 1.66% in 2003 to 2.07% in 2004.

     Interest expense for the three months ended June 30, 2004 decreased $0.3 million or 3.9% from $9.7 million in 2003 to $9.4 million. The overall rate on total interest bearing liabilities decreased from 3.87% in 2003 to 3.34% in 2004, which was offset by the growth in deposits. Interest expense on deposits increased $0.9 million or 37.2%. Deposit balances grew by $159.1 million or 38.0% from June 30, 2003 to June 30, 2004. Interest expense on notes payable, which includes short and long term debt, decreased by $1.2 million or 20.9%. An 8.3% or $33.1 million decrease in average balances resulted in $0.4 million of lower interest expense. Rates also decreased from 5.73% to 4.94%. Interest expense on subordinated debt decreased by $0.1 million due primarily to a 5.3% decline in average balances from 2003 to 2004.

     See Table 1A and Table 2 for detailed information of the increases and decreases in interest income and interest expense.

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)

For the three months ended June 30, 2004 and 2003

	2004			2003
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$622,612	$8,928	5.74%	$574,710	$9,084	6.32%
Commercial loans and leases	511,810	7,551	5.90%	460,398	7,023	6.10%

Total loans and leases	1,134,422	16,479	5.81%	1,035,108	16,107	6.22%
Investment securities and cash equivalents	215,338	1,113	2.07%	175,376	728	1.66%

Total interest earning assets	1,349,760	17,592	5.21%	1,210,484	16,835	5.56%

Allowance for loan losses	(16,502)			(13,808)
Non-interest earning assets
Cash	22,604			32,204
Other	28,960			24,607

Total non-interest earning assets	51,564			56,811

Total assets	1,384,822			1,253,487

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	177,963	1,623	3.65%	187,870	1,677	3.57%
Notes payable	366,664	4,530	4.94%	399,750	5,725	5.73%
Deposits	577,470	3,206	2.22%	418,380	2,337	2.23%

Total interest bearing liabilities	1,122,097	9,359	3.34%	1,006,000	9,739	3.87%

Other liabilities	61,258			62,772
Members’ equity	201,467			184,715

Total liabilities and members’ equity	1,384,822			1,253,487

Net interest earning assets	$227,663	$8,233		$204,484	$7,096
Net interest revenues and spread			1.87%			1.69%
Net yield on interest earning assets			2.44%			2.34%

*	Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income

     Total non-interest income decreased $7.6 million or 43.0% from $17.6 million during the three months ended June 30, 2003 to $10.0 million in 2004.

     Gains on sales of loans of $5.4 million for the three months ended June 30, 2004, represented 54.0% of non-interest income, and decreased $7.1 million from $12.5 million in 2003. The volume of loans sold in the second quarter of 2004 was $159.7 million or 27.2% lower compared with $219.3 million sold in the second quarter of 2003. In addition, investor spreads declined in the second quarter of 2004 compared with the same period in 2003.

     NCB’s servicing fee income for the three months ended June 30 remained flat at $1.2 million for 2004 and 2003. Although there was a $0.2 million increase in loan servicing fees from a growth in volume of loans serviced, this was offset by a $0.2 million reduction in lease related servicing income.

     For the three months ended June 30, 2004, loan fees decreased $0.2 million from $1.9 million to $1.7 million. The primary factors affecting this decrease were a $0.8 million decrease in Commercial fees offset by a $0.3 million increase in letter of credit fees and a $0.2 million increase in real estate fees.

     In total, non-interest income amounted to 54.9% of total net revenue (net interest income plus non-interest income) for the three months ended June 30, 2004 compared with 71.3% in 2003.

Non-interest Expense

     Non-interest expense for the three months ended June 30, 2004, decreased 10.3% or $1.2 million to $10.5 million compared with $11.7 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, decreased 3.6% or $0.3 million from $5.9 million in 2003 to $5.6 million for the three months ended June 30, 2004. The second quarter of 2003 included a charge of $1.4 million related to a write down of a retail grocery loan held for sale.

Table 2
Changes in Net Interest Income
(dollars in thousands)
For the six months ended June 30, 2004 compared to June 30, 2003

		2004 Compared to 2003
		Increase(decrease)
		due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Cash equivalents and investment securities	$596	$(337)	$259
Commercial loans and leases	1,340	(1,605)	(265)
Real estate loans	2,063	(1,238)	825

Total interest income	3,999	(3,180)	819

Interest Expense
Deposits	1,660	(140)	1,520
Notes payable	(258)	(998)	(1,256)
Subordinated debt	(176)	62	(114)

Total interest expense	1,226	(1,076)	150

Net interest income	$2,773	$(2,104)	$669

Changes in Net Interest Income
(dollars in thousands)
For the three months ended June 30, 2004 compared June 30, 2003

		2004 Compared to 2003
		Increase(decrease)
		due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Cash equivalents and investment securities	$186	$199	$385
Commercial loans and leases	765	(237)	528
Real estate loans	722	(878)	(156)

Total interest income	1,673	(916)	757

Interest Expense
Deposits	883	(14)	869
Notes payable	(448)	(747)	(1,195)
Subordinated debt	(90)	36	(54)

Total interest expense	345	(725)	(380)

Net interest income	$1,328	$(191)	$1,137

*	Average monthly balances
**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate: in proportion to the absolute dollar amounts in each.

Credit Quality

     The allowance for loan losses decreased 6.7% to $16.0 million as of June 30, 2004 from $17.1 million at December 31, 2003. The allowance for loan losses was deemed adequate as of June 30, 2004 and December 31, 2003. The allowance was impacted by loans charged-off of $4.2 million, and recoveries of loans previously charged-off of $1.7 million. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.6% and 1.9% at June 30, 2004 and December 31, 2003, respectively. A $1.3 million provision for loan losses was recorded in the six months ended June 30, 2004 compared with $0.4 million for the same period in 2003.

     Total impaired assets (non-accruing and foreclosed real estate owned) increased to $12.7 million at June 30, 2004 from $1.8 million at December 31, 2003 due principally to the bankruptcy filing of a non-profit continuing care provider. As a result of the filing the $7.5 million outstanding balance of the loan was placed in non-accrual status. Additionally, $4.1 million of the outstanding loan balance relating to a telecommunications provider was placed in non-accrual status in the second quarter of 2004. NCB had no foreclosed real estate at June 30, 2004 compared to $0.1 million at December 31, 2003. At June 30, 2004 and December 31, 2003, impaired assets as a percentage of Members’ Equity were 6.4% and 0.9%, respectively. The allowance as a percentage of non-accruing loans was 125% at June 30, 2004 compared with 971% at December 31, 2003.

See Table 3

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,
	2004	2004	2003	2003
Real estate owned	$—	—	74	158
Non-accruing loans	12,744	9,644	1,760	3,899

Total	$12,744	9,644	1,834	4,057

Percentage of loans and lease financing outstanding	1.27%	1.04%	0.21%	0.49%

Uses of Funds

Loans and Leases

     Loans and leases, including loans held for sale, outstanding were $1.2 billion at June 30, 2004 and $1.1 billion at December 31, 2003.

     The commercial loan and lease portfolio increased 10.0% to $530.6 million at June 30, 2004 compared with $482.4 million at December 31, 2003 due principally to the termination of the grocery loan conduit program in June 2004. $33.2 million of loans were repurchased out of this program and an additional $23.8 million were transferred from Loans Held for sale into the portfolio.

     NCB’s real estate portfolio increased 15.3% to $470.2 million for the six months ended June 30, 2004 from $407.7 million at December 31, 2003 due primarily to an increase in cooperative share loans. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family mortgage and share loans.

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

Cash, Cash Equivalents, and Investment Securities

     Cash, cash equivalents, and investment securities decreased 19.7% or $41.4 million to $168.3 million at June 30, 2004 compared with $209.7 million at December 31, 2003 due primarily to the sale of $81.1 million in MBS in the first quarter of 2004 partially offset by a $26.4 million increase in cash equivalents and a $17.4 million increase in other investment securities available for sale.

Interest Bearing Liabilities

     Per Table 4, interest bearing liabilities decreased $2.9 million from $1,142.4 million at December 31, 2003 to $1,139.5 million at June 30, 2004.

     For the six months ended June 30, 2004, deposits at NCB, FSB, increased 21.5% to $592.2 million from $487.2 million at December 31, 2003. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at June 30, 2004 and December 31, 2003 was 2.1%. The average maturity of the certificates of deposit at June 30, 2004 was 22.7 months compared with 19.8 months at December 31, 2003 reflecting a continued shift to longer term maturities. Although NCB relies heavily on funds raised through the capital markets, deposits are an increasing element of interest bearing liabilities – 52.0% as of June 30, 2004 compared with 42.6% at December 31, 2003. Management anticipates that deposits will represent an increasing portion of its funding structure.

     At June 30, 2004 total short-term and long-term borrowings (including subordinated debt) decreased $107.9 million or 16.5% from $655.2 million at December 31, 2003 to $547.3 million at June 30, 2004. NCB, FSB had no advances from the Federal Home Loan Bank (FHLB) at June 30, 2004 compared to $102.0 million at December 31, 2003. At June 30, 2004, included in the short-term borrowings were revolving lines of credit of $25.0 million, commercial paper with a face value of $143.0 million and $27.0 million in borrowings from cooperative customers.

     At December 31, 2003, included in the short-term borrowings were revolving lines of credit of $25.0 million, commercial paper with a face value of $111.6 million, and $12.0 million in borrowings from cooperative customers and $50.0 million of the current portion of long term debt.

     At June 30, 2004, NCB had $350.0 million of committed revolving lines of credit available of which $25.0 million was outstanding, the same amount at December 31, 2003. $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had bid lines available of $22.5 million and outstanding of $0 at June 30, 2004 and December 31, 2003.

     At June 30, 2004 and December 31, 2003, under its Medium Term Note Program NCB had remaining authority approval to issue up to $176.0 million and $206.0 million, respectively. As of June 30, 2004 and December 31, 2003 NCB had $40.0 million and $70.0 million, respectively, outstanding under this program. In addition, as of June 30, 2004 and December 31, 2003, NCB had outstanding $135.0 million and $155.0 million, respectively, of private placements issued to various institutional investors. Of these amounts there was no principal balance due within twelve months at June 30, 2004 compared with $20.0 million due within twelve months at December 31, 2003. At June 30, 2004 NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Table 4
Interest Bearing Liabilities
(dollars in thousands)

	June 30,	December 31,
	2004	2003	% Change
Deposits	$592,188	$487,221	21.5%
Short-term debt*	193,829	299,951	-35.4%
Long-term debt	174,879	176,712	-1.0%
Subordinated debt*	128,058	128,000	0.0%
Junior subordinated debt	50,547	50,547	0.0%

Total	$1,139,501	$1,142,431	-0.3%

*	Includes current portion

Contractual Obligations

     NCB has various financial obligations, including contractual obligations that may require future cash payments. At June 30, 2004 there were no material changes to either the type or maturity of contractual obligations from December 31, 2003.

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

Provision for Income Taxes

     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.2 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB’s market risk profile occurred from December 31, 2003 to June 30, 2004.

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

Date: August 16, 2004

By:	/s/ Richard L. Reed

Richard L. Reed,
Managing Director,
Chief Financial Officer

By:	/s/ E. Michael Ramberg

E. Michael Ramberg
Vice President,
Corporate Controller