Form 10-Q
period 2004-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2004-11-15
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 2-99779

National Consumer Cooperative Bank

(Exact name of registrant as specified in its charter)

(12 U.S.C. Section 3001 et. seq.)	52-1157795
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1725 Eye Street N.W., Suite 600 Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (202) 336-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at September 30, 2004

Class C
(Common stock, $100.00 par value)	227,582

Class B
(Common stock, $100.00 par value)	1,377,162

Class D
(Common stock, $100.00 par value)	1

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Balance Sheets – September 30, 2004 (unaudited) and December 31, 2003	3
	Consolidated Statements of Income – for the three and nine months ended September, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Comprehensive Income – for the nine months ended September 30, 2004 and 2003 (unaudited)	5
	Consolidated Statements of Changes in Members’ Equity – for the nine months ended September 30, 2004 and 2003 (unaudited)	6
	Consolidated Statements of Cash Flows – for the nine months ended September 30, 2004 and 2003 (unaudited)	7-8
	Condensed Notes to the Consolidated Financial Statements – September 30, 2004 (unaudited)	9-21
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations – for the nine and three months ended September 30, 2004 and 2003 (unaudited)	22-32
Item 3	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4	Controls and Procedures	33
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	33
Item 6	Exhibits	33
Signature page		34

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents	$58,033,271	$54,973,344
Restricted cash	4,975,667	9,024,631
Investment securities
Available-for-sale	90,272,962	153,987,320
Held-to-maturity	2,075,972	711,569
Loans held for sale	317,823,047	238,564,404
Loans and lease financing	1,061,702,706	890,104,691
Less: Allowance for loan losses	(17,031,097)	(17,098,008)

Net loans and lease financing	1,044,671,609	873,006,683
Other assets	70,822,125	67,979,382

Total assets	$1,588,674,653	$1,398,247,333

Liabilities and Members’ Equity
Liabilities
Deposits	$578,062,151	$487,221,075
Patronage dividends payable in cash	6,718,461	11,364,929
Other liabilities	58,457,931	51,694,340
Borrowings
Short-term	389,270,227	249,950,613
Long-term
Current	—	50,000,000
Non-current	176,046,996	176,712,101
Subordinated debt
Current	2,500,000	—
Non-current	125,587,458	127,999,760
Junior subordinated debt	50,547,000	50,547,000

Total borrowings	743,951,681	655,209,474

Total liabilities	1,387,190,224	1,205,489,818

Members’ equity
Common stock
Class B	137,716,166	127,156,240
Class C	22,758,249	22,790,248
Class D	100	300
Retained earnings
Allocated	9,616,209	16,732,958
Unallocated	28,219,217	22,059,352
Accumulated other comprehensive income	3,174,488	4,018,417

Total members’ equity	201,484,429	192,757,515

Total liabilities and members’ equity	$1,588,674,653	$1,398,247,333

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans and lease financing	$17,872,335	$14,100,371	$50,532,619	$46,200,817
Investment securities	1,109,407	1,424,378	3,613,110	3,669,519

Total interest income	18,981,742	15,524,749	54,145,729	49,870,336

Interest expense
Deposits	3,387,046	2,452,468	9,421,416	6,966,277
Short-term borrowings	1,364,520	2,266,836	3,835,454	7,645,975
Long-term debt, other borrowings and subordinated debt	5,714,630	4,147,251	16,300,774	13,195,411

Total interest expense	10,466,196	8,866,555	29,557,644	27,807,663

Net interest income	8,515,546	6,658,194	24,588,085	22,062,673
Provision for loan losses	1,046,867	707,024	2,387,011	1,152,024

Net interest income after provision for loan losses	7,468,679	5,951,170	22,201,074	20,910,649

Non-interest income
(Loss) gain on sale of loans	(919,062)	6,409,047	12,062,078	26,864,812
Gain on sale of investments available-for-sale	—	—	3,464,955	2,960,698
Letter of credit fees	1,182,765	812,766	3,085,163	2,150,780
Servicing fees	1,008,046	1,376,965	3,057,976	3,324,408
Excess yield income	859,561	862,201	2,762,460	3,216,687
Other	884,800	1,890,513	3,140,496	5,204,900

Total non-interest income	3,016,110	11,351,492	27,573,128	43,722,285

Non-interest expense
Compensation and employee benefits	5,271,343	5,757,112	17,237,857	17,816,846
Contractual services	1,222,153	1,514,275	3,968,843	3,814,090
Occupancy and equipment	1,321,048	1,324,515	3,884,263	3,655,520
Information systems	711,021	810,757	1,900,289	1,702,320
Corporate development	391,554	728,398	1,089,597	1,608,630
Travel and entertainment	355,180	417,489	1,054,847	1,070,662
Write down of loan held for sale	—	—	—	1,360,000
Loan servicing costs	384,122	346,859	1,105,318	982,929
Other	316,518	674,471	1,367,369	1,592,077

Total non-interest expense	9,972,939	11,573,876	31,608,383	33,603,074

Net income before taxes	511,850	5,728,786	18,165,819	31,029,861
(Benefit) provision for income taxes	(152,207)	923,019	1,079,526	2,944,387

Net income	$664,057	$4,805,767	$17,086,293	$28,085,473

Distribution of net income
Patronage dividends	$619,928	$4,312,469	$16,628,200	$26,063,149
Retained earnings	44,129	493,298	458,093	2,022,324

	$664,057	$4,805,767	$17,086,293	$28,085,473

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
For the nine months ended September 30, 2004 and 2003

	2004	2003
Net income	$17,086,293	$28,085,473
Other comprehensive income
Unrealized holding loss before tax on available for sale investment securites and non-certificated interest only receivables	(849,548)	(1,943,606)
Tax effect	5,619	266

Comprehensive income	$16,242,364	$26,142,133

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2004 and 2003
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members'
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2003	$149,946,788	$16,732,958	$22,059,352	$4,018,417	$192,757,515
Net income	—	—	17,086,293	—	17,086,293
Adjustment to prior year dividends	23,925	(23,925)	72,556	—	72,556
Cancellation of stock	(6,362,310)	(120,491)	5,874,641	—	(608,160)
Other dividends declared	—	—	(245,425)	—	(245,425)
2003 patronage dividends
Distributed in stock	16,866,112	(16,866,112)	—	—	—
2004 patronage dividends
To be distributed in cash	—	—	(6,734,421)	—	(6,734,421)
Retained in form of equity	—	9,893,779	(9,893,779)	—	—
Unrealized loss on available for sale investment securities and non-certificated interest-only receivables, net	—	—	—	(843,929)	(843,929)

Balance, September 30, 2004	$160,474,515	$9,616,209	$28,219,217	$3,174,488	$201,484,429

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members'
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2002	$140,275,903	$10,199,251	$17,384,903	$7,617,241	$175,477,298
Net income	—	—	28,085,473	—	28,085,473
Adjustment to prior year dividends	—	—	40,061	—	40,061
Cancellation of Stock	(573,690)	35,606	369,076	—	(169,008)
Other dividends declared	—	—	(291,999)	—	(291,999)
2002 patronage dividends
Distributed in stock	10,276,957	(10,276,957)	—	—	—
2003 patronage dividends
To be distributed in cash	—	—	(11,728,417)	—	(11,728,417)
Retained in form of equity	—	14,334,732	(14,334,732)	—	—
Unrealized loss on available for sale investment securities and non-certificated interest-only receivables, net	—	—	—	(1,943,340)	(1,943,340)

Balance, September 30, 2003	$149,979,170	$14,292,632	$19,524,365	$5,673,901	$189,470,068

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities
Net Income	$17,086,293	$28,085,473
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,387,011	1,152,024
Provision for losses on unfunded commitments	217,690	(598,926)
Amortization of interest-only-receivables	7,776,824	7,872,656
Depreciation and amortization, other	2,680,044	2,383,471
Gain on sale of loans	(12,062,078)	(26,864,812)
Gain on sale of investment securities available-for-sale	(3,464,955)	(2,960,698)
Loans originated for sale net of principal collections	(505,999,268)	(626,130,080)
Proceeds from sale of loans held for sale	400,022,192	583,060,939
Write off of loan held for sale	—	1,360,000
(Increase) decrease in other assets	(2,288,588)	400,084
(Decrease) increase in other liabilities	(7,129,520)	10,042,193

Net cash provided by operating activities	(100,774,355)	(22,197,676)

Cash flows from investing activities
Decrease (increase) in restricted cash	4,048,964	(4,164,538)
Purchase of investment securities
Available-for-sale	(133,848,706)	(32,154,250)
Held-to-maturity	(1,416,170)	(50,000)
Proceeds from maturities of investment securities
Available-for-sale	120,536,640	32,346,710
Held-to-maturity	51,768	119,100
Proceeds from the sale of investment securities
Available-for-sale	81,207,186	52,930,830
Net increase in loans and lease financing	(101,748,178)	(20,973,849)
Purchases of portfolio loans	(33,185,557)	(50,027,955)
Purchases of premises and equipment	(740,530)	(1,559,033)

Net cash used in investing activities	(65,094,583)	(23,532,985)

Cash flows from financing activities
Net increase in deposits	90,841,076	78,173,979
Net increase (decrease) in short-term borrowings	139,715,000	(50,282,000)
Proceeds from issuance of long-term debt	—	65,000,000
Repayment on long-term debt	(50,000,000)	(40,000,000)
Patronage dividend paid	(11,381,786)	(8,556,740)
Other Dividends paid	(245,425)	(291,999)

Net cash provided by financing activities	168,928,865	44,043,240

Increase (decrease) in cash and cash equivalents	3,059,927	(1,687,421)
Cash and cash equivalents, beginning of year	54,973,344	71,962,441

Cash and cash equivalents, end of period	$58,033,271	$70,275,020

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of tax	$(843,929)	$(1,943,340)
Loans transferred to other real estate owned	—	158,069
Warehouse loans transferred to portfolio	11,096,830	4,788,788
Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International	23,826,307	—
Common stock cancelled and loan losses recovered against allowance for loan losses	719,313	—
Interest paid	26,847,812	26,293,177
Income taxes paid	962,028	2,648,604

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

1.       BASIS OF PRESENTATION

     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for all of 2004. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

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

     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of September 30, 2004, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2003 financial statements. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

     NCB enters into rate lock commitments to originate loans whereby the interest rate on the loan is set prior to funding. In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, which provides guidance regarding loan commitments that are accounted for as derivative instruments under Financial Accounting Standards Board (“FASB”) No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. In anticipation of this Bulletin, NCB prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, the value expected to be created from the eventual sale of the loan that had previously been recorded at the initiation of the rate lock is not recognized until the underlying loans are sold. If NCB had not implemented this new policy the impact on NCB’s results of operations in the first quarter of 2004 would have been to increase non-interest income by $1.6 million. The impact the new policy will have on NCB’s results of operations in future periods will be significantly influenced by the volume of salable rate lock commitments and by the timing of when loan sales are executed. Rate locks are highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions. Therefore, NCB cannot provide a reliable estimate of the impact this change will have to its future results of operations.

3.       CASH AND CASH EQUIVALENTS

     The composition of cash and cash equivalents is as follows:

	September 30,	December 31,
	2004	2003
Cash in bank	$43,312,701	$36,638,793
Overnight investments	14,720,570	18,334,551

Total	$58,033,271	$54,973,344

     In addition, there was restricted cash of $4.9 million and $9.0 million as of September 30, 2004 and December 31, 2003, respectively. The $4.9 million of restricted cash at September 30, 2004 and December 31, 2003 relates to a recourse obligation as discussed in Note 8. The remaining restricted cash of $4.1 million at December 31, 2003 related to the Loan Purchase Sale Agreement of the grocery loan conduit program with Rabobank International which was terminated in June, 2004.

4.       INVESTMENT SECURITIES

The composition of available-for-sale investment securities at September 30, 2004, is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$46,752,462	$6,606	$165,548	$46,593,520
Mortgage-backed securities	587	—	—	587
Corporate bonds	2,035,734	3,114	5,158	2,033,690
Mutual funds	1,400,224	—	111,459	1,288,765
Interest-only receivables	40,219,794	545,826	409,220	40,356,400

Total	$90,408,801	$555,546	$691,385	$90,272,962

     As of September 30, 2004, NCB does not believe it has any other-than-temporary impairments as defined in Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, as currently drafted.

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

     During the nine months ended September 30, 2004 NCB sold $80.9 million of mortgage-backed securities, generating proceeds of $81.2 million and a net gain on sale of $3.5 million.

5.       LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at September 30, 2004, and December 31, 2003 are $3.4 billion and $3.3 billion, respectively.

6.       LOANS AND LEASE FINANCING

     Loans and leases outstanding by category are as follows:

	September 30,	December 31,
	2004	2003
Commercial loans	$515,831,839	$440,288,738
Real estate loans:
Residential	512,036,151	403,475,045
Commercial	4,178,512	4,243,231
Lease financing	29,656,204	42,097,677

Total	$1,061,702,706	$890,104,691

7.       LOANS HELD FOR SALE

     Loans held for sale by category are as follows:

	September 30,	December 31,
	2004	2003
Commercial loans	$—	$18,369,309
Real estate loans:
Residential	285,848,576	207,025,345
Commercial	31,974,471	13,169,750

Total	$317,823,047	$238,564,404

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

     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of September 30, 2004 and December 31, 2003. The unpaid principal balance of the loans covered by the Agreement was $282.6 million as of September 30, 2004 compared with $287.9 million as of December 31, 2003. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of September 30, 2004 the unpaid principal balance was $108.3 million. At December 31, 2003 the unpaid principal balance was $110.1 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

9.       IMPAIRED ASSETS

     Impaired assets, comprising non-accrual loans and real estate owned, totaled $18.8 million and $1.8 million at September 30, 2004 and December 31, 2003, respectively. The average balance of impaired loans was $9.7 million and $3.1 million for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Specific allowances of $2.8 million and $0.4 million were established at September 30, 2004 and December 31, 2003, respectively.

     In September 2004, the $4.8 million outstanding balance of a grocery chain loan was placed in non-accrual status as a response to poor operating performance by the organization.

     In June 2004 NCB charged $2.2 million of the outstanding balance of $6.3 million of a loan to a telecommunications provider to the allowance for loan losses. The remaining balance of $4.1 million was placed in non-accrual status.

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

     Reserves at September 30, 2004 were deemed to be adequate to cover the estimated loss exposure related to the above loans.

     At September 30, 2004 and December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At September 30, 2004 and December 31, 2003, there was $0.1 million real estate owned property.

10.       ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

     The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30:

	2004	2003
Balance at January 1	$17,098,008	$14,580,619
Provision for loan losses	2,387,011	1,152,024
Charge-offs	(4,374,393)	(1,418,865)
Recoveries of loans previously charged-off	1,920,471	2,356,553

Balance at September 30	$17,031,097	$16,670,331

     The allowance for loan losses was 1.6% and 1.9% of loans and lease financing, excluding loans held for sale, at September 30, 2004 and December 31, 2003, respectively.

     As detailed in Note 9, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In February 2004 NCB charged $1.9 million to the allowance for loan losses. In June 2004 $2.2 million relating to a telecommunications provider was also charged to the allowance.

     Recoveries of loans of $1.9 million includes $0.7 million related to the cancellation of stock from a corporation whose outstanding balance of $0.7 million had previously been charged off. NCB determined that the corporation no longer exists, and, in accordance with NCB’s bylaws and capitalization policy, the stock was cancelled and applied to the allowance for loan losses.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the nine months ended September 30:

	2004	2003
Balance at January 1	$1,090,374	$1,689,300
Provision for losses	217,690	(598,926)

Balance at September 30	$1,308,064	$1,090,374

11.       OTHER ASSETS

     At September 30, 2004 and December 31, 2003, other assets consisted of the following:

	September 30,	December 31,
	2004	2003
Interest-only receivables	$38,848,896	$39,248,721
Valuation of letters of credit	6,078,300	5,040,118
Premises and equipment	5,070,041	5,401,320
Accrued interest receivables	6,038,100	5,354,661
Federal Home Loan Bank stock	4,724,100	3,967,100
Mortgage servicing rights	2,712,810	2,457,882
Derivative assets — rate lock commitments	1,389,839	323,171
Other	5,960,039	6,186,409

Total other assets	$70,822,125	$67,979,382

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

     NCB, FSB’s capital exceeded the minimum capital requirements at September 30, 2004 and December 31, 2003, respectively. The following table summarizes NCB, FSB’s capital at September 30, 2004 and December 31, 2003:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Tangible Capital (to tangible assets)	$72,049,000	8.38%	$12,899,775	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	75,732,000	10.77%	56,234,400	8.00%	$70,293,000	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	71,886,000	10.23%	N/A	N/A	42,175,800	6.00%
Core Capital (to adjusted tangible assets)	72,049,000	8.38%	34,399,400	4.00%	42,999,250	5.00%
As of December 31, 2003:
Tangible Capital (to tangible assets)	$59,791,000	9.02%	$9,947,355	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	62,578,000	13.05%	38,360,872	8.00%	$47,951,090	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	59,592,000	12.43%	N/A	N/A	28,770,654	6.00%
Core Capital (to adjusted tangible assets)	59,791,000	9.02%	26,526,280	4.00%	33,157,850	5.00%

     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At September 30, 2004, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

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

     Issuance fees associated with the standby letters of credit range from 1.00% to 2.50% of the commitment amount. The standby letters of credit mature throughout 2004 to 2009.

     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at September 30, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2004	2003	2004	2003
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$580,750	$464,365	$2,904	$2,322
Rate lock commitments to extend credit	$122,674	$137,158	$1,626	$3,041
Standby letters of credit	$230,384	$236,212	$10,443	$8,624

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, an asset and a corresponding liability of $6.1 million were recorded in Other assets and Other liabilities in the Consolidated Balance Sheet at September 30, 2004 representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002. The corresponding amount at December 31 2003 was $5.0 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

     In accordance with Statement of Financial Accounting Standards No. 133. “Accounting for Derivative Instruments and Hedging Activities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105 (SAB 105), an asset of $1.4 million was recorded in Other assets in the Consolidated Balance Sheet at September 30, 2004 representing the fair value of rate lock commitments related to loans intended to be sold after they are funded. At December 31, 2003, under the prior accounting treatment, an asset of $0.3 million was recorded in Other assets.

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

     Results related to the hedging of warehouse loans, mortgage-backed securities held for sale, and rate lock commitments are summarized below and included in the caption entitled “Gain on Sale of Loans” in the accompanying consolidated statements of income for (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Unrealized (loss) gain on designated derivatives recognized	$(9,776)	$4,930	(8,053)	8,547
(Decrease) increase in value of warehouse loans	9,850	(5,155)	7,476	(6,638)
Increase (decrease) in value of investment securities held-for sale	—	62	732	(2,200)

Net hedge ineffectiveness	74	(163)	155	(291)

Unrealized gain on undesignated loan commitments recognized	3,460	1,437	382	1,754
Loss on undesignated derivatives recognized	(4,467)	(1,736)	(1,936)	(1,976)

Net loss on undesignated derivatives	(1,007)	(299)	(1,554)	(222)

Unrealized gain (loss) on non-hedging derivatives	22	293	(16)	966

Net SFAS 133 adjustment	$(911)	$(169)	(1,415)	453

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $1.3 million at September 30, 2004 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     Forward loan sales commitments lock in the prices at which single-family residential loans, co-operative share loans and co-operative blanket loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative share loans and for up to a twelve month period for the origination of co-operative blanket loans. Some of the rate lock commitments for single-family residential and co-operative share loans will ultimately expire without being completed. The rate lock commitments for co-operative blanket loans rarely expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at September 30, are as follows (dollars in thousands):

			Estimated
	Notional Amounts		Fair Value
	2004	2003	2004	2003
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$14,000	$9,100	$(29)	$(412)
Interest rate swap agreements	$389,633	$434,036	$(8,234)	$5,236
Forward sales commitments	$53,870	$27,317	$(1,772)	$(707)

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

     The following is the segment reporting for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

2004		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$20,705	$10,008	$11,083	$10,744	$1,606	$54,146
Interest expense	11,260	$4,420	$8,968	$4,814	$96	29,558

Net interest income	9,445	5,588	2,115	5,930	1,510	24,588
Provision for loan losses	1,995	102	—	290	—	2,387
Non-interest income	5,240	2,375	17,239	2,273	446	27,573
Non-interest expense
Direct expense	5,070	3,582	3,774	2,873	9,144	24,443
Overhead and support	2,504	1,305	1,346	2,010	—	7,165

Total non-interest expense	7,574	4,887	5,120	4,883	9,144	31,608

Income (loss) before taxes	$5,116	$2,974	$14,234	$3,030	$(7,188)	$18,166

Total average assets	$503,035	$217,981	$280,452	$290,449	$137,654	$1,429,572

2003		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$21,343	$8,347	$10,392	$7,236	$2,552	$49,870
Interest expense	11,780	3,912	9,008	2,783	324	27,807

Net interest income	9,563	4,435	1,384	4,453	2,228	22,063
Provision for loan losses	—	—	—	1,152	—	1,152
Non-interest income	7,656	2,074	29,093	4,107	792	43,722
Non-interest expense
Direct expense	5,744	4,094	1,392	4,231	14,028	29,489
Overhead and support	1,708	687	446	1,273	—	4,114

Total non-interest expense	7,452	4,781	1,838	5,504	14,028	33,603

Income (loss) before taxes	$9,767	$1,728	$28,639	$1,904	$(11,008)	$31,030

Total average assets	$453,177	$188,437	$262,801	$122,886	$227,499	$1,254,800

     The following is the segment reporting for the three months ended September 30, 2004 and 2003 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$7,159	$3,512	$3,936	$3,892	$483	$18,982
Interest expense	3,829	1,566	3,067	1,813	191	10,466

Net interest income	3,330	1,946	869	2,079	292	8,516
Provision for loan losses	863	186	—	(2)	—	1,047
Non-interest income	1,741	767	(344)	663	189	3,016
Non-interest expense
Direct expense	1,425	1,338	1,167	1,021	2,617	7,568
Overhead and support	804	444	463	694	—	2,405

Total non-interest expense	2,229	1,782	1,630	1,715	2,617	9,973

Income (loss) before taxes	$1,979	$745	$(1,105)	$1,029	$(2,136)	$512

Total average assets	$513,192	$231,631	$287,781	$328,181	$129,135	$1,489,919

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2003	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$6,747	$2,806	$2,710	$2,521	$741	$15,525
Interest expense	3,858	1,338	2,358	1,176	137	8,867

Net interest income	2,889	1,468	352	1,345	604	6,658
Provision for loan losses	—	—	—	707	—	707
Non-interest income	3,257	921	5,505	1,267	402	11,352
Non-interest expense
Direct expense	1,928	1,783	404	1,520	4,862	10,497
Overhead and support	138	306	198	435	—	1,077

Total non-interest expense	2,066	2,089	602	1,955	4,862	11,574

Income (loss) before taxes	$4,080	$300	$5,255	$(50)	$(3,856)	$5,729

Total average assets	$451,978	$190,657	$201,342	$152,278	$291,380	$1,287,635

15.       LOAN SALES AND SECURITIZATIONS

     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During the nine months ended September 30, 2004 and 2003, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions. The proceeds from NCB’s 2004 sales of mortgage loans for securitization were $327.2 million and generated a total of $8.2 million in retained interests. In 2003, the proceeds from NCB’s sales of mortgage loans for securitization were $430.9 million and resulted in retained interests of $26.2 million.

     In addition during the nine months ended September 30, 2004 and 2003, NCB sold mortgage backed securities, generating proceeds of $81.2 million and $52.9 million and retained interests of $3.1 million and $4.9 million, respectively.

     Retained interest due to securitization activity is composed of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Certificated interest-only receivables	$40,356	$36,472
Non-certificated interest-only receivables	$38,849	$39,249

     The amounts below reflect the sensitivity of the fair value of interest-only receivables to a 100, 200 and 300 basis points increase in interest rates at (dollars in thousands):

	September 30	December 31,
	2004	2003
Impact of 100 basis points adverse change	$(2,908)	$(2,837)
Impact of 200 basis points adverse change	$(5,663)	$(5,509)
Impact of 300 basis points adverse change	$(8,247)	$(8,027)

     The following table reflects the cash flows received from loan sales and securitization for the nine months ended September 30, (dollars in thousands):

	2004	2003
Net proceeds from new securitization	$327,210	$430,921
Net proceeds from sale of mortgage backed securities	$81,207	$52,914
Servicing fees received	$1,902	$1,857
Cash flows received on interest-only receivables	$12,422	$12,074

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

     Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

     On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

     As of September 30, 2004, NCB does not believe it has any other-than-temporary impairments as defined in Issue 03-1 as currently drafted.

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

Results of Operations
For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Overview

     NCB’s net income for the nine months ended September 30, 2004 was $17.1 million. This was a 39.2% or $11.0 million decrease compared with $28.1 million for the nine months ended September 30, 2003. The primary factors affecting this decrease in net income were a $14.8 million decrease in gain on sale of loans and investments available for sale, offset by a $2.5 million increase in net interest income and a $2.0 million decline in non-interest expense.

     Total assets increased 13.6% or $190.4 million to $1.59 billion at September 30, 2004 from $1.40 billion at December 31, 2003.

     The annualized return on average total assets was 1.6% and 3.0% for the nine months ended September 30, 2004 and 2003, respectively. The annualized return on average members’ equity was 11.4% and 20.3% for the nine months ended September 30, 2004 and 2003, respectively.

Net Interest Income

     Net interest income for the nine months ended September 30, 2004, increased $2.5 million or 11.4% to $24.6 million compared with $22.1 million for the nine months ended September 30, 2003.

     For the nine months ended September 30, 2004, interest income increased by 8.6% or $4.3 million, to $54.1 million compared with $49.9 million for the nine months ended September 30, 2003. While balances increased, the yield on total average earning assets declined from 5.52% in 2003 to 5.16% in 2004.

     Interest income from real estate loans increased by $4.1 million, or 16.5% from $24.5 million for the nine months ended September 30, 2003 to $28.6 million for the nine months ended September 30, 2004. An increase in average balances of $121.8 million or 21.7% was partially offset by a decline in yields from 5.82% in 2003 to 5.57% in 2004. Commercial loans and lease interest income saw an increase of $0.3 million or 1.3%. Although average balances increased by $53.5 million, this was offset by a decline in yields from 6.21% in 2003 to 5.64% in 2004. Interest income from investment securities and cash equivalents decreased by $0.1 million. A $20.0 million or 11.4% increase in average balances was partially offset by a decline in yields from 2.77% in 2003 to 2.45% in 2004.

     Interest expense for the nine months ended September 30, 2004 increased $1.8 million or 6.3% from $27.8 million in 2003 to $29.6 million. Interest expense on deposits increased $2.5 million or 35.2%. While the overall rate on total interest bearing liabilities decreased from 3.68% in 2003 to 3.37% in 2004, this was offset by the 35.6% growth in average deposit balances from September 30, 2003 to September 30, 2004. Interest expense on notes payable declined by $0.7 million or 4.2% due primarily to rates decreasing from 5.17% to 4.64%. Included within interest expense on notes payable is $4.6 million and $5.1 million of hedge swap expense for the nine months ended September 30, 2004 and 2003, respectively. Interest expense on subordinated debt remained stable. A decrease in balances was offset by an increase in rates.

     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense.

Table 1
Rate Related Assets and Liabilities
(dollars in thousands)
For the nine months ended September 30, 2004 and 2003

	2004			2003
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$684,298	$28,592	5.57%	$562,498	$24,540	5.82%
Commercial loans and leases	518,277	21,940	5.64%	464,803	21,661	6.21%

Total loans and leases	1,202,575	50,532	5.60%	1,027,301	46,201	6.00%
Investment securities and cash equivalents	196,310	3,613	2.45%	176,269	3,669	2.77%

Total interest earning assets	1,398,885	54,145	5.16%	1,203,570	49,870	5.52%

Allowance for loan losses	(16,645)			(14,601)
Non-interest earning assets
Cash	20,239			39,780
Other	27,093			26,051

Total non-interest earning assets	47,332			65,831

Total assets	$1,429,572			$1,254,800

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$177,590	4,974	3.73%	$187,850	5,011	3.56%
Notes payable	435,681	15,162	4.64%	408,295	15,831	5.17%
Deposits	556,556	9,421	2.26%	410,479	6,966	2.26%

Total interest bearing liabilities	1,169,827	29,557	3.37%	1,006,624	27,808	3.68%

Other liabilities	60,425			63,854
Members’ equity	199,320			184,322

Total liabilities and members’ equity	$1,429,572			$1,254,800

Net interest earning assets	$229,058			$196,946
Net interest revenues and spread		$24,588	1.79%		$22,062	1.84%
Net yield on interest earning assets			2.34%			2.44%

* Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income

     Total non-interest income decreased $16.1 million or 36.8% from $43.7 million during the nine months ended September 30, 2003 to $27.6 million in 2004. Non-interest income is composed of letter of credit fees, prepayment penalty fees, gains or losses on sale of loans or securities, servicing fees, excess yield income, and other income. The primary reason for the decline were the timing of the loan sale activity and a strategic shift in originating share loans for portfolio rather than as loan held for sale.

     Gains on sales of loans and investment securities available for sale of $15.5 million for the nine months ended September 30, 2004, represented 56.3% of non-interest income, and decreased $14.3 million from $29.8 million in 2003. There was both a 25.2% lower volume of loans sold in 2004 compared with 2003, and also reduced investor spreads.

Of the total gain in 2004, $3.5 million relates to the sale of $80.9 million of mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003. Of the total gain in 2003, $3.0 million relates to the sale of $55.1 million of MBS.

     The following table shows loans sold for the nine months ended September 30 (dollars in thousands):

	2004	2003
Mortgage loans for securitization	$328,156	$429,538
Mortgage backed Securities	80,913	55,076
Single family and share loans	61,772	144,135
SBA loans	3,402	5,378

Total	$474,243	$634,127

     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans”, was a loss of $1.4 million for the nine months ended September 30, 2004 compared to a gain of $0.4 million for the same period last year. The change from the prior year was due primarily to an increase in the net loss on undesignated derivatives related to the implementation of SAB 105 with respect to the valuation of rate lock commitments in 2004 (Notes 2 & 13).

     For the nine months ended September 30, 2004, the net loss on undesignated derivatives of $1.5 million was comprised of a $0.4 million gain related to the change in value of rate lock commitments net of a $1.9 million loss related to the change in value of the undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the nine months ended September 30, 2003, the net loss on undesignated derivatives of $0.2 million was comprised of a $1.8 million gain related to the change in value of rate lock commitments net of a $2.0 million loss related to the change in value of undesignated interest rate swaps and forward loan sales commitments.

     Letter of credit fees increased by $0.9 million or 43.4% from 2003 to 2004 principally reflecting higher average issuance fees.

     NCB’s servicing fee income decreased from $3.3 million in 2003 to $3.1 million for 2004. Although there was a $0.4 million increase in loan servicing fees from a growth in volume of blanket and share loans serviced from $3.1 billion as of September 30, 2003 to $3.4 billion as of September 30, 2004, this was offset by a $0.6 million reduction in lease related servicing income.

     Other non-interest income includes those fees which NCB earns related to late and pre-payment penalty fees. In addition, Other non-interest income includes fees earned by NCB from the administration of its grocery loan conduit program which terminated in June 2004. For the nine months ended September 30, 2004, Other decreased $2.1 million from $5.2 million to $3.1 million. The primary factor affecting this was a $1.4 million decrease in commercial fees.

     In total, non-interest income amounted to 52.9% of total net revenue (net interest income plus non-interest income) for the nine months ended September 30, 2004 compared with 65.5% in 2003.

Non-interest Expense

     Non-interest expense for the nine months ended September 30, 2004, decreased 5.9% or $2.0 million to $31.6 million compared with $33.6 million for the corresponding prior year period. $1.4 million of the decrease relates to the write down of a loan held for sale in the second quarter of 2003. Compensation and employee benefits, the single largest component of non-interest expense, decreased 3.2% or $0.6 million to $17.3 million compared to $17.8 million for the nine months ended September 30, 2003.

     Contractual services increased 4.1% or $0.2 million to $4.0 million in 2004 from $3.8 million in 2003 due primarily to higher investment advisor fees.

     Annualized non-interest expense as a percentage of average assets was 3.0% and 3.6% for the nine months ended September 30, 2004 and 2003, respectively.

Results of Operations
For the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Overview

     NCB’s net income for the three months ended September 30, 2004 was $0.7 million. This was an 86.2% or $4.1 million decrease compared with $4.8 million for the three months ended September 30, 2003. The primary factor affecting this decrease in net income was a $7.3 million decrease in gain on sale of loans, partially offset by a $1.9 million increase in net interest income.

Net Interest Income

     Net interest income for the three months ended September 30, 2004, increased $1.9 million or 27.9% to $8.5 million compared with $6.7 million for the three months ended September 30, 2003.

     For the three months ended September 30, 2004, interest income increased by 22.3% or $3.5 million, to $19.0 million compared with $15.5 million for the three months ended September 30, 2003. The yield on total average earning assets also increased from 5.07% in 2003 to 5.19% in 2004.

     Interest income from real estate loans increased by $3.2 million, or 44.6%. This increase was primarily due to an increase in average balances of $212.0 million or 39.8%. Yields increased from 5.43% in 2003 to 5.62% in 2004. Commercial loans and lease interest income saw an increase of $0.5 million or 7.9%. Average balances increased by $72.7 million or 15.7%, although this was partly offset by a decline in yields from 5.92% in 2003 to 5.53% in 2004. Interest income from investment securities and cash equivalents decreased by $0.3 million. A $46.7 million or 20.5% decrease in average balances was combined with a decrease in yields from 2.50% in 2003 to 2.45% in 2004.

     Interest expense for the three months ended September 30, 2004 increased $1.6 million or 18% from $8.9 million in 2003 to $10.5 million. The overall rate on total interest bearing liabilities declined from 3.47% in 2003 to 3.40% in 2004, which was offset by the growth in deposits. Interest expense on deposits increased $0.9 million or 38.1%. Deposit balances grew by $142.6 million or 32.0% from September 30, 2003 to September 30, 2004. Interest expense on notes payable, which includes short and long term debt, increased by $0.6 million or 12.4%. Expense on subordinated debt increased by $0.1 million. Although average balances decreased by $11.5 million this was more than offset by an increase in rates from 3.55% in 2003 to 3.96% in 2004.

     See Table 1A and Table 2 for detailed information of the increases and decreases in interest income and interest expense.

Table 1A
Rate Related Assets and Liabilities
(dollars in thousands)

For the three months ended September 30, 2004 and 2003

	2004			2003
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$744,791	$10,464	5.62%	$532,825	$7,236	5.43%
Commercial loans and leases	536,141	7,408	5.53%	463,430	6,864	5.92%

Total loans and leases	1,280,932	17,872	5.58%	996,255	14,100	5.66%
Investment securities and cash equivalents	181,357	1,109	2.45%	228,097	1,424	2.50%

Total interest earning assets	1,462,289	18,981	5.19%	1,224,352	15,524	5.07%

Allowance for loan losses	(16,558)			(15,254)
Non-interest earning assets
Cash	20,686			39,780
Other	23,502			38,757

Total non-interest earning assets	44,188			78,537

Total assets	$1,489,919			$1,287,635

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$176,120	1,742	3.96%	$187,634	1,664	3.55%
Notes payable	467,840	5,337	4.56%	389,062	4,750	4.88%
Deposits	588,235	3,387	2.30%	445,603	2,452	2.20%

Total interest bearing liabilities	1,232,195	10,466	3.40%	1,022,299	8,866	3.47%

Other liabilities	57,206			76,011
Members’ equity	200,518			189,325

Total liabilities and members’ equity	$1,489,919			$1,287,635

Net interest earning assets	$230,094	$8,515		$202,053	$6,658
Net interest revenues and spread			1.79%			1.60%
Net yield on interest earning assets			2.33%			2.18%

* Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income

     Total non-interest income decreased $8.4 million or 73.4% from $11.4 million during the three months ended September 30, 2003 to $3.0 million in 2004.

     For the three months ended September 30, 2004, loan sale activity resulted in a net loss on sale of loans of $0.9 million compared to a gain of $6.4 million for the same period last year due primarily to no cooperative blanket loans sold in the third quarter of 2004 compared to $104.7 million sold in the third quarter of 2003.

     In addition, NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans”, was a loss of $0.9 million for the third quarter of 2004 compared to a loss of $0.2 million for the third quarter of 2003. The change from the prior year was due primarily to an increase in the net loss on undesignated derivatives related to the implementation of SAB 105 with respect to the valuation of rate lock commitments in 2004 (See Notes 2 & 13).

     Letter of credit fees increased by $0.4 million or 45.5% from 2003 to 2004 from $0.8 million to $1.2 million principally reflecting higher average issuance fees.

     NCB’s servicing fee income for the three months ended September 30 decreased by $0.4 million from $1.4 million 2003 to $1.0 million in 2004 due principally to the drop off in lease fees.

     For the three months ended September 30, 2004, Other non-interest income decreased $1.0 million from $1.9 million to $0.9 million. The primary factor affecting this was a $0.6 million decrease in commercial fees.

     In total, non-interest income amounted to 26.2% of total net revenue (net interest income plus non-interest income) for the three months ended September 30, 2004 compared with 63.0% in 2003.

Non-interest Expense

     Non-interest expense for the three months ended September 30, 2004, decreased 13.8% or $1.6 million to $10.0 million compared with $11.6 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, decreased 8.6% or $0.5 million from $5.8 million in 2003 to $5.3 million for the three months ended September 30, 2004.

     Corporate development expenses decreased by $0.3 million or 46.2% due largely to a decline in contributions. Contractual Services costs also decreased by $0.3 million or 19.3%. Additionally other expenses declined by $0.4 million or 53.1%.

Changes in Net Interest Income
(dollars in thousands)
For the nine months ended September 30, 2004 compared to September 30, 2003

		2004 Compared to 2003
		Increase(decrease)
		due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Cash equivalents and investment securities	$393	$(450)	$(57)
Commercial loans and leases	2,371	(2,092)	279
Real estate loans	5,120	(1,068)	4,052

Total interest income	7,884	(3,610)	4,274

Interest Expense
Deposits	2,473	(18)	2,455
Notes payable	1,019	(1,687)	(668)
Subordinated debt	(281)	244	(37)

Total interest expense	3,211	(1,461)	1,750

Net interest income	$4,673	$(2,149)	$2,524

For the three months ended September 30, 2004 compared to September 30, 2003

		2004 Compared to 2003
		Increase(decrease)
		due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Cash equivalents and investment securities	$(286)	$(29)	$(315)
Commercial loans and leases	1,031	(487)	544
Real estate loans	2,965	263	3,228

Total interest income	3,710	(253)	3,457

Interest Expense
Deposits	817	118	935
Notes payable	914	(327)	587
Subordinated debt	(106)	184	78

Total interest expense	1,625	(25)	1,600

Net interest income	$2,085	$(228)	$1,857

Increase (decrease) due to change in:
*Average monthly balances
**Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Credit Quality

     The allowance for loan losses decreased to $17.0 million as of September 30, 2004 from $17.1 million at December 31, 2003. The allowance for loan losses was deemed adequate as of September 30, 2004 and December 31, 2003. The allowance was impacted by loans charged-off of $4.4 million, and recoveries of loans previously charged-off of $1.9 million. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.6% and 1.9% at September 30, 2004 and December 31, 2003, respectively. A $2.4 million provision for loan losses was recorded in the nine months ended September 30, 2004 compared with $1.2 million for the same period in 2003.

     Total impaired assets (non-accruing and foreclosed real estate owned) increased to $18.8 million at September 30, 2004 from $1.8 million at December 31, 2003 due principally to the bankruptcy filing of a non-profit continuing care provider. As a result of the filing the $7.5 million outstanding balance of the loan was placed in non-accrual status. Additionally, $4.1 million of the outstanding loan balance relating to a telecommunications provider was placed in non-accrual status in the second quarter of 2004. In September 2004 the $4.8 million outstanding balance of a loan to a grocery chain was placed in non-accrual status as a response to poor operating performance. NCB had $0.1 million of foreclosed real estate at September 30, 2004 and at December 31, 2003. At September 30, 2004 and December 31, 2003, impaired assets as a percentage of Members’ Equity were 9.4% and 0.9%, respectively. The allowance as a percentage of non-accruing loans was 91% at September 30, 2004 compared with 971% at December 31, 2003. NCB expects, through ongoing workout efforts, the level of non-accruing loans to decline from its current position.

See Table 3 for detailed information on impaired assets

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003
Real estate owned	$77	—	—	74	158
Non-accruing loans	18,725	12,744	9,644	1,760	3,899

Total	$18,802	12,744	9,644	1,834	4,057

Percentage of loans and lease financing outstanding	1.77%	1.27%	1.04%	0.21%	0.49%

Uses of Funds

Loans and Leases

     Loans and leases, including loans held for sale, outstanding were $1.4 billion at September 30, 2004 and $1.1 billion at December 31, 2003.

     The commercial loan and lease portfolio increased 13.1% to $545.5 million at September 30, 2004 compared with $482.4 million at December 31, 2003 due principally to the termination of the off balance sheet grocery loan conduit program in June 2004. $33.2 million of loans were repurchased out of this program and an additional $23.8 million were transferred from Loans Held for sale into the portfolio.

     NCB’s real estate portfolio increased 26.6% to $516.2 million for the nine months ended September 30, 2004 from $407.7 million at December 31, 2003 due primarily to an increase in cooperative share loans. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family mortgage and share loans.

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

Cash, Cash Equivalents, and Investment Securities

     Cash, cash equivalents, and investment securities decreased 28.3% or $59.3 million to $150.4 million at September 30, 2004 compared with $209.7 million at December 31, 2003 due primarily to the sale of $81.1 million in MBS in the first quarter of 2004 partially offset by a $17.4 million increase in other investment securities available for sale, $3.1 million increase in cash and cash equivalents, and a $1.3 million increase in investment securities held-to-maturity.

Interest Bearing Liabilities

     As detailed in Table 4, interest bearing liabilities increased $179.6 million from $1,142.4 million at December 31, 2003 to $1,322.0 million at September 30, 2004.

     For the nine months ended September 30, 2004, deposits at NCB, FSB, increased 18.6% to $578.1 million from $487.2 million at December 31, 2003. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts. The weighted average rates on deposits at September 30, 2004 were 2.3% compared to 2.1% at December 31, 2003. The average maturity of the certificates of deposit at September 30, 2004 was 26.3 months compared with 19.8 months at December 31, 2003 reflecting a continued shift to longer term maturities.

     At September 30, 2004 total short-term and long-term borrowings (including subordinated debt) increased $88.8 million or 13.6% from $655.2 million at December 31, 2003 to $744.0 million at September 30, 2004. NCB, FSB had $184.3 advances from the Federal Home Loan Bank (FHLB) at September 30, 2004 compared to $102.0 million at December 31, 2003 in support of a larger real estate warehouse. At September 30, 2004, included in the short-term borrowings were revolving lines of credit of $30.0 million, commercial paper with a face value of $149.0 million and $27.0 million in borrowings from cooperative customers.

     At December 31, 2003, included in the short-term borrowings were revolving lines of credit of $25.0 million, commercial paper with a face value of $111.6 million, and $12.0 million in borrowings from cooperative customers and $50.0 million of the current portion of long term debt.

     At September 30, 2004, NCB had $350.0 million of committed revolving lines of credit available of which $25.0 million was outstanding, the same amount at December 31, 2003. $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had bid lines available of $5.0 million and outstanding of $0 at September 30, 2004 and December 31, 2003.

     At September 30, 2004 and December 31, 2003, under its Medium Term Note Program NCB had remaining authority approval to issue up to $176.0 million and $206.0 million, respectively. As of September 30, 2004 and December 31, 2003, NCB had $40.0 million and $70.0 million, respectively, outstanding under this program. In addition, as of September 30, 2004 and December 31, 2003, NCB had outstanding $135.0 million and $155.0 million, respectively, of private placements issued to various institutional investors. Of these amounts there was no principal balance due within twelve months at September 30, 2004, compared with $20.0 million due within twelve months at December 31, 2003. At September 30, 2004, NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Table 4
Interest Bearing Liabilities
(dollars in thousands)

	September 30,	December 31,
	2004	2003	% Change
Deposits	$578,062	$487,221	18.6%
Short-term debt*	389,270	299,951	29.8%
Long-term debt	176,047	176,712	-0.4%
Subordinated debt*	128,087	128,000	0.1%
Junior subordinated debt	50,547	50,547	0.0%

Total	$1,322,013	$1,142,431	15.7%

*  includes current portion of long term and/or subordinated debt

Contractual Obligations

     NCB has various financial obligations, including contractual obligations that may require future cash payments. At September 30, 2004 there were no material changes to either the type or maturity of contractual obligations from December 31, 2003.

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

(Benefit) Provision for Income Taxes

     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.1 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 the income tax benefit was $0.2 million compared to the income tax provision of $0.9 million for the same period last year. The income tax benefit for the third quarter 2004 was generated primarily from the refund of overprovided taxes in 2003 and the realignment of the 2004 provision with current NCB, FSB taxable income targets.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB’s market risk profile occurred from December 31, 2003 to September 30, 2004.

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

NATIONAL CONSUMER COOPERATIVE BANK

Date: November 15, 2004

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ E. Michael Ramberg
E. Michael Ramberg
Vice President, Corporate Controller