Form 10-K
period 2004-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2005-04-01
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 2-99779
National Consumer Cooperative Bank
(Exact name of registrant as specified in its charter)

United States of America (12 U.S.C. Section 3001 et. seq.)	52-1157795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1725 Eye Street N.W., Suite 600 Washington, D.C. 20006
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (202) 336-7700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑.
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
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock at December 31, 2004: Class C 227,582 Class B 1,377,162 Class D 1.
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
      NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing services, which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to NCBDC.
      The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the “Act Amendments”) to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the “Final Government Equity Redemption Date”). Since the Final Government Equity Redemption Date, NCB’s capital stock, except for one share of non-voting Class D stock, has been owned by borrowers or entities eligible to borrow from NCB. NCB maintains its executive offices at 1725 Eye Street, N.W., Suite 600, Washington, D.C. 20006. The telephone number of its executive offices is (202) 336-7700. NCB also maintains regional offices in Anchorage, Hartford, New York City, and Oakland. NCB, FSB, previously named NCB Savings Bank, FSB, maintains its principal office in Hillsboro, Ohio and non-retail branches in New York City and Washington, D.C.
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

Lending Authorities
      The Board of Directors establishes its policies governing the lending operations in compliance with the Act and management carries out the policies. Management in turn adopts and implements guidelines and procedures consistent with stated Board directives. The Board of Directors and management regularly review the lending policies and guidelines in order to make needed changes and amendments.
      Management may approve individual credit exposures of up to 75% of the single borrower-lending limit, which is equal to 15% of NCB’s capital (using the definition of capital for national banks as set forth by the Office of the Comptroller of the Currency) without prior approval of the Board. The President may delegate authorities up to this limit to such committees and individual officers, as he may deem appropriate.
      All loan approvals require at least two signatures and the Bank’s senior management approves credit commitments that exceed individual or team lending authority.

Cooperatives of Primary Producers
      As provided by Section 105 of the Act the total dollar value of loans to cooperatives that produce, market and furnish goods, services and facilities on behalf of their members as primary producers may not exceed 10% of the gross assets of NCB.

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

Interest Rates for Real Estate Loans
      Real estate loans are priced under rate guidelines issued by NCB’s Capital Markets Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five or 10 years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. For blanket loans, the rate lock commitments can extend as a long as 12 months, but there’s generally little to no fall out prior to closing.

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

Fees
      NCB typically assesses fees to cover the costs to NCB of its consideration of and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The fees paid to outside vendors such as appraisers, environmental consultants and legal counsel retained by NCB for loan transactions are typically charged to the borrower.

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

Loans Benefiting Low-Income Persons
      Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB’s outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2004, NCB and NCBDC either directly funded or arranged the funding of over $383.6 million to borrowers meeting the low-income definition.

Loans for Residential Purposes
      The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30% of the gross assets of NCB.
      To date, the 30% cap on residential real estate loans has not restricted NCB’s ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB’s future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 2004, approximately 6.3% of NCB’s total assets consisted of loans that are subject to the residential cap.
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
      NCB Retail Finance Corporation (“NCBRFC”) is a Delaware chartered wholly owned special purpose corporation subsidiary of NCB that participates in the securitization and sale of loans to customers involved in the grocery business. NCBRFC was subsequently dissolved in February 2005.
COMPETITION
      Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.
REGULATION
      NCB is organized under the laws of the United States. The Farm Credit Administration examines NCB annually, but that agency has no regulatory or enforcement powers over NCB. In addition, the Government Accountability Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB’s charter. The Office of Thrift Supervision regulates NCB, FSB. As a savings and loan holding company, NCB is subject to limited regulatory and enforcement powers of and examination by the Office of Thrift Supervision pursuant to 12 U.S.C.§ 1467a.
      In connection with the insurance of deposit accounts, NCB, FSB, a federally insured savings bank, is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions. NCB, FSB is also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).
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
FURTHER INFORMATION
      For financial information concerning NCB’s strategic business units, please see note 26 — Segment Reporting to the Consolidated Financial Statements.
      Further information about NCB can be found on company’s website, www.ncb.coop.
ITEM 2. PROPERTIES
      NCB leases space for its Washington, D.C. headquarters and for four regional offices located in Anchorage, Hartford, New York City, and Oakland. NCB, FSB maintains its principal offices in Hillsboro, Ohio with non-retail branches at NCB offices in New York City and Washington, D.C. NCB’s headquarters is 48,700 square feet in size and regional offices range from 280 to 4,900 square feet. The rental expense for the fiscal year ended December 31, 2004 was $2,338,603 for NCB’s headquarters and regional offices combined. NCB considers the regional offices suitable for its needs and the facilities are fully utilized in its operations. During 2004, NCB entered into a lease for new office space of 2921 square feet in Hartford, CT to commence April 1, 2005.

      Minimum future rental payments, assuming present leased office space is retained for the next five years, without subtracting payments made to NCB under subleases of such space, are as follows for the fiscal years ended December 31:

Year	Headquarters	Other Offices

2005	$2,511,577	$389,261
2006	$2,563,870	$423,550
2007	$2,680,668	$435,746
2008	$2,763,310	$448,262
2009	$2,793,168	$478,514
ITEM 3. LEGAL PROCEEDINGS
      In the normal course of business we are involved in various types of litigation and disputes, which may lead to litigation or other legal proceedings. NCB has determined that pending legal proceedings will not have a material impact on NCB’s financial condition or future operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS
      NCB did not submit any matters to a vote of its security holders during the fourth quarter of 2004.
PART II
ITEM 5. MARKET FOR REGISTRANT’S EQUITY AND
RELATED STOCKHOLDER MATTERS
      NCB currently has three classes of stock outstanding, the rights of which are summarized as follows:
      Class B Stock — The Act permits Class B stock to be held only by borrowers of NCB and NCB, FSB and requires each borrower under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and permits only such transfers, at the stock’s $100 par value, of Class B-1 stock as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB also repurchased, at par value, any shares of Class B stock that it was required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. No such stock remains outstanding. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.
      Class C Stock — The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was a blended rate of 3.40% during 2004. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB’s net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of NCB’s Board of Directors. On April 27, 2004, the Board declared a cash dividend of $1.08 per Class C share payable on or before June 30, 2004 to holders of record as of March 31, 2004. In 2003, cash dividend of $1.56 per Class C share was paid. In 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.
      Class D Stock — Class D stock is non-voting stock that may be held by any person. Only one share is outstanding. The Act permits NCB to pay dividends on Class D stock but NCB has no present intention to declare any such dividends. Class D stock is transferable only with the approval of NCB. No requests for approval of such transfers have been made to NCB.
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
      As of December 31, 2004, there were 2,087 holders of Class B stock, 409 holders of Class C stock, and 1 holder of Class D stock.
      Under the Act, NCB must make annual patronage refunds to its patrons, which are those cooperatives from whose loans or other business NCB derived interest or other income during the year with respect to which a patronage refund is declared. NCB allocates its patronage refunds among its patrons generally in proportion to the amount of income derived during the year from each patron. NCB stockholders, as such, are not entitled to any patronage refunds. They are entitled to patronage refunds only in the years when they have patronized NCB, and the amount of their patronage does not depend on the amount of their stockholding. Under NCB’s patronage refund policy, patronage refunds may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.
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
      The chart below shows the number of shares of stock issued by NCB during the past three years.

	2004	2003	2002

Class B Stock Issued	159,303	98,002	69,238
Class C Stock Issued	9,358	4,840	1,739
Class D Stock Issued	—	—	—
      NCB plans to declare a patronage refund for the year ended December 31, 2004 of approximately $21.2 million of which $8.6 million will be distributed in cash and $12.6 million will be distributed in Class B or Class C stock.

ITEM 6. SELECT FINANCIAL DATA

At December 31,	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans held for sale	$303,289	$238,564	$258,221	$176,541	$99,077
Loans and lease financing	1,114,585	890,105	751,829	821,951	879,460
Allowance for loan losses	16,991	17,098	14,581	22,240	21,260
Total assets	1,612,870	1,398,247	1,239,677	1,166,439	1,086,486
Subordinated debt*	126,489	128,989	182,542	182,542	182,542
Junior Subordinated debt*	51,547	51,547	—	—	—
Long-term borrowings, including subordinated debt*	301,704	355,701	405,057	479,483	474,368
Members’ equity	205,489	192,758	175,477	162,120	153,453
Other borrowed funds including deposits, excluding subordinated debt	1,178,071	963,884	812,471	776,387	710,367

For the Years Ended December 31,	2004	2003	2002	2001	2000

Total interest income	$74,915	$68,311	$73,284	$85,333	$93,236
Total interest expense	41,176	38,281	42,043	51,136	61,053
Net interest income	33,739	30,030	31,241	34,197	32,184
Non-interest income	36,714	56,785	34,930	21,644	9,558
Non-interest expense	44,142	49,012	45,607	38,544	29,485
Net Income	22,555	32,819	17,488	12,527	7,333
Ratios
Return on average assets	1.5%	2.5%	1.5%	1.1%	0.7%
Return on average members’ equity	11.2%	17.7%	10.3%	7.9%	4.9%
Net yield on interest earning assets	2.4%	2.4%	2.7%	3.1%	3.0%
Average members’ equity as a percentage of
Average total assets	13.7%	14.4%	14.1%	14.0%	13.5%
Average total loans and lease financing**	16.1%	17.5%	16.5%	15.8%	14.9%
Net average loans and lease financing to average total assets**	85.0%	82.3%	85.3%	88.7%	90.6%
Net average earnings assets to average total assets	97.6%	95.5%	95.9%	97.8%	97.7%
Allowance for loan losses to loans outstanding	1.5%	1.9%	1.9%	2.7%	2.4%
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.2%	0.3%	0.2%	0.3%	0.3%

*	Excludes debt issuance costs and SFAS No. 133 valuation.

**	Net average loans and lease financing includes commercial & real estate.

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
      In the Act, Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation’s economy as a whole. To further the development of cooperative businesses, Congress specifically directed NCB (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of NCB by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and (5) to encourage ownership of its equity securities by cooperatives and others.
      NCB’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, and operating efficiency. NCB’s revenues consist primarily of interest income on commercial, real estate and consumer loans and securities and non-interest income consisting of servicing income on securitized loans, fees and gains on the securitizations of loans. Loan securitization transactions qualifying as sales under accounting principles generally accepted in the United States (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, NCB continues to service the vast majority of the related accounts. NCB generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans. Interest income, fees, and recoveries in excess of the interest paid to investors and charge-offs generated from off-balance sheet loans are recognized as servicing and securitizations income.
      NCB’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including salaries and benefits), marketing expenses and income taxes.
2004 and 2003 Financial Summary
      NCB’s net income for the year ended December 31, 2004 was $22.5 million. This was a 31.3% or $10.3 million decrease compared with $32.8 million for the year ended December 31, 2003. The primary factor affecting this decrease in net income was a $13.6 million decline in gain on sale of loans, due to both a lower volume and lower yield of loans sold in 2004. In addition, 2003 benefited from a $3.7 million gain on the extinguishment of debt relating to the restructuring of the Class A Notes with Treasury. Other income also decreased $3.0 million due to lower commercial fees. This decline was offset by a $3.7 million increase in net interest income due to higher balance of average net interest earning assets in spite of a decrease in the net interest margin. There was also a $4.9 million decline in non-interest expense due principally to $1.2 million lower contractual services in 2004. In addition, there were no write-downs of loans held for sale in 2004, versus a $1.4 million write-down in 2003. The tax provision also declined by $1.2 million.

      Total assets increased 15.3% or $214.6 million to $1.6 billion at December 31, 2004 from $1.4 billion at December 31, 2003. The increase in assets was primarily the result of a net increase in loan balances of $289.3 million due primarily to the origination of cooperative share loans, offset by a decrease in investment securities of $65.4 million due to the sale of a mortgage-backed security (“MBS”) created in 2003.
      The return on average total assets was 1.5% and 2.5% for the year ended December 31, 2004 and 2003, respectively. For the same period, the return on average members’ equity was 11.2% and 17.7%, respectively.
Net Interest Income
      Net interest income for the year ended December 31, 2004 increased $3.7 million or 12.3% to $33.7 million compared with $30.0 million for 2003.
      For the year ended December 31, 2004, interest income increased 9.7% or $6.6 million to $74.9 million compared with $68.3 million for the year ended December 31, 2003. The increase resulted from higher interest income on real estate loans, commercial loans and leases, partially offset by lower interest income from investment securities and cash equivalents. Interest income from commercial loans and leases was $1.1 million higher in 2004 compared to 2003. An increase in average commercial loan and lease balances of $52.8 million or 11.2% was partially offset by a decline in average yields from 6.09% in 2003 to 5.69% in 2004. Interest income from real estate loans was $6.1 million higher in 2004 compared to 2003. Although yields declined from 5.81% in 2003 to 5.61% in 2004, the average balances increased $129.3 million or 21.8% from $592.5 million in 2003 to $721.8 million in 2004, resulting in higher interest income. Interest income from investment securities and cash equivalents was $0.6 million lower in 2004 compared to 2003 due to a decrease in yields from 3.05% in 2003 to 2.49% in 2004 partially offset by an increase in average balances of $14.9 million or 8.8%.
      Interest expense increased $2.9 million or 7.6% from $38.3 million for the year ended December 31, 2003 compared to $41.2 million for the year ended December 31, 2004. The increase resulted from higher volume of interest bearing liabilities needed to fund increased loan volume partially offset by a decrease in rates in 2004. Interest expense on notes payable, which includes short and long-term debt, declined $0.5 million primarily due to lower rates from 5.03% in 2003 to 4.58% in 2004. The effect of the lower yield was partially offset by an increase of $30.1 million or 6.9% in average notes payable balances. Interest expense on subordinated debt decreased $0.3 million due to a $10.0 million or 5.3% decline in average balance, while rates were almost unchanged from 2003. Interest expense on deposits increased $3.7 million due to a $141 million or 33.3% increase in average balances that generated $3.3 million higher interest expense, as well as an increase in deposit rates from 2.23% in 2003 to 2.32% in 2004.
See Table 1 and Table 2

Table 1
CHANGES IN NET INTEREST INCOME
For the Year Ended December 31,

	2004 Compared to 2003			2003 Compared to 2002
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:

	Average	Average		Average	Average
	Volume*	Rate	Net**	Volume*	Rate	Net**

	(Dollars in thousands)
Interest Income
Investment Securities and cash equivalents	$429	$(1,018)	$(589)	$1,288	$821	$2,109
Commercial loans and leases	3,085	(1,964)	1,121	(2,541)	(3,511)	(6,052)
Real estate loans	7,284	(1,212)	6,072	4,754	(5,784)	(1,030)

Total interest income	10,798	(4,194)	6,604	3,501	(8,474)	(4,973)

Interest Expense
Deposits	3,269	399	3,668	3,604	(2,099)	1,505
Notes payable	1,451	(1,944)	(493)	(4,675)	449	(4,226)
Subordinated debt	(381)	101	(280)	7	(1,048)	(1,041)

Total interest expense	4,339	(1,444)	2,895	(1,064)	(2,698)	(3,762)

Net interest income	$6,459	$(2,750)	$3,709	$4,565	$(5,776)	$(1,211)

Increase (decrease) due to change in:

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate: in proportion to the absolute dollar amounts in each.”
Table 2
RATE RELATED ASSETS AND LIABILITIES
For the Years Ended December 31,

	2004			2003			2002

			Average			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield	Balance*	Expense	Yield

	(Dollars in thousands)
Assets
Interest earning assets
Real estate loans	$721,800	$40,470	5.61%	$592,493	$34,398	5.81%	$517,496	$35,428	6.85%
Commercial loans and leases	524,165	29,830	5.69%	471,333	28,708	6.09%	510,372	34,761	6.81%

Total loans and leases	1,245,965	70,300	5.64%	1,063,826	63,106	5.93%	1,027,868	70,189	6.83%
Investment securities and cash equivalents	185,601	4,615	2.49%	170,659	5,205	3.05%	128,179	3,095	2.41%

Total interest earning assets	1,431,566	74,915	5.23%	1,234,485	68,311	5.53%	1,156,047	73,284	6.34%

Allowance for loan losses	(16,765)			(15,112)			(19,583)
Non-interest earning assets
Cash	21,532			42,394			45,170
Other	30,258			31,148			23,799

Total non-interest earning assets	51,790			73,542			68,969

Total assets	$1,466,591			$1,292,915			$1,205,433

	2004			2003			2002

			Average			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield	Balance*	Expense	Yield

	(Dollars in thousands)

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$177,066	$6,806	3.84%	$187,016	$6,999	3.74%	$186,752	$8,040	4.31%
Notes payable	463,094	21,218	4.58%	433,002	21,799	5.03%	526,004	26,025	4.95%
Deposits	565,804	13,152	2.32%	424,560	9,483	2.23%	276,145	7,978	2.89%

Total interest bearing liabilities	1,205,964	41,176	3.41%	1,044,578	38,281	3.66%	988,901	42,043	4.25%

Other liabilities	60,002			62,554			46,643
Members’ equity	200,625			185,783			169,889

Total liabilities and members’ equity	$1,466,591			$1,292,915			$1,205,433

Net interest earning assets	225,585			189,907			167,146
Net interest revenues and spread		$33,739	1.82%		$30,030	1.87%		$31,241	2.09%
Net yield on interest earning assets			2.36%			2.43%			2.70%

*	Based on monthly balances. Average loan balances include nonaccrual loans.
Credit Quality
      To manage credit risk over a wide geographic area and lending in multiple industries, NCB uses a team-based approval process, which relies upon the expertise of lending teams familiar with particular segments of the industry in which we lend. Senior management approves those credit facilities exceeding delegated lending authority for each team in an attempt to ensure the quality of lending decisions. In order to keep abreast of economic events and market conditions throughout the United States, various lending teams regularly perform financial analysis of the industries and regions.
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
      The allowance as a percentage of impaired assets was 96% at December 31, 2004 compared with 971% at December 31, 2003. The decrease is due to a significant increase in impaired assets from 2003 to 2004. In September 2004, the $4.8 million outstanding balance of a separate grocery chain loan was placed in non-accrual status as a response to poor operating performance by the organization. In June 2004 NCB charged $2.2 million of the outstanding balance of $6.3 million of a loan to a telecommunications provider to the allowance for loan losses. The remaining balance of $4.1 million was placed in non-accrual status. In February 2004, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing the company was indebted to NCB in the amount of $9.4 million. As a result of the filing the loan was placed in non-accrual status. NCB charged $1.9 million to the allowance for loan losses. As new information regarding the bankruptcy proceedings become available, reserve levels may be adjusted accordingly. The remaining outstanding balance of $7.4 million is in non-accrual status. The loan is unsecured, as were all creditors at the time of the bankruptcy filing. Since December 31, 2004 impaired assets totaling $3.8 million have been collected. Management believes impaired assets will continue to decline, and expect full collection of one impaired asset totaling $7.4 million prior to June 30, 2005. The allowance for loan losses was deemed adequate as of December 31, 2004. The provision for loan losses was $2.5 million in 2004 and 2003 reflecting continued growth in portfolio loans. The provision as a percentage of average loans and lease financing, excluding loans held for sale, was .25% and .33% in 2004 and 2003, respectively.
See Table 3.
      The allowance for loan losses decreased $0.1 million to $17.0 million as of December 31, 2004 from $17.1 million in 2003. During 2004, the allowance was impacted by loans charged-off of $4.7 million, recoveries of $2.1 million and the provision of $2.5 million. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.5% at December 31, 2004 and 1.9% at December 31, 2003.
      Total impaired assets (non-accruing and foreclosed real estate owned) increased to $17.8 million at December 31, 2004 from $1.8 million at December 31, 2003. Management has allocated specific reserves to impaired assets totaling $2.2 million. NCB had $29 thousand of foreclosed real estate at December 31, 2004 and $0.1 million at December 31, 2003. At December 31, 2004 and 2003, impaired assets as a percentage of total capital were 8.6% and 0.9%, respectively.
Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of year	$17,098	$14,581	$22,240	$21,260	$18,694

Charge-offs
Commercial	4,711	2,519	8,013	3,973	909
Real Estate	—	29	—	—	362

Total charge-offs	4,711	2,548	8,013	3,973	1,271

Recoveries
Commercial	2,092	2,434	674	1,495	126
Real Estate	1	96	65	396	504

Total Recoveries	2,093	2,530	739	1,891	630

Net charge-offs (recoveries)	2,618	18	7,274	2,082	641

Provision for loan losses	2,511	2,535	1,283	3,062	3,207

Reclassified to reserve for un-funded commitments and lines of credit	—	—	(1,668)	—	—

Balance at end of year	$16,991	$17,098	$14,581	$22,240	$21,260

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
At December 31,

	2004		2003		2002		2001		2000

		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Loan and lease financing Commercial	$529,092	47.5%	$440,289	49.5%	$411,907	54.8%	$466,026	56.7%	$518,968	59.0%
Real estate	569,521	51.1%	407,717	45.8%	279,134	37.2%	273,371	33.2%	276,930	31.5%
Lease financing	15,972	1.4%	42,098	4.7%	60,788	8.0%	82,554	10.1%	83,562	9.5%

Total loans and lease financing	$1,114,585	100.0%	$890,104	100.0%	$751,829	100.0%	$821,951	100.0%	$879,460	100.0%

Allocation of allowance for loan losses
Commercial	$11,023	64.9%	$11,340	66.3%	$9,813	67.3%	$14,276	64.2%	$11,506	54.1%
Real estate	5,968	35.1%	5,113	29.9%	2,866	19.7%	7,072	31.8%	9,410	44.3%
Unallocated	—	0.0%	645	3.8%	1,902	13.0%	892	4.0%	344	1.6%

Total allowance for loan losses	$16,991	100.0%	$17,098	100.0%	$14,581	100.0%	$22,240	100.0%	$21,260	100.0%

Table 5
IMPAIRED ASSETS
At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Real estate owned	$29	$74	$—	$—	$—
Non-accruing loans	17,758	1,686	5,440	5,694	2,570

Total	$17,787	$1,760	$5,440	$5,694	$2,570

Percentage of loans and lease financing outstanding	1.60%	0.20%	0.72%	0.69%	0.29%

      The majority of NCB’s loans are to cooperatives such as multi-family owner-occupied residential housing, commercial, food distribution, and health care. NCB bases credit decisions on the cash flows of its customers and views collateral as a secondary source of repayment.
      The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to seasoned housing cooperatives with low loan-to-value ratios. NCB also has minimal credit exposure to highly leveraged transactions, commercial real estate and construction loans. NCB has no foreign loan exposure.
Non-interest Income
      Total non-interest income decreased $20.1 million or 35.3% from $56.8 million for the year ended December 31, 2003 to $36.7 million in 2004. Non-interest income is composed of letter of credit fees, gains on sale of loans and securities, servicing fees, excess yield income, and other income.
      Gains on sales of loans and investment securities of $21.8 million for the year ended December 31, 2004, represented 59.4% of non-interest income, and decreased $13.1 million from $34.9 million in 2003. The decrease resulted from lower volume of loans sold in 2004 compared with 2003, and the gains on blanket loan sale dropped from 3.8% of principal sold in 2003 to 3.2% in 2004. Of the total gain in 2004, $3.5 million relates to the sale of $81.2 million of mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003. Of the total gain in 2003, $3.0 million relates to the sale of $55.1 million of MBS.
      The following table shows loans sold for the years ended December 31 (dollars in thousands):

	2004	2003

Mortgage loans for securitization	$537,370	$558,622
Mortgage-backed securities	81,207	55,075
Single family and share loans	78,614	174,128
SBA loans	4,435	7,900

Total	$701,626	$795,725

      NCB’s net SFAS 133 adjustment, which is included in Gain on Sale of Loans, was a loss of $0.2 million for the year ended December 31, 2004 compared to a loss of $0.5 million for the prior year. The change from the 2003 to 2004 was due primarily to an increase in the net loss on undesignated derivatives related to the implementation of SAB 105, which deals with the valuation of rate lock commitments (Note 24).
      For the year ended December 31, 2004, the net loss on undesignated derivatives of $0.6 million was comprised of a $0.9 million loss related to the change in value of rate lock commitments net of a $0.3 million gain related to the change in value of the undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the year ended December 31, 2003, the net loss on undesignated derivatives of $0.7 million was comprised of a $1.1 million gain related to the change in value of rate lock commitments net of a $1.8 million loss related to the change in value of undesignated interest rate swaps and forward loan sales commitments.
      Letter of credit fees increased by $0.8 million or 27.3% from 2003 to 2004 principally reflecting higher average issuance fees.
      NCB’s servicing fee income decreased from $4.5 million in 2003 to $4.0 million for 2004. Although there was a $0.3 million increase in loan servicing fees from the growth in volume of blanket and share loans, this was offset by a $0.8 million reduction in lease related servicing income.
      Other non-interest income includes those fees that NCB earns related to late and pre-payment penalty fees. In addition, other non-interest income includes fees earned by NCB from the administration of its grocery loan conduit program, which terminated in June 2004. For the year ended December 31, 2004, other non-interest income decreased $3.0 million from $6.5 million in 2003 to $3.5 million. The primary factors affecting the decrease were a $0.7 million decrease in commercial prepayment fees and a $1.2 million decrease in other commercial fees.
      In total, non-interest income amounted to 52.1% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2004 compared with 65.4% in 2003.
Non-interest Expense
      Non-interest expense for the year ended December 31, 2004 decreased 9.9% or $4.9 million to $44.1 million compared with $49.0 million for the corresponding prior year. Salaries and employee benefits, the single largest component of non-interest expense, decreased 2.6% or $0.6 million from $24.4 million in 2003 to $23.8 million in 2004.
      Contractual services decreased 18.7% or $1.2 million to $5.0 million in 2004 from $6.2 million in 2003. In 2003 significant expenses were incurred related to the conversion of NCB, FSB’s general ledger software and the upgrade of NCB, FSB’s computer network.
      Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB’s Board of Directors. NCB made a contribution of $0.5 million and $1.0 million to NCBDC in 2004 and 2003, respectively. Non-interest expense, inclusive of NCBDC contributions, as a percentage of average assets was 3.0% and 3.8% in 2004 and 2003, respectively.
Income Taxes
      Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB, and the reserves of Class C stock dividends set aside. NCB’s subsidiaries are also subject to varying levels of state taxation.
      Note 22 to the consolidated financial statements contains additional discussions of NCB’s tax status.
New Accounting Standards
      NCB enters into rate lock commitments to originate loans whereby the interest rate on the loan is set prior to funding. In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 (SAB 105), which provides guidance regarding loan commitments that are accounted for as derivative instruments under Financial Accounting Standards Board (“FASB”) No. 133 (as amended), Accounting for Derivative Instruments and Hedging Activities. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. In anticipation of this Bulletin, NCB prospectively changed its accounting policy for derivative rate lock commitments on January 1, 2004. Under the new policy, the value expected to be created from the eventual sale of the loan that had previously been recorded at the initiation of the rate lock is not recognized until the underlying loans are sold. If NCB had not implemented this new policy the impact on NCB’s results of operations in the first quarter of 2004 would have been to increase non-interest income by $1.6 million. The impact the new policy will have on NCB’s results of operations in future periods will be significantly influenced by the volume of salable rate lock commitments and by the timing of when loan sales are executed. Rate locks are highly sensitive to changes in interest rates and the timing of loan sales may be affected by market conditions.
      Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.
      On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.
      As of December 31, 2004, NCB does not believe it has any other-than-temporary impairments as defined in Issue 03-1 as currently drafted.
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
      Net interest income for year ended December 31, 2003 decreased $1.2 million or 3.9% to $30.0 million compared with $31.2 million for 2002.
      For the year ended December 31, 2003, interest income decreased 6.8% or $5.0 million to $68.3 million compared with $73.3 million for the year ended December 31, 2002. The decline resulted from lower interest income on commercial loans and leases and real estate loans, partially offset by higher interest income from investment securities and cash. Interest income from commercial loans and leases was $6.1 million lower in 2003 compared to 2002 due to a decline in yields from 6.81% in 2002 to 6.09% in 2003 that resulted in $3.5 million lower interest income and a $39.0 million or 7.6% decrease in average balances that generated $2.6 million lower interest income. Interest income from real estate loans was $1.0 million lower in 2003 compared to 2002 as a decline in yields from 6.85% in 2002 to 5.81% in 2003 resulted in $5.8 million lower interest income, substantially offset by $4.8 million higher interest income from a $75.0 million or 14.5% increase in average balances. Interest income from investment securities and cash equivalents was $2.1 million higher in 2003 compared to 2002 due to an increase in yields from 2.41% in 2002 to 3.05% in 2003 that generated $0.8 million higher interest income and an increase in average balances of $42.5 million or 33.1% that produced $1.3 million higher interest income.
      Interest expense decreased $3.7 million or 8.9% from $42.0 million for the year ended December 31, 2002 compared to $38.3 million for the year ended December 31, 2003. The decline resulted from lower interest expense on notes payable and subordinated debt, partially offset by higher interest expense on deposits. Interest expense on notes payable, which includes short and long term debt, declined $4.2 million due to a $93.0 million decrease in average balances that resulted in $4.7 million lower interest expense offset by an increase in rates from 4.95% in 2002 to 5.03% in 2003 that resulted in $0.5 million higher interest expense. Interest expense on subordinated debt decreased $1.0 million due to a decline in rates from 4.31% in 2002 to 3.74% in 2003, as average balances were almost unchanged from 2002. Interest expense on deposits increased $1.5 million due to $148.4 million or 53.7% higher average balances, which generated a $3.6 million higher interest expense partially offset by a decline in deposit rates from 2.89% in 2002 to 2.23% in 2003 that resulted in $2.1 million lower interest expense.
2004 and 2003 Fourth Quarter Results
      Net income for the three months ended December 31, 2004 increased $0.8 million from $4.7 million for the same period in 2003 to $5.5 million. For the three months ended December 31, 2004, net interest income increased 14.9% or $1.2 million to $9.2 million compared with $8.0 million for the three months ended December 31, 2003 due to higher average net interest earning assets with an offset of lower rates.
      For the three months ended December 31, 2004, interest income increased 12.6% or $2.4 million to $20.8 million compared with $18.4 million for the three months ended December 31, 2003. Over the same respective periods, interest expense increased $1.1 million or 10.9% from $10.5 million.
      For the three months ended December 31, 2004 total non-interest income decreased $4.0 million or 30% to $9.1 million compared to $13.1 million for the three months ended December 31, 2003. In 2003, there was a gain of $3.7 million from the extinguishment of debt related to the restructuring of the Class A Notes (see note 17).
      Non-interest expense for the three months ended December 31, 2004 decreased 18.7% or $2.9 million to $12.5 million compared with $15.4 million for the prior year due primarily to $0.5 million lower contribution to NCB Development Corporation in 2004, and $1.3 million lower contractual services.
      For the three months ended December 31, 2004, a tax expense of $0.2 million was recognized.
Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
For the Three Months Ended

	2004				2003

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(Dollars in thousands)
Interest income	$20,770	$18,982	$17,592	$17,572	$18,441	$15,525	$16,835	$17,510
Interest expense	11,619	10,466	9,359	9,733	10,472	8,867	9,740	9,202

Net interest income	9,151	8,516	8,233	7,839	7,969	6,658	7,095	8,308
Provision for loan losses	124	1,047	1,340	—	1,383	707	230	215

Income after provision for loan losses	9,027	7,469	6,893	7,839	6,586	5,951	6,865	8,093
Non-interest income	9,141	3,016	10,029	14,528	13,062	11,352	17,599	14,772

Net revenue	18,168	10,485	16,922	22,367	19,648	17,303	24,464	22,865
Non-interest expense	12,534	9,973	10,533	11,102	15,408	11,574	11,746	10,283

Income before income taxes	5,635	512	6,389	11,265	4,240	5,729	12,718	12,582
Provision for income taxes	166	(152)	603	628	(494)	923	1,421	600

Net income	$5,468	$664	$5,786	$10,637	$4,734	$4,806	$11,297	$11,982

Sources of Funds

Capital Markets Access
      NCB maintains credit facilities provided by a consortium of banks. At both December 31, 2004 and 2003, NCB had $350.0 million of committed revolving lines of credit, of which $40.0 million and $25.0 million were outstanding, respectively. In addition, NCB had uncommitted bid lines of $22.5 million at both December 31, 2004 and 2003. Total outstanding under these bid lines were $7.5 million and $0 million at December 31, 2004 and 2003, respectively.
      NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and it has a blanket pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 135% – 300% of such advances. NCB, FSB had $246.1 million in borrowing capacity with FHLB as of December 31, 2004. There were outstanding advances of $200.5 million and $102.0 million at December 31, 2004 and 2003, respectively.
      NCB developed a program under which it borrows, on a short-term basis, from certain of its customers. At December 31, 2004 and 2003, the short-term borrowings outstanding were $0 million and $12.0 million, respectively.
      In 1999, NCB received Board approval to issue up to $250.0 million in commercial paper. At year-end 2004 and 2003, face values of $149.9 million and $111.6 million, respectively, were outstanding. The FHLB facility available to NCB was $246.1 million at December 31, 2004 and $174.4 million at December 31, 2003.

      Usage on all short-term borrowings, as measured by average outstanding balances during the year, increased from $186.0 million in 2003 to $254.8 million in 2004.
      In 1999, NCB received Board approval to issue up to $400.0 million under a medium-term note program. As of December 31, 2004 and 2003, NCB had $40.0 million and $70.0 million, respectively outstanding under this program.
      In August 1999, NCB also received Board approval to issue up to $50.0 million in preferred stock or subordinated debt. There was no outstanding issuance at December 31, 2004 and 2003.
      In 2003 NCB received Board approval to establish a Delaware statutory business trust, NCB Capital Trust I, and cause the issuance of $50.0 million in trust preferred securities in connection with a payment of Class A Notes under the Amended Financing Agreement with Treasury. That issuance occurred in December 2003.
      As of December 31, 2004, unused capacity under the short-term and long-term facilities of approximately $195.1 million and $216.0 million, respectively, is sufficient to meet anticipated disbursements in 2005. At December 31, 2004 there was $34.9 million of available unused committed borrowing capacity related to the FHLB facility.
      NCB’s loan sale activity is another source of funding. NCB originates most of its real estate cooperative blanket loans, originated by NCB, FSB, for sale into the secondary market. In 2004, NCB sold $620.4 million of cooperative real estate, commercial and share loans compared with $740.7 million in the prior year.
      NCB also sells investment securities available-for-sale. In 2004 $81.2 million of mortgage-backed securities created from a swap with Fannie Mae in December 2003 were sold. In 2003, there were $55.1 million mortgage-backed securities sold, which were created from a swap with Fannie Mae in December 2002.
      In 2005, NCB expects to sell approximately $631.1 million of commercial, real estate, and share loans in the secondary market, some of which will be originated subsequent to December 31, 2004.

Deposits
      At NCB’s wholly owned subsidiary, NCB, FSB, deposits increased 24.4% to $605.9 million at December 31, 2004 from $487.2 million a year earlier. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts and cooperative customers. The weighted average rates on deposits at December 31, 2004 and 2003 were 2.4% and 2.1%, respectively. The average maturity of the certificates of deposit at December 31, 2004 was 23.1 months compared with 19.8 months at December 31, 2003 reflecting a continued shift to longer-term CD’s. Deposits are 44.7% of interest bearing liabilities in 2004 compared with 42.6% in 2003.
Uses of Funds

Loans and Leases
      Loans and leases outstanding, including loans held for sale, increased 25.6% to $1.4 billion at year-end 2004 from $1.1 billion in 2003.
      The commercial loan and lease portfolio increased 13.0% to $545.1 million at December 31, 2004 compared with $482.4 million in 2003 due principally to the termination of the off-balance sheet grocery loan conduit program in June 2004. $33.2 million of loans were repurchased out of this program and an additional $23.8 million were transferred from loans held for sale into the portfolio. Total commercial loan and lease disbursements increased 6.3% from $139.8 million in 2003 to $148.6 million in 2004 .
      NCB’s real estate portfolio increased 39.7% to $569.5 million at December 31, 2004 from $407.7 million at same period last year due to primarily to an increase in cooperative share loans. The real estate portfolio is substantially composed of multifamily blanket mortgages, single-family mortgages and share loans.

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
      NCB’s commercial and real estate loan portfolio and loans held for sale are diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

	Commercial Loans		Real Estate Loans

	2004	2003	2004	2003

By Region:
North East	18.5%	20.0%	58.2%	67.5%
South East	20.6%	20.3%	14.5%	6.9%
Central	13.2%	18.4%	9.5%	13.5%
West	47.7%	41.3%	17.8%	12.1%

	100.0%	100.0%	100.0%	100.0%

	Percentage of
	Total Loan
	Portfolio

	2004	2003

By Borrower Type
Real Estate
Residential	53.8%	54.0%
Commercial	5.7%	1.6%
Commercial
Food retailing and distribution	14.4%	14.5%
Employee Stock Ownership Plan	4.2%	4.4%
Hardware	2.6%	2.9%
Healthcare	2.4%	2.9%
Franchisee	2.3%	2.6%
Alaska Native Corporations	2.2%	3.3%
Lease Financing	1.2%	3.7%
Financial Services	1.2%	1.4%
Non-Profit	1.0%	1.0%
Other	9.0%	7.7%

	100.0%	100.0%

      NCB originates multi-family blanket mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB’s mortgage loans is secured by real estate in New York City due to that city’s extensive cooperative market. As of December 31, 2004 and 2003, $385.5 million and $275.6 million of real estate loans are secured by real estate in New York City, respectively representing 27% and 31% of total loans and leases outstanding, respectively. The collateral for almost all of the real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. The real estate portfolio also includes loans secured by second mortgage lines. In addition, certain unsecured lines of credit have been issued to Real Estate cooperative borrowers. The loans are repaid from operations of the real estate cooperative. NCB’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans less the value of the collateral.

      For 2005, NCB expects disbursements in its commercial and real estate lines of business to be approximately $209.2 million and $654.0 million, respectively.
See Table 7 for the maturity schedule of loans.
Table 7
MATURITY SCHEDULE OF LOANS

	One Year or	One to Five	Over Five
	Less	Years	Years	Total

	(Dollars in thousands)
Commercial	$56,622	$212,860	$259,610	$529,092
Real estate — residential	20,616	45,542	499,207	565,365
Real estate — commercial	—	—	4,155	4,155
Leases	—	15,973	—	15,973

Total loans and leases	$77,238	$274,375	$762,972	$1,114,585

Fixed interest rate loans	57,542	216,909	640,990	915,441
Variable interest rate loans	19,696	57,466	121,982	199,144

Total Loans	$77,238	$274,375	$762,972	$1,114,585

Cash, Cash Equivalents, and Investment Securities
      Cash, cash equivalents, and investment securities decreased 34.8% or $73.0 million to $136.7 million at December 31, 2004, compared with $209.7 million in 2003. The decrease resulted primarily from lower investment securities held by NCB. NCB held no mortgage-backed securities at December 31, 2004 compared to $81.1 million at December 31, 2003. Cash, cash equivalents, and investment securities represent 8.8% of interest earning assets in 2004 compared with 16.2% in 2003.
Asset and Liability Management
      Asset and liability management is the structuring of interest rate sensitivities of the balance sheet to maximize net interest income under the constraints of liquidity and interest-rate risk (“IRR”). NCB’s liquidity and IRR are managed by the Asset Liability Committee (“ALCO”), which meets monthly. The fundamental role of the ALCO is to devise and implement business strategies designed to enhance earnings and the economic value of equity while simultaneously maintaining a prudent level of exposure to interest rate risk. The ALCO devises balance sheet strategies for managing loans, investments, deposits, borrowed funds and off-balance sheet transactions to achieve desired financial performance. The committee also develops strategies for pricing various products and services as well as ensuring compliance with related Board policies and established regulatory requirements.
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
      Maintaining near-cash and short-term investments that can be converted to cash at little or no cost generally provides NCB’s asset liquidity. These investments include: federal funds, overnight investments, Eurodollar investments, commercial paper, certificates of deposit, and other short-term obligations. These securities normally have a maturity of less than ninety days and are not subject to price variations. At

December 31, 2004, NCB held $47.4 million in cash and cash equivalents compared with $55.0 million in cash and cash equivalents at year-end 2003. These funds are normally used to fund business operations.
      At December 31, 2004 and 2003, NCB had $89.3 million and $154.7 million, respectively, of investment securities, which are a second source of asset liquidity. The portfolio consists of high-grade corporate and government obligations. The weighted average period to maturity was approximately 1.7 years and 1.2 years for 2004 and 2003, respectively.
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

Contractual Obligations
      NCB has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 13 to 18 of the Notes to the Consolidated Financial Statements.
      The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

	One Year or	One to Three	Three to Five	Over Five
	Less	Years	Years	Years	Total

Deposits without a stated maturity	$244,555	$—	$—	$—	$244,555
Certificates of deposit(1)	170,277	79,542	94,584	16,969	361,372
Short-term borrowings(2)	197,626	—	—	—	197,626
Long-term debt(2)	32,285	89,313	61,108	148,077	330,783
Subordinated debt(2)	2,569	5,380	2,819	163,126	173,893
Junior subordinated debt(2)	—	—	—	123,511	123,511
Operating leases	3,114	6,530	6,930	14,772	31,346

Total	$650,426	$180,765	$165,441	$466,454	$1,463,086

(1)	Includes interest at the weighted average interest rate of the certificate.

(2)	Includes interest at the weighted average to be paid over the remaining term of the debt.
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
      Interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of senior officers of NCB, in accordance with policies approved by NCB’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans (“mortgage pipeline”), and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.
      To effectively measure and manage interest rate risk, NCB uses simulation analyses to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. Executive management and NCB’s Board of Directors on an ongoing basis review the overall interest rate risk position and strategies. NCB has traditionally managed its business to maintain limited exposure to changes in interest rates.
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
      The following tables present an analysis of the sensitivity inherent in NCB’s net interest income and market value of portfolio equity (market value of assets, less liabilities and derivative instruments.) The interest rate scenarios presented in the table include interest rates at December 31, 2004 and December 31, 2003 as adjusted for each year-end by instantaneous parallel rate changes upward and downward of up to 200 basis points.
      Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB’s interest sensitivity gap (defined below).

2004

		Change In
Change In		Market Value
Interest	Change In Net	of Portfolio
Rates	Interest Income	Equity

+200	6.2%	-0.4%
+100	3.3	0.3
-100	(3.6)	(0.8)
-200	Not Meaningful	Not Meaningful

2003

		Change In
Change In		Market Value
Interest	Change In Net	of Portfolio
Rates	Interest Income	Equity

+200	11.2%	0.8%
+100	5.9	0.7
-100	(5.0)	(0.4)
-200	Not Meaningful	Not Meaningful

      Assumptions with respect to the model’s projections of the effect of changes in interest rates on net interest income include:

1. Balance Sheet balances for various asset and liability classes, which are held constant for the net interest income simulations.

2. Prepayment assumptions, which are generated by the analysis of historical relationships and management.

3. Spread relationships between various interest rate indices, which are generated by the analysis of historical relationships and management.
      The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB’s one-year cumulative gap positions at December 31, 2004 and 2003 were positive $150.2 million or 9.3% of assets and positive $216.5 million or 15.5% of assets, respectively.
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
      The following tables set forth the expected maturity and repricing characteristics of NCB’s consolidated assets, liabilities and derivative contracts at December 31, 2004 and 2003.
See Table 8 and Table 9
      Table 8 indicates that on December 31, 2004 NCB had gaps (as a percentage of total assets) of positive 9.31% and 10.00% at the one year and 180 day time horizons, respectively. Table 9 indicates that on December 31, 2003, NCB had a positive gap (as a percentage of total assets) of 15.48% and 14.29% at the one year and 180 day time horizons, respectively.
Table 8
INTEREST RATE SENSITIVITY

						Over 12
						Months and
	Interest-	Interest-	Interest-	Interest-	Interest-	Non-
	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Interest
	30 Days	3 Month	6 Month	12 Month	Total	Sensitive	Total
At December 31, 2004
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$52,385	$—	$—	$—	$52,385	$—	$52,385
Investment securities	7,156	11,315	3,614	5,165	27,250	62,096	89,346
Loans and leases*	364,087	201,910	62,943	92,484	721,424	679,459	1,400,883
Other assets — net	193	390	591	1,203	2,377	67,879	70,256

Total	423,821	213,615	67,148	98,852	803,436	809,434	1,612,870

						Over 12
						Months and
	Interest-	Interest-	Interest-	Interest-	Interest-	Non-
	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Interest
	30 Days	3 Month	6 Month	12 Month	Total	Sensitive	Total
At December 31, 2004
	(Dollars in thousands)
Interest-bearing liabilities
Deposits	$115,225	$52,715	$45,600	$59,181	$272,721	$292,154	$564,875
Short-term borrowings	350,929	46,000	—	—	396,929	—	396,929
Long-term debt	—	20,000	—	30,000	50,000	124,182	174,182
Subordinated debt	—	39,310	—	20,718	60,028	65,622	125,650
Jr. Subordinated debt	51,547	—	—	—	51,547	—	51,547

Total	517,701	158,025	45,600	109,899	831,225	481,958	1,313,183

Other
Other non-interest bearing, net	—	—	—	—	—	299,687	299,687
Effect of interest rate swap and financial futures	(42,507)	(135,443)	—	—	(177,950)	177,950	—

Total liabilities & members’ equity, net of derivatives	$475,194	$22,582	$45,600	$109,899	$653,275	$959,595	$1,612,870

Repricing differences	$(51,372)	$191,033	$21,548	$(11,048)	$150,161

Cumulative gap	$(51,372)	$139,661	$161,209	$150,162

Cumulative gap as % of total assets	(3.19)%	8.66%	10.00%	9.31%

*	Includes loans held for sale, net allowance for loan losses.
Table 9
INTEREST RATE SENSITIVITY

						Over 12
						Months and
	Interest-	Interest-	Interest-	Interest-	Interest-	Non-
	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Interest
	30 Days	3 Month	6 Month	12 Month	Total	Sensitive	Total
At December 31, 2003
	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$63,998	$—	$—	$—	$63,998	$—	$63,998
Investment securities	16,670	8,837	2,175	9,525	37,207	117,491	154,698
Loans and leases*	400,523	82,788	43,617	79,140	606,068	505,503	1,111,571
Other assets — net	627	1,227	1,773	3,313	6,940	61,040	67,980

Total	481,818	92,852	47,565	91,978	714,213	684,034	1,398,247

Interest-bearing liabilities
Deposits	$92,288	$27,625	$44,730	$75,370	$240,013	$247,208	$487,221
Short-term borrowings	208,965	41,500	—	—	250,465	—	250,465
Long-term debt	8,453	60,000	—	—	68,453	157,745	226,198
Subordinated debt	51,547	41,810	—	—	93,357	85,190	178,547

Total	361,253	170,935	44,730	75,370	652,288	490,143	1,142,431

						Over 12
						Months and
	Interest-	Interest-	Interest-	Interest-	Interest-	Non-
	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Sensitivity	Interest
	30 Days	3 Month	6 Month	12 Month	Total	Sensitive	Total
At December 31, 2003
	(Dollars in thousands)
Other
Other non-interest bearing, net	—	—	—	—	—	255,816	255,816
Effect of interest rate swap and financial futures	(26,299)	(128,260)	—	—	(154,559)	154,559	—

Total liabilities & members’ equity, net of derivatives	$334,954	$42,675	$44,730	$75,370	$497,729	$900,518	$1,398,247

Repricing differences	$146,864	$50,177	$2,835	$16,608	$216,484

Cumulative gap	$146,864	$197,041	$199,876	$216,484

Cumulative gap as % of total assets	10.50%	14.09%	14.29%	15.48%

*	Includes loans held for sale, net allowance for loan losses.
Capital
      NCB’s strong capital position should support growth and continuing access to financial markets and should allow for greater flexibility during difficult economic periods.
      Historically, NCB has maintained a strong capital structure. NCB’s average equity to average assets was 13.7% in 2004 compared with 14.4% in 2003. When including NCB’s subordinated debt, NCB’s average total capital to average assets was 25.8% and 28.8% in 2004 and 2003, respectively. The Act limits NCB’s outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2004, NCB, FSB maintained capital levels well in excess of regulatory requirements.
Patronage Policy
      Each year, NCB declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In September 2004, NCB distributed $28.4 million to its active member-borrowers. Of this total, approximately $11.4 million was distributed in cash.
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
      Servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage-servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.
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
      NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counter party owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counter party, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counter parties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counter party, the net mark-to-market exposure represents the netting of positive and negative exposures with that counter party. The net mark-to-market exposure with a counter party is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counter party. NCB uses master netting agreements with the majority of its counter parties.
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

Accounting for Derivatives
      All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as a hedge of the fair value of a recognized asset or liability. At December 31, 2004 and 2003 NCB had not entered into any cash flow hedges.
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
      When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values of hedged items.
      NCB discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Members of National Cooperative Bank:
      We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
McLean, Virginia
March 28, 2005

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

Assets
Cash and cash equivalents	$47,387,725	$54,973,344
Restricted cash	4,997,073	9,024,631
Investment securities
Available-for-sale (amortized cost of $86,576,171 and $154,703,841)	87,216,695	153,987,320
Held-to-maturity (fair value of $2,211,330 and $756,573)	2,129,597	711,569
Loans held for sale	303,289,233	238,564,404
Loans and lease financing	1,114,584,512	890,104,691
Less: Allowance for loan losses	(16,990,985)	(17,098,008)

Net loans and lease financing	1,097,593,527	873,006,683
Other assets	70,256,158	67,979,382

Total assets	$1,612,870,008	$1,398,247,333

Liabilities and Members’ Equity
Liabilities
Deposits	$605,926,774	$487,221,075
Patronage dividends payable in cash	8,572,638	11,364,929
Other liabilities	44,573,159	51,694,340
Borrowings
Short-term	396,928,980	249,950,613
Long-term
Current	30,000,000	50,000,000
Non-current	145,215,360	176,712,101
Subordinated debt
Current	2,500,000	—
Non-current	123,083,358	127,999,760
Junior subordinated debt	50,580,333	50,547,000

Total borrowings	748,308,031	655,209,474

Total liabilities	1,407,380,602	1,205,489,818

Members’ equity
Common stock
Class B	137,716,156	127,156,240
Class C	22,758,249	22,790,248
Class D	100	300
Retained earnings
Allocated	12,340,281	16,732,958
Unallocated	29,111,785	22,059,352
Accumulated other comprehensive income	3,562,835	4,018,417

Total members’ equity	205,489,406	192,757,515

Total liabilities and members’ equity	$1,612,870,008	$1,398,247,333

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Interest income
Loans and lease financing	$70,299,997	$63,106,565	$70,188,801
Investment securities	4,615,445	5,204,775	3,095,418

Total interest income	74,915,442	68,311,340	73,284,219

Interest expense
Deposits	13,151,531	9,483,159	7,978,115
Short-term borrowings	6,153,342	3,439,739	14,204,673
Long-term debt, other borrowings and subordinated debt	21,871,536	25,358,033	19,860,582

Total interest expense	41,176,409	38,280,931	42,043,370

Net interest income	33,739,033	30,030,409	31,240,849
Provision for loan losses	2,510,650	2,535,364	1,283,160

Net interest income after provision for loan losses	31,228,383	27,495,045	29,957,689

Non-interest income
Gain on sale of loans	18,346,402	31,957,469	21,466,452
Servicing fees	3,975,417	4,459,925	3,700,890
Letter of credit fees	3,820,594	3,001,737	2,220,524
Excess yield income	3,581,711	4,133,295	2,954,334
Gain on sale of investments available-for-sale	3,464,955	2,960,698	—
Gain on extinguishment of debt	—	3,730,999	—
Other	3,525,156	6,541,065	4,587,423

Total non-interest income	36,714,235	56,785,188	34,929,623

Non-interest expense
Compensation and employee benefits	23,776,788	24,421,526	22,804,236
Contractual services	5,006,121	6,157,773	5,555,321
Occupancy and equipment	5,194,664	5,098,089	5,845,856
Information systems	2,570,203	2,386,372	2,044,330
Corporate development	1,756,035	2,310,936	1,944,852
Travel and entertainment	1,569,324	1,525,487	1,306,642
Loan servicing costs	1,419,827	1,254,623	1,059,688
Contribution to NCB Development Corp.	500,000	1,000,000	2,000,000
Write down of loan held for sale	—	1,360,000	—
Other	2,349,322	3,496,843	3,046,283

Total non-interest expense	44,142,284	49,011,649	45,607,208

Income before income taxes	23,800,334	35,268,584	19,280,104
Provision for income taxes	1,245,751	2,449,636	1,792,165

Net income	$22,554,583	$32,818,948	$17,487,939

Distribution of net income
Patronage dividends	$21,206,475	$28,205,630	$18,212,949
Retained earnings	1,348,108	4,613,318	(725,010)

	$22,554,583	$32,818,948	$17,487,939

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Net income	$22,554,583	$32,818,948	$17,487,939
Other comprehensive income
Unrealized holding (loss) gain before tax on available for sale investment securities and non-certificated interest only receivables	(467,726)	(3,600,089)	4,358,855
Tax effect	12,144	1,265	(15,643)

Comprehensive income	$22,099,001	$29,220,124	$21,831,151

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity

Balance, December 31, 2001	$133,880,773	$7,677,591	$17,287,555	$3,274,029	$162,119,948
Net income	—	—	17,487,939	—	17,487,939
Cancellation of stock	(702,226)	(580,235)	1,040,982	—	(241,479)
2001 patronage dividends distributed in common stock	7,097,356	(7,097,356)	—	—	—
Other dividends declared	—	—	(218,624)	—	(218,624)
2002 patronage dividends
To be distributed in cash	—	—	(8,013,698)	—	(8,013,698)
Retained in form of equity	—	10,199,251	(10,199,251)	—	—
Unrealized gain on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	4,343,212	4,343,212

Balance, December 31, 2002	140,275,903	10,199,251	17,384,903	7,617,241	175,477,298

Net income	—	—	32,818,948	—	32,818,948
Cancellation of stock	(613,365)	35,607	409,654	—	(168,104)
Other dividends declared	—	—	(348,523)	—	(348,523)
2002 patronage dividends distributed in stock	10,284,250	(10,284,250)	—	—	—
To be distributed in cash	—	—	(11,423,280)	—	(11,423,280)
Retained in form of equity	—	16,782,350	(16,782,350)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(3,598,824)	(3,598,824)

Balance, December 31, 2003	149,946,788	16,732,958	22,059,352	4,018,417	192,757,515

Net income	—	—	22,554,583	—	22,554,583
Adjustment to prior year dividends	23,925	(23,925)	72,555	—	72,555
Cancellation of stock	(6,362,320)	(120,492)	5,877,195	—	(605,617)
Other dividends paid	—	—	(245,425)	—	(245,425)
2003 patronage dividends distributed in stock	16,866,112	(16,866,112)	—	—	—
2004 patronage dividends
To be distributed in cash	—	—	(8,588,623)	—	(8,588,623)
Retained in form of equity	—	12,617,852	(12,617,852)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(455,582)	(455,582)

Balance, December 31, 2004	$160,474,505	$12,340,281	$29,111,785	$3,562,835	$205,489,406

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net Income	$22,554,583	$32,818,948	$17,487,939
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	2,510,650	2,535,364	1,283,160
Provision for losses on unfunded commitments	723,932	(598,926)	1,689,300
Amortization of interest-only-receivables and servicing rights	9,069,925	10,292,493	12,566,723
Depreciation and amortization, other	3,680,796	3,559,799	6,316,207
Gain on sale of loans	(18,346,402)	(31,957,469)	(21,466,452)
Gain on sale of investment securities available-for-sale	(3,464,955)	(2,960,698)	—
Loans originated for sale net of principal collections	(717,110,676)	(820,072,547)	(777,492,803)
Proceeds from sale of loans held for sale	625,806,467	747,328,372	626,967,127
Write down of loan held for sale	—	1,360,000	—
Increase in other assets	(2,800,407)	(6,448,465)	(1,775,537)
(Decrease) Increase in other liabilities	(19,665,240)	(6,915,259)	12,336,609

Net cash used in operating activities	(97,041,327)	(71,058,388)	(122,087,727)

Cash flows from investing activities
Decrease (increase) in restricted cash	4,027,558	(4,175,235)	13,025,394
Purchase of investment securities
Available-for-sale	(116,088,245)	(45,499,229)	(22,762,767)
Held-to-maturity	(1,469,795)	(74,766)	—
Proceeds from maturities of investment securities
Available-for-sale	(107,336,699)	37,509,301	21,306,180
Held-to-maturity	51,768	3,438,840	69,255
Proceeds from the sale of investment securities
Available-for-sale	81,207,140	52,930,830	—
Net decrease (increase) in loans and lease financing	(155,850,461)	(80,547,826)	78,715,921
Purchases of portfolio loans	(33,185,557)	(50,027,955)	—
Proceeds from sale of portfolio loans	—	—	11,998,863
Purchases of premises and equipment	(945,886)	(1,740,467)	(2,361,758)

Net cash (used in) provided by investing activities	(114,916,779)	(88,186,507)	99,991,088

Cash flows from financing activities
Net increase in deposits	118,705,699	118,255,750	146,075,439
Net increase (decrease) in short-term borrowings	147,294,000	28,924,000	(35,519,000)
Proceeds from issuance of long-term debt	—	65,000,000	—
Proceeds from issuance of Junior subordinated debt	—	51,547,000	—
Repayment on long-term debt	(50,000,000)	(59,000,000)	(78,333,333)
Repayment on subordinated debt	—	(53,553,328)	—
Patronage dividend paid	(11,381,787)	(8,615,091)	(5,900,279)
Other Dividends paid	(245,425)	(302,533)	—

Net cash provided by financing activities	204,372,487	142,255,798	26,322,827

(Decrease) Increase in cash and cash equivalents	(7,585,619)	(16,989,097)	4,226,188
Cash and cash equivalents, beginning of year	54,973,344	71,962,441	67,736,253

Cash and cash equivalents, end of period	$47,387,725	$54,973,344	$71,962,441

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Unrealized (loss) gain on investment securities available–for-sale and non-certificated interest-only receivables, net of tax	$(455,582)	$(3,598,824)	$4,343,212
Loans transferred to other real estate owned	$—	$74,297	$—
Warehouse loans transferred to portfolio	$11,096,830	$4,788,788	$—
Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International	$23,826,307	$—	$—
Common stock cancelled and loan losses recovered against allowance for loan losses	$605,617	$135,444	$103,187
Interest paid	$41,963,161	$39,038,779	$41,898,671
Income taxes paid	$1,080,328	$3,048,839	$1,829,974
The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
      National Consumer Cooperative Bank, doing business as National Cooperative Bank (“NCB”), is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the “Act”). NCB provides loans and financial services primarily to cooperatives. NCB Capital Corporation (“NCBCC”), previously named NCB Mortgage Corporation, a wholly owned subsidiary, originates, sells and services real estate and commercial loans primarily for cooperatives. NCB Financial Corporation (“NCBFC”), a wholly owned subsidiary, is the holding company of NCB, FSB, previously known as NCB Savings Bank, FSB, a federally-chartered thrift institution. EOS Financial Group, Inc., previously known as NCB Financial Advisors, Inc., a wholly owned subsidiary, provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations.
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
      On January 27, 2004, NCB and its affiliate, NCB Development Corporation (“NCBDC”), formed Cooperative Community Works, LLC (“CCW”), a Delaware limited liability company of which NCBDC and NCB are the two members, each with a 50% interest. CCW was formed to develop resident owned and controlled communities. Under CCW’s Operating Agreement, the Chair of the Board of Managers will at all times be an individual that is an officer or employee of NCBDC. CCW is not consolidated into NCB and is accounted for under the Equity method.
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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counter party owner owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counter party, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counter parties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counter party, the net mark-to-market exposure represents the netting of positive and negative exposures with that counter party. The net mark-to-market exposure with a counter party is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counter party. NCB uses master netting agreements with the majority of its counter parties.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Accounting for Derivatives
      All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as a hedge of the fair value of a recognized asset or liability.
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
      When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values of hedged items.
      NCB discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.
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
      Leasing operations consist principally of leased equipment under direct financing leases expiring in various years through 2008. All lease-financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract, which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.
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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Loan-Origination Fees, Commitment Fees, and Related Costs
      Loan fees received and direct origination costs are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans or, with respect to loans held for sale, as an adjustment to gain on sale of loans. The remaining unamortized fees on paid off loans are recognized as interest income. If a commitment is exercised during the commitment period, the fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.
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
      Servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage-servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.
      Interest-only strips are created when loans are sold servicing retained and a portion of the interest retained by NCB does not depend on the servicing work being performed.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Other Assets
      Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Included in other assets is goodwill in the amount of $101,793, which is tested annually for impairment.
      Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Leasehold improvements are amortized on a straight-line basis over the terms of the leases. Furnishings, equipment, and software are depreciated using an accelerated method over seven, five, and three years, respectively.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

2.	CASH AND CASH EQUIVALENTS
      The compositions of cash and cash equivalents at December 31 are as follows:

	2004	2003

Cash	$40,266,178	$36,638,793
Cash Equivalents	7,121,547	18,334,551

Total	$47,387,725	$54,973,344

      In addition, there was restricted cash of $5.0 million and $9.0 million as of December 31, 2004 and December 31, 2003, respectively. $5.0 million and $4.9 million of restricted cash at December 31, 2004 and December 31, 2003 relates to a recourse obligation as discussed in Note 7. The remaining restricted cash of $4.1 million at December 31, 2003 related to the Loan Purchase and Sale Agreement of the grocery loan conduit program with Rabobank International, which was terminated in June 2004.

3.	INVESTMENT SECURITIES
      The composition of available-for-sale investment securities at December 31 is as follows:

	2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury and agency obligations	$40,691,629	$963	$290,887	$40,401,705
Mortgage-backed securities	573	—	—	573
Corporate bonds	3,463,867	4,648	6,600	3,461,915
Mutual funds	1,406,749	—	117,982	1,288,767
Interest-only receivables	41,007,878	1,120,850	64,993	42,063,735

Total	$86,570,696	$1,126,461	$480,462	$87,216,695

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury and agency obligations	$32,881,737	$252,711	$52,182	$33,082,266
Mortgage-backed securities	81,073,312	—	732,359	80,340,953
Corporate bonds	2,796,940	16,078	845	2,812,173
Mutual funds	1,380,641	—	100,921	1,279,720
Interest-only receivables	36,571,211	555,605	654,608	36,472,208

Total	$154,703,841	$824,394	$1,540,915	$153,987,320

      Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.
      The following table presents the fair value of investment securities with unrealized losses at December 31, 2004 and the related unrealized loss amounts. The table also discloses whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31, 2004.

	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and agency obligations	$35,916,275	$290,887	$—	$—	$35,916,275	$290,887
Corporate bonds	2,459,755	6,600	—	—	2,459,755	6,600
Mutual funds	—	—	1,288,452	117,982	1,288,452	117,982
Interest-only receivables	—	—	11,416,937	64,993	11,416,937	64,993

Total	$38,376,030	$297,487	$12,705,389	$182,975	$51,081,419	$480,462

      The fair value of investment securities will change from period to period with changes in interest rates. NCB does not consider the unrealized losses at December 31, 2004 on its investment securities to be other-than-temporary because they relate to interest rates.
      The maturities of U.S. Treasury and agency obligations and corporate bonds at December 31 are as follows:

	2004

		Weighted
	Amortized	Average
	Cost	Yield	Fair Value

Within 1 year	$13,249,032	1.79%	$13,199,900
After 1 year through 5 years	30,911,938	2.42%	30,663,720

Total	$44,160,970	2.23%	$43,863,620

	2003

		Weighted
	Amortized	Average
	Cost	Yield	Fair Value

Within 1 year	$17,478,721	5.30%	$17,693,252
After 1 year through 5 years	18,199,956	2.14%	18,201,187

Total	$35,678,677	3.69%	$35,894,439

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mutual funds, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mortgage-backed securities and interest-only receivables have contractual maturities, which may differ from actual maturities because borrowers have the right to call or prepay obligations.
      In 2004 there was $81.2 million available-for-sale securities sold with a gain of $3.5 million and in 2003 $55.1 million of available-for-sale securities were sold with a gain of $3.0 million. No available-for-sale securities were sold in 2002. NCB held no callable investment securities at December 31, 2004 and 2003.
      Held-to-maturity investment securities at December 31, 2004 represent private debt securities with an amortized cost of $2.1 million and fair value of $2.2 million. At December 31, 2003 the amortized cost was $0.7 million and fair value was $0.8 million.

4.	LOAN SERVICING
      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2004 and 2003 are $3.5 billion and $3.3 billion, respectively.

5.	LOANS AND LEASE FINANCING
      Loans and leases outstanding by category are as follows:

	2004	2003

Commercial loans	$529,091,529	$440,288,738
Real estate loans:
Residential
Cooperative Single Family	319,512,924	203,416,518
Cooperative Multifamily	245,859,379	200,058,527
Commercial	4,148,278	4,243,231
Lease financing	15,972,402	42,097,677

Total	$1,114,584,512	$890,104,691

      Commercial loans have a geographic concentration in the West region of 47.7% at December 31, 2004 compared to 41.3% at December 31, 2003. The largest borrower type for our commercial loans is food retailing and distribution at 14.4%. No other borrower type exceeds 4.2%. Real Estate Residential loans have a geographical concentration of 58.2% at December 31, 2004 in the North East region (primarily New York City) compared to 67.5% at December 31, 2003.

6.	LOANS HELD FOR SALE
      Loans held for sale by category at December 31, are as follows:

	2004	2003

Commercial loans	$6,670,600	$24,647,559
Real estate loans:
Residential
Cooperative Single Family	5,177,883	8,404,338
Cooperative Multifamily	258,459,926	192,342,757
Commercial	32,980,824	13,169,750

Total	$303,289,233	$238,564,404

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	RECEIVABLES SOLD WITH RECOURSE
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
      The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of December 31, 2004 and 2003. The unpaid principal balance of the loans covered by the Agreement was $280.6 million as of December 31, 2004 compared with $287.9 million as of December 31, 2003. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.
      In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of December 31, 2004 and 2003 the unpaid principal balance was $107.8 million and $110.1 million, respectfully. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

8.	IMPAIRED ASSETS
      Impaired loans, comprising non-accrual loans and real estate owned, totaled $17.8 million and $1.8 million at December 31, 2004 and 2003, respectively. The average balance of impaired loans was $11.2 million and $3.1 million for the years ended December 31, 2004 and 2003, respectively. Specific allowances of $2.2 million relating to $17.7 million of impaired loans and $0.4 million relating to $1.7 million of impaired loans were established at December 31, 2004 and 2003, respectively.
      In September 2004, the $4.8 million outstanding balance of a separate grocery chain loan was placed in non-accrual status as a response to poor operating performance by the organization.
      In June 2004 NCB charged $2.2 million of the outstanding balance of $6.3 million of a loan to a telecommunications provider to the allowance for loan losses. The remaining balance of $4.1 million was placed in non-accrual status.
      In February 2004, a non-profit continuing care provider filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing the company was indebted to NCB in the amount of $9.4 million. As a result of the filing the loan was placed in non-accrual status. NCB charged $1.9 million to the allowance for loan losses. As new information regarding the bankruptcy proceedings become available, reserve levels may be adjusted accordingly. The remaining outstanding balance of $7.4 million is in non-accrual status. The loan is unsecured, as were all creditors at the time of the bankruptcy filing.
      Since December 31, 2004, impaired assets totaling $3.8 million have been collected. Management believes impaired assets will continue to decline, and expect full collection on one impaired asset totaling $7.4 million prior to June 30, 2005.
      Reserves at December 31, 2004 were deemed to be adequate to cover the estimated loss exposure related to the above loans.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004 and 2003, there were no commitments to lend additional funds to borrowers whose loans were impaired.
      At December 31, 2004, there was $29 thousand of real estate owned property, and there was $0.1 million of real estate owned property at December 31, 2003.

9.	ALLOWANCE FOR LOAN LOSSES
      The following is a summary of the activity in the allowance for loan losses:

	2004	2003	2002

Balance at January 1	$17,098,008	$14,580,619	$22,239,903
Provision for loan losses	2,510,650	2,535,364	1,283,160
Charge-offs	(4,711,086)	(2,548,403)	(8,013,472)
Recoveries of loans previously charged-off	2,093,413	2,530,428	739,143
Reclassified to reserve for unfunded commitments	—	—	(1,668,115)

Balance at December 31	$16,990,985	$17,098,008	$14,580,619

      The allowance for loan losses was 1.5%, 1.9% and 1.9% of loans and lease financing, excluding loans held for sale, at December 31, 2004, 2003, and 2002, respectively.
      The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the year ended December 31:

	2004	2003	2002

Balance at January 1	$1,090,374	$1,689,300	$—
Reclassified from allowance for loan losses	—	—	1,668,115
Provision for losses	723,932	(598,926)	21,185

Balance at December 31	$1,814,306	$1,090,374	$1,689,300

10.	TRANSACTIONS WITH RELATED PARTIES
      Section 103 of the Act, as amended, requires that twelve of the fifteen members of NCB’s Board of Directors be elected by holders of Classes B and C stock and that they have actual cooperative experience. NCB voting stock is, by law, owned only by borrowers and entities eligible to borrow. The election rules require that candidates for the Board of Directors have experience as a director or senior officer of a cooperative organization that currently holds Class B or Class C stock. Therefore, it is not unusual for Board members to represent NCB borrowers. NCB has conflict of interest policies, which require, among other things, that a Board member be disassociated from decisions, which pose a conflict of interest or the appearance of a conflict of interest. Loan requests from cooperatives with which members of the board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and conditions, as all other loan requests.
      In addition, NCB through its subsidiary, NCB, FSB, enters into transactions in the normal course of business with its directors, officers, employees, and their immediate family members.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2004, activity related to loans and leases, including loans held for sale, to affiliated cooperatives, directors, officers, employees, and their immediate family members is as follows:

	January 1,			December 31,
	2004	Additions	Deductions	2004

Outstanding balances	$145,494,009	$32,865,295	$58,973,464	$119,385,840

      During 2004, 2003, and 2002, NCB recorded interest income of $6.3 million, $8.8 million, and $8.4 million, respectively, on loans to related parties.

11.	PREMISES AND EQUIPMENT
      Premises and equipment are included in other assets and consist of the following as of December 31:

	2004	2003

Furniture and equipment	$3,455,017	$4,616,238
Leasehold improvements	3,439,278	3,439,144
Premises	1,638,770	1,536,844
Other	320,590	1,567,849

Total premises and equipment	8,853,655	11,160,075
Less: Accumulated depreciation and amortization	(3,972,272)	(5,758,755)

Total premises and equipment, net	$4,881,383	$5,401,320

      Depreciation and amortization of premises and equipment included in non-interest expenses for the years ended December 31, 2004, 2003, and 2002 totaled $1.5 million, $1.4 million, and $2.0 respectively. During 2004 NCB added $1.0 million of new assets and retired fully depreciated assets of $2.7 million, which included equipment of $1.6 million and computer software of $1.1 million.

12.	OTHER ASSETS
      At December 31, 2004 and 2003, other assets consisted of the following:

	2004	2003

Interest-only receivables	$37,832,967	$39,248,721
Valuation of letters of credit	6,420,259	5,040,118
Accrued interest receivables	6,374,384	5,354,228
Premises and equipment	4,881,383	5,401,320
Federal Home Loan Bank stock	5,569,200	3,967,100
Mortgage servicing rights	3,099,316	2,457,882
Equity investments	1,683,605	1,547,000
Prepaid assets	1,063,812	1,458,690
Deferred tax asset	804,091	541,814
Derivative assets	764,834	323,171
Other	1,762,307	2,639,338

Total other assets	$70,256,158	$67,979,382

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	LEASES
      Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 are as follows:

Amount

2005	$3,113,958
2006	3,200,540
2007	3,329,749
2008	3,434,207
2009	3,495,857
2010 and thereafter	14,771,792

Total Payments	$31,346,103

      Rental expense on premises and office equipment in 2004, 2003, and 2002 was $2.3 million, $2.1 million, and $2.7 million, respectively.
      During 2002, NCB deferred incentives received in connection with the headquarters lease for office space. These incentives are being amortized over the ten-year life of the lease. At December 31, 2004 and 2003, the unamortized lease incentives totaled $2.6 million and $2.7 million, respectively.

14.	DEPOSITS
      Deposits as of December 31 are summarized as follows:

		Weighted		Weighted
		Average		Average
	2004 Balance	Rate	2003 Balance	Rate

Passbook accounts	$7,424,705	1.15%	$6,659,859	1.28%
Money market demand and NOW accounts	237,130,127	1.42%	182,273,806	1.18%
Fixed-rate certificates:
Less than $100,000	132,117,965	2.84%	134,720,999	2.68%
$100,000 or greater	229,253,977	3.29%	163,566,411	2.72%

Total deposits	$605,926,774	2.43%	$487,221,075	2.11%

      At December 31, 2004 and 2003 included in fixed-rate certificates greater than $100,000 are $80.5 million and $24.4 million in deposits that are insured by the FDIC on a pass through basis, respectively.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The remaining contractual maturities of certificate accounts at December 31 are as follows:

	2004

	Less Than	$100,000
	$100,000	and Greater	Total

2005	$88,415,691	$81,861,573	$170,277,264
2006	19,197,293	21,871,791	41,069,084
2007	18,014,325	20,458,730	38,473,055
2008	3,950,705	49,656,462	53,607,167
2009	1,482,413	39,494,286	40,976,699
2010 and thereafter	1,057,538	15,911,135	16,968,673

Total	$132,117,965	$229,253,977	$361,371,942

	2003

	Less Than	$100,000
	$100,000	and Greater	Total

2004	$72,471,187	$93,079,635	$165,550,822
2005	43,787,982	23,830,948	67,618,930
2006	11,444,885	5,949,497	17,394,382
2007	3,568,840	1,988,000	5,556,840
2008	2,740,853	38,122,035	40,862,888
2009 and thereafter	707,252	596,296	1,303,548

Total	$134,720,999	$163,566,411	$298,287,410

15.	SHORT-TERM BORROWINGS
      The carrying amounts and weighted average rates for short-term borrowings as of December 31 are as follows (dollars in thousands):

	2004		2003

		Weighted		Weighted
		Average		Average
	Outstanding	Rate	Outstanding	Rate

Lines of Credit	$46,745	3.10%	$25,000	1.92%
Commercial paper	149,684	2.44%	111,465	1.26%
Other	—	0.00%	11,486	1.80%
FHLB advances	200,500	2.20%	102,000	1.15%

Total short-term borrowings	$396,929		$249,951

Revolving credit facilities
      At December 31, 2004, NCB had $350.0 million of committed revolving lines of credit available of which $40 million was outstanding. $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had $22.5 million of bid lines available at December 31, 2004 and 2003, $7.5 million outstanding as of December 31, 2004 and none was outstanding at December 31, 2003.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest expense from borrowings under the revolving line of credit facilities was $1.4 million, $0.5 million and $2.0 million, in 2004, 2003 and 2002, respectively.

	2004	2003

Borrowings outstanding at December 31	$47,500,000	$25,000,000
Unused capacity at December 31*	160,121,000	201,415,000
Average line of credit borrowings outstanding during the year	32,835,762	25,135,616
Maximum borrowings during the year	77,500,000	85,000,000
Weighted average borrowings rate:
During the year	2.18%	1.90%
At December 31	3.10%	1.92%

*	Defined as available capacity under revolving lines of credit less 100% of commercial paper backup and the amounts outstanding under the customer short-term borrowings program.
      Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. In addition a change in agency ratings could also impact borrowing rates. As of December 31, 2004 and 2003, commitment fees for the line of credit ranged between 0.20% and 0.25% of the commitment balance. Total commitment fees paid for revolving credit facilities were $0.9 million, $0.8 million, and $0.9 million, in 2004, 2003 and 2002, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.
      At December 31, 2004, NCB is required under these revolving line of credit agreements to maintain $25 million of cash, cash equivalents, and investments and have, among other items, total members’ equity plus subordinated debt of not less than $350.3 million.
Other Short-term Borrowings
      In an effort to reduce NCB’s cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2004 and 2003, the short-term borrowings outstanding totaled $0 million and $11.5 million, respectively. NCB also has a commercial paper program in place to further reduce NCB’s cost of funds. At December 31, 2004 and 2003, commercial paper totaled $149.7 million and $111.5 million, respectively.
      NCB, through its subsidiary NCB, FSB, has a blanket pledge agreement with Federal Home Loan Bank of Cincinnati, Ohio (FHLB) requiring advances to be secured by eligible mortgages and securities with a principal balance of 135% — 300% of such advances. The FHLB facility available to NCB, FSB was $246.1 million at December 31, 2004 and $174.4 million at December 31, 2003. Outstanding advances at December 31, 2004 and 2003 were $200.5 million and $102.0 million, respectively. Interest expense on advances for the years ended December 31, 2004 and 2003 was $1.2 million and $0.5 million, respectively.

16.	LONG-TERM DEBT
      NCB has entered into various agreements for the extension of credit with third parties. At December 31, 2004 and 2003, under its medium-term note program, NCB had approval to issue up to $400.0 million. As of December 31, 2004 and 2003, NCB had $40.0 million and $70.0 million, respectively, outstanding under this program. In addition, as of December 31, 2004 and 2003, NCB had outstanding $135.0 million and $155.0 million, respectively, of private placements issued to various institutional investors. The majority of the long-term debt has semi-annual interest payments.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of outstanding long-term debt at December 31, 2004 (dollars in thousands):

		Carrying
Maturity	Rate	Amount

2005	7.7%	$30,000
2006	6.0%	95,000
2009	5.5%	50,000

		175,000
SFAS No. 133 Valuation		898
Debt issuance costs		(683)

Total long-term debt		$175,215

      The following is a schedule of outstanding long-term debt at December 31, 2003 (dollars in thousands):

		Carrying
Maturity	Rate	Amount

2004	4.5%	$50,000
2005	7.7%	30,000
2006	5.9%	95,000
2009	5.5%	50,000

		225,000
SFAS No. 133 Valuation		2,465
Debt issuance costs		(753)

Total long-term debt		226,712

      At December 31, 2004 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $80 million. The effect of the agreements is to convert $80 million of the long-term debt from a weighted average fixed rate of 6.28% to a floating rate based on the three-month LIBOR rate plus a spread, which reprices throughout the year. At December 31, 2004 the weighted average three-month LIBOR on the swaps was 2.34% with a weighted average spread of 1.66%.

2004

	Maturity	Libor
Notional Amount	Date	Index

$55,000,000	2006	Three month
25,000,000	2009	Three month

$80,000,000

      At December 31, 2003 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $80.0 million. The effect of the agreements is to convert $80.0 million of the long-term debt from a weighted average fixed rate of 6.28% to a floating rate based on the three-month LIBOR

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate plus a spread, which repriced throughout the year. At December 31, 2003, the weighted average three-month LIBOR was 1.17% with a weighted average spread of 1.66%.

2003

	Maturity
Notional Amount	Date	Libor Index

$55,000,000	2006	Three month
25,000,000	2009	Three month

$80,000,000

17.	SUBORDINATED DEBT
      On December 31, 1981, NCB issued unsecured subordinated debt to the U.S. Treasury (“Treasury”) in the amount of $184.3 million as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government.
      In November 2003 NCB entered into a definitive Amended and Restated Financing Agreement (the “Amended Financing Agreement”), with the Treasury relating to repayment of and interest payable on the Class A Notes maturing in 2020 that were originally issued by NCB to Treasury on December 31,1981. In December 2003, NCB caused the issuance of $50.0 million in Trust Preferred Securities due January 7, 2034 to initial purchasers in a private offering pursuant to Bear Stearns & Co. Inc.’s Pooled Trust Preferred Program.
      Also, in December 2003, NCB, pursuant to the Amended Financing Agreement, made a $53.6 million payment to Treasury to prepay its 91-day renewing Class A Note. Also on that date, NCB replaced the remaining three Class A Notes outstanding, in the aggregate amount of $129 million, by issuing, five new replacement Class A Notes of renewing maturities.
      At maturity each Note is replaced with a reissued Note for the same term, with an interest rate based upon the yield on Treasury securities of comparable maturities, as of the date of repricing, plus 100 basis points, subject to the final maturity date of October 31, 2020, on which date all remaining balances under the Notes are due.
      The annual interest payments for each tranche are determined in accordance with the following schedule, which also includes the carrying amounts, of the subordinated debt at December 31, (dollars in thousands):

2004

		Next	Carrying
Index	Rate	Repricing Date	Amount

91-day Treasury rate	2.2%	15-Mar-05	$39,310
2-year Treasury rate	1.9%	15-Dec-05	20,718
3-year Treasury rate	2.4%	15-Dec-06	27,564
7-year Treasury rate	3.8%	15-Dec-10	32,847
10-year Treasury rate	4.3%	15-Dec-13	6,050

			126,489
Debt issuance costs			(906)

			$125,583

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003

		Next	Carrying
Index	Rate	Repricing Date	Amount

91-day Treasury rate	0.9%	15-Mar-04	$41,810
2-year Treasury rate	1.9%	15-Dec-05	20,718
3-year Treasury rate	2.4%	15-Dec-06	27,564
7-year Treasury rate	3.8%	15-Dec-10	32,847
10-year Treasury rate	4.3%	15-Dec-13	6,050

			128,989
Debt issuance costs			(989)

			$128,000

      The following table shows, pursuant to the Amended Finance Agreement, the amortization schedule of the five Class A Notes:

	Debt Amortization

	Beginning	Annual	Periodic	Ending
Year	Balance	Amortization	Amortization	Balance

2004	128,989,000	2,500,000	—	126,489,000
2005	126,489,000	2,500,000	—	123,989,000
2006	123,989,000	2,500,000	—	121,489,000
2007	121,489,000	2,500,000	—	118,989,000
2008	118,989,000	2,500,000	—	116,489,000
2009	116,489,000	2,500,000	—	113,989,000
2010	113,989,000	—	23,989,000	90,000,000
2011	90,000,000	5,000,000	—	85,000,000
2012	85,000,000	5,500,000	—	79,500,000
2013	79,500,000	6,050,000	—	73,450,000
2014	73,450,000	6,655,000	—	66,795,000
2015	66,795,000	7,320,500	—	59,474,500
2016	59,474,500	8,052,550	—	51,421,950
2017	51,421,950	8,857,805	—	42,564,145
2018	42,564,145	9,743,586	—	32,820,559
2019	32,820,559	10,717,944	—	22,102,615
2020	22,102,615	—	22,102,615	—

Total		82,897,385	46,091,615

      At December 31, 2004 and 2003, the non-current balance of the subordinated debt was $123.1 million and $128.0 million, respectively. The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes and subordinated debt issued by NCB that by its terms is junior to the Class A Notes have first preference with respect to NCB’s assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes.
      The Act also states that the amount of NCB borrowings, which may be outstanding at any time, shall not exceed 10 times the paid-in capital and surplus that, as defined by the Act, includes the subordinated debt.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	JUNIOR SUBORDINATED DEBT
      In December 2003, NCB sold $50 million of trust preferred securities through a statutory business trust, NCB Capital Trust I (“Trust”). NCB owns all of the common securities of this Delaware trust. The Trust has no independent assets or operations, and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by NCB. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of NCB, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NCB.
      On December 10, 2003, the FASB issued FASB Interpretation No 46R (“FIN 46R”), which revised FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Due to the adoption of FIN 46R NCB does not consolidate its investment in the Trust.
      The following is a schedule of outstanding Junior Subordinated debt at December 31, 2004 and 2003 (dollars in thousands):

			Carrying Amount
		Maturity
Index	Rate	Date	2004	2003

3-month LIBOR	4.97%	01/07/34	$51,547	$51,547
Debt issuance costs			(967)	(1,000)

			$50,580	$50,547

19.	COMMON STOCK AND MEMBERS’ EQUITY
      NCB’s common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others.
      The following relates to common stock at December 31, 2004 and 2003:

	2004			2003

	Class B	Class C	Class D	Class B	Class C	Class D

Par value per share	$100	$100	$100	$100	$100	$100
Shares authorized	1,600,000	300,000	100,000	1,500,000	300,000	100,000
Shares issued and outstanding	1,377,162	227,582	1	1,271,562	227,902	3

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in each class of common stock are described below:

	Class B	Class C	Class D	Total

Balance, December 31, 2001	$111,738,805	$22,141,668	$300	$133,880,773
2001 patronage dividends distributed in common stock	6,923,437	173,919	—	7,097,356
Cancellation of Stock	(692,859)	(9,367)	—	(702,226)

Balance, December 31, 2002	117,969,383	22,306,220	300	140,275,903

2002 patronage dividends distributed in common stock	9,800,222	484,028	—	10,284,250
Cancellation of Stock	(613,365)	—	—	(613,365)

Balance, December 31, 2003	127,156,240	22,790,248	300	149,946,788

2003 patronage dividends distributed in common stock	15,930,278	935,834	—	16,866,112
Cancellation of Stock	(5,394,287)	(967,833)	(200)	(6,362,320)
Adjustment to prior year dividends	23,925			23,925

Balance, December 31, 2004	$137,716,156	$22,758,249	$100	$160,474,505

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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      NCB, FSB’s capital exceeded the minimum capital requirements at December 31, 2004 and 2003. The following table summarizes NCB, FSB’s capital at December 31, 2004 and 2003:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31,2004:
Tangible Capital (to tangible assets)	$77,172,000	8.56%	$13,521,390	1.50%	N/A	N/A
Total Risk-Based Capital (to — risk-weighted Asset)	81,371,000	11.30%	57,623,440	8.00%	$72,029,300	10.00%
Tier I Risk-Based Capital (to — risk-weighted Asset)	77,010,000	10.69%	N/A	N/A	43,217,580	6.00%
Core Capital (to adjusted Tangible assets)	77,172,000	8.56%	36,057,040	4.00%	45,071,300	5.00%
As of December 31,2003:
Tangible Capital (to tangible assets)	$59,791,000	9.02%	$9,947,355	1.50%	N/A	N/A
Total Risk-Based Capital (to — risk-weighted Asset)	62,578,000	13.05%	38,360,872	8.00%	$47,951,090	10.00%
Tier I Risk-Based Capital (to — risk-weighted Asset)	59,592,000	12.43%	N/A	N/A	28,770,654	6.00%
Core Capital (to adjusted Tangible assets)	59,791,000	9.02%	26,526,280	4.00%	33,157,850	5.00%
      The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At December 31, 2004, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

21.	EMPLOYEE BENEFITS
      Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 2004, 2003, and 2002 was $0.8 million, $0.7 million, and $0.6 million, respectively.
      NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant’s salary. Contributions and expenses for 2004, 2003, and 2002 were $0.9 million, $0.8 million and $0.5 million, respectively.
      Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan’s terms were revised by the Board of Directors effective January 1, 1999 and revised again effective January 1, 2002. NCB expensed $1.2 million, $1.3 million, and $1.9 million for the Plan in 2004, 2003, and 2002, respectively.

22.	INCOME TAXES
      Each year under the Act, NCB must declare tax-deductible patronage refunds in the form of cash, stock, or allocated surplus, which effectively reduce NCB’s federal income tax liability. In 2005, NCB is required to make patronage dividend payouts of approximately $21.2 million. The anticipated cash portion of the 2004 patronage dividend is included in patronage dividends payable at December 31, 2004. The anticipated stock portion of the patronage dividend of 2004 earnings to be distributed has been added to allocated retained

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings at December 31, 2004. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.
      The provision for income tax expense for the years ended December 31, consists of the following:

	2004	2003	2002

Current tax expense
Federal	$325,978	$823,983	$1,353,472
State and local	748,064	1,979,192	459,677

Total current	1,074,042	2,803,175	1,813,149

Deferred tax (benefit) provision
Federal	(80,755)	(52,050)	41,016
State and local	252,464	(301,489)	(62,000)

Total deferred	171,709	(353,539)	(20,984)

Provision for income tax expense	$1,245,751	$2,449,636	$1,792,165

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31:

	2004	2003	2002

Statutory U.S. tax rate	$8,092,113	$10,502,279	$7,499,143
Patronage dividends	(7,545,795)	(9,756,514)	(6,192,403)
State and local taxes	1,000,528	1,677,703	397,677
Other	(301,095)	26,168	87,748

Provision for income tax expense	$1,245,751	$2,449,636	$1,792,165

      Deferred tax assets net of liabilities, included in other assets, are comprised of the following at December 31, 2004 and 2003:

	2004	2003

Allowance for loan losses	$445,139	$720,750
Deferred commitment fees	270,118	211,589
Mark to market adjustments	212,663	155,031
Other	44,928	6,036

Gross deferred tax assets	972,848	1,093,406

Mortgage servicing rights	(161,175)	(110,520)
Federal Home Loan Bank stock dividends	(425,242)	(387,246)
Depreciation	(16,326)	(53,826)

Gross deferred tax liabilities	(602,743)	(551,592)

Net deferred tax asset	$370,105	$541,814

      Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB’s history of earnings and management’s expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	INCOME AVAILABLE FOR DIVIDENDS ON STOCK
      Under existing senior debt agreements, the aggregate amount of cash dividends on Class C or Class D stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB’s consolidated adjusted net income accumulation (or minus 100% of NCB’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB’s taxable income for such calendar year. At December 31, 2004 the aggregate income available for dividends on stock was approximately $103.2 million and the aggregate cash dividends paid was approximately $66.3 million.
      Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2004, 2003, and 2002 are 3.40%, 3.65% and 4.41%, respectively. Consequently, the amounts available for payment on the Class C stock for 2004, 2003, and 2002 are $0.8 million, $0.8 million, and $1.0 million, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

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
      In the normal course of business, NCB makes loan commitments to extend credit agreements to lend to a customer as long as there is no violation of any condition established in the contract.
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
      NCB also makes rate lock commitments to extend credit to borrowers for the origination of blanket loans to cooperative housing corporations, cooperatives share loans, and single-family residential loans. In cases of cooperative share loans and single-family residential loans, rate lock commitments generally extend for a 30-day period. Some of these commitments will expire without being completed. For blanket loans, the rate lock commitments can extend as long as 12 months, but there is generally little to no fall out prior to closing.
      Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation including obligations of a non-financial nature. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
      Issuance fees associated with the standby letters of credit range from 1.00% to 5.00% of the commitment amount. The standby letters of credit mature throughout 2005 to 2009.
      The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value

	2004	2003	2004	2003

Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$624,310	$485,753	$3,122	$2,429
Rate Lock commitments to extend credit	142,631	116,228	498	694
Standby letters of credit	241,170	248,118	9,852	10,024
      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, an asset and a corresponding liability of $6.4 million recorded in Other assets and Other liabilities in the Consolidated Balance Sheet at December 30, 2004 representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2003. The corresponding amount at December 31, 2003 was $5.0 million. At December 31, 2004 83.8% of NCB’s standby letters of credit were concentrated in the healthcare industry compared to 82.2% at December 31, 2003. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.
      NCB reserved $1.8 million and $1.1 million as of December 31, 2004 and 2003 to cover its loss exposure to unfunded commitments.
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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Results related to the hedging of warehouse loans are summarized below and included in the caption entitled “Gain On Sale of Loans” in the accompanying consolidated statements of income for the years ended December 31 (dollars in thousands):

	2004	2003

Unrealized (loss) gain on designated derivatives recognized	$(4,236)	$9,035
Increase (decrease) in value of warehouse loans	3,915	(6,356)
Increase (decrease) in value of investment securities held-for sale	732	(2,995)

Net hedge ineffectiveness	411	(316)

Unrealized (loss) gain on undesignated loan commitments recognized	(913)	1,080
Gain (loss) on undesignated derivatives recognized	314	(1,815)

Net loss on undesignated derivatives	(599)	(735)

Unrealized (loss) gain on non-hedging derivatives	(21)	514
Net SFAS 133 adjustment	$(209)	$(537)

      Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counter parties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $0.7 million at December 31, 2004 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counter parties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at December 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value

	2004	2003	2004	2003

Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$10,900	$17,100	$10	$(40)
Interest rate swap agreements	$409,817	$394,658	$(4,160)	$1,647
Forward sales commitments
Cooperative single family	$11,000	$10,757	$(192)	$180
Cooperative multifamily	$39,570	$—	$(425)	$—

25.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resultant fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.
      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:
      Cash and cash equivalents — The carrying amount approximates fair value.
      Investments — Fair values are based on quoted market prices for identical or comparable securities.
      Loans and lease financing — For adjustable rate commercial loans that reprice frequently and with no significant changes in credit risk, fair values are based on carrying values. The fair market value of other adjustable rate loans is estimated by discounting the future cash flows assuming that the loans mature on the next repricing date using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and other loans and leases, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities. The fair value of loans held for sale is based on market prices for similar loans sold in the secondary market adjusted for differences in loan characteristics.
      Loans held-for-sale and rate lock commitments — The fair values are based on commitments on hand from investors or prevailing market rates.
      Servicing Assets — The fair value of servicing assets is based on discounted future net cash flows received for servicing mortgages at current market rates offered by purchasers of mortgage servicing rights.
      Interest-only receivables — The fair value of interest-only receivables is estimated by discounting the future cash flows using current market investor pass-through rates for similar securities.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deposit liabilities — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.
      Short-term and other borrowings — The carrying amounts approximate fair value.
      Long-term debt — The fair value of long-term debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.
      Subordinated debt — The fair value of subordinated debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.
      Junior subordinated debt — The carrying amount is deemed to approximate fair value due to the fact that this is a floating-rate debt that reprices quarterly.
      Interest rate swap agreements — The fair value of interest rate swaps is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counter parties.
      Financial futures and forward contracts — The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2004 and 2003. The fair value of forward commitments is based on current market prices for similar contracts.
      Commitments to extend credit, standby letters of credit, and financial guarantees written — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the customers at the reporting date.
      Accrued interest receivable and accrued interest payable — The carrying value of accrued interest payable is deemed to approximate fair value.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair values of NCB’s financial instruments as of December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004		2003

	Carrying		Carrying	Fair
	Amount	Fair Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$47,388	$47,388	$54,973	$54,973
Restricted cash	4,997	4,997	9,025	9,025
Investment securities
Available-for-sale	87,217	87,217	153,987	153,987
Held-to-maturity	2,130	2,211	712	757
Interest-only receivables	37,833	37,833	39,249	39,249
Servicing assets	3,099	3,707	2,458	2,774
Loans held for sale	303,289	313,021	238,564	241,523
Loans and lease financing	1,114,585	1,109,590	890,105	897,571
Interest rate swap agreements	(4,160)	(4,160)	1,647	1,647
Financial futures	10	10	(40)	(40)
Forward sale commitments	(192)	(192)	180	180
Accrued interest receivables	6,374	6,374	5,354	5,354
Financial Liabilities:
Deposits	605,927	589,399	487,221	483,153
Short-term and other borrowings	396,929	396,929	249,951	249,951
Long-term debt	175,215	181,766	226,712	234,790
Subordinated debt	125,583	119,958	128,000	127,595
Junior Subordinated debt	50,580	50,547	50,547	50,547
Accrued interest payable	3,448	3,448	4,234	4,234
Standby letters of credit	6,420	6,420	5,040	5,040

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value

Undrawn commitments to extend credit	624,310	3,122	485,753	2,429
Standby letters of credit	241,170	3,432	248,118	4,984

26.	SEGMENT REPORTING
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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.
      The following is the segment reporting for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

				Retail
	Commercial	Real Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income
Interest income	$28,768	$13,840	$15,250	$14,947	$2,110	$74,915
Interest expense	17,172	6,110	10,401	6,915	578	41,176

Net interest income	11,596	7,730	4,849	8,032	1,532	33,739
Provision for loan losses	1,860	87	—	564	—	2,511
Non-interest income — external	8,268	1,520	23,311	2,984	631	36,714
Non-interest expense
Direct expense	8,864	6,479	3,317	4,041	11,399	34,100
Overhead and support	3,643	1,880	1,790	2,729	—	10,042

Total non-interest expense	12,507	8,359	5,107	6,770	11,399	44,142

Income (loss) before taxes	$5,497	$804	$23,053	$3,682	$(9,236)	$23,800

Total average assets	$497,098	$221,916	$263,747	$276,598	$207,232	$1,466,591

				Retail
	Commercial	Real Estate	Warehouse	Consumer		NCB
2003	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income
Interest income	$27,294	$12,219	$16,601	$9,945	$2,252	$68,311
Interest expense	16,168	5,468	10,959	5,326	360	38,281

Net interest income	11,126	6,751	5,642	4,619	1,892	30,030
Provision for loan losses	750	250	—	1,535	—	2,535
Non-interest income — external	10,344	3,549	35,132	4,371	3,389	56,785
Non-interest expense
Direct expense	10,467	7,562	1,671	5,375	16,349	41,424
Overhead and support	3,256	1,357	1,761	1,213	—	7,587

Total non-interest expense	13,723	8,919	3,432	6,588	16,349	49,011

Income (loss) before taxes	$6,997	$1,131	$37,342	$867	$(11,068)	$35,269

Total average assets	$473,551	$197,394	$256,105	$176,367	$189,498	$1,292,915

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Retail
	Commercial	Real Estate	Warehouse	Consumer		NCB
2002	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income
Interest income	$33,289	$13,624	$13,209	$10,997	$2,165	$73,284
Interest expense	18,280	5,728	6,822	8,140	3,073	42,043

Net interest income	15,009	7,896	6,387	2,857	(908)	31,241
Provision for loan losses	210	453	—	620	—	1,283
Non-interest income — external	5,623	1,691	22,623	4,783	210	34,930
Non-interest expense
Direct expense	9,218	4,478	3,710	2,976	19,433	39,815
Overhead and support	2,178	1,367	440	1,808	—	5,793

Total non-interest expense	11,396	5,845	4,150	4,784	19,433	45,608

Income (loss) before taxes	$9,026	$3,289	$24,860	$2,236	$(20,131)	$19,280

Total average assets	$510,373	$202,724	$221,453	$160,638	$110,245	$1,205,433

27.	LOAN SALES AND SECURITIZATIONS
      NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.
      During 2004 and 2003, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions. The proceeds from NCB’s 2004 sale of mortgage loans for securitization were $537.4 million and resulted in retained interests of $10.8 million. The proceeds from NCB’s 2003 sales of receivables in securitized mortgage loans were $636.8 million and generated a total of $32.9 million in retained interests.
      During 2004 and 2003, NCB sold mortgage-backed securities, generating proceeds of $81.2 million and $159.1 million and retained interest of $3.1 million and $10.3 million, respectively.
      The following table reflects the cash flows received from securitized trusts at December 31, (dollars in thousands):

	2004	2003

Net proceeds from new securitization	$537,370	$636,817
Net proceeds from sale of mortgage backed securities	$81,207	$159,145
Servicing fees received	$2,802	$2,430
Cash flows received on interest-only receivables	$14,412	$12,780
      The amounts below reflect the sensitivity of the fair value of interest-only receivables to 100, 200 and 300 basis points adverse conditions at December 31 (dollars in thousands):

	2004	2003

Impact of 100 basis points adverse change	$(2,915)	$(2,837)
Impact of 200 basis points adverse change	$(5,667)	$(5,509)
Impact of 300 basis points adverse change	$(8,270)	$(8,027)

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Retained interest due to securitization activity is comprised of the following:

	December 31,	December 31,
	2004	2003

Certificated interest-only receivables	$42,064	$36,472
Non-certificated interest-only receivables	$37,833	$39,249

28.	SUBSEQUENT EVENTS
      Since December 31, 2004 impaired assets totaling $3.8 million have been collected.

29.	LEGAL PROCEEDINGS
      NCB is involved in various litigation arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NCB’s consolidated financial position, results of operations, or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None
ITEM 9A. CONTROLS AND PROCEDURES
      The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2004 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company’s reports under the Exchange Act.
      There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect those internal controls subsequent to December 31, 2004.
ITEM 9B. OTHER INFORMATION
      None.

PART III
ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The directors and executive officers of NCB and the positions held by each are as follows:

		Year First	End of
	Position	Appointed	Term	Age

Stuart M. Saft	Chairman of the Board of Directors and Director	1999	2005	57
Charles E. Snyder	President and Chief Executive Officer	1983	—	51
Allan J. Baum	Director	2004	2009	49
William F. Casey, Jr.	Director	2002	2005	60
Irma Cota	Director	2003	2007	51
Rafael Cuellar	Director	2002	2005	35
Grady B. Hedgespeth	Director	2003	2006	49
William Hampel	Director	2004	2007	53
H. Jeffrey Leonard	Director	2002	2005	50
Rosemary Mahoney	Director	2003	2006	44
Stephanie McHenry	Vice Chairman of the Board of Directors and Director	2001	2007	42
Richard A. Parkinson	Director	2003	2006	55
Alfred A. Plamann	Director	2003	2006	62
Andrew Reicher	Director	2003	2006	53
Michael D. Scott	Director	2002	2005	41
Walden Swanson	Director	2002	2005	54
Steven A. Brookner	Executive Managing Director, Chief Executive Officer, NCB, FSB	1997	—	41
Charles H. Hackman	Managing Director, Chief Credit Officer President, NCB Capital Corporation, NCB Financial Corporation	1984	—	59
Mark W. Hiltz	Managing Director, Chief Risk Officer	1982	—	56
Richard L. Reed	Executive Managing Director, Chief Financial Officer Treasurer, NCB Capital Corporation, NCB Retail Financial Corporation and NCB Financial Advisors, Inc.	1985	—	46
Thomas C. Schoettle	President and Chief Executive Officer, NCB, FSB	1997	—	49
Patrick N. Connealy	Managing Director, Corporate Banking Group	1986	—	48
Kathleen M. Luzik	Managing Director of NCB, Chief Operating Officer of NCB, FSB	1991	—	41
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

      William F. Casey, Jr., is the President of the Co-operative Central Bank and the Co-operative Bank Investment Fund since April 2000. At the Co-operative Central Bank, he also held the positions of Executive Vice President and Treasurer for 15 years and Financial Vice President for six years.
      Allan J. Baum is President of Weathervane Development Corporation since 1987 and formerly a Managing Director of Credit Suisse First Boston, retiring January 2002. Mr. Baum holds a bachelor’s from Dartmouth College and a MBA from Columbia University’s Graduate School of Business. He has 18 years of experience in public finance and real estate investment banking. Mr. Baum is formerly Director of NCB Development Corporation and has participated in NCB’s Mission Banking planning.
      Irma Cota is a Chief Executive Officer of North County Health, formerly President of California Primary Care Association and immediate past President of the San Diego Council of Community Clinics. Ms. Cota holds a masters degree in public health from San Diego State University. Having over 29 years of experience specializing in health/medical, Ms. Cota has extensive experience in working with non-profit boards of directors, currently serving on the Alliance Health Care Foundation Board.
      Rafael E. Cuellar has been President and Chief Financial Officer of ECO & Sons, Inc. since 1996. Prior to that he was a Lieutenant in the U.S. Navy for nine years. Mr. Cuellar has served on the Board of Directors of the Bergen County Hispanic Chamber of Commerce, the New Jersey State Chamber of Commerce, the North Jersey Regional Chamber of Commerce and the William Paterson University Foundation, et. al.
      William F. Hampel is Senior Vice President for Research and Policy Analysis and Chief Economist of Credit Union National Association. Mr. Hampel holds a bachelor of arts in economics from University of Dallas and a Ph.D in economics from Iowa State University. Mr. Hampel is a member of the board of CUNA Credit Union since 1991 serving as secretary, treasurer, vice president, and chair. Mr. Hampel is also a member of CUNA’s regulatory and legislative advocacy team.
      Grady B. Hedgespeth is Chief Financial Officer of Seedco. Prior to that he was President and Executive Director of ICA Group, a national nonprofit economic development intermediary in Brookline, MA. Prior to his position at ICA, Mr. Hedgespeth designed and established BankBoston Development Company (now Fleet Development Ventures), the nation’s first bank-owned urban investment bank.
      H. Jeffrey Leonard has been President and founding shareholder and Director of GEF Management Corporation since 1989. He is also the President of Global Environment Fund since 1989 and is the Chairman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.
      Rosemary K. Mahoney is the Board chair and consultant of MainStreet Cooperative Group, LLC. Ms. Mahoney is a Director of the National Cooperative Business Association.
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
      Walden Swanson is the Chief Executive Officer of Community Consulting Group Cooperative, Inc., which provides consulting services to cooperatives. He was previously a Manager at Wheatsville Food Co-op from 1976 to 1978. He was also a board member at National Cooperative Business Association and a resident and board member at Whitehall Housing Cooperative. Mr. Swanson is also chair of NCBDC.
      Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and Executive Managing Director at NCB responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998, he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a partner of Hamilton Securities Group for one year and Co-Founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.
      Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992, President of NCB Financial Corporation and NCB Capital Corporation.
      Mark W. Hiltz is a Managing Director and Chief Risk Officer of NCB. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1998 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.
      Richard L. Reed is an Executive Managing Director and Chief Financial Officer of NCB. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.
      Thomas C. Schoettle was named President and Chief Executive Officer of NCB Savings Bank, FSB, now named NCB, FSB in 1997 and is currently President. He was the Executive Vice President of the Savings Bank from 1995 to 1996. Previously, he served for eight years as Vice President, Commercial and Residential Lending and Regional Manager with Merchants National Bank and for three years as Manager, Special Assets with Farm Credit System.
      Patrick N. Connealy is a Managing Director and the head of the Corporate Banking Group of NCB. Prior to joining NCB in 1986, he worked as a supervisory officer with the Farm Credit Administration in Washington, DC, and as assistant vice president and loan officer for the Farm Credit Bank of Omaha.
      Kathleen M. Luzik is a Managing Director of National Cooperative Bank (NCB), and Chief Operating Officer of NCB, FSB, the mortgage and retail-banking subsidiary of NCB. Ms. Luzik joined NCB in 1991, and has held positions as a real estate underwriter and lender, business development officer, vice president of secondary marketing, and managing director of real estate loan servicing. In 1999, she was named managing director of NCB’s Real Estate Group where she was responsible for all operational activities of the Real Estate Group, overseeing the National Real Estate and Master Servicing Teams. Prior to joining NCB, Ms. Luzik was a financial analyst for the Patrician Financial Company where she was responsible for the underwriting analysis of multi-family rental housing financed through FHA, Fannie Mae and Freddie Mac multi-family loan programs.

Non-Incumbent Nominees for Directorships
            Roger B. Collins
            Steven F. Cunningham
            Douglas M. Kleine
            Marlene Cooper Stiggers
      Roger B. Collins is President and Chief Executive Officer of Harp’s Foodstores, Inc., a regional grocery chain located in Arkansas, Oklahoma and Missouri. He currently serves on the Board of Directors of Associated Wholesale Grocers (AWG). Mr. Collins has a bachelor’s degree in economics from Rice University, Houston, Texas and a master’s in business administration from the University of Texas, Austin, Texas.
      Steven F. Cunningham is President and Chief Executive Officer of IMARK Group, Inc., a purchasing cooperative of independently owned electrical suppliers and equipment wholesalers. He currently serves as President and Director of Elite Distributors Insurance Co., located in the Grand Cayman. He also serves as a director of Mutual Services Cooperative and is currently first vice chair of the National Cooperative Business Association’s Board of Directors. Mr. Cunningham has a bachelor’s degree in accounting from Lehigh University, Bethlehem, Pennsylvania.
      Douglas M. Kleine is Executive Director of National Association of Housing Cooperatives, which provides information and education on cooperatives to boards. He has served as board director and treasurer of the Reston Commuter Bus, Inc. He also served on Reston Homeowner Association board including chair of covenants, finance committee, and planning and budgeting committee. Mr. Kleine has a bachelor’s degree in economics from the University of Pittsburgh, Pittsburgh, Pennsylvania. He also studied at the University of Virginia, Falls Church, Virginia and VPI, Herndon, Virginia.
      Marlene Cooper Stiggers is Executive Director of Atlanta Cooperative Development Corporation, Inc., which sponsors cooperative development. She has served on the Board of Wildwood Park Townehouses Corporation as secretary for four years, two years as newsletter Editor and 23 years as president of the board. She has also served as chair of National Association of Housing Cooperatives, and president and chair of Southeast Association of Housing Cooperatives. Ms. Stiggers attended Morris Brown College, Atlanta, Georgia.
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

      The Audit/Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are Stuart M. Saft, Stephanie McHenry, William F. Casey, Jr. (Chair) Michael D. Scott, William F. Hampel and Richard A. Parkinson. The Board of Directors has determined that William F. Casey, Jr, is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 401(h) under Regulation S-K).
      The Mission Banking/Low Income Committee is responsible for evaluating NCB’s best efforts to achieve 35 percent of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Development Corporation to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCBDC, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are H. Jeffrey Leonard, (Chair) Walden Swanson, Irma Cota, Grady B. Hedgespeth, Rosemary K. Mahoney, Alfred A. Plamann and Andrew Reicher.
      The Executive/Compensation Committee exercises all powers of the Board of Directors when waiting for the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends for board approval the consolidated annual budget. The members are Stuart Saft (Chair), William F. Casey, H. Jeffrey Leonard, Stephanie McHenry and Richard Parkinson.
      The Committee is also responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of NCB. The Committee shall also communicate to the members the compensation policies and the reasoning behind such policies, recommend to the board retainer and meeting fees for the board of directors and committees of the board. They also review NCB’s compensation strategy for executive council and matters relating to management succession. The Committee review NCB’s employee benefit programs.
      The Nominating Committee annually oversees the election for NCB directors. The committee periodically drafts election rules on behalf of the Board of Directors and reviews modifications and election materials. The Committee reviews the eligibility of nominees taking into consideration financial experience, size of constituency, organization represented and leadership and ability. The members of the committee are Irma Cota (Chair) and all members not running for election.
      The Strategic Planning Committee monitors and reviews all NCB-related entities’ planning activities delegated to them by the Board. The members of the committee are Stuart Saft, Chair and the full Board of Directors.
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

				Long-term
		Annual	Compensation	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Payouts	Compensation*

Charles E. Snyder	2004	$458,316	$224,952	$639,896	$200,386
President & CEO	2003	438,048	219,300	—	205,738
	2002	419,555	210,000	258,169	28,478
Steven Brookner	2004	262,431	160,864	247,406	127,720
Executive Managing Director &	2003	258,495	210,500	—	116,760
CEO of NCB, FSB	2002	239,069	102,000	67,858	20,620
Charles H. Hackman	2004	246,514	101,995	251,876	22,127
Managing Director & CCO	2003	238,433	101,660	—	25,660
	2002	230,580	97,750	110,271	25,620
Richard L. Reed	2004	222,478	94,300	222,876	22,773
Executive Managing	2003	210,962	119,947	—	25,660
Director & CFO	2002	201,582	86,488	95,908	24,620
Kathleen Luzik	2004	204,103	111,100	183,233	30,687
Managing Director	2003	196,428	145,000	—	20,825
	2002	172,900	73,483	51,178	18,515

*	The “All Other Compensation” reported for 2004 consists of NCB’s contributions to the defined contribution retirement plan accounts of the named officers. Also included within this category for Mr. Snyder and Mr. Brookner are $183,930 and $98,000 respective premiums for life insurance policies. NCB’s matching contributions to the 401 (k) plan accounts of the named officers, and NCB’s payments of insurance premiums for the named officers are as follows:

	Retirement	Matching		Correction to Prior
	Plan	401(k)	Insurance	Year Retirement Plan
	Contribution	Contribution	Premiums	and Matching 401K

Mr. Snyder	$12,300	$12,300	$1,680	$(9,824)
Ms. Luzik	12,300	12,300	1,680	4,407
Mr. Hackman	12,300	12,300	1,680	(4,153)
Mr. Brookner	12,300	12,300	1,680	3,440
Mr. Reed	12,300	12,300	1,680	(3,506)
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

COMPENSATION OF THE BOARD
      Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now “Senior Executive Service”) which amounted in 2004 to $560.00 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $10,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses.
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
      The following table shows those cooperatives that owned more than 5 percent of NCB’s Class B or Class C stock as of December 31, 2004.

	Class B Stock		Class C Stock

Name and Address of Shareholders	Shares	Percent of Class	Shares	Percent of Class

The Co-operative Central Bank	30,500.00	2.21%	28,803.86	12.66%
75 Park Plaza Boston, MA 02116
Greenbelt Homes, Inc.	14,440.40	1.05%	29,517.97	12.97%
Hamilton Place Greenbelt, MD 20770
Group Health, Inc.(1)	14,227.20	1.03%	14,306.93	6.29%
2829 University Avenue S.E. Minneapolis, MN 55414

(1)	Included in the above are 5,469.23 shares and 2,826.81 shares of Class B and C stock, respectively, held of record by Central Minnesota Group Health Plan that is affiliated with GHI.
      Because the Act restricts ownership of NCB’s Class B and Class C stock to eligible cooperatives, NCB’s officers and directors do not own any Class B or Class C stock, although cooperatives with which they are affiliated may own such stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Transactions
      In the ordinary course of business, NCB has made loans at prevailing interest rates and terms to directors and executive officers of NCB and to certain entities to which these individuals are related. At December 31, 2004 and 2003, loans to executive officers and directors of our company and its affiliates, including loans to their associates, totaled $91.7 million and $126.0 million, respectively. During 2004, loan additions were $26.9 million and loan repayments were $19.5 million. Also there was a reduction of $41.7 million in loan balances from 2003 to 2004 due to the resignation of one Director in 2004. There were no related party loans that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 2004 or December 31, 2003.
      NCB has a $6.0 million committed line of credit facility and a $7.5 million bid line with The Co-operative Central Bank of which Mr. Casey is the President and Chief Executive Officer. There was no outstanding balance at December 31, 2004.
      NCB has entered into agreements with Grocers Capital Company (GCC) and United Resources, Inc. (URI), finance subsidiaries of United Western Grocers (UWG) of which Mr. Plamann is President and Chief Executive officer, to purchase member loans originated by GCC and URI. The outstanding amount as of December 2004 is $39.9 million. NCB also provides a line of credit to GCC. In 2000, NCB agreed to modify its financing arrangements with GCC and URI. Finally, GCC and UWG provide guarantees on several loans to members of UWG, some of which have been sold and are not reflected on NCB’s books.
      NCB has lease financing to National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, is a Board Member. The lease financing is for business furniture and equipment. Also available is a $0.4 million working capital line of credit.
      H. Jeffrey Leonard is President of GEF Management Corporation. NCB has made an ESOP loan to GEF, totaling $1.9 million.
      NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm’s length transaction. NCB had determined that these loans were made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present unfavorable features; made in accordance with NCB’s lending policies, and regulatory requirements; properly approved; and evaluated for disclosure in the financial statements.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
      NCB has paid or expects to pay the following fees to KPMG LLP for work performed in 2004 and 2003:

	2004	2003

	(Amount in thousands)
Audit fees	$385	$333
Audit-related fees	—	—
Tax fees	—	—
All Other fees	—	—
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
      The audit committee has reviewed the fees paid to KPMG LLP. These policies and procedures involve annual pre-approval by the Audit Committee of the types of services to be provided by NCB’s independent auditor and fee limits for each type of service on both a per engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the Audit Committee for further pre-approval.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      Financial Statements:

(a)(1) The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 2004, 2003, and 2002.

Page #

31	Report of Independent Registered Public Accountants
32	Consolidated Balance Sheets
33	Consolidated Statements of Income
34	Consolidated Statements of Comprehensive Income
35	Consolidated Statements of Changes in Members’ Equity
36-37	Consolidated Statements of Cash Flows
38-67	Notes to the Consolidated Financial Statements

(a)(2) Not applicable

Form 10-K Items 15(a)(3) and 15(b)

(a)(3) The following exhibits are filed as a part of this report.

Exhibit No.

(a)	3.1	National Consumer Cooperative Bank Act, as amended through 1981
(c)	3.2	1989 Amendment to National Consumer Cooperative Bank Act
(t)	3.3	Bylaws of NCB
(t)	4.1	Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2
(h)	4.11	Form of Indenture for Debt Securities
(i)	4.12	Form of Fixed Rate Medium-term Note
(j)	4.13	Form of Floating Rate Medium-term Note
*(x)	10.3	Deferred Compensation Agreement with Charles E. Snyder
*(x)	10.4	Severance Agreement with Charles E. Snyder
(b)	10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Development Corporation)
(l)	10.8	Master Shelf Agreement with Prudential Insurance Co. of America et al. (June 1997)
(o)	10.12	Lease on Headquarters of NCB
*(x)	10.13	NCB Executive Long-Term Incentive Plan Approved 7/28/03
(m)	10.23	Note Purchase Agreement with Prudential Insurance Company of America (Dec. 1999)
(n)	10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential (Dec. 2001)
(p)	10.31	Split Dollar Agreement with Chief Executive Officer
(q)	10.32	Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent
*(x)	10.33	NCB Executive Short-Term Incentive Plan for 2004
(t)	10.34	$50 million Note Purchase Agreement (Jan. 2003)
(u)	10.35	First Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent
(v)	10.36	Second Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent
(w)	10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003

Exhibit No.

(x)	10.38	First Amendment to Master Shelf Agreement with Prudential dated December 28, 1999
(x)	10.39	Amendment No. 3 to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent dated December 5, 2003
(x)	10.40	First Amendment dated December 15, 2003 to Note Purchase Agreement
(x)	10.41	Second Amendment dated December 9, 2003 to Master Shelf Agreement with Prudential
(x)	10.42	First Amendment dated December 9, 2003 to Note Purchase Agreement with Prudential
(x)	10.43	First Amendment dated December 9, 2003 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential
(x)	10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003
(x)	10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003
(x)	10.46	Guarantee Agreement dated December 17, 2003
*(x)	10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003
(x)	10.48	Blanket Agreement for Advances with Federal Home Loan Bank Board of Cincinnati
(x)	10.49	Commercial Real Estate Addendum to Blanket Agreement for advances with Federal Home Loan Bank Board of Cincinnati
(y)	10.50	Amendment No. 4 to Fourth Amended and Restated Loan Agreement with Fleet Bank dated May 5, 2004
(aa)	10.51	Second Amendment dated 12/28/04 to Prudential Note Purchase and Uncommitted Master Shelf Agreement
*(aa)	10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Charles Snyder,
*(aa)	10.53	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Terry Simonette,
*(aa)	10.54	Agreement to provide Supplemental Retirement Benefits for CEO of NCB, FSB
(y)	13	2003 Annual Report
(aa)	14	NCB Senior Financial Officers’ Code of Ethics
(bb)	21.1	List of Subsidiaries and Affiliates of the NCB
(aa)	23.1	Consent of KPMG LLP
(n)	24.11	Power of Attorney by Stephanie McHenry
(f)	24.12	Power of Attorney by Stuart M. Saft
(t)	24.14	Power of Attorney by Walden Swanson
(t)	24.15	Power of Attorney by Michael D. Scott
(t)	24.16	Power of Attorney by Rafael E. Cuellar
(t)	24.17	Power of Attorney by William F. Casey, Jr.
(t)	24.18	Power of Attorney by H. Jeffery Leonard
(x)	24.19	Power of Attorney by Irma Cota
(x)	24.20	Power of Attorney by Grady B. Hedgespeth
(x)	24.21	Power of Attorney by Rosemary Mahoney
(x)	24.22	Power of Attorney by Richard A. Parkinson
(x)	24.23	Power of Attorney by Alfred A. Plamann
(x)	24.24	Power of Attorney by Andrew Reicher
(aa)	24.25	Power of Attorney by Allan J. Baum
(aa)	24.26	Power of Attorney by William Hampel
(aa)	31.1	Rule 15d-14(a) Certifications
(aa)	31.2	Rule 15d-14(a) Certifications

Exhibit No.

(aa)	32	Section 1350 Certifications
(aa)	99.1	Registrant’s 2005 Election Materials

*	Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(x)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 2-99779).

(y)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 2-99779).

(aa)	Filed herewith

(bb)	Included in Part I of this report on Form 10-K.
      (b) The registrant filed the following reports on Form 8-K during the last quarter of 2004:

Financial
Date of		Statements
Report	Items Reported	Included

12/14/2004	Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers)	None
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
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

/s/ *Stuart M. Saft Stuart M. Saft	Chairman of Board of Directors and Director	03/31/05

/s/ Richard L. Reed Richard L. Reed	Executive Managing Director, Principal Financial Officer	03/31/05

/s/ Dean Lawler Dean Lawler	Senior Vice President, Principal Accounting Officer	03/31/05

/s/ *William F. Casey William F. Casey	Director	03/31/05

/s/ *Irma Cota Irma Cota	Director	03/31/05

/s/ *Ralph E. Cuellar Ralph E. Cuellar	Director	03/31/05

/s/ *Grady B. Hedgespeth Grady B. Hedgespeth	Director	03/31/05

/s/ *Allan J. Baum Allan J. Baum	Director	03/31/05

/s/ *H. Jeffrey Leonard H. Jeffrey Leonard	Director	03/31/05

/s/ *Rosemary Mahoney Rosemary Mahoney	Director	03/31/05

Signature		Title	Date

/s/ *Stephanie McHenry Stephanie McHenry		Vice Chairman of the Board of Directors	03/31/05

/s/ *Richard A. Parkinson Richard A. Parkinson		Director	03/31/05

/s/ *Alfred A. Plamann Alfred A. Plamann		Director	03/31/05

/s/ *Andrew Reicher Andrew Reicher		Director	03/31/05

/s/ *William Hampel William Hampel		Director	03/31/05

/s/ *Michael D. Scott Michael D. Scott		Director	03/31/05

/s/ *Walden Swanson Walden Swanson		Director	03/31/05

*By	/s/ Richard L. Reed Richard L. Reed (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
      With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2005 annual meeting. The registrant has not yet distributed the 2004 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.
Exhibit Index

Ex. No.	Exhibit

10.51	Second Amendment dated 12/28/04 to Prudential Note Purchase and Uncommitted Master Shelf Agreement
10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Charles Snyder,
10.53	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Terry Simonette,
10.54	Agreement to provide Supplemental Retirement Benefits for CEO of NCB, FSB
14	NCB Senior Financial Officers’ Code of Ethics
23.1	Consent of KPMG LLP
24.25	Power of Attorney by Allan J. Baum
24.26	Power of Attorney by William Hampel
31.1	Rule 15d-14(a) Certifications
31.2	Rule 15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Registrant’s 2005 Election Materials