Form 10-Q
period 2005-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2005-05-13
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes  ☑  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2005: Class B 1,374,591; Class C 227,582; Class D 1.

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets – March 31, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Income - for the three months ended March 31, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Comprehensive Income - for the three months ended March 31, 2005 and 2004 (unaudited)	5

	Consolidated Statements of Changes in Members’ Equity - for the three months ended March 31, 2005 and 2004 (unaudited)	6

	Consolidated Statements of Cash Flows - for the three months ended March 31, 2005 and 2004 (unaudited)	7-8

	Condensed Notes to the Consolidated Financial Statements – March 31, 2005 (unaudited)	9-20

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - for the three months ended March 31, 2005 and 2004 (unaudited)	21-28

Item 3	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 6	Exhibits	29

Signatures		30

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and cash equivalents	$51,425,659	$47,387,725
Restricted cash	5,016,701	4,997,073
Investment securities
Available-for-sale	87,843,039	87,216,695
Held-to-maturity	2,090,448	2,129,597
Loans held for sale	233,542,622	303,289,233
Loans and lease financing	1,153,086,681	1,114,584,512
Less: Allowance for loan losses	(18,082,187)	(16,990,985)

Net loans and lease financing	1,135,004,494	1,097,593,527
Other assets	72,236,678	70,256,158

Total assets	$1,587,159,641	$1,612,870,008

Liabilities and Members’ Equity
Liabilities
Deposits	$681,244,891	$605,926,774
Patronage dividends payable in cash	11,478,755	8,572,638
Other liabilities	43,547,079	44,573,159
Borrowings
Short-term	291,563,700	396,928,980
Long-term
Current	30,000,000	30,000,000
Non-current	143,857,966	145,215,360
Subordinated debt
Current	2,500,000	2,500,000
Non-current	123,075,288	123,083,358
Junior subordinated debt	50,588,667	50,580,333

Total borrowings	641,585,621	748,308,031

Total liabilities	1,377,856,346	1,407,380,602

Members’ equity
Common stock
Class B	137,459,093	137,716,156
Class C	22,758,249	22,758,249
Class D	100	100
Retained earnings
Allocated	16,609,761	12,340,281
Unallocated	29,667,778	29,111,785
Accumulated other comprehensive income	2,808,314	3,562,835

Total members’ equity	209,303,295	205,489,406

Total liabilities and members’ equity	$1,587,159,641	$1,612,870,008

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31,
(Unaudited)

	2005	2004
Interest income
Loans and lease financing	$20,606,422	$16,181,666
Investment securities	1,077,181	1,390,468

Total interest income	21,683,603	17,572,134

Interest expense
Deposits	4,209,506	2,828,411
Short-term borrowings	2,483,410	1,260,218
Long-term debt, other borrowings and subordinated debt	5,768,351	5,643,873

Total interest expense	12,461,267	9,732,502

Net interest income	9,222,336	7,839,632

Provision for loan losses	1,166,597	—

Net interest income after provision for loan losses	8,055,739	7,839,632

Non-interest income
Gain on sale of loans	9,392,719	7,067,099
Servicing fees	1,041,505	916,650
Letter of credit fees	928,516	924,624
Excess yield income	810,983	995,770
Gain on sale of investments available-for-sale	—	3,464,955
Other	533,042	1,158,604

Total non-interest income	12,706,765	14,527,702

Non-interest expense
Compensation and employee benefits	7,277,891	6,324,595
Contractual services	1,506,809	1,391,757
Occupancy and equipment	1,424,235	1,297,088
Information systems	743,807	525,335
Corporate development	443,151	280,447
Travel and entertainment	366,808	297,333
Provision for losses on unfunded commitments	69,668	417,321
Other	778,601	568,373

Total non-interest expense	12,610,970	11,102,249

Income before income taxes	8,151,534	11,265,085

Provision for income taxes	677,009	628,326

Net income	$7,474,525	$10,636,759

Distribution of net income
Patronage dividends	$7,175,595	$10,229,182
Retained earnings	298,930	407,577

	$7,474,525	$10,636,759

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31,
(Unaudited)

	2005	2004
Net income	$7,474,525	$10,636,759

Other comprehensive income Unrealized holding (loss) gain before tax on available for sale investment securities and non-certificated interest only receivables	(765,522)	1,217,229
Tax effect	11,001	(6,518)

Comprehensive income	$6,720,004	$11,847,470

The accompanying notes are an integral part of the financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2005 and 2004
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2004	$160,474,505	$12,340,281	$29,111,785	$3,562,835	$205,489,406
Net income	—	—	7,474,525	—	7,474,525
Cancellation of stock	(257,063)	—	257,063	—	—
2005 patronage dividends
To be distributed in cash	—	—	(2,906,115)	—	(2,906,115)
Retained in form of equity	—	4,269,480	(4,269,480)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(754,521)	(754,521)

Balance, March 31, 2005	$160,217,442	$16,609,761	$29,667,778	$2,808,314	$209,303,295

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2003	$149,946,788	$16,732,958	$22,059,352	$4,018,417	$192,757,515
Net income	—	—	10,636,759	—	10,636,759
Adjustment to prior year dividends	23,925	(23,925)	12,187	—	12,187
Cancellation of stock	(1,700,437)	—	981,125	—	(719,312)
2004 patronage dividends
To be distributed in cash	—	—	(4,142,819)	—	(4,142,819)
Retained in form of equity	—	6,086,363	(6,086,363)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	1,210,711	1,210,711

Balance, March 31, 2004	$148,270,276	$22,795,396	$23,460,241	$5,229,128	$199,755,041

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income	$7,474,525	$10,636,759
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,166,597	—
Provision for losses on unfunded commitments	69,668	417,321
Amortization of interest-only-receivables and servicing rights	2,354,914	2,381,892
Depreciation and amortization, other	521,881	855,594
Gain on sale of loans	(9,392,719)	(7,067,099)
Gain on sale of investment securities available-for-sale	—	(3,464,955)
Loans originated for sale net of principal collections	(147,479,869)	(150,444,134)
Proceeds from sale of loans held for sale	218,115,180	182,607,985
Increase in other assets	(1,540,680)	(58,514)
Increase (decrease) in other liabilities	4,019,226	(635,158)

Net cash provided by operating activities	75,308,723	35,229,691

Cash flows from investing activities
Increase in restricted cash	(19,628)	(14,809)
Purchase of investment securities
Available-for-sale	(8,717,565)	(26,013,587)
Proceeds from maturities of investment securities
Available-for-sale	4,601,775	13,045,267
Held-to-maturity	39,149	40,470
Proceeds from the sale of investment securities
Available-for-sale	1,998,511	81,207,181
Net increase in loans and lease financing	(38,577,564)	(30,562,127)
Purchases of premises and equipment	(548,304)	(187,600)

Net cash (used in) provided by investing activities	(41,223,626)	37,514,795

Cash flows from financing activities
Net increase in deposits	75,318,117	78,457,001
Net decrease in short-term borrowings	(105,365,280)	(64,545,000)
Repayment of long-term debt	—	(30,000,000)

Net cash used in financing activities	(30,047,163)	(16,087,999)

Increase in cash and cash equivalents	4,037,934	56,656,487
Cash and cash equivalents, beginning of year	47,387,725	54,973,344

Cash and cash equivalents, end of period	$51,425,659	$111,629,831

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(Unaudited)

	2005	2004
Supplemental schedule of investing and financing activities:
Unrealized (loss) gain on investment securities available–for-sale and non-certificated interest-only receivables, net of tax	$(754,521)	$1,210,711

Warehouse loans transferred to portfolio	$—	$11,096,830

Common stock cancelled and loan losses recovered against allowance for loan losses	$—	$719,312

Interest paid	$9,201,224	$8,869,765

Income taxes paid	$199,976	$88,748

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles which, have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for all of 2005. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.

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

     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of March 31, 2005, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2004 financial statements. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

3. CASH AND CASH EQUIVALENTS

     The composition of cash and cash equivalents is as follows:

	March 31,	December 31,
	2005	2004
Cash	$42,133,169	$40,266,178
Cash equivalents	9,292,490	7,121,547

Total	$51,425,659	$47,387,725

     In addition, there was restricted cash of $5.0 million as of March 31, 2005 and December 31, 2004, which relates to a recourse obligation as discussed in Note 8.

4. INVESTMENT SECURITIES

     The composition of available-for-sale investment securities at March 31, 2005, is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$40,635,450	$575	$536,663	$40,099,362
Mortgage-backed securities	573	—	26	547
Corporate bonds	3,456,674	1,180	25,773	3,432,081
Mutual funds	1,413,698	—	120,681	1,293,017
Interest-only receivables	41,867,117	1,204,732	53,817	43,018,032

Total	$87,373,512	$1,206,487	$736,960	$87,843,039

     The fair value of investment securities will change from period to period with changes in interest rates. NCB does not consider the unrealized losses at March 31, 2005 to be other-than-temporary because they relate to interest rates.

     The composition of available-for-sale investment securities at December 31, 2004 is as follows:

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

     During the three months ended March 31, 2005, there were $2.0 million of available-for-sale securities sold with no gain or loss, compared to a gain of $3.5 million from $81.2 million mortgage-backed securities sold for the three months ended March 31, 2004.

5. LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at March 31, 2005, and December 31, 2004 are $3.7 billion and $3.5 billion, respectively.

6. LOANS AND LEASE FINANCING

     Loans and leases outstanding by category are as follows:

	March 31,	December 31,
	2005	2004
Commercial loans	$536,258,899	$529,091,529
Real estate loans:
Residential
Cooperative single family	349,840,448	319,512,924
Cooperative multifamily	250,388,196	245,859,379
Commercial	4,123,700	4,148,278
Lease financing	12,475,438	15,972,402

Total	$1,153,086,681	$1,114,584,512

7. LOANS HELD FOR SALE

     Loans held for sale by category, are as follows:

	March 31,	December 31,
	2005	2004
Commercial loans	$10,839,305	$6,670,600
Real estate loans:
Residential
Cooperative single family	5,878,641	5,177,883
Cooperative multifamily	202,152,119	258,459,926
Commercial	14,672,557	32,980,824

Total	$233,542,622	$303,289,233

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

     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of March 31, 2005 and December 31, 2004. The unpaid principal balance of the loans covered by the Agreement was $279.2 million as of March 31, 2005 compared with $280.6 million as of December 31, 2004. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.

     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of March 31, 2005 the unpaid principal balance was $107.2 million. At December 31, 2004 the unpaid principal balance was $107.8 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

9. IMPAIRED ASSETS

     Impaired assets, comprising non-accrual loans and real estate owned, totaled $14.3 million and $17.8 million at March 31, 2005 and December 31, 2004, respectively. The decrease is principally due to the repayment of a $3.8 million loan to a cellular telephone company. The average balance of impaired loans was $17.1 million and $5.6 million for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively. Specific allowances of $1.4 million and $2.2 million were established for impaired loans at March 31, 2005 and December 31, 2004, respectively.

     Reserves at March 31, 2005 were deemed to be adequate to cover the estimated loss exposure related to the above loans.

     At March 31, 2005 and December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were impaired.

     At March 31, 2005 there was $7 thousand of real estate owned property, and there was $29 thousand of real estate owned property at December 31, 2004.

10. ALLOWANCES FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31:

	2005	2004
Balance at January 1	$16,990,985	$17,098,008
Provision for loan losses	1,166,597	—
Charge-offs	(197,420)	(1,951,621)
Recoveries of loans previously charged-off	122,025	1,221,088

Balance at March 31	$18,082,187	$16,367,475

     The allowance for loan losses was 1.6% and 1.5% of loans and lease financing, excluding loans held for sale, at March 31, 2005 and December 31, 2004, respectively.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the three months ended March 31:

	2005	2004
Balance at January 1	$1,814,306	$1,090,374
Provision for losses	69,668	417,321

Balance at March 31	$1,883,974	$1,507,695

11. OTHER ASSETS

     At March 31, 2005 and December 31, 2004, other assets consisted of the following:

	March 31,	December 31,
	2005	2004
Interest-only receivables	$36,752,198	$37,832,967
Accrued interest receivables	6,478,740	6,374,384
Valuation of letters of credit	6,398,317	6,420,259
Federal Home Loan Bank stock	5,918,600	5,569,200
Premises and equipment	5,114,124	4,881,383
Mortgage servicing rights	3,602,257	3,099,316
Derivative assets	2,707,505	764,834
Equity investments	1,653,110	1,683,605
Prepaid assets	1,127,083	1,063,812
Deferred tax asset	872,866	804,091
Other	1,611,878	1,762,307

Total other assets	$72,236,678	$70,256,158

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

     NCB, FSB’s capital exceeded the minimum capital requirements at March 31, 2005 and December 31, 2004, respectively. The following table summarizes NCB, FSB’s capital at March 31, 2005 and December 31, 2004 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Tangible Capital (to tangible assets)	$84,850	9.76%	$13,043	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	90,182	12.87%	56,044	8.00%	$70,055	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	84,689	12.09%	N/A	N/A	42,033	6.00%
Core Capital (to adjusted tangible assets)	84,850	9.76%	34,782	4.00%	43,477	5.00%

As of December 31, 2004:
Tangible Capital (to tangible assets)	$77,172	8.56%	$13,521	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	81,371	11.30%	57,623	8.00%	$72,029	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	77,010	10.69%	N/A	N/A	43,218	6.00%
Core Capital (to adjusted tangible assets)	77,172	8.56%	36,057	4.00%	45,071	5.00%

     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At March 31, 2005, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

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

     Issuance fees associated with the standby letters of credit generally range from 1.00% to 3.00% of the commitment amount. The standby letters of credit mature throughout 2005 to 2009.

     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at March 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2005	2004	2005	2004
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$663,034	$504,668	$3,315	$2,523
Rate Lock commitments to extend credit	171,107	141,853	(1,941)	2,180
Standby letters of credit	249,638	250,047	9,588	9,404

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, an asset and a corresponding liability of $6.4 million were recorded in other assets and other liabilities in the Consolidated Balance Sheet at March 31, 2005 representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002. The corresponding amount at December 31, 2004 was also $6.4 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.

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

     Results related to the hedging of warehouse loans, mortgage-backed securities held for sale, and rate lock commitments are summarized below and included in the caption entitled “Gain on Sale of Loans” in the accompanying consolidated statements of income for the three months ended March 31 (dollars in thousands):

	2005	2004
Unrealized gain (loss) on designated derivatives recognized	$7,628	$(4,024)

(Decrease) increase in value of warehouse loans	(8,147)	3,488

Increase in value of investment securities held-for sale	—	732

Net hedge ineffectiveness	(519)	196

Unrealized (loss) gain on undesignated loan commitments recognized	(2,936)	530

Gain (loss) on undesignated derivatives recognized	2,852	(691)

Net loss on undesignated derivatives	(84)	(161)

Unrealized gain (loss) on non-hedging derivatives	72	(224)

Net SFAS 133 adjustment	$(531)	$(189)

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At March 31, 2005, NCB is exposed to credit loss in the event of non-performance by its counterparties in the aggregate amount of $2.8 million representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

     Forward loan sales commitments lock in the prices at which single-family residential loans, cooperative share loans and cooperative blanket loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative share loans and for up to a twelve month period for the origination of cooperative blanket loans. Some of the rate lock commitments for single-family residential and cooperative share loans will ultimately expire without being completed. The rate lock commitments for cooperative blanket loans rarely expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at March 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2005	2004	2005	2004
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$15,200	$17,800	$5	$(264)
Interest rate swap agreements	$370,024	$298,367	$2,733	$(2,380)
Forward sales commitments
Cooperative single family	$11,520	$16,000	$12	$(216)
Cooperative mulitfamily	$64,800	$—	$1,277	$—

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

     The following is the segment reporting for the three months ended March 31, 2005 and 2004 (dollars in thousands):

				Retail
	Commercial	Real Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$8,341	$4,056	$4,208	$4,646	$433	$21,684
Interest expense	4,849	1,856	3,608	1,898	250	12,461

Net interest income	3,492	2,200	600	2,748	183	9,223

Provision for loan losses	1,063	(84)	—	152	36	1,167

Non-interest income	1,389	16	10,087	610	605	12,707

Non-interest expense
Direct expense	1,189	909	1,373	1,116	5,457	10,044
Overhead and support	760	379	570	858	—	2,567

Total non-interest expense	1,949	1,288	1,943	1,974	5,457	12,611

Income (loss) before taxes	$1,869	$1,012	$8,744	$1,232	$(4,705)	$8,152

Total average assets	$507,810	$246,904	$274,702	$371,614	$184,339	$1,585,369

				Retail
	Commercial	Real Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$6,696	$2,964	$4,089	$3,284	$539	$17,572
Interest expense	3,546	1,402	3,052	1,399	333	9,732

Net interest income	3,150	1,562	1,037	1,885	206	7,840

Provision for loan losses	—	—	—	—	—	—

Non-interest income	1,884	787	11,028	673	156	14,528

Non-interest expense
Direct expense	1,653	1,155	1,083	929	3,602	8,422
Overhead and support	1,172	513	390	606	—	2,681

Total non-interest expense	2,825	1,668	1,473	1,535	3,602	11,103

Income (loss) before taxes	$2,209	$681	$10,592	$1,023	$(3,240)	$11,265

Total average assets	$411,182	$203,922	$290,880	$243,306	$248,435	$1,397,725

15. LOAN SALES AND SECURITIZATIONS

     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During the three months ended March 31, 2005 and 2004, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions. The proceeds from NCB’s 2005 sales of mortgage loans for securitization were $186.3 million and generated a total of $2.1 million in retained interests. In 2004, the proceeds from NCB’s sales of mortgage loans for securitization were $162.9 million and resulted in retained interests of $6.6 million.

     During the three months ended March 31, 2005 the proceeds from NCB’s 2005 non-securitized multifamily cooperative loan sales were $18.4 million and generated a total of $0.6 million in retained interest. There were no non-securitized multifamily cooperative loan sales for the three months ended March 31, 2004.

     During the three months ended March 31, 2005 NCB did not sell mortgage-backed securities. During the three months ended March 31, 2004 NCB sold mortgage-backed securities, generating proceeds of $81.2 million and retained interests $3.1 million, respectively.

     Retained interest due to securitization activity is composed of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004
Certificated interest-only receivables	$43,018	$42,064
Non-certificated interest-only receivables	$36,752	$37,833

     The amounts below reflect the sensitivity of the fair value of interest-only receivables to a 100, 200 and 300 basis points increase in interest rates at (dollars in thousands):

	March 31,	December 31,
	2005	2004
Impact of 100 basis points adverse change	$(2,877)	$(2,915)
Impact of 200 basis points adverse change	$(5,596)	$(5,667)
Impact of 300 basis points adverse change	$(8,168)	$(8,270)

     The following table reflects the cash flows received from loan sales and securitization for the three months ended March 31, (dollars in thousands):

	2005	2004
Net proceeds from new securitization	$186,306	$162,946
Net proceeds from multifamily cooperative loan sales	$18,441	$—
Net proceeds from sale of mortgage backed securities	$—	$81,207
Servicing fees received	$741	$616
Cash flows received on interest-only receivables	$3,581	$3,784

16. NEW ACCOUNTING STANDARDS

     On March 3, 2005, the FASB Staff issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position is effective in the second quarter of 2005 and is not expected to have a material impact on our consolidated financial statements.

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

17. SUBSEQUENT EVENTS

     On April 15, 2005 NCB collected in full a $7.4 million impaired asset and recovered $1.9 million previously charged to losses on a $9.4 million loan facility to a non-profit continuing care provider.

     On May 4, 2005, a grocery chain with whom NCB had a $4.8 million loan filed for bankruptcy. The loan has been placed in non-accrual status.

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

Results of Operations
For the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Overview

     NCB’s net income for the three months ended March 31, 2005 was $7.5 million. This was a 29.7% or $3.1 million decrease compared with $10.6 million for the three months ended March 31, 2004. The primary factors affecting this decrease in net income were a $3.5 million decrease in the gain on sale of investments available for sale and a $1.0 million increase in compensation and employee benefits, and a $1.2 million increase in the provision for loans losses offset by a $2.3 million increase in gain on the sale of loans.

     Total assets decreased 1.6% or $25.7 million to $1.59 billion at March 31, 2005 from $1.61 billion at December 31, 2004.

     The annualized return on average total assets was 1.9% and 3.0% for the three months ended March 31, 2005 and 2004, respectively. The annualized return on average members’ equity was 14.3% and 21.7% for the three months ended March 31, 2005 and 2004, respectively.

Net Interest Income

     Net interest income for the three months ended March 31, 2005, increased $1.4 million or 17.6% to $9.2 million compared with $7.8 million for the three months ended March 31, 2004.

     For the three months ended March 31, 2005, interest income increased by 23.4% or $4.1 million, to $21.7 million compared with $17.6 million for the three months ended March 31, 2004. While average interest earning asset balances increased, the yield on total average earning assets also increased from 5.15% in 2004 to 5.59% in 2005.

     Interest income from real estate loans increased by $2.9 million, or 32.9% from $9.0 million for the three months ended March 31, 2004 to $11.9 million for the three months ended March 31, 2005. This was due to an increase in average balances of $195.7 million or 29.8% as well as a increase in yields from 5.44% in 2004 to 5.58% in 2005. Commercial loans and lease interest income saw an increase of $1.5 million or 20.4%. Average balances increased by $33.4 million as well as an increase in yields from 5.69% in 2004 to 6.43% in 2005. Interest income from investment securities and cash equivalents decreased by $0.3 million. This decrease was due to a $44.5 million or 22.2% decrease in average balances and a decline in yields from 2.78% in 2004 to 2.76% in 2005.

     Interest expense for the three months ended March 31, 2005 increased $2.8 million or 28.0% from $9.7 million in 2004 to $12.5 million in 2005. Interest expense on deposits increased $1.4 million or 48.9%. The overall rate on total interest bearing liabilities increased from 3.42% in 2004 to 3.77% in 2005. Additionally, there was a 24.7% growth in average deposit balances from March 31, 2004 to March 31, 2005. Interest expense on notes payable increased by $1.1 million or 19.8% due primarily to rates increasing from 4.78% to 5.03%. Included within interest expense on notes payable is $1.5 million and $1.6 million of hedge swap expense for the three months ended March 31, 2005 and 2004, respectively. Interest expense on subordinated debt increased $0.3 million or 18.6% due primarily to rates increasing from 3.60% to 4.33%.

     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense.

Table 1
Changes in Net Interest Income
For the three months ended March 31, 2005
(dollars in thousands)

	2005 Compared to 2004
	Increase (decrease)
	due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Investment securities and cash equivalents	$(307)	$(6)	$(313)
Commercial loans and leases	496	983	1,479
Real estate loans	2,723	223	2,946

Total interest income	2,912	1,200	4,112

Interest Expense
Deposits	775	607	1,382
Notes payable	756	291	1,047
Subordinated debt	(22)	322	300

Total interest expense	1,509	1,220	2,729

Net interest income	$1,403	$(20)	$1,383

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the three months ended March 31,
(dollars in thousands)

	2005			2004
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$853,026	$11,893	5.58%	$657,355	$8,947	5.44%
Commercial loans and leases	541,666	8,714	6.43%	508,283	7,235	5.69%

Total loans and leases	1,394,692	20,607	5.91%	1,165,638	16,182	5.55%
Investment securities, interest earning cash and cash equivalents	155,846	1,077	2.76%	200,354	1,390	2.78%

Total interest earning assets	1,550,538	21,684	5.59%	1,365,992	17,572	5.15%

Allowance for loan losses	(17,572)			(16,633)

Non-interest earning assets
Cash	18,999			18,170
Other	33,404			30,196

Total non-interest earning assets	52,403			48,366

Total assets	$1,585,369			$1,397,725

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$176,171	$1,909	4.33%	$178,561	$1,609	3.60%
Notes payable	504,385	6,342	5.03%	443,435	5,295	4.78%
Deposits	642,429	4,210	2.62%	515,151	2,828	2.20%

Total interest bearing liabilities	1,322,985	12,461	3.77%	1,137,147	9,732	3.42%

Other liabilities	53,805			64,456
Members’ equity	208,579			196,122

Total liabilities and members’ equity	$1,585,369			$1,397,725

Net interest earning assets	$227,553			$228,845

Net interest revenues and spread		$9,223	1.82%		$7,840	1.73%
Net yield on interest earning assets			2.38%			2.30%

*	Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income

     Total non-interest income decreased $1.8 million or 12.5% from $14.5 million during the three months ended March 31, 2004 to $12.7 million for the same period in 2005. Non-interest income is composed of letter of credit fees, prepayment penalty fees, gains or losses on sale of loans or securities, servicing fees, excess yield income, and other income. The primary reasons for the decline were the timing of the loan sale and investments available-for-sale activity.

     Gains on sales of loans of $9.4 million for the three months ended March 31, 2005, represented 73.9% of non-interest income, and increased $2.3 million from $7.1 million in 2004. The increase resulted from a 20.8% higher volume of loans sold in 2005 compared with 2004, and enhanced investor spreads.

     There were $2.0 million sales of investment securities available for sale for the three months ended March 31, 2005 with no gain or loss compared to a $3.5 million gain on the sale of investment securities available for sale for the three months ended March 31, 2004. The investment securities sold for the three months ended March 31, 2004 were mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003.

     The following table shows loans sold for the three months ended March 31 (dollars in thousands):

	2005	2004
Mortgage loans for securitization	$186,306	$162,946
Other loan sales	18,441	—
Single family and share loans	13,973	19,002
SBA loans	—	276

Total	$218,720	$182,224

     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans”, was a loss of $0.5 million for the three months ended March 31, 2005 compared to a loss of $0.2 million for the same period last year.

     For the three months ended March 31, 2005, the net loss on undesignated derivatives of $0.1 million was comprised of a $2.9 million loss related to the change in value of rate lock commitments net of a $2.8 million gain related to the change in value of the undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the three months ended March 31, 2004, the net loss on undesignated derivatives of $0.2 million was comprised of a $0.5 million gain related to the change in value of rate lock commitments net of a $0.7 million loss related to the change in value of undesignated interest rate swaps and forward loan sales commitments.

     For the three months ended March 31, 2005 the net hedge ineffectiveness was a loss of $0.5 million compared to a net gain of $0.2 million for the same period in 2004.

     Other non-interest income includes those fees, which NCB earns, related to late and pre-payment penalty fees. For the three months ended March 31, 2005, other non-interest income decreased $0.7 million from $1.2 million to $0.5 million. The primary factor affecting this was a decrease in commercial fees due to the termination of a grocery loan conduit program in June 2004.

     In total, non-interest income amounted to 57.9% of total net revenue (net interest income plus non-interest income) for the three months ended March 31, 2005 compared with 65.0% in 2004.

Non-interest Expense

     Non-interest expense for the three months ended March 31, 2005, increased 13.6% or $1.5 million to $12.6 million compared with $11.1 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 15.1% or $1.0 million to $7.3 million compared to $6.3 million for the three months ended March 31, 2004. This increase was due to an increase in average headcount and a lower FAS 91 deferral of loan origination related salary expenses.

     Contractual services increased 8.3% or $0.1 million to $1.5 million in 2005 from $1.4 million in 2004, reflecting consulting costs to support the Company’s Sarbanes-Oxley Compliance.

     Annualized non-interest expense as a percentage of average assets was 3.2% for the three months ended March 31, 2005 and 2004, respectively.

Credit Quality

     The allowance for loan losses increased to $18.1 million as of March 31, 2005 from $17.0 million at December 31, 2004. The allowance for loan losses was deemed adequate as of March 31, 2005 and December 31, 2004. The allowance was impacted by loans charged-off of $0.2 million, and recoveries of loans previously charged-off of $0.1 million. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.6% and 1.5% at March 31, 2005 and December 31, 2004, respectively. A $1.2 million provision for loan losses was recorded in the three months ended March 31, 2005 compared with no provision being made for the same period in 2004.

     Total impaired assets (non-accruing and foreclosed real estate owned) decreased to $14.3 million at March 31, 2005 from $17.8 million at December 31, 2004. The decrease was due principally to the repayment of a $3.8 million loan to a cellular telephone company. At March 31, 2005 and December 31, 2004, impaired assets as a percentage of Members’ Equity were 6.8% and 8.7%, respectively. The allowance as a percentage of non-accruing loans was 126.5% at March 31, 2005 compared with 95.7% at December 31, 2004. The increase in the provision is attributable primarily to the downgrading of a $4.8 million loan participation to a grocery chain.

     See Table 3 for detailed information on impaired assets.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
Real estate owned	$7	$29	$77	$—	$—
Non-accruing loans	14,290	17,758	18,725	12,744	9,644

Total	$14,297	$17,787	$18,802	$12,744	$9,644

As a percentage of loans and lease financing outstanding	1.24%	1.60%	1.77%	1.27%	1.05%

Uses of Funds

Loans and Leases

     Loans and leases, including loans held for sale, outstanding were $1.4 billion at both March 31, 2005 and December 31, 2004.

     The commercial loan and lease portfolio increased 0.7% to $548.7 million at March 31, 2005 compared with $545.1 million at December 31, 2004. NCB’s commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans.

     NCB’s real estate portfolio increased 6.1% to $604.4 million for the three months ended March 31, 2005 from $569.5 million at December 31, 2004 due primarily to an increase in cooperative share loans. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family mortgage and share loans.

Cash, Cash Equivalents, and Investment Securities

     Cash, cash equivalents, and investment securities increased 3.4% or $4.7 million to $141.4 million at March 31, 2005 compared with $136.7 million at December 31, 2004 due to higher cash operating account balances.

Interest Bearing Liabilities

     As detailed in Table 4, interest-bearing liabilities decreased $31.4 million from $1,354.2 million at December 31, 2004 to $1,322.8 million at March 31, 2005.

     For the three months ended March 31, 2005, deposits at NCB, FSB, increased 12.4% to $681.2 million from $605.9 million at December 31, 2004. The growth was attributable to an ongoing strategic campaign to attract local and national deposit accounts. The weighted average rates on deposits at March 31, 2005 were 2.8% compared to 2.4% at December 31, 2004. The average maturity of the certificates of deposits at March 31, 2005 was 25.1 months compared with 23.1 months at December 31, 2004 reflecting a continued shift to longer-term maturities.

     At March 31, 2005 total short-term and long-term borrowings (including subordinated debt) decreased $106.7 million or 14.3% from $748.3 million at December 31, 2004 to $641.6 million at March 30, 2005. NCB, FSB had $90.0 million in advances from the Federal Home Loan Bank (FHLB) at March 31, 2005 compared to $200.5 million at December 31, 2004. At March 31, 2005, included in the short-term borrowings were revolving lines of credit of $46.0 million, commercial paper with a face value of $146.5 million and $10.0 million in borrowings from cooperative customers.

     At March 31, 2005 and December 31, 2004, NCB had $350.0 million of committed revolving lines of credit available of which $40.0 million was outstanding. $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had bid lines available of $22.5 million of which $6.0 million was outstanding as of March 31, 2005 and $7.5 million as of December 31, 2004.

     At both March 31, 2005 and December 31, 2004, under its Medium Term Note Program NCB had remaining authority to issue up to $176.0 million. As of March 31, 2005 and December 31, 2004, NCB had $40.0 million, outstanding under this program. In addition, as of March 31, 2005 and December 31, 2004, NCB had outstanding $135.0 million of private placements issued to various institutional investors. At March 31, 2005, NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Table 4
Interest Bearing Liabilities
(dollars in thousands)

	March 31,	December 31,
	2005	2004	% Change
Deposits	$681,245	$605,927	12.4%
Short-term debt*	324,064	429,429	-24.5%
Long-term debt	143,858	145,215	-0.9%
Subordinated debt	123,075	123,083	0.0%
Junior subordinated debt	50,589	50,580	0.0%

Total	1,322,831	1,354,234	-2.3%

*	includes current portion of long term and subordinated debt

Contractual Obligations

     NCB has various financial obligations, including contractual obligations that may require future cash payments. At March 31, 2005 there were no material changes to either the type or maturity of contractual obligations from December 31, 2004.

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

Provision for Income Taxes

     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $0.7 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No material changes in NCB’s market risk profile occurred from December 31, 2004 to March 31, 2005.

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit 13	2004 Annual Report

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

Date: May 13, 2005

By:	/s/ Richard L. Reed

Richard L. Reed,
Executive Managing Director,
Chief Financial Officer

By:	/s/ Dean Lawler

Dean Lawler
Senior Vice President,
Corporate Controller