Form 10-Q
period 2005-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2005-08-12
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2005: Class B 1,374,512; Class C 227,877; Class D 1.

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries
INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets – June 30, 2005 (unaudited) and December 31, 2004	1

	Consolidated Statements of Income — for the three and six months ended June 30, 2005 and 2004 (unaudited)	2

	Consolidated Statements of Comprehensive Income — for the six months ended June 30, 2005 and 2004 (unaudited)	3

	Consolidated Statements of Changes in Members’ Equity — for the six months ended June 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Cash Flows - for the six months ended June 30, 2005 and 2004 (unaudited)	5-6

	Condensed Notes to the Consolidated Financial Statements – June 30, 2005 (unaudited)	7-20

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations — for the six and three months ended June 30, 2005 and 2004 (unaudited)	21-32

Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	33

Item 6	Exhibits	33

Signatures and Certifications

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(Unaudited)	2004
Assets
Cash and cash equivalents	$141,872,815	$47,387,725
Restricted cash	5,053,892	4,997,073
Investment securities
Available-for-sale	88,529,772	87,216,695
Held-to-maturity	2,135,803	2,129,597
Loans held for sale	253,177,483	303,289,235
Loans and lease financing	1,182,425,698	1,114,658,055
Less: Allowance for loan losses	(20,090,970)	(16,990,985)

Net loans and lease financing	1,162,334,728	1,097,667,070
Other assets	73,136,490	70,182,613

Total assets	$1,726,240,983	$1,612,870,008

Liabilities and Members’ Equity
Liabilities
Deposits	$679,415,852	$605,926,774
Patronage dividends payable in cash	14,557,791	8,572,638
Other liabilities	52,648,970	44,573,159
Borrowings
Short-term	413,659,281	396,928,980
Long-term
Current	55,000,000	30,000,000
Non-current	119,615,815	145,215,360
Subordinated debt
Current	2,500,000	2,500,000
Non-current	123,085,841	123,083,358
Junior subordinated debt	50,597,000	50,580,333

Total borrowings	764,457,937	748,308,031

Total liabilities	1,511,080,550	1,407,380,602

Members’ equity
Common stock
Class B	137,451,243	137,716,156
Class C	22,787,745	22,758,249
Class D	100	100
Retained earnings
Allocated	21,133,284	12,340,281
Unallocated	30,036,784	29,111,785
Accumulated other comprehensive income	3,751,277	3,562,835

Total members’ equity	215,160,433	205,489,406

Total liabilities and members’ equity	$1,726,240,983	$1,612,870,008

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Interest income
Loans and lease financing	$23,433,800	$16,478,618	$44,040,222	$32,660,284
Investment securities	1,332,202	1,113,235	2,409,383	2,503,703

Total interest income	24,766,002	17,591,853	46,449,605	35,163,987

Interest expense
Deposits	5,094,554	3,205,959	9,304,059	6,034,371
Short-term borrowings	3,185,364	1,210,715	5,668,773	2,470,934
Long-term debt, other borrowings and subordinated debt	5,657,703	4,942,270	11,426,054	10,586,143

Total interest expense	13,937,621	9,358,944	26,398,886	19,091,448

Net interest income	10,828,381	8,232,909	20,050,719	16,072,539

Provision for loan losses	(417,145)	1,340,145	749,452	1,340,145

Net interest income after provision for loan losses	11,245,526	6,892,764	19,301,267	14,732,394

Non-interest income
Gain on sale of loans	6,653,222	5,914,042	16,045,940	12,981,140
(Loss) gain on sale of investments available-for-sale	(7,105)	—	(7,176)	3,464,955
Servicing fees	997,320	1,133,280	2,038,825	2,049,930
Letter of credit fees	831,101	977,774	1,759,617	1,902,398
Excess yield income	772,904	907,129	1,583,886	1,902,899
Other	869,059	1,097,092	1,402,174	2,255,697

Total non-interest income	10,116,501	10,029,317	22,823,266	24,557,019

Non-interest expense
Compensation and employee benefits	7,031,216	5,641,919	14,309,106	11,966,514
Contractual services	1,686,722	1,354,934	3,193,531	2,746,691
Occupancy and equipment	1,343,788	1,266,127	2,768,024	2,563,215
Corporate development	713,126	417,595	1,156,278	698,042
Information systems	586,166	663,934	1,329,973	1,189,269
Travel and entertainment	392,298	402,334	759,106	699,667
Other	648,626	786,355	1,496,895	1,772,048

Total non-interest expense	12,401,942	10,533,198	25,012,913	21,635,446

Income before income taxes	8,960,085	6,388,883	17,111,620	17,653,967

Provision for income taxes	620,913	603,406	1,297,922	1,231,732

Net income	$8,339,172	$5,785,477	$15,813,698	$16,422,235

Distribution of net income
Patronage dividends	$7,602,560	$5,779,090	$14,778,156	$16,008,272
Retained earnings	736,612	6,387	1,035,542	413,963

	$8,339,172	$5,785,477	$15,813,698	$16,422,235

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Net income	$15,813,698	$16,422,235

Other comprehensive income
Unrealized holding gain (loss) before tax on available for sale investment securities and non-certificated interest only receivables	190,558	(2,337,319)
Tax effect	(2,116)	11,488

Comprehensive income	$16,002,140	$14,096,404

The accompanying notes are an integral part of the financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2005 and 2004
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2004	$160,474,505	$12,340,281	$29,111,785	$3,562,835	$205,489,406
Net income	—	—	15,813,698	—	15,813,698
Adjustment to prior year dividends	97,139	—	5,930	—	103,069
Cancellation of stock	(332,556)	—	332,556	—	—
Other dividends declared	—	—	(449,029)	—	(449,029)
2005 patronage dividends
To be distributed in cash	—	—	(5,985,153)	—	(5,985,153)
Retained in form of equity	—	8,793,003	(8,793,003)	—	—
Unrealized gain on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	188,442	188,442

Balance, June 30, 2005	$160,239,088	$21,133,284	$30,036,784	$3,751,277	$215,160,433

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2003	$149,946,788	$16,732,958	$22,059,352	$4,018,417	$192,757,515
Net income	—	—	16,422,235	—	16,422,235
Adjustment to prior year dividends	23,925	(23,925)	66,092	—	66,092
Cancellation of stock	(6,126,132)	—	5,406,819	—	(719,313)
Other dividends declared	—	—	(245,425)	—	(245,425)
2004 patronage dividends
To be distributed in cash	—	—	(6,483,350)	—	(6,483,350)
Retained in form of equity	—	9,524,922	(9,524,922)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(2,325,831)	(2,325,831)

Balance, June 30, 2004	$143,844,581	$26,233,955	$27,700,801	$1,692,586	$199,471,923

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income	$15,813,698	$16,422,235
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	749,452	1,340,145
Recoveries of loans previously charged off	2,617,216	1,735,231
Provision for losses on unfunded commitments	(61,182)	217,690
Amortization of interest-only-receivables and servicing rights	4,800,665	4,512,175
Depreciation and amortization, other	893,031	1,451,464
Gain on sale of loans	(16,045,940)	(12,346,412)
Loss (gain) on sale of investment securities available-for-sale	7,176	(3,464,955)
Purchase of loans-held-for-sale	(8,244,018)	—
Loans originated for sale net of principal collections	(414,984,416)	(336,369,355)
Proceeds from sale of loans held for sale	491,452,150	375,247,187
Increase in other assets	(3,815,479)	(387,316)
Increase (decrease) in other liabilities	4,028,525	(17,367,246)

Net cash provided by operating activities	77,210,878	30,990,843

Cash flows from investing activities
(Increase) decrease in restricted cash	(56,819)	4,061,600
Purchase of investment securities
Available-for-sale	(21,897,267)	(103,187,061)
Held-to-maturity	(46,730)	(47,726)
Proceeds from maturities of investment securities
Available-for-sale	14,615,157	91,036,625
Held-to-maturity	40,524	40,469
Proceeds from the sale of investment securities
Available-for-sale	3,532,454	81,207,181
Net increase in loans and lease financing	(67,678,134)	(47,386,126)
Repurchase of loans from grocery loan conduit program	—	(33,185,557)
Purchases of premises and equipment	(860,440)	(409,127)

Net cash used in investing activities	(72,351,255)	(7,869,722)

Cash flows from financing activities
Net increase in deposits	73,489,078	104,966,996
Net increase (decrease) in borrowings	16,579,849	(55,585,000)
Repayment of long-term debt	—	(50,000,000)
Other dividend paid	(443,460)	(229,751)

Net cash provided by (used in) financing activities	89,625,467	(847,755)

Increase in cash and cash equivalents	94,485,090	22,273,366
Cash and cash equivalents, beginning of year	47,387,725	54,973,344

Cash and cash equivalents, end of period	$141,872,815	$77,246,710

The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(Unaudited)
Supplemental schedule of investing and financing activities:

	2005	2004
Unrealized gain (loss) on investment securities available–for-sale and non-certificated interest-only receivables, net of tax	$188,442	$(2,325,831)

Warehouse loans transferred to portfolio	$—	$11,096,830

Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International	$—	$23,826,307

Common stock cancelled and recovered against allowance for loan losses	$—	$719,313

Interest paid	$26,602,244	$20,727,785

Income taxes paid	$816,826	$606,523
The accompanying notes are an integral part of these financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
1. BASIS OF PRESENTATION
     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles, which have been applied on a consistent basis and follow general practice within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for all of 2005. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.
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
     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of June 30, 2005, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2004 financial statements. While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows:

	June 30,	December 31,
	2005	2004
Cash	$36,051,809	$40,266,178
Cash equivalents	105,821,006	7,121,547

Total	$141,872,815	$47,387,725

     In addition, there was restricted cash of $5.1 million and $5.0 million as of June 30, 2005 and December 31, 2004, respectively.

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities at June 30, 2005 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$40,035,771	$—	$408,788	$39,626,983
Mortgage-backed securities	528	—	—	528
Corporate bonds	3,943,983	300	16,033	3,928,250
Mutual funds	1,421,542	—	120,681	1,300,861
Interest-only certificated receivables	42,293,507	1,385,758	6,115	43,673,150

Total	$87,695,331	$1,386,058	$551,617	$88,529,772

     The fair value of investment securities will change from period to period with changes in interest rates. NCB does not consider the unrealized losses at June 30, 2005 to be other-than-temporary because they relate to interest rates.
     The composition of available-for-sale investment securities at December 31, 2004 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$40,691,629	$963	$290,887	$40,401,705
Mortgage-backed securities	573	—	—	573
Corporate bonds	3,463,867	4,648	6,600	3,461,915
Mutual funds	1,406,749	—	117,982	1,288,767
Interest-only certificated receivables	41,007,878	1,120,850	64,993	42,063,735

Total	$86,570,696	$1,126,461	$480,462	$87,216,695

     Interest-only receivables substantially pertain to blanket loans to cooperative housing corporations.
     During the six months ended June 30, 2005, there were $3.5 million of available-for-sale securities sold with a $7 thousand net loss compared to a net gain of $3.5 million from $81.2 million mortgage-backed securities sold for the six months ended June 30, 2004.
5. LOAN SERVICING
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at June 30, 2005 and December 31, 2004 are $3.9 billion and $3.5 billion, respectively.

6. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows:

	June 30,	December 31,
	2005	2004
Commercial loans	$524,438,653	$529,165,073
Real estate loans:
Residential
Cooperative single family	392,283,284	319,512,923
Cooperative multifamily	251,937,874	245,859,379
Commercial	4,099,542	4,148,278
Lease financing	9,666,345	15,972,402

Total	$1,182,425,698	$1,114,658,055

7. LOANS HELD FOR SALE
     Loans held for sale by category, are as follows:

	June 30,	December 31,
	2005	2004
Commercial loans	$13,579,396	$6,670,600
Real estate loans:
Residential
Cooperative single family	8,401,726	5,177,883
Cooperative multifamily	220,091,361	258,459,928
Commercial	11,105,000	32,980,824

Total	$253,177,483	$303,289,235

8. RECEIVABLES SOLD WITH RECOURSE
     In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (“the Agreement”) with Fannie Mae in connection with NCB’s sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae’s issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses are paid by NCB or when the obligation, as adjusted for any losses paid, exceeds 12% of the unpaid principal balance of the covered loans.
     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of June 30, 2005 and December 31, 2004. The unpaid principal balance of the loans covered by the Agreement was $277.7 million as of June 30, 2005 compared with $280.6 million as of December 31, 2004. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.
     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of June 30, 2005 the unpaid principal balance was $106.5 million. At December 31, 2004 the unpaid principal balance was $107.8 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

9. IMPAIRED ASSETS
     Impaired assets, comprising non-accrual loans and real estate owned, totaled $12.5 million and $17.8 million at June 30, 2005 and December 31, 2004, respectively. The average balance of impaired loans was $13.5 million and $7.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Specific allowances of $3.8 million and $2.2 million were established at June 30, 2005 and December 31, 2004, respectively.
     Reserves at June 30, 2005 were deemed to be adequate to cover the estimated loss exposure related to the above loans.
     At June 30, 2005 and December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were impaired.
     At June 30, 2005, there was no real estate owned and there was $29 thousand of real estate owned at December 31, 2004.
10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the activity in the allowance for loan losses during the six months ended June 30:

	2005	2004
Balance at January 1	$16,990,985	$17,098,008
Provision for loan losses	749,452	1,340,145
Charge-offs	(266,683)	(4,219,525)
Recoveries of loans previously charged-off	2,617,216	1,735,231

Balance at June 30	$20,090,970	$15,953,859

     The allowance for loan losses was 1.7% and 1.5% of loans and lease financing, excluding loans held for sale, at June 30, 2005 and December 31, 2004, respectively.
     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the six months ended June 30:

	2005	2004
Balance at January 1	$1,814,306	$1,090,374
Provision for losses	(61,182)	217,690

Balance at June 30	$1,753,124	$1,308,064

11. OTHER ASSETS
     At June 30, 2005 and December 31, 2004, other assets consisted of the following:

	June 30,	December 31,
	2005	2004
Interest-only non-certificated receivables	$36,450,820	$37,832,967
Federal Home Loan Bank stock	7,525,500	5,569,200
Accrued interest receivables	7,152,196	6,374,384
Valuation of letters of credit	6,418,491	6,420,259
Premises and equipment	4,978,805	4,881,384
Mortgage servicing rights	4,416,559	3,099,316
Derivative assets	2,157,945	764,834
Equity investments	1,603,425	1,683,605
Prepaid assets	970,985	990,268
Deferred tax asset	240,027	804,091
Other	1,221,737	1,762,305

Total other assets	$73,136,490	$70,182,613

12. DEPOSITS
     Deposits consisted of the following:

	Average Rate Paid		Balance at
	June 30,	December		December 31,
	2005	31, 2004	June 30, 2005	2004
Non-interest bearing demand deposits	—	—	$31,919,896	$39,473,421
Interest-bearing demand deposits	2.43%	1.70%	224,263,115	197,656,706
Savings deposits	1.15%	1.15%	8,144,297	7,424,705
Certificates of deposits	3.61%	3.12%	415,088,544	361,371,942

Total deposits			$679,415,852	$605,926,774

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $252 million and $229 million at June 30, 2005 and December 31, 2004, respectively.
     At June 30, 2005, the scheduled maturities of certificates of deposits were as follows:

Within 3 months	$55,521,097
Over 3 months through 6 months	43,909,682
Over 6 months through 12 months	66,195,132
Over 12 months	249,462,633

Total certificates of deposits	$415,088,544

     Interest expense for the six months ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004
Demand deposits	$2,482,418	$1,363,439
Savings deposits	45,289	44,450
Other time deposits	6,776,352	4,626,482

Total deposit interest expense	$9,304,059	$6,034,371

13. REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB
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
     NCB, FSB’s capital exceeded the minimum capital requirements at June 30, 2005 and December 31, 2004, respectively. The following table summarizes NCB, FSB’s capital at June 30, 2005 and December 31, 2004 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Tangible Capital (to tangible assets)	$90,367	8.68%	$15,614	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	94,473	12.06%	62,657	8.00%	$78,322	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	89,702	11.45%	N/A	N/A	46,993	6.00%
Core Capital (to adjusted tangible assets)	90,367	8.68%	41,636	4.00%	52,046	5.00%

As of December 31, 2004:
Tangible Capital (to tangible assets)	$77,172	8.56%	$13,521	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	81,371	11.30%	57,623	8.00%	$72,029	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	77,010	10.69%	N/A	N/A	43,218	6.00%
Core Capital (to adjusted tangible assets)	77,172	8.56%	36,057	4.00%	45,071	5.00%
     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At June 30, 2005, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS
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
     Issuance fees associated with the standby letters of credit range from 0.6% to 5.0% of the commitment amount. The standby letters of credit mature throughout 2005 to 2009.
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at June 30, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2005	2004	2005	2004
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$664,669	$545,656	$3,323	$2,728
Rate lock commitments to extend credit	148,574	175,583	(1,081)	(1,360)
Standby letters of credit	228,148	264,582	9,060	9,977
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of

Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, an asset and a corresponding liability of $6.4 million were recorded in other assets and other liabilities in the Consolidated Balance Sheet at June 30, 2005 representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002. The corresponding amount at December 31, 2004 was also $6.4 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.
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
     Results related to the hedging of warehouse loans, mortgage-backed securities held for sale, and rate lock commitments are summarized below and included in the caption entitled “Gain on Sale of Loans” in the accompanying consolidated statements of income for (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Unrealized (loss) gain on designated derivatives recognized	$(11,016)	$5,747	$(3,388)	$1,723

Increase (decrease) in value of warehouse loans	11,569	(5,862)	3,423	(2,374)

Increase in value of investment securities held-for sale	—	—	—	732

Net hedge ineffectiveness	553	(115)	35	81

Unrealized gain (loss) on undesignated loan commitments recognized	3,397	(3,608)	461	(3,078)

(Loss) gain on undesignated derivatives recognized	(3,696)	3,222	(844)	2,531

Net loss on undesignated derivatives	(299)	(386)	(383)	(547)

Unrealized gain (loss) on non-hedging derivatives	27	186	99	(38)

Net SFAS 133 adjustment	$281	$(315)	$(249)	$(504)

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At June 30, 2005 NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $0.1 million representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
     Forward loan sales commitments lock in the prices at which single-family residential loans and cooperative share loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative share loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.
     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at June 30, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2005	2004	2005	2004
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$10,200	$8,200	$(67)	$(78)
Interest rate swap agreements	$340,830	$341,925	$(8,889)	$2,675
Forward sales commitments
Cooperative single family	$14,045	$11,500	$(45)	$(189)
Cooperative multifamily	$80,000	$—	$(2,045)	$—
15. SEGMENT REPORTING
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

     The following is the segment reporting for the six months ended June 30, 2005 and 2004 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$18,019	$8,510	$9,060	$9,780	$1,081	$46,450
Interest expense	10,238	3,959	7,717	4,235	250	26,399

Net interest income	7,781	4,551	1,343	5,545	831	20,051

Provision for loan losses	186	60	—	503	—	749

Non-interest income	3,022	1,678	16,613	1,321	189	22,823

Non-interest expense
Direct expense	2,668	1,325	2,499	2,412	11,376	20,280
Overhead and support	1,434	679	964	1,656	—	4,733

Total non-interest expense	4,102	2,004	3,463	4,068	11,376	25,013

Income (loss) before taxes	$6,515	$4,165	$14,493	$2,295	$(10,356)	$17,112

Total average assets	$524,508	$249,934	$264,839	$386,779	$200,873	$1,626,933

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$13,547	$6,496	$7,147	$6,852	$1,122	$35,164
Interest expense	7,299	2,899	5,849	2,981	63	19,091

Net interest income	6,248	3,597	1,298	3,871	1,059	16,073

Provision for loan losses	1,133	(85)	—	292	—	1,340

Non-interest income	3,638	1,608	17,566	1,610	135	24,557

Non-interest expense
Direct expense	3,578	2,244	2,524	1,852	6,652	16,850
Overhead and support	1,687	882	915	1,302	—	4,786

Total non-interest expense	5,265	3,126	3,439	3,154	6,652	21,636

Income (loss) before taxes	$3,488	$2,164	$15,425	$2,035	$(5,458)	$17,654

Total average assets	$481,602	$210,872	$269,557	$260,312	$167,764	$1,390,107

     The following is the segment reporting for the three months ended June 30, 2005 and 2004 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$9,678	$4,460	$4,852	$5,128	$648	$24,766
Interest expense	5,181	2,038	4,115	2,354	250	13,938

Net interest income	4,497	2,422	737	2,774	398	10,828

Provision for loan losses	(913)	145	—	351	—	(417)

Non-interest income	1,471	990	6,759	710	187	10,117

Non-interest expense
Direct expense	1,049	417	1,584	1,264	5,921	10,235
Overhead and support	645	305	445	772	—	2,167

Total non-interest expense	1,694	722	2,029	2,036	5,921	12,402

Income (loss) before taxes	$5,187	$2,545	$5,467	$1,097	$(5,336)	$8,960

Total average assets	$524,213	$250,788	$266,707	$404,568	$212,277	$1,658,553

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$6,851	$3,532	$3,058	$3,568	$583	$17,592
Interest expense	3,624	1,513	2,588	1,588	46	9,359

Net interest income	3,227	2,019	470	1,980	537	8,233

Provision for loan losses	1,133	(85)	—	292	—	1,340

Non-interest income	1,730	821	6,538	936	4	10,029

Non-interest expense
Direct expense	1,801	1,017	1,353	905	3,185	8,261
Overhead and support	703	389	535	645	—	2,272

Total non-interest expense	2,504	1,406	1,888	1,550	3,185	10,533

Income (loss) before taxes	$1,320	$1,519	$5,120	$1,074	$(2,644)	$6,389

Total average assets	$478,190	$220,185	$238,532	$277,319	$170,596	$1,384,822

16. LOAN SALES AND SECURITIZATIONS
     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During the six months ended June 30, 2005 and 2004, NCB sold receivables in securitizations of mortgage loans and retained interest-only receivables, which are considered retained interests in the securitization transactions. The proceeds from NCB’s 2005 sales of mortgage loans for securitization were $426.7 million and generated a total of $3.8 million in retained interests. In 2004, the proceeds from NCB’s sales of mortgage loans for securitization were $327.8 million and generated a total of $8.2 million in retained interests.
     During the six months ended June 30, 2005 NCB sold non-securitized multifamily cooperative loans. The proceeds from the sale of these non-securitized multifamily cooperative loans were $21.9 million and generated a total of $0.8 million in retained interest. There were no non-securitized multifamily cooperative loan sales for the six months ended June 30, 2004.
     During the six months ended June 30, 2005 NCB did not sell mortgage-backed securities. During the six months ended June 30, 2004 NCB sold mortgage-backed securities, generating proceeds of $81.2 million and retained interests of $3.1 million.
     Retained interest due to interest-only receivables activity is composed of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004
Certificated interest-only receivables	$43,673	$42,064
Non-certificated interest-only receivables	$36,451	$37,833
     The amounts below reflect the sensitivity of the fair value of interest-only receivables to a 100, 200 and 300 basis points increase in interest rates at (dollars in thousands):

	June 30,	December 31,
	2005	2004
Impact of 100 basis points adverse change	$(2,891)	$(2,915)
Impact of 200 basis points adverse change	$(5,623)	$(5,667)
Impact of 300 basis points adverse change	$(8,208)	$(8,270)
     The following table reflects cash flows received for the six months ended June 30, (dollars in thousands) for:

	2005	2004
Net proceeds from new securitization	$426,668	$324,741
Net proceeds from other loan sales	$64,784	$47,346
Net proceeds from sale of mortgage backed securities	$—	$81,793
Servicing fees received	$1,498	$1,258
Cash flows received on interest-only receivables	$7,204	$8,246

     Activity related to interest-only receivables and mortgage servicing rights for the six months ended June 30, 2005 and 2004, respectively, are as follows (in thousands):

	Certificated Interest-
	Only Receivables
	2005	2004
Balance at January 1	$42,064	$36,472
Additions	3,773	8,217
Amortization	(2,454)	(2,402)
Change in valuation allowance	324	(613)
Writedown of asset due to prepayment	(34)	(686)

Balance at June 30	$43,673	$40,988

	Non-certificated
	Interest-Only
	Receivables
	2005	2004
Balance at January 1	$37,833	$39,249
Additions	772	3,129
Amortization	(1,960)	(1,768)
Change in valuation allowance	—	(1,173)
Writedown of asset due to prepayment	(194)	(113)

Balance at June 30	$36,451	$39,324

	Mortgage Servicing Rights
	2005	2004
Balance at January 1	$3,099	$2,458
Additions	1,704	635
Amortization	(387)	(342)

Balance at June 30	$4,416	$2,751

17. NEW ACCOUNTING STANDARDS
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. NCB does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.
     On March 3, 2005, the FASB Staff issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and did not have a material impact on our consolidated financial statements.

18. SUBSEQUENT EVENT
      On July 1, 2005, NCB repaid $102.0 million of short-term borrowings from the Federal Home Loan Bank.

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
Results of Operations
For the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Overview
     NCB’s net income for the six months ended June 30, 2005 was $15.8 million. This was a 3.7% or $0.6 million decrease compared with $16.4 million for the six months ended June 30, 2004. A $4.0 million increase in net interest income and a $3.1 million increase in gain on sale of loans were offset by a $3.5 million decline in gain on sale of investments available for sale. In addition, non-interest expense (primarily compensation and contractual services) increased by $3.4 million.
     Total assets increased 7.0% or $113.4 million to $1.73 billion at June 30, 2005 from $1.61 billion at December 31, 2004.
     The annualized return on average total assets was 1.9% and 2.4% for the six months ended June 30, 2005 and 2004, respectively. The annualized return on average members’ equity was 15.0% and 16.5% for the six months ended June 30, 2005 and 2004, respectively.

Net Interest Income
     Net interest income for the six months ended June 30, 2005, increased $4.0 million or 24.8% to $20.1 million compared with $16.1 million for the six months ended June 30, 2004.
     For the six months ended June 30, 2005, interest income increased by 32.1% or $11.3 million, to $46.5 million compared with $35.2 million for the six months ended June 30, 2004. The total average earning balances increased by $239.9 million, aggregate yields increased from 5.18% in 2004 to 5.82% in 2005.
     Interest income from real estate loans increased by $7.1 million or 39.2%. An increase in average balances of $232.3 million or 36.1% contributed $6.7 million of the increase while an increase in the yield from 5.64% in 2004 to 5.77% in 2005 contributed $0.4 million. Commercial loans and lease interest income increased $4.3 million or 29.4%. Average balances increased by $38.6 million, contributing $1.2 million of the increase. The increase in the yield from 5.70% in 2004 to 6.86% in 2005 contributed $3.1 million to the year-over-year increase. Included within this was the recording of $68 thousand of interest income on the repayment of a loan previously in non-accrual status. Interest income from investment securities and cash equivalents decreased by $0.1 million. A $30.9 million or 15.1% decrease in average balances was partially offset by an increase in yields from 2.45% in 2004 to 2.78% in 2005.
     Interest expense for the six months ended June 30, 2005 increased $7.3 million or 38.3% from $19.1 million in 2004 to $26.4 million in 2005. Interest expense on deposits increased $3.3 million or 54.2% both due to an increase in average deposit balances, which grew by $114.8 million or 21.1% from June 30, 2004 to June 30, 2005 and also to a rise in average deposit rates from 2.22% in 2004 to 2.83% in 2005, contributing $1.8 million of additional expense. Interest expense on notes payable, which includes short and long term debt, increased by $3.3 million or 33.9%. Included within interest expense on notes payable is $2.5 million and $2.8 million of hedge swaps expense for the six months ended June 30, 2005 and 2004, respectively. Interest expense on subordinated debt increased by $0.7 million due primarily to an increase in average rate to 4.48% from 3.63% for the six months ended June 30, 2005 and 2004, respectively.
   See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the six months ended June 30, 2005.

Table 1
Changes in Net Interest Income
For the six months ended June 30, 2005
(dollars in thousands)

		2005 Compared to 2004
		Increase (decrease)
		due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Investment securities and cash equivalents	$(405)	$311	$(94)
Commercial loans and leases	1,160	3,110	4,270
Real estate loans	6,690	420	7,110

Total interest income	7,445	3,841	11,286

Interest Expense
Deposits	1,426	1,844	3,270
Notes payable	2,948	378	3,326
Subordinated debt	(37)	749	712

Total interest expense	4,337	2,971	7,308

Net interest income	$3,108	$870	$3,978

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the six months ended June 30,
(dollars in thousands)

	2005			2004
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$875,343	$25,238	5.77%	$643,086	$18,128	5.64%
Commercial loans and leases	548,387	18,802	6.86%	509,824	14,532	5.70%

Total loans and leases	1,423,730	44,040	6.19%	1,152,910	32,660	5.67%
Investment securities, interest earning cash and cash equivalents	173,604	2,410	2.78%	204,532	2,504	2.45%

Total interest earning assets	1,597,334	46,450	5.82%	1,357,442	35,164	5.18%

Allowance for loan losses	(18,640)			(16,596)

Non-interest earning assets
Cash	14,442			19,744
Other	33,797			29,517

Total non-interest earning assets	48,239			49,261

Total assets	$1,626,933			$1,390,107

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$176,173	$3,944	4.48%	$178,217	$3,232	3.63%
Notes payable	526,635	13,151	4.99%	408,094	9,825	4.82%
Deposits	658,304	9,304	2.83%	543,543	6,034	2.22%

Total interest bearing liabilities	1,361,112	26,399	3.88%	1,129,854	19,091	3.38%

Other liabilities	55,659			61,596
Members’ equity	210,162			198,657

Total liabilities and members’ equity	$1,626,933			$1,390,107

Net interest earning assets	$236,222			$227,588

Net interest revenues and spread		$20,051	1.94%		$16,073	1.80%
Net yield on interest earning assets			2.51%			2.37%

*	Based on monthly balances. Average loan balances include non-accrual loans.
Non-interest Income
     Total non-interest income decreased $1.8 million or 7.1% from $24.6 million during the six months ended June 30, 2004 to $22.8 million in 2005. Non-interest income is composed of letter of credit fees, prepayment penalty fees, gains or losses on sale of loans or securities, servicing fees, excess yield income, and other income. The decline was driven by lower commercial fees of $0.4 million, lower real estate fees of $0.4 million, lower excess yield income of $0.3 million as well as an increase in gain on sale of loans of $3.1 million netted with a decrease in gain on sale of investment securities of $3.5 million.

     Gains on sales of loans of $16.0 million for the six months ended 2005, represented 70.3% of non-interest income, and increased from $13.0 million in 2004. The increase resulted primarily from enhanced investor spreads as well as a 4.2% increase in loan sale volume in 2005.
     There were $3.5 million sales of investment securities available for sale for the six months ended June 30, 2005 with a loss of $7 thousand compared to a $3.5 million gain for the six months ended June 30, 2004. The investment securities sold for the six months ended June 30, 2004 were mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003.
     The following table shows loans sold for the six months ended June 30, (dollars in thousands):

	2005	2004
Mortgage loans for securitization	$403,491	$402,369
Other loan sales	29,432	—
Single family and share loans	31,693	45,513
SBA loans	2,930	983

Total	$467,546	$448,865

     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans”, was a loss of $0.2 million for the six months ended June 30, 2005 compared to a loss of $0.5 million for the same period last year.
     For the six months ended June 30, 2005, the net loss on undesignated derivatives of $0.4 million was composed of a $0.4 million gain related to the change in value of rate lock commitments net of a $0.8 million loss related to the change in value of the undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the six months ended June 30, 2004, the net loss on undesignated derivatives of $0.5 million was composed of a $3.0 million loss related to the change in value of rate lock commitments net of a $2.5 million gain related to the change in value of undesignated interest rate swaps and forward loan sales commitments.
     For the six months ended June 30, 2005 the net hedge ineffectiveness was a gain of $35 thousand compared to a net gain of $81 thousand for the same period in 2004.
      Other non-interest income includes those fees that NCB earns, related to late and pre-payment penalties. Other non-interest income was $1.4 million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively. The $0.9 million decrease in other non-interest income is primarily due to a decrease in the real estate pre-payment penalty fees from $1.0 million to $51 thousand for the six months ended June 30, 2005 and 2004, respectively.
     In total, non-interest income amounted to 53.2% of total net revenue (net interest income plus non-interest income) for the six months ended June 30, 2005 compared with 60.4% in 2004.
Non-interest Expense
     Non-interest expense for the six months ended June 30, 2005, increased 15.6% or $3.4 million to $25.0 million compared with $21.6 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 19.6% or $2.3 million to $14.3 million compared to $12.0 million for the six months ended June 30, 2004, principally as a result of increased headcount to support the growth in business.
     Contractual services increased 16.3% or $0.5 million to $3.2 million in 2005 from $2.7 million in 2004 due primarily to an increase in audit fees and consulting costs to support the Company’s Sarbanes-Oxley and other regulatory compliance.
     Non-interest expense as a percentage of average assets was 3.1% for the six months ended June 30, 2005 and 2004, respectively.

Results of Operations
For the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
Overview
     NCB’s net income for the three months ended June 30, 2005 was $8.3 million. This was a 44.1% or $2.5 million increase compared with net income of $5.8 million for the three months ended June 30, 2004. The primary factors affecting this increase in net income were a $7.0 million increase in loan and lease financing interest income netted with a $1.9 million increase in deposits interest expense, a $2.0 million increase in short-term borrowing interest expense and a $0.3 million increase in contractual services.
     The annualized return on average total assets was 2.0% for the three months ended June 30, 2005. The annualized return on average members’ equity was 15.8% for the three months ended June 30, 2005.
Net Interest Income
     Net interest income for the three months ended June 30, 2005, increased $2.6 million or 31.5% to $10.8 million compared with $8.2 million for the three months ended June 30, 2004.
     For the three months ended June 30, 2005, interest income increased by 40.8% or $7.2 million, to $24.8 million compared with $17.6 million for the three months ended June 30, 2004. Average interest-earning assets increased by $279.5 million or 20.7%, while the yield on average earning assets increased from 5.21% in 2004 to 6.08% in 2005.
     Interest income from real estate loans increased by $4.4 million, or 49.5% from $8.9 million for the three months ended June 30, 2004 to $13.3 million for the three months ended June 30, 2005. This was due to an increase in average balances of $271.6 million or 43.6% contributing $4.0 million as well as an increase in yields from 5.74% in 2004 to 5.97% in 2005. Commercial loans and lease interest income increased by $2.5 million or 33.6% from $7.6 million for the three months ended June 20, 2004 to $10.1 million for the three months ended June 30, 2005. Average commercial loan and lease balances increased by $37.4 million as well as an increase in yields from 5.90% in 2004 to 7.35% in 2005. The increase in yields contributed $2.0 million of the increase. Interest income from investment securities and cash equivalents increased by $0.2 million. While the average investment securities and cash equivalents balance decreased marginally, the average yield increased from 2.07% in 2004 to 2.87% in 2005.
     Interest expense for the three months ended June 30, 2005 increased $4.6 million or 48.9% from $9.4 million in 2004 to $13.9 million in 2005. Interest expense on deposits increased $1.9 million or 58.9%. The overall rate on total interest bearing liabilities increased from 3.34% in 2004 to 4.01% in 2005. Additionally, there was a 17.7% growth in average deposit balances for the three months ended June 30, 2004 to June 30, 2005. Interest expense on notes payable, which includes short and long term debt, increased by $2.3 million or 50.3% due primarily to rates increasing from 4.94% to 5.10%. Included within interest expense on notes payable is $1.1 million and $1.2 million of hedge swap expense for the three months ended June 30, 2005 and 2004. Interest expense on subordinated debt increased $0.4 million or 25.3% due primarily to rates increasing from 3.65% to 4.62% for the three months ended June 30, 2004 to June 30, 2005.
   See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense.

Table 1A
Changes in Net Interest Income
For the three months ended June 30, 2005
(dollars in thousands)

	2005 Compared to 2004
	Increase (decrease)
	due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Investment securities and cash equivalents	$(168)	$387	$219
Commercial loans and leases	583	1,954	2,537
Real estate loans	4,040	378	4,418

Total interest income	4,455	2,719	7,174

Interest Expense
Deposits	636	1,253	$1,889
Notes payable	2,125	154	2,279
Subordinated debt	(16)	427	411

Total interest expense	2,745	1,834	4,579

Net interest income	$1,710	$885	$2,595

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended June 30,
(dollars in thousands)

	2005			2004
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$894,217	$13,346	5.97%	$622,612	$8,928	5.74%
Commercial loans and leases	549,216	10,088	7.35%	511,810	7,551	5.90%

Total loans and leases	1,443,433	23,434	6.49%	1,134,422	16,479	5.81%
Investment securities, interest earning cash and cash equivalents	185,857	1,332	2.87%	215,338	1,113	2.07%

Total interest earning assets	1,629,290	24,766	6.08%	1,349,760	17,592	5.21%

Allowance for loan losses	(19,568)			(16,502)

Non-interest earning assets
Cash	14,160			22,604
Other	34,671			28,960

Total non-interest earning assets	48,831			51,564

Total assets	$1,658,553			$1,384,822

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$176,173	$2,034	4.62%	$177,963	$1,623	3.65%
Notes payable	533,582	6,809	5.10%	366,664	4,530	4.94%
Deposits	679,915	5,095	3.00%	577,470	3,206	2.22%

Total interest bearing liabilities	1,389,670	13,938	4.01%	1,122,097	9,359	3.34%

Other liabilities	57,352			61,258
Members’ equity	211,531			201,467

Total liabilities and members’ equity	$1,658,553			$1,384,822

Net interest earning assets	$239,620			$227,663

Net interest revenues and spread		$10,828	2.07%		$8,233	1.87%
Net yield on interest earning assets			2.66%			2.44%

*	Based on monthly balances. Average loan balances include non-accrual loans.
Non-interest Income
     Total non-interest income increased less than $0.1 million or 0.9% from $10.0 million during the three months ended June 30, 2004 to $10.1 million in 2005.
     Gains on sales of loans of $6.7 million for the three months ended June 30, 2005, represented 65.8% of non-interest income, and increased $0.8 million from $5.9 million in 2004. The volume of loans sold in the second quarter of 2005 was $248.8 million or 6.7% lower compared with $266.6 million sold in the second quarter of 2004. The increase was largely driven by higher Mortgage Servicing Rights recorded on the loan sale, resulting from the increase in the average size of the loans sold.

     The following table shows loans sold for the three months ended June 30 (dollars in thousands):

	2005	2004
Mortgage loans for securitization	$217,185	$239,423
Other loan sales	10,991	—
Single family and share loans	17,720	26,511
SBA loans	2,930	707

Total	$248,826	$266,641

     In total, non-interest income amounted to 48.3% of total net revenue (net interest income plus non-interest income) for the three months ended June 30, 2005 compared with 54.9% in 2004.
Non-interest Expense
     Non-interest expense for the three months ended June 30, 2005, increased 17.7% or $1.9 million to $12.4 million compared with $10.5 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 24.6% or $1.4 million from $5.6 million in 2004 to $7.0 million for the three months ended June 30, 2005. The increase was primarily due to a growth in headcount.
     Contractual services increased 24.5% or $0.3 million in 2005 from $1.4 million in 2004 to $1.7 million in 2005, reflecting consulting costs to support the Company’s Sarbanes-Oxley and other regulatory compliance.
     Annualized non-interest expense as a percentage of average assets was 3.0% for the three months ended June 30, 2005 and June 30, 2004.
Credit Quality
     The allowance for loan losses increased 18.2% to $20.1 million as of June 30, 2005 from $17.0 million at December 31, 2004. The allowance for loan losses was deemed adequate as of June 30, 2005 and December 31, 2004. The allowance was impacted by loans charged-off of $0.3 million, and recoveries of loans previously charged-off of $2.6 million. The allowance as a percentage of loans and lease financing, excluding loans held for sale, was 1.7% and 1.5% at June 30, 2005 and December 31, 2004, respectively. A $0.7 million provision for loan losses was recorded in the six months ended June 30, 2005 compared with $1.3 million for the same period in 2004.
     Total impaired assets (non-accruing and foreclosed real estate owned) decreased to $12.5 million at June 30, 2005 from $17.8 million at December 31, 2004. The decrease was due principally to the repayments of a $3.8 million loan to a cellular telephone company and a $7.4 million loan to a social and health services organization, offset by the addition of a $4.8 million loan to a retail grocery chain. At June 30, 2005 and December 31, 2004, impaired assets as a percentage of Members’ Equity were 5.8% and 8.7%, respectively. The allowance as a percentage of non-accruing loans was 160.4% at June 30, 2005 compared with 95.7% at December 31, 2004.
See Table 3 for detailed information on impaired assets.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
Real estate owned	$—	$7	$29	$77	$—
Non-accruing loans	12,526	14,290	17,758	18,725	12,744

Total	$12,526	$14,297	$17,787	$18,802	$12,744

As a percentage of loans and lease financing outstanding	1.06%	1.24%	1.60%	1.77%	1.27%

Uses of Funds
Loans and Leases
     Loans and leases, including loans held for sale, outstanding were $1.4 billion at June 30, 2005 and December 31, 2004.
     The commercial loan and lease portfolio decreased 2.0% to $534.1 million at June 30, 2005 compared with $545.1 million at December 31, 2004. NCB’s commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans.
     NCB’s real estate loan portfolio increased 13.8% to $648.3 million for the six months ended June 30, 2005 from $569.5 million at December 31, 2004 due primarily to an increase in cooperative share loans. The real estate portfolio is substantially composed of multifamily blanket mortgages and single-family mortgage and share loans.
Cash, Cash Equivalents, and Investment Securities
     Cash, cash equivalents, and investment securities increased 70.1% or $95.8 million to $232.5 million at June 30, 2005 compared with $136.7 million at December 31, 2004 due to higher cash operating account balances. $102.0 million was subsequently used on July 1, 2005 to pay down short-term debt with the Federal Home Loan Bank (FHLB).
Interest-Bearing Liabilities
     Per Table 4, interest-bearing liabilities increased $89.6 million from $1.35 billion at December 31, 2004 to $1.44 billion at June 30, 2005.
     For the six months ended June 30, 2005, deposits at NCB, FSB, increased 12.1% to $679.4 million from $605.9 million at December 31, 2004. The weighted average rate on deposits at June 30, 2005 was 3.02% compared to 2.40% at December 31, 2004. The average maturity of the certificates of deposit at June 30, 2005 was 25.7 months compared with 23.1 months at December 31, 2004 reflecting a continued shift to longer-term maturities.

Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	June 30,	December 31,
	2005	2004	% Change
Deposits	$679,416	$605,927	12.1%
Short-term debt*	471,159	429,429	9.7%
Long-term debt	119,616	145,215	-17.6%
Subordinated debt	123,086	123,083	0.0%
Junior subordinated debt	50,597	50,580	0.0%

Total	$1,443,874	$1,354,234	6.6%

*	includes current portion of long-term and subordinated debt.
     At June 30, 2005 total short-term and long-term borrowings (including subordinated debt) increased $16.2 million or 2.2% from $748.3 million at December 31, 2004 to $764.5 million at June 30, 2005.
     NCB, FSB had $248.0 million advances from the FHLB at June 30, 2005 compared to $200.5 million at December 31, 2004. At June 30, 2005, included in the short-term borrowings were revolving lines of credit of $40.0 million, commercial paper with a face value of $126.5 million and no borrowings from cooperative customers.
     At June 30, 2005 and December 31, 2004 NCB had $350.0 million of committed revolving lines of credit available of which $35.0 million and $40.0 million was outstanding, respectively. $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had bid lines available of $22.5 million of which $5.0 million was outstanding at June 30, 2005 and $7.5 million as of December 31, 2004.
     At both June 30, 2005 and December 31, 2004, under its Medium Term Note Program NCB had remaining authority to issue up to $176.0 million. As of June 30, 2005 and December 31, 2004, NCB had $40.0 million, outstanding under this program. In addition, as of June 30, 2005 and December 31, 2004, NCB had outstanding $135.0 million of private placement issued to various institutional investors. At June 30, 2005, NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.

Contractual Obligations
     NCB has various financial obligations, including contractual obligations that may require future cash payments. At June 30, 2005 there were no material changes to either the type or maturity of contractual obligations from December 31, 2004.
Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
     Discussion of NCB’s commitments, contingent liabilities, and off-balance sheet arrangements is included in Note 14 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.
Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.3 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in NCB’s market risk profile occurred from December 31, 2004 to June 30, 2005.
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
Date: August 12, 2005

By:	/s/ Richard L. Reed

Richard L. Reed, Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler

Dean Lawler Senior Vice President, Corporate Controller