Form 10-Q
period 2005-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2005-11-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2005: Class B 1,480,961; Class C 236,817; Class D 1.

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries
INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — September 30, 2005 (unaudited) and December 31, 2004	1

	Consolidated Statements of Income (unaudited) — for the three and nine months ended September 30, 2005 and 2004	2

	Consolidated Statements of Comprehensive Income (unaudited) — for the nine months ended September 30, 2005 and 2004	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the nine months ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited)— for the nine months ended September 30, 2005 and 2004	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) — September 30, 2005	7-22

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the nine and three months ended September 30, 2005 and 2004	22-38

Item 3	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4	Controls and Procedures	38

PART II OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 6	Exhibits	38

Signatures and Certifications

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005
	(Unaudited)	December 31, 2004
Assets
Cash and cash equivalents	$34,783	$47,388
Restricted cash	5,101	4,997
Investment securities
Available-for-sale	87,987	87,217
Held-to-maturity	2,106	2,130
Loans held for sale	244,755	303,289
Loans and lease financing	1,227,830	1,114,658
Less: Allowance for loan losses	(21,613)	(16,991)

Net loans and lease financing	1,206,217	1,097,667
Other assets	78,563	70,182

Total assets	$1,659,512	$1,612,870

Liabilities and Members’ Equity
Liabilities
Deposits	$697,620	$605,927
Patronage dividends payable in cash	7,642	8,573
Other liabilities	51,706	44,574
Borrowings
Short-term	337,102	396,929
Long-term
Current	55,000	30,000
Non-current	118,622	145,215
Subordinated debt
Current	2,500	2,500
Non-current	123,103	123,083
Junior subordinated debt	50,605	50,580

Total borrowings	686,932	748,307

Total liabilities	1,443,900	1,407,381

Members’ equity
Common stock	171,778	160,474
Retained earnings
Allocated	10,685	12,340
Unallocated	31,637	29,112
Accumulated other comprehensive income	1,512	3,563

Total members’ equity	215,612	205,489

Total liabilities and members’ equity	$1,659,512	$1,612,870

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Interest income
Loans and lease financing	$23,732	$17,872	$67,773	$50,533
Investment securities	1,250	1,109	3,659	3,613
Other interest income	785	860	2,369	2,762

Total interest income	25,767	19,841	73,801	56,908

Interest expense
Deposits	5,509	3,387	14,813	9,421
Short-term borrowings	3,767	1,364	9,435	3,836
Long-term debt, other borrowings and subordinated debt	5,493	5,714	16,919	16,301

Total interest expense	14,769	10,465	41,167	29,558

Net interest income	10,998	9,376	32,634	27,350

Provision for loan losses	1,596	1,047	2,345	2,387

Net interest income after provision for loan losses	9,402	8,329	30,289	24,963

Non-interest income
Gain (loss) on sale of loans	6,079	(919)	22,125	12,062
(Loss) gain on sale of investments available-for-sale	(2)	(11)	(9)	3,467
Servicing fees	1,118	1,008	3,156	3,058
Letter of credit fees	904	1,183	2,664	3,085
Other	719	895	2,121	3,139

Total non-interest income	8,818	2,156	30,057	24,811

Non-interest expense
Compensation and employee benefits	7,217	5,271	21,526	17,238
Occupancy and equipment	1,593	1,321	4,361	3,884
Contractual services	1,489	1,222	4,682	3,969
Corporate development	739	392	1,895	1,090
Provision for unfunded commitments	780	—	719	218
Information systems	667	711	1,997	1,900
Travel and entertainment	335	355	1,094	1,055
Other	674	701	2,235	2,254

Total non-interest expense	13,494	9,973	38,509	31,608

Income before income taxes	4,726	512	21,837	18,166

Provision (benefit) for income taxes	235	(152)	1,533	1,080

Net income	$4,491	$664	$20,304	$17,086

Distribution of net income
Patronage dividends	$3,529	$620	$18,327	$16,628
Retained earnings	962	44	1,977	458

	$4,491	$664	$20,304	$17,086

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30, 2005 and 2004
(in thousands)
(Unaudited)

	2005	2004
Net income	$20,304	$17,086

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(2,060)	(850)
Tax effect	9	6

Comprehensive income	$18,253	$16,242

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2005 and 2004
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2004	$160,474	$12,340	$29,112	$3,563	$205,489
Net income	—	—	20,304	—	20,304
Adjustment to prior year dividends	97	(162)	26	—	(39)
Cancellation of stock	(971)	—	971	—	—
Other dividends declared	—	—	(449)	—	(449)
2004 patronage dividends
Distributed in stock	12,178	(12,178)	—	—	—
2005 patronage dividend
To be distributed in cash	—	—	(7,642)	—	(7,642)
Retained in form of equity	—	10,685	(10,685)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(2,051)	(2,051)

Balance, September 30, 2005	$171,778	$10,685	$31,637	$1,512	$215,612

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2003	$149,947	$16,733	$22,059	$4,018	$192,757
Net income	—	—	17,086	—	17,086
Adjustment to prior year dividends	24	(24)	73	—	73
Cancellation of stock	(6,362)	(120)	5,875	—	(607)
Other dividends declared	—	—	(245)	—	(245)
2003 patronage dividends
Distributed in stock	16,866	(16,866)	—	—	—
2004 patronage dividends
To be distributed in cash	—	—	(6,734)	—	(6,734)
Retained in form of equity	—	9,894	(9,894)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(844)	(844)

Balance, September 30, 2004	$160,475	$9,617	$28,220	$3,174	$201,486

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income	$20,304	$17,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	2,345	2,387
Provision for losses on unfunded commitments	719	218
Amortization of interest-only-receivables and servicing rights	7,688	7,777
Depreciation and amortization, other	993	2,680
Gain on sale of loans	(22,125)	(12,062)
Loss (gain) on sale of investment securities available-for-sale	9	(3,465)
Purchase of loans-held-for-sale	(30,563)	—
Loans originated for sale, net of principal collections	(656,080)	(517,371)
Proceeds from sale of loans held for sale	756,768	411,394
Increase in other assets	(6,705)	(2,289)
Increase (decrease) in other liabilities	9,103	(7,129)

Net cash provided by (used in) operating activities	82,456	(100,774)

Cash flows from investing activities
(Increase) decrease in restricted cash	(104)	4,049
Purchase of investment securities
Available-for-sale	(38,795)	(133,849)
Held-to-maturity	(76)	(1,416)
Proceeds from maturities of investment securities
Available-for-sale	25,615	120,537
Held-to-maturity	100	52
Proceeds from the sale of investment securities
Available-for-sale	6,870	81,207
Net increase in loans and lease financing	(110,286)	(101,748)
Purchases of portfolio loans	—	(33,186)
Purchases of premises and equipment	(992)	(741)

Net cash used in investing activities	(117,668)	(65,095)

Cash flows from financing activities
Net increase in deposits	91,694	90,841
Net (decrease) increase in short-term borrowings	(59,929)	139,715
Repayment of long-term debt	—	(50,000)
Patronage dividend paid	(8,715)	(11,382)
Other dividend paid	(443)	(245)

Net cash provided by financing activities	22,607	168,929

(Decrease) increase in cash and cash equivalents	(12,605)	3,060
Cash and cash equivalents, beginning of period	47,388	54,973

Cash and cash equivalents, end of period	$34,783	$58,033

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2005	2004
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of tax	$(2,051)	$(844)

Warehouse loans transferred to portfolio	$—	$11,097

Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International	$—	$23,826

Common stock cancelled and recovered against allowance for loan losses	$—	$719

Supplemental information:

Interest paid	$37,834	$26,848

Income taxes paid	$1,486	$962
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
1. BASIS OF PRESENTATION
     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles, which have been applied on a consistent basis and follow general practices within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for all of 2005. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.
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
     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of September 30, 2005, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2004 financial statements.
     While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
     NCB has a 50% interest in Cooperative Community Works, LLC (“CCW”). The remaining 50% interest is held by an unconsolidated affiliate, NCB Development Corporation (“NCBDC”), which at all times has the power to appoint an officer or employee to be Chair of the Board of Managers. Under Accounting Research Bulletin No. 51 (As Amended), NCB’s interest in CCW does not amount to a controlling financial interest and thus CCW is not consolidated. Furthermore, NCB has concluded that CCW is not a variable interest entity since it does not meet conditions (a), (b) or (c) of paragraph 5 of FASB Interpretation No. 46 (Revised December 2003) (“FIN 46R”).

3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Cash	$27,084	$40,266
Cash equivalents	7,699	7,122

Total	$34,783	$47,388

     In addition, there was restricted cash of $5.1 million and $5.0 million as of September 30, 2005 and December 31, 2004, respectively.
4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities at September 30, 2005 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$40,904	$—	$517	$40,387
Mortgage-backed securities	1,598	—	39	1,559
Corporate bonds	3,677	—	28	3,649
Mutual funds	1,433	—	121	1,312
Interest-only certificated receivables	41,156	385	461	41,080

Total	$88,768	$385	$1,166	$87,987

     The fair value of investment securities will change from period to period with changes in interest rates. NCB does not consider the unrealized losses at September 30, 2005 to be other-than-temporary because they relate to interest rates.
     The composition of available-for-sale investment securities at December 31, 2004 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency obligations	$38,716	$1	$274	$38,443
Mortgage-backed securities	1,977	—	17	1,960
Corporate bonds	3,464	5	7	3,462
Mutual funds	1,407	—	118	1,289
Interest-only certificated receivables	41,007	1,121	65	42,063

Total	$86,571	$1,127	$481	$87,217

     Interest-only receivables substantially pertain to cooperative multifamily loans to cooperative housing corporations.
     During the three months ended September 30, 2005, there was $3.3 million of available-for-sale securities sold with a $2 thousand net loss. There were no available-for-sale securities sold for the three months ended September 30, 2004.

     During the nine months ended September 30, 2005, there were $6.9 million of available-for-sale securities sold with a $9 thousand net loss compared to a net gain of $3.5 million from $80.9 million available-for-sale securities sold for the nine months ended September 30, 2004. The investment securities sold for the nine months ended September 30, 2004 were mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003.
5. LOAN SERVICING
     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at September 30, 2005 and 2004 are $3.9 billion and $3.4 billion, respectively.
     Changes in the portfolio of loans serviced for others were as follows (in thousands):

	2005	2004
Balance at January 1	$3,528,183	$3,108,859
Additions	693,768	393,330
Loan payments and payoffs	(284,528)	(99,607)

Balance at September 30	$3,937,423	$3,402,582

     Refer to Note 16 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.
6. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Commercial loans	$553,885	$529,165
Real estate loans:
Residential
Cooperative single family	424,546	323,661
Cooperative multifamily	181,294	192,708
Commercial	61,216	53,152
Lease financing	6,889	15,972

Total	$1,227,830	$1,114,658

7. LOANS HELD FOR SALE
     Loans held for sale by category are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Commercial loans	$14,481	$6,671
Real estate loans:
Residential
Cooperative single family	9,688	5,177
Cooperative multifamily	199,999	258,461
Commercial	20,587	32,980

Total	$244,755	$303,289

8. RECEIVABLES SOLD WITH RECOURSE
     In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (“the Agreement”) with Fannie Mae in connection with NCB’s sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae’s issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses paid by NCB or when the obligation as adjusted for any losses paid, exceeds 12% of the unpaid principal balance of the covered loans.
     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of September 30, 2005 and December 31, 2004. The unpaid principal balance of the loans covered by the Agreement was $276.2 million as of September 30, 2005 compared with $280.6 million as of December 31, 2004. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down sufficiently to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.
     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of September 30, 2005 the unpaid principal balance was $105.2 million. At December 31, 2004 the unpaid principal balance was $107.8 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.
9. IMPAIRED ASSETS
     Impaired assets, comprised of non-accrual loans and real estate owned, totaled $11.3 million and $17.8 million at September 30, 2005 and December 31, 2004, respectively. The decrease was largely a result of a $6.1 million net decrease in non-accrual commercial loans through payoffs during the year. Mortgage, SBA and installment loans showed a net decrease of $0.3 million through payoffs and charge offs. There was an immaterial balance of real estate owned at September 30, 2005 and December 31, 2004. The average balance of impaired loans was $13.0 million and $9.7 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Specific allowances of $1.4 million and $2.2 million were established at September 30, 2005 and December 31, 2004, respectively.
     At September 30, 2005 and December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans were impaired.
10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The allowance for loan losses is an estimate of known and inherent losses in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of having occurred and reasonably estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the balance of loans which are impaired.
     A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Impairment is measured based upon the present value of future cash flows discounted for at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent.
     Specific reserves are established for impaired loans based upon the above criteria or other loans criticized based upon established regulatory standards.
     General reserves are calculated on a loan-by-loan basis based upon the probability of the default and the loss in the event of default for each risk rating, based on historical experience.
     The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the general or specific reserves. In determining the unallocated allowance NCB considers the recent loan loss experience, trends in credit quality and concentration and specific industry conditions within portfolio segments.

     All loans are evaluated individually based upon risk rating assigned to the loan. A risk rating system is designed to classify each loan according to the risk unique to the credit facility. The expected loss for each risk rating is determined using historical loss factors and collateral position of the credit facility.
     NCB charges off loans, i.e. reduces the loan balance, when the loans are deemed to be uncollectible at which time the allowance for loan losses is reduced.
     The following is a summary of the components of the allowance for loan losses as of September 30, 2005 and December 31, 2004 (in thousands):

	September	December
	30, 2005	31, 2004
Specific Reserves on Impaired Loans	$1,443	$2,205
Specific Reserve on Criticized Loans	2,418	780
Unallocated	—	—
General Allocation	17,752	14,006

Total Allowance for Loan Losses	$21,613	$16,991

     The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30 (in thousands):

	2005	2004
Balance at January 1	$16,991	$17,098

Charge-offs
Commercial	(492)	(4,373)
Real Estate	—	—

Total charge-offs	(492)	(4,373)

Recoveries
Commercial	2,211	1,918
Real Estate	558	1

Total Recoveries	2,769	1,919

Net recoveries/(charge-offs)	2,277	(2,454)

Provision for loan losses	2,345	2,387

Balance at September 30	$21,613	$17,031

     NCB’s consolidated allowance calculation on a loan-by-loan basis at September 30, 2005 was $21.6 million, which represents an increase of $4.6 million from December 31, 2004. The growth was a result of provisions of $2.3 million and net recoveries of $2.3 million. The overall growth in loan loss reserves was required primarily to cover downgrades of several additions into criticized ratings ($4.3 million), incremental specific reserves ($1.7 million) and loan growth ($0.5 million). These amounts were offset in part by $1.9 million of reduced reserve requirements related to upgrades and repayments on criticized loans. Furthermore, the allowance for loan losses was 1.8% and 1.5% of loans and lease financing, excluding loans held for sale, at September 30, 2005 and December 31, 2004, respectively.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the nine months ended September 30 (in thousands):

	2005	2004
Balance at January 1	$1,814	$1,090
Provision for losses	719	218

Balance at September 30	$2,533	$1,308

     The provision for losses for the nine months ended September 30, 2005 primarily relates to changes in risk ratings of four Letters of Credits, increasing the provision by $1.1 million offset by a $0.5 million reduction for the upgrade and expiration of Letters of Credit.
11. OTHER ASSETS
     At September 30, 2005 and December 31, 2004, other assets consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Interest-only non-certificated receivables	$37,448	$37,833
Federal Home Loan Bank stock	7,618	5,569
Accrued interest receivables	7,516	6,374
Valuation of letters of credit	6,556	6,420
Mortgage servicing rights	5,242	3,099
Derivative instruments	4,586	765
Premises and equipment	4,949	4,881
Prepaid assets	1,716	1,345
Equity method investments	1,569	1,684
Deferred tax asset	319	804
Other	1,044	1,408

Total other assets	$78,563	$70,182

12. DEPOSITS
     Deposits consisted of the following (dollars in thousands):

	Average Rate Paid		Balance at
	September	December	September	December
	30, 2005	31, 2004	30, 2005	31, 2004
Non-interest bearing demand deposits	—	—	$29,361	$39,473
Interest-bearing demand deposits	2.59%	1.70%	219,803	197,657
Savings deposits	1.09%	1.15%	7,412	7,425
Certificates of deposit	3.74%	3.12%	441,044	361,372

Total deposits			$697,620	$605,927

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $282.3 million and $229.3 million at September 30, 2005 and December 31, 2004, respectively.

     At September 30, 2005, the scheduled maturities of certificates of deposit were as follows (in thousands):

Within 3 months	$73,368
Over 3 months through 6 months	50,523
Over 6 months through 12 months	70,663
Over 12 months	246,490

Total certificates of deposit	$441,044

     Interest expense for the three and nine months ended September 30, 2005 and 2004 is summarized as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Interest-bearing demand deposits	$1,594	$844	$4,076	$2,207
Savings deposits	23	23	68	67
Certificates of deposit	3,892	2,520	10,669	7,147

Total deposit interest expense	$5,509	$3,387	$14,813	$9,421

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

     NCB, FSB’s capital exceeded the minimum capital requirements at September 30, 2005 and December 31, 2004, respectively. The following table summarizes NCB, FSB’s capital at September 30, 2005 and December 31, 2004 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Tangible Capital (to tangible assets)	$92,983	9.20%	$15,155	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	100,917	12.26%	65,840	8.00%	$82,300	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	92,351	11.22%	N/A	N/A	49,380	6.00%
Core Capital (to adjusted tangible assets)	92,983	9.20%	40,414	4.00%	50,517	5.00%

As of December 31, 2004:
Tangible Capital (to tangible assets)	$77,172	8.56%	$13,521	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	81,371	11.30%	57,623	8.00%	$72,029	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	77,010	10.69%	N/A	N/A	43,218	6.00%
Core Capital (to adjusted tangible assets)	77,172	8.56%	36,057	4.00%	45,071	5.00%
     The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At September 30, 2005, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.
14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS
     NCB is a party to financial instruments with off-balance sheet risk. These financial instruments may include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the notional amount recognized in the balance sheets. The contract amounts of those instruments reflect the exposure that NCB has in particular classes of financial instruments. Unless noted otherwise, NCB does not require collateral or other security to support off-balance sheet financial instruments.
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
     NCB also makes rate lock commitments to extend credit to borrowers for the origination of cooperative multifamily loans made to cooperative housing corporations, cooperative single-family loans, and single-family residential loans. In the case of cooperative single-family loans and single-family residential loans, the rate lock commitments generally extend for a 30-day period. Some of these commitments will expire without being completed. For cooperative multifamily loans, the rate lock commitments can typically extend for 12 months or longer.
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
     Issuance fees associated with the standby letters of credit range from 0.6% to 5.0% of the commitment amount. The standby letters of credit mature throughout 2005 to 2010.
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at September 30, are as follows (in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2005	2004	2005	2004
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$707,685	$580,750	$3,538	$2,904
Rate lock commitments to extend credit	128,236	122,674	(369)	1,626
Standby letters of credit	232,577	230,384	8,776	10,443
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, an asset and a corresponding liability of $6.6 million were recorded in other assets and other liabilities in the Consolidated Balance Sheet at September 30, 2005 representing the fair value of standby letters of credit either issued or modified subsequent to December 31, 2002. The corresponding amount at December 31, 2004 was $6.4 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.
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

     Results related to the hedging of warehouse loans, mortgage-backed securities held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below and included in the caption entitled “Gain on Sale of Loans” in the accompanying consolidated statements of income for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Unrealized gain (loss) on designated derivatives recognized	$9,705	$(9,776)	$6,317	$(8,053)

(Decrease) increase in value of warehouse loans	(10,105)	9,850	(6,682)	7,476

Increase in value of mortgage-backed securities held-for sale	—	—	—	732

Net hedge ineffectiveness	(400)	74	(365)	155

Unrealized (loss) gain on undesignated loan commitments recognized	(3,776)	3,460	(3,315)	382

Gain (loss) on undesignated derivatives recognized	4,326	(4,467)	3,483	(1,936)

Net gain (loss) on undesignated derivatives	550	(1,007)	168	(1,554)

Unrealized gain (loss) on other non-hedging derivatives	244	22	343	(16)

Net SFAS 133 adjustment	$394	$(911)	$146	$(1,415)

     The component parts of the FAS 133 adjustment included in the table above represent all of NCB’s hedging activities. Unrealized gain (loss) on designated derivatives recognized includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap from the date of inception. The change in value was determined by comparing the market value at the end of the period against the inception value of zero. (Decrease) increase in value of warehouse loans quantifies the change in value of the loans (i.e. resulting from the change in the benchmark rate since inception). Increase in value of mortgage-backed securities held-for-sale quantifies the change in the value of mortgage-backed securities, which were created from a swap of loans with Fannie Mae in December 2003. Net hedge ineffectiveness summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative. Unrealized (loss) gain on undesignated loan commitments recognized quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment. The change in value was determined by comparing the fair value at the end of the period against the inception value. Gain (loss) on undesignated derivatives recognized quantifies the change in value of the swap or forward sales commitment. The change in value was determined by comparing the market value at the end of the period against the inception value of zero. Unrealized gain (loss) on other non-hedging derivatives represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At September 30, 2005 NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $2.1 million representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
     Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases and sells these contracts to economically hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse.
     Forward loan sales commitments lock in the prices at which single-family residential loans and cooperative single-family loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to economically hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative single-family loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.
     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at September 30, are as follows (in thousands):

	Notional Amounts		Fair Value
	2005	2004	2005	2004
Financial instruments whose contract amounts exceed the amount of credit risk:
Financial futures contracts	$19,300	$14,000	$282	$(29)
Interest rate swap agreements	$347,748	$389,633	$1,374	$(8,234)
Forward sales commitments
Cooperative single family	$16,122	$12,500	$44	$(178)
Cooperative multifamily	$40,000	$41,370	$549	$(1,594)
15. SEGMENT REPORTING
     NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies detailed in our Annual Report on Form 10-K.

     The following is the segment reporting for the nine months ended September 30, 2005 and 2004 (in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$28,197	$12,998	$15,299	$15,637	$1,670	$73,801
Interest expense	16,296	6,221	11,470	6,930	250	41,167

Net interest income	11,901	6,777	3,829	8,707	1,420	32,634

Provision for loan losses	1,532	90	—	723	—	2,345

Non-interest income	4,527	2,434	20,963	2,133	—	30,057

Non-interest expense
Direct expense	3,999	2,485	7,137	3,763	13,803	31,187
Overhead and support	2,191	1,028	1,485	2,618	—	7,322

Total non-interest expense	6,190	3,513	8,622	6,381	13,803	38,509

Earnings (loss) before taxes	$8,706	$5,608	$16,170	$3,736	$(12,383)	$21,837

Total average assets	$521,528	$245,575	$264,987	$409,893	$200,397	$1,642,380

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$20,708	$10,239	$13,592	$10,763	$1,606	$56,908
Interest expense	11,260	4,420	8,968	4,814	96	29,558

Net interest income	9,448	5,819	4,624	5,949	1,510	27,350

Provision for loan losses	1,995	102	—	290	—	2,387

Non-interest income	5,238	2,144	14,730	2,253	446	24,811

Non-interest expense
Direct expense	5,070	3,582	3,774	2,873	9,144	24,443
Overhead and support	2,504	1,305	1,346	2,010	—	7,165

Total non-interest expense	7,574	4,887	5,120	4,883	9,144	31,608

Earnings (loss) before taxes	$5,117	$2,974	$14,234	$3,029	$(7,188)	$18,166

Total average assets	$503,035	$217,981	$280,452	$290,449	$137,655	$1,429,572

     The following is the segment reporting for the three months ended September 30, 2005 and 2004 (in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$10,178	$4,370	$4,773	$5,856	$590	$25,767
Interest expense	5,753	2,159	3,870	2,737	250	14,769

Net interest income	4,425	2,211	903	3,119	340	10,998

Provision for loan losses	1,347	29	—	220	—	1,596

Non-interest income	1,504	874	5,627	813	—	8,818

Non-interest expense
Direct expense	1,525	1,159	2,003	1,351	4,928	10,966
Overhead and support	734	341	511	942	—	2,528

Total non-interest expense	2,259	1,500	2,514	2,293	4,928	13,494

Earnings (loss) before taxes	$2,323	$1,556	$4,016	$1,419	$(4,588)	$4,726

Total average assets	$530,495	$239,049	$265,632	$451,227	$203,974	$1,690,377

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$7,162	$3,583	$4,733	$3,880	$483	$19,841
Interest expense	3,829	1,566	3,067	1,813	190	10,465

Net interest income	3,333	2,017	1,666	2,067	293	9,376

Provision for loan losses	863	186	—	(2)	—	1,047

Non-interest income	1,739	696	(1,143)	675	189	2,156

Non-interest expense
Direct expense	1,425	1,338	1,167	1,021	2,617	7,568
Overhead and support	804	444	463	694	—	2,405

Total non-interest expense	2,229	1,782	1,630	1,715	2,617	$9,973

Earnings (loss) before taxes	$1,980	$745	$(1,107)	$1,029	$(2,135)	$512

Total average assets	$513,192	$231,631	$287,781	$328,181	$129,134	$1,489,919

16. LOAN SALES AND SECURITIZATIONS
     NCB sells and services commercial loans and commercial and residential real estate loans. Interests in the securitized and sold loans are generally retained in the form of senior interest-only strips, escrow accounts and mortgage servicing rights.

     During the nine months ended September 30, 2005 and 2004, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s 2005 sales of mortgage loans through securitized transactions were $426.7 million and generated a total of $3.9 million in retained interests. In 2004, the proceeds from NCB’s sales of mortgage loans through securitized transactions were $323.5 million and generated a total of $8.2 million in retained interests.
     NCB also undertakes loan sales where the loans sold are not securitized. During the nine months ended September 30, 2005 and 2004, NCB sold loans through non-securitized transactions. The proceeds from the sale of these loans were $322.6 million and generated a total of $3.6 million in retained interests for the nine months ended September 30, 2005. The proceeds from the sale of these loans were $74.4 million for the nine months ended September 30, 2004.
     During the nine months ended September 30, 2005, NCB did not sell mortgage-backed securities. During the nine months ended September 30, 2004, NCB sold mortgage-backed securities, generating net proceeds of $81.8 million and retained interests of $3.1 million.
     Retained interest due to interest-only receivables activity is composed of the following (in thousands):

	September 30,	December 31,
	2005	2004
Certificated interest-only receivables	$41,080	$42,063
Non-certificated interest-only receivables	$37,448	$37,833
     The amounts below reflect the sensitivity of the fair value of interest-only receivables to a 100, 200 and 300 basis points increase in interest rates at (in thousands):

	September 30,	December 31,
	2005	2004
Impact of 100 basis points adverse change	$(2,808)	$(2,915)
Impact of 200 basis points adverse change	$(5,460)	$(5,667)
Impact of 300 basis points adverse change	$(7,969)	$(8,270)
     The following table reflects cash flows received for the nine months ended September 30, for (in thousands):

	2005	2004
Net proceeds from loans sold through securitization	$426,668	$323,537
Net proceeds from other loan sales	$322,592	$74,374
Net proceeds from sale of mortgage-backed securities	$—	$81,793
Servicing fees received	$2,288	$1,902
Cash flows received on interest-only receivables	$10,872	$12,422

     Activity related to interest-only receivables and mortgage-servicing rights for the nine months ended September 30, 2005 and 2004, respectively, are as follows (in thousands):

	Certificated Interest-
	Only Receivables
	2005	2004
Balance at January 1	$42,063	$36,472
Additions	3,928	8,217
Amortization	(3,745)	(3,603)
Change in valuation allowance	(1,132)	236
Writedown of asset due to prepayment	(34)	(966)

Balance at September 30	$41,080	$40,356

	Non-certificated
	Interest-Only
	Receivables
	2005	2004
Balance at January 1	$37,833	$39,249
Additions	3,579	3,155
Amortization	(2,957)	(2,694)
Change in valuation allowance	(630)	(691)
Writedown of asset due to prepayment	(377)	(170)

Balance at September 30	$37,448	$38,849

	Mortgage
	Servicing Rights
	2005	2004
Balance at January 1	$3,099	$2,458
Additions	2,716	772
Amortization	(573)	(517)

Balance at September 30	$5,242	$2,713

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
     On March 3, 2005, the FASB Staff issued FASB Staff Position (“FSP”) FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R — Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the third quarter of 2005 and does not impact our consolidated financial statements.

     NCB transfers commercial mortgage loans to trusts that issue various classes of securities backed by the commercial mortgage loans to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believe that their terms are consistent with the criteria in FAS 140 for QSPE status. Recently, regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in FAS 140. The regulators and standard setters are considering the need for clarifying guidance. If such future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, we cannot predict what the transition provisions for implementing such guidance will be. In addition, NCB owns subordinated classes of CMBS that amount to $1.6 million issued by entities that are designed to be qualifying special purpose entities.
18. SUBSEQUENT EVENTS
     On October 25, 2005, NCB completed the sale of 74 cooperative and 7 commercial loans in a securitized transaction generating net proceeds of $160.5 million.

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
Introduction
     NCB provides financial and technical assistance primarily to eligible cooperative enterprises, enterprises controlled by eligible cooperatives and members of eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.
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
     NCB’s profitability is primarily affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, and operating efficiency. NCB’s revenues consist primarily of interest income on loans and securities and non-interest income consisting of servicing income on securitized loans, fees and gains on the securitizations of loans. Loan securitization transactions that qualify as sales under U.S. generally accepted accounting principles remove the loan receivables from the consolidated balance sheet. However, NCB continues to service substantially all of the related accounts.
     NCB’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses, marketing expenses and income taxes.
Results of Operations
For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
Overview
     NCB’s net income for the nine months ended September 30, 2005 was $20.3 million. This was an 18.8% or $3.2 million increase compared with $17.1 million for the nine months ended September 30, 2004. A $5.3 million increase in net interest income and a $10.1 million increase in gain on sale of loans were offset by a $3.5 million decline in gain on sale of investments available for sale. In addition, non-interest expense (primarily compensation and contractual services) increased by $6.9 million.
     Total assets increased 2.9% or $46.6 million to $1.66 billion at September 30, 2005 from $1.61 billion at December 31, 2004.
     The annualized return on average total assets was 1.65% and 1.60% for the nine months ended September 30, 2005 and 2004, respectively. The annualized return on average members’ equity was 12.8% and 11.4% for the nine months ended September 30, 2005 and 2004, respectively.

Select Financial Data
(Dollars In Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Profitability	2005	2004	2005	2004

Net interest income	$10,998	$9,376	$32,634	$27,350
Net margin	2.7%	2.6%	2.7%	2.6%
Non-interest income	$8,818	$2,156	$30,057	$24,811
Non-interest expense	13,494	9,973	38,509	31,608
Net income	4,491	664	20,304	17,086

Return on average assets	1.1%	0.2%	1.6%	1.6%
Return on average members’ equity	8.4%	1.3%	12.8%	11.4%
Efficiency ratio	68.1%	86.5%	61.4%	60.6%

	September 30,	December
Supplemental Data	2005	31, 2004

Loans held for sale	$244,755	$303,289
Loans and lease financing	1,227,830	1,114,658
Total assets	1,659,512	1,612,870
Total borrowings	686,932	748,307

Average Headcount	276	266

Average members’ equity as a percentage of
Average total assets	12.9%	13.7%
Average total loans and lease financing	14.7%	16.1%
Net average loans and lease financing to average total assets	87.9%	85.0%
Net average earning assets to average total assets	98.0%	97.6%

	September 30,	December
Credit Quality	2005	31, 2004

Allowance for loan losses	$21,613	$16,991
Allowance for loan losses to loans outstanding	1.8%	1.5%
Provision for loan losses	$2,345	$2,511
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.2%	0.2%
Non-accrual loans	$11,336	$17,758
Real Estate Owned	$10	$29
Total non-performing assets	$11,465	$17,864
Non-performing assets as a percentage of total assets	0.7%	1.1%

Net Interest Income
     Net interest income for the nine months ended September 30, 2005, increased $5.3 million or 19.3% to $32.6 million compared with $27.4 million for the nine months ended September 30, 2004.
     For the nine months ended September 30, 2005, interest income increased by 29.7% or $16.9 million, to $73.8 million compared with $56.9 million for the nine months ended September 30, 2004. The total average earning balances increased by $210.5 million and aggregate yields increased from 5.42% in 2004 to 6.11% in 2005.
     Interest income from real estate loans increased $10.5 million or 37.6%. An increase in average balances of $204.0 million or 29.8% contributed $8.7 million of the increase while an increase in the yield from 5.42% in 2004 to 5.74% in 2005 contributed $1.8 million. Commercial loans and lease interest income increased $6.8 million or 29.9%. Average balances increased by $37.4 million, contributing $1.7 million of the increase. The increase in the yield from 5.8% in 2004 to 7.1% in 2005 contributed $5.1 million to the year-over-year increase. Included within commercial loans and lease interest income was the recording of $68 thousand of interest income on the repayment of a loan previously in non-accrual status. Interest income from investment securities and cash equivalents increased by $46 thousand. A $28.8 million or 18.3% decrease in average balances was more than offset by an increase in yields from 3.1% in 2004 to 3.8% in 2005.
     Other interest income is primarily generated from the Non-Certificated Interest-Only Receivables held by NCB. Emerging Issues Task Force Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) provides specific guidance on the treatment of this excess yield. Per paragraph 11 of EITF 99-20 NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment. This is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities in accordance with paragraph 14 of FAS 140. Other interest income was $2.4 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $0.4 million. A $2.1 million decrease in the average balance contributed $0.2 million to the decrease while a decrease in the yield from 9.1% in 2004 to 8.6% in 2005 contributed $0.2 million to the decrease.
     Interest expense for the nine months ended September 30, 2005 increased $11.6 million or 39.3% from $29.6 million in 2004 to $41.2 million in 2005. Interest expense on deposits increased $5.4 million or 57.2%. Average deposit balances grew by $111.7 million or 20.1% from September 30, 2004 to September 30, 2005, accounting for $2.1 million of the increase. Additionally, the average deposit cost increased by 70 basis points from 2.26% to 2.96%, accounting for $3.3 million of the increase. Interest expense on notes payable, which includes short and long term debt, increased by $5.1 million or 33.7%. The average balance on notes payable increased by $92.0 million (primarily driven by higher FHLB advances), accounting for $3.4 million of the increase. In addition, the average cost of borrowing increased from 4.64% to 5.12%, accounting for $1.7 million of the increase. Within interest expense on notes payable, NCB recorded the net impact of hedging activity in the amount of $3.2 million and $4.6 million for the nine months ended September 30, 2005 and 2004, respectively. This interest expense was associated with all swap contracts for the nine months ended September 30, 2005 and 2004, respectively. Interest expense on subordinated debt increased $1.1 million due to an increase in average rate to 4.61% from 3.73% for the nine months ended September 30, 2005 and 2004, respectively.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the nine months ended September 30, 2005.

Table 1
Changes in Net Interest Income
For the nine months ended September 30, 2005
(in thousands)

		2005 Compared to 2004
		Increase (decrease)
		due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Investment securities and cash equivalents	$(699)	$745	$46
Commercial loans and leases	1,727	5,061	6,788
Real estate loans	8,708	1,744	10,452
Other interest income	(231)	(162)	(393)

Total interest income	9,505	7,388	16,893

Interest Expense
Deposits	2,121	3,271	5,392
Notes payable	3,425	1,677	5,102
Subordinated debt	(40)	1,155	1,115

Total interest expense	5,506	6,103	11,609

Net interest income	$3,999	$1,285	$5,284

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the nine months ended September 30,
(dollars in thousands)

	2005			2004
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$888,320	$38,274	5.74%	$684,298	$27,822	5.42%
Commercial loans and leases	555,669	29,499	7.08%	518,277	22,711	5.84%

Total loans and leases	1,443,989	67,773	6.26%	1,202,575	50,533	5.60%
Investment securities, interest earning cash and cash equivalents	128,511	3,659	3.80%	155,954	3,613	3.09%
Other interest income	36,863	2,369	8.57%	40,356	2,762	9.13%

Total interest earning assets	1,609,363	73,801	6.11%	1,398,885	56,908	5.42%

Allowance for loan losses	(19,315)			(16,645)

Non-interest earning assets
Cash	13,385			20,239
Other	38,947			27,093

Total non-interest earning assets	52,332			47,332

Total assets	$1,642,380			$1,429,572

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$176,181	$6,089	4.61%	$177,590	$4,974	3.73%
Notes payable	527,694	20,265	5.12%	435,681	15,163	4.64%
Deposits	668,274	14,813	2.96%	556,556	9,421	2.26%

Total interest bearing liabilities	1,372,149	41,167	4.00%	1,169,827	29,558	3.37%

Other liabilities	58,583			60,425
Members’ equity	211,648			199,320

Total liabilities and members’ equity	$1,642,380			$1,429,572

Net interest earning assets	$237,214			$229,058

Net interest revenues and spread		$32,634	2.11%		$27,350	2.05%
Net yield on interest earning assets			2.70%			2.61%

*	Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income
(in thousands)

	Non-interest income
	for the nine months
	ended September 30,
	2005	2004
Gain on loan sale	$22,125	$12,062
Servicing fees	3,156	3,058
Letter of credit fees	2,664	3,085
(Loss) gain on sale of investments available-for-sale	(9)	3,467
Other	2,121	3,139

Total	$30,057	$24,811

     Total non-interest income increased $5.2 million or 21.1% from $24.8 million during the nine months ended September 30, 2004 to $30.1 million in 2005. Non-interest income is composed of letter of credit fees, prepayment penalty fees, gains or losses on sale of loans or securities, servicing fees, and other income. The increase was primarily driven by an increase of $10.1 million in gain on sale of loans netted with a decrease of $3.5 million in the gain on sale of investments available for sale.
     Gains on sales of loans of $22.1 million for the nine months ended 2005, represented 73.6% of non-interest income, and increased from $12.1 million in 2004. The increase resulted primarily from enhanced investor spreads as well as an 83.4% increase in loan sale volume in 2005. The increase in loan sale volume excludes $80.9 million of mortgage-backed securities sold during 2004. If the mortgage-backed securities transactions were included in 2004 loan sales, the increase in loan sale volume in 2005 would be 52.1%.
     The following table shows loans sold during the nine months ended September 30 (in thousands):

	2005	2004
Mortgage loans for securitization	$403,491	$328,156
Other loan sales	255,967	—
Single family and share loans	55,996	61,772
SBA loans	5,891	3,402

Total	$721,345	$393,330

     There were $6.9 million sales of investment securities available for sale for the nine months ended September 30, 2005 with a net loss of $9 thousand compared to a $3.5 million net gain for the nine months ended September 30, 2004. The investment securities sold for the nine months ended September 30, 2004 were mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003.
     NCB participated in the mortgage-backed securities (MBS) program offered by Fannie Mae. This program allows mortgage originators to swap a pool of loans for an MBS. Specifically in December 2003, NCB swapped cooperative multifamily loans for a Fannie Mae MBS. In the transaction, NCB received only beneficial interests in the loans being transferred to Fannie Mae in the form of an MBS. Pursuant to paragraph 9 of FAS 140, because only beneficial interests in the transferred assets were received in exchange for the transferred assets, it precluded sale treatment, as NCB had not relinquished control over the transferred assets. In this transaction, the beneficial interest received, the MBS, was also NCB’s retained interest as no cash or other proceeds were received as part of the exchange. According to paragraph 10 of FAS 140, NCB carried any retained interests on its books by allocating the previous carrying amount between the assets sold, if any, and the retained interests, if any, based on relative fair values. Paragraph 58 expands on the guidance given in paragraph 10 regarding retained interests and offers examples of retained interests which include securities backed by transferred assets. Since NCB did not sell any assets as part of this transaction, NCB allocated the entire previous carrying amount to the retained interest or the MBS and no gain or loss was recognized. In January 2004, NCB sold the MBS, at which time a gain of $3.5 million was realized. The gain was determined by comparing the cash received in the transaction against the book value of the MBS at the time of sale.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.1 million for the nine months ended September 30, 2005 compared to a loss of $1.4 million for the same period last year.
     For the nine months ended September 30, 2005, the net gain on undesignated derivatives of $0.2 million was composed of a $3.3 million loss related to the change in value of rate lock commitments net of a $3.5 million gain related to the change in value of the undesignated interest rate swaps and forward loan sales commitments economically hedging the rate lock commitments. For the nine months ended September 30, 2004, the net loss on undesignated derivatives of $1.5 million was composed of a $0.4 million gain related to the change in value of rate lock commitments net of a $1.9 million loss related to the change in value of undesignated interest rate swaps and forward loan sales commitments.
     For the nine months ended September 30, 2005 the net hedge ineffectiveness was a net loss of $365 thousand compared to a net gain of $155 thousand for the same period in 2004.
     Other non-interest income includes those fees that NCB earns related to late and pre-payment penalties. Other non-interest income was $2.1 million and $3.1 million for the nine months ended September 30, 2005 and 2004, respectively. The $1.0 million decrease in other non-interest income is primarily due to a decrease in the real estate pre-payment penalty fees from $1.5 million to $147 thousand for the nine months ended September 30, 2004 and 2005, respectively.
     In total, non-interest income amounted to 47.9% of total net revenue (net interest income plus non-interest income) for the nine months ended September 30, 2005 compared with 47.6% in 2004.

Non-interest Expense
(in thousands)

	Non-interest expense
	for the nine months
	ended September 30,
	2005	2004
Compensation and employee benefits	$21,526	$17,238
Contractual services	4,682	3,969
Occupancy and equipment	4,361	3,884
Information systems	1,997	1,900
Corporate development	1,895	1,090
Travel and entertainment	1,094	1,055
Provision for unfunded commitments	719	218
Other	2,235	2,254

Total	$38,509	$31,608

     Non-interest expense for the nine months ended September 30, 2005, increased 21.8% or $6.9 million to $38.5 million compared with $31.6 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 24.9% or $4.3 million to $21.5 million compared to $17.2 million for the nine months ended September 30, 2004. This was driven in part by an increase in headcount to support the growth of the business, but also reflects incentives from a strong sales performance, which results in a higher level of incentive compensation.
     Contractual services increased 18.0% or $0.7 million to $4.7 million in 2005 from $4.0 million in 2004 due primarily to an increase in audit fees and consulting costs to support the Company’s Sarbanes-Oxley Act and other regulatory compliance.
     Non-interest expense as a percentage of average assets was 3.2% and 3.0% for the nine months ended September 30, 2005 and 2004, respectively.
Credit Quality
     During the first nine months of 2005, the allowance for loan losses grew by $4.6 million, or 27.2%, to $21.6 million. This represented 1.8% and 1.5% of total loans and lease financing, excluding loans held for sale at September 30, 2005 and December 31, 2004, respectively.
     Growth in satisfactory-rated credits accounted for $0.5 million of incremental reserve allocations, while an increase in criticized credits required $4.1 million in additional reserve allocation. The primary factor in criticized loan growth was the downgrading to impaired status of a $4.8 million loan to a regional retail grocery chain, against which a $2.4 million specific allowance has been made. In addition, the downgrading of a loan to a building supplies company added $0.5 million to the allowance.
     $2.8 million of recoveries were received, of which $1.9 million related to the loan to an operator of senior living and health care facilities. In addition, $0.5 million of charge-offs were made.
     The net effect of the above resulted in a need for a $2.3 million provision charge for the first nine months of 2005 and $1.6 million for the three months ended September 30, 2005.
     Total impaired assets (non-accruing and foreclosed real estate owned) decreased to $11.3 million at September 30, 2005 from $17.8 million at December 31, 2004. At September 30, 2005 and December 31, 2004, impaired assets as a percentage of Members’ Equity were 5.3% and 8.7%, respectively. The allowance as a percentage of non-accruing loans was 190.7% at September 30, 2005 compared with 95.7% at December 31, 2004.

     See Table 3 for detailed information on impaired assets.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004
Real estate owned	$10	$—	$7	$29	$77
Non-accruing loans	11,336	12,526	14,290	17,758	18,725

Total	$11,346	$12,526	$14,297	$17,787	$18,802

As a percentage of loans and lease financing outstanding	0.92%	1.06%	1.24%	1.60%	1.77%

Results of Operations
For the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
Overview
     NCB’s net income for the three months ended September 30, 2005 was $4.5 million. This was a 576.4% or $3.8 million increase compared with net income of $0.7 million for the three months ended September 30, 2004. The primary factors affecting this increase in net income were a $7.0 million increase in gain on loan sale offset by a $3.5 million increase in non-interest interest expense, primarily compensation and employee benefits.
     The annualized return on average total assets was 1.1% for the three months ended September 30, 2005 and 0.2% for the three months ended September 30, 2004. The annualized return on average members’ equity was 8.4% for the three months ended September 30, 2005 and 1.3% for the three months ended September 30, 2004.
Net Interest Income
     Net interest income for the three months ended September 30, 2005, increased $1.6 million or 17.3% to $11.0 million compared with $9.4 million for the three months ended September 30, 2004.
     For the three months ended September 30, 2005, interest income increased by 29.9% or $5.9 million, to $25.8 million compared with $19.8 million for the three months ended September 30, 2004. Average interest-earning assets increased by $189.1 million or 12.9%, while the yield on average earning assets increased from 5.43% in 2004 to 6.24% in 2005.
     Interest income from real estate loans increased by $2.8 million, or 27.9% from $10.2 million for the three months ended September 30, 2004 to $13.0 million for the three months ended September 30, 2005. This was due to an increase in average balances of $166.1 million or 22.3% contributing $2.4 million as well as an increase in yields from 5.47% in 2004 to 5.72% in 2005. Commercial loans and lease interest income increased by $3.0 million or 39.3% from $7.7 million for the three months ended September 30, 2004 to $10.7 million for the three months ended September 30, 2005. Average commercial loan and lease balances increased by $30.3 million and yields increased from 5.73% in 2004 to 7.55% in 2005. The increase in yields contributed $2.6 million of the increase. Interest income from investment securities and cash equivalents increased by $141 thousand. While the average investment securities and cash equivalents balance decreased $4.9 million or 3.4%, the average yield increased from 3.12% in 2004 to 3.64% in 2005. Other interest income decreased less than $0.1 million. The average balance decreased $2.4 million in addition to the yield decreasing slightly from 8.8% in 2004 to 8.6%.
     Interest expense for the three months ended September 30, 2005 increased $4.3 million or 41.1% from $10.5 million in 2004 to $14.8 million in 2005. Interest expense on deposits increased $2.1 million or 62.7%. The overall rate on total interest bearing liabilities increased from 3.40% in 2004 to 4.19% in 2005. Additionally, there was a 17.0% growth in average deposit balances for the three months ended September 30, 2004 to September 30, 2005. Interest expense on notes payable, which includes short and long term debt, increased by $1.8 million or 33.3% due primarily to rates increasing from 4.56% to 5.22%. Included within interest expense on notes payable is $0.7 million and $1.7 million of swap expense for the three months ended September 30, 2005 and 2004. Interest expense on subordinated debt increased $405 thousand or 23.3% due primarily to rates increasing from 3.95% to 4.87% for the three months ended September 30, 2004 to September 30, 2005.
     See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense.
Table 1A
Changes in Net Interest Income
For the three months ended September 30, 2005
(in thousands)

	2005 Compared to 2004
	Increase (decrease)
	due to change in:
	Average	Average
	Volume*	Rate	Net**
Interest Income
Investment securities and cash equivalents	$(39)	$180	$141
Commercial loans and leases	454	2,565	3,019
Real estate loans	2,360	481	2,841
Other interest income	(53)	(22)	(75)

Total interest income	2,722	3,204	5,926

Interest Expense
Deposits	646	1,476	$2,122
Notes payable	944	833	1,777
Subordinated debt	1	404	405

Total interest expense	1,591	2,713	4,304

Net interest income	$1,131	$491	$1,622

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended September 30,
(dollars in thousands)

	2005			2004
			Average			Average
	Average	Income/	Rate/	Average	Income/	Rate/
	Balance*	Expense	Yield	Balance*	Expense	Yield
Assets
Interest earning assets
Real estate loans	$910,929	$13,035	5.72%	$744,791	$10,194	5.47%
Commercial loans and leases	566,416	10,697	7.55%	536,141	7,678	5.73%

Total loans and leases	1,477,345	23,732	6.43%	1,280,932	17,872	5.58%
Investment securities, interest earning cash and cash equivalents	137,519	1,250	3.64%	142,398	1,109	3.12%
Other interest income	36,513	785	8.60%	38,958	860	8.83%

Total interest earning assets	1,651,377	25,767	6.24%	1,462,288	19,841	5.43%

Allowance for loan losses	(20,691)			(16,558)

Non-interest earning assets
Cash	12,295			20,686
Other	47,396			23,503

Total non-interest earning assets	59,691			44,189

Total assets	$1,690,377			$1,489,919

Liabilities and members’ equity
Interest bearing liabilities
Subordinated debt	$176,196	$2,146	4.87%	$176,120	$1,741	3.95%
Notes payable	544,693	7,114	5.22%	467,840	5,337	4.56%
Deposits	688,508	5,509	3.20%	588,235	3,387	2.30%

Total interest bearing liabilities	1,409,397	14,769	4.19%	1,232,195	10,465	3.40%

Other liabilities	65,853			57,206
Members’ equity	215,127			200,518

Total liabilities and members’ equity	$1,690,377			$1,489,919

Net interest earning assets	$241,980			$230,093

Net interest revenues and spread		$10,998	2.05%		$9,376	2.03%
Net yield on interest earning assets			2.66%			2.56%

*	Based on monthly balances. Average loan balances include non-accrual loans.

Non-interest Income
(in thousands)

	Non-interest income for
	the three months ended
	September 30,
	2005	2004
Gain (loss) on loan sale	$6,079	$(919)
Servicing fees	1,118	1,008
Letter of credit fees	904	1,183
Loss on sale of investments	(2)	(11)
available-for-sale Other	719	895

Total	$8,818	$2,156

     Total non-interest income increased $6.7 million or 309.0% from $2.2 million during the three months ended September 30, 2004 to $8.8 million in 2005.
     Gains on sales of loans of $6.1 million for the three months ended September 30, 2005, represented 68.9% of non-interest income, and increased $7.0 million from a loss on sales of loans of $0.9 million for the same period in 2004. The volume of loans sold in the third quarter of 2005 was $253.8 million.
     The following table shows loans sold during the three months ended September 30 (in thousands):

	2005	2004
Mortgage loans for securitization	$—	$88,733
Other loan sales	226,535	—
Single family and share loans	24,303	35,261
SBA loans	2,961	2,695

Total	$253,799	$126,689

     In total, non-interest income amounted to 44.5% of total net revenue (net interest income plus non-interest income) for the three months ended September 30, 2005 compared with 18.7% in 2004.

Non-interest Expense
(in thousands)

	Non-interest expense
	for the three months
	ended September 30,
	2005	2004
Compensation and employee benefits	$7,217	$5,271
Occupancy and equipment	1,593	1,321
Contractual services	1,489	1,222
Provision for unfunded commitments	780	—
Corporate development	739	392
Information systems	667	711
Travel and entertainment	335	355
Other	674	701

Total	$13,494	$9,973

     Non-interest expense for the three months ended September 30, 2005, increased 35.3% or $3.5 million to $13.5 million compared with $10.0 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 36.9% or $1.9 million from $5.3 million in 2004 to $7.2 million for the three months ended September 30, 2005. The increase was driven in part by an increase in headcount to support the growth of the business, but also reflects incentives from a strong sale performance, which results in a higher level of incentive compensation.
     Contractual services increased 21.8% or $0.3 million in 2005 from $1.2 million in 2004 to $1.5 million in 2005, reflecting consulting costs to support the Company’s Sarbanes-Oxley Act and other regulatory compliance.
     Annualized non-interest expense as a percentage of average assets was 3.2% for the three months ended September 30, 2005 and 2.7% for the three months ended September 30, 2004.
Liquidity and Capital Resources
Cash Requirements
     NCB uses cash primarily for providing loans to eligible cooperative enterprises or enterprises controlled by eligible cooperatives, debt payments and dividends to stockholders. NCB depends primarily on loan sales, deposits from our customers and debt borrowings to finance future growth.
     Cash Balances. As of September 30, 2005, NCB had $34.8 million of cash and equivalents, which was a decrease of $12.6 million from December 31, 2004. The decrease is primarily attributable to an increase in loan and lease financing. As of September 30, 2005, NCB had $350.0 million of committed revolving lines of credit available of which $15.0 million was outstanding.
     As of September 30, 2005, NCB also had $5.1 million of cash that was restricted as a result of a recourse obligation as discussed in Note 7.
     Debt Repayments and Refinancing. During 2005, NCB has not issued any new debt or had any significant refinancing.
     Loan Fundings. NCB is continually funding various types of loans, including commercial, real estate and consumer loans.

Sources and Uses of Cash
     NCB’s principal sources of cash are loan sales, deposits from customers and debt borrowings. The principal uses of cash are loan fundings and purchases of investment securities.
     Cash Provided by (Used in) Operations. NCB’s cash provided by operations for the nine months ended September 30, 2005 was $82.5 million against $100.8 million of cash used in operations for the nine months ended September 30, 2004, due primarily to a $345.4 million change in proceeds from the sale of loans held for sale partially offset by $138.7 million change in loans originated for sale, net of principal collections.
     Cash Used in Investing Activities. NCB’s cash used in investing activities for the nine months ended September 30, 2005 was $117.7 million compared to $65.1 million for the nine months ended September 30, 2004. This change was primarily due to a $74.3 million change in proceeds from the sale of investment securities available-for-sale, a $8.5 million change in loan and lease financing and a $33.2 million change in purchases of portfolio loans.
     Cash Provided by Financing Activities. NCB’s cash provided by financing activities for the nine months ended September 30, 2005 was $22.6 million compared to $168.9 million for the nine months ended September 30, 2004 primarily due to a change of $199.6 million in short-term borrowings and a $50.0 million change in senior debt repayments.
Uses of Funds
Loans and Leases
     Loans and leases, including loans held for sale, outstanding were $1.5 billion and $1.4 billion at September 30, 2005 and December 31, 2004, respectively.
     The commercial loan and lease portfolio increased 2.9% to $560.8 million at September 30, 2005 compared with $545.1 million at December 31, 2004. NCB’s commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are generally expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans.
     NCB’s real estate loan portfolio increased 17.1% to $667.1 million for the nine months ended September 30, 2005 from $569.5 million at December 31, 2004 due primarily to an increase in cooperative single-family loans. The real estate portfolio is substantially composed of cooperative multifamily mortgages and single-family mortgage and cooperative single-family loans.
Cash, Cash Equivalents, and Investment Securities
     Cash, cash equivalents, and investment securities decreased 8.6% or $11.8 million to $124.9 million at September 30, 2005 compared with $136.7 million at December 31, 2004 due to larger cash operating account balances.
Interest-Bearing Liabilities
     Per Table 4, interest-bearing liabilities increased $30.0 million from $1.35 billion at December 31, 2004 to $1.38 billion at September 30, 2005.

     For the nine months ended September 30, 2005, deposits, all of which are held at NCB, FSB, increased 15.1% to $697.6 million from $605.9 million at December 31, 2004. The weighted average rate on deposits at September 30, 2005 was 3.19% compared to 2.40% at December 31, 2004. The average maturity of the certificates of deposit at September 30, 2005 was 23.7 months compared with 23.1 months at December 31, 2004 reflecting a continued shift to longer-term maturities.
Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	September 30,	December 31,
	2005	2004	% Change
Deposits	$697,620	$605,927	15.1%
Short-term debt*	394,602	429,429	-8.1%
Long-term debt	118,622	145,215	-18.3%
Subordinated debt	123,103	123,083	0.0%
Junior subordinated debt	50,605	50,580	0.0%

Total	$1,384,552	$1,354,234	2.2%

*	includes current portion of long-term and subordinated debt.
     At September 30, 2005 total short-term and long-term borrowings (including subordinated debt) decreased $61.4 million or 8.1% from $748.3 million at December 31, 2004 to $686.9. million at September 30, 2005.
     NCB, FSB had $200.6 million advances from the FHLB at September 30, 2005 compared to $200.5 million at December 31, 2004. At September 30, 2005, included in the short-term borrowings were revolving lines of credit of $15.0 million, commercial paper with a face value of $122.4 million and no borrowings from cooperative customers.
     At September 30, 2005 and December 31, 2004 NCB had $350.0 million of committed revolving lines of credit available of which $15.0 million and $40.0 million was outstanding, respectively. $175.0 million of this facility is available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had bid lines available of $22.5 million of which none were outstanding at September 30, 2005 and $7.5 million as of December 31, 2004.
     At both September 30, 2005 and December 31, 2004, under its Medium Term Note Program NCB had authority to issue up to $176.0 million of medium term notes. As of September 30, 2005 and December 31, 2004, NCB had $40.0 million, outstanding under this program. In addition, as of September 30, 2005 and December 31, 2004, NCB had outstanding $135.0 million of privately placed debt issued to various institutional investors. At September 30, 2005, NCB has $30.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.
Contractual Obligations
     NCB has various financial obligations, including contractual obligations that may require future cash payments. At September 30, 2005 there were no material changes to either the type or maturity of contractual obligations from December 31, 2004.
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

Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.5 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. The net increase of $0.4 million from 2004 to 2005 was due to an increase in federal tax expense of $0.5 million, which was offset by a decrease in state tax expense of $0.1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in NCB’s market risk profile occurred from December 31, 2004 to September 30, 2005.
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
  (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company’s management carried out its evaluation.
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

Date: November 14, 2005

	By:	/s/ Richard L. Reed

Richard L. Reed,
Executive Managing Director,
Chief Financial Officer

	By:	/s/ Dean Lawler

Dean Lawler
Senior Vice President,
Corporate Controller