Form 10-K
period 2005-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2006-03-31
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
1725 Eye Street N.W., Suite 600, Washington, D.C. 20006
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code
(202) 336-7700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐ Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act): ☐ Yes     ☑  No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the place at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s voting and non-voting common equity is not traded on any market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock at December 31, 2005: Class C 1,474,838 and Class B 233,839.
DOCUMENTS INCORPORATED BY REFERENCE: None

PART 1

ITEM 1.	BUSINESS
GENERAL
The National Consumer Cooperative Bank, which does business as the National Cooperative Bank (“NCB”), is a financial institution organized under the laws of the United States. NCB (sometimes referred to herein as “bank”) provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.
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
The Act also provided for the formation of NCB Development Corporation (“NCBDC”), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCBDC provides loans and technical support to cooperative enterprises. NCBDC’s bylaws provide for a majority of the nine to fifteen members of the Board of Directors to be appointed by the members of NCBDC, who comprise the members of NCB’s Board, with a majority of directors to be appointed from among the members of the NCB Board. Consistent with the Act, NCB may make deductible, voluntary contributions to NCBDC.
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

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

Eligibility Requirements
Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB under Section 108 of the Act if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition to being eligible to borrow from NCB, the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons; and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.
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

Cooperatives of Primary Producers
As provided by Section 105 of the Act the total dollar value of loans to cooperatives that produce, market and furnish goods, services and facilities on behalf of their members as primary producers (typically agricultural cooperatives) may not exceed 10% of the gross assets of NCB.

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

Interest Rates for Real Estate Loans
Real estate loans are priced under rate guidelines issued by NCB’s Capital Markets Group for specific types of loans with specific maturities. NCB takes the following factors into consideration in pricing its real estate loans: prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five or ten years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. For cooperative multifamily loans, the rate lock commitments can extend 12 months or longer, but there is generally little to no fall out prior to closing.

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

Underwriting
When evaluating credit requests, NCB seeks to determine whether a prospective borrower has and will have sound management, sufficient cash flow to service debt, assets in excess of liabilities and a continuing demand for its products, services or use of its facilities, so that the requested loan will be repaid in accordance with its terms.
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

Loans Benefiting Low-Income Persons
Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB’s outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2005, NCB and NCBDC either directly funded or arranged the funding of over $419.7 million to borrowers meeting the low-income definition.

Loans for Residential Purposes
The Act prohibits NCB from making loans for financing, construction, ownership, acquisition or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purposes will exceed 30% of the gross assets of NCB.
To date, the 30% cap on residential real estate loans has not restricted NCB’s ability to provide financial services to residential borrowers. NCB has been able to maintain its position in the residential real estate market without increased real estate portfolio exposure by selling real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB’s future lending for residential purposes will not be impaired by the statutory limit. As of December 31, 2005, approximately 5.7% of the total assets consisted of loans that are subject to the residential cap.
OPERATIONS OF SUBSIDIARIES
NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.
NCB Financial Corporation (“NCBFC”) is a Delaware chartered, wholly-owned, unitary savings and loan holding company subsidiary of NCB whose sole subsidiary is NCB, FSB, previously known as NCB Savings Bank, FSB.
NCB, FSB, previously known as NCB Savings Bank, FSB (“NCB, FSB”), is a federally chartered, federally insured savings bank located in Hillsboro, Ohio, with retail branches in Ohio and non-retail branches in New York City and Washington, D.C.
NCB Capital Corporation (“NCBCC”) is a Delaware chartered wholly-owned subsidiary of NCB that originates loans to cooperatives and sells loans in the secondary market. The company’s name was changed from NCB Mortgage Corporation in November 1997.
NCB Financial Advisors doing business as Eos Financial Group, Inc., previously known as NCB Financial Advisors, Inc. (“NCBFA”), is a Delaware chartered wholly-owned subsidiary of NCB that provides independent, fee-based financial consulting services to the non-profit community.
COMPETITION
Congress created and capitalized NCB because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, NCB experiences considerable competition in lending to the most credit-worthy cooperative enterprises.
REGULATION
NCB is organized under the laws of the United States. The Farm Credit Administration examines NCB periodically, but that agency has no regulatory or enforcement powers over NCB. In addition, the Government Accountability Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB’s charter. The Office of Thrift Supervision (“OTS”) regulates NCB, FSB. As a savings and loan holding company, NCB is subject to limited regulatory and enforcement powers of and examination by the OTS pursuant to 12 U.S.C. § 1467a.
In connection with the insurance of deposit accounts, NCB, FSB, a federally insured savings bank, is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (“SAIF”), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions. NCB, FSB is also subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).
The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.
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
FURTHER INFORMATION
We make available free of charge on our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports have been electronically filed or submitted to the Securities and Exchange Commission (the “SEC”). These filings can be accessed on our website at www.ncb.coop. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS
Like other financial companies, we are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that NCB will have insufficient cash or access to cash to meet its operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events.
In addition to the other information included in this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

(1)	Credit Risk

Defaults in the repayment of loans may negatively impact our business.
A borrower’s default on its obligations under one or more of our loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the foreclosure and collection or restructuring of the loan.
In certain situations, where collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to write-off the loan in whole or in part. In such situations, we may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could materially and adversely affect our business, financial condition, results of operations and future prospects.
Management periodically makes a determination of an allowance for loan losses based on available information, including the quality of our loan portfolios, certain economic conditions, the value of the underlying collateral and the level of non-accruing loans. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions or an increase in defaulted loans, management determines that additional increases in the allowance for loan losses are necessary, NCB will incur additional expenses. Bank regulatory agencies periodically review certain allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require NCB to adjust their determination of the value for these items. These adjustments could negatively impact our results of operations or financial condition.
In addition, NCB is engaged in making non-mortgage loans to commercial customers as well as making real estate loans and loans to individuals. Non-mortgage loans are generally considered not as safe as those loans secured by real estate.
NCB makes non-mortgage loans to small to medium-sized commercial customers primarily in the hardware, grocery, franchise, Employee Stock Option Plan (“ESOP”) and Alaska and Native American markets. These loans are secured by furniture, fixtures, and equipment (“FFE”), inventory, and other collateral generally not considered as secure as real estate in the event of liquidation. Should market conditions or other factors impair the cashflow and operations of our small to medium-sized commercial customers, NCB could face an increase in delinquencies, increased provision requirements and/or losses that may adversely impact financial performance.

(2)	Market risk

We may not be able to attract and retain banking customers at current levels.
Competition in the banking industry coupled with our relatively small size may limit the ability of NCB to attract and retain real estate, commercial and retail banking customers.
In particular, NCB’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits and are thereby able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. NCB also faces competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.
Because NCB maintains smaller staff and has fewer financial and other resources than the larger institutions with which it competes, it may be limited in its ability to attract customers. In addition, some of NCB’s current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than NCB can accommodate.
If NCB is unable to attract and retain banking customers, it may be unable to continue its loan growth and its results of operations and financial condition may otherwise be negatively impacted.

NCB’s lines of business may be less diversified than its competitors.
NCB derives a significant amount of its earnings from blanket and share loan financing to housing cooperatives and then from members thereof. To the extent that cooperatives become a less favorable form of housing, become economically disadvantaged, or are negatively impacted by changing market conditions, NCB may be unable to attract and/or retain such banking customers and thereby may be unable to continue its loan growth and its results of operations and financial condition may be negatively impacted.

A downturn in real estate markets, particularly in New York City, could negatively impact our banking business.
The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to financially sound housing cooperatives with low loan-to-value ratios.
With a loan concentration in the New York City area, a decline in local economic conditions could adversely affect the values of our real estate collateral and our operating performance. Consequently, a decline in local economic conditions in the New York City area may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values in the New York City area, our earnings and capital could be adversely affected.
A significant amount of NCB’s commercial and residential mortgage loans are secured by property in the New York City area. Consequently, NCB’s ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in the New York City area real estate markets, or by acts of nature, including earthquakes, hurricanes, flooding and terrorist acts. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of the borrowers of NCB to repay their loans and affect the value of the collateral securing these loans.

Fluctuations in interest rates may negatively impact our business.
Fluctuations in interest rates may negatively impact the business of NCB. A principal source of income from operations is net interest income, which is equal to the difference between the interest income received on interest bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to manage the impact of changing interest rates on potential loans, investments and funding sources. However, even with these policies in place, fluctuations in interest rates can impact our results of operations or financial condition. An increase in interest rates could also have a negative impact on the results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to allowances for loan losses. Decreases in interest rates, in certain circumstances, may lead to higher levels of loan prepayments, which may also have an adverse impact on our net interest income.

We engage in derivative transactions, which expose us to credit and market risk.
NCB is exposed to credit and market risk as a result of its use of derivative instruments. NCB maintains a risk management strategy that includes the use of derivative instruments to mitigate the risk to earnings caused by interest rate volatility. Use of derivative instruments is a component of NCB’s overall risk management strategy in accordance with a formal policy that is monitored by management.
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
NCB uses interest rate swaps, futures contracts and forward loan sales commitments to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through income. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan and is generally kept in place until such loan is committed for sale.
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

A decrease in the gains recorded from the sale of loans.
Another important source of income for NCB are gains recorded from the sale of multi-family cooperative and Commercial Real Estate loans. The gains are influenced by many variables, including changes in interest rates and the demand of investors to purchase securities backed by loans. NCB could be negatively impacted by market changes.

(3)	Liquidity risk
An inability to borrow funds may negatively impact our business, such as meeting the cash flow requirements of our depositors and borrowers or meeting the operating cash needs to fund corporate expansion and other activities.

Prepayments of loans may negatively impact our business.
Customers with adjustable rate loans generally may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
Our cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. NCB has traditionally obtained funds through the capital markets but more recently from deposits and through borrowings from the Federal Home Loan Bank. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, NCB has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at NCB decreases relative to its overall banking operations, NCB may have to rely more heavily on borrowings as a source of funds in the future.

(4)	Operational risk

We are subject to extensive regulation and our business is highly regulated which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.
NCB operates in a highly regulated environment and we are subject to supervision and examination by federal and state regulatory agencies. The Farm Credit Administration examines NCB periodically, but that agency has no regulatory or enforcement powers over NCB. In addition, the Government Accountability Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB’s charter. NCB, FSB as a federal savings association is subject to regulation and supervision by the OTS.
Federal and state laws and regulations govern numerous matters including changes in the ownership or control of federal savings associations and of their holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extension of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The OTS possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by bank and savings associations subject to its regulation. These and other restrictions limit the manner in which we may conduct business and obtain financing.
Furthermore, our business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we must charge on loans, as well as the manner in which we offer deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally.
In addition, NCB, FSB is subject to the Community Reinvestment Act (“CRA”), which is used to evaluate the institution’s lending, service and investment activities as they relate to low-income constituencies. Failure to comply with CRA requirements could adversely impact our ability to grow and achieve our profitability and market share objectives.

We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition would be adversely affected.
Under regulatory capital adequacy guidelines and other regulatory requirements, our subsidiary, NCB, FSB, must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. In the future, the regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require us to meet additional capital adequacy measures. We cannot predict the final form of, or the effects of, the regulatory accords. Our failure to maintain the status of “well-capitalized” under our regulatory framework could affect the confidence of our customers and banking relationships, thus compromising our competitive position. In addition, failure to maintain the status of “well-capitalized” under our regulatory framework, or “well-managed” under regulatory examination procedures, could compromise our status as a bank holding company and related eligibility for a streamlined review process for acquisitions proposals. Our failure to maintain the status of “well-capitalized” under our regulatory framework could also impact NCB, FSB’s ability to expand its retail branching network.

Environmental liability associated with commercial real estate lending could result in losses.
In the course of its business, NCB may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, NCB might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on NCB’s business, results of operations and financial condition.

Changes in accounting standards could impact reported earnings.
The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC, Public Accounting Oversight Board (“PCAOB”) and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the NCB’s consolidated financial statements. These changes can be hard to predict and can materially impact how NCB records and reports its financial condition and results of operations.

NCB is exposed to reputation, legal and compliance risk.
NCB is exposed to many types of operational risks, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from NCB’s actual or alleged conduct in any number of activities, including lending practices and corporate governance and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect NCB’s ability to attract and keep customers and can expose it to litigation and regulatory action. Given the volume of transactions at NCB, certain errors may be repeated or compounded before they are discovered and successfully rectified. NCB’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. NCB may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. NCB is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is NCB) and to the risk that the NCB’s (or its vendors’) business continuity and data security systems prove to be inadequate.

Failure to retain key employees could negatively impact our business.
Certain members of the executive management team, together with other key managers, are important to implement NCB’s growth strategy. The failure to retain such people or replace them in the event of departure with people of equal or greater skills could have a material adverse impact on our business, profitability or financial condition.

ITEM 2.	PROPERTIES
NCB leases space for its Washington, D.C. headquarters and for four principal regional offices located in Anchorage, Hartford, New York City, and Oakland. NCB also maintains a Disaster Recovery facility in Silver Spring, MD. NCB, FSB maintains its principal offices in Hillsboro, Ohio with retail branches in Ohio and non-retail branches at NCB offices in New York City and Washington, D.C. NCB’s headquarters is 48,700 square feet in size and regional offices range from 280 to 4,900 square feet. The rental expense for the fiscal year ended December 31, 2005 was $2.6 million for the headquarters and regional offices combined.
On December 29, 2005, in support of the future growth of the bank NCB entered into a lease for office space in Arlington, Virginia that was approved by the building lender and made effective on January 27, 2006. Over the next 12 months, NCB intends to move some of its operations and personnel from its headquarters in Washington, D.C. to the leased office space in Arlington, Virginia, but its principal office will remain in Washington, D.C. The lease provides for a term of 15 years and 8 months, commencing on January 1, 2006, with a rent commencement date of September 1, 2006. It provides for initial rentable office space of approximately 75,870 square feet on two floors of the Crystal Park I office building located at 2011 Crystal Drive, Arlington, Virginia 22202.
The lease provides NCB with an option to elect that Vornado Realty LP, a company related to the landlord, assume certain obligations to pay rent on NCB’s office space in Washington D.C. through the term of that lease, which expires in 2011. If NCB elects this option, NCB will be obligated to pay Vornado payments equal to an annual amount of $401,500 during the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of business we are involved in various types of dispute, which may lead to litigation or other legal proceedings. NCB has determined that pending legal proceedings will not have a material impact on NCB’s financial condition or future operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At a special meeting of stockholders on May 11, 2005, stockholders voted to approve a change in Section 2.4 of NCB’s bylaws to permit removal of elected directors for good cause by votes of stockholders or disinterested directors.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS
NCB currently has two classes of stock outstanding, the rights of which are summarized as follows:
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
Class C Stock — The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was 4.03% in 2005. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB’s net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount accordingly rests within the discretion of NCB’s Board of Directors. On April 21, 2005, the Board declared a cash dividend of $1.97 per Class C share payable on or before June 30, 2005 to holders of record as of March 31, 2005. In 2004, a cash dividend of $1.08 per Class C share was paid. In 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.
Class D Stock — Class D stock is non-voting stock that may be held by any person. As of December 31, 2005 there were no shares outstanding.
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
As of December 31, 2005, there were 2,235 holders of Class B stock and 428 holders of Class C stock.
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
The chart below shows the number of shares of stock issued by NCB during the past three years.

	2005	2004	2003

Class B Stock Issued	167,423	159,303	98,002
Class C Stock Issued	8,968	9,358	4,840
NCB plans to distribute a patronage refund for the year ended December 31, 2005 of approximately $22.8 million of which $9.5 million will be distributed in cash and $13.3 million will be distributed in Class B or Class C stock.

ITEM 6.	SELECT FINANCIAL DATA

For the Years Ended December 31,	2005	2004	2003	2002	2001

	(Dollars in thousands)
Profitability
Total interest income	$96,479	$72,442	$64,946	$73,284	$85,333
Total interest expense	52,337	35,122	30,782	42,043	51,136
Net interest income	44,142	37,320	34,164	31,241	34,197
Net Margin	2.75%	2.60%	2.68%	2.70%	3.10%
Non-interest income	37,203	33,134	52,652	34,930	21,644
Non-interest expense	53,086	44,142	49,012	45,607	38,544
Net Income	25,647	22,555	32,819	17,488	12,527
Ratios
Return on average assets	1.6%	1.5%	2.5%	1.5%	1.1%
Return on average members’ equity	12.0%	11.2%	17.5%	10.3%	7.9%
Efficiency	65.3%	62.7%	56.5%	68.9%	69.0%

At December 31,	2005	2004	2003	2002	2001

Supplemental Data
Loans held for sale	$232,024	$303,289	$238,564	$258,221	$176,541
Loans and lease financing	1,263,703	1,114,658	890,174	751,829	821,951
Total assets	1,694,567	1,612,870	1,398,247	1,239,677	1,166,439
Subordinated debt	123,117	125,583	128,000	188,096	186,452
Junior Subordinated debt	50,614	50,580	50,547	—	—
Total borrowings	679,654	748,307	655,209	631,602	739,947
Members’ equity	219,008	205,490	192,758	175,477	162,120
Average Headcount	280	266	246	236	168
Average members’ equity as a percentage of
Average total assets	13.0%	13.7%	14.4%	14.1%	14.0%
Average total loans and lease financing	14.8%	16.1%	17.5%	16.5%	15.8%
Net average loans and lease financing to average total assets	86.7%	83.8%	81.0%	83.6%	86.7%
Net average earnings assets to average total assets	96.8%	96.7%	96.6%	94.2%	95.7%
Credit Quality
Allowance for loan losses	20,193	16,991	17,098	14,581	22,240
Allowance for loan losses to loans outstanding	1.4%	1.2%	1.5%	1.4%	2.2%
Provision for loan losses	470	2,511	2,535	1,283	3,062
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.0%	0.2%	0.3%	0.2%	0.3%
Non-accrual loans	14,200	17,758	1,686	5,440	5,694
Real estate owned	10	29	74	—	—
Non-performing assets	14,210	17,787	1,760	5,440	5,694
Non-performing assets as a percentage of total assets	0.8%	1.1%	0.1%	0.4%	0.5%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing NCB’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.

Introduction
NCB provides financial services to eligible cooperatives or organizations controlled by eligible cooperatives throughout the United States. A cooperative is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative, the voting stock of which can only be owned by its members or those eligible to become its members.
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
NCB’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, and operating efficiency. NCB’s revenues consist primarily of interest income on commercial, real estate, consumer loans and securities and non-interest income consisting of servicing income on loans sold, fees and gains on the sale of loans. Loan sale transactions qualifying as sales under U.S. generally accepted accounting principles (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, NCB continues to service the vast majority of the related accounts. NCB generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans.
NCB’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including salaries and benefits), marketing expenses and income taxes.
2005 and 2004 Financial Summary
NCB’s net income for the year ended December 31, 2005 was $25.6 million. This was a 13.7% or $3.0 million increase compared with $22.6 million for the year ended December 31, 2004. The primary factors affecting the increase in the net income were a $6.8 million increase in net interest income, a $2.0 million decrease in the provision for loan losses and a $4.1 million increase in non-interest income. The increase from these factors was somewhat offset by an $8.9 million increase in non-interest expense. The tax provision also increased by $0.9 million.
Total assets increased 5.1% or $0.1 billion to $1.7 billion at December 31, 2005 from $1.6 billion at December 31, 2004. The increase in assets was the result of a $149.0 million increase in loan and lease financing primarily due to an increase in cooperative single family loan originations netted with a $71.3 million decrease in loans held for sale due to increased loan sale activity in 2005 from 2004.
The return on average total assets was 1.6% and 1.5% for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the return on average members’ equity was 12.0% and 11.2%, respectively.
     Net Interest Income
A principal source of revenue is net interest income, which is the difference between interest income on earning assets (primarily loans and securities) and interest expense on funding sources (including interest bearing deposits and borrowings). Earning asset balances and related funding, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Non-interest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of non-interest bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average earning assets.
Net interest income was positively impacted in 2005 by the increase in short-term market interest rates. The overnight federal funds rate, which influences other short-term interest rates, rose to an average of 3.22% in 2005 from 1.35% in

2004. Since more interest-earning assets than interest-bearing liabilities repriced upwards in response to the increase in short-term market interest rates, net interest income was favorably impacted during 2005 as compared to 2004.
Net interest income for the year ended December 31, 2005 increased $6.8 million or 18.3% to $44.1 million compared with $37.3 million for 2004.
For the year ended December 31, 2005, interest income increased 33.2% or $24.1 million, to $96.5 million compared with $72.4 million for the year ended December 31, 2004. The total average earning balances increased by $168.2 million and aggregate yields increased from 5.05% in 2004 to 6.02% in 2005. The increase resulted primarily from an increase in average real estate loan balances as well as an increase in average yields on commercial loan and lease balances.
Interest income from real estate loans increased $14.7 million or 44.0%. An increase in average balances of $164.2 million or 23.0% contributed $8.4 million of the increase while an increase in the yield from 4.67% in 2004 to 5.46% in 2005 contributed $6.3 million. Commercial loans and lease interest income increased $9.4 million or 30.3%. Average balances increased by $29.3 million, contributing $1.8 million to the increase. The increase in the yield from 5.81% in 2004 to 7.18% in 2005 contributed $7.6 million to the year over year increase. Interest income from investment securities and cash equivalents increased $0.5 million. A $22.2 million or 14.9% decrease in average balances was more than offset by a $1.2 million increase in yields from 3.08% in 2004 to 3.99% in 2005.
Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. Emerging Issues Task Force Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) provides specific guidance on the treatment of this excess yield. Under paragraph 11 of EITF 99-20 NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment. This is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities in accordance with paragraph 14 of SFAS 140. Excess yield was $3.1 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively, a decrease of $0.5 million. A $3.1 million decrease in the average balance contributed $0.3 million to the decrease while a decrease in the yield from 8.98% in 2004 to 8.42% in 2005 contributed $0.2 million to the decrease.
Interest expense increased $17.2 million or 49.0% from $35.1 million for the year ended December 31, 2004 compared to $52.3 million for the year ended December 31, 2005. Interest expense on deposits increased $7.9 million or 59.9%. Average deposit balances grew by $114.4 million or 20.2% from 2004 to 2005, accounting for $3.0 million of the increase. Additionally, average deposit cost increased by 77 basis points from 2.32% to 3.09%, accounting for $4.9 million of the increase. Interest expense on short-term borrowings increased by $6.4 million or 103.8%. The average balance on short-term borrowings increased by $58.6 million, which was primarily driven by higher FHLB advances and accounted for $1.5 million of the increase. In addition, the average cost of short-term borrowings increased from 2.25% to 3.77%, accounting for $4.9 million of the increase. Interest expense on long-term debt, other borrowings and subordinated debt increased $2.9 million due to an increase in average rate to 5.33% from 4.32% for 2005 and 2004, respectively, which contributed $3.6 million to the increase, offset by a $0.7 million decrease due to a decrease in average balances.
NCB recorded, as an offset to interest income, $3.4 million, $6.1 million and $7.5 million associated with its swap contracts relating to the hedging of loans and loan commitments for the years ended December 31, 2005, 2004 and 2003, respectively. In addition and over the same respective periods, NCB recorded as interest expense $1.0 million, $2.5 million and $5.0 million relating to the hedging of fixed-rate liabilities.

See Table 1 and Table 2 for detailed information of the changes in interest income and interest expense for 2005 and 2004.
Table 1
CHANGES IN NET INTEREST INCOME
For the Year Ended December 31,

	2005 Compared to 2004			2004 Compared to 2003

			Increase			Increase
	Average	Average	(Decrease)	Average	Average	(Decrease)
	Volume*	Rate	Net**	Volume*	Rate	Net**

	(Dollars in thousands)
Interest Income
Real estate loans	$8,415	$6,265	$14,680	$5,421	$2,032	$7,453
Commercial loans and leases	1,781	7,590	9,371	3,259	(2,075)	1,184

Total loans and lease financing	10,196	13,855	24,051	8,680	(43)	8,637
Investment securities and cash equivalents	(753)	1,228	475	(426)	(164)	(590)
Other interest income	(272)	(217)	(489)	17	(568)	(551)

Total interest income	9,171	14,866	24,037	8,271	(775)	7,496

Interest Expense
Deposits	2,991	4,893	7,884	3,041	628	3,669
Short-term borrowings	1,530	4,855	6,385	1,803	910	2,713
Long-term debt, other borrowings and subordinated debt	(646)	3,592	2,946	(2,875)	833	(2,042)

Total interest expense	3,875	13,340	17,215	1,969	2,371	4,340

Net interest income	$5,296	$1,526	$6,822	$6,302	$(3,146)	$3,156

*	Average monthly balances

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
RATE RELATED ASSETS AND LIABILITIES
For the Years Ended December 31,

	2005			2004			2003

	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield

	(Dollars in thousands)
ASSETS
Interest earning assets
Real estate loans	$878,432	$48,006	5.46%	$714,208	$33,326	4.67%	$595,802	$25,873	4.34%
Commercial loans and leases	561,158	40,290	7.18%	531,828	30,919	5.81%	477,212	29,735	6.23%

Total loans and lease financing	1,439,590	88,296	6.13%	1,246,036	64,245	5.16%	1,073,014	55,608	5.18%
Investment securities and cash equivalents	127,485	5,090	3.99%	149,719	4,615	3.08%	163,402	5,205	3.19%
Other interest income	36,740	3,093	8.42%	39,877	3,582	8.98%	39,710	4,133	10.41%

Total interest earning assets	1,603,815	96,479	6.02%	1,435,632	72,442	5.05%	1,276,126	64,946	5.09%

Allowance for loan losses	(19,879)			(16,765)			(15,306)
Non-interest earning assets
Cash	13,530			17,537			16,534
Other	39,395			30,187			27,759

Total non-interest earning assets	52,925			47,724			44,293

Total assets	$1,636,861			$1,466,591			$1,305,113

LIABILITIES AND MEMBERS’ EQUITY
Interest bearing liabilities
Deposits	$680,183	$21,036	3.09%	$565,804	$13,152	2.32%	$433,657	$9,483	2.19%
Short-term borrowings	332,491	12,538	3.77%	273,921	6,153	2.25%	188,279	3,440	1.83%
Long-term debt, other borrowings and subordinated debt	351,783	18,763	5.33%	366,239	15,817	4.32%	433,554	17,859	4.12%

Total interest bearing liabilities	1,364,457	52,337	3.84%	1,205,964	35,122	2.91%	1,055,490	30,782	2.92%

Other liabilities	58,998			59,990			62,518
Members’ equity	213,406			200,637			187,105

Total liabilities and members’ equity	$1,636,861			$1,466,591			$1,305,113

Net interest earning assets	$239,358			$229,668			$220,636
Net interest revenues and spread		$44,142	2.18%		$37,320	2.14%		$34,164	2.17%
Net yield on interest earning assets			2.75%			2.60%			2.68%

*	Based on monthly balances. Average loan balances include non-accrual loans.
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
An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. NCB emphasizes continuous credit risk management. Specific procedures have been established that seek to eliminate undue credit risk. They include a multilevel approval process, credit underwriting separate and apart from the approval process, and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility.

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
The consolidated allowance calculation on a loan-by-loan basis at December 31, 2005 was $20.2 million, which represents an increase of $3.2 million from December 31, 2004. The increase is due to net recoveries of $2.7 million and provisions of $0.5 million. The allowance for loan losses was 1.4% and 1.2% of total loans and lease financing and was 1.6% and 1.5% of loans and lease financing, excluding loans held for sale, at December 31, 2005 and 2004, respectively. The allowance for loan losses was 1.42 and 0.96 times the non-performing assets at December 31, 2005 and 2004, respectively.
The allowance as a percentage of impaired assets was 142.1% at December 31, 2005 compared with 95.5% at December 31, 2004. The increase is primarily due to a $3.2 million increase in the allowance for loan loss resulting from $9.2 million of increases in the allowance for risk rating downgrades, placement of credits on non-accrual status and specific reserve requirements among criticized credits, offset by $6.0 million of reductions primarily from loan payoffs of $3.3 million as well as a $1.2 million overall decrease in specific reserve requirements. The $3.6 million decrease in impaired assets also contributed slightly to the decrease of the allowance to impaired assets.
Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$16,991	$17,098	$14,581	$22,240	$21,260

Charge-offs
Commercial	(498)	(4,711)	(1,693)	(8,013)	(3,973)
Real Estate	(9)	—	(855)	—	—

Total charge-offs	(507)	(4,711)	(2,548)	(8,013)	(3,973)

Recoveries
Commercial	2,681	2,092	2,434	674	1,495
Real Estate	558	1	96	65	396

Total Recoveries	3,239	2,093	2,530	739	1,891

Net recoveries (charge-offs)	2,732	(2,618)	(18)	(7,274)	(2,082)

Provision for loan losses	470	2,511	2,535	1,283	3,062

Reclassified to reserve for unfunded commitments and lines of credit	—	—	—	(1,668)	—

Balance at end of year	$20,193	$16,991	$17,098	$14,581	$22,240

Risk rating downgrades, placement of credits on non-accrual status and increases in specific reserve requirements among criticized credits generated incremental reserve requirements of $9.2 million. The primary contributors to the increase in the reserve, by industry segment, were grocery retailers, contributing $3.4 million and Alaskan native corporations, contributing $1.0 million. The increase in the reserve was offset by $6.0 million of reductions primarily from loan payoffs from the telecom industry, commercial real estate and residential real estate segments, accounting for $2.4 million, as well as an overall decrease in specific reserve requirements for the retail grocery sector of $1.2 million. The net result of these increases and reductions to the allowance for loan losses was a $3.2 million increase in allowance requirements, which was funded by net recoveries of $2.7 million and net provisions of $0.5 million.

Of the $3.2 million of recoveries that were received during 2005, $1.9 million related to the loan to an operator of senior living and health care facilities, $0.4 million related to the loan to a retail grocery store operator and $0.6 million related to an affordable housing operator loan. In addition, $0.5 million of charge-offs were made during the year that primarily resulted from a $0.2 million charge-off of a loan to an automotive related franchisee and a $0.1 million charge-off to a telecommunications business loan.
Net charge offs were 0.2%, 0.2%, 0.0%, 0.7% and 0.3% of the average loan and lease financing balance for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
At December 31,

	2005		2004		2003		2002		2001

		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	(Dollars in thousands)
Loan and lease financing
Commercial	$574,124	45.4%	$529,165	47.5%	$440,359	49.5%	$411,907	54.8%	$466,026	56.7%
Real estate	684,951	54.2%	569,521	51.1%	407,718	45.8%	279,134	37.1%	273,371	33.3%
Lease financing	4,628	0.4%	15,972	1.4%	42,097	4.7%	60,788	8.1%	82,554	10.0%

Total loans and lease financing	$1,263,703	100.0%	$1,114,658	100.0%	$890,174	100.0%	$751,829	100.0%	$821,951	100.0%

Allocation of allowance for loan losses
Commercial	$14,780	73.2%	$11,023	64.9%	$11,340	66.3%	$9,813	67.3%	$14,276	64.2%
Real estate	5,413	26.8%	5,968	35.1%	5,113	29.9%	2,866	19.7%	7,072	31.8%
Unallocated	—	0.0%	—	0.0%	645	3.8%	1,902	13.0%	892	4.0%

Total allowance for loan losses	$20,193	100.0%	$16,991	100.0%	$17,098	100.0%	$14,581	100.0%	$22,240	100.0%

Total impaired assets (non-accruing and foreclosed real estate owned) decreased to $14.2 million at December 31, 2005 from $17.8 million at December 31, 2004. The decrease of $3.6 million was primarily due to loan repayments of $4.1 million on a loan to a mobile phone service provider and $7.4 million on a loan to a provider of health care and senior living services. The decrease was primarily offset by two grocery retailer loans placed on non-accrual status totaling $7.4 million. Management has allocated specific reserves to impaired loans totaling $4.9 million and $2.2 million as of December 31, 2005 and 2004. The specific allowance includes $1.6 million related to a grocery chain loan, $1.2 million related to a grocery retailer loan, $0.2 million related to a warehousing and distribution loan and $0.1 million related to a construction contractor. NCB had $10 thousand of foreclosed real estate at December 31, 2005 and $29 thousand at December 31, 2004. At December 31, 2005 and 2004, impaired assets as a percentage of total capital were 6.5% and 8.7%, respectively.
Table 5
IMPAIRED ASSETS
At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Real estate owned	$10	$29	$74	$—	$—
Non-accruing loans	14,200	17,758	1,686	5,440	5,694

Total	$14,210	$17,787	$1,760	$5,440	$5,694

Percentage of loans and lease financing outstanding	1.12%	1.60%	0.20%	0.72%	0.69%

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

Non-interest Income

	Non-interest Income
	For the Years Ended
	December 31

	2005	2004

	(Dollars in thousands)
Gain on sale of loans	$26,377	$18,346
(Loss) gain on sale of investments available-for-sale	(13)	3,470
Servicing fees	4,202	3,975
Letter of credit fees	3,454	3,821
Other	3,183	3,522

Total non-interest income	$37,203	$33,134

Non-interest income is composed of gains on sale of loans and securities, servicing fees, letter of credit fees and other income. Total non-interest income increased $4.1 million or 12.3% from $33.1 million for the year ended December 31, 2004 to $37.2 million in 2005. The increase was primarily driven by a $8.0 million increase in gain on loan sales due to increased loan sale activity, offset by a $3.5 million decrease in gain on sale of investments available for sale and a $1.0 million decrease in loan fee income.
Gains on sales of loans and investment securities of $26.4 million for the year ended December 31, 2005, represented 70.9% of non-interest income, and increased $4.6 million from $21.8 million in 2004. The increase resulted primarily from enhanced investor spreads as well as a 38.9% increase in loan sale volume in 2005. The increase in loan sale volume excludes $80.9 million of mortgage-backed securities sold during 2004. If the mortgage-backed security transactions were included in 2004 loan sales, the increase in loan sale volume from 2004 to 2005 would have been 57.2%.
The following table shows loans sold for the years ended December 31 (dollars in thousands):

	2005	2004

Mortgage loans for securitization	$563,802	$493,114
Other loan sales	309,808	116,240
Single family and share loans	80,243	78,614
Small Business Administration (“SBA”) loans	7,701	4,435

Total	$961,554	$692,403

There were $7.4 million of investment securities available-for-sale sold during 2005 with a net loss of $13 thousand compared to $80.9 million of available-for-sale securities sold during 2004 with a net gain of $3.5 million.
NCB participated in the mortgage-backed securities (“MBS”) program offered by Fannie Mae. This program allows mortgage originators to swap a pool of loans for an MBS. Specifically, in December 2003, NCB swapped cooperative multifamily loans for a Fannie Mae MBS. In the transaction, NCB received only beneficial interests in the loans being transferred to Fannie Mae in the form of an MBS. Pursuant to paragraph 9 of FAS 140, because only beneficial interests in the transferred assets were received in exchange for the transferred assets, it precluded sale treatment, as NCB had not relinquished control over the transferred assets. In this transaction, the beneficial interest received, the MBS was also NCB’s retained interest as no cash or other proceeds were received as part of the exchange. According to paragraph 10 of FAS 140, NCB carried any retained interests on its books by allocating the previous carrying amount between the assets sold, if any, and the retained interests, if any, based on relative fair values. Paragraph 58 expands on the guidance given in paragraph 10 regarding retained interests and offers examples of retained interests which include securities backed by transferred assets. Since NCB did not sell any assets as part of this transaction, NCB allocated the entire previous carrying amount to the retained interest or the MBS and no gain or loss was recognized. In January 2004, NCB sold the MBS, at which time a gain of $3.5 million was realized. The gain was determined by comparing the cash received in the transaction against the book value of the MBS at the time of sale.
The net SFAS 133 adjustment, which is included in Gain on Sale of Loans, was a loss of $0.3 million for the years ended December 31, 2005 and 2004.

For the year ended December 31, 2005, the net gain on undesignated derivatives of $0.2 million was comprised of a $2.0 million loss related to the change in value of rate lock commitments net of a $2.2 million gain related to the change in value of undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the year ended December 31, 2004, the net loss on undesignated derivatives of $0.6 million was comprised of a $0.9 million loss related to the change in value of rate lock commitments net of a $0.3 million gain related to the change in value of undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments.
For the year ended December 31, 2005 the net hedge ineffectiveness was a net loss of $0.4 million compared to net gain of $0.4 million for the year ended December 31, 2004.
Other non-interest income includes those fees that NCB earns related to late and pre-payment penalty fees. Other non-interest income decreased $0.3 million from $3.5 million for the year ended December 31, 2004 to $3.2 million for the year ended December 31, 2005.
In total, non-interest income amounted to 46.0% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2005 compared with 48.8% for the year ended December 31, 2004.
Non-interest Expense

	Non-interest Expense
	for the Years Ended
	December 31

	2005	2004

	(Dollars in thousands)
Compensation and employee benefits	$29,001	$23,777
Contractual services	6,399	5,006
Occupancy and equipment	5,861	5,195
Corporate development	2,942	1,756
Information systems	2,702	2,570
Travel and entertainment	1,596	1,569
Provision for unfunded commitments	791	724
Contribution to NCB Development Corporation	750	500
Other	3,044	3,045

Total non-interest expense	$53,086	$44,142

Non-interest expense for the year ended December 31, 2005 increased 20.3% or $8.9 million to $53.0 million compared with $44.1 million for the year ended December 31, 2004. Compensation and employee benefits, the single largest component of non-interest expense, increased 22.0% or $5.2 million from $23.8 million in 2004 to $29.0 million in 2005. The increase was driven in part by an increase in headcount to support the growth of business, but also reflects incentives from a strong sales performance, which results in a higher level of incentive compensation.
Contractual services increased 27.8% or $1.4 million to $6.4 million in the year ended December 31, 2005 from $5.0 million in 2004. The increase was primarily due to an increase in audit fees and consulting costs to support the Company’s Sarbanes-Oxley Act and other regulatory compliance.
Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCBDC. These contributions are discretionary and are based upon the approval of NCB’s Board of Directors. NCB made a contribution of $0.8 million and $0.5 million to NCBDC in the years ended December 31, 2005 and 2004, respectively.
The provision for losses for unfunded commitments for the year ended December 31, 2005 primarily relates to changes in risk rating of five letters of credit and an increase in the specific reserve of one letter of credit, increasing the provision by $1.9 million. The provision for losses was offset by a $0.5 million reduction from the upgrade of one letter of credit and one revolving line of credit as well as an expiration of one letter of credit.
Non-interest expense as a percentage of average assets was 3.2% and 3.0% in 2005 and 2004, respectively.

Income Taxes
Under the terms of the Act, NCB is exempt from most state and local taxes. In addition, under provisions of the Act and Subchapter T of the Internal Revenue Code, NCB substantially reduces its Federal tax liability through the issuance of annual patronage dividends. The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB, and the reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. Note 22 “Income Taxes” to the consolidated financial statements contains additional discussions of NCB’s tax status.
New Accounting Standards
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. NCB does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.
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
NCB transfers commercial mortgage loans to trusts that issue various classes of securities backed by the commercial mortgage loans to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in FAS 140 for QSPE status. Recently, regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in FAS 140. As a result the FASB has added this issue to its agenda. If future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, we cannot predict what the transition provisions for implementing such guidance will be. In addition, NCB owns subordinated classes of CMBS that amount to $1.6 million issued by entities that are designed to be qualifying special purpose entities.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS 133 and 140. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. A derivative embedded in another financial instrument is referred to as a hybrid financial instrument. The primary objectives of SFAS 155 with respect to SFAS 133 are to (1) simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for the hybrid financial instruments and (2) eliminate the interim guidance in SFAS 133 which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS 133. The primary objective of SFAS 155 with respect to SFAS 140 is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. SFAS 155 will be effective on January 1, 2007 for NCB; however, at this time, NCB does not believe it will impact our consolidated financial statements.
2004 and 2003 Financial Summary
The net income for the year ended December 31, 2004 was $22.5 million. This was a 31.3% or $10.3 million decrease compared with $32.8 million for the year ended December 31, 2003. The primary factors causing this decrease in net income were a $13.6 million decline in gain on sale of loans, due to both lower volume and lower yields on loans sold in 2004, and a $3.0 million decline in other non-interest income. In addition, 2003 benefited from a $3.7 million gain on the extinguishment of debt relating to the restructuring of the Class A Notes with Treasury. The decline was offset by an $8.6 million increase in loans and lease financing income. The tax provision also declined by $1.2 million.
Total assets increased 15.3% or $0.2 billion to $1.6 billion at December 31, 2004 from $1.4 billion at December 31, 2003. The increase in assets was primarily the result of a net increase in loan balances of $0.3 billion due primarily to the origination of cooperative single family loans, offset by a decrease in investment securities of $65.4 million due to the sale of a mortgage-backed security (“MBS”) created in 2003.
The return on average total assets was 1.5% and 2.5% for the year ended December 31, 2004 and 2003, respectively. For the same period, the return on average members’ equity was 11.2% and 17.5%, respectively.

Net Interest Income
Net interest income for the year ended December 31, 2004 increased $3.2 million or 9.23% to $37.3 million compared with $34.1 million for 2003.
For the year ended December 31, 2004, interest income increased 11.5% or $7.5 million, to $72.4 million compared with $64.9 million for the year ended December 31, 2003. The total average earning balances increased by $159.5 million and aggregate yields decreased from 5.09% in 2003 to 5.05% in 2004. The increase resulted primarily from an increase in average real estate loan balances offset by a decrease in average yields on commercial loan and lease balances.
Interest income from real estate loans increased $7.5 million or 28.8%. An increase in average balances of $118.4 million or 19.9% contributed $5.4 million of the increase while an increase in the yield from 4.34% in 2003 to 4.67% 2004 contributed $2.1 million. Commercial loans and lease interest income increased $1.2 million or 4.0%. Average balances increased by $54.6 million, contributing $3.3 million to the increase while a decrease in the yield from 6.23% in 2003 to 5.81% in 2004 contributed $2.1 million to the year over year increase. Interest income from investment securities and cash equivalents decreased $0.6 million. Average balances decreased $13.7 million or 8.4% contributing $0.4 million to the decrease in addition to yields decreasing from 3.19% in 2003 to 3.08% in 2004 contributing the remaining $0.2 million to the decrease.
Interest expense increased $4.3 million or 14.1% from $30.8 million for the year ended December 31, 2003 compared to $35.1 million for the year ended December 31, 2004. Interest expense on deposits increased $3.7 million or 38.7%. Average deposit balances grew by $132.1 million or 30.5% from 2003 to 2004, accounting for $3.1 million of the increase. Additionally, average deposit cost increased slightly from 2.19% to 2.32%, accounting for $0.6 million of the increase. Interest expense on short-term borrowings increased by $2.7 million or 78.9%. The average balance on short-term borrowings increased by $85.6 million, which was primarily driven by higher Federal Home Loan Bank advances, and accounted for $1.8 million of the $2.7 million increase. In addition, the average cost of short-term borrowings increased from 1.83% to 2.25%, accounting for $0.9 million of the increase. Interest expense on long-term debt, other borrowings and subordinated debt decreased $2.1 million primarily due to a $67.3 million decrease in average balance resulting from the payoff of various long-term debt during 2004, which contributed $2.9 million to the decrease in interest expense. An increase in average rate to 4.32% from 4.12% for 2004 and 2003, respectively, offset the decrease in volume and contributed the remaining $0.8 million to the decrease.
See Table 1 and Table 2 for detailed information of the fluctuations in interest income and interest expense for 2004 and 2003.

Non-Interest Income
Total non-interest income decreased $19.6 million or 37.1% from $52.7 million for the year ended December 31, 2003 to $33.1 million in 2004. The decrease was primarily driven by a $13.6 million decrease in gain on sale of loans and investment securities. Other non-interest income decreased by $3.0 million and a $3.7 million gain on extinguishment was recognized in 2003 relating to the restructuring of Class A Notes with Treasury.
Gains on sales of loans and investment securities of $21.8 million for the year ended December 31, 2004, represented 65.8% of non-interest income, and decreased $13.1 million from $34.9 million in 2003. The decrease resulted from a lower volume of loans sold in 2004 compared with 2003, and the gains on cooperative multifamily loan sale dropped from 3.8% of principal sold in 2003 to 3.2% in 2004. Of the total gain in 2004, $3.5 million relates to the sale of $81.2 million of mortgage-backed securities (MBS), created from a swap with Fannie Mae in December 2003. Of the total gain in 2003, $3.0 million relates to the sale of $55.1 million of MBS.
The net SFAS 133 adjustment, which is included in Gain on Sale of Loans, was a loss of $0.2 million for the year ended December 31, 2004 compared to a loss of $0.5 million for the prior year. The decrease from 2003 to 2004 was due primarily to a decrease in the net loss on undesignated derivatives related to the implementation of SAB 105, which deals with the valuation of rate lock commitments.
For the year ended December 31, 2004, the net loss on undesignated derivatives of $0.6 million was composed of a $0.9 million loss related to the change in value of rate lock commitments net of a $0.3 million gain related to the change in value of the undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the year ended December 31, 2003, the net loss on undesignated derivatives of $0.7 million was composed of a $1.1 million gain related to the change in value of rate lock commitments net of a $1.8 million loss related to the change in value of undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments.
Letter of credit fees increased by $0.8 million or 27.3% from 2003 to 2004 principally reflecting higher average issuance fees.
The servicing fee income decreased from $0.5 million in 2003 to $4.0 million for 2004. Although there was a $0.3 million increase in loan servicing fees from the growth in volume of cooperative multifamily and cooperative single family loans, this was offset by a $0.8 million reduction in lease related servicing income.
Other non-interest income includes those fees that NCB earns related to late and pre-payment penalty fees. In addition, other non-interest income includes fees earned by NCB from the administration of its grocery loan conduit program, which terminated in June 2004. For the year ended December 31, 2004, other non-interest income decreased $3.0 million from $6.5 million in 2003 to $3.5 million. The primary factor affecting the decrease was a $1.2 million decrease in other commercial fees from 2003 to 2004.
In total, non-interest income amounted to 52.1% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2004 compared with 67.4% in 2003.

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
2005 and 2004 Fourth Quarter Results
Net income for the three months ended December 31, 2005 decreased $0.2 million from $5.5 million for the three months ended December 31, 2004 to $5.3 million for the three months ended December 31, 2005. For the three months ended December 31, 2005, net interest income increased 15.4% or $1.5 million to $11.5 million compared with $10.0 million for the three months ended December 31, 2004 due to a $2.9 million increase in real estate loan interest income and a $2.6 million increase in commercial loan interest income, offset by a $2.5 million increase in deposit interest expense and a $1.0 million increase in long-term debt interest expense.
For the three months ended December 31, 2005, interest income increased 28.9% or $5.8 million to $25.9 million compared with $20.1 million for the three months ended December 31, 2004. The increase was primarily due to a $2.9 million increase in real estate loan interest income and a $2.5 million increase in commercial loan interest income both resulting from increased loan volume during the three months ended December 31, 2005 compared to the same period in 2004. For the three months ended December 31, 2005, interest expense increased $4.3 million or 42.1% from $10.1 million for the three months ended December 31, 2004 to $14.4 million for the three months ended December 31, 2005. The increase in interest expense resulted primarily from a $2.5 million increase in deposit interest expense resulting from an increase in deposit balances and a $1.0 increase in long-term borrowing interest expense for the three months ended December 31, 2005 compared to the same period in 2004.
For the three months ended December 31, 2005, total non-interest income decreased $1.2 million or 14.1% to $7.1 million compared to $8.3 million for the three months ended December 31, 2004. This decrease resulted primarily from a $0.4 million increase in real estate loan fees due to increased real estate loan volume during the three months ended December 31, 2005 compared to the same period in 2004. The $0.4 increase was offset by a $2.0 million decrease in gain on sale of loans during the three months ended December 31, 2005 compared to the same period in 2004 primarily due to most loan sale activity during 2005 occurring during the first three quarters of 2005.
Non-interest expense for the three months ended December 31, 2005 increased 16.3% or $2.0 million to $14.6 million compared with $12.5 million for the same period in 2004 primarily due to a $0.8 million increase in compensation and benefits resulting from an increase in headcount to support the growth of business and a strong sales performance and also resulted in a higher level of incentive compensation. The increase in non-interest expense for the three months ended December 31, 2005 compared to the same period in 2004 was also due to a $0.7 million increase in contractual services resulting from an increase in audit fees and consulting costs to support the Company’s Sarbanes-Oxley Act and other regulatory compliance as well as an $0.4 million increase in corporate development.
For the three months ended December 31, 2005 and December 31, 2004, a tax expense of $0.6 million and $0.2 million was recognized, respectively.
Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
For the Three Months Ended

	2005				2004

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(Dollars in thousands)
Interest income	$25,894	$25,070	$24,486	$21,029	$20,093	$18,120	$17,310	$16,919
Interest expense	14,385	14,072	12,885	10,995	10,123	8,745	8,171	8,083

Net interest income	11,509	10,998	11,601	10,034	9,970	9,375	9,139	8,836
Provision for loan losses	(1,875)	1,595	(417)	1,167	124	1,047	1,340	—

Income after provision for loan losses	13,384	9,403	12,018	8,867	9,846	8,328	7,799	8,836
Non-interest income	7,146	8,817	9,344	11,896	8,322	2,157	9,122	13,533

Net revenue	20,530	18,220	21,362	20,763	18,168	10,485	16,921	22,369
Non-interest expense	14,579	13,494	12,402	12,611	12,534	9,973	10,533	11,102

Income before income taxes	5,951	4,726	8,960	8,152	5,634	512	6,388	11,267
Provision for income taxes	609	235	621	677	166	(152)	603	629

Net income	$5,342	$4,491	$8,339	$7,475	$5,468	$664	$5,785	$10,638

Sources of Funds

Capital Markets Access
NCB maintains credit facilities provided by a consortium of banks. At both December 31, 2005 and 2004, NCB had $350.0 million of committed revolving lines of credit, of which there was none outstanding at December 31, 2005 and $47.5 million outstanding at December 31, 2004. In addition, NCB had uncommitted bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) of $22.5 million at both December 31, 2005 and 2004 of which there was none outstanding at December 31, 2005 and December 31, 2004.
NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and it has a pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 135%-300% of such advances. NCB, FSB had $98.8 million in available unused committed borrowing capacity with the FHLB as of December 31, 2005. There were outstanding advances of $181.6 million and $200.5 million at December 31, 2005 and 2004, respectively.
At both December 31, 2005 and 2004, NCB had authority to issue up to $250.0 million in commercial paper. As of year-end 2005 and 2004, the face value of the commercial paper outstanding was $132.2 million and $149.9 million, respectively.
Usage on all short-term borrowings, as measured by average outstanding balances during the year, increased from $273.9 million in 2004 to $332.5 million in 2005.
As of December 31, 2005 and 2004, NCB had authority to issue up to $176.0 million under a medium-term note program. As of December 31, 2005 and 2004, NCB had $40.0 million outstanding under this program.
At both December 31, 2005 and 2004, NCB had authority to issue up to $50.0 million in preferred stock or subordinated debt. There was no preferred stock or subordinated debt under this authority outstanding as of December 31, 2005 and 2004.
NCB’s loan sale activity is another source of funding. NCB originates most of its real estate cooperative multifamily loans, originated by NCB, FSB, for sale into the secondary market. During 2005 NCB sold $961.6 million of loans compared with $692.4 million during 2004.
NCB sells investment securities available-for-sale. During 2005, there were no mortgage-backed securities sold and during 2004, NCB sold $80.9 million mortgage-backed securities that were created from a swap with Fannie Mae.

Deposits
Deposits held by NCB, FSB increased 21.7% to $737.4 million at December 31, 2005 from $605.9 million at December 31, 2004. The weighted average rates on deposits at December 31, 2005 and 2004 were 3.5% and 2.4%, respectively. Deposits consist of both nonmaturity deposits having no contractual terms or maturity dates and certificates of deposits that do have contractual terms. Nonmaturity deposits may be interest-bearing or noninterest bearing. Nonmaturity deposits totaled $246.1 million and comprised 33.4% of total deposits at December 31, 2005 as compare to $244.6 million and 40.4% of total deposits at December 31, 2004 certificates of deposits totaled $491.3 million and $361.4 million at December 31, 2005 and 2004, respectively. The average maturity of the certificates of deposit at December 31, 2005 was 25.1 months compared with 23.1 months at December 31, 2004. Deposits were 52.0% of interest bearing liabilities in 2005 compared with 44.7% in 2004.
Uses of Funds

Loans and Leases
Loans and leases outstanding, including loans held for sale, increased 5.5% to $1.5 billion at December 31, 2005 from $1.4 billion at December 31, 2004.
The commercial loan and lease portfolio increased 6.1% to $553.8 million at December 31, 2005 compared with $522.0 million at December 31, 2004 due principally to an increase in commercial loan and lease portfolio loan originations.
The real estate portfolio increased 20.2% to $685.0 million at December 31, 2005 from $569.5 million at December 31, 2004 due to an increase in portfolio real estate loan originations during 2005. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgages and cooperative single-family loans.
NCB’s commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans will be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of collateral.

The commercial and real estate loan portfolio and loans held for sale are diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

	Commercial Loans		Real Estate Loans

	2005	2004	2005	2004

By Region:
North East	22.0%	18.5%	46.8%	58.2%
South East	23.4%	20.6%	15.9%	14.5%
Central	16.1%	13.2%	12.3%	9.5%
West	38.5%	47.7%	25.0%	17.8%

	100.0%	100.0%	100.0%	100.0%

	Percentage of Total
	Loan Portfolio

	2005	2004

By Borrower Type:
Real Estate
Residential	57.4%	53.8%
Commercial	7.7%	5.7%
Commercial
Food retailing and distribution	11.5%	14.4%
Employee Stock Ownership Plan	3.8%	4.2%
Franchisee	0.3%	2.3%
Hardware	1.4%	2.6%
Financial Services	2.9%	1.2%
Alaska Native Corporations	1.1%	2.2%
Healthcare	3.0%	2.4%
Non-Profit	1.5%	1.0%
Lease Financing	0.8%	1.2%
Other	8.6%	9.0%

	100.0%	100.0%

NCB originates multi-family cooperative mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB’s mortgage loans is secured by real estate in New York City due to the city’s extensive cooperative market. As of December 31, 2005 and 2004, there were $350.0 million and $385.5 million of real estate loans secured by real estate in New York City, respectively, representing 23% and 27% of total loans and leases outstanding, respectively. The collateral for real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. Furthermore, the real estate portfolio includes loans secured by second mortgage liens. In addition, certain unsecured lines of credit have been issued to Real Estate cooperative borrowers. The loans are repaid from operations of the real estate cooperative. NCB’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans less the value of the collateral.
See Table 7 for the maturity schedule of loans.

Table 7
MATURITY SCHEDULE OF LOANS
As of December 31, 2005

	One Year	One to	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Consumer loans	$11,521	$9,219	$4,219	$24,959
Commercial loans	51,341	146,158	351,665	549,164
Real estate loans:
Residential	12,334	37,793	582,055	632,182
Commercial	2,564	6,801	43,404	52,769
Lease financing	718	3,911	—	4,629

Total loans and leases	$78,478	$203,882	$981,343	$1,263,703

Fixed interest rate loans	$23,020	$47,328	$155,905	$226,253
Variable interest rate loans	55,458	156,554	825,438	1,037,450

Total Loans	$78,478	$203,882	$981,343	$1,263,703

Cash, Cash Equivalents and Investment Securities
Cash, cash equivalents, and investment securities decreased 2.2% or $3.0 million to $133.7 million at December 31, 2005 compared with $136.7 million at December 31, 2004. The decrease resulted primarily from lower cash balances in 2005 as a result of an increase in loan originations during 2005 compared to 2004. NCB held $1.2 million and $1.2 million of mortgage-backed securities at December 31, 2005 and 2004, respectively. Cash, cash equivalents, and investment securities represent 8.3% of interest earning assets at December 31, 2005 compared with 8.8% at December 31, 2004.
Asset and Liability Management
Asset and liability management is the structuring of interest rate sensitivities of an entity’s assets and liabilities in order to manage the impact of changes in market interest rates on net interest income. NCB’s liquidity and internal rate of return are managed by the Asset Liability Committee (“ALCO”), composed of senior officers of NCB, which meets monthly. The fundamental role of the ALCO is to devise and implement business strategies designed to enhance earnings and the economic value of equity while simultaneously maintaining a prudent level of exposure to interest rate risk. The ALCO devises balance sheet strategies for managing loans, investments, deposits, borrowed funds and off-balance sheet transactions to achieve desired financial performance. The committee also develops strategies for pricing various products and services as well as ensuring compliance with related Board policies and established regulatory requirements.

Liquidity and Capital Resources
Liquidity is the ability to meet financial obligations either through the sale or maturity of existing assets or through the raising of additional funds. Maintaining adequate liquidity therefore requires careful coordination of the maturity of assets and liabilities.
Maintaining near-cash and short-term investments that can be converted to cash at little or no cost generally provides our asset liquidity. We manage liquidity and capital resources in order to provide funding for various types of loans, including commercial, real estate and consumer loans, and debt service on borrowings. The major sources of funds are loan sale proceeds, deposits from customers, repayments of loan originations and advances from the FHLB and other borrowings. The principal uses of cash are loan originations and purchases of investment securities. Additionally, NCB maintains a $350.0 million revolving line of credit under which the entire line was available at December 31, 2005.
For the year ended December 31, 2005, NCB’s primary source of funds was from loan sale proceeds. NCB sold $961.6 million and $692.4 of loans, resulting in a net gain of $26.4 million and $18.3 million for the years ended December 31, 2005 and 2004, respectively. Loans sold include mortgage loans for securitization, single family and cooperative single-family loans,

SBA loans and other loan sales. Mortgage loans for securitization were the majority of the loan sales comprising of $563.8 million or 58.6% and $493.1 or 71.2% for the years ended December 31, 2005 and 2004, respectively.
Total deposits, one of the other principal sources of funds, were $737.4 million and $605.9 million for the years ended December 31, 2005 and 2004, respectively. The majority of deposits are in the form of certificates of deposit, which accounted for $491.3 million or 66.6% and $361.4 million or 59.6% of our deposits as of December 31, 2005 and 2004, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $100 thousand was $335.2 million and $229.3 million for the years ended December 31, 2005 and 2004, respectively. Interest-bearing demand deposits accounted for $212.5 million or 28.8% and $197.7 million or 32.6% of our total deposits as of December 31, 2005 and 2004, respectively. The average rate paid on NCB’s certificates of deposit was 3.99% and 3.12% for the years ended December 31, 2005 and 2004, respectively. The average rate paid on the interest-bearing demand deposits was 2.8% and 1.7% for the years ended December 31, 2005 and December 31, 2004, respectively.
For the year ended December 31, 2005, our principal use of funds was loans originated for the purpose of selling in the near future. During 2005, we originated $842.1 million of loans held for sale.
We utilized particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady to increasing deposit portfolio in the aggregate. Based on warehouse funding requirements, we use the borrowing facility available from the FHLB. As of December 31, 2005, the balance of the FHLB facility was $181.6 million as compared to $200.5 million as of December 31, 2004.
As of December 31, 2005, there was $43.0 million of cash and equivalents, which was a decrease of $4.4 million from December 31, 2004. The decrease is primarily attributable to more cash used in 2005 on loan originations. As of December 31, 2005, we also had $5.2 million of cash that was in a restricted cash account as a result of a recourse obligation as discussed in Note 7.
Contractual Obligations
NCB has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 13 through 18 of the Notes to the Consolidated Financial Statements.
The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Deposits without a stated maturity	$246,051	$—	$—	$—	$246,051
Certificates of deposit(1)	223,034	169,080	91,322	44,293	527,729
Short-term borrowings(2)	313,353	—	—	—	313,353
Long-term debt(2)	91,029	13,931	108,126	17,196	230,282
Subordinated debt(2)	6,952	13,632	34,369	109,844	164,797
Junior subordinated debt(2)	2,139	4,278	4,278	100,790	111,485
Operating leases	717	3,852	59	—	4,628

Total	$883,275	$204,773	$238,154	$272,123	$1,598,325

(1)	Includes interest at the weighted average interest rate of the certificate.

(2)	Includes interest at the weighted average to be paid over the remaining term of the debt.
Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Discussion of NCB’s commitments, contingent liabilities and off-Balance sheet arrangements is included in Note 24 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NCB’s principal market risk exposure is to interest rates.
NCB’s asset and liability management process manages NCB’s interest rate risk by structuring of the balance sheet and derivative portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.
Interest rate risk is managed by the “ALCO” in accordance with policies approved by NCB’s Board of Directors. The ALCO formulates strategies designed to ensure appropriate level of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans (“mortgage pipeline”), and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.
To effectively measure and manage interest rate risk, NCB uses simulation analyses to determine the impact on net interest income of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized to provide additional insights concerning the interest rate risk management process. Executive management and NCB’s Board of Directors review the overall interest rate risk position and strategies on an ongoing basis. NCB has traditionally managed its business to maintain limited exposure to changes in interest rates.
NCB hedges a portion of its interest rate risk by entering into certain financial instruments including interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is a transaction to reduce risk by creating a relationship whereby changes in the value of the hedged asset or liability are offset in whole or in part by changes in the value of the financial instrument used for hedging. The impact of all hedging relationships is included in the following analysis.
The following tables present an analysis of the sensitivity NCB’s net interest income and economic value of portfolio equity (market value of assets, less liabilities and derivative instruments.) The interest rate scenarios presented in the table include interest rates at December 31, 2005 and December 31, 2004 as adjusted for instantaneous parallel rate changes upward and downward of up to 200 basis points.
Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB’s interest sensitivity gap (defined below) and other factors.

2005

		Change In
Change In	Change In	Economic Value
Interest Rates	Net Interest Income	of Portfolio Equity

+200	2.0%	-6.3%
+100	1.2%	-2.8%
-100	-1.6%	1.5%
-200	-3.6%	3.1%

2004

		Change In
Change In	Change In	Economic Value
Interest Rates	Net Interest Income	of Portfolio Equity

+200	6.2%	-0.4%
+100	3.3%	0.3%
-100	-3.6%	-0.8%
-200	Not Meaningful	Not Meaningful

Key assumptions used in the sensitivity analysis of net interest income and economic value of portfolio equity include the following:

1. Balance sheet balances for various asset and liability classes are held constant for the net interest income simulations.

2. Prepayment assumptions are predicated on an analysis of historical prepayment behavior and management expectations.

3. Spread relationships between various interest rate indices and interest-earning assets and interest bearing liabilities estimated based on the analysis of historical relationships and management expectations.
The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB’s one-year cumulative gap analysis at December 31, 2005 and 2004 were positive $75.2 million or 4.43% of assets and positive $151.1 million or 9.3% of assets, respectively.
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
The tables 8 and 9 set forth the expected maturity and repricing characteristics of NCB’s consolidated assets, liabilities and derivative contracts at December 31, 2005 and 2004.

Table 8
INTEREST RATE SENSITIVITY
At December 31, 2005

						Over
						12 Months
	Interest-	Interest-	Interest-	Interest-	Interest-	and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 Days	3 Month	6 Month	12 Month	Total	Sensitive	Total

	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$11,835	$—	$—	$—	$11,835	$36,317	$48,152
Investment securities	8,273	10,362	4,834	5,917	29,386	61,337	90,723
Loans and leases*	136,687	453,800	70,805	105,786	767,078	708,456	1,475,534
Other assets — net	16,094	385	585	1,200	18,264	61,894	80,158

Total	172,889	464,547	76,224	112,903	826,563	868,004	1,694,567

Interest-bearing liabilities
Deposits	$178,660	$68,208	$41,248	$78,905	367,021	$344,436	$711,457
Short-term borrowings	288,271	24,611	—	—	312,882	—	312,882
Long-term debt	—	20,000	5,000	55,000	80,000	113,041	193,041
Subordinated debt	—	39,310	—	27,564	66,874	56,243	123,117
Jr. Subordinated debt	50,614	—	—	—	50,614	—	50,614

Total	517,545	152,129	46,248	161,469	877,391	513,720	1,391,111

Other
Other non-interest bearing, net	—	—	—	—	—	303,456	303,456
Effect of interest rate swap and financial futures	(14,722)	(71,258)	—	(40,000)	(125,980)	125,980	—

Total liabilities & members’ equity, net of derivatives	$502,823	$80,871	$46,248	$121,469	$751,411	$943,156	$1,694,567

Repricing differences	$(329,934)	$383,676	$29,976	$(8,566)	$75,152

Cumulative gap	$(329,934)	$53,742	$83,718	$75,152

Cumulative gap as % of total assets	(19.47)%	3.17%	4.94%	4.43%

*	Includes loans held for sale, net allowance for loan losses.

Table 9
INTEREST RATE SENSITIVITY
At December 31, 2004

						Over
						12 Months
	Interest-	Interest-	Interest-	Interest-	Interest-	and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 Days	3 Month	6 Month	12 Month	Total	Sensitive	Total

	(Dollars in thousands)
Interest-earning assets
Cash and cash equivalents	$52,385	$—	$—	$—	$52,385	$—	$52,385
Investment securities	7,156	11,315	3,614	5,165	27,250	62,097	89,347
Loans and leases*	364,087	201,910	62,943	92,484	721,424	679,532	1,400,956
Other assets — net	193	390	591	1,203	2,377	67,805	70,182

Total	423,821	213,615	67,148	98,852	803,436	809,434	1,612,870

Interest-bearing liabilities
Deposits	$115,225	$53,835	$45,600	$59,181	273,841	$292,680	$566,521
Short-term borrowings	350,929	46,000	—	—	396,929	—	396,929
Long-term debt	—	20,000	—	30,000	50,000	125,215	175,215
Subordinated debt	—	39,310	—	20,718	60,028	65,555	125,583
Jr. Subordinated debt	50,580	—	—	—	50,580	—	50,580

Total	516,734	159,145	45,600	109,899	831,378	483,450	1,314,828

Other
Other non-interest bearing, net	—	—	—	—	—	298,042	298,042
Effect of interest rate swap and financial futures	(42,507)	(135,443)	—	—	(177,950)	177,950	—

Total liabilities & members’ equity, net of derivatives	$474,227	$23,702	$45,600	$109,899	$653,428	$959,442	$1,612,870

Repricing differences	$(50,406)	$189,913	$21,548	$(11,047)	$150,008

Cumulative gap	$(50,406)	$189,913	$21,548	$(11,047)

Cumulative gap as % of total assets	(3.13)%	8.65%	9.99%	9.30%

*	Includes loans held for sale, net allowance for loan losses.
Table 8 indicates that on December 31, 2005 NCB had gaps (as a percentage of total assets) of positive 4.43% and 4.94% at the one year and six month time horizons, respectively. Table 9 indicates that on December 31, 2004, NCB had a positive gap (as a percentage of total assets) of 9.30% and 9.99% at the one year and six month time horizons, respectively.
Capital
The company’s strong capital position should support growth and continuing access to financial markets and should allow for greater flexibility during difficult economic periods. The average equity to average assets was 13.0% at December 31, 2005 compared with 13.7% at December 31, 2004. The Act limits NCB’s outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2005, NCB, FSB maintained capital levels well in excess of regulatory requirements.
Patronage Policy
Each year, NCB, in accordance with the Act, declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In September 2005, NCB distributed $20.9 million to its active member-borrowers. Of this total, approximately $8.7 million was distributed in cash.

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

Servicing Assets and Interest-Only Receivables
SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140) requires that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.
Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans. Furthermore, servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage-servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.
Interest-only receivables are created when loans are sold and a portion of the interest retained by NCB does not depend on the servicing work being performed. The interest-only receivables are amortized to interest income using the interest method. Interest-only receivables that are certificated have been included as investment securities consistent with SFAS No. 115. Interest-only receivables that are not certificated are included as other assets.
Substantially all interest-only receivables pertain to cooperative multifamily loans made to cooperative housing corporations. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout or defeasance period are included in the fair value of the interest-only receivable only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

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
The fair value of the interest-only receivables is determined using discounted future expected cash flows at various discount rates. In an effort to maximize the value of interest-only receivables, most cooperative mortgages have very strict prepayment restrictions. The most common prepayment protection is a lockout period, followed by either a fixed percentage penalty, or some form of yield maintenance. For loans that do not have prepayment options, the related interest-only receivable is adjusted at the time of prepayment.
The original discount rate varies for each loan sale transaction. The discounted rate of future expected cash flows is equal to a spread over the benchmark index at which the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. An appropriate spread determined by Management is added to the index to determine the current discount rate.
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

Accounting for Derivative Instruments and Hedging Activities
Effective January 1, 2001, NCB adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended.
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
NCB uses interest rate swaps, futures contracts and forward loan sales commitments to offset changes in fair value associated with loan commitments prior to funding the related or underlying loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through income. Once funded the loan generally becomes the hedged item in a fair value hedging relationship.
NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.

Market risk is the adverse effect that a change in interest rates, credit risk or comparative currency values has on the fair value of a financial instrument or expected cash flows. NCB manages the market risk associated with the interest rate hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Compliance with this policy is monitored by management and reported to the Board of Directors.
All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as a hedge of the fair value of a recognized asset or liability. At December 31, 2005 and 2004 NCB had not entered into any cash flow hedges.
For all derivative instruments the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values.
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
When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, it will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value attributed to the hedged risk. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in earnings.

Income Taxes
The Act provides that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code as amended by the Act with respect to NCB, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income. The Act also provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Members of National Cooperative Bank:
We have audited the accompanying consolidated balance sheets of National Cooperative Bank and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, comprehensive income, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Cooperative Bank and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
McLean, Virginia
March 29, 2006

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$43,001	$47,388
Restricted cash	5,151	4,997
Investment securities
Available-for-sale (amortized cost of $89,620 and $86,621)	89,083	87,267
Held-to-maturity (fair value of $1,669 and $1,809)	1,640	1,739
Loans held for sale	232,024	303,289
Loans and lease financing	1,263,703	1,114,658
Less: Allowance for loan losses	(20,193)	(16,991)

Net loans and lease financing	1,243,510	1,097,667
Other assets	80,158	70,523

Total assets	$1,694,567	$1,612,870

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Deposits	$737,383	$605,927
Patronage dividends payable in cash	9,518	8,573
Other liabilities	49,004	44,573
Borrowings
Short-term	312,882	396,929
Long-term
Current	80,000	30,000
Non-current	113,041	145,215
Subordinated debt
Current	2,500	2,500
Non-current	120,617	123,083
Junior subordinated debt	50,614	50,580

Total borrowings	679,654	748,307

Total liabilities	1,475,559	1,407,380

Members’ equity
Common stock	170,868	160,475
Retained earnings
Allocated	13,307	12,340
Unallocated	33,423	29,112
Accumulated other comprehensive income	1,410	3,563

Total members’ equity	219,008	205,490

Total liabilities and members’ equity	$1,694,567	$1,612,870

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands)
Interest income
Loans and lease financing	$88,296	$64,245	$55,608
Investment securities	5,090	4,615	5,205
Other interest income	3,093	3,582	4,133

Total interest income	96,479	72,442	64,946

Interest expense
Deposits	21,036	13,152	9,483
Short-term borrowings	12,538	6,153	3,440
Long-term debt, other borrowings and subordinated debt	18,763	15,817	17,859

Total interest expense	52,337	35,122	30,782

Net interest income	44,142	37,320	34,164
Provision for loan losses	470	2,511	2,535

Net interest income after provision for loan losses	43,672	34,809	31,629

Non-interest income
Gain on sale of loans	26,377	18,346	31,957
(Loss) gain on sale of investments available-for-sale	(13)	3,470	2,972
Servicing fees	4,202	3,975	4,460
Letter of credit fees	3,454	3,821	3,002
Gain on extinguishment of debt	—	—	3,731
Other	3,183	3,522	6,530

Total non-interest income	37,203	33,134	52,652

Non-interest expense
Compensation and employee benefits	29,001	23,777	24,422
Contractual services	6,399	5,006	6,158
Occupancy and equipment	5,861	5,195	5,098
Corporate development	2,942	1,756	2,311
Information systems	2,702	2,570	2,386
Travel and entertainment	1,596	1,569	1,525
Provision for unfunded commitments	791	724	(599)
Contribution to NCB Development Corporation	750	500	1,000
Write down of loans held for sale	—	—	1,360
Other	3,044	3,045	5,351

Total non-interest expense	53,086	44,142	49,012

Income before income taxes	27,789	23,801	35,269
Provision for income taxes	2,142	1,246	2,450

Net income	$25,647	$22,555	$32,819

Distribution of net income
Patronage dividends	$22,825	$21,207	$28,205
Retained earnings	2,822	1,348	4,614

	$25,647	$22,555	$32,819

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands)
Net income	$25,647	$22,555	$32,819
Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(2,163)	(468)	(3,600)
Tax effect	10	13	1

Comprehensive income	$23,494	$22,100	$29,220

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the Years Ended December 31, 2005, 2004, and 2003

				Accumulated Other
		Retained Earnings	Retained Earnings	Comprehensive	Total Members’
	Common Stock	Allocated	Unallocated	Income	Equity

	(Dollars in thousands)
Balance, December 31, 2002	$140,276	$10,199	$17,385	$7,617	$175,477
Net income	—	—	32,819	—	32,819
Cancellation of stock	(613)	36	410	—	(167)
Other dividends paid	—	—	(349)	—	(349)
2002 patronage dividends distributed in stock	10,284	(10,284)	—	—	—
2003 patronage dividends
To be distributed in cash	—	—	(11,423)	—	(11,423)
Retained in form of equity	—	16,782	(16,782)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(3,599)	(3,599)

Balance, December 31, 2003	149,947	16,733	22,060	4,018	192,758

Net income	—	—	22,555	—	22,555
Adjustment to prior year dividends	24	(24)	73	—	73
Cancellation of stock	(6,362)	(121)	5,877	—	(606)
Other dividends paid	—	—	(246)	—	(246)
2003 patronage dividends distributed in stock	16,866	(16,866)	—	—	—
2004 patronage dividends
To be distributed in cash	—	—	(8,589)	—	(8,589)
Retained in form of equity	—	12,618	(12,618)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(455)	(455)

Balance, December 31, 2004	160,475	12,340	29,112	3,563	205,490

Net income	—	—	25,647	—	25,647
Adjustment to prior year dividends	96	(162)	57	—	(9)
Cancellation of stock	(1,881)	—	1,881	—	—
Other dividends paid	—	—	(449)	—	(449)
2004 patronage dividends distributed in stock	12,178	(12,178)	—	—	—
2005 patronage dividends
To be distributed in cash	—	—	(9,518)	—	(9,518)
Retained in form of equity	—	13,307	(13,307)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(2,153)	(2,153)

Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities
Net income	$25,647	$22,555	$32,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	470	2,511	2,535
Provision for losses on unfunded commitments	791	724	(599)
Amortization of interest-only-receivables and servicing rights	10,200	9,070	10,292
Depreciation and amortization, other	1,730	3,681	3,560
Gain on sale of loans	(26,377)	(18,346)	(31,957)
Loss (gain) on sale of investment securities available-for-sale	13	(3,470)	(2,972)
Purchase of loans-held-for-sale	(59,887)	—	—
Loans originated for sale, net of principal collections	(842,329)	(717,111)	(820,073)
Proceeds from sale of loans held for sale	989,646	625,806	747,328
Write down of loan held for sale	—	—	1,360
Increase in other assets	(9,345)	(2,800)	(6,448)
Increase (decrease) in other liabilities	5,491	(19,665)	(6,915)

Net cash provided by (used in) operating activities	96,050	(97,045)	(71,070)

Cash flows from investing activities
(Increase) decrease in restricted cash	(154)	4,028	(4,175)
Purchase of investment securities
Available-for-sale	(59,430)	(116,083)	(45,488)
Held-to-maturity	—	(1,470)	(75)
Proceeds from maturities of investment securities
Available-for-sale	43,754	107,337	37,509
Held-to-maturity	99	52	3,439
Proceeds from the sale of investment securities
Available-for-sale	7,285	81,207	52,931
Net increase in loans and lease financing	(145,789)	(155,851)	(80,548)
Purchases of portfolio loans	—	(33,186)	(50,028)
Purchases of premises and equipment	(1,895)	(946)	(1,740)

Net cash used in investing activities	(156,130)	(114,912)	(88,175)

Cash flows from financing activities
Net increase in deposits	131,456	118,706	118,256
Net (decrease) increase in short-term borrowings	(84,099)	147,294	28,924
Proceeds from issuance of long-term debt	50,000	—	65,000
Proceeds from issuance of junior subordinated debt	—	—	51,547
Repayment of long-term debt	(30,000)	(50,000)	(59,000)
Repayment of subordinated debt	(2,500)	—	(53,553)
Patronage dividend paid	(8,715)	(11,382)	(8,615)
Other dividend paid	(449)	(246)	(303)

Net cash provided by financing activities	55,693	204,372	142,256

Decrease in cash and cash equivalents	(4,387)	(7,585)	(16,989)
Cash and cash equivalents, beginning of period	47,388	54,973	71,962

Cash and cash equivalents, end of period	$43,001	$47,388	$54,973

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands)
Supplemental schedule of non-cash investing and financing activities:
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of tax	$(2,153)	$(455)	$(3,599)
Loans transferred to other real estate owned	$10	$29	$74
Warehouse loans transferred to portfolio	$—	$11,097	$4,789
Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International	$—	$23,826	$—
Common stock cancelled and loan losses recovered against allowance for loan losses	$—	$606	$135
Supplemental information:
Interest paid	$52,596	$41,963	$39,039
Income taxes paid	$1,763	$1,080	$3,049
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

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
The 1981 amendments to the Act also provided for the formation of NCB Development Corporation (“NCBDC”), a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCBDC provides loans and technical support to cooperative enterprises. NCBDC’s bylaws provide for a majority of the nine to fifteen members of the Board of Directors to be appointed by the members of NCBDC, who comprise the members of NCB’s Board, with a majority of directors to be appointed from among the members of the NCB Board. Consistent with the Act, NCB makes deductible, voluntary contributions to NCBDC.
Borrowers from NCB under section 108 of the Act are required to own Class B stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB’s sole discretion, in case of certain events, including default.

Principles of Consolidation
The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements of NCB do not include the assets, liabilities or results of operations of NCBDC or NCB Capital Trust I (“Trust”), a Delaware statutory trust formed by NCB in 2003 in connection with the issuance of trust preferred securities.
In December 2003, the FASB issued FASB Interpretation No 46R (“FIN 46R”), which revised FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Due to the adoption of FIN 46R, NCB does not consolidate its investment in the Trust.
NCB has a 50% interest in Cooperative Community Works, LLC (“CCW”). The remaining 50% interest is held by an unconsolidated affiliate, NCBDC, which at all times has the power to appoint an officer or employee to be Chair of the Board of Managers. Under Accounting Research Bulletin No. 51 (As Amended), NCB’s interest in CCW does not amount to a controlling financial interest and thus CCW is not consolidated. Furthermore, NCB has concluded that CCW is not a variable interest entity since it does not meet conditions (a), (b) or (c) of paragraph 5 of FASB Interpretation No. 46 (Revised December 2003) (“FIN 46R”).

Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
For purposes of reporting cash flow, cash equivalents include cash on hand, amounts due from banks, federal funds sold and overnight investments. Cash equivalents have original maturities of 90 days or less.

Concentration of Credit Risk
The Federal Deposit Insurance Corporation (FDIC) insures bank balances up to $100,000 per banking institution. At various times, the amounts on deposit in the various bank accounts are in excess of the FDIC limit. Management monitors these balances and believes they do not represent a significant credit risk to the bank.

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

Derivative Instruments and Hedging Activities
Effective January 1, 2001, NCB adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) as amended.
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
NCB uses interest rate swaps, futures contracts and forward loan sales commitments to offset changes in fair value associated with loan commitments prior to funding the related or underlying loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through income. Once funded the loan generally becomes the hedged item in a fair value hedging relationship.
NCB is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract is positive, the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.
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

Accounting for Derivatives
All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as a hedge of the fair value of a recognized asset or liability. At December 31, 2005 and 2004 NCB had not entered into any cash flow hedges.
For all derivative instruments the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values.
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
When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value and the hedged asset or liability will no longer be adjusted to reflect changes in fair value attributable to the hedged risk. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value with the changes in fair value recognized in earnings.

Loans and Lease Financing
Loans are carried at their principal amounts outstanding, except for loans held for sale, which are carried at the lower of cost or market as determined on an individual basis. NCB determines whether a loan would qualify as held for sale at the time the loan is originated. Interest income is calculated in accordance with the terms of each individual loans and lease. NCB typically discontinues the accrual of interest on loans when principal or interest are ninety days or more in arrears or sooner when there is reasonable doubt as to collectibility. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.
Leasing operations consist principally of leased equipment under direct financing leases expiring in various years through 2009. All lease-financing transactions are full payout direct financing leases. Lease income is recorded over the term of the lease contract, which provides a constant rate of return on the unrecovered investment. Lease financing is carried net of unearned income.

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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Impairment is measured based upon the present value of future cash flows discounted at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent.
Specific reserves are established for impaired loans based upon the above criteria or other criticized loans based upon established regulatory standards.
General reserves are calculated on a loan-by-loan basis based upon the probability of the default and the loss in the event of default for each risk rating, based on historical experience.
The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the general or specific reserves. In determining the unallocated allowance, NCB considers the recent loan loss experience, trends in credit quality and concentration and specific industry conditions within portfolio segments.
All loans are evaluated individually based upon risk rating assigned to the loan. A risk rating system is designed to classify each loan according to the risk unique to the credit facility. The expected loss for each risk rating is determined using historical loss factors and collateral position of the credit facility.
NCB charges off loans, i.e. reduces the loan balance, when the loans are deemed to be uncollectable at which time the allowance for loan losses is reduced.

Loan-Origination Fees, Commitment Fees, and Related Costs
Loan fees received and direct origination costs are accounted for in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans or, with respect to loans held for sale, as an adjustment to gain on sale of loans. The remaining unamortized fees on paid off loans are recognized as interest income. If a commitment is exercised during the commitment period, the remaining net fee or cost at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Servicing Assets and Interest-Only Receivables
SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140) requires that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.
Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated by the underlying loans. Servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage-servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.
Interest-only strips are created when loans are sold and a portion of the interest retained by NCB does not depend on the servicing work being performed.
Substantially all interest-only receivables pertain to cooperative multifamily loans made to cooperative housing corporations. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout period are included in the fair value of the interest-only receivable only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The fair value of the interest-only receivables is determined using discounted future expected cash flows at various discount rates. In an effort to maximize the value of interest-only receivables, most cooperative mortgages have very strict prepayment restrictions. The most common prepayment protection is a lockout period, followed by either a fixed percentage penalty, or some form of yield maintenance. For loans that do not have prepayment options, the related interest-only receivable is adjusted at the time of prepayment.
The original discount rate varies for each loan sale transaction. The discounted rate of future expected cash flows is equal to a spread over the benchmark index at which the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. An appropriate spread determined by management is added to the index to determine the current discount rate.
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

Other Assets
Foreclosed property pending disposition is carried at fair value less estimated costs to sell. Included in other assets is goodwill in the amount of $0.1 million.
Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the leases or the useful lives of improvements. Furnishings, equipment, and software are depreciated using an accelerated method over seven, five, and three years, respectively.

Income Taxes
The Act provides that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code as amended by the Act with respect to NCB, with the consequence that NCB is able to issue tax deductible patronage refunds with respect to all such income. The Act also provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.
NCB provides for income taxes under SFAS No. 109, “Accounting for Income Taxes”. The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
Prior year amounts have been reclassified, where necessary, to conform to the 2005 presentation.

2.	CASH AND CASH EQUIVALENTS
The composition of cash and cash equivalents at December 31 is as follows (dollars in thousands):

	2005	2004

Cash	$36,067	$40,266
Cash equivalents	6,934	7,122

Total	$43,001	$47,388

There was restricted cash of $5.2 million and $5.0 million as of December 31, 2005 and December 31, 2004, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 7.

3.	INVESTMENT SECURITIES
The composition of available-for-sale investment securities at December 31 is as follows (dollars in thousands):

	2005

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Interest-only certificated receivables	$41,931	$486	$390	$42,027
U.S. Treasury and agency obligations	40,760	1	478	40,283
Corporate bonds	4,163	—	36	4,127
Mutual funds	1,446	—	124	1,322
Mortgage-backed securities	1,270	—	29	1,241
Equity securities	50	33	—	83

Total	$89,620	$520	$1,057	$89,083

	2004

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value

Interest-only certificated receivables	$41,007	$1,121	$65	$42,063
U.S. Treasury and agency obligations	38,716	1	274	38,443
Corporate bonds	3,464	5	7	3,462
Mutual funds	1,407	—	118	1,289
Mortgage-backed securities	1,977	—	17	1,960
Equity securities	50	—	—	50

Total	$86,621	$1,127	$481	$87,267

The fair value of investment securities will fluctuate with the changes in interest rates. NCB does not consider the unrealized losses at December 31, 2005 on its investment securities to be other-than-temporary because they relate to interest rates.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the fair value of available-for-sale investment securities with unrealized losses and the related unrealized loss amounts. The tables also disclose whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31 (dollars in thousands):

	2005

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$23,990	$389	$19	$1	$24,009	$390
U.S. Treasury and agency obligations	7,122	85	24,176	393	31,298	478
Corporate bonds	1,964	13	1,162	23	3,126	36
Mutual funds	—	—	1,322	124	1,322	124
Mortgage-backed securities	—	—	1,227	29	1,227	29

Total	$33,076	$487	$27,906	$570	$60,982	$1,057

	2004

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$—	$—	$11,417	$65	$11,417	$65
U.S. Treasury and agency obligations	33,956	274	—	—	33,956	274
Corporate bonds	2,460	7	—	—	2,460	7
Mutual funds	—	—	1,288	118	1,288	118
Mortgage-backed securities	1,960	17	—	—	1,960	17

Total	$38,376	$298	$12,705	$183	$51,081	$481

The maturities of available-for-sale U.S. Treasury and agency obligations and corporate bond investment securities at December 31 are as follows (dollars in thousands):

	2005

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$25,615	3.10%	$25,465
After 1 year through 5 years	19,308	3.38%	18,945

Total	$44,923	3.22%	$44,410

	2004

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$11,268	1.79%	$11,241
After 1 year through 5 years	30,912	2.42%	30,664

Total	$42,180	2.23%	$41,905

Mutual funds, equity securities, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mutual funds do not have contractual maturities. Mortgage-backed securities, equity securities and interest-only receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prepay obligations. Interest-only certificated receivables pertain to cooperative multifamily loans to cooperative housing corporations.
During 2005, there were $7.3 million of available-for-sale securities sold with a net loss of $13 thousand. During 2004 there were $80.9 million of available-for-sale securities sold with a net gain of $3.5 million and during 2003 there were $52.9 million of available-for-sale securities sold with a net gain of $3.0 million. NCB held no callable investment securities at December 31, 2005, 2004, and 2003.
The composition of held to maturity investment securities at December 31 is as follows (dollars in thousands):

	2005	2004

Mortgage-backed securities	$1,178	$1,178
Corporate debt securities and other	462	561

Total	$1,640	$1,739

The maturities of security held to maturity investments at December 31 are as follows (dollars in thousands):

	2005

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	462	7.05%	471
Over 10 years	1,178	8.06%	1,198

Total	$1,640	7.78%	$1,669

	2004

		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	357	7.40%	375
After 5 years through 10 years	204	6.50%	214
Over 10 years	1,178	8.06%	1,220

Total	$1,739	7.78%	$1,809

Mortgage-backed securities have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.

4.	LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2005 and 2004 are $4.2 billion and $3.6 billion, respectively.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in portfolio of loans serviced for others were as follows (dollars in thousands):

	2005	2004

Balance at January 1	$3,550,294	$3,129,566
Additions	902,836	693,910
Loan payments and payoffs	(289,506)	(273,182)

Balance at December 31	$4,163,624	$3,550,294

See Note 27 for a discussion of Mortgage Servicing Rights.

5.	LOANS AND LEASE FINANCING
Loans and leases outstanding by category are as follows (dollars in thousands):

	2005	2004

Consumer loans	$24,959	$23,133
Commercial loans	549,164	506,032
Real estate loans:
Residential	632,182	531,321
Commercial	52,769	38,200
Lease financing	4,629	15,972

Total	$1,263,703	$1,114,658

Commercial loans have a geographic concentration in the West region (the largest component of which is California) of 38.4% at December 31, 2005 compared to 47.7% at December 31, 2004. The largest borrower type for our commercial loans is food retailing and distribution at 13.4%. No other borrower type exceeds 4.5%. Real Estate Residential loans have a geographical concentration of 40.3% at December 31, 2005 in the North Eastern United States (primarily New York City) compared to 58.2% at December 31, 2004.

6.	LOANS HELD FOR SALE
Loans held for sale by category at December 31, are as follows (dollars in thousands):

	2005	2004

Commercial loans	$13,077	$6,670
Real estate loans:
Residential	156,244	269,427
Commercial	62,703	27,192

Total	$232,024	$303,289

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Activity related to loans held for sale for the years ended December 31, are as follows (dollars in thousands):

	2005	2004

Balance at January 1	$303,289	$238,564
Originations	842,329	717,111
Purchases	59,887	—
Sales*	(965,877)	(655,919)
Change in valuation	(7,604)	3,533

Balance at December 31	$232,024	$303,289

*	Includes write-off of unamortized fees and costs.

7.	RECEIVABLES SOLD WITH RECOURSE
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
The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of December 31, 2005 and December 31, 2004. The unpaid principal balance of the loans covered by the Agreement was $274.6 million as of December 31, 2005 compared with $280.6 million as of December 31, 2004. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down substantially enough to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.
In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of December 31, 2005 and 2004 the unpaid principal balance was $103.1 million and $107.8 million, respectfully. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian in January of 2003.

8.	IMPAIRED ASSETS
Impaired assets, composed of non-accrual loans and real estate owned, totaled $14.2 million and $17.8 million at December 31, 2005 and December 31, 2004, respectively. The average balance of impaired loans was $13.0 million, $11.2 million, and $3.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. The interest income that was earned, but not recognized on impaired loans was $1.0 million, $1.3 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Specific allowances of $4.9 million and $2.2 million were established at December 31, 2005 and December 31, 2004 against the entire amounts disclosed above. Reserves at December 31, 2005 were deemed to be adequate to cover the estimated loss exposure related to the above loans.
Real estate owned was $10 thousand at December 31, 2005 and $29 thousand at December 31, 2004.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ALLOWANCE FOR LOAN LOSSES
The following is a summary of the components of the allowance for loan losses as of December 31, 2005, 2004, and 2003 (dollars in thousands):

	2005	2004	2003

Specific Reserves on Impaired Loans	$4,915	$2,205	$3,992
Specific Reserve on Criticized Loans	—	780	1,169
General Allocation	15,278	14,006	11,937
Unallocated	—	—	—

Total Allowance for Loan Losses	$20,193	$16,991	$17,098

The following is a summary of the activity in the allowance for loan losses during the years ended December 31 (dollars in thousands):

	2005	2004	2003

Balance at January 1	$16,991	$17,098	$14,581

Charge-offs
Commercial	(498)	(4,711)	(2,519)
Real Estate	(9)	—	(29)

Total charge-offs	(507)	(4,711)	(2,548)

Recoveries
Commercial	2,681	2,092	2,434
Real Estate	558	1	96

Total Recoveries	3,239	2,093	2,530

Net recoveries/(charge-offs)	2,732	(2,618)	(18)

Provision for loan losses	470	2,511	2,535

Balance at December 31	$20,193	$16,991	$17,098

The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the years ended December 31 (dollars in thousands):

	2005	2004	2003

Balance at January 1	$1,814	$1,090	$1,689
Provision for losses	791	724	(599)

Balance at December 31	$2,605	$1,814	$1,090

10.	TRANSACTIONS WITH RELATED PARTIES
Section 103 of the Act, as amended, requires that holders of Classes B and C stock elect twelve of the fifteen members of NCB’s Board of Directors and that they have actual cooperative experience. NCB voting stock is, by law, owned only by borrowers and entities eligible to borrow. The election rules require that candidates for the Board of Directors have experience as a director or senior officer of a cooperative organization that currently holds Class B or Class C stock. Therefore, it is not unusual for Board members to be directors or employees of NCB borrowers. NCB therefore has conflict of interest policies, which require, among other things, that a Board member be disassociated from decisions, which pose a conflict of interest or the appearance of a conflict of interest. Loan requests from cooperatives with which members of the

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and conditions, as all other loan requests.
In addition, NCB through its subsidiary, NCB, FSB, enters into transactions in the normal course of business with its directors, officers, employees, and their immediate family members.
For the years ended December 31, 2005 and December 31, 2004, activity related to loans and leases, including loans held for sale, to affiliated cooperatives, directors, officers, employees, and their immediate family members is as follows (dollars in thousands):

	January 1,			December 31,
	2005	Additions	Deductions	2005

Outstanding balances	$119,386	$54,742	$55,904	$118,224

	January 1,			December 31,
	2004	Additions	Deductions	2004

Outstanding balances	$145,494	$32,865	$58,973	$119,386

During 2005, 2004, and 2003, NCB recorded interest income of $5.8 million, $6.3 million, and $8.8 million, respectively, on loans to related parties.

11.	PREMISES AND EQUIPMENT
Premises and equipment are included in other assets and consist of the following as of December 31 (dollars in thousands):

	2005	2004

Furniture and equipment	$4,609	$3,455
Leasehold improvements	3,790	3,439
Premises	1,699	1,639
Other	436	320

Total premises and equipment	10,534	8,853
Less: Accumulated depreciation and amortization	(5,361)	(3,972)

Total premises and equipment, net	$5,173	$4,881

Depreciation and amortization of premises and equipment included in non-interest expense for the years ended December 31, 2005, 2004, and 2003 totaled $1.6 million, $1.5 million, and $1.4 respectively. During 2005 NCB added $1.1 million of new assets and had disposals of $0.3 million, which included equipment of $0.1 million and leasehold improvements of $0.2 million.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER ASSETS
At December 31, 2005 and 2004, other assets consisted of the following (dollars in thousands):

	2005	2004

Interest-only non-certificated receivables	$35,671	$37,833
Valuation of letters of credit	7,939	6,420
Accrued interest receivables	8,167	6,374
Federal Home Loan Bank stock	7,728	5,569
Premises and equipment	5,173	4,881
Mortgage servicing rights	5,803	3,099
Equity method investments	2,135	2,025
Prepaid assets	1,223	1,345
Net deferred tax asset	261	371
Derivative assets	4,035	765
Other	2,023	1,841

Total other assets	$80,158	$70,523

13.	LEASES
Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005 are as follows (dollars in thousands):

Amount

2006	$3,603
2007	3,701
2008	3,811
2009	3,912
2010	3,943
2011 and thereafter	21,482

Total payments	$40,452

Rental expense on premises and office equipment in 2005, 2004, and 2003 was $2.6 million, $2.3 million, and $2.1 million, respectively.
During 2002, NCB deferred incentives received in connection with the headquarters lease for office space. These incentives are being amortized over the ten-year life of the lease. At December 31, 2005 and 2004, the unamortized lease incentives totaled $2.4 million and $2.6 million, respectively.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	DEPOSITS
Deposits as of December 31 are summarized as follows (dollars in thousands):

	2005	Average	2004	Average
	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand deposits	$25,926	—	$39,406	—
Interest-bearing demand deposits	212,524	2.80%	197,724	1.70%
Savings deposits	7,601	1.08%	7,425	1.15%
Certificates of deposit	491,332	3.99%	361,372	3.12%

Total deposits	$737,383		$605,927

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $335.2 million and $229.3 million at December 31, 2005 and 2004, respectively.
At December 31, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	2005	2004

Within 3 months	$75,170	$42,496
Over 3 months through 6 months	17,406	17,276
Over 6 months through 12 months	38,934	22,090
Over 12 months	203,707	147,392

Total certificates of deposit	$335,217	$229,254

Interest expense for the years ended December 31, 2005, 2004, and 2003 is summarized as follows (dollars in thousands):

	2005	2004	2003

Interest-bearing demand deposits	$5,718	$3,148	$1,787
Savings deposits	89	88	97
Certificates of deposit	15,229	9,916	7,599

Total deposit interest expense	$21,036	$13,152	$9,483

The remaining contractual maturities of certificates of deposit at December 31 are as follows (dollars in thousands):

	2005

	Less than	$100,000
	$100,000	and Greater	Total

2006	$85,100	$131,510	$216,610
2007	50,024	39,513	89,537
2008	14,615	52,926	67,541
2009	3,010	41,510	44,520
2010	2,849	33,383	36,232
2011 and thereafter	517	36,375	36,892

Total	$156,115	$335,217	$491,332

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	Less than	$100,000
	$100,000	and Greater	Total

2005	$88,416	$81,862	$170,278
2006	19,197	21,872	41,069
2007	18,014	20,459	38,473
2008	3,951	49,656	53,607
2009	1,482	39,494	40,976
2010 and thereafter	1,058	15,911	16,969

Total	$132,118	$229,254	$361,372

15.	SHORT-TERM BORROWINGS
The carrying amounts and weighted average rates for short-term borrowings as of December 31 are as follows (dollars in thousands):

	2005		2004

		Weighted		Weighted
		Average		Average
	Outstanding	Rate	Outstanding	Rate

Lines of Credit(1)	$(516)	—	$46,745	3.10%
Commercial paper	131,798	4.44%	149,684	2.44%
FHLB advances	181,600	3.13%	200,500	2.20%

Total short-term borrowings	$312,882	3.77%	$396,929	2.25%

(1)	2005 Outstanding balance represents debt issuance costs.
Additional information related to short-term borrowings at December 31 is as follows (dollars in thousands):

	2005	2004

Short-term borrowings outstanding at December 31	$312,882	$396,929
Unused capacity at December 31*	$316,592	$195,114
Average short-term borrowings outstanding during the year	$332,491	$273,921
Maximum short-term borrowings during the year	$501,700	$433,610
Weighted average short term borrowings rate:
During the year	3.77%	2.25%
At December 31	4.32%	2.40%

*	Defined as total available committed capacity for all short-term debt less 100% of commercial paper outstanding and the amounts outstanding under the customer short-term borrowings program.

Revolving Credit Facilities
At December 31, 2005, NCB had $350.0 million of committed revolving lines of credit available of which none were outstanding. There is $175.0 million of this facility available until May 7, 2006 and the remaining $175.0 million is available until May 7, 2008. In addition, NCB had $22.5 million of uncommitted bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available at December 31, 2005 and December 31, 2004. None of the bid lines were outstanding as of December 31, 2005 and $7.5 million was outstanding at December 31, 2004.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest expense from borrowings under the revolving line of credit facilities was $1.1 million, $1.4 million and $0.5 million, in 2005, 2004 and 2003, respectively.
Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. In addition, a change in agency ratings could also impact borrowing rates. As of December 31, 2005, commitment fees paid for the line of credit were 0.25% of the commitment balance and ranged between 0.20% and 0.25% of the commitment balance for 2004. Total commitment fees paid for revolving credit facilities were $0.9 million, $0.9 million, and $0.8 million, in 2005, 2004 and 2003, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.
At December 31, 2005, NCB is required under these revolving line of credit agreements to maintain $25.0 million of cash, cash equivalents, and investments and have, among other items, total members’ equity plus subordinated debt of not less than $363.1 million.

Other Short-term Borrowings
NCB, through its subsidiary NCB, FSB, has a pledge agreement with the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) requiring advances to be secured by eligible mortgages and securities with a principal balance of 135%-300% of such advances. The FHLB facility was $287.1 million at December 31, 2005 and $246.1 million at December 31, 2004. Outstanding advances at December 31, 2005 and 2004 were $181.6 million and $200.5 million, respectively. Interest expense on advances for the years ended December 31, 2005 and 2004 was $5.4 million and $1.2 million, respectively.
In an effort to reduce NCB’s cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2005 and 2004, there were no short-term borrowings outstanding under this program. NCB also has a commercial paper program in place to further reduce NCB’s cost of funds. At December 31, 2005 and 2004, the commercial paper outstanding balance totaled $131.8 million and $149.7 million, respectively.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	December 31,

	2005	2004

Prudential Long-Term Private Placements
6.99% fixed rate debt due December 2006	$55,000	$55,000
5.60% fixed rate debt due December 2010	50,000	—
7.68% fixed rate debt due December 2005	—	30,000

Total Prudential Long-Term Private Placements	105,000	85,000

Other Long-Term Private Placements
5.52% fixed rate debt due January 2009	50,000	50,000

Total Long-Term Private Placement Notes	50,000	50,000

Medium Term Notes
6.96% fixed rate debt due May 2006	5,000	5,000
3 month LIBOR plus 155 bps floating rate debt due June 2006	20,000	20,000
5.67% fixed rate debt due May 2013, first callable May 2006	15,000	15,000

Total Medium Term Notes	40,000	40,000

SFAS No. 133 valuation	(1,471)	898
Debt issuance costs	(488)	(683)

Total Long Term Debt	$193,041	$175,215

As of December 31, 2005, none of the long-term debt has priority over the other, none of the long-term debt is convertible and there are no contingencies on the payments of principal and interest.
NCB entered into Master Shelf agreements with Prudential Insurance Company in 1999 and 2001, which allowed NCB to issue private placement senior note debt. NCB issued long-term, fixed rate debt on this facility in 1999, 2001, and 2005. $30.0 million was issued in 1999 and matured in December 2005. An additional $55.0 million was issued in 2001 at a fixed rate of 6.99% and will mature in December 2006. Most recently, NCB issued $50.0 million in December 2005 at a fixed rate of 5.60% and this tranche will mature in December 2010. All of these notes require semi-annual payments of interest only.
NCB entered into an agreement with various insurance agencies in January 2003 to issue $50.0 million in private placement note debt. The debt was issued at a fixed rate of 5.52% and matures in January 2009. All of these notes require semi-annual payments of interest only.
NCB has a shelf agreement in which it can issue Medium Term Notes through various agents. These notes can be issued with either a fixed or floating rate with any maturity within the shelf agreement. NCB issued $5.0 million of these notes through Wachovia Securities, Inc. in May 2001. These notes have a fixed rate of 6.96% and mature in May 2006. In June 2001 NCB issued $20.0 million in floating rate notes through Wachovia Securities, Inc. and Morgan Stanley & Co., Inc. that mature in June 2006. This debt is based on the 3-month LIBOR rate and the rate resets every 3-months. The rate at December 31, 2005 was 6.04%. Finally, in May 2003 NCB issued $15.0 million of fixed rate notes through Wachovia Securities, Inc. The rate is 5.67% and these notes include a call provision in May 2006 and ultimately mature in May 2013. The $5.0 million and $15.0 million fixed rate notes require semi-annual payments of interest only and the $20.0 million floating rate note requires quarterly payments of interest only.
At December 31, 2005 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $100.0 million. The effect of the agreements is to convert $100.0 million of the long-term debt from a weighted

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
average fixed rate of 6.15% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. At December 31, 2005, the weighted average three-month LIBOR on the swaps was 4.39% with an effective weighted average spread of 1.49%. At December 31, 2005, the notional amount by maturity date is as follows (dollars in thousands):

Notional	Maturity
Amount	Date	Libor Index

$55,000	2006	Three month
25,000	2009	Three month
20,000	2010	Three month

$100,000

At December 31, 2004 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $80.0 million. The effect of the agreements was to convert $80.0 million of the long-term debt from a weighted average fixed rate of 6.28% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. At December 31, 2004, the weighted average three-month LIBOR on the swaps was 2.34% with an effective weighted average spread of 1.66%. At December 31, 2004, the notional amount by maturity date is as follows (dollars in thousands):

Notional	Maturity
Amount	Date	Libor Index

$55,000	2006	Three month
25,000	2009	Three month

$80,000

17.	SUBORDINATED DEBT
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
In December 2003, NCB, pursuant to the Amended Financing Agreement, made a $53.6 million payment to Treasury to prepay its 91-day renewing Class A note. Also on that date, NCB replaced the remaining three Class A notes outstanding, in the aggregate amount of $129.0 million, by issuing, five new replacement Class A notes of renewing maturities.
At maturity, each note is replaced with a reissued note for the same term, with an interest rate based upon the yield on Treasury securities of comparable maturities, as of the date of repricing, plus 100 basis points, subject to the final maturity date of October 31, 2020, on which date all remaining balances under the notes are due.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The interest payments for each tranche are determined in accordance with the following schedule, which also includes the carrying amounts of the subordinated debt at December 31, (dollars in thousands):

2005

		Next Repricing	Carrying
Index	Index Rate	Date	Amount

91 - day Treasury rate	3.90%	15-Mar-06	$39,310
2 - year Treasury rate	4.37%	15-Dec-07	18,218
3 - year Treasury rate	2.41%	15-Dec-06	27,564
7 - year Treasury rate	3.79%	15-Dec-10	32,847
10 - year Treasury rate	4.28%	15-Dec-13	6,050

			123,989
Debt issuance costs			(872)

Total			$123,117

2004

		Next Repricing	Carrying
Index	Index Rate	Date	Amount

91 - day Treasury rate	2.22%	15-Mar-05	$39,310
2 - year Treasury rate	1.88%	15-Dec-05	20,718
3 - year Treasury rate	2.41%	15-Dec-06	27,564
7 - year Treasury rate	3.79%	15-Dec-10	32,847
10 - year Treasury rate	4.28%	15-Dec-13	6,050

			126,489
Debt issuance costs			(906)

Total			$125,583

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table shows, pursuant to the Amended Financing Agreement, the amortization schedule of the five Class A notes (dollars in thousands):

Debt Amortization

	Beginning	Annual	Periodic	Ending
Year	Balance	Amortization	Amortization	Balance

2005	$126,489	$2,500	$—	$123,989
2006	123,989	2,500	—	121,489
2007	121,489	2,500	—	118,989
2008	118,989	2,500	—	116,489
2009	116,489	2,500	—	113,989
2010	113,989	—	23,989	90,000
2011	90,000	5,000	—	85,000
2012	85,000	5,500	—	79,500
2013	79,500	6,050	—	73,450
2014	73,450	6,655	—	66,795
2015	66,795	7,321	—	59,474
2016	59,474	8,053	—	51,421
2017	51,421	8,858	—	42,563
2018	42,563	9,744	—	32,819
2019	32,819	10,718	—	22,101
2020	22,101	—	22,101	—

Total		80,399	46,090

At December 31, 2005 and 2004, the non-current balance of the subordinated debt was $121.5 million and $124.0 million, respectively. The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes and subordinated debt issued by NCB that by its terms are junior to the Class A notes have first preference with respect to NCB’s assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes (See Note 23).
The Act also states that the amount of NCB borrowings, which may be outstanding at any time, shall not exceed 10 times the paid-in capital and surplus that, as defined by the Act, includes the subordinated debt.

18.	JUNIOR SUBORDINATED DEBT
In December 2003, NCB sold $50.0 million of trust preferred securities through a statutory business trust, NCB Capital Trust I (“Trust”). NCB owns all of the common securities of this Delaware trust. The Trust has no independent assets or operations and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by NCB. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of NCB, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NCB. This debt is based on the 3-month LIBOR rate plus 290 bps and the rate resets every 3 months.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a schedule of outstanding Junior Subordinated debt at December 31, 2005 and 2004 (dollars in thousands):

			Carrying
			Amount
Index	Index Rate	Maturity Date	2005

3-month LIBOR	4.15%	07-Jan-34	$51,547
Debt issuance costs			(933)

			$50,614

			Carrying
			Amount
			2004

3-month LIBOR	2.07%	07-Jan-34	$51,547
Debt issuance costs			(967)

			$50,580

19.	COMMON STOCK AND MEMBERS’ EQUITY
NCB’s common stock consists of Class B stock owned by its borrowers, Class C stock owned by entities eligible to borrow from NCB, and Class D non-voting stock owned by others. During 2005 the one share of Class D stock outstanding was converted to Class C stock.
The following relates to common stock at December 31, 2005 and 2004:

	2005		2004

	Class B	Class C	Class B	Class C	Class D

Par value per share	$100	$100	$100	$100	$100
Shares authorized	1,700,000	300,000	1,600,000	300,000	100,000
Shares issued and outstanding	1,474,838	233,839	1,377,162	227,582	1
The changes in Class B and C common stock are described below (dollars in thousands):

	Class B	Class C	Total

Balance, December 31, 2002	$117,969	$22,307	$140,276
2002 patronage dividends distributed in common stock	9,800	484	10,284
Cancellation of stock	(613)	—	(613)

Balance, December 31, 2003	127,156	22,791	149,947

2003 patronage dividends distributed in common stock	15,930	936	16,866
Cancellation of stock	(5,394)	(968)	(6,362)
Adjustment to prior year dividends	24	—	24

Balance, December 31, 2004	137,716	22,759	160,475

2004 patronage dividends distributed in common stock	11,281	897	12,178
Cancellation of stock	(1,575)	(306)	(1,881)
Adjustment to prior year dividends	62	34	96

Balance, December 31, 2005	$147,484	$23,384	$170,868

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Members’ equity currently includes the two classes of common stock, allocated and unallocated retained earnings, and accumulated other comprehensive income. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated for patronage dividend distribution.

20.	REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB
In connection with the insurance of deposit accounts, NCB, FSB, a federally chartered, federally insured savings bank, is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Savings Association Insurance Fund (SAIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates and investment restrictions.
NCB, FSB’s capital exceeded the minimum capital requirements at December 31, 2005 and 2004. The following table summarizes NCB, FSB’s capital at December 31, 2005 and 2004 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Tangible Capital (to tangible assets)	$96,430	9.32%	$15,527	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	103,624	12.17%	68,134	8.00%	$85,168	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	95,864	11.26%	N/A	N/A	51,101	6.00%
Core Capital (to adjusted tangible assets)	96,430	9.32%	41,405	4.00%	51,756	5.00%
As of December 31, 2004:
Tangible Capital (to tangible assets)	$77,172	8.56%	$13,521	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	81,371	11.30%	57,623	8.00%	$72,029	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	77,010	10.69%	N/A	N/A	43,218	6.00%
Core Capital (to adjusted tangible assets)	77,172	8.56%	36,057	4.00%	45,071	5.00%
The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At December 31, 2005, NCB, FSB’s capital exceeded the minimum capital requirements; therefore, substantially all retained earnings were available for dividend declaration without prior regulatory approval.

21.	EMPLOYEE BENEFITS
Substantially all employees are covered by a non-contributory, defined contribution retirement plan. Total expense for the retirement plan for 2005, 2004, and 2003 was $0.9 million, $0.8 million, and $0.7 million, respectively.
NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant’s salary. Participants receive vesting credit (non-forfeitable rights to the money in their 401(k) account) based on their number of years of employment with NCB. Contributions and expenses for 2005, 2004, and 2003 were $0.8 million, $0.9 million and $0.8 million, respectively.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Participant matching contributions and earnings are vested in accordance with the following schedule:

Years of Service	Vesting

less than 2 years	0%
2	20%
3	50%
4	70%
5	85%
6	100%
Effective January 1, 1997, the Board of Directors approved the Executive Long-Term Incentive Plan (the Plan) to provide incentive compensation to certain key executives of NCB. The Plan’s terms were revised by the Board of Directors effective January 1, 1999 and revised again effective January 1, 2002. NCB expensed $1.3 million, $1.2 million, and $1.3 million for the Plan in 2005, 2004, and 2003, respectively.
22.     INCOME TAXES
Each year under the Act, NCB must declare tax-deductible patronage refunds in the form of cash, stock, or allocated surplus, which effectively reduce NCB’s federal income tax liability. In 2006, NCB is required to make patronage dividend payouts of approximately $22.8 million of 2005 earnings. The anticipated cash portion of the 2005 patronage dividend is included in patronage dividends payable at December 31, 2005. The estimated stock portion of the patronage dividend of 2005 earnings to be distributed has been added to allocated retained earnings at December 31, 2005. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.
The provision for income tax expense for the years ended December 31, consists of the following (dollars in thousands):

	2005	2004	2003

Current tax expense
Federal	$884	$326	$824
State and local	1,148	748	1,979

Total current	2,032	1,074	2,803

Deferred tax (benefit) provision
Federal	(16)	(81)	(52)
State and local	126	253	(301)

Total deferred	110	172	(353)

Provision for income tax expense	$2,142	$1,246	$2,450

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Statutory U.S. tax rate	$9,229	$8,092	$10,502
Patronage dividends	(8,342)	(7,546)	(9,756)
State and local taxes	1,273	1,001	1,678
Other	(18)	(301)	26

Provision for income tax expense	$2,142	$1,246	$2,450

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred tax assets net of liabilities, included in other assets, are composed of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Allowance for loan losses	$393	$445
Deferred commitment fees	318	270
Mark to market adjustments	269	213
Other	83	45

Gross deferred tax assets	1,063	973

Mortgage servicing rights	(300)	(161)
Federal Home Loan Bank stock dividends	(490)	(425)
Premises and equipment	(12)	(16)

Gross deferred tax liabilities	(802)	(602)

Net deferred tax asset	$261	$371

Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB’s history of earnings and management’s expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

23.	INCOME AVAILABLE FOR DIVIDENDS ON STOCK
Under existing senior debt agreements, the aggregate amount of cash dividends on Class C or Class D stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB’s consolidated adjusted net income accumulation (or minus 100% of NCB’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB’s taxable income for such calendar year. At December 31, 2005, NCB was not limited by the restrictions detailed above and thus the amount available for dividends on stock was approximately $116.0 million.
Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2005, 2004, and 2003 are 4.03%, 3.40% and 3.65%, respectively. Consequently, the amounts available for payment on the Class C stock for 2005, 2004, and 2003 are $0.9 million, $0.8 million, and $0.8 million, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

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
NCB’s exposure to credit loss in the event of nonperformance by the other parties to the commitments to extend credit and standby letters of credit issued is represented by the contract or notional amounts of those instruments. NCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swap transactions, forward commitments, and financial futures contracts, the contract or notional amounts do not represent exposure to credit loss. Rather, our exposure is limited to the estimated fair value in the following table.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the normal course of business, NCB makes loan commitments to extend credit agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NCB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory; property, plant and equipment, and residential and income-producing commercial properties.
NCB also makes rate lock commitments to extend credit to borrowers for the origination of cooperative multifamily loans to cooperative housing corporations, cooperative single-family loans, and single-family residential loans. In case of cooperative single-family loans and single-family residential loans, rate lock commitments generally extend for a 30-day period. Some of these commitments will expire without being completed. For cooperative multifamily loans, the rate lock commitments can extend for 12 months or longer, but there is generally little to no fall out prior to closing.
Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation including obligations of a non-financial nature.
Issuance fees associated with the standby letters of credit range from 0.63% to 5.00% of the commitment amount. The standby letters of credit mature throughout 2006 to 2010.
The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):

	Contract or Commitment Amounts		Estimated Fair Value

	2005	2004	2005	2004

Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$711,217	$624,310	$3,556	$3,122
Rate lock commitments to extend credit
Cooperative single family	4,687	21,171	37	557
Cooperative multifamily	115,790	121,460	46	(59)
Standby letters of credit	242,830	241,170	9,709	9,852
In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $7.9 million was recorded in Other liabilities in the Consolidated Balance Sheet at December 31, 2005. The corresponding amount at December 31, 2004 was $6.4 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.
NCB reserved $2.6 million and $1.8 million as of December 31, 2005 and 2004 to cover its loss exposure to unfunded commitments.

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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, mortgage-backed securities held for sale, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps and futures contracts are the designated derivatives hedging commitments in a fair value hedging relationship.
Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to warehouse loans, mortgage-backed securities held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below and included in the caption entitled “Gain On Sale of Loans” in the accompanying consolidated statements of income for the years ended December 31 (dollars in thousands):

	2005	2004

Unrealized gain (loss) on designated derivatives recognized(1)	$5,452	$(4,236)
(Decrease) Increase in value of warehouse loans(2)	(5,898)	3,915
Increase in value of investment securities held-for sale(3)	—	732

Net hedge ineffectiveness(4)	(446)	411

Unrealized (loss) gain on undesignated loan commitments recognized(5)	(2,039)	(913)
Gain on undesignated derivatives recognized(6)	2,273	314

Net gain (loss) on undesignated derivatives	234	(599)

Unrealized loss on non-hedging derivatives(7)	(128)	(21)

Net SFAS 133 adjustment	$(340)	$(209)

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap over the period presented.

(2)	Quantifies the change in value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Quantifies the change in the value of mortgage-backed securities being hedged, which were created from an exchange of loans for an investment security with Fannie Mae in December 2003.

(4)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(5)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period whichever is later.

(6)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(7)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counter parties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $0.8 million at December 31, 2005 representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counter parties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/ income on the hedged asset or liability.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/ sells these contracts to economically hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse.
Forward loan sales commitments lock in the prices at which single-family residential loans and cooperative single-family loans will be sold to investors. Management offsets the variability of a major portion of the change in fair value of these loans held for sale by entering into forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to economically hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative single-family loans. Some of these rate lock commitments will ultimately expire without being completed. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are both marked to market through earnings.
The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at December 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value

	2005	2004	2005	2004

Financial futures contracts	$22,200	$10,900	$(189)	$10
Interest rate swap agreements	$391,191	$409,817	$(1,043)	$(4,160)
Forward sales commitments
Cooperative single family	$12,920	$11,000	$(38)	$(192)
Cooperative multifamily	$43,000	$39,570	$(176)	$(425)

25.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Restricted Cash — The carrying amount approximates fair value.

Investments — Fair values are based on quoted market prices for identical or comparable securities.

Non-certificated interest-only receivables — The fair value of interest-only receivables is estimated by discounting the future cash flows using current market investor pass-through rates for similar securities.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicing Assets — The fair value of servicing assets is based on discounted future net cash flows received for servicing mortgages at current market rates offered by purchasers of mortgage servicing rights.

Loans and lease financing — The fair market value of adjustable rate loans is estimated by discounting the future cash flows assuming that the loans mature on the next repricing date using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and other loans and leases, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities.

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

Financial futures and forward contracts — The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2005 and 2004. The fair value of forward commitments is based on current market prices for similar contracts.

Accrued interest receivable and accrued interest payable — The carrying value of accrued interest payable is deemed to approximate fair value.

Deposit liabilities — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date (that is, their carrying amount). The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

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

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated fair values of NCB’s financial instruments as of December 31 are as follows (dollars in thousands):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$43,001	$43,001	$47,388	$47,388
Restricted cash	5,151	5,151	4,997	4,997
Investment securities
Available-for-sale	89,083	89,083	87,267	87,267
Held-to-maturity	1,640	1,669	1,739	1,809
Non-certificated interest-only receivables	35,671	35,671	37,833	37,833
Servicing assets	5,803	7,623	3,099	3,383
Loans held for sale	232,024	235,525	303,289	313,021
Loans and lease financing	1,243,510	1,227,432	1,097,667	1,109,590
Interest rate swap agreements	(1,043)	(1,043)	(4,160)	(4,160)
Financial futures	(189)	(189)	10	10
Forward sale commitments	(214)	(214)	(617)	(617)
Accrued interest receivables	8,167	8,167	6,374	6,374
Financial Liabilities:
Deposits	737,383	719,718	605,927	589,399
Short-term borrowings	312,882	312,882	396,929	396,929
Long-term debt	193,041	190,220	175,215	181,766
Subordinated debt	123,117	121,132	125,583	119,958
Junior subordinated debt	50,614	50,614	50,580	50,580
Accrued interest payable	3,190	3,190	3,448	3,448

	Contract or	Estimated	Contract or	Estimated
	Commitment	Fair	Commitment	Fair
Off-Balance Sheet Financial Instruments:	Amounts	Value	Amounts	Value

Undrawn commitments to extend credit	$711,217	$3,556	$624,310	$3,122
Standby letters of credit	242,830	9,709	241,170	9,852
Ratelock commitments to extend credit	120,477	83	142,631	498

26.	SEGMENT REPORTING
NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Consumer and Local Lending, and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The Retail and Consumer and Local Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is the segment reporting for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Commercial	Real Estate	Warehouse	Retail Consumer
2005	Lending	Lending	Lending	Lending	Other	NCB Consolidated

Net interest income
Interest income	$38,204	$18,984	$15,800	$20,904	$2,587	$96,479
Interest expense	20,186	8,069	11,766	10,218	2,098	52,337

Net interest income	18,018	10,915	4,034	10,686	489	44,142
Provision for loan losses	(825)	317	—	978	—	470
Non-interest income	6,135	3,182	25,019	2,867	—	37,203
Non-interest expense
Direct expense	7,205	2,552	5,333	5,052	16,375	36,517
Overhead and support	4,630	1,948	4,822	5,169	—	16,569

Total non-interest expense	11,835	4,500	10,155	10,221	16,375	53,086

Income (loss) before taxes	$13,143	$9,280	$18,898	$2,354	$(15,886)	$27,789

Total average assets	$549,269	$269,759	$346,994	$405,258	$65,580	$1,636,861

Total assets	$546,429	$285,513	$220,734	$478,650	$163,241	$1,694,567

	Commercial	Real Estate	Warehouse	Retail Consumer
2004	Lending	Lending	Lending	Lending	Other	NCB Consolidated

Net interest income
Interest income	$28,768	$13,840	$12,777	$14,947	$2,110	$72,442
Interest expense	17,172	6,110	4,347	6,915	578	35,122

Net interest income	11,596	7,730	8,430	8,032	1,532	37,320
Provision for loan losses	1,860	87	—	564	—	2,511
Non-interest income	8,268	1,520	19,731	2,984	631	33,134
Non-interest expense
Direct expense	8,864	6,479	3,317	4,041	11,399	34,100
Overhead and support	3,643	1,880	1,790	2,729	—	10,042

Total non-interest expense	12,507	8,359	5,107	6,770	11,399	44,142

Income (loss) before taxes	$5,497	$804	$23,054	$3,682	$(9,236)	$23,801

Total average assets	$497,098	$221,916	$263,747	$276,598	$207,232	$1,466,591

Total assets	$535,774	$253,516	$276,357	$348,602	$198,621	$1,612,870

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Commercial	Real Estate	Warehouse	Retail Consumer
2003	Lending	Lending	Lending	Lending	Other	NCB Consolidated

Net interest income
Interest income	$27,294	$12,219	$13,236	$9,945	$2,252	$64,946
Interest expense	16,168	5,468	3,460	5,326	360	30,782

Net interest income	11,126	6,751	9,776	4,619	1,892	34,164
Provision for loan losses	750	250	—	1,535	—	2,535
Non-interest income	10,344	3,549	30,999	4,371	3,389	52,652
Non-interest expense
Direct expense	10,467	7,562	1,671	5,375	16,349	41,424
Overhead and support	3,256	1,357	1,762	1,213	—	7,588

Total non-interest expense	13,723	8,919	3,433	6,588	16,349	49,012

Income (loss) before taxes	$6,997	$1,131	$37,342	$867	$(11,068)	$35,269

Total average assets	$473,551	$197,394	$268,303	$176,367	$189,498	$1,305,113

Total assets	$455,337	$195,439	$294,384	$243,015	$210,072	$1,398,247

27.	LOAN SALES AND SECURITIZATIONS
NCB sells commercial loans and commercial and residential real estate loans. When NCB sells loans it generally retains the MSRs and, depending on the nature of the sale, may also retain interest-only securities.
During 2005 and 2004, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s 2005 sale of loans through securitized transactions were $586.8 million and generated a total of $7.0 million in retained interests. The proceeds from NCB’s 2004 sales of loans through securitized transactions were $506.3 million and generated a total of $11.1 million in retained interests.
NCB also undertakes loan sales where the loans sold are not securitized. During the years ended December 31, 2005 and 2004, NCB sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $402.8 million and generated a total of $5.5 million in retained interests for the years ended December 31, 2005. The net proceeds from the sale of these loans were $119.5 million and generated a total of $1.0 million in retained interests for the year ended December 31, 2004.
In total NCB generated a gain on the sale of loans of $26.4 million and $18.3 million for the years ended December 31, 2005 and 2004, respectively.
During 2005, NCB did not sell any mortgage-backed securities. In 2004 NCB sold mortgage backed securities generating net proceeds of $81.8 million and retained interests of $3.1 million, respectively, and a gain on sale of $3.5 million.
See Note 4 — Loan Servicing for a presentation of loan balances that NCB services.

Mortgage Servicing Rights (“MSRs”)
MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.08% to 0.38% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
Per paragraph 63 of FAS 140 MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.
Activity related to MSRs for the years ended December 31, 2005 and 2004, respectively, are as follows (dollars in thousands):

	Mortgage Servicing Rights

	2005	2004

Balance at January 1	$3,099	$2,458
Additions	3,452	1,351
Amortization	(748)	(710)

Balance at December 31	$5,803	$3,099

NCB services three types of loans; cooperative single-family loans, cooperative multifamily loans and commercial real estate loans. At December 31, 2005 and 2004 the MSR balance relating to the servicing of cooperative single family loans was $2.0 million and $2.0 million respectively. At December 31, 2005 and 2004 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $3.8 million and $1.1 million respectively. To date, no principal losses relating to a NCB originated cooperative blanket or commercial real estate loan originated for sale has ever occurred.
Changes in the valuation allowance for MSRs were as follows (dollars in thousands):

	Year Ended December 31,

	2005	2004	2003

Balance at January 1	$—	$—	$—
Impairment	—	69	295
Reversal of Impairment	—	(69)	(295)

Balance at December 31,	$—	$—	$—

Considerable judgment is required to determine the fair values of our retained interests because these assets are generally not actively traded in stand-alone markets.
NCB’s MSR valuation process combines the use of sophisticated discounted cash flow models to arrive at an estimate of fair value at the time of the loan sale and each subsequent balance sheet date. The key assumptions used in the valuation of MSRs are mortgage prepayment speeds, the discount rate of residual cash flows and the earnings rate of P&I float, escrows and replacement reserves. These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. Multiple models are required to reflect the nature of the MSR of the different types of loans that we service.

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Years Ended December 31,

	2005	2004	2003

Weighted-average life (in years)	7.8	5.1	3.9
Weighted-average annual prepayment speed	6.9%	17.6%	22.7%
Residual cash flow discount rate (annual)	10.6%	10.4%	10.3%
Earnings rate P&I float, escrows and replacement reserves	4.2%	3.8%	3.7%
Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs at December 31, 2005 and 2004 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows (dollars in thousands):

	December 31,

	2005	2004

Fair value of mortgage servicing rights	$7,623	$3,383
Weighted-average remaining life (in years)	6.4	4.1
Weighted-average annual prepayment speed	7.1%	17.6%
Impact on fair value of 10% adverse change	$(270)	$(146)
Impact on fair value of 20% adverse change	$(431)	$(275)
Residual cash flows discount rate (annual)	10.6%	10.4%
Impact on fair value of 10% adverse change	$(389)	$(93)
Impact on fair value of 20% adverse change	$(662)	$(182)
Earnings Rate of P&I float, escrow and replacement	4.4%	3.8%
Impact on fair value of 10% adverse change	$(389)	$(120)
Impact on fair value of 20% adverse change	$(682)	$(239)

Interest Only receivables
Activity related to interest-only receivables for the years ended December 31, 2005 and 2004, respectively, is as follows (dollars in thousands):

	Certificated Interest-
	Only Receivables

	2005	2004

Balance at January 1	$42,063	$36,472
Additions	5,069	10,224
Reclass	898	—
Amortization	(5,007)	(4,783)
Change in valuation allowance	(961)	1,154
Writedown of asset due to prepayment	(35)	(1,004)

Balance at December 31	$42,027	$42,063

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Non-certificated Interest-
	Only Receivables

	2005	2004

Balance at January 1	$37,833	$39,249
Additions	4,115	3,523
Reclass	(898)	—
Amortization	(3,973)	(3,658)
Change in valuation allowance	(969)	(1,079)
Writedown of asset due to prepayment	(437)	(202)

Balance at December 31	$35,671	$37,833

Prepayment fees of $0.4 million and $1.4 million for the years ending December 31, 2005 and 2004, respectively, offset the writedown of the interest only receivables.
For interest only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumption used in the valuation of its other retained interests is the discount rate.
Key economic assumptions used in determining the fair value of interest only receivables at the time of securitization are as follows:

	December 31,

	2005	2004	2003

Weighted-average life (in years)	9.3	9.0	9.6
Weighted-average annual discount rate	5.44%	5.61%	5.42%
Key economic assumptions used in subsequently measuring the fair value of the Company’s other retained interests at December 31, 2005 and 2004, and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows (dollars in thousands):

	December 31,

	2005	2004

Fair value of other retained interest	$77,698	$79,896
Weighted-average life (in years)	7.4	7.9
Weighted average annual discount rate	5.93%	5.56%
Impact on fair value of 10% adverse change	$(1,679)	$(1,655)
Impact on fair value of 20% adverse change	$(3,300)	$(3,256)
At December 31, 2005 and 2004 the total principal amount outstanding of the underlying loans of the interest only receivables are $3.3 billion and $2.6 billion, respectively. At December 31, 2005 there was $7.6 million, or 0.2%, of delinquent loans. At December 31, 2004 none of the underlying loans was delinquent.
The interest only receivables that NCB holds relate almost exclusively to cooperative multifamily loans that NCB originated and sold. Most cooperative multifamily loans have a lockout period during which the borrower cannot prepay the loan. Many loans have a defeasance clause that allows the borrower to prepay its loan only by replacing the secured collateral with U.S. securities, which will produce cash flows sufficient to make all loan payments. Prepayment rates are thus considered to have a Conditional Prepayment Rate (CPR) of 0% during the lockout and defeasance period, regardless of the note rate of the loan. Other loans have yield maintenance or fixed penalties in conjunction with lockout periods. NCB retains an interest in most fixed penalties and yield maintenance penalties to offset any cash flow reduction, as it would relate to a prepayment, which mitigates prepayment risk. Cooperative multifamily loans, in general do not have the homogenous characteristics that one would find on single-family loans. Due to the highly negotiated nature of each individual transaction

NATIONAL COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an event considered to be adverse is not consistent across all of our interest only receivables and thus severely limits any sensitivity analysis relating to prepayment speeds.
All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
The following table summarizes the cash flows received from loan sale activity and retained interests for the years ended December 31, (dollars in thousands):

	2005	2004

Net proceeds from loans sold through securitization	$586,796	$506,326
Net proceeds from other loan sales	$402,850	$119,480
Net proceeds from sale of mortgage-backed securities	$—	$81,793
Servicing fees received	$4,118	$3,860
Cash flows received on interest-only receivables	$14,562	$14,412

28.	LEGAL PROCEEDINGS
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
The NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the NCB’s disclosure controls and procedures as of December 31, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the NCB’s Chief Executive Officer and Chief Financial Officer concluded that the NCB’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the NCB can meet its obligations to disclose in a timely manner material information required to be included in the NCB’s reports under the Exchange Act.
There has been no change in NCB’s internal control over financial reporting that occurred during NCB’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NCB’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The directors and executive officers of NCB and the positions held by each are as follows:

		Year First
		Elected or	End of
	Position	Appointed	Term	Age

Stephanie McHenry	Chairperson of the Board of Directors and Director	2001	2007	43
William F. Casey, Jr.	Vice Chairperson of the Board of Directors and Director	2002	2008	61
Charles E. Snyder	President and Chief Executive Officer	1983	—	52
Allan J. Baum	Director	2004	2009	50
Roger Collins	Director	2005	2008	57
Irma Cota	Director	2003	2007	52
Rafael Cuellar*	Director	2002	2005	36
Steven Cunningham	Director	2005	2008	64
William Hampel	Director	2004	2007	54
Grady B. Hedgespeth	Director	2003	2006	50
H. Jeffrey Leonard	Director	2002	2008	51
Rosemary Mahoney	Director	2003	2008	45
Richard A. Parkinson	Director	2003	2006	56
Alfred A. Plamann*	Director	2003	2006	63
Andrew Reicher	Director	2003	2006	54
Michael D. Scott*	Director	2002	2005	42
Steven A. Brookner	Executive Managing Director, NCB; Chief Executive Officer, NCB, FSB	1997	—	42
Charles H. Hackman	Managing Director, Chief Credit Officer, NCB; President, NCB Capital Corporation and NCB Financial Corporation	1984	—	60
Mark W. Hiltz	Managing Director, Chief Risk Officer	1982	—	57
Richard L. Reed	Executive Managing Director, Chief Financial Officer, NCB; Chief Financial Officer, NCB Capital Corporation, NCB Financial Corporation and NCB, FSB	1985	—	47
Patrick N. Connealy	Managing Director, Corporate Banking Group	1986	—	49
Kathleen M. Luzik	Managing Director, NCB; Chief Operating Officer, NCB, FSB	1991	—	42

*	Presidentially appointed Directors who will serve until their successors are appointed and confirmed.
Stephanie McHenry is President of Cleveland Banking Region, ShoreBank. Prior to the merger of ShoreBank affiliated institutions, she was President and Chief Operating Officer of ShoreBank in Cleveland, OH. Prior to joining ShoreBank Ms. McHenry was director of Minority Business Development of Greater Cleveland Growth Association and Executive Director of Northern Ohio Minority Business Council since 1998.
William F. Casey, Jr., is the President of the Co-operative Central Bank and the Co-operative Bank Investment Fund since April 2000. At the Co-operative Central Bank, he also held the positions of Executive Vice President and Treasurer for sixteen years and Financial Vice President for seven years.
Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB from 1983 to December 1991.
Allan J. Baum is President of Weathervane Development Corporation since 1987 and formerly a Managing Director of Credit Suisse First Boston, retiring January 2002. Mr. Baum holds a bachelor’s degree from Dartmouth College and an MBA from

Columbia University’s Graduate School of Business. He has 18 years of experience in public finance and real estate investment banking. Mr. Baum is formerly Director of NCB Development Corporation and has participated in NCB’s Mission Banking planning.
Roger B. Collins is President and Chief Executive Officer of Harp’s Foodstores, Inc., a regional grocery chain located in Arkansas, Oklahoma and Missouri. He currently serves on the Board of Directors of Associated Wholesale Grocers (AWG). Mr. Collins has a bachelor’s degree in economics from Rice University, Houston, Texas and a master’s in business administration from the University of Texas in Austin, Texas.
Irma Cota is Chief Executive Officer of North County Health, formerly President of California Primary Care Association and immediate past President of the San Diego Council of Community Clinics. Ms. Cota holds a masters degree in public health from San Diego State University. Having over thirty years of experience specializing in health/medical, Ms. Cota has extensive experience in working with non-profit boards of directors, currently serving on the Alliance Health Care Foundation Board.
Rafael E. Cuellar, a Presidential Appointee to the Board, has been President and Chief Financial Officer of ECO & Sons, Inc. from 1996 to 2005. He is currently President and Chief Executive Officer of Shoprite. Prior to that, he was a Lieutenant in the U.S. Navy for nine years. Mr. Cuellar has served on the Board of Directors of the Bergen County Hispanic Chamber of Commerce, the New Jersey State Chamber of Commerce, the North Jersey Regional Chamber of Commerce and the William Paterson University Foundation, et. al.
Steven F. Cunningham is President and Chief Executive Officer of IMARK Group, Inc., a purchasing cooperative of independently owned electrical suppliers and equipment wholesalers. He currently serves as President and Director of Elite Distributors Insurance Co., located in Grand Cayman. He also serves as a director of Mutual Services Cooperative and is currently first vice chair of the National Cooperative Business Association’s Board of Directors. Mr. Cunningham has a bachelor’s degree in accounting from Lehigh University, Bethlehem, Pennsylvania.
William F. Hampel is Senior Vice President for Research and Policy Analysis and Chief Economist of Credit Union National Association. Mr. Hampel holds a bachelor of arts degree in economics from University of Dallas and a Ph.D in economics from Iowa State University. Mr. Hampel was a member of the board of CUNA Credit Union from 1991 to 2004 serving as secretary, treasurer, vice president, and chair. Mr. Hampel is also a member of CUNA’s regulatory and legislative advocacy team.
Grady B. Hedgespeth is a consultant for Seedco and was formerly the Chief Financial Officer of Seedco. Prior to that, he was President and Executive Director of ICA Group, a national nonprofit economic development intermediary in Brookline, MA. Prior to his position at ICA, Mr. Hedgespeth designed and established BankBoston Development Company (now Fleet Development Ventures), the nation’s first bank-owned urban investment bank.
H. Jeffrey Leonard has been President, founding shareholder and Director of Global Environmental Fund Management Corporation since 1989. He is also the President of Global Environment Fund since 1989, and is the Chairman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.
Rosemary K. Mahoney is a consultant of MainStreet Cooperative Group, LLC. Ms. Mahoney is a member of the Board of Directors of the National Cooperative Business Association.
Richard A. Parkinson is the President and Chief Executive Officer of Associated Food Stores, Inc., in Salt Lake City, Utah. Mr. Parkinson also served as a member of the executive committee of the Board at Associated Food Stores.
Alfred A. Plamann, a Presidential Appointee to the Board, is the President and Chief Executive Officer of Unified Western Grocers, formerly known as Certified Grocers of California, Ltd. in Commerce, CA. He was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the Board of Directors of several of Unified’s subsidiaries. Additionally, he has served on the Board of Directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer’s Association (CGA), and has been a member of the Industry Relations Committee of the Food Marketing Institute (FMI).
Andrew Reicher is the Executive Director of the Urban Homesteading Assistance Board, Inc. (UHAB) where he has served for nearly 25 years. UHAB supports affordable housing and community development in New York City.

Michael D. Scott, a Presidential Appointee to the Board, is a Senior Advisor at the U.S. Department of the Treasury. Prior to joining the Administration of George W. Bush, he worked extensively in investments, capital markets, corporate finance, corporate strategy, commercial finance and lending.
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
Richard L. Reed is Executive Managing Director and Chief Financial Officer of NCB. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.
Patrick N. Connealy is a Managing Director and the head of the Corporate Banking Group of NCB. Prior to joining NCB in 1986, he worked as a supervisory officer with the Farm Credit Administration in Washington, DC, and as assistant vice president and loan officer for the Farm Credit Bank of Omaha.
Kathleen M. Luzik is a Managing Director of NCB, and Chief Operating Officer of NCB, FSB. Ms. Luzik joined NCB in 1991, and has held positions as a real estate underwriter and lender, business development officer, vice president of secondary marketing, and managing director of real estate loan servicing. In 1999, she was named managing director of NCB’s Real Estate Group where she was responsible for all operational activities of the Real Estate Group, overseeing the National Real Estate and Master Servicing Teams. Prior to joining NCB, Ms. Luzik was a financial analyst for the Patrician Financial Company.
Non-Incumbent Nominees for Directorships

Barbara R. Meskunas
Doris Spencer
Jay Sletson
Barbara R. Meskunas is currently self-employed and was formerly employed as a policy analyst and program director for the Institute of Contemporary Studies in California. She has served as Board member of the California Association of Housing Cooperatives and the National Association of Housing Cooperatives. Ms. Meskunas served as Commission President of the San Francisco Housing Authority from 1993 to 1996 and currently is a member of the Redevelopment Agency’s Citizen Advisory Committee.
Doris Spencer is currently the Education Director for Amalgamated and Park Reservoir Housing in New York and has worked for the cooperative for more than 18 years. Ms. Spencer is also Executive Director of the Herman Liebman Memorial Fund, Inc., which promotes community education, recreational and cultural activities and she is actively involved with Coordinating Council of Cooperatives in New York City.
Jay Sletson is executive director and secretary/treasury of FPA Cooperatives, Inc. a purchasing cooperative owned and operated by Pennsylvania State University fraternities, sororities and non-profit agencies in Centre County, Pennsylvania.
COMPOSITION OF BOARD OF DIRECTORS
The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. No director may be elected to more than two consecutive full terms. After expiration of the term of a director, he or she may continue to serve until a successor has been elected or has been appointed and qualified. Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Rafael E. Cuellar is the Presidential appointee from among proprietors of small business concerns. Michael D. Scott is the Presidential appointee from among the officers of U.S. agencies and departments. Alfred A. Plamann is the Presidential appointee from among persons representing low-income cooperatives.
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
COMMITTEES OF THE BOARD
The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, such as Audit/ Risk Management, Mission Banking/ Low Income, Executive/ Compensation, Nominating and Strategic Planning Committees.
The Audit/ Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are William F. Casey, Jr. (Chair), Stephanie McHenry, Michael D. Scott, William F. Hampel, Richard A. Parkinson, Allan Baum and Roger B. Collins. The Board of Directors has determined that William F. Casey, Jr, is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 401(h) under Regulation S-K).
The Mission Banking/ Low Income Committee is responsible for evaluating NCB’s best efforts to achieve 35 percent of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Development Corporation to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCBDC, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are H. Jeffrey Leonard (Chair), Irma Cota, Grady B. Hedgespeth, Rosemary K. Mahoney, Alfred A. Plamann, Andrew Reicher and Steven F. Cunningham.
The Executive/ Compensation Committee exercises all powers of the Board of Directors when failure to act until the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends for board approval the consolidated annual budget. The members are Stephanie McHenry (Chair), William F. Casey, Jr., H. Jeffrey Leonard, Richard Parkinson and Irma Cota.
The Committee is also responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of NCB. The Committee also communicates to the members the compensation policies and the reasoning behind such policies, and recommends to the Board retainer and meeting fees for the Board of Directors and Committees of the Board. They also review NCB’s compensation strategy for executive council and matters relating to management succession. The Committee reviews NCB’s employee benefit programs.
The Nominating Committee annually oversees the election for NCB directors. The committee periodically drafts election rules on behalf of the Board of Directors and reviews modifications and election materials. The Committee reviews the eligibility of nominees taking into consideration financial experience, size of constituency, organization represented and leadership and ability. The members of the committee are Allan Baum (Chair) and all members not running for election.

The Strategic Planning Committee monitors and reviews all NCB-related entities’ planning activities delegated to them by the Board. The members of the committee are Stephanie McHenry (Chair) and the full Board of Directors.
CODE OF ETHICS
NCB has adopted a code of conduct and ethics that includes an NCB Senior Financial Officers’ Code of Ethics that applies to NCB’s principal executive officer, principal financial officer and principal accounting officer. A copy of the code is filed as an exhibit to this annual report.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION OF THE OFFICERS
The following table sets forth the compensation during the last three fiscal years of NCB’s Chief Executive Officer and its four other most highly compensated executive officers.

				Long-term
			Compensation	Incentive Plan	All Other
Name and Principal Position	Year	Annual Salary	Bonus	Payouts	Compensation*

Charles E. Snyder	2005	$465,890	$248,063	—	$223,850
President & CEO	2004	446,066	224,952	639,896	212,636
	2003	438,048	219,300	—	205,738
Steven A. Brookner	2005	308,081	138,125	—	124,700
Executive Managing Director & CEO of NCB, FSB	2004	262,431	160,864	247,406	127,720
	2003	258,495	210,500	—	116,760
Richard L. Reed	2005	265,371	116,875	—	27,930
Executive Managing Director & CFO	2004	222,478	94,300	222,876	22,773
	2003	210,962	119,947	—	25,660
Charles H. Hackman	2005	255,863	109,956	—	26,700
Managing Director & CCO	2004	246,514	101,995	251,876	22,127
	2003	238,433	101,660	—	25,660
Kathleen M. Luzik	2005	229,720	102,638	—	26,700
Managing Director & COO	2004	204,103	111,100	183,233	30,687
	2003	196,428	145,000	—	20,825

*	The “All Other Compensation” reported for 2005 consists of NCB’s contributions to the defined contribution retirement plan accounts of the named officers. Also included within this category for Mr. Snyder and Mr. Brookner are $183,900 and $98,000 respective premiums for life insurance policies, a $13,250 car allowance for Mr. Snyder and a $1,230 service award for Mr. Reed. NCB’s matching contributions to the 401 (k) plan accounts of the named officers, and NCB’s payments of insurance premiums for the named officers are as follows:

	Retirement Plan	Matching 401(k)	Insurance
	Contribution	Contribution	Premiums

Mr. Snyder	$12,600	$12,600	$1,500
Mr. Brookner	12,600	12,600	1,500
Mr. Reed	12,600	12,600	1,500
Mr. Hackman	12,600	12,600	1,500
Ms. Luzik	12,600	12,600	1,500
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
COMPENSATION OF THE BOARD
Under the Act, directors appointed by the President from among proprietors of small businesses and from persons with experience in low-income cooperatives, are entitled to (1) compensation at the daily equivalent of the compensation of a GS18 civil servant (now “Senior Executive Service”) which amounted in 2005 to $560 a day, and (2) travel expenses. Typically, they receive compensation for no more than nine days a year. Directors elected by shareholders are entitled to (1) annual compensation of $10,000, (2) $1,000 for the chairman of each committee, (3) $1,000 for each board meeting attended, (4) $250 for each committee meeting attended up to two meetings only, and (5) travel expenses. The Chairman of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses. Chairs of affiliate/subsidiary boards are entitled to an additional compensation of $3,000 per year.

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
The following table shows those cooperatives that owned more than 5 percent of NCB’s Class B or Class C stock as of December 31, 2005.

	Class B Stock		Class C Stock

		Percent of		Percent of
Name and Address of Shareholders	Shares	Class	Shares	Class

The Co-operative Central Bank	30,500	2.07%	29,119	12.45%
Greenbelt Homes, Inc.	14,440	0.98%	29,518	12.62%
Group Health, Inc.*	14,227	0.96%	14,544	6.22%

*	Included in Group Health, Inc. is Central Minnesota Group Health Plan’s (who is affiliated with Group Health, Inc.) Class B and Class C shares of stock in the amount of $5,469 and $3,063, respectively.
Because the Act restricts ownership of NCB’s Class B and Class C stock to eligible cooperatives, NCB’s officers and directors do not own any Class B or Class C stock, although cooperatives with which they are affiliated may own such stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Transactions
In the ordinary course of business, NCB has made loans at prevailing interest rates and terms to directors and executive officers of NCB and to certain entities to which these individuals are related. At December 31, 2005 and 2004, loans to executive officers and directors of our company and its affiliates, including loans to their associates, totaled $92.5 million and $91.7 million, respectively. During 2005, loan additions were $49.2 million and loan repayments were $48.4 million. There were no related party loans that were impaired, nonaccrual, past due, restructured or potential problems at December 31, 2005 or December 31, 2004.
NCB has a $5.0 million committed line of credit facility and a $7.5 million bid line with the Co-operative Central Bank of which Mr. Casey is the President and CEO. There was no outstanding balance as of December 31, 2005.
NCB has a $3.6 million term loan with the Central Co-operative Bank ESOP Plan Trust, a member of the Co-operative Central Bank of which Mr. Casey is President and CEO. There was $2.7 million outstanding on the loan at December 31, 2005.

NCB has entered into agreements with Grocers Capital Company (GCC) and United Resources, Inc. (URI), finance subsidiaries of Unified Western Grocers (UWG) of which Mr. Plamann is President and Chief Executive Officer, to purchase member loans originated by GCC and URI, and/or originate loans directly to members’ of UWG. The outstanding amount as of December 2005 is $63.5 million. NCB also has a $10.0 million revolving line of credit to GCC. There was no balance outstanding on this facility as of December 31, 2005.
NCB has a revolving line of credit with National Cooperative Business Association of which Mr. Snyder, President and CEO of NCB, and Mr. Cunningham, President and CEO of IMARK Group, Inc. are Board Members. The commitment for the loan is $675,000 and NCB participates $250,000 of the facility to another financial institution, non-recourse.
NCB has a letter of credit with IMARK Group, Inc. of which Mr. Cunningham is President and CEO. As of December 31, 2005, the exposure with the letter of credit is $2.06 million.
NCB has term loans with Harp’s Foodstores, Inc. of which Mr. Collins is President and CEO. As of December 31, 2005, the term loans had outstanding balances totaling $5.49 million.
NCB has two loans with GEF Management Corporation of which H. Jeffrey Leonard is President. As of December 31, 2005, the ESOP term loan has a balance of $1.9 million and the $6.0 million revolving line of credit had no balance outstanding.
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
NCB has paid or expects to pay the following fees to KPMG LLP for work performed in 2005 and 2004 (in thousands):

	2005	2004

Audit fees	$349	$385
Audit-related fees	126	—
Tax fees	—	—
All other fees	—	—

Total fees	$475	$385

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

Financial Statements as of December 31, 2005, 2004, and 2003.

Page #

31	Report of Independent Registered Public Accountants
32	Consolidated Balance Sheets
33	Consolidated Statements of Income
34	Consolidated Statements of Comprehensive Income
35	Consolidated Statements of Changes in Members’ Equity
36-37	Consolidated Statements of Cash Flows
38-67	Notes to the Consolidated Financial Statements

(a)(2) Not applicable

Form 10-K Items 15(a)(3) and 15(b)

(a)(3) The following exhibits are filed as a part of this report.

Exhibit
Number

(a) 3.1	National Consumer Cooperative Bank Act, as amended through 1981
(c) 3.2	1989 Amendment to National Consumer Cooperative Bank Act
(t) 3.3	Bylaws of NCB
(t) 4.1	Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2
(h) 4.11	Form of Indenture for Debt Securities
(i) 4.12	Form of Fixed Rate Medium-term Note
(j) 4.13	Form of Floating Rate Medium-term Note
*(x) 10.3	Deferred Compensation Agreement with Charles E. Snyder
*(x) 10.4	Severance Agreement with Charles E. Snyder
(b) 10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Development Corporation)
(l) 10.8	Master Shelf Agreement with Prudential Insurance Co. of America et al. (June 1997)
(o) 10.12	Lease on Headquarters of NCB
*(x) 10.13	NCB Executive Long-Term Incentive Plan Approved 7/28/03
(m) 10.23	Note Purchase Agreement with Prudential Insurance Company of America (Dec. 1999)
(n) 10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential (Dec. 2001)
(p) 10.31	Split Dollar Agreement with Chief Executive Officer
(q) 10.32	Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent
*(x) 10.33	NCB Executive Short-Term Incentive Plan for 2004
(t) 10.34	$50 million Note Purchase Agreement (Jan. 2003)
(u) 10.35	First Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent
(v) 10.36	Second Amendment to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent
(w) 10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003
(x) 10.38	First Amendment to Master Shelf Agreement with Prudential dated December 28, 1999

Exhibit
Number

(x) 10.39	Amendment No. 3 to Fourth Amended and Restated Loan Agreement with Fleet Bank as Agent dated December 5, 2003
(x) 10.40	First Amendment dated December 15, 2003 to Note Purchase Agreement dated
(x) 10.41	Second Amendment dated December 9, 2003 to Master Shelf Agreement with Prudential
(x) 10.42	First Amendment dated December 9, 2003 to Note Purchase Agreement with Prudential
(x) 10.43	First Amendment dated December 9, 2003 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential
(x) 10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003
(x) 10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003
(x) 10.46	Guarantee Agreement dated December 17, 2003
*(x) 10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003
(x) 10.48	Blanket Agreement for Advances with Federal Home Loan Bank Board of Cincinnati
(x) 10.49	Commercial Real Estate Addendum to Blanket Agreement for advances with Federal Home Loan Bank Board of Cincinnati
(y) 10.50	Amendment No. 4 dated May 5, 2004 to Fourth Amended and Restated Loan Agreement with Fleet Bank
(z) 10.51	Second Amendment dated December 31, 2004 to Prudential Note Purchase and Uncommitted Master Shelf Agreement
*(z) 10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Charles Snyder
*(z) 10.53	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Terry Simonette
*(z) 10.54	Agreement to Provide Supplemental Retirement Benefits for CEO of NCB, FSB
(bb) 10.55	Lease for 2011 Crystal Drive, Arlington, Virginia 22202
(aa) 13	2004 Annual Report
(cc) 14	NCB Senior Financial Officers’ Code of Ethics
(dd) 21.1	List of Subsidiaries and Affiliates of the NCB
(cc) 23.1	Consent of KPMG LLP
(n) 24.11	Power of Attorney by Stephanie McHenry
(t) 24.15	Power of Attorney by Michael D. Scott
(t) 24.16	Power of Attorney by Rafael E. Cuellar
(t) 24.17	Power of Attorney by William F. Casey, Jr.
(t) 24.18	Power of Attorney by H. Jeffery Leonard
(x) 24.19	Power of Attorney by Irma Cota
(x) 24.20	Power of Attorney by Grady B. Hedgespeth
(x) 24.21	Power of Attorney by Rosemary Mahoney
(x) 24.22	Power of Attorney by Richard A. Parkinson
(x) 24.23	Power of Attorney by Alfred A. Plamann
(x) 24.24	Power of Attorney by Andrew Reicher
(z) 24.25	Power of Attorney by Allan J. Baum
(z) 24.26	Power of Attorney by William Hampel
(cc) 24.27	Power of Attorney of Roger Collins
(cc) 24.28	Power of Attorney of Steven Cunningham
(cc) 31.1	Rule 15d-14(a) Certifications
(cc) 31.2	Rule 15d-14(a) Certifications

Exhibit
Number

(cc) 32	Section 1350 Certifications
(cc) 99.1	Registrant’s 2005 Election Materials

*	Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(x)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 2-99779).

(y)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 2-99779).

(z)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 2-99779)

(aa)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report Form 10-Q for the period ended March 31, 2005 (File No. 2-99779)

(bb)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K, January 30, 2006 (File No. 2-99779)

(cc)	Filed herewith

(dd)	Included in Part I of this report on Form 10-K.
* * * * * * * * * *

(b) The registrant filed no reports on Form 8-K during the last quarter of 2005.
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
Date: March 30, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

/s/ *Stephanie McHenry Stephanie McHenry	Chairperson of the Board of Directors and Director	03/30/06

/s/ *William F. Casey, Jr. William F. Casey, Jr.	Vice Chairperson of the Board of Directors and Director	03/30/06

/s/ Charles E. Snyder Charles E. Snyder	President and Chief Executive Officer	03/30/06

/s/ *Allan J. Baum Allan J. Baum	Director	03/30/06

/s/ *Roger Collins Roger Collins	Director	03/30/06

/s/ *Irma Cota Irma Cota	Director	03/30/06

/s/ *Ralph E. Cuellar Ralph E. Cuellar	Director	03/30/06

/s/ *Steven Cunningham Steven Cunningham	Director	03/30/06

/s/ *William Hampel William Hampel	Director	03/30/06

/s/ *Grady B. Hedgespeth Grady B. Hedgespeth	Director	03/30/06

Signature		Title	Date

/s/ *H. Jeffrey Leonard H. Jeffrey Leonard		Director	03/30/06

/s/ *Rosemary Mahoney Rosemary Mahoney		Director	03/30/06

/s/ *Richard A. Parkinson Richard A. Parkinson		Director	03/30/06

/s/ *Alfred A. Plamann Alfred A. Plamann		Director	03/30/06

/s/ *Andrew Reicher Andrew Reicher		Director	03/30/06

/s/ *Michael D. Scott Michael D. Scott		Director	03/30/06

/s/ Richard L. Reed Richard L. Reed		Executive Managing Director, Principal Financial Officer	03/30/06

/s/ Dean Lawler Dean Lawler		Senior Vice President, Principal Accounting Officer	03/30/06

*By	/s/ Richard L. Reed Richard L. Reed (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS,
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2006 annual meeting. The registrant has not yet distributed the 2005 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.
Exhibit Index

Ex. No.	Exhibit

14	NCB Senior Financial Officers’ Code of Ethics
23.1	Consent of KPMG LLP
24.27	Power of Attorney of Roger Collins
24.28	Power of Attorney of Steven Cunningham
31.1	Rule 15d-14(a) Certifications
31.2	Rule 15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Registrant’s 2006 Election Materials