Form 10-Q
period 2006-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2006-05-15
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2006: Class B 1,474,182; Class C 233,741.

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries
INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — March 31, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Income (unaudited) — for the three months ended March 31, 2006	2
	and 2005

	Consolidated Statements of Comprehensive Income (unaudited) — for the three months ended March 31, 2006 and 2005	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the three months ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows (unaudited) — for the three months ended March 31, 2006 and 2005	5

	Condensed Notes to the Consolidated Financial Statements (unaudited) — March 31, 2006	7-23

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the three months ended March 31, 2006 and 2005	24-34

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 6	Exhibits	34

Signatures and Certifications

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2006
	(Unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$44,506	$43,001
Restricted cash	5,204	5,151
Investment securities
Available-for-sale	88,215	89,083
Held-to-maturity	1,595	1,640
Loans held for sale	206,049	232,024
Loans and lease financing	1,289,605	1,263,703
Less: Allowance for loan losses	(20,147)	(20,193)

Net loans and lease financing	1,269,458	1,243,510
Other assets	85,482	80,158

Total assets	$1,700,509	$1,694,567

Liabilities and Members’ Equity
Liabilities
Deposits	$777,791	$737,383
Patronage dividends payable in cash	11,275	9,518
Other liabilities	51,247	49,004
Borrowings
Short-term	273,312	312,882
Long-term
Current	80,000	80,000
Non-current	112,140	113,041
Subordinated debt
Current	2,500	2,500
Non-current	120,632	120,617
Junior subordinated debt	50,622	50,614

Total borrowings	639,206	679,654

Total liabilities	1,479,519	1,475,559

Members’ equity
Common stock	170,792	170,868
Retained earnings
Allocated	15,763	13,307
Unallocated	34,480	33,423
Accumulated other comprehensive income	(45)	1,410

Total members’ equity	220,990	219,008

Total liabilities and members’ equity	$1,700,509	$1,694,567

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31,
(in thousands)
(Unaudited)

	2006	2005
Interest income
Loans and lease financing	$25,625	$19,141
Investment securities	1,569	1,077
Other interest income	772	811

Total interest income	27,966	21,029

Interest expense
Deposits	6,937	4,210
Short-term borrowings	4,195	2,483
Long-term debt, other borrowings and subordinated debt	5,398	4,302

Total interest expense	16,530	10,995

Net interest income	11,436	10,034

(Credit) Provision for loan losses	(13)	1,167

Net interest income after provision for loan losses	11,449	8,867

Non-interest income
Gain on sale of loans	4,284	9,393
Servicing fees	1,095	1,042
Letter of credit fees	727	929
Prepayment Fees	920	(62)
Other	803	594

Total non-interest income	7,829	11,896

Non-interest expense
Compensation and employee benefits	8,029	7,278
Occupancy and equipment	1,560	1,424
Contractual services	1,637	1,507
Corporate development	599	443
Information systems	696	744
Travel and entertainment	346	367
Other	710	848

Total non-interest expense	13,577	12,611

Income before income taxes	5,701	8,152

Provision for income taxes	505	677

Net income	$5,196	$7,475

Distribution of net income
Patronage dividends	$4,212	$7,176
Retained earnings	984	299

	$5,196	$7,475

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31,
(in thousands)
(Unaudited)

	2006	2005

Net income	$5,196	$7,475

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(1,462)	(766)
Tax effect	7	11

Comprehensive income	$3,741	$6,720

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2006 and 2005
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	5,196	—	5,196
Adjustment to prior year dividends	—	3	(3)	—	—
Cancellation of stock	(76)	—	76	—	—
2006 patronage dividends
To be distributed in cash	—	—	(1,759)	—	(1,759)
Retained in form of equity	—	2,453	(2,453)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(1,455)	(1,455)

Balance, March 31, 2006	$170,792	$15,763	$34,480	$(45)	$220,990

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2004	$160,475	$12,340	$29,112	$3,563	$205,490
Net income	—	—	7,475	—	7,475
Cancellation of stock	(257)	—	257	—	—
2005 patronage dividends
To be distributed in cash	—	—	(2,906)	—	(2,906)
Retained in form of equity	—	4,269	(4,269)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net	—	—	—	(755)	(755)

Balance, March 31, 2005	$160,218	$16,609	$29,669	$2,808	$209,304

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$5,196	$7,475
Adjustments to reconcile net income to net cash provided by operating activities
(Credit) provision for loan losses	(13)	1,167
Provision for losses on unfunded commitments	63	70
Amortization of interest-only-receivables and servicing rights	2,413	2,355
Depreciation and amortization, other	365	522
Gain on sale of loans	(4,284)	(9,393)
Loss on sale of investments available-for-sale	8	—
Purchase of loans held for sale	(30,432)	—
Loans originated for sale, net of principal collections	(199,504)	(147,480)
Proceeds from sale of loans held for sale	255,992	218,115
Increase in other assets	(2,362)	(1,541)
Increase in other liabilities	243	4,019

Net cash provided by operating activities	27,685	75,309

Cash flows from investing activities
Increase in restricted cash	(54)	(20)
Purchase of investment securities
Available-for-sale	(39,972)	(8,718)
Proceeds from maturities of investment securities
Available-for-sale	38,977	4,602
Held-to-maturity	45	39
Proceeds from the sale of investment securities
Available-for-sale	841	1,999
Net increase in loans and lease financing	(26,170)	(38,578)
Purchases of premises and equipment	(875)	(548)

Net cash used in investing activities	(27,208)	(41,224)

Cash flows from financing activities
Net increase in deposits	40,408	75,318
Net decrease in short-term borrowings	(39,380)	(105,365)

Net cash provided by (used in) financing activities	1,028	(30,047)

Increase in cash and cash equivalents	1,505	4,038
Cash and cash equivalents, beginning of period	43,001	47,388

Cash and cash equivalents, end of period	$44,506	$51,426

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2006	2005
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of tax	$(1,455)	$(755)

Loans transferred to other real estate owned	$15	$—

Supplemental information:

Interest paid	$12,564	$9,201

Income taxes paid	$228	$200
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1.  BASIS OF PRESENTATION
          The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles, which have been applied on a consistent basis and follow general practices within the banking industry. In our opinion these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for all of 2006. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.
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
          We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of March 31, 2006, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2005 financial statements.
          While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

3.	CASH AND CASH EQUIVALENTS

The composition of cash and cash equivalents is as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Cash	$36,397	$36,067
Cash equivalents	8,109	6,934

Total	$44,506	$43,001

     In addition, there was restricted cash of $5.2 million as of March 31, 2006 and December 31, 2005, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 8.
4.	INVESTMENT SECURITIES

The composition of available-for-sale investment securities at March 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Interest-only certificated receivables	$41,538	$317	$829	$41,026
U.S. Treasury and agencyobligations	40,664	—	544	40,120
Corporate bonds	4,660	—	51	4,609
Mutual funds	1,456	—	122	1,334
Mortgage-backed securities	1,087	—	44	1,043
Equity Securities	51	32	—	83

Total	$89,456	$349	$1,590	$88,215

     The fair value of investment securities will change from period to period with changes in interest rates. NCB does not consider the unrealized losses at March 31, 2006 to be other-than-temporary because they relate to interest rates.
     The composition of available-for-sale investment securities at December 31, 2005 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Interest-only certificated receivables	$41,931	$486	$390	$42,027
U.S. Treasury and agency obligations	40,760	1	478	40,283
Corporate bonds	4,163	—	36	4,127
Mutual funds	1,446	—	124	1,322
Mortgage-backed securities	1,270	—	29	1,241
Equity securities	50	33	—	83

Total	$89,620	$520	$1,057	$89,083

     Interest-only receivables substantially pertain to cooperative multifamily loans to cooperative housing corporations.
     During the three months ended March 31, 2006, there was $0.9 million of available-for-sale securities sold with an $8 thousand net loss. There were no available-for-sale securities sold for the three months ended March 31, 2005.

          The composition of held to maturity investment securities at March 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$155	—	$1,333
Corporate debt securities and other	417	18	—	435

Total	$1,595	$173	$—	$1,768

          The composition of held to maturity investment securities at December 31, 2005 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$20	$—	$1,198
Corporate debt securities and other	462	9	—	471

Total	$1,640	$29	$—	$1,669

5.       LOAN SERVICING
          Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at March 31, 2006 and 2005 are $4.3 billion and $3.7 billion, respectively.
          Changes in the portfolio of loans serviced for others were as follows (dollars in thousands):

	2006	2005
Balance at January 1	$4,163,624	$3,550,294
Additions	224,230	218,720
Loan payments and payoffs	(86,971)	(92,207)

Balance at March 31	$4,300,883	$3,676,807

          Refer to Note 16 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.
6.       LOANS AND LEASE FINANCING
          Loans and leases outstanding by category are as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Consumer loans	$25,560	$24,959
Commercial loans	538,689	549,164
Real estate loans:
Residential	666,024	632,182
Commercial	56,611	52,769
Lease financing	2,721	4,629

Total	$1,289,605	$1,263,703

7.     LOANS HELD FOR SALE
          Loans held for sale by category are as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Commercial loans	$13,108	$13,077
Real estate loans:
Residential	173,455	156,244
Commercial	19,486	62,703

Total	$206,049	$232,024

8.       RECEIVABLES SOLD WITH RECOURSE
          In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (“the Agreement”) with Fannie Mae in connection with NCB’s sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae’s issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses paid by NCB or when the obligation as adjusted for any losses paid exceeds 12% of the unpaid principal balance of the covered loans.
          The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of March 31, 2006 and December 31, 2005. The unpaid principal balance of the loans covered by the Agreement was $273.0 million as of March 31, 2006 compared with $274.6 million as of December 31, 2005. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down sufficiently to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.
          In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of March 31, 2006 the unpaid principal balance of loans subject to this recourse obligation was $102.5 million. At December 31, 2005 the corresponding unpaid principal balance was $103.1 million. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.
9.       IMPAIRED ASSETS
          Impaired assets, composed of non-accrual loans and real estate owned, totaled $13.1 million and $14.2 million at March 31, 2006 and December 31, 2005 respectively. The average balance of impaired loans was $13.7 million, and $17.1 million for the three months ended March 31, 2006 and 2005, respectively. The interest income that was earned, but not recognized on impaired loans was $0.6 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 NCB had a specific allowance of $2.2 million related to $8.3 million of impaired loans and a general allowance of $2.0 million related to $4.8 million of impaired loans. At December 31, 2005 NCB had a specific allowance of $2.8 million related to $8.8 million of impaired loans and a general allowance of $2.1 million related to $5.4 million of impaired loans.
          Real estate owned was $25 thousand at March 31, 2006 and $10 thousand at December 31, 2005.

10.     ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
          The following is a summary of the components of the allowance for loan losses as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Specific Reserves on Impaired Loans	$2,190	$2,809
Specific Reserve on Criticized Loans	1,364	2,106
Unallocated	—	—
General Allocation	16,593	15,278

Total Allowance for Loan Losses	$20,147	$20,193

          The following is a summary of the activity in the allowance for loan losses during the three months ended March 31 (dollars in thousands):

	2006	2005
Balance at January 1	$20,193	$16,991

Charge-offs
Commercial	(92)	(197)
Real Estate	—	—

Total charge-offs	(92)	(197)

Recoveries
Commercial	59	122
Real Estate	—	—

Total Recoveries	59	122

Net charge-offs	(33)	(75)

(Credit) Provision for loan losses	(13)	1,167

Balance at March 31	$20,147	$18,083

          The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the three months ended March 31 (dollars in thousands):

	2006	2005
Balance at January 1	$2,605	$1,814
Provision for losses	63	70

Balance at March 31	$2,668	$1,884

11.     OTHER ASSETS
          At March 31, 2006 and December 31, 2005, other assets consisted of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Non-certificated interest-only receivables	$33,919	$35,671
Federal Home Loan Bank stock	7,838	7,728
Accrued interest receivables	8,445	8,167
Valuation of letters of credit	7,939	7,939
Mortgage servicing rights	6,628	5,803
Derivative assets	7,440	4,035
Premises and equipment	5,711	5,173
Prepaid assets	1,709	1,223
Equity method investments	2,109	2,135
Deferred tax asset	128	261
Other	3,616	2,023

Total other assets	$85,482	$80,158

12.    DEPOSITS
     Deposits consisted of the following (dollars in thousands):

	Average Rate Paid at		Balance at
	March 31,	December	March 31,	December 31,
	2005	31, 2005	2006	2005

Non-interest bearing demand deposits	—	—	$43,211	$25,926
Interest-bearing demand deposits	3.12%	2.80%	212,981	212,524
Savings deposits	1.36%	1.08%	7,104	7,601
Certificates of deposit	4.13%	3.99%	514,495	491,332

Total deposits			$777,791	$737,383

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $330.4 million and $335.2 million at March 31, 2006 and December 31, 2005, respectively.

     At March 31, 2006, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

Within 3 months	$81,027
Over 3 months through 6 months	23,614
Over 6 months through 12 months	33,542
Over 12 months	192,190

Total certificates of deposit	$330,373

     Interest expense for the three months ended March 31, 2006 and 2005 is summarized as follows (dollars in thousands):

	For the three months
	ended March 31,
	2006	2005
Interest-bearing demand deposits	$1,724	$1,069
Savings deposits	20	21
Certificates of deposit	5,193	3,120

Total deposit interest expense	$6,937	$4,210

13.  REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB
          In connection with the insurance of deposit accounts, NCB, FSB, a federally chartered, federally insured savings bank, is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Deposit Insurance Fund (DIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.

          NCB, FSB’s capital exceeded the minimum capital requirements at March 31, 2006 and December 31, 2005, respectively. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at March 31, 2006 and December 31, 2005 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2006:
Tangible Capital
(to tangible assets)	$115,408	11.02%	$15,708	1.50%	N/A	N/A
Total Risk-Based Capital
(to risk-weighted assets)	122,544	14.10%	69,504	8.00%	$86,880	10.00%
Tier I Risk- Based Capital
(to risk-weighted assets)	114,847	13.22%	N/A	N/A	52,128	6.00%
Core Capital (to adjusted
tangible assets)	115,408	11.02%	41,887	4.00%	52,359	5.00%

As of December 31, 2005:
Tangible Capital
(to tangible assets)	$96,430	9.32%	$15,527	1.50%	N/A	N/A
Total Risk-Based Capital
(to risk-weighted assets)	103,624	12.17%	68,134	8.00%	$85,168	10.00%
Tier I Risk- Based Capital
(to risk-weighted assets)	95,864	11.26%	N/A	N/A	51,101	6.00%
Core Capital (to adjusted
tangible assets)	96,430	9.32%	41,405	4.00%	51,756	5.00%
          The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At March 31, 2006, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.
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

          NCB also makes rate lock commitments to extend credit to borrowers for the origination of cooperative multifamily loans made to cooperative housing corporations, cooperative single-family loans, and single-family residential loans. In the case of cooperative single-family loans and single-family residential loans, the rate lock commitments generally extend for a 30-day period. Some of these commitments will expire due to the purchase of the commitments not being completed within 30 days. For cooperative multifamily loans, the rate lock commitments can typically extend for 12 months or longer, but there is generally little to no fall out prior to closing.
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
          The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at March 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2006	2005	2006	2005

Financial instruments whose contract amounts
represent credit risk:
Undrawn commitments to extend credit	$720,490	$663,034	$3,602	$3,315
Rate lock commitments to extend credit
Cooperative single family	$6,374	$4,487	$10	$66
Cooperative multi family	$96,902	$166,620	$(2,485)	$(2,007)
Standby letters of credit	$234,248	$249,638	$8,584	$9,588
          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $7.9 million was recorded in Other liabilities in the Consolidated Balance Sheet at March 31, 2006. The corresponding amount at December 31, 2005 was $7.9 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.
          NCB reserved $2.7 million and $2.6 million as of March 31, 2006 and December 31, 2005, respectively, to cover its loss exposure to unfunded commitments.
Derivative Financial Instruments Held or Issued
          NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its exposure to fluctuations in interest rates. These instruments include interest rate swaps, financial futures contracts, and forward loan sales commitments. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate risk for NCB or any of its customers.
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

	Three months ended
	March 31,
	2006	2005
Unrealized gain on designated derivatives recognized(1)	$2,977	$7,628
Decrease in value of warehouse loans(2)	(3,006)	(8,147)

Net hedge ineffectiveness(3)	(29)	(519)

Unrealized loss on undesignated loan commitments recognized(4)	(3,355)	(2,936)
Gain on undesignated derivatives recognized(5)	3,457	2,852

Net gain (loss) on undesignated derivatives	102	(84)

Unrealized gain on other non-hedging derivatives(6)	243	72

Net SFAS 133 adjustment	$316	$(531)

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap over the period presented.

(2)	Quantifies the change in value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At March 31, 2006 NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $4.5 million representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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

          The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at March 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2006	2005	2006	2005

Financial futures contracts	$10,200	$15,200	$11	$5
Interest rate swap agreements	$361,517	$370,024	$3,496	$2,733
Forward sales commitments
Cooperative single family	$15,767	$11,520	$58	$12
Cooperative multifamily	$44,000	$64,800	$1,233	$1,277
15.     SEGMENT REPORTING
          NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates real estate and commercial loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated parent company income and expense, and net interest income from investments and corporate debt after allocations to segments. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies detailed in NCB’s Annual Report on Form 10-K for the year ended December 31, 2005.

          The following is the segment reporting for the three months ended March 31, 2005 and 2006 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$10,197	$5,445	$5,525	$5,933	$866	$27,966
Interest expense	5,506	2,264	5,146	3,025	589	16,530

Net interest income	4,691	3,181	379	2,908	277	11,436

(Credit) provision for loan losses	(32)	(73)	—	92	—	(13)

Non-interest income	1,264	1,206	4,670	689	—	7,829

Non-interest expense
Direct expense	1,642	889	1,371	1,391	5,225	10,518
Overhead and support	941	532	764	822	—	3,059

Total non-interest expense	2,583	1,421	2,135	2,213	5,225	13,577

Income (loss) before taxes	$3,404	$3,039	$2,914	$1,292	$(4,948)	$5,701

Total average assets	$539,606	$265,153	$373,511	$461,531	$122,790	$1,762,591

Total assets	$532,557	$309,043	$271,370	$500,604	$86,935	$1,700,509

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income
Interest income	$8,079	$4,543	$3,537	$4,410	$460	$21,029
Interest expense	4,057	1,635	3,080	1,761	462	10,995

Net interest income	4,022	2,908	457	2,649	(2)	10,034

Provision (credit) for loan losses	1,099	(84)	—	152	—	1,167

Non-interest income	1,402	(49)	9,260	1,283	—	11,896

Non-interest expense
Direct expense	1,498	888	911	1,139	5,123	9,559
Overhead and support	968	658	561	865	—	3,052

Total non-interest expense	2,466	1,546	1,472	2,004	5,123	12,611

Income (loss) before taxes	$1,859	$1,397	$8,245	$1,776	$(5,125)	$8,152

Total average assets	$503,878	$249,078	$368,104	$361,286	$97,647	$1,579,994

Total assets	$552,400	$251,485	$223,370	$375,167	$184,738	$1,587,160

16.     LOAN SALES AND SECURITIZATIONS
          NCB sells commercial loans and commercial and residential real estate loans. When NCB sells loans it generally retains the Mortgage Servicing Rights and, depending on the nature of the sale, may also retain interest-only securities.
          During the three months ended March 31, 2006 and 2005, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s 2006 sale of loans through securitized transactions were $201.5 million and generated a total of $1.7 million in retained interests. The proceeds from NCB’s 2005 sales of loans through securitized transactions were $186.3 million and generated a total of $2.1 million in retained interests.
          NCB also undertakes loan sales where the loans sold are not securitized. During the three months ended March 31, 2006 and 2005, NCB sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $48.2 million and generated $0.1 million of retained interests for the three months ended March 31, 2006. The net proceeds from the sale of these loans were $18.4 million and generated a total of $0.6 million in retained interests for the three months ended March 31, 2005.
          In total, NCB generated a gain on the sale of loans of $4.3 million and $9.4 million for the three months ended March 31, 2006 and 2005, respectively.
          During 2005, NCB did not sell any mortgage-backed securities.
          See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.
          Mortgage Servicing Rights(“MSRs”)
          MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.06% to 0.38% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
          Per paragraph 63 of FAS 140 MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.
          Activity related to MSRs for the three months ended March 31, 2006 and 2005, respectively, are as follows (dollars in thousands):

	Mortgage Servicing
	Rights
	2006	2005
Balance at January 1	$5,803	$3,099
Additions	1,017	740
Amortization	(192)	(237)

Balance at March 31	$6,628	$3,602

          NCB services three types of loans: cooperative single family loans, cooperative multifamily loans and commercial real estate loans. At March 31, 2006 and December 31, 2005 the MSR balance relating to the servicing of cooperative single family loans was $2.1 million and $2.0 million respectively. At March 31, 2006 and December 31, 2005 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $4.6 million and $3.8 million, respectively. To date, no principal loss relating to an NCB originated cooperative blanket or commercial real estate loan originated for sale has ever occurred.
          No valuation allowance was established for MSRs at March 31, 2006 and March 31, 2005. Additionally, during the three months ended March 31, 2006 and 2005 there was no impairment or reversal of impairment recorded.
          Key economic assumptions used in determining the fair value of MSRs at the time of securitization are as follows:

	Three Months Ended March 31,
	2006	2005
Weighted-average life (in years)	8.4	8.7
Weighted-average annual prepayment speed	3.5%	3.3%
Residual cash flow discount rate (annual)	10.9%	10.8%
Earnings rate P&I float, escrows and replacement reserves	5.2%	4.3%
          Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs at March 31, 2006 and December 31, 2005 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Fair value of mortgage servicing rights	$9,528	$7,623
Weighted-average remaining life (in years)	6.9	6.4
Weighted-average annual prepayment speed	7.2%	7.1%
Impact on fair value of 10% adverse change	$(177)	$(270)
Impact on fair value of 20% adverse change	$(340)	$(431)
Residual cash flows discount rate (annual)	10.7%	10.6%
Impact on fair value of 10% adverse change	$(377)	$(389)
Impact on fair value of 20% adverse change	$(730)	$(662)
Earnings Rate of P&I float, escrow and replacement	4.5%	4.4%
Impact on fair value of 10% adverse change	$(431)	$(389)
Impact on fair value of 20% adverse change	$(863)	$(682)

          Interest-Only receivables
          Activity related to interest-only receivables for the three months ended March 31, 2006 and 2005, respectively, is as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2006	2005
Balance at January 1	$42,027	$42,064
Additions	828	2,091
Amortization	(1,216)	(1,203)
Change in valuation allowance	(607)	95
Writedown of asset due to prepayment	(6)	(29)

Balance at March 31	$41,026	$43,018

	Non-certificated Interest-
	Only Receivables
	2006	2005
Balance at January 1	$35,671	$37,833
Additions	—	580
Amortization	(1,001)	(968)
Change in valuation allowance	(747)	(584)
Writedown of asset due to prepayment	(5)	(109)

Balance at March 31	$33,919	$36,752

          The prepayment which triggered the writedown of the interest-only receivables also triggered the payment of prepayment fees of $0.9 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.
          For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumption used in the valuation of its other retained interests is the discount rate.
          Key economic assumptions used in determining the fair value of interest-only receivables at the time of securitization are as follows:

	March 31,
	2006	2005
Weighted-average life (in years)	9.1	8.9
Weighted-average annual discount rate	6.99%	4.89%

Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only receivables at March 31, 2006 and December 31, 2005, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Fair value of other retained interest	$74,945	$77,698
Weighted-average life (in years)	7.2	7.4
Weighted average annual discount rate	6.50%	5.93%
Impact on fair value of 10% adverse change	$(1,690)	$(1,679)
Impact on fair value of 20% adverse change	$(3,319)	$(3,300)
          At March 31, 2006 and December 31, 2005 the total principal amount outstanding of the underlying loans of the interest-only receivables are $3.6 billion and $3.3 billion, respectively. At March 31, 2006 there was $7.9 million, or 0.2%, of delinquent loans. At December 31, 2005 there was $7.6 million, or 0.2%, of delinquent loans.
          All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
          The following table summarizes the cash flows received from loan sale activity and retained interests for the three months ended March 31, (dollars in thousands):

	2006	2005
Net proceeds from loans sold through securitization	$207,854	$186,306
Net proceeds from other loan sales	$48,138	$31,809
Servicing fees received	$788	$741
Cash flows received on interest-only receivables	$3,672	$3,581
17.     NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 155
          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 for accounting for certain hybrid financial instruments is effective for NCB beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on NCB.

Statement of Financial Accounting Standards No. 156
          In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for            any period of that fiscal year. NCB plans to adopt this statement on January 1, 2007 and is in the process of assessing the impact, if any, of the adoption of this statement on the financial results.
          NCB transfers commercial mortgage loans to trusts that issue various classes of securities backed by the commercial loans to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in FAS 140 for QSPE status. Recently, regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in FAS 140. As a result the FASB has added this issue to its agenda. If future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, we cannot predict what the transition provisions for implementing such guidance will be.
18.     SUBSEQUENT EVENTS
     On May 1, 2006, NCB entered into a Credit Agreement (the “Agreement”) with a consortium of banks (the “Banks”), with SunTrust Bank serving as administrative agent for the Banks. The Agreement provides a $350.0 million committed revolving credit facility, and it replaces the $350.0 million committed revolving credit facility referred to on page 24 of NCB’s annual report on Form 10-K for the period ended December 31, 2005. NCB intends to use the new credit facility to finance working capital needs and for other general corporate purposes, including repayment of commercial paper and medium-term notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
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
Results of Operations
For the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
Overview
          NCB’s net income for the three months ended March 31, 2006 was $5.2 million. This was a 30.5% or $2.3 million decrease compared with $7.5 million for the three months ended March 31, 2005. A $1.4 million increase in net interest income and a $1.2 million decrease in the provision for loan losses was offset by a $5.1 million decrease in gain on sale of loans.
          Total assets increased 0.4% or $5.9 million to $1.70 billion at March 31, 2006 from $1.69 billion at December 31, 2005.
          The annualized return on average total assets was 1.18% and 1.89% for the three months ended March 31, 2006 and 2005, respectively. The annualized return on average members’ equity was 9.1% and 14.9% for the three months ended March 31, 2006 and 2005, respectively.

Select Financial Data
(Dollars In Thousands)

	For the three months ended
	March 31,
Profitability	2006	2005

Net interest income	$11,436	$10,034
Net margin	2.69%	2.59%
Non-interest income	$7,829	$11,896
Non-interest expense	13,577	12,611
Net income	5,196	7,475

Return on average assets	1.2%	1.9%
Return on average members’ equity	9.1%	14.9%
Efficiency ratio	70.5%	57.5%

	March 31,	December 31,
Supplemental Data	2006	2005

Loans held for sale	$206,049	$232,024
Loans and lease financing	1,289,605	1,263,703
Total assets	1,700,509	1,694,567
Total borrowings	639,206	679,654

Average Headcount	294	280

Average members’ equity as a percentage of
Average total assets	13.0%	12.7%
Average total loans and lease financing	14.7%	14.3%
Net average loans and lease financing to average total assets	87.5%	87.7%
Net average earning assets to average total assets	96.6%	98.1%

	March 31,	December 31,
Credit Quality	2006	2005

Allowance for loan losses	$20,147	$20,193
Allowance for loan losses to loans outstanding	1.6%	1.4%
Provision for loan losses	$(13)	$470
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.0%	0.0%
Non-accrual loans	$13,059	$14,200
Real Estate Owned	$25	10
Total non-performing assets	$13,084	14,210
Non-performing assets as a percentage of total assets	0.8%	0.8%

Net Interest Income
          Net interest income for the three months ended March 31, 2006, increased $1.4 million or 14.0% to $11.4 million compared with $10.0 million for the three months ended March 31, 2005.
          For the three months ended March 31, 2006, interest income increased by 33.0% or $7.0 million, to $28.0 million compared with $21.0 million for the three months ended March 31, 2005. The total average earning balances increased by $151.3 million and aggregate yields increased from 5.43% in 2005 to 6.58% in 2006.
          Interest income from real estate loans increased $4.0 million or 37.8%. An increase in average balances of $115.6 million or 13.3% contributed $1.6 million of the increase while an increase in the yield from 4.92% in 2005 to 5.98% in 2006 contributed $2.4 million. Commercial loans and lease interest income increased $2.5 million or 29.0%. Average balances increased by $45.0 million, contributing $0.7 million of the increase. The increase in the yield from 6.33% in 2005 to 7.53% in 2006 contributed $1.8 million to the year-over-year increase. Interest income from investment securities and cash equivalents increased by $492 thousand. A $7.0 million or 6.4% decrease in average balances was more than offset by an increase in yields from 3.93% in 2005 to 6.12% in 2006.
          Other interest income is primarily generated from the Non-Certificated Interest-Only Receivables held by NCB, as described in NCB’s Annual Report on Form 10-K for the year ended December 31, 2005. Other interest income was $0.8 million for the three months ended March 31, 2006 and 2005.
          Interest expense for the three months ended March 31, 2006 increased $5.5 million or 50.3% from $11.0 million in 2005 to $16.5 million in 2006. Interest expense on deposits increased $2.7 million or 64.8%. Average deposit balances grew by $114.6 million or 17.4% from 2005 to 2006, accounting for $880 thousand of the increase. Additionally, the average deposit cost increased by 103 basis points from 2.56% to 3.59%, accounting for $1.8 million of the increase. The growth of deposits remains a key component of NCB’s funding capability.
          Interest expense on short-term borrowings increased by $1.7 million or 69.0%. The average balance on short-term borrowings increased by $15.0 million (primarily driven by higher FHLB advances), accounting for $0.2 million of the increase. In addition, the average cost of borrowing increased from 3.09% to 5.00%, accounting for $1.6 million of the increase in interest expense. Interest expense on long-term debt, other borrowings and subordinated debt increased $1.1 million. The average balance increased by $15.4 million, accounting for $0.2 million of the increase. In addition, the average cost of borrowing increased from 4.88% to 5.89%, accounting for $0.9 million of the increase in interest expense.
     NCB recorded, as an offset to interest income, $0.3 million and $1.5 million associated with its swap contracts relating to the hedging of loans and loan commitments for the three months ended March 31, 2006 and 2005, respectively. In addition, and over the same respective periods, NCB recorded as interest expense $29 thousand and $412 thousand relating to the hedging of fixed-rate liabilities.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the three months ended March 31, 2006.

Table 1
Changes in Net Interest Income
For the three months ended March 31,
(Dollars in thousands)

	2006 Compared to 2005
			Increase (Decrease)
	Average Volume	Average Rate	Net**
Interest Income
Real estate loans	$1,634	$2,391	$4,025
Commercial loans and leases	700	1,759	2,459

Total loans and lease financing	2,334	4,150	6,484
Investment securities and cash equivalents	(249)	741	492
Other interest income	(50)	11	(39)

Total interest income	2,035	4,902	6,937

Interest Expense
Deposits	880	1,847	2,727
Short-term borrowings	151	1,561	1,712
Long-term debt, other borrowings and subordinated debt	228	867	1,095

Total interest expense	1,259	4,275	5,534

Net interest income	$776	$627	$1,403

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the three months ended March 31,
(Dollars in thousands)

	2006			2005
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real estate loans	$982,011	14,688	5.98%	$866,416	$10,663	4.92%
Commercial loans and leases	580,888	10,937	7.53%	535,858	8,478	6.33%

Total loans and lease financing	1,562,899	25,625	6.56%	1,402,274	19,141	5.46%
Investment securities and cash eqivalents	102,578	1,569	6.12%	109,537	1,077	3.93%
Other interest income	35,319	772	8.74%	37,636	811	8.62%

Total interest earning assets	1,700,796	27,966	6.58%	1,549,447	21,029	5.43%

Allowance for loan losses	(20,432)			(17,389)

Non-interest earning assets
Cash	14,816			10,145
Other	67,411			37,791

Total non-interest earning assets	82,227			47,936

Total assets	$1,762,591			$1,579,994

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$773,094	$6,937	3.59%	$658,505	$4,210	2.56%
Short-term borrowings	335,932	4,195	5.00%	320,961	2,483	3.09%
Long-term debt, other borrowings and subordinated debt	366,800	5,398	5.89%	351,401	4,302	4.88%

Total interest bearing liabilities	1,475,826	16,530	4.48%	1,330,867	10,995	3.30%

Other liabilities	57,139			48,166
Members’ equity	229,626			200,961

Total liabilities and members’ equity	$1,762,591			$1,579,994

Net interest earning assets	$224,970			$218,580

Net interest revenues and spread		$11,436	2.10%		$10,034	2.12%
Net yield on interest earning assets			2.69%			2.59%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	March 31,
	2006	2005
Gain on loan sale	$4,284	$9,393
Servicing fees	1,095	1,042
Letter of credit fees	727	929
Prepayment fees	920	(62)
Other	803	594

Total	$7,829	$11,896

          Total non-interest income decreased $4.1 million or 34.2% from $11.9 million during the three months ended March 31, 2005 to $7.8 million in 2006. The decline was primarily driven by a decrease of $5.1 million in gain on sale of loans from $9.4 million for the three months ended March 31, 2005 to $4.3 million in 2006.
          As a percentage the gain on sale of mortgage loans for securitization declined from 4.71% of unpaid principal balance sold for the three months ended March 31, 2005 to 1.71% in 2006 due to the increased competition in the commercial mortgage market.
          The following table shows the unpaid principal balance of loans sold during the three months ended March 31 (dollars in thousands):

	2006	2005

Mortgage loans for securitization	$201,545	$186,306
Other loan sales	28,768	18,441
Single family and share loans	16,133	13,973
SBA loans	3,315	—

Total	$249,762	$218,720

          There were $0.9 million sales of investment securities available for sale for the three months ended March 31, 2006 with a net loss of $8 thousand compared to no gain or loss for the three months ended March 31, 2005.
          NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.3 million for the three months ended March 31, 2006 compared to a loss of $0.5 million for the same period last year.
          Prepayment penalty fees increased by $982 thousand for the three months ended March 31, 2005 to 2006. This increase primarily relates to two large prepayment penalty fees on multi-family residential real estate loans. The $62 thousand expense recorded for the three months ended March 31, 2005 reflects a greater writedown of the interest-only receivable than the prepayment fee received.
          In total, non-interest income amounted to 40.6% of total net revenue (net interest income plus non-interest income) for the three months ended March 31, 2006 compared with 54.2% in 2005.

Non-interest Expense
(dollars in thousands)

	Non-interest expense
	for the three months
	ended March 31,
	2006	2005
Compensation and employee benefits	$8,029	$7,278
Occupancy and equipment	1,560	1,424
Contractual services	1,637	1,507
Corporate development	599	443
Information systems	696	744
Travel and entertainment	346	367
Other	710	848

Total	$13,577	$12,611

          Non-interest expense for the three months ended March 31, 2006, increased 7.7% or $1.0 million to $13.6 million compared with $12.6 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 10.3% or $0.7 million to $8.0 million compared to $7.3 million for the three months ended March 31, 2005. This was driven largely by an increase in headcount to support the growth of the business.
          Contractual services increased 8.6% or $0.1 million to $1.6 million in 2006 from $1.5 million in 2005.
          Non-interest expense as a percentage of average assets was 3.1% and 3.2% for the three months ended March 31, 2006 and 2005, respectively.
Credit Quality
          During the first three months of 2006, the allowance for loan losses decreased by $46 thousand, or 0.2%, to $20.1 million. This included $59 thousand of recoveries received and $92 thousand of charge-offs. The net effect of the preceding resulted in a release of $13 thousand of the allowance for loan losses as a credit to income for the first three months of 2006 compared to a $1.2 million charge for the same period in 2005.
          The allowance for loan losses represented 1.6% of total loans and lease financing, excluding loans held for sale at March 31, 2006 and December 31, 2005.
          Total impaired assets (non-accruing and foreclosed real estate owned) decreased to $13.1 million at March 31, 2006 from $14.2 million at December 31, 2005. At March 31, 2006 and December 31, 2005, impaired assets as a percentage of Members’ Equity were 5.9% and 6.5%, respectively. The allowance as a percentage of non-accruing loans was 154.3% at March 31, 2006 compared with 142.2% at December 31, 2005.
          See Table 3 for detailed information on impaired assets.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005

Real estate owned	$25	$10	$10	$—	$7
Non-accruing loans	13,059	14,200	11,336	12,526	14,290

Total	$13,084	$14,210	$11,346	$12,526	$14,297

As a percentage of loans and lease financing outstanding	1.01%	1.12%	0.92%	1.06%	1.24%

          Impaired assets, composed of non-accrual loans and real estate owned, totaled $13.1 million and $14.2 million at March 31, 2006 and December 31, 2005, respectively. The decrease was largely a result of a $0.4 million payoff from a single non-accrual commercial loan through payoffs during the quarter. Mortgage, SBA and installment loans showed a net decrease of $0.7 million through payoffs and charge offs. There was an immaterial balance of real estate owned at March 31, 2006 and December 31, 2005. The average balance of impaired loans was $13.7 million and $17.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively.
          NCB’s consolidated allowance calculation on a loan-by-loan basis at March 31, 2006 was $20.1 million, which represents a decrease of $0.1 million from December 31, 2005. The decrease was a result of a addition of $1.3 million in the general allowance offset by a $1.4 million reduction in specific reserves. The allowance for loan losses was 1.6% of loans and lease financing, excluding loans held for sale, at March 31, 2006 and December 31, 2005.
Liquidity and Capital Resources
Cash Requirements
          NCB uses cash primarily for providing loans to eligible cooperative enterprises or enterprises controlled by eligible cooperatives, debt payments and patronage dividends to stockholders. NCB depends primarily on loan sales, deposits from our customers and debt borrowings to finance future growth.
          Cash Balances. As of March 31, 2006, NCB had $44.5 million of cash and equivalents, which was an increase of $1.5 million from December 31, 2005.
          As of March 31, 2006, NCB also had $5.2 million of cash that was restricted as a result of a recourse obligation as discussed in Note 8.
          Debt Repayments and Refinancing. During 2006, NCB has not issued any new debt or had any significant refinancing.
          Loan Fundings. NCB is continually funding various types of loans, including commercial, real estate and consumer loans.

Sources and Uses of Cash
          NCB’s principal sources of cash are loan sales, deposits from customers and debt borrowings. The principal uses of cash are loan fundings and purchases of investment securities.
          Cash Provided by Operations. NCB’s cash provided by operations for the three months ended March 31, 2006 was $27.7 million against $75.3 million of cash provided by operations for the three months ended March 31, 2005, due primarily to a $52.0 million change in loans originated for sale, net of principal collections partially offset by $37.9 million change in proceeds from the sale of loans held for sale.
          Cash Used in Investing Activities. NCB’s cash used in investing activities for the three months ended March 31, 2006 was $27.2 million compared to $41.2 million for the three months ended March 31, 2005. This change was primarily due to a $12.4 million change in loans and lease financing, a $31.3 million change in purchases of available-for-sale investment securities offset by an increase in maturities of $34.4 million and a $1.2 million change in proceeds from the sale of investment securities.
          Cash Provided by Financing Activities. NCB’s cash provided by financing activities for the three months ended March 31, 2006 was $1.0 million against $30.0 million of cash used in financing activities for the three months ended March 31, 2005 primarily due to a reduction of $66.0 million in short-term borrowings offset by a $34.9 million increase in deposits.
Uses of Funds
Loans and Leases
          Loans and leases, including loans held for sale, outstanding were $1.5 billion at March 31, 2006 and December 31, 2005.
          The commercial loan and lease portfolio decreased 2.2 % to $541.4 million at March 31, 2006 compared with $553.8 million at December 31, 2005. NCB’s commercial portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are generally expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of the collateral.
          NCB’s real estate loan portfolio increased 5.5% to $722.6 million for the three months ended March 31, 2006 from $685.0 million at December 31, 2005. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgage and cooperative single-family loans.
Cash, Cash Equivalents, and Investment Securities
          Cash, cash equivalents, and investment securities increased 0.4% or $0.6 million to $134.3 million at March 31, 2006 compared with $133.7 million at December 31, 2005.
Interest-Bearing Liabilities
          Per Table 4, interest-bearing liabilities remained steady at $1.42 billion at December 31, 2005 and March 31, 2006.
          For the three months ended March 31, 2006, deposits, all of which are held at NCB, FSB, increased 5.5% to $777.8 million from $737.4 million at December 31, 2005. The weighted average rate on deposits at March 31, 2006 was 3.6% compared to 3.5% at December 31, 2005. The average maturity of the certificates of deposit at March 31, 2006 was 23.0 months compared with 25.1 months at December 31, 2005.

Table 4 Interest-Bearing Liabilities (dollars in thousands)

	March 31,	December 31,
	2006	2005	% Change

Deposits	$777,791	$737,383	5.5%
Short-term debt*	355,812	395,382	–10.0%
Long-term debt	112,140	113,041	–0.8%
Subordinated debt	120,632	120,617	0.0%
Junior subordinated debt	50,622	50,614	0.0%

Total	$1,416,997	$1,417,037	0.0%

                         *   includes current portion of long-term and subordinated debt.
          At March 31, 2006 total short-term and long-term borrowings (including subordinated debt) decreased $40.4 million or 6.0% from $679.7 million at December 31, 2005 to $639.2 million at March 31, 2006.
          NCB, FSB had $126.0 million advances from the FHLB at March 31, 2006 compared to $181.6 million at December 31, 2005. At March 31, 2006 short-term borrowings consisted of commercial paper with a face value of $148.4 million.
          At March 31, 2006 and December 31, 2005 NCB had $350.0 million of committed revolving lines of credit available, none of which was outstanding. Please refer to Note 18 for a discussion of subsequent changes to NCB’s revolving credit facility.
          At both March 31, 2006 and December 31, 2005, under its Medium Term Note Program NCB had authority to issue up to $176.0 million of medium term notes. As of March 31, 2006 and December 31, 2005, NCB had $40.0 million of medium term notes outstanding under this program. In addition, as of March 31, 2006 and December 31, 2005, NCB had outstanding $155.0 million of privately placed debt issued to various institutional investors. At March 31, 2006, NCB has $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.
Contractual Obligations
          NCB has various financial obligations, including contractual obligations that may require future cash payments. At March 31, 2006 there were no material changes to either the type or maturity of contractual obligations from December 31, 2005.
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

Provision for Income Taxes
          The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $0.5 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          No material changes in NCB’s market risk profile occurred from December 31, 2005 to March 31, 2006.
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
Item 1A. Risk Factors
          There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of NCB’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
          The following exhibits are filed as part of this report:

Exhibit 13	2005 Annual Report

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK
Date:     May 15, 2006

By:	/s/ Richard L. Reed
Richard L. Reed, Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler
Dean Lawler Senior Vice President,
Corporate Controller