Form 10-Q
period 2006-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2006-08-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2006: Class B 1,474,182; Class C 233,741.

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries
INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — June 30, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Income (unaudited) — for the three and six months ended June 30, 2006 and 2005	2

	Consolidated Statements of Comprehensive Income (unaudited) — for the six months ended June 30, 2006 and 2005	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the six months ended June 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows (unaudited)— for the six months ended June 30, 2006 and 2005	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) — June 30, 2006	7-24

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the six and three months ended June 30, 2006 and 2005	24-40

Item 3	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4	Controls and Procedures	40

PART II OTHER INFORMATION

Item 1	Legal Proceedings	40

Item 1A	Risk Factors	40

Item 6	Exhibits	40

Signatures and Certifications		A-1

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2006
	(Unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$46,719	$43,001
Restricted cash	5,264	5,151
Investment securities
Available-for-sale	89,039	89,083
Held-to-maturity	1,607	1,640
Loans held for sale	182,232	232,024
Loans and lease financing	1,322,258	1,263,703
Less: Allowance for loan losses	(18,044)	(20,193)

Net loans and lease financing	1,304,214	1,243,510
Other assets	83,130	80,158

Total assets	$1,712,205	$1,694,567

Liabilities and Members’ Equity
Liabilities
Deposits	$734,930	$737,383
Patronage dividends payable in cash	13,433	9,518
Other liabilities	47,875	49,004
Borrowings
Short-term	321,827	312,882
Long-term
Current	55,000	80,000
Non-current	141,559	113,041
Subordinated debt
Current	2,500	2,500
Non-current	120,647	120,617
Junior subordinated debt	50,630	50,614

Total borrowings	692,163	679,654

Total liabilities	1,488,401	1,475,559

Members’ equity
Common stock	170,792	170,868
Retained earnings
Allocated	18,780	13,307
Unallocated	34,785	33,423
Accumulated other comprehensive income	(553)	1,410

Total members’ equity	223,804	219,008

Total liabilities and members’ equity	$1,712,205	$1,694,567

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans and lease financing	$26,618	$22,381	$52,243	$41,522
Investment securities	1,769	1,332	3,338	2,409
Other interest income	724	773	1,496	1,584

Total interest income	29,111	24,486	57,077	45,515

Interest expense
Deposits	7,251	5,094	14,188	9,304
Short-term borrowings	4,807	3,186	9,003	5,669
Long-term debt, other borrowings and subordinated debt	5,669	4,606	11,067	8,908

Total interest expense	17,727	12,886	34,258	23,881

Net interest income	11,384	11,600	22,819	21,634

(Credit) provision for loan losses	(1,428)	(418)	(1,441)	749

Net interest income after (credit) provision for loan losses	12,812	12,018	24,260	20,885

Non-interest income
Gain on sale of loans	5,129	6,653	9,413	16,046
Servicing fees	1,156	997	2,251	2,039
Letter of credit fees	1,047	831	1,774	1,760
Prepayment Fees	170	(9)	1,090	(71)
Other	937	871	1,740	1,465

Total non-interest income	8,439	9,343	16,268	21,239

Non-interest expense
Compensation and employee benefits	7,553	7,031	15,582	14,309
Provision (credit) for unfunded commitments	1,349	(131)	1,412	(61)
Occupancy and equipment	1,559	1,344	3,119	2,768
Contractual services	1,201	1,687	2,838	3,194
Corporate development	810	713	1,409	1,156
Information systems	712	586	1,408	1,330
Travel and entertainment	343	392	689	759
Other	1,071	780	1,718	1,558

Total non-interest expense	14,598	12,402	28,175	25,013

Income before income taxes	6,653	8,959	12,353	17,111

Provision for income taxes	661	621	1,166	1,298

Net income	$5,992	$8,338	$11,187	$15,813

Distribution of net income
Patronage dividends	$5,175	$7,602	$9,386	$14,778
Retained earnings	817	736	1,801	1,035

	$5,992	$8,338	$11,187	$15,813

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the six months ended June 30,
(in thousands)
(Unaudited)

	2006	2005
Net income	$11,187	$15,813

Other comprehensive income
Unrealized holding (loss)/gain before tax on available-for- sale investment securities and non-certificated interest-only receivables	(1,972)	190
Tax effect	9	(2)

Comprehensive income	$9,224	$16,001

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2006 and 2005
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	11,187	—	11,187
Adjustment to prior year dividends	—	3	(3)	—	—
Cancellation of stock	(76)	—	76	—	—
Other dividends declared	—	—	(512)		(512)
2006 patronage dividends
To be distributed in cash	—	—	(3,916)	—	(3,916)
Retained in form of equity	—	5,470	(5,470)	—	—
Unrealized loss on available-for-sale investments securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,963)	(1,963)

Balance, June 30, 2006	$170,792	$18,780	$34,785	$(553)	$223,804

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2004	$160,474	$12,340	$29,112	$3,563	$205,489
Net income	—	—	15,813	—	15,813
Adjustment to prior year dividends	97	—	6	—	103
Cancellation of stock	(332)	—	332	—	—
Other dividends declared	—	—	(448)	—	(448)
2005 patronage dividends
To be distributed in cash	—	—	(5,985)	—	(5,985)
Retained in form of equity	—	8,793	(8,793)	—	—
Unrealized gain on available-for-sale investments securities and non-certificated interest-only receivables, net of taxes	—	—	—	188	188

Balance, June 30, 2005	$160,239	$21,133	$30,037	$3,751	$215,160

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$11,187	$15,813
Adjustments to reconcile net income to net cash provided by operating activities
(Credit)/Provision for loan losses	(1,441)	749
Provision (Credit) for losses on unfunded commitments	1,412	(61)
Amortization of interest-only-receivables and servicing rights	4,886	4,801
Depreciation and amortization, other	960	893
Gain on sale of loans	(9,413)	(16,046)
Loss on sale of investments available-for-sale	8	7
Purchase of loans held for sale	(75,003)	(8,244)
Loans originated for sale, net of principal collections	(405,302)	(414,984)
Proceeds from sale of loans held for sale	533,573	491,452
Decrease (Increase) in other assets	326	(3,815)
(Decrease) Increase in other liabilities	(6,403)	4,029

Net cash provided by operating activities	54,790	74,594

Cash flows from investing activities
Increase in restricted cash	(113)	(57)
Purchase of investment securities
Available-for-sale	(64,951)	(21,897)
Held-to-maturity	(17)	(47)
Proceeds from maturities of investment securities
Available-for-sale	62,759	14,615
Held-to-maturity	49	41
Proceeds from the sale of investment securities
Available-for-sale	842	3,532
Net increase in loans and lease financing	(59,245)	(65,061)
Purchases of premises and equipment	(1,451)	(860)

Net cash used in investing activities	(62,127)	(69,734)

Cash flows from financing activities
Net (decrease) increase in deposits	(2,453)	73,489
Net increase in short-term borrowings	9,020	16,579
Repayment of long-term debt	(25,000)	—
Proceeds from the issuance of long-term debt	30,000	—
Other dividend paid	(512)	(443)

Net cash provided by financing activities	11,055	89,625

Increase in cash and cash equivalents	3,718	94,485
Cash and cash equivalents, beginning of period	43,001	47,388

Cash and cash equivalents, end of period	$46,719	$141,873

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2006	2005
Unrealized (loss)/gain on investment securities available-for-sale and non-certificated interest-only receivables, net of tax	$(1,963)	$188

Supplemental information:

Interest paid	$33,767	$26,602

Income taxes paid	$972	$817
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
1. BASIS OF PRESENTATION
          The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles, which have been applied on a consistent basis and follow general practices within the banking industry. In our opinion, these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for all of 2006. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.
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
          We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of June 30, 2006, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2005 financial statements.
          While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
3. CASH AND CASH EQUIVALENTS
          The composition of cash and cash equivalents is as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Cash	$40,462	$36,067
Cash equivalents	6,257	6,934

Total	$46,719	$43,001

     In addition, there was restricted cash of $5.3 million as of June 30, 2006 and $5.2 million as of December 31, 2005, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 8.

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities at June 30, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$41,517	$425	$(964)	$40,978
U.S. Treasury and agency obligations	40,512	2	(564)	39,950
Corporate bonds	4,956	—	(49)	4,907
Mutual funds	1,475	—	(135)	1,340
Mortgage-backed securities	1,828	—	(50)	1,778
Equity Securities	50	36	—	86

Total	$90,338	$463	$(1,762)	$89,039

          The fair value of investment securities will change from period to period with changes in interest rates. NCB does not consider the unrealized losses at June 30, 2006 to be other-than-temporary in accordance with Emerging Issues Task Force (“EITF”) Issue Number 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Specifically, the unrealized losses on NCB’s interest-only certificated receivables were caused by interest rate increases. The certificated interest-only strips were created when NCB securitized loans and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider these investments to be other-than-temporarily impaired at June 30, 2006.
          The composition of available-for-sale investment securities at December 31, 2005 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$41,931	$486	$(390)	$42,027
U.S. Treasury and agency obligations	40,760	1	(478)	40,283
Corporate bonds	4,163	—	(36)	4,127
Mutual funds	1,446	—	(124)	1,322
Mortgage-backed securities	1,270	—	(29)	1,241
Equity securities	50	33	—	83

Total	$89,620	$520	$(1,057)	$89,083

          Interest-only receivables substantially pertain to cooperative multifamily loans to cooperative housing corporations.
          During the six months ended June 30, 2006, there was $0.9 million of available-for-sale securities sold with an $8 thousand net loss compared to a $7 thousand net loss on $3.5 million of available-for-sale securities sold for the six months ended June 30, 2005.
          During the three months ended June 30, 2006, there were no available-for-sale securities sold compared with $3.5 million of available-for-sale securities sold for a $7 thousand net loss for the three months ended June 30, 2005.
          The composition of held to maturity investment securities at June 30, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$190	—	$1,368
Corporate debt securities and other	429	1	—	430

Total	$1,607	$191	$—	$1,798

          The composition of held to maturity investment securities at December 31, 2005 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$20	$—	$1,198
Corporate debt securities and other	462	9	—	471

Total	$1,640	$29	$—	$1,669

5. LOAN SERVICING
          Loans serviced for others are not included in the accompanying consolidated balance sheets.
          Changes in the portfolio of loans serviced for others were as follows (dollars in thousands):

	2006	2005
Balance at January 1	$4,163,624	$3,550,294
Additions	453,737	459,855
Loan payments and payoffs	(133,326)	(157,160)

Balance at June 30	$4,484,035	$3,852,989

          Refer to Note 16 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.
6. LOANS AND LEASE FINANCING
          Loans and leases outstanding by category are as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Consumer loans	$24,908	$24,959
Commercial loans	529,864	549,164
Real estate loans:
Residential	622,613	562,566
Commercial	143,311	122,385
Lease financing	1,562	4,629

Total	$1,322,258	$1,263,703

7. LOANS HELD FOR SALE
     Loans held for sale by category are as follows (dollars in thousands):

		December 31,
	June 30, 2006	2005
Commercial loans	$13,844	$13,077
Real estate loans:
Residential	139,495	148,656
Commercial	28,893	70,291

Total	$182,232	$232,024

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
          The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of June 30, 2006 and December 31, 2005. The unpaid principal balance of the loans covered by the Agreement was $271.4 million as of June 30, 2006 compared with $274.6 million as of December 31, 2005. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses. Additionally, the loans covered by the recourse obligations have not paid down sufficiently to warrant a reduction in the collateral provided by NCB under the terms of the Agreement.
          In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of June 30, 2006 and December 31, 2005, the unpaid principal balance of loans subject to this recourse obligation was $101.8 million and $103.1 million, respectively. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.
9. IMPAIRED ASSETS
          Impaired assets, composed of non-accrual loans and real estate owned, totaled $18.7 million and $14.2 million at June 30, 2006 and December 31, 2005, respectively. The average balance of impaired loans was $15.5 million and $14.3 million for the six months ended June 30, 2006 and 2005, respectively. The interest income that was earned, but not recognized (including the subsequent recognition of interest on loans released from non-accrual) on impaired loans was $0.9 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 NCB had a specific allowance of $3.7 million related to $10.9 million of impaired loans and a general allowance of $3.2 million related to $7.8 million of impaired loans. At December 31, 2005 NCB had a specific allowance of $2.8 million related to $8.8 million of impaired loans and a general allowance of $2.1 million related to $5.4 million of impaired loans.
          Real estate owned was $62 thousand at June 30, 2006 and $10 thousand at December 31, 2005.

10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
          The following is a summary of the components of the allowance for loan losses as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December
	2006	31, 2005
Specific Reserves on Impaired Loans	$3,692	$2,809
Specific Reserve on Criticized Loans	555	2,106
Unallocated	—	—
General Allocation	13,797	15,278

Total Allowance for Loan Losses	$18,044	$20,193

          The following is a summary of the activity in the allowance for loan losses during the six months ended June 30 (dollars in thousands):

	2006	2005
Balance at January 1	$20,193	$16,991

Charge-offs
Commercial	(880)	(267)
Real Estate	(32)	—

Total charge-offs	(912)	(267)

Recoveries
Commercial	204	2,060
Real Estate	—	558

Total Recoveries	204	2,618

Net (charge-offs) recoveries	(708)	2,351

(Credit) Provision for loan losses	(1,441)	749

Balance at June 30	$18,044	$20,091

          The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the six months ended June 30 (dollars in thousands):

	2006	2005
Balance at January 1	$2,605	$1,814
Provision (Credit) for unfunded commitments	1,412	(61)

Balance at June 30	$4,017	$1,753

11. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	June 30,	December 31,
	2006	2005
Non-certificated interest-only receivables	$32,392	$35,671
Federal Home Loan Bank stock	7,950	7,728
Accrued interest receivables	8,725	8,167
Valuation of letters of credit	5,744	7,939
Mortgage servicing rights	7,311	5,803
Derivative assets	8,073	4,035
Premises and equipment	5,922	5,173
Prepaid assets	1,706	1,223
Equity method investments	2,268	2,135
Other	3,039	2,284

Total other assets	$83,130	$80,158

12. DEPOSITS
     Deposits consisted of the following (dollars in thousands):

	Average Rate Paid		Balance
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Non-interest bearing demand deposits	—	—	$32,474	$25,926
Interest-bearing demand deposits	3.48%	2.80%	227,808	212,524
Savings deposits	1.32%	1.08%	7,398	7,601
Certificates of deposit	4.30%	3.99%	467,250	491,332

Total deposits			$734,930	$737,383

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $320.3 million and $335.2 million at June 30, 2006 and December 31, 2005, respectively.

     At June 30, 2006 and December 1, 2005, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Within 3 months	$55,181	$75,170
Over 3 months through 6 months	20,040	17,406
Over 6 months through 12 months	46,077	38,934
Over 12 months	199,047	203,707

Total certificates of deposit	$320,345	$335,217

     Interest expense is summarized as follows (dollars in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Interest-bearing demand deposits	$1,973	$1,414	$3,696	$2,483
Savings deposits	24	24	44	45
Certificates of deposit	5,254	3,656	10,448	6,776

Total deposit interest expense	$7,251	$5,094	$14,188	$9,304

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

     NCB, FSB’s capital exceeded the minimum capital requirements at June 30, 2006 and December 31, 2005, respectively. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at June 30, 2006 and December 31, 2005 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Tangible Capital (to tangible assets)	$120,630	11.19%	$16,177	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	126,662	13.82%	73,309	8.00%	$91,636	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	120,074	13.10%	N/A	N/A	54,981	6.00%
Core Capital (to adjusted tangible assets)	120,630	11.19%	43,138	4.00%	53,923	5.00%

As of December 31, 2005:
Tangible Capital (to tangible assets)	$96,430	9.32%	$15,527	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	103,624	12.17%	68,134	8.00%	$85,168	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	95,864	11.26%	N/A	N/A	51,101	6.00%
Core Capital (to adjusted tangible assets)	96,430	9.32%	41,405	4.00%	51,756	5.00%
          The Office of Thrift Supervision regulations impose certain restrictions on NCB, FSB’s payment of dividends. At June 30, 2006, because NCB, FSB’s capital exceeded the minimum capital requirements, substantially all retained earnings were available for dividend declaration without prior regulatory approval.
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
          Issuance fees associated with the standby letters of credit range from 0.50% to 3.25% of the commitment amount. The standby letters of credit mature throughout 2006 to 2016.
          The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at June 30, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2006	2005	2006	2005
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$726,606	$664,669	$3,633	$3,323
Rate lock commitments to extend credit
Cooperative single family	$5,923	$8,114	$13	$109
Cooperative multifamily	$152,414	$140,460	$(4,575)	$2,011
Standby letters of credit	$222,465	$228,148	$7,822	$9,060
          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $5.6 million was recorded in Other liabilities in the Consolidated Balance Sheet at June 30, 2006. The corresponding amount at December 31, 2005 was $7.9 million. Many of the commitments may expire without being drawn upon. Such commitments are issued only upon careful evaluation of the financial condition of the customer.
          NCB reserved $4.0 million and $2.6 million as of June 30, 2006 and December 31, 2005, respectively, to cover its loss exposure to unfunded commitments.
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
          NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, mortgage-backed securities held for sale, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps and futures contracts are designated derivatives hedging commitments in a fair value hedging relationship.
          Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to warehouse loans, mortgage-backed securities held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below and included in the caption entitled “Gain On Sale of Loans” in the accompanying consolidated statements of income for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Unrealized (loss) gain on designated derivatives recognized(1)	$(1,712)	$(11,016)	$1,265	$(3,388)
Increase (decrease) in value of warehouse loans(2)	1,686	11,570	(1,320)	3,423

Net hedge ineffectiveness(3)	(26)	554	(55)	35

Unrealized (loss) gain on undesignated loan commitments recognized(4)	(1,650)	3,397	(5,005)	461
Gain (loss) on undesignated derivatives recognized(5)	1,935	(3,696)	5,392	(844)

Net gain (loss) on undesignated derivatives	285	(299)	387	(383)

Unrealized gain on other non-hedging derivatives(6)	50	27	293	99

Net SFAS 133 adjustment	$309	$282	$625	$(249)

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap over the period presented.

(2)	Quantifies the change in value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At June 30, 2006 NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $3.4 million representing the estimated cost of replacing, at current market rates, all outstanding swap agreements. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
          In April 2003, the Chicago Mercantile Exchange (CME) signed an agreement with the Chicago Board of Trade (CBOT®) for the CME to provide clearing and related services for all CBOT products. The CME/CBOT Common Clearing Link brought together two premier financial institutions to provide operating, margin and capital efficiencies using CME’s Clearing House and existing infrastructure and processes. As a result, the link offers significant benefits to futures commission merchants and end users of futures products. Fully operational as of January 2004, the Common Clearing Link clears approximately 85 percent of U.S. futures and futures options volume.
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
          The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at June 30, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2006	2005	2006	2005
Financial futures contracts	$12,700	$10,200	$104	$38
Interest rate swap agreements	$332,038	$340,830	$1,743	$(8,889)
Forward sales commitments
Cooperative single family	$15,644	$14,045	$68	$(45)
Cooperative multifamily	$56,500	$80,000	$1,788	$(2,045)
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

     The following is the segment reporting for the six months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$20,606	$11,793	$10,567	$12,162	$1,949	$57,077
Interest expense	11,430	4,980	10,019	6,348	1,481	34,258

Net interest income	9,176	6,813	548	5,814	468	22,819

Provision (Credit) for loan losses	291	(110)	—	(1,622)	—	(1,441)

Non-interest income	2,908	2,308	9,472	1,503	77	16,268

Non-interest expense:
Direct expense	3,029	2,201	2,253	2,731	10,347	20,561
Overhead and support	2,275	1,711	1,485	2,143	—	7,614

Total non-interest expense	5,304	3,912	3,738	4,874	10,347	28,175

Income (loss) before taxes	$6,489	$5,319	$6,282	$4,065	$(9,802)	$12,353

Total assets	$511,054	$329,057	$263,502	$504,380	$104,212	$1,712,205

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$17,248	$9,204	$8,655	$9,235	$1,173	$45,515
Interest expense	8,034	3,431	7,312	4,161	943	23,881

Net interest income	9,214	5,773	1,343	5,074	230	21,634

Provision for loan losses	185	61	—	503	—	749

Non-interest income	3,023	1,560	15,335	1,321	—	21,239

Non-interest expense:
Direct expense	2,376	1,276	2,490	2,386	10,799	19,327
Overhead and support	1,557	744	1,616	1,769	—	5,686

Total non-interest expense	3,933	2,020	4,106	4,155	10,799	25,013

Income (loss) before taxes	$8,119	$5,252	$12,572	$1,737	$(10,569)	$17,111

Total assets	$503,349	$260,572	$336,854	$432,213	$193,251	$1,726,239

     The following is the segment reporting for the three months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,450	$6,307	$5,042	$6,229	$1,083	$29,111
Interest expense	6,098	2,618	4,984	3,244	783	17,727

Net interest income	4,352	3,689	58	2,985	300	11,384

Provision (credit) for loan losses	323	(61)	—	(1,690)	—	(1,428)

Non-interest income	1,640	1,094	4,594	812	299	8,439

Non-interest expense:
Direct expense	1,385	1,312	883	1,338	5,047	9,965
Overhead and support	1,336	1,323	596	1,378	—	4,633

Total non-interest expense	2,721	2,635	1,479	2,716	5,047	14,598

Income (loss) before taxes	$2,948	$2,209	$3,173	$2,771	$(4,448)	$6,653

Total assets	$511,054	$329,057	$263,502	$504,380	$104,212	$1,712,205

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,170	$4,661	$5,118	$4,824	$713	$24,486
Interest expense	4,179	1,819	4,120	2,270	498	12,886

Net interest income	4,991	2,842	998	2,554	215	11,600

Credit provision for loan losses	(914)	145	—	351	—	(418)

Non-interest income	1,621	1,608	6,076	38	—	9,343

Non-interest expense:
Direct expense	878	388	1,578	1,248	5,675	9,767
Overhead and support	597	100	1,038	900	—	2,635

Total non-interest expense	1,475	488	2,616	2,148	5,675	12,402

Income (loss) before taxes	$6,051	$3,817	$4,458	$93	$(5,460)	$8,959

Total assets	$503,349	$260,572	$336,854	$432,213	$193,251	$1,726,239

16. LOAN SALES AND SECURITIZATIONS
          NCB sells commercial loans and commercial and residential real estate loans. When NCB sells loans, it generally retains the Mortgage Servicing Rights and, depending on the nature of the sale, may also retain interest-only securities.
          During the six months ended June 30, 2006 and 2005, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s sale of loans through securitized transactions were $421.5 million and generated a total of $3.7 million in retained interests for the six months ended June 30, 2006. The proceeds from NCB’s sales of loans through securitized transactions were $426.7 million and generated a total of $3.8 million in retained interests for the six months ended June 30, 2005.
          NCB also undertakes loan sales where the loans sold are not securitized. During the six months ended June 30, 2006 and 2005, NCB sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $112.1 million and generated a total of $0.3 million in retained interests for the six months ended June 30, 2006. The net proceeds from the sale of these loans were $64.8 million and generated a total of $0.8 million in retained interests for the six months ended June 30, 2005.
          In total, NCB generated a gain on the sale of loans of $9.4 million and $16.0 million for the six months ended June 30, 2006 and 2005, respectively. NCB generated a gain on the sale of loans of $5.1 million and $6.7 million for the three months ended June 30, 2006 and 2005, respectively.
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
          Per paragraph 63 of FAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.
          Activity related to MSRs for the six months ended June 30, 2006 and 2005, respectively, are as follows (dollars in thousands):

	Mortgage Servicing
	Rights
	2006	2005
Balance at January 1	$5,803	$3,099
Additions	1,886	1,704
Amortization	(378)	(387)

Balance at June 30	$7,311	$4,416

          NCB services three types of loans: cooperative single family loans, cooperative multifamily loans and commercial real estate loans. At June 30, 2006 and December 31, 2005 the MSR balance relating to the servicing of cooperative single family loans was $2.1 million and $2.0 million respectively. At June 30, 2006 and December 31, 2005 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $5.2 million and $3.8 million, respectively. To date, no principal loss relating to an NCB originated cooperative blanket or commercial real estate loan originated for sale has ever occurred.
          No valuation allowance was established for MSRs at June 30, 2006 and 2005. Additionally, during the six months ended June 30, 2006 and 2005, there was no impairment or reversal of impairment recorded.
          Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the six months ended June 30, are as follows:

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Weighted-average life (in years)	8.7	8.6
Weighted-average annual prepayment speed	3.2%	4.4%
Residual cash flow discount rate (annual)	10.9%	10.9%
Earnings rate P&I float, escrows and replacement reserves	5.0%	4.2%
          Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs at June 30, 2006 and December 31, 2005 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Fair value of mortgage servicing rights	$10,717	$7,623
Weighted-average remaining life (in years)	7.6	6.4
Weighted-average annual prepayment speed	5.6%	7.1%
Impact on fair value of 10% adverse change	$(177)	$(270)
Impact on fair value of 20% adverse change	$(342)	$(431)
Residual cash flows discount rate (annual)	10.6%	10.6%
Impact on fair value of 10% adverse change	$(437)	$(389)
Impact on fair value of 20% adverse change	$(845)	$(662)
Earnings Rate of P&I float, escrow and replacement	5.2%	4.4%
Impact on fair value of 10% adverse change	$(483)	$(389)
Impact on fair value of 20% adverse change	$(967)	$(682)

          Interest-Only receivables
          Activity related to interest-only receivables for the six months ended June 30, 2006 and 2005, respectively, is as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2006	2005
Balance at January 1 at fair value	$42,027	$42,064
Additions	2,054	3,773
Amortization	(2,464)	(2,454)
Change in valuation allowance	(633)	324
Writedown of asset due to prepayment	(6)	(34)

Balance at June 30 at fair value	$40,978	$43,673

	Non-certificated Interest-
	Only Receivables
	2006	2005
Balance at January 1 at fair value	$35,671	$37,833
Additions	—	772
Amortization	(2,068)	(1,960)
Change in valuation allowance	(1,205)	—
Writedown of asset due to prepayment	(6)	(194)

Balance at June 30 at fair value	$32,392	$36,451

          The prepayment that triggered the write-down of the interest-only receivables also triggered the payment of prepayment fees of $1.1 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.
          For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumption used in the valuation of its other retained interests is the discount rate.
          Key economic assumptions used in determining the fair value of interest-only receivables at the time of securitization are as follows:

	June 30,
	2006	2005
Weighted-average life (in years)	9.4	9.1
Weighted-average annual discount rate	8.25%	5.00%

Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only receivables at June 30, 2006 and December 31, 2005, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Fair value of other retained interest	$73,370	$77,698
Weighted-average life (in years)	6.8	7.4
Weighted average annual discount rate	6.72%	5.93%
Impact on fair value of 10% adverse change	$(1,674)	$(1,679)
Impact on fair value of 20% adverse change	$(3,288)	$(3,300)
          At June 30, 2006 and December 31, 2005 the total principal amount outstanding of the underlying loans of the interest-only receivables are $3.8 billion and $3.3 billion, respectively. At June 30, 2006 there was $8.7 million, or 0.2%, of delinquent loans. At December 31, 2005 there was $7.6 million, or 0.2%, of delinquent loans.
          All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
          The following table summarizes the cash flows received from loan sale activity and retained interests for the six months ended June 30, (dollars in thousands):

	2006	2005
Net proceeds from loans sold through securitization	$421,520	$426,668
Net proceeds from other loan sales	$112,053	$64,784
Servicing fees received	$2,599	$2,391
Cash flows received on interest-only receivables	$7,251	$7,204
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
          NCB transfers commercial mortgage loans to trusts that issue various classes of securities backed by the commercial loans to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (FAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in FAS 140 for QSPE status. Regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in FAS 140. As a result the FASB added this issue to its agenda in December 2005. At a July, 2006 meeting, FASB combined this project with a wider project on the Transfers of Financial Assets. If future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, we cannot predict what the transition provisions for implementing such guidance will be.
FASB Staff Position FASB Interpretation No. 48
          In June 2006, the FASB issued FASB Staff Position FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. NCB is still evaluating the impact on the results of operations from the application of this guidance.

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
Results of Operations
For the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
Overview
          NCB’s net income for the six months ended June 30, 2006 was $11.2 million. This was a 29.3% or $4.6 million decrease compared with $15.8 million for the six months ended June 30, 2005. A $1.2 million increase in net interest income and a $2.2 million decrease in the provision for loan losses was offset by a $6.6 million decrease in gain on sale of loans.
          Total assets increased 1.0% or $17.6 million to $1.71 billion at June 30, 2006 from $1.69 billion at December 31, 2005.
          The annualized return on average total assets was 1.3% and 1.9% for the six months ended June 30, 2006 and 2005, respectively. The annualized return on average members’ equity was 9.6% and 15.8% for the six months ended June 30, 2006 and 2005, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended June 30,		For the six months ended June 30,
Profitability	2006	2005	2006	2005

Net interest income	$11,384	$11,600	$22,819	$21,634
Net yield on interest earning assets	2.72%	2.86%	2.70%	2.73%
Non-interest income	$8,439	$9,343	$16,268	$21,239
Non-interest expense	14,598	12,402	28,175	25,013
Net income	5,992	8,338	11,187	15,813

Return on average assets	1.4%	2.0%	1.3%	1.9%
Return on average members’ equity	10.2%	16.7%	9.6%	15.8%
Efficiency ratio	73.6%	59.2%	72.1%	58.3%

		December 31,
Supplemental Data	June 30, 2006	2005

Loans held for sale	$182,232	$232,024
Loans and lease financing	1,322,258	1,263,703
Total assets	1,712,205	1,694,567
Total borrowings	692,163	679,654

Headcount	272	290

Average members’ equity as a percentage of Average total assets	13.3%	12.7%
Average total loans and lease financing	15.1%	14.3%
Net average loans and lease financing to average total assets	87.0%	87.7%
Net average earning assets to average total assets	95.6%	98.1%

		December 31,
Credit Quality	June 30, 2006	2005

Allowance for loan losses	$18,044	$20,193
Allowance for loan losses to loans outstanding	1.2%	1.4%
(Credit) Provision for loan losses	$(1,441)	$470
Non-accrual loans	18,681	14,200
Real Estate Owned	62	10
Total non-performing assets	18,743	14,210
Non-performing assets as a percentage of total assets	1.1%	0.8%

Net Interest Income
     Net interest income for the six months ended June 30, 2006 increased $1.2 million or 5.5% to $22.8 million compared with $21.6 million for the six months ended June 30, 2005.
     For the six months ended June 30, 2006, interest income increased by 25.4% or $11.6 million to $57.1 million compared with $45.5 million for the six months ended June 30, 2005. The total average earning balances increased by $103.9 million and aggregate yields increased from 5.74% in 2005 to 6.76% in 2006.
     Interest income from real estate loans increased $6.9 million or 29.8%. An increase in average balances of $73.4 million or 8.1% contributed $2.4 million of the increase, while an increase in the yield from 5.15% in 2005 to 6.18% in 2006 contributed $4.5 million. Commercial loans and lease interest income increased $3.8 million or 20.7%. Average balances increased by $25.8 million, contributing $0.8 million of the increase in income. The increase in the yield from 6.82% in 2005 to 7.85% in 2006 contributed $3.0 million to the year-over-year increase in income. Interest income from investment securities and cash equivalents increased by $0.9 million. A $7.3 million or 6.7% increase in average balances contributed $0.3 million to the increase, while the increase in the yield from 4.41% in 2005 to 5.73% in 2006 contributed $0.6 million to the year-over-year increase.
     Other interest income is primarily generated from the Non-Certificated Interest-Only Receivables held by NCB, as described in NCB’s Annual Report on Form 10-K for the year ended December 31, 2005. Other interest income was $1.5 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.
     Interest expense for the six months ended June 30, 2006 increased $10.4 million or 43.5% from $23.9 million in 2005 to $34.3 million in 2006. Interest expense on deposits increased $4.9 million or 52.5%. Average deposit balances grew by $85.4 million or 12.5% from 2005 to 2006, accounting for $1.4 million of the increase. Additionally, the average deposit cost increased by 97 basis points from 2.73% to 3.70%, accounting for $3.5 million of the increase. The growth of deposits remains a key component of NCB’s funding capability.
     Interest expense on short-term borrowings increased by $3.3 million or 58.8%. The average balance on short-term borrowings decreased by $16.0 million; however, the average cost of borrowing increased from 3.35% to 5.58%, accounting for $3.7 million of the increase in interest expense. Included within this was the write off of $0.5 million of unamortized debt issuance costs relating to the termination of a revolving credit facility. Interest expense on long-term debt, other borrowings and subordinated debt increased $2.2 million. The average balance increased by $13.0 million, accounting for $0.4 million of the increase. In addition, the average cost of borrowing increased from 5.07% to 6.08%, accounting for $1.8 million of the increase in interest expense.
     NCB recorded, as an offset to interest income, $0.4 million and $2.5 million associated with its swap contracts relating to the hedging of loans and loan commitments for the six months ended June 30, 2006 and 2005, respectively. In addition, and over the same respective periods, NCB recorded to interest expense a debit of $78 thousand and a credit of $709 thousand relating to the hedging of fixed-rate liabilities.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the six months ended June 30, 2006.

Table 1
Changes in Net Interest Income
For the six months ended June 30,
(Dollars in thousands)

	2006 Compared to 2005
			Increase (Decrease)
	Average Volume	Average Rate	Net**
Interest Income
Real estate loans	$2,436	$4,494	$6,930
Commercial loans and leases	803	2,988	3,791

Total loans and lease financing	3,239	7,482	10,721
Investment securities and cash equivalents	273	656	929
Other interest income	(115)	27	(88)

Total interest income	3,397	8,165	11,562

Interest Expense
Deposits	1,373	3,511	4,884
Short-term borrowings	(358)	3,692	3,334
Long-term debt, other borrowings and subordinated debt	405	1,754	2,159

Total interest expense	1,420	8,957	10,377

Net interest income	$1,977	$(792)	$1,185

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the six months ended June 30,
(Dollars in thousands)

	2006			2005
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real estate loans*	$975,105	$30,152	6.18%	$901,676	$23,222	5.15%
Commercial loans and leases*	562,591	22,091	7.85%	536,747	18,300	6.82%

Total loans and lease financing*	1,537,696	52,243	6.79%	1,438,423	41,522	5.77%
Investment securities and cash equivalents	116,537	3,338	5.73%	109,270	2,409	4.41%
Other interest income	34,422	1,496	8.69%	37,086	1,584	8.54%

Total interest earning assets	1,688,655	57,077	6.76%	1,584,779	45,515	5.74%

Allowance for loan losses	(20,015)			(18,589)

Non-interest earning assets
Cash	27,645			24,563
Other	49,080			31,687

Total non-interest earning assets	76,725			56,250

Total assets	$1,745,365			$1,622,440

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$766,679	$14,188	3.70%	$681,277	$9,304	2.73%
Short-term borrowings	322,631	9,003	5.58%	338,666	5,669	3.35%
Long-term debt, other borrowings and subordinated debt	364,194	11,067	6.08%	351,207	8,908	5.07%

Total interest bearing liabilities	1,453,504	34,258	4.71%	1,371,150	23,881	3.48%

Other liabilities	60,002			51,124
Members’ equity	231,859			200,166

Total liabilities and members’ equity	$1,745,365			$1,622,440

Net interest earning assets	$235,151			$213,629
Net interest revenues and spread		$22,819	2.05%		$21,634	2.26%
Net yield on interest earning assets			2.70%			2.73%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the
	six months ended June 30,
	2006	2005
Gain on sale of loans	$9,413	$16,046
Servicing fees	2,251	2,039
Letter of credit fees	1,774	1,760
Prepayment fees	1,090	(71)
Other	1,740	1,465

Total	$16,268	$21,239

     Total non-interest income decreased $4.9 million or 23.4% from $21.2 million during the six months ended June 30, 2005 to $16.3 million for the six months ending June 30, 2006. The decline was primarily driven by a decrease of $6.6 million in gain on sale of loans from $16.0 million for the six months ended June 30, 2005 to $9.4 million for the six months ending June 30, 2006.
     As a percentage, the gain on sale of mortgage loans for securitization declined from 3.8% of unpaid principal balance sold for the six months ended June 30, 2005 to 1.9% for the six months ending June 30, 2006 due to the increased competition in the commercial mortgage market.
     The following table shows the unpaid principal balance of loans sold during the six months ended June 30 (dollars in thousands):

	2006	2005
Mortgage loans for securitization	$415,058	$403,491
Auto loan sales	72,856	7,691
Other loan sales	—	21,741
Single family residential and cooperative loans	33,247	31,693
SBA loans	5,433	2,930

Total	$526,594	$467,546

     There were $0.9 million sales of investment securities available for sale for the six months ended June 30, 2006 with a net loss of $8 thousand compared to a $7 thousand loss on sales of $3.5 million for the six months ended June 30, 2005.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.6 million for the six months ended June 30, 2006 compared to a loss of $0.2 million for the same period during 2005.
     Prepayment penalty fees increased by $1.2 million for the six months ended June 30, 2006 from the same period during 2005. This increase primarily relates to two large prepayment penalty fees on multi-family residential real estate loans. The $71 thousand expense recorded for the six months ended June 30, 2005 reflects a greater write down of the interest-only receivable than the prepayment fee received.
     In total, non-interest income amounted to 41.6% of total net revenue (net interest income plus non-interest income) for the six months ended June 30, 2006 compared with 49.5% for the same period during 2005.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the six months ended
	June 30,
	2006	2005
Compensation and employee benefits	$15,582	$14,309
Provision (credit) for unfunded commitments	1,412	(61)
Occupancy and equipment	3,119	2,768
Contractual services	2,838	3,194
Corporate development	1,409	1,156
Information systems	1,408	1,330
Travel and entertainment	689	759
Other	1,718	1,558

Total	$28,175	$25,013

     Non-interest expense for the six months ended June 30, 2006, increased 12.6% or $3.2 million to $28.2 million compared with $25.0 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 8.9% or $1.3 million to $15.6 million compared to $14.3 million for the six months ended June 30, 2005. This was largely driven by base salary adjustments for the year in addition to an increase in average headcount for the six months ending June 30, 2006 compared to the same period ending June 30, 2005.
     Contractual services decreased 11.1% or $0.4 million to $2.8 million in 2006 from $3.2 million in 2005.
     Non-interest expense as a percentage of average assets was 3.2% and 3.1% for the six months ended June 30, 2006 and 2005, respectively.
Credit Quality
     During the first six months of 2006, the allowance for loan losses decreased by $2.1 million, or 10.6%, to $18.0 million. This included $204 thousand of recoveries received and $912 thousand of charge-offs.
     During the second quarter of 2006, NCB modified the allowance for loan loss calculation for its single-family loan portfolio. The loan loss allowance was adjusted to reduce the allocation for those single-family loans with specific ratings from 50 basis points to 10 basis points of the loan balance. This modification was a direct result of NCB’s loan loss history for these types of loans due to its conservative underwriting. NCB did not experience any losses during 2005 from these types of loans.
     During the second quarter of 2006, NCB also modified the methodology employed to calculate the allowance for loan loss for commercial and commercial real estate loans. The modification results in the use of more current information to estimate the expected loss for each loan.
     The net effect of the preceding resulted in a release of $1.4 million of the allowance for loan losses as a credit to income for the first six months of 2006 compared to a $0.7 million charge for the same period in 2005.
     The allowance for loan losses represented 1.4 % and 1.6% of total loans and lease financing, excluding loans held for sale at June 30, 2006 and December 31, 2005, respectively.
     Total impaired assets (non-accruing and foreclosed real estate owned) increased to $18.7 million at June 30, 2006 from $14.2 million at December 31, 2005. At June 30, 2006 and December 31, 2005, impaired assets as a percentage of Members’ Equity were 8.4% and 6.5%, respectively. The allowance as a percentage of non-accruing loans was 96.9% at June 30, 2006 compared with 142.2% at December 31, 2005.

     See Table 3 for detailed information on impaired assets.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005
Real estate owned	$62	$25	$10	$10	$—
Non-accrual loans	18,681	13,059	14,200	11,336	12,526

Total	$18,743	$13,084	$14,210	$11,346	$12,526

As a percentage of loans and lease financing outstanding	1.42%	1.01%	1.12%	0.92%	1.06%

     Impaired assets, composed of non-accrual loans and real estate owned, totaled $18.7 million and $14.2 million at June 30, 2006 and December 31, 2005, respectively. The increase was largely a result of downgrades of a $7.2 million retail grocery loan and a $2.5 million natural foods cooperative loan, partially offset by the $4.2 million payoff from a single non-accrual commercial loan. There was an immaterial balance of real estate owned at June 30, 2006 and December 31, 2005. The average balance of impaired loans was $15.5 million and $14.3 million for the six months ended June 30, 2006 and June 30, 2005, respectively.
     NCB’s consolidated allowance calculation on a loan-by-loan basis at June 30, 2006 was $18.0 million, which represents a decrease of $2.1 million from December 31, 2005. This was a result of a decrease of $1.5 million in the general allowance and a $0.6 million decrease in specific reserves. The allowance for loan losses was 1.4% and 1.6% of loans and lease financing, excluding loans held for sale, at June 30, 2006 and December 31, 2005, respectively.
Results of Operations
For the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Overview
     NCB’s net income for the three months ended June 30, 2006 was $6.0 million. This was a 28.1% or $2.3 million decrease compared with $8.3 million for the three months ended June 30, 2005. The decrease was primarily driven by a $1.5 million decrease in gain on sale of loans and a $1.5 million increase in the provision for unfunded commitments.
     The annualized return on average total assets was 1.4% and 2.0% for the three months ended June 30, 2006 and 2005, respectively. The annualized return on average members’ equity was 10.2% and 16.7% for the three months ended June 30, 2006 and 2005, respectively.
Net Interest Income
     Net interest income for the three months ended June 30, 2006, decreased $0.2 million or 1.9% to $11.4 million compared with $11.6 million for the three months ended June 30, 2005.
     For the three months ended June 30, 2006, interest income increased by 18.9% or $4.6 million, to $29.1 million compared with $24.5 million for the three months ended June 30, 2005. The total average earning balances increased by $55.0 million and aggregate yields increased from 6.05% in 2005 to 6.95% in 2006.
     Interest income from real estate loans increased $2.9 million or 22.8%. An increase in average balances of $31.8 million or 3.4% contributed $0.7 million of the increase while an increase in the yield from 5.36% in 2005 to 6.37% in

2006 contributed $2.2 million. Commercial loans and lease interest income increased $1.4 million or 14.0%. Average balances increased by $6.9 million, contributing $0.1 million of the increase. The increase in the yield from 7.31% in 2005 to 8.22% in 2006 contributed $1.3 million to the year-over-year increase. Interest income from investment securities and cash equivalents increased by $0.4 million. A $19.2 million or 17.7% increase in average balances contributed $0.3 million to the increase, while an increase in yield from 4.89% in 2005 to 5.52% in 2006 contributed $0.1 million to the year-over-year increase.
     Other interest income was $0.7 million and $0.8 million for the three months ended June 30, 2006 and 2005.
     Interest expense for the three months ended June 30, 2006 increased $4.8 million or 37.6% from $12.9 million in 2005 to $17.7 million in 2006. Interest expense on deposits increased $2.2 million or 42.3% for the three months ended June 30, 2006. Average deposit balances grew by $56.5 million or 8.0% from 2005 to 2006, accounting for $0.5 million of the increase for the three months ended June 30, 2006. Additionally, the average deposit cost increased by 91 basis points from 2.90% to 3.81%, accounting for $1.7 million of the increase for the same period. The growth of deposits remains a key component of NCB’s funding capability.
     Interest expense on short-term borrowings increased by $1.6 million or 50.9%. The average balance on short-term borrowings decreased by $46.7 million, accounting for $0.6 million of the decrease. Offsetting the decrease in average balance, was an increase in the average cost of borrowing from 3.58% to 6.21%, accounting for $2.2 million of the increase in interest expense. Interest expense on long-term debt, other borrowings and subordinated debt increased $1.1 million. The average balance increased by $10.6 million, accounting for $0.2 million of the increase. In addition, the average cost of borrowing increased from 5.25% to 6.27%, accounting for $0.9 million of the increase in interest expense.
     NCB recorded, as an offset to interest income, $0.1 million and $1.1 million associated with its swap contracts relating to the hedging of loans and loan commitments for the three months ended June 30, 2006 and 2005, respectively. In addition, and over the same respective periods, NCB recorded to interest expense a debit of $106 thousand and a credit of $297 thousand relating to the hedging of fixed-rate liabilities.
     See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended June 30, 2006.

Table 1A
Changes in Net Interest Income
For the three months ended June 30,
(Dollars in thousands)

	2006 Compared to 2005
			Increase (Decrease)
	Average Volume	Average Rate	Net**
Interest Income
Real estate loans	$711	$2,153	2,864
Commercial loans and leases	49	1,324	1,373

Total loans and lease financing	760	3,477	4,237
Investment securities and cash equivalents	325	112	437
Other interest income	(64)	15	(49)

Total interest income	1,021	3,604	4,625

Interest Expense
Deposits	474	1,683	2,157
Short-term borrowings	(572)	2,193	1,621
Long-term debt, other borrowings and subordinated debt	175	888	1,063

Total interest expense	77	4,764	4,841

Net interest income	$944	$(1,160)	$(216)

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended June 30,
(Dollars in thousands)

	2006			2005
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real estate loans*	$968,376	15,424	6.37%	$936,548	$12,559	5.36%
Commercial loans and leases*	544,535	11,194	8.22%	537,626	9,822	7.31%

Total loans and lease financing*	1,512,911	26,618	7.04%	1,474,174	22,381	6.07%
Investment securities and cash equivalents	128,247	1,769	5.52%	109,007	1,332	4.89%
Other interest income	33,547	724	8.63%	36,542	773	8.46%

Total interest earning assets	1,674,705	29,111	6.95%	1,619,723	24,486	6.05%

Allowance for loan losses	(19,609)			(19,776)

Non-interest earning assets
Cash	40,343			38,823
Other	32,692			25,647

Total non-interest earning assets	73,035			64,470

Total assets	$1,728,131			$1,664,417

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$760,342	$7,251	3.81%	$703,799	$5,094	2.90%
Short-term borrowings	309,476	4,807	6.21%	356,176	3,186	3.58%
Long-term debt, other borrowings and subordinated debt	361,628	5,669	6.27%	351,015	4,606	5.25%

Total interest bearing liabilities	1,431,446	17,727	4.95%	1,410,990	12,886	3.65%

Other liabilities	62,799			54,048
Members’ equity	233,886			199,379

Total liabilities and members’ equity	$1,728,131			$1,664,417

Net interest earning assets	$243,259			$208,732

Net interest revenues and spread		$11,384	2.00%		$11,600	2.39%
Net yield on interest earning assets			2.72%			2.86%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	June 30,
	2006	2005
Gain on sale of loans	$5,129	$6,653
Servicing fees	1,156	997
Letter of credit fees	1,047	831
Prepayment fees	170	(9)
Other	937	871

Total	$8,439	$9,343

     Total non-interest income decreased $0.9 million or 9.7% from $9.3 million during the three months ended June 30, 2005 to $8.4 million in 2006. The decline was primarily driven by a decrease of $1.6 million in gain on sale of loans from $6.7 million for the three months ended June 30, 2005 to $5.1 million for the three months ended June 30, 2006.
     As a percentage, the gain on sale of mortgage loans for securitization declined from 2.9% of unpaid principal balance sold for the three months ended June 30, 2005 to 2.1% for the three months ended June 30, 2006 due to the increased competition in the commercial mortgage market.
     The following table shows the unpaid principal balance of loans sold during the three months ended June 30 (dollars in thousands):

	2006	2005
Mortgage loans for securitization	$209,930	$217,185
Other loan sales	44,087	10,991
Single family residential and cooperative loans	17,262	17,720
SBA loans	2,317	2,930

Total	$273,596	$248,826

     There were no sales of investment securities available for sale for the three months ended June 30, 2006 or the same period in 2005.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $309 thousand for the three months ended June 30, 2006 compared to $282 thousand for the same period last year.
     Prepayment penalty fees increased by $179 thousand for the three months ended June 30, 2005 to 2006. This increase primarily relates to three small prepayment penalty fees on multi-family residential real estate loans. The $9 thousand expense recorded for the three months ended June 30, 2005 reflects a greater writedown of the interest-only receivable than the prepayment fee received.
     In total, non-interest income amounted to 42.6% of total net revenue (net interest income plus non-interest income) for the three months ended June 30, 2006 compared with 44.6% in 2005.

Non-interest Expense
(dollars in thousands)

	Non-interest expense
	for the three months
	ended June 30,
	2006	2005
Compensation and employee benefits	$7,553	$7,031
Provision (credit) for unfunded commitments	1,349	(131)
Occupancy and equipment	1,559	1,344
Contractual services	1,201	1,687
Corporate development	810	713
Information systems	712	586
Travel and entertainment	343	392
Other	1,071	780

Total	$14,598	$12,402

     Non-interest expense for the three months ended June 30, 2006, increased 17.7% or $2.2 million to $14.6 million compared with $12.4 million for the corresponding prior year period. Compensation and employee benefits, the single largest component of non-interest expense, increased 7.4% or $0.5 million to $7.6 million compared to $7.0 million for the three months ended June 30, 2005. This was largely driven by base salary adjustments for the quarter in addition to an increase in average headcount for the three months ending June 30, 2006 compared to the same period ending June 30, 2005.
     Contractual services decreased 28.8% or $0.5 million to $1.2 million in 2006 from $1.7 million in 2005.
     Non-interest expense as a percentage of average assets was 3.4% and 3.0% for the three months ended June 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Requirements
     NCB uses cash primarily for providing loans to eligible cooperative enterprises or enterprises controlled by eligible cooperatives, debt payments and patronage dividends to stockholders. NCB depends primarily on loan sales, deposits from our customers and debt borrowings to finance future growth.
     Cash Balances. As of June 30, 2006, NCB had $46.7 million of cash and equivalents, which was an increase of $3.7 million from December 31, 2005.
     As of June 30, 2006, NCB also had $5.3 million of cash that was restricted as a result of a recourse obligation as discussed in Note 8.
     Debt Repayments and Refinancing. During the second quarter of 2006, NCB terminated its previous revolving credit agreement and entered into a new credit agreement on May 1, 2006. Included in interest expense for the six months ended June 30, 2006 is $0.5 million of deferred costs related to the previous revolving line of credit. The new revolving credit agreement has a total facility available of $350.0 million and matures on April 29, 2011. As of June 30, 2006, $145.0 million was outstanding under the new revolving line of credit. The new revolving lines of credit allows for the issuance of letters of credit of which none were outstanding as of June 30, 2006. Additionally, during the quarter ending June 30, 2006, all commercial paper borrowings were repaid.
     Loan Fundings. NCB is continually funding various types of loans, including commercial, real estate and consumer loans.

Sources and Uses of Cash
     NCB’s principal sources of cash are loan sales, interest on loans, deposits from customers and debt borrowings. The principal uses of cash are loan fundings and purchases of investment securities.
     Cash Provided by Operations. NCB’s cash provided by operations for the six months ended June 30, 2006 was $54.8 million against $74.6 million of cash provided by operations for the six months ended June 30, 2005, due primarily to a $9.7 million change in loans originated for sale, net of principal collections and a $42.1 million change in proceeds from the sale of loans held for sale, partially offset by a $66.8 million change in purchase of loans held for sale.
     Cash Used in Investing Activities. NCB’s cash used in investing activities for the six months ended June 30, 2006 was $62.1 million compared to $69.7 million for the six months ended June 30, 2005. This change was primarily due to $59.2 million in net new loans as of June 30, 2006 compared to $65.1 million of net new loans as of June 30, 2005.
     Cash Provided by Financing Activities. NCB’s cash provided by financing activities for the six months ended June 30, 2006 was $11.1 million against $89.6 million of cash used in financing activities for the six months ended June 30, 2005 primarily due to a decline in deposit growth.
Uses of Funds
Loans and Leases
     Loans and leases, including loans held for sale, outstanding were $1.5 billion at June 30, 2006 and December 31, 2005.
     The commercial loan and lease portfolio decreased 4.0% to $531.4 million at June 30, 2006 compared with $553.8 million at December 31, 2005. NCB’s commercial portfolio has a concentration in the food retailing and healthcare markets, the latter being mostly residential care facilities. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are generally expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of the collateral.
     NCB’s real estate loan portfolio increased 11.8% to $765.9 million for the six months ended June 30, 2006 from $685.0 million at December 31, 2005. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgage and cooperative single-family loans.
Cash, Cash Equivalents, and Investment Securities
     Cash, cash equivalents, and investment securities increased 2.8% or $3.7 million to $137.4 million at June 30, 2006 compared with $133.7 million at December 31, 2005.
Interest-Bearing Liabilities
     Per Table 4, interest-bearing liabilities remained steady at $1.4 billion at December 31, 2005 and June 30, 2006.
     For the six months ended June 30, 2006, deposits, all of which are held at NCB, FSB, decreased 0.3% to $734.9 million from $737.4 million at December 31, 2005. The weighted average rate on deposits at June 30, 2006 was 3.8% compared to 3.5% at December 31, 2005. The average maturity of the certificates of deposit at June 30, 2006 was 24.1 months compared with 25.1 months at December 31, 2005.

Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	June 30,	December 31,
	2006	2005	% Change
Deposits	$734,930	$737,383	-0.3%
Short-term debt	321,827	312,882	2.9%
Long-term debt	196,559	193,041	1.8%
Subordinated debt	123,147	123,117	0.0%
Junior subordinated debt	50,630	50,614	0.0%

Total	$1,427,093	$1,417,037	0.7%

     At June 30, 2006 total short-term and long-term borrowings (including subordinated debt) increased $12.5 million or 1.8% from $679.7 million at December 31, 2005 to $692.2 million at June 30, 2006.
     NCB, FSB had $192.8 million advances from the FHLB at June 30, 2006 compared to $181.6 million at December 31, 2005. NCB also has letter of credit availability under the FHLB of which $5.4 million was outstanding at June 30, 2006.
     At June 30, 2006 NCB had $350.0 million of newly committed revolving lines of credit available with $145.0 million outstanding. At December 31, 2005, no balance was outstanding on the previous revolving lines of credit.
     NCB had $20.0 million of committed bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available of which $15.0 million was outstanding at June 30, 2006. There were no bid lines outstanding at December 31, 2005.
     At June 30, 2006 NCB had no commercial paper borrowings outstanding. At December 31, 2005 there were $132.2 million of commercial paper borrowings outstanding.
     At June 30, 2006 and December 31, 2005, under its Medium Term Note Program NCB had authority to issue up to $151.0 million and $176.0 million of medium term notes, respectively. As of June 30, 2006 and December 31, 2005, NCB had $15.0 million and $40.0 million of medium term notes outstanding under this program. In addition, as of June 30, 2006 and December 31, 2005, NCB had outstanding $155.0 million of privately placed debt issued to various institutional investors. At June 30, 2006, NCB has $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.
Contractual Obligations
     NCB has various financial obligations, including contractual obligations that may require future cash payments. At June 30, 2006 there were no material changes to either the type or maturity of contractual obligations from December 31, 2005.
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

Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.2 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in NCB’s market risk profile occurred from December 31, 2005 to June 30, 2006.
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
Item 6. Exhibits
     The following exhibits are filed as part of this report:

Exhibit 10.48	Blanket Agreement with Federal Home Loan Bank of Cincinnati

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK
Date: August 14, 2006

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler
Dean Lawler
Senior Vice President, Corporate Controller