Form 10-Q
period 2006-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2006-11-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2006: Class B 1,628,416; Class C 244,938.

National Consumer Cooperative Bank
(doing business as National Cooperative Bank) and Subsidiaries
INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — September 30, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Income (unaudited) — for the three and nine months ended September 30, 2006 and 2005	2

	Consolidated Statements of Comprehensive Income (unaudited) — for the nine months ended September 30, 2006 and 2005	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the nine months ended September 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2006 and 2005	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) — September 30, 2006	7-26

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the nine and three months ended September 30, 2006 and 2005	27-43

Item 3	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4	Controls and Procedures	44

PART II OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 6	Exhibits	44

	Signatures	45

NATIONAL COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$50,613	$43,001
Restricted cash	5,332	5,151
Investment securities
Available-for-sale	89,762	89,083
Held-to-maturity	1,647	1,640
Loans held for sale	139,120	232,024
Loans and lease financing	1,356,942	1,263,703
Less: Allowance for loan losses	(20,847)	(20,193)

Net loans and lease financing	1,336,095	1,243,510
Other assets	80,383	80,158

Total assets	$1,702,952	$1,694,567

Liabilities and Members’ Equity
Liabilities
Deposits	$753,862	$737,383
Patronage dividends payable in cash	5,429	9,518
Other liabilities	58,509	49,004
Borrowings
Short-term	269,100	312,882
Long-term
Current	55,000	80,000
Non-current	162,892	113,041
Subordinated debt
Current	2,500	2,500
Non-current	120,661	120,617
Junior subordinated debt	50,639	50,614

Total borrowings	660,792	679,654

Total liabilities	1,478,592	1,475,559

Members’ equity
Common stock	187,335	170,868
Retained earnings
Allocated	7,876	13,307
Unallocated	28,205	33,423
Accumulated other comprehensive income	944	1,410

Total members’ equity	224,360	219,008

Total liabilities and members’ equity	$1,702,952	$1,694,567

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income
Loans and lease financing	$27,903	$23,035	$80,146	$64,558
Investment securities	1,762	1,250	5,100	3,659
Other interest income	737	785	2,233	2,369

Total interest income	30,402	25,070	87,479	70,586

Interest expense
Deposits	7,487	5,509	21,675	14,813
Short-term borrowings	5,123	3,767	14,126	9,435
Long-term debt, other borrowings and subordinated debt	6,162	4,796	17,229	13,704

Total interest expense	18,772	14,072	53,030	37,952

Net interest income	11,630	10,998	34,449	32,634

Provision for loan losses	5,276	1,596	3,835	2,345

Net interest income after provision for loan losses	6,354	9,402	30,614	30,289

Non-interest income
Gain on sale of loans	6,184	6,079	15,597	22,125
Servicing fees	1,262	1,118	3,513	3,156
Letter of credit fees	910	904	2,684	2,664
Prepayment Fees	71	(89)	1,161	(160)
Other	863	806	2,603	2,272

Total non-interest income	9,290	8,818	25,558	30,057

Non-interest expense
Compensation and employee benefits	8,269	7,217	23,851	21,526
(Credit) provision for unfunded commitments	(2,365)	780	(953)	719
Occupancy and equipment	3,312	1,593	6,431	4,361
Contractual services	1,523	1,489	4,361	4,682
Corporate development	566	739	1,975	1,895
Information systems	718	667	2,126	1,997
Travel and entertainment	316	335	1,005	1,094
Other	322	674	2,040	2,235

Total non-interest expense	12,661	13,494	40,836	38,509

Income before income taxes	2,983	4,726	15,336	21,837

(Benefit) provision for income taxes	(49)	235	1,117	1,533

Net income	$3,032	$4,491	$14,219	$20,304

Distribution of net income
Patronage dividends	$3,919	$3,529	$13,305	$18,327
Retained earnings	(887)	962	914	1,977

	$3,032	$4,491	$14,219	$20,304

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2006	2005
Net income	$14,219	$20,304

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(472)	(2,060)
Tax effect	6	9

Comprehensive income	$13,753	$18,253

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2006 and 2005
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	14,219	—	14,219
Adjustment to prior year dividends	—	4,063	(6,537)	—	(2,474)
Cancellation of stock	(903)	—	900	—	(3)
Other dividends declared	—	—	(495)	—	(495)
2005 patronage dividends
distributed in stock	17,370	(17,370)	—	—	—
2006 patronage dividends
To be distributed in cash	—	—	(5,429)	—	(5,429)
Retained in form of equity	—	7,876	(7,876)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(466)	(466)

Balance, September 30, 2006	$187,335	$7,876	$28,205	$944	$224,360

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2004	$160,474	$12,340	$29,112	$3,563	$205,489
Net income	—	—	20,304	—	20,304
Adjustment to prior year dividends	97	(162)	26	—	(39)
Cancellation of stock	(971)	—	971	—	—
Other dividends declared	—	—	(449)	—	(449)
2004 patronage dividends distributed in stock	12,178	(12,178)	—	—	—
2005 patronage dividend
To be distributed in cash	—	—	(7,642)	—	(7,642)
Retained in form of equity	—	10,685	(10,685)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(2,051)	(2,051)

Balance, September 30, 2005	$171,778	$10,685	$31,637	$1,512	$215,612

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities
Net income	$14,219	$20,304
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,835	2,345
(Credit) provision for losses on unfunded commitments	(953)	719
Amortization of interest-only-receivables and servicing rights	7,553	7,688
Depreciation and amortization, other	2,456	993
Gain on sale of loans	(15,597)	(22,125)
Loss on sale of investments available-for-sale	10	9
Purchase of loans held for sale	(138,753)	(30,563)
Loans originated for sale, net of principal collections	(625,628)	(656,080)
Proceeds from sale of loans held for sale	869,349	756,768
Increase in other assets	(543)	(6,705)
Increase in other liabilities	7,409	9,103

Net cash provided by operating activities	123,357	82,456

Cash flows from investing activities
Increase in restricted cash	(181)	(104)
Purchase of investment securities
Available-for-sale	(84,638)	(38,795)
Held-to-maturity	(17)	(76)
Proceeds from maturities of investment securities
Available-for-sale	81,697	25,615
Held-to-maturity	9	100
Proceeds from the sale of investment securities
Available-for-sale	2,100	6,870
Net increase in loans and lease financing	(96,431)	(110,286)
Purchases of premises and equipment	(3,480)	(992)

Net cash used in investing activities	(100,941)	(117,668)

Cash flows from financing activities
Net increase in deposits	16,479	91,694
Net decrease in short-term borrowings	(43,780)	(59,929)
Repayments from maturities of long-term borrowings	(25,000)	—
Proceeds from the issuance of long-term borrowings	50,000	—
Patronage dividend paid	(11,991)	(8,715)
Other dividend paid	(512)	(443)

Net cash (used in) provided by financing activities	(14,804)	22,607

Increase (decrease) in cash and cash equivalents	7,612	(12,605)
Cash and cash equivalents, beginning of period	43,001	47,388

Cash and cash equivalents, end of period	$50,613	$34,783

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2006	2005
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of tax	$(466)	$(2,051)

Supplemental information:
Interest paid	$47,750	$37,834

Income taxes paid	$1,264	$1,486
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1. BASIS OF PRESENTATION
     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles, which have been applied on a consistent basis and follow general practices within the banking industry. In our opinion, these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present our results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for all of 2006. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in our Annual Report on Form 10-K.
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
     We discuss the assumptions involved in applying these policies in our Annual Report on Form 10-K. We evaluate our accounting estimates and assumptions on an on-going basis. As of September 30, 2006, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies from our audited 2005 financial statements.
     While we believe our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Cash	$45,633	$36,067
Cash equivalents	4,980	6,934

Total	$50,613	$43,001

     In addition, there was restricted cash of $5.3 million as of September 30, 2006 and $5.2 million as of December 31, 2005, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 8.

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities at September 30, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$41,190	$594	$(428)	$41,356
U.S. Treasury and agency obligations	40,144	30	(361)	39,813
Corporate notes	5,595	—	(17)	5,578
Mutual funds	1,491	—	(126)	1,365
Mortgage-backed securities	1,597	—	(29)	1,568
Equity securities	50	32	—	82

Total	$90,067	$656	$(961)	$89,762

     The fair value of investment securities could change from period to period due to factors such as a change in the general level of interest rates, a deterioration in the credit quality of the issuer or in the business conditions of the issuer. NCB does not consider the unrealized losses at September 30, 2006 to be other-than-temporary in accordance with Emerging Issues Task Force (“EITF”) Issue Number 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as detailed below.
Interest-only certificated receivables
     The unrealized losses on NCB’s interest-only certificated receivables were caused by interest rate increases. The certificated interest-only strips were created when NCB securitized loans and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider the certificated interest-only strips to be other-than-temporarily impaired at September 30, 2006.
U.S. Treasury and agency obligations, Corporate notes, Mutual funds and Mortgage-backed securities
     At September 30, 2006, NCB held U.S. treasury and agency obligations, with an aggregate fair value of $39.8 million. Since these securities are guaranteed by the full faith and credit of the U.S. government and its agencies, NCB considers the loss of $0.4 million as interest-rate related. At September 30, 2006, NCB held mortgage-backed securities, issued by Freddie Mac and Fannie Mae, which had a fair value of $1.6 million. NCB considers the loss of $29 thousand to be interest-rate related. At September 30, 2006, NCB held investment-grade corporate notes, with an aggregate fair value of $5.6 million. Given the current credit ratings, NCB considers the loss of $17 thousand to be interest-rate related. NCB considers the loss of $126 thousand on the mutual funds and equity securities to be interest-rate related. Additionally, NCB has the ability and intent to hold the corporate notes, mutual funds and mortgage-backed securities until a recovery of fair value, which may be maturity, and thus concludes that individually, and as a group, the losses are not other-than-temporary.

     The composition of available-for-sale investment securities at December 31, 2005 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$41,931	$486	$(390)	$42,027
U.S. Treasury and agency obligations	40,760	1	(478)	40,283
Corporate notes	4,163	—	(36)	4,127
Mutual funds	1,446	—	(124)	1,322
Mortgage-backed securities	1,270	—	(29)	1,241
Equity securities	50	33	—	83

Total	$89,620	$520	$(1,057)	$89,083

     Interest-only certificated receivables substantially pertain to cooperative multifamily loans to cooperative housing corporations.
     During the nine months ended September 30, 2006, there was $2.1 million of available-for-sale securities sold compared with $6.9 million of available-for-sale securities sold during the nine months ended September 30, 2005.
     During the three months ended September 30, 2006, there were $1.3 million of available-for-sale securities sold compared with $3.3 million of available-for-sale securities sold during the three months ended September 30, 2005.
     The composition of held-to-maturity investment securities at September 30, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$289	—	$1,467
Corporate debt securities and other	469	12	—	481

Total	$1,647	$301	$—	$1,948

     The composition of held-to-maturity investment securities at December 31, 2005 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$20	$—	$1,198
Corporate debt securities and other	462	9	—	471

Total	$1,640	$29	$—	$1,669

5. LOAN SERVICING
     Loans serviced for others are not included in the accompanying consolidated balance sheets.
     Changes in the portfolio of loans serviced for others were as follows (dollars in thousands):

	2006	2005
Balance at January 1	$4,089,667	$3,474,646
Additions	720,239	693,768
Loan payments and payoffs	(207,241)	(282,179)

Balance at September 30	$4,602,665	$3,886,235

     Refer to Note 16 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.
6. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Consumer loans	$31,780	$24,959
Commercial loans	533,865	549,164
Real estate loans:
Residential	631,753	541,076
Commercial	158,833	143,875
Lease financing	711	4,629

Total	$1,356,942	$1,263,703

7. LOANS HELD FOR SALE
     Loans held for sale by category are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Consumer	$1,746	$1,169
Commercial loans	16,231	11,908
Real estate loans:
Residential	112,492	156,384
Commercial	8,651	62,563

Total	$139,120	$232,024

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

     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of September 30, 2006 and December 31, 2005. The unpaid principal balance of the loans covered by the Agreement was $269.8 million as of September 30, 2006 compared with $274.6 million as of December 31, 2005. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses.
     In January 2003, NCB purchased from NCB Development Corporation the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of September 30, 2006 and December 31, 2005, the unpaid principal balance of loans subject to this recourse obligation was $101.1 million and $103.1 million, respectively. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.
9. IMPAIRED ASSETS
     Impaired assets, composed of non-accrual loans and real estate owned, totaled $22.3 million and $14.2 million at September 30, 2006 and December 31, 2005, respectively. The average balance of impaired loans was $17.2 million and $13.6 million for the nine months ended September 30, 2006 and 2005, respectively. The interest income that was earned, but not recognized (including the subsequent recognition of interest on loans released from non-accrual status) on impaired loans was $1.5 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 NCB had a specific allowance of $3.5 million related to $10.4 million of impaired loans and a general allowance of $3.9 million related to $11.7 million of impaired loans. At December 31, 2005 NCB had a specific allowance of $2.8 million related to $8.8 million of impaired loans and a general allowance of $2.1 million related to $5.4 million of impaired loans.
     As of September 30, 2006, there were not any commitments to lend additional funds to borrowers whose loans were impaired.
     Real estate owned was $193 thousand at September 30, 2006 and $10 thousand at December 31, 2005.

10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the components of the allowance for loan losses as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Specific Reserves on Impaired Loans	$3,515	$2,809
Specific Reserve on Criticized Loans	541	2,106
Unallocated	—	—
General Allocation	16,791	15,278

Total Allowance for Loan Losses	$20,847	$20,193

     The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30 (dollars in thousands):

	2006	2005
Balance at January 1	$20,193	$16,991

Charge-offs
Commercial	(3,406)	(483)
Real Estate	(32)	(9)

Total charge-offs	(3,438)	(492)

Recoveries
Commercial	257	2,211
Real Estate	—	558

Total Recoveries	257	2,769

Net (charge-offs) recoveries	(3,181)	2,277

Provision for loan losses	3,835	2,345

Balance at September 30	$20,847	$21,613

     Included within the provision for loan losses for the nine months ended September 30, 2006 is $2.4 million related to the reclassification of a provision for unfunded commitments. The reclassification was the result of a letter of credit that was drawn on during the third quarter of 2006. Simultaneously, $2.4 million of the loan balance relating to the draw of the letter of credit was charged-off and is reflected in the $3.4 million of commercial charge-offs for the three and nine months ended September 30, 2006.
     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the nine months ended September 30 (dollars in thousands):

	2006	2005
Balance at January 1	$2,605	$1,814
(Credit) provision for unfunded commitments	(953)	719

Balance at September 30	$1,652	$2,533

11. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	September 30,	December 31,
	2006	2005
Non-certificated interest-only receivables	$32,894	$35,671
Accrued interest receivables	9,414	8,167
Mortgage servicing rights	8,428	5,803
Federal Home Loan Bank stock	8,296	7,728
Premises and equipment, net	6,053	5,173
Valuation of letters of credit	5,722	7,939
Derivative assets	2,979	4,035
Equity method investments	2,128	2,135
Prepaid assets	2,004	1,223
Other	2,465	2,284

Total other assets	$80,383	$80,158

     Within premises and equipment is $1.5 million which relates to the acceleration of depreciation expense and the corresponding accumulated depreciation for the fixed assets at NCB’s current Washington, D.C. headquarters. Offsetting this acceleration is $1.9 million of build-out expenditure relating to NCB’s new offices in Arlington, VA.
12. DEPOSITS
     Deposits consisted of the following (dollars in thousands):

	Average Rate Paid		Balance
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Non-interest bearing demand deposits	—	—	$39,896	$25,926
Interest-bearing demand deposits	3.86%	2.80%	204,082	212,524
Savings deposits	1.37%	1.08%	6,256	7,601
Certificates of deposit	4.49%	3.99%	503,628	491,332

Total deposits			$753,862	$737,383

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $362.7 million and $335.2 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Within 3 months	$76,263	$75,170
Over 3 months through 6 months	36,242	17,406
Over 6 months through 12 months	51,671	38,934
Over 12 months	198,511	203,707

Total certificates of deposit	$362,687	$335,217

     Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Interest-bearing demand deposits	$2,103	$1,594	$5,800	$4,076
Savings deposits	23	23	67	68
Certificates of deposit	5,361	3,892	15,808	10,669

Total deposit interest expense	$7,487	$5,509	$21,675	$14,813

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
     NCB, FSB’s capital exceeded the minimum capital requirements at September 30, 2006 and December 31, 2005. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at September 30, 2006 and December 31, 2005 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2006:
Tangible Capital (to tangible assets)	$125,716	11.53%	$16,352	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	133,344	14.86%	71,784	8.00%	$89,730	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	125,203	13.95%	N/A	N/A	53,838	6.00%
Core Capital (to adjusted tangible assets)	125,716	11.53%	43,606	4.00%	54,507	5.00%

As of December 31, 2005:
Tangible Capital (to tangible assets)	$96,430	9.32%	$15,527	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	103,624	12.17%	68,134	8.00%	$85,168	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	95,864	11.26%	N/A	N/A	51,101	6.00%
Core Capital (to adjusted tangible assets)	96,430	9.32%	41,405	4.00%	51,756	5.00%
     The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution if, like NCB,FSB, it is a subsidiary of a holding company. If NCB,FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. At September 30, 2006, no such limitations or restrictions existed.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS
     NCB is a party to financial instruments with off-balance sheet risk. These financial instruments may include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the notional amount recognized in the balance sheets. The contract amounts of those instruments reflect the exposure that NCB has in particular classes of financial instruments. Unless noted otherwise, NCB does not require collateral or other security to support off-balance sheet financial instruments.
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
     Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature.
     Issuance fees associated with the standby letters of credit range from 0.50% to 3.50% of the commitment amount. The standby letters of credit mature throughout 2006 to 2016.
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at September 30, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2006	2005	2006	2005
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$749,193	$739,507	$3,746	$3,698
Rate lock commitments to extend credit:
Single family	$4,970	$8,161	$(5)	$34
Commercial real estate	$187,018	$120,075	$1,847	$(403)
Standby letters of credit	$201,279	$232,577	$6,937	$8,776

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $5.6 million was recorded in Other liabilities in the Consolidated Balance Sheet at September 30, 2006. The corresponding amount at December 31, 2005 was $7.9 million.
     NCB reserved $1.7 million and $2.6 million as of September 30, 2006 and December 31, 2005, respectively, to cover its loss exposure to unfunded commitments.
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
     Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to warehouse loans, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below and included in the caption entitled “Gain On Sale of Loans” in the accompanying consolidated statements of income for the three and nine months ended September 30 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Unrealized (loss) gain on designated derivatives recognized(1)	$(3,807)	$9,705	$(2,542)	$6,317
Increase (decrease) in value of warehouse loans(2)	3,946	(10,105)	2,626	(6,682)

Net hedge ineffectiveness(3)	139	(400)	84	(365)

Unrealized gain (loss) on undesignated loan commitments recognized(4)	7,485	(3,776)	2,480	(3,315)
(Loss) gain on undesignated derivatives recognized(5)	(7,883)	4,326	(2,491)	3,483

Net (loss) gain on undesignated derivatives	(398)	550	(11)	168

Unrealized (loss) gain on other non-hedging derivatives(6)	(228)	244	65	343

Net SFAS 133 adjustment	$(487)	$394	$138	$146

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap over the period presented.

(2)	Quantifies the change in value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At September 30, 2006 NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $13.0 thousand. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
     Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases and sells these contracts to economically hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. For the periods presented, futures contracts have served as economic hedges. These futures contracts have not been designated as accounting hedges under FAS 133, as amended.
     Forward loan sales commitments lock in the prices at which commercial real estate, single-family residential loans and cooperative single-family loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to economically hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative single-family loans. NCB also participates in a cash window program with Fannie Mae to sell forward sale commercial real estate loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.
     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at September 30, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2006	2005	2006	2005
Financial futures contracts	$10,400	$19,300	$(123)	$282
Interest rate swap agreements	$323,513	$347,748	$(5,050)	$1,374
Forward sales commitments:
Cooperative single family	$17,573	$16,122	$(101)	$44
Cooperative multifamily	$43,000	$40,000	$(1,143)	$549

15. SEGMENT REPORTING
     NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates commercial real estate loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated administrative income and expense, and net interest income from investments and corporate debt after allocations to segments. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies detailed in NCB’s Annual Report on Form 10-K for the year ended December 31, 2005.

     The following is the segment reporting for the nine months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$31,076	$17,060	$16,074	$20,238	$3,031	$87,479
Interest expense	17,579	8,293	12,988	11,830	2,340	53,030

Net interest income	13,497	8,767	3,086	8,408	691	34,449

Provision (credit) for loan losses	5,187	(113)	—	(1,239)	—	3,835

Non-interest income	4,364	3,477	15,537	2,180	—	25,558

Non-interest expense:
Direct expense	4,454	3,304	3,567	4,328	15,700	31,353
Overhead and support	2,735	2,091	1,897	2,760	—	9,483

Total non-interest expense	7,189	5,395	5,464	7,088	15,700	40,836

Income (loss) before taxes	$5,485	$6,962	$13,159	$4,739	$(15,009)	$15,336

Total average assets	$528,287	$287,289	$266,411	$480,279	$196,284	$1,758,550

Total assets	$529,875	$308,825	$223,388	$519,138	$121,726	$1,702,952

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$27,143	$13,448	$13,480	$14,693	$1,822	$70,586
Interest expense	12,640	5,467	10,550	7,665	1,630	37,952

Net interest income	14,503	7,981	2,930	7,028	192	32,634

Provision for loan losses	1,553	69	—	723	—	2,345

Non-interest income	4,599	2,434	20,891	2,133	—	30,057

Non-interest expense:
Direct expense	5,090	2,432	3,089	3,736	14,772	29,119
Overhead and support	2,956	1,589	1,969	2,876	—	9,390

Total non-interest expense	8,046	4,021	5,058	6,612	14,772	38,509

Income (loss) before taxes	$9,503	$6,325	$18,763	$1,826	$(14,580)	$21,837

Total average assets	$508,093	$245,097	$311,384	$396,453	$184,158	$1,645,185

Total assets	$527,357	$242,792	$326,868	$456,107	$106,388	$1,659,512

     The following is the segment reporting for the three months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,471	$6,175	$5,507	$7,168	$1,081	$30,402
Interest expense	6,036	3,024	4,459	4,380	873	18,772

Net interest income	4,435	3,151	1,048	2,788	208	11,630

Provision (credit) for loan losses	4,897	(3)	—	382	—	5,276

Non-interest income	1,452	1,161	6,000	677	—	9,290

Non-interest expense:
Direct expense	1,425	1,103	1,315	1,597	5,352	10,792
Overhead and support	503	397	391	578	—	1,869

Total non-interest expense	1,928	1,500	1,706	2,175	5,352	12,661

(Loss) income before taxes	$(938)	$2,815	$5,342	$908	$(5,144)	$2,983

Total average assets	$528,582	$301,864	$253,064	$499,180	$184,110	$1,766,800

Total assets	$529,875	$308,825	$223,388	$519,138	$121,726	$1,702,952

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,893	$4,244	$4,825	$5,459	$649	$25,070
Interest expense	4,760	1,867	4,014	2,962	469	14,072

Net interest income	5,133	2,377	811	2,497	180	10,998

Provision for loan losses	1,347	29	—	220	—	1,596

Non-interest income	1,504	874	5,628	812	—	8,818

Non-interest expense:
Direct expense	2,251	1,155	655	1,368	4,361	9,790
Overhead and support	1,178	980	318	1,228	—	3,704

Total non-interest expense	3,429	2,135	973	2,596	4,361	13,494

Income (loss) before taxes	$1,861	$1,087	$5,466	$493	$(4,181)	$4,726

Total average assets	$522,000	$229,326	$318,374	$356,539	$263,699	$1,689,938

Total assets	$527,357	$242,792	$326,868	$456,107	$106,388	$1,659,512

16. LOAN SALES AND SECURITIZATIONS
     NCB sells commercial real estate and residential real estate loans. When NCB sells loans, it generally retains the mortgage servicing rights and, depending on the nature of the sale, may also retain interest-only securities.
     During the nine months ended September 30, 2006 and 2005, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s sale of loans through securitized transactions were $603.5 million and generated a total of $5.5 million in retained interests for the nine months ended September 30, 2006. The proceeds from NCB’s sales of loans through securitized transactions were $426.7 million and generated a total of $5.4 million in retained interests for the nine months ended September 30, 2005.
     During the nine months ended September 30, 2006 and 2005, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $265.9 million and generated a total of $1.9 million in retained interests for the nine months ended September 30, 2006. The net proceeds from the sale of these loans were $322.6 million and generated a total of $4.4 million in retained interests for the nine months ended September 30, 2005.
     NCB does not retain the servicing rights on auto loan sales, which generated net proceeds of $138.2 million and $59.2 million for the nine and three months ended September 30, 2006, respectively.
     In total, NCB generated a gain on the sale of loans of $15.6 million and $22.1 million for the nine months ended September 30, 2006 and 2005, respectively. NCB generated a gain on the sale of loans of $6.2 million and $6.1 million for the three months ended September 30, 2006 and 2005, respectively.
     See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.
     Mortgage Servicing Rights (“MSRs”)
     MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.06% to 0.53% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
     Per paragraph 63 of FAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.
     Activity related to MSRs for the nine months ended September 30, 2006 and 2005 are as follows (dollars in thousands):

	Mortgage Servicing Rights
	2006	2005
Balance at January 1	$5,803	$3,099
Additions	3,211	2,716
Amortization	(586)	(573)

Balance at September 30	$8,428	$5,242

     NCB services three types of loans: cooperative single family loans, cooperative multifamily loans and commercial real estate loans. At September 30, 2006 and December 31, 2005 the MSR balance relating to the servicing of cooperative single family loans was $2.1 million and $2.0 million respectively. At September 30, 2006 and December 31, 2005 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $6.3 million and $3.8 million, respectively. To date, no principal loss relating to an NCB originated cooperative blanket or commercial real estate loan originated for sale has ever occurred.
     No valuation allowance was established for MSRs at September 30, 2006 and 2005. Additionally, during the nine months ended September 30, 2006 and 2005, there was no impairment or reversal of impairment recorded.
     Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the nine months ended September 30, are as follows:

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Weighted-average life (in years)	8.4	8.9
Weighted-average annual prepayment speed	2.9%	3.6%
Residual cash flow discount rate (annual)	10.9%	10.9%
Earnings rate P&I float, escrows and replacement reserves	5.1%	4.3%
     Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs at September 30, 2006 and December 31, 2005 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Fair value of mortgage servicing rights	$11,406	$7,623
Weighted-average remaining life (in years)	6.3	6.4
Weighted-average annual prepayment speed	7.0%	7.1%
Impact on fair value of 10% adverse change	$(188)	$(270)
Impact on fair value of 20% adverse change	$(360)	$(431)
Residual cash flows discount rate (annual)	10.7%	10.6%
Impact on fair value of 10% adverse change	$(454)	$(389)
Impact on fair value of 20% adverse change	$(879)	$(662)
Earnings Rate of P&I float, escrow and replacement	5.2%	4.4%
Impact on fair value of 10% adverse change	$(534)	$(389)
Impact on fair value of 20% adverse change	$(1,067)	$(682)

     Interest-Only receivables
     Activity related to interest-only receivables for the nine months ended September 30, 2006 and 2005 is as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2006	2005
Balance at January 1 at fair value	$42,027	$42,063
Additions	3,005	3,928
Amortization	(3,743)	(3,745)
Change in valuation allowance	72	(1,132)
Writedown of asset due to prepayment	(5)	(34)

Balance at September 30 at fair value	$41,356	$41,080

	Non-certificated Interest-Only
	Receivables
	2006	2005
Balance at January 1 at fair value	$35,671	$37,833
Additions	1,146	3,579
Amortization	(3,052)	(2,957)
Change in valuation allowance	(701)	(630)
Writedown of asset due to prepayment	(170)	(377)

Balance at September 30 at fair value	$32,894	$37,448

     The prepayment that triggered the write-down of the interest-only receivables also triggered the payment of prepayment fees of $1.3 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.
     For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumption used in the valuation of its other retained interests is the discount rate.
     Key economic assumptions used in determining the fair value of interest-only receivables at the time of securitization are as follows:

	September 30,
	2006	2005
Weighted-average life (in years)	9.3	9.3
Weighted-average annual discount rate	7.42%	5.18%

Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only receivables at September 30, 2006 and December 31, 2005, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Fair value of other retained interest	$74,217	$77,698
Weighted-average life (in years)	7.0	7.4
Weighted average annual discount rate	6.22%	5.93%
Impact on fair value of 10% adverse change	$(1,571)	$(1,679)
Impact on fair value of 20% adverse change	$(3,089)	$(3,300)
     At September 30, 2006 and December 31, 2005 the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.0 billion and $3.3 billion, respectively. At September 30, 2006 there was $5.9 million, or 0.1%, of delinquent loans. At December 31, 2005 there was $7.6 million, or 0.2%, of delinquent loans.
     All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
     The following table summarizes the cash flows received from loan sale activity and retained interests for the nine months ended September 30, (dollars in thousands):

	2006	2005
Net proceeds from loans sold through securitization	$603,467	$426,668
Net proceeds from auto loan sales	$138,176	$27,577
Net proceeds from other loan sales	$127,698	$295,015
Servicing fees received	$4,055	$3,678
Cash flows received on interest-only receivables	$10,938	$10,872
17. NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 155
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for NCB beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on NCB.

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
Statement of Financial Accounting Standards No. 157
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. NCB is currently evaluating the impact, if any, that SFAS 157 will have on its financial condition and results of operations.
SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that misstatements be quantified based upon their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of the beginning of the year of adoption (2007 for NCB), for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. NCB is currently evaluating the impact, if any, that SAB No. 108 will have on our results of operations and financial position.

Other
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
     NCB primarily provides financial services to eligible cooperatives or organizations controlled by eligible cooperatives throughout the United States. A cooperative is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative, the voting stock of which can only be owned by its members or those eligible to become its members.
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
Results of Operations
For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
Overview
     NCB’s net income for the nine months ended September 30, 2006 was $14.2 million. This was a 30.0% or $6.1 million decrease compared with $20.3 million for the nine months ended September 30, 2005. A $1.8 million increase in net interest income was offset by a $1.5 million increase in the provision for loan losses and a $6.5 million decrease in gain on sale of loans.
     Total assets increased 0.5% or $8.4 million to $1.70 billion at September 30, 2006 from $1.69 billion at December 31, 2005.
     The annualized return on average total assets was 1.1% and 1.6% for the nine months ended September 30, 2006 and 2005, respectively. The annualized return on average members’ equity was 8.2% and 13.4% for the nine months ended September 30, 2006 and 2005, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended September 30,		For the nine months ended September 30,
Profitability	2006	2005	2006	2005

Net interest income	$11,630	$10,998	$34,449	$32,634
Net yield on interest earning assets	2.69%	2.68%	2.69%	2.71%
Non-interest income	$9,290	$8,818	$25,558	$30,057
Non-interest expense	12,661	13,494	40,836	38,509
Net income	3,032	4,491	14,219	20,304

Return on average assets	0.7%	1.1%	1.1%	1.6%
Return on average members’ equity	5.2%	8.7%	8.2%	13.4%
Efficiency ratio	60.5%	68.1%	68.1%	61.4%

Supplemental Data	September 30, 2006	December 31, 2005

Loans held for sale	$139,120	$232,024
Loans and lease financing	1,356,942	1,263,703
Total assets	1,702,952	1,694,567
Total borrowings	660,792	679,654

Headcount	291	294

Average members’ equity as a percentage of
Average total assets	13.1%	12.3%
Average total loans and lease financing	14.9%	13.9%
Net average loans and lease financing to average total assets	87.4%	87.0%
Net average earning assets to average total assets	96.1%	95.6%

Credit Quality	September 30, 2006	December 31, 2005

Allowance for loan losses	$20,847	$20,193
Allowance for loan losses to loans outstanding	1.4%	1.4%
Provision for loan losses	$3,835	$470
Non-accrual loans	22,063	14,200
Real estate owned	193	10
Total non-performing assets	22,256	14,210
Non-performing assets as a percentage of total assets	1.3%	0.8%

Net Interest Income
     Net interest income for the nine months ended September 30, 2006 increased $1.8 million or 5.6% to $34.4 million compared with $32.6 million for the nine months ended September 30, 2005.
     For the nine months ended September 30, 2006, interest income increased by 23.9% or $16.9 million to $87.5 million compared with $70.6 million for the nine months ended September 30, 2005. The total average earning balances increased by $107.3 million and aggregate yields increased from 5.87% in 2005 to 6.82% in 2006.
     Interest income from real estate loans increased $10.9 million or 30.6%. An increase in average balances of $68.2 million or 7.5% contributed $2.9 million of the increase, while an increase in the yield from 5.22% in 2005 to 6.34% in 2006 contributed $8.0 million. Commercial loans and lease interest income increased $4.7 million or 16.2%. Average balances increased by $27.9 million, contributing $1.6 million of the increase in income. The increase in the yield from 7.03% in 2005 to 7.77% in 2006 contributed $3.1 million to the year-over-year increase in income. Interest income from investment securities and cash equivalents increased by $1.4 million. A $14.2 million or 13.3% increase in average balances contributed $0.5 million to the increase, while the increase in the yield from 4.58% in 2005 to 5.64% in 2006 contributed $0.9 million to the year-over-year increase.
     Other interest income is primarily generated from the Non-Certificated Interest-Only Receivables held by NCB, as described in NCB’s Annual Report on Form 10-K for the year ended December 31, 2005. Other interest income was $2.2 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.
     Interest expense for the nine months ended September 30, 2006 increased $15.0 million or 39.7% from $38.0 million in 2005 to $53.0 million in 2006. Interest expense on deposits increased $6.9 million or 46.3%. Average deposit balances grew by $80.3 million or 11.6% from 2005 to 2006, accounting for $2.0 million of the increase. Additionally, the average deposit cost increased by 89 basis points from 2.87% to 3.76%, accounting for $4.9 million of the increase. The growth of deposits remains a key component of NCB’s funding capability.
     Interest expense on short-term borrowings increased by $4.7 million or 49.7%. The average balance on short-term borrowings decreased by $18.8 million; however, the average cost of borrowing increased from 3.63% to 5.74%, accounting for $5.4 million of the increase in interest expense. Included within this was the write off of $0.5 million of unamortized debt issuance costs relating to the termination of a revolving credit facility. Interest expense on long-term debt, other borrowings and subordinated debt increased $3.5 million or 25.7%. The average balance increased by $20.6 million or 5.9%, accounting for $1.0 million of the increase. In addition, the average cost of borrowing increased 98 basis points from 5.20% to 6.18%, accounting for $2.5 million of the increase in interest expense.
     NCB recorded, as an offset to interest income, $0.3 million and $3.2 million associated with its swap contracts relating to the hedging of loans and loan commitments for the nine months ended September 30, 2006 and 2005, respectively. In addition, and over the same respective periods, NCB recorded to interest expense an increase of $0.3 million and a decrease of $0.9 million relating to the hedging of fixed-rate liabilities.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the nine months ended September 30, 2006.

Table 1
Changes in Net Interest Income
For the nine months ended September 30,
(Dollars in thousands)

	2006 Compared to 2005
			Increase (Decrease)
	Average Volume	Average Rate	Net**
Interest Income
Real estate loans	$2,954	$7,974	$10,928
Commercial loans and leases	1,546	3,114	4,660

Total loans and lease financing	4,500	11,088	15,588
Investment securities and cash equivalents	544	897	1,441
Other interest income	(191)	55	(136)

Total interest income	4,853	12,040	16,893

Interest Expense
Deposits	1,993	4,869	6,862
Short-term borrowings	(659)	5,350	4,691
Long-term debt, other borrowings and subordinated debt	968	2,557	3,525

Total interest expense	2,302	12,776	15,078

Net interest income	$2,551	$(736)	$1,815

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the nine months ended September 30,
(Dollars in thousands)

	2006			2005
	Average Balance*	Income/Expense	Average Rate/Yield	Average Balance*	Income/Expense	Average Rate/Yield
Assets
Interest earning assets
Real estate loans*	$981,916	$46,694	6.34%	$913,763	$35,765	5.22%
Commercial loans and leases*	573,985	33,452	7.77%	546,134	28,793	7.03%

Total loans and lease financing*	1,555,901	80,146	6.87%	1,459,897	64,558	5.90%
Investment securities and cash equivalents	120,607	5,100	5.64%	106,420	3,659	4.58%
Other interest income	33,862	2,233	8.79%	36,793	2,369	8.58%

Total interest earning assets	1,710,370	87,479	6.82%	1,603,110	70,586	5.87%

Allowance for loan losses	(19,594)			(19,178)

Non-interest earning assets
Cash	21,432			25,240
Other	46,342			36,013

Total non-interest earning assets	67,774			61,253

Total assets	$1,758,550			$1,645,185

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$769,467	$21,675	3.76%	$689,190	$14,813	2.87%
Short-term borrowings	328,141	14,126	5.74%	346,916	9,435	3.63%
Long-term debt, other borrowings and subordinated debt	371,796	17,229	6.18%	351,187	13,704	5.20%

Total interest bearing liabilities	1,469,404	53,030	4.81%	1,387,293	37,952	3.65%

Other liabilities	57,924			55,515
Members’ equity	231,222			202,377

Total liabilities and members’ equity	$1,758,550			$1,645,185

Net interest earning assets	$240,966			$215,817

Net interest revenues and spread		$34,449	2.01%		$32,634	2.22%
Net yield on interest earning assets			2.69%			2.71%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the nine months ended
	September 30,
	2006	2005
Gain on sale of loans	$15,597	$22,125
Servicing fees	3,513	3,156
Letter of credit fees	2,684	2,664
Prepayment fees	1,161	(160)
Other	2,603	2,272

Total	$25,558	$30,057

     Total non-interest income decreased $4.5 million or 15.0% from $30.1 million during the nine months ended September 30, 2005 to $25.6 million for the nine months ending September 30, 2006. The decline was primarily driven by a decrease of $6.5 million in gain on sale of loans from $22.1 million for the nine months ended September 30, 2005 to $15.6 million for the nine months ending September 30, 2006. Although a similar volume of commercial real estate loans was sold, the percentage gain, as a percent of sold principal balance of commercial real estate loans, declined from 3.4% in the first nine months of 2005 to 2.2% in the first nine months of 2006 due to increased competition in the commercial mortgage market. Based on current market conditions, NCB does not anticipate the percentage gain of commercial real estate principal sold reverting back to the levels experienced in 2005.
     The following table shows the unpaid principal balance of loans sold during the nine months ended September 30 (dollars in thousands):

	2006	2005
Commercial real estate (CRE) loans:
CRE loans for securitization	$593,474	$403,491
Other CRE loan sales	68,500	228,390

Total commercial real estate	$661,974	$631,881
Auto loans	138,176	27,577
Single family residential and cooperative loans	51,246	55,996
SBA loans	7,019	5,891

Total	$858,415	$721,345

     The auto loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes purchased within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
     There were $2.1 million of investment securities available-for-sale sold during the nine months ended September 30, 2006 compared to $6.9 million sold during the nine months ended September 30, 2005.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.1 million for the nine months ended September 30, 2006 and 2005.
     Prepayment fees increased by $1.3 million for the nine months ended September 30, 2006 from the same period during 2005. This increase primarily relates to two large prepayment fees on multi-family residential real estate loans generating prepayment fees of $0.5 million and $0.3 million, in addition to $0.5 million of other prepayment fees collected year to date. The $0.2 million prepayment fee loss recorded for the nine months ended September 30, 2005 reflects a greater write down of the interest-only receivable than the prepayment fee received.
     In total, non-interest income amounted to 42.6% of total net revenue (net interest income plus non-interest income) for the nine months ended September 30, 2006 compared with 47.9% for the same period during 2005.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the nine months ended
	September 30,
	2006	2005
Compensation and employee benefits	$23,851	$21,526
(Credit) provision for unfunded commitments	(953)	719
Occupancy and equipment	6,431	4,361
Contractual services	4,361	4,682
Corporate development	1,975	1,895
Information systems	2,126	1,997
Travel and entertainment	1,005	1,094
Other	2,040	2,235

Total	$40,836	$38,509

     Non-interest expense for the nine months ended September 30, 2006, increased 6.0% or $2.3 million to $40.8 million compared with $38.5 million for the corresponding prior year period primarily due to a $2.3 million increase in compensation and employee benefits, a $2.0 million increase in occupancy and equipment, netted with a decrease of $1.7 million in the provision for unfunded commitments. Non-interest expense as a percentage of average assets was 3.1% for the nine months ended September 30, 2006 and 2005.
     Compensation and employee benefits, increased 10.8% or $2.3 million to $23.9 million compared to $21.5 million for the nine months ended September 30, 2005. This was largely driven by a $1.1 million increase in base salary adjustments for the year in addition to a $0.9 million decrease in the FAS 91 loan origination fees and costs deferral for the nine months ending September 30, 2006 compared to the same period ending September 30, 2005. The decrease or credit to the provision for unfunded commitments of $1.7 million resulted primarily from a $2.4 million reclassification from the provision for unfunded commitments to the provision for loan losses for a draw on a letter of credit, netted with additional provisions recorded during 2006.
     Occupancy and equipment for the nine months ended September 30, 2006 increased $2.0 million or 47.5% to $6.4 million compared with $4.4 million for the corresponding prior year period. The increase resulted from the acceleration of depreciation relating to fixed assets at NCB’s current 1725 Eye Street, Washington, D.C. headquarters (“1725 Eye Street”).
     In January 2006 NCB entered into a lease for office space in Arlington, Virginia with First Crystal Park Associates Limited Partnership, a Virginia limited partnership (the “Landlord”). The lease agreement was filed as an exhibit to NCB’s Form 8-K filing on January 30, 2006. NCB expects to vacate its offices at 1725 Eye Street in late December 2006. The majority of NCB’s operational activities will be moved to Arlington, Virginia. NCB’s principal executive offices will relocate to 601 Pennsylvania Avenue, NW, Washington, DC. The lease agreement provided NCB with the option to have the Landlord assume the economic obligation for the remaining 1725 Eye Street lease term. In August 2006, NCB exercised this option. Effective with the date NCB vacates the 1725 Eye Street office, the Landlord will obtain control over the current office space, including the rights to all furniture and fixtures. NCB will not receive consideration for the value of the furniture and fixtures. Therefore, NCB accelerated the amortization and depreciation of its furniture and fixtures and leasehold improvements over the remaining service period resulting in the recognition of $1.5 million of expense for the nine months ending September 30, 2006.

Credit Quality
     During the first nine months of 2006, the allowance for loan losses increased by $0.7 million, or 3.2%, to $20.8 million. This included $0.3 million of recoveries received and $3.4 million of charge-offs.
     During the second quarter of 2006, NCB refined the allowance for loan loss calculation for its single-family loan portfolio. The loan loss allowance was adjusted to reduce the allocation for those single-family loans with specific ratings from 50 basis points to 10 basis points of the loan balance. This change in estimate was a direct result of NCB’s loan loss history for these types of loans due to its conservative underwriting. NCB did not experience any losses during 2005 from these types of loans.
     During the second quarter of 2006, NCB also refined the methodology employed to calculate the allowance for loan loss for commercial and commercial real estate loans. The refinement results in the use of more current information to estimate the expected loss for each loan.
     Included within the provision for loan losses for the three and nine months ended September 30, 2006 is $2.4 million related to the reclassification of a provision for unfunded commitments. The reclassification was the result of a letter of credit that was drawn on during the third quarter of 2006. Simultaneously, $2.4 million of the loan balance relating to the draw of the letter of credit was charged-off.
     Also during the third quarter, NCB increased the reserve allocation on all substandard small business loans from 20% to 100% of the unguaranteed or under-collateralized portions of the loans. NCB now records a reserve on the full, unpaid balance of these loans as opposed to only the unguaranteed portion of the loan.
     The net effect of the preceding changes in estimates, in addition to other charge-offs during the year, resulted in a charge of $3.8 million to the allowance for loan losses for the first nine months of 2006 compared to a $2.3 million charge for the same period in 2005.
     The allowance for loan losses represented 1.5 % and 1.6% of total loans and lease financing, excluding loans held for sale at September 30, 2006 and December 31, 2005, respectively.
     Total impaired assets (non-accruing and foreclosed real estate owned) increased to $22.3 million at September 30, 2006 from $14.2 million at December 31, 2005. At September 30, 2006 and December 31, 2005, impaired assets as a percentage of Members’ Equity were 9.9% and 6.5%, respectively. The allowance as a percentage of non-accruing loans was 94.5% at September 30, 2006 compared with 142.2% at December 31, 2005.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005

Real estate owned	$193	$62	$25	$10	$10
Non-accrual loans	22,063	18,681	13,059	14,200	11,336

Total	$22,256	$18,743	$13,084	$14,210	$11,346

As a percentage of loans and lease financing outstanding	1.64%	1.42%	1.01%	1.12%	0.92%

     Impaired assets, composed of non-accrual loans and real estate owned, totaled $22.3 million and $14.2 million at September 30, 2006 and December 31, 2005, respectively. The increase was largely a result of downgrades of $6.2 million of loans to a retail grocery chain and a $2.4 million loan to a natural foods cooperative. In addition, a $4.5 million loan to a retirement community was added to non-accrual status during the third quarter. Partially offsetting the increase in non-accrual loans was a $4.6 million payoff of a single non-accrual commercial loan. Real estate owned at September 30, 2006 and December 31, 2005 was $193 thousand and $10 thousand, respectively. The average balance of impaired loans was $17.2 million and $13.6 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.
     NCB’s consolidated allowance calculation on a loan-by-loan basis at September 30, 2006 was $20.8 million, which represents an increase of $0.7 million from December 31, 2005. This was a result of an increase of $1.5 million in the general allowance netted with a $0.8 million decrease in specific reserves.
Results of Operations
For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.
Overview
     NCB’s net income for the three months ended September 30, 2006 was $3.0 million. This was a 32.5% or $1.5 million decrease compared with $4.5 million for the three months ended September 30, 2005. The decrease was primarily driven by a $0.6 million increase in net interest income, a $3.1 million decrease in the provision for unfunded commitments offset with a $3.7 million increase in the provision for loan losses and a $1.7 million increase in occupancy and equipment.
     The annualized return on average total assets was 0.7% and 1.1% for the three months ended September 30, 2006 and 2005, respectively. The annualized return on average members’ equity was 5.2% and 8.7% for the three months ended September 30, 2006 and 2005, respectively.
Net Interest Income
     Net interest income for the three months ended September 30, 2006, increased $0.6 million or 5.7% to $11.6 million compared with $11.0 million for the three months ended September 30, 2005.
     For the three months ended September 30, 2006, interest income increased by 21.3% or $5.3 million, to $30.4 million compared with $25.1 million for the three months ended September 30, 2005. The total average earning balances increased by $92.4 million and aggregate yields increased from 6.12% in 2005 to 7.02% in 2006.
     Interest income from real estate loans increased $4.0 million or 31.9%. An increase in average balances of $57.6 million or 6.1% contributed $0.9 million of the increase while an increase in the yield from 5.35% in 2005 to 6.65% in 2006 contributed $3.1 million. Commercial loans and lease interest income increased $0.9 million or 8.3%. Average balances increased by $15.4 million or 2.7% contributing $0.3 million of the increase. The increase in the yield from 7.43% in 2005 to 7.84% in 2006 contributed $0.6 million to the year-over-year increase. Interest income from investment securities and cash equivalents increased by $0.5 million. A $22.9 million or 22.7% increase in average balances contributed $0.3 million to the increase, while an increase in yield from 4.96% in 2005 to 5.70% in 2006 contributed $0.2 million to the year-over-year increase.
     Other interest income was $0.7 million and $0.8 million for the three months ended September 30, 2006 and 2005.
     Interest expense for the three months ended September 30, 2006 increased $4.7 million or 33.4% from $14.1 million in 2005 to $18.8 million in 2006. Interest expense on deposits increased $2.0 million or 35.9% for the three months ended September 30, 2006. Average deposit balances grew by $52.5 million or 7.4% from 2005 to 2006, accounting for $0.5 million of the increase for the three months ended September 30, 2006. Additionally, the average deposit cost increased by 85 basis points from 3.10% to 3.95%, accounting for $1.5 million of the increase for the same period. The growth of deposits remains a key component of NCB’s funding strategy.

     Interest expense on short-term borrowings increased by $1.4 million or 36.0%. The average balance on short-term borrowings decreased by $24.2 million, accounting for $0.3 million of the decrease. Offsetting the decrease in average balance was an increase in the average cost of borrowing from 4.15% to 6.05%, accounting for $1.7 million of the increase in interest expense. Interest expense on long-term debt, other borrowings and subordinated debt increased $1.4 million or 28.5%. The average balance increased by $34.3 million, accounting for $0.6 million of the increase. In addition, the average cost of borrowing increased from 5.46% to 6.39%, accounting for $0.8 million of the increase in interest expense.
     NCB recorded, as an offset to interest income, $36 thousand and $697 thousand associated with its swap contracts relating to the hedging of loans and loan commitments for the three months ended September 30, 2006 and 2005, respectively. In addition, and over the same respective periods, NCB recognized interest expense of $240 thousand and as an offset to interest expense, $205 thousand relating to the hedging of fixed-rate liabilities.
     See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended September 30, 2006.

Table 1A
Changes in Net Interest Income
For the three months ended September 30,
(Dollars in thousands)

	2006 Compared to 2005
			Increase (Decrease)
	Average Volume	Average Rate	Net**
Interest Income
Real estate loans	$865	$3,134	$3,999
Commercial loans and leases	293	576	869

Total loans and lease financing	1,158	3,710	4,868
Investment securities and cash equivalents	305	207	512
Other interest income	(77)	29	(48)

Total interest income	1,386	3,946	5,332

Interest Expense
Deposits	465	1,513	1,978
Short-term borrowings	(308)	1,664	1,356
Long-term debt, other borrowings and subordinated debt	550	816	1,366

Total interest expense	707	3,993	4,700

Net interest income	$679	$(47)	$632

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended September 30,
(Dollars in thousands)

	2006			2005
Assets	Average Balance*	Income / Expense	Average Rate/Yield	Average Balance*	Income / Expense	Average Rate/Yield

Interest earning assets
Real estate loans*	$995,161	$16,541	6.65%	$937,544	$12,542	5.35%
Commercial loans and leases*	579,968	11,362	7.84%	564,602	10,493	7.43%

Total loans and lease financing*	1,575,129	27,903	7.09%	1,502,146	23,035	6.13%
Investment securities and cash equivalents	123,707	1,762	5.70%	100,814	1,250	4.96%
Other interest income	32,761	737	9.00%	36,215	785	8.67%

Total interest earning assets	1,731,597	30,402	7.02%	1,639,175	25,070	6.12%

Allowance for loan losses	(18,694)			(20,336)

Non-interest earning assets
Cash	12,811			26,571
Other	41,086			44,528

Total non-interest earning assets	53,897			71,099

Total assets	$1,766,800			$1,689,938

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$757,258	$7,487	3.95%	$704,759	$5,509	3.13%
Short-term borrowings	338,981	5,123	6.05%	363,147	3,767	4.15%
Long-term debt, other borrowings and
subordinated debt	385,447	6,162	6.39%	351,148	4,796	5.46%

Total interest bearing liabilities	1,481,686	18,772	5.07%	1,419,054	14,072	3.97%

Other liabilities	53,797			64,155
Members’ equity	231,317			206,729

Total liabilities and members’ equity	$1,766,800			$1,689,938

Net interest earning assets	$249,911			$220,121

Net interest revenues and spread		$11,630	1.95%		$10,998	2.15%
Net yield on interest earning assets			2.69%			2.68%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended September 30,
	2006	2005
Gain on sale of loans	$6,184	$6,079
Servicing fees	1,262	1,118
Letter of credit fees	910	904
Prepayment Fees	71	(89)
Other	863	806

Total	$9,290	$8,818

     Total non-interest income increased $0.5 million or 5.4% from $8.8 million during the three months ended September 30, 2005 to $9.3 million in 2006. The decline was primarily driven by an increase of $0.1 million in gain on sale of loans from $6.1 million for the three months ended September 30, 2005 to $6.2 million for the three months ended September 30, 2006, in addition to various other small variances in non-interest income.
     As a percentage, the gain on sale of mortgage loans for securitization was 2.6% of the unpaid principal balance sold for the three months ended September 30, 2006. There were no sales of mortgage loans for securitization during the three months ended September 30, 2005.
     The following table shows the unpaid principal balance of loans sold during the three months ended September 30 (dollars in thousands):

	2006	2005
Mortgage loans for securitization	$178,416	$—
Auto loan sales	65,320	19,886
Other loan sales	68,500	206,649
Single family residential and cooperative loans	17,999	24,303
SBA loans	1,586	2,961

Total	$331,821	$253,799

     There were $1.3 million of investment securities available-for-sale sold during the three months ended September 30, 2006 compared to $3.3 million sold during three months ended September 30, 2005.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a loss of $0.5 million for the three months ended September 30, 2006 compared to a gain of $0.4 million for the same period last year.
     Prepayment fees increased by $160 thousand for the three months ended September 30, 2005 to 2006. This increase primarily relates to three small prepayment fees on multi-family residential real estate loans. The $89 thousand prepayment fee loss recorded for the three months ended September 30, 2005 reflects a greater write down of the interest-only receivable than the prepayment fee received.
     In total, non-interest income amounted to 44.4% of total net revenue (net interest income plus non-interest income) for the three months ended September 30, 2006 compared with 44.5% in 2005.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	September 30,
	2006	2005
Compensation and employee benefits	$8,269	$7,217
(Credit) provision for unfunded commitments	(2,365)	780
Occupancy and equipment	3,312	1,593
Contractual services	1,523	1,489
Corporate development	566	739
Information systems	718	667
Travel and entertainment	316	335
Other	322	674

Total	$12,661	$13,494

     Non-interest expense for the three months ended September 30, 2006, decreased 6.2% or $0.8 million to $12.7 million compared with $13.5 million for the corresponding prior year period primarily due to a $3.1 million decrease or credit to the provision for unfunded commitments, offset by a $1.1 million increase in compensation and employee benefits and a $1.7 million increase in occupancy and equipment. Non-interest expense as a percentage of average assets was 2.9% and 3.2% for the three months ended September 30, 2006 and 2005, respectively.
     Compensation and employee benefits increased 14.6% or $1.1 million to $8.3 million compared to $7.2 million for the three months ended September 30, 2005. This was largely driven by a $0.3 million increase in base salary adjustments, a $0.4 million decrease in the FAS 91 loan origination fees and costs deferral and a $0.1 million increase in bonuses and incentives for the three months ending September 30, 2006 compared to the same period ending September 30, 2005. The decrease or credit to the provision for unfunded commitments of $3.1 million resulted primarily from a $2.4 million reclassification from the provision for unfunded commitments to the provision for loan losses for a draw on a letter of credit, netted with additional provisions recorded during 2006.
     Occupancy and equipment for the three months ended September 30, 2006 increased $1.7 million or 107.9% to $3.3 million compared with $1.6 million for the corresponding prior year period. The increase resulted from the acceleration of depreciation relating to fixtures and furnishings and leasehold improvements at NCB’s current 1725 Eye Street, Washington, D.C. headquarters (“1725 Eye Street”).
     In January 2006 NCB entered into a lease for office space in Arlington, Virginia with First Crystal Park Associates Limited Partnership, a Virginia limited partnership (the “Landlord”). The lease agreement was filed as an exhibit to NCB’s Form 8-K filing on January 30, 2006. NCB expects to vacate its offices at 1725 Eye Street in late December 2006. The majority of NCB’s operational activities will be moved to Arlington, Virginia. NCB’s principal executive offices will relocate to 601 Pennsylvania Avenue, NW, Washington, DC. The lease agreement provided NCB with the option to have the Landlord assume the economic obligation for the remaining 1725 Eye Street lease term. In August 2006, NCB exercised this option. Effective with the date NCB vacates the 1725 Eye Street office, the Landlord will obtain control over the current office space, including the rights to all furniture and fixtures. NCB will not receive consideration for the value of the furniture and fixtures. Therefore, NCB accelerated the amortization and depreciation of its furniture and fixtures and leasehold improvements over the remaining service period resulting in the recognition of $1.5 million of expense for the three months ending September 30, 2006.

Liquidity and Capital Resources
Cash Requirements
     NCB uses cash primarily for providing loans to eligible cooperative enterprises or enterprises controlled by eligible cooperatives, debt payments and patronage dividends to stockholders. NCB depends primarily on loan sales, deposits from our customers and debt borrowings to finance future growth.
     Cash Balances. As of September 30, 2006, NCB had $50.6 million of cash and equivalents, which was an increase of $7.6 million from December 31, 2005.
     As of September 30, 2006, NCB also had $5.3 million of cash that was restricted as a result of a recourse obligation as discussed in Note 8.
     Debt Repayments and Refinancing. During the second quarter of 2006, NCB terminated its previous revolving credit agreement and entered into a new credit agreement on May 1, 2006. Included in interest expense for the nine months ended September 30, 2006 is $0.5 million of deferred costs related to the previous revolving line of credit. The new revolving credit agreement has a total facility available of $350.0 million and matures on April 29, 2011. As of September 30, 2006, $145.0 million was outstanding under the new revolving line of credit. NCB also has letter of credit availability under the revolver of which $5.0 million was outstanding as of September 30, 2006. Additionally, the commercial paper program was terminated on June 30, 2006.
     Loan Fundings. NCB is continually funding various types of loans, including commercial, real estate and consumer loans.
Sources and Uses of Cash
     NCB’s principal sources of cash are loan sales, interest on loans, deposits from customers and debt borrowings. The principal uses of cash are loan fundings and purchases of investment securities.
     Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the nine months ended September 30, 2006 was $123.4 million against $82.5 million for the nine months ended September 30, 2005. This increase in cash provided was primarily due to a $108.2 million increase in cash used in the purchase of loans held for sale, a $30.5 million decrease in cash used to originate loans for sale, net of principal collections and a $112.6 million increase in cash proceeds from sale of loans held for sale.
     Cash Used in Investing Activities. NCB’s net cash used in investing activities for the nine months ended September 30, 2006 was $100.9 million compared to $117.7 million for the nine months ended September 30, 2005. This decrease in cash used was primarily due to a $13.9 million decrease in cash used in net new loans.
     Cash (Used in) Provided by Financing Activities. NCB’s net cash used in financing activities for the nine months ended September 30, 2006 was $14.8 million against $22.6 million of net cash provided by financing activities for the nine months ended September 30, 2005 primarily due a $75.2 million decrease in cash from deposits, offset by a $41.1 million net increase in cash proceeds from the issuance of debt.
Uses of Funds
Loans and Leases
     Loans and leases, including loans held for sale, outstanding were $1.5 billion at September 30, 2006 and December 31, 2005.

     The commercial loan and lease portfolio decreased 3.5% to $534.6 million at September 30, 2006 compared with $553.8 million at December 31, 2005. NCB’s commercial portfolio has a concentration in the food retailing and healthcare markets, the latter being mostly residential care facilities. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are generally expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of the collateral.
     NCB’s real estate loan portfolio increased 15.4% to $790.6 million for the nine months ended September 30, 2006 from $685.0 million at December 31, 2005. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgage and cooperative single-family loans.
Cash, Cash Equivalents, and Investment Securities
     Cash, cash equivalents, and investment securities increased 6.2% or $8.3 million to $142.0 million at September 30, 2006 compared with $133.7 million at December 31, 2005.
Interest-Bearing Liabilities
     Per Table 4, interest-bearing liabilities slightly decreased to $1.41 billion at September 30, 2006 from $1.42 billion at December 31, 2005.
     For the nine months ended September 30, 2006, deposits, all of which are held at NCB, FSB, increased 2.2% to $753.9 million from $737.4 million at December 31, 2005. The weighted average rate on deposits at September 30, 2006 was 4.1% compared to 3.5% at December 31, 2005. The average maturity of the certificates of deposit at September 30, 2006 was 21.5 months compared with 25.1 months at December 31, 2005.
     At September 30, 2006 NCB had two depositors, each having deposits in excess of 5% of NCB’s total deposits, of 13.5% and 6.7% of total deposits respectively. Of the $152.2 million of total deposits from these two depositors, $0.2 million relates to non-interest bearing demand deposits, $32.3 million relates to interest bearing demand deposits and $119.7 million relates to certificate of deposits with early withdrawal penalties. Of the $119.7 million of certificates of deposit, $17.7 million matures within 3 months and $102.0 million has a maturity ranging from 16 months to 94 months. Thus, NCB does not consider this concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	September 30,	December 31,
	2006	2005	% Change
Deposits	$753,862	$737,383	2.2%
Short-term debt	269,100	312,882	-14.0%
Long-term debt	217,892	193,041	12.9%
Subordinated debt	123,161	123,117	0.0%
Junior subordinated debt	50,639	50,614	0.0%

Total	$1,414,654	$1,417,037	-0.2%

     At September 30, 2006 total short-term and long-term borrowings (including subordinated debt) decreased $18.9 million or 2.8% from $679.7 million at December 31, 2005 to $660.8 million at September 30, 2006.

     NCB, FSB had $168.0 million advances from the FHLB, of which $50.0 million were long-term, at September 30, 2006 compared to $181.6 million at December 31, 2005, none of which was long-term. NCB also has letter of credit availability under the FHLB of which $10.6 million was outstanding at September 30, 2006.
     At September 30, 2006 NCB had $350.0 million of committed revolving lines of credit available with $145.0 million outstanding. NCB also has letter of credit availability under the revolver of which $5.0 million was outstanding at September 30, 2006. At December 31, 2005, no balance was outstanding on the previous revolving lines of credit.
     NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available of which $7.0 million was outstanding at September 30, 2006. There were no bid lines outstanding at December 31, 2005.
     At September 30, 2006 NCB had no commercial paper borrowings outstanding as the program was terminated. At December 31, 2005 there were $132.2 million of commercial paper borrowings outstanding.
     At September 30, 2006 and December 31, 2005, under its Medium Term Note Program NCB had authority to issue up to $151.0 million and $176.0 million of medium term notes, respectively. As of September 30, 2006 and December 31, 2005, NCB had $15.0 million and $40.0 million of medium term notes outstanding under this program, respectively. In addition, as of September 30, 2006 and December 31, 2005, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding. At September 30, 2006, NCB had $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.
Contractual Obligations
     NCB has various financial obligations, including contractual obligations that may require future cash payments. In January 2006 NCB entered into a lease for office space in Arlington, Virginia with First Crystal Park Associates Limited Partnership, a Virginia limited partnership. The lease agreement was filed as an exhibit to NCB’s Form 8-K filing on January 30, 2006. At September 30, 2006 there were no other material changes to either the type or maturity of contractual obligations from December 31, 2005.
Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
     Discussion of NCB’s commitments, contingent liabilities and off-balance sheet arrangements is included in Note 14 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.
Patronage Dividends
     In connection with the annual patronage dividend, NCB is required to distribute all patronage related income, less reserves designated for dividends on Class C stock. The actual patronage distributed was $6.5 million greater than the recorded estimate at December 31, 2005 due to differences between book income and taxable income.
Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $1.1 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     No material changes in NCB’s market risk profile occurred from December 31, 2005 to September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     (a) As of the end of the period covered by this report, NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, NCB’s Chief Executive Officer and Chief Financial Officer concluded that the its disclosure controls and procedures are functioning effectively to provide reasonable assurance that NCB can meet its obligations to disclose in a timely manner material information required to be included in the its reports under the Exchange Act.
     (b) There have been no significant changes in NCB’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date that NCB’s management carried out its evaluation.
Part II OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of business we are involved in various types of litigation and disputes, which may lead to litigation. NCB has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.
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
Date:           November 14, 2006

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler
Dean Lawler
Senior Vice President, Corporate Controller