Form 10-K
period 2006-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2007-04-02
CIK 356801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock at December 31, 2006: Class B 1,627,361 and Class C 244,938 DOCUMENTS INCORPORATED BY REFERENCE: None

PART 1

ITEM 1. BUSINESS

GENERAL

The National Consumer Cooperative Bank, which does business as NCB, is a financial institution organized under the laws of the United States. NCB (sometimes referred to herein as “bank”) principally provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its members or those eligible to become its members.

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

The Act also provided for the formation of NCB Capital Impact, previously named NCB Development Corporation, a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCB Capital Impact provides loans and technical support to cooperative enterprises. Consistent with the Act, NCB may make deductible, voluntary contributions to NCB Capital Impact.

NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing services, which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to NCB Capital Impact.

The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the “Act Amendments”) to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the “Final Government Equity Redemption Date”). NCB maintains its executive offices at 1725 Eye Street, N.W., Suite 600, Washington, D.C. 20006. The telephone number of its executive offices is (202) 336-7700. As explained in more detail in “Item 2, Properties” below, NCB expects to vacate its offices at 1725 Eye Street in April 2007 and move certain operational activities to Arlington, Virginia and its executive offices to 601 Pennsylvania Avenue, N.W., Washington, D.C. NCB also maintains regional offices in Hartford, Connecticut, New York City, New York and Oakland, California. NCB, FSB maintains its principal office in Hillsboro, Ohio and non-retail branches in New York City and Washington, D.C.

When used in this report, the words “believes”, “anticipates”, “expects”, “seeks” and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including: competition within each of NCB’s businesses, the effects of international, national and regional economic conditions, and the availability of capital and other risks described from time to time in NCB’s filings with the Commission. Given these uncertainties, investors are cautioned not to place undue reliance on such statements. NCB also undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

Eligibility Requirements

Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB under Section 108 of the Act if they are operated on a cooperative basis and are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons; and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.

NCB, both directly and acting through its principal subsidiary NCB, FSB, also makes certain loans under the general lending authority and incidental powers provisions of Section 102 of the Act to entities and individuals other than eligible cooperatives, when NCB determines such loans to be incidental to and beneficial to lending programs designed for eligible cooperatives.

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

All loan approvals require at least two signatures and the Bank’s senior management approves credit commitments that exceed individual lending authority.

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

Loans Benefiting Low-Income Persons

Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB’s outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2006, NCB and NCB Capital Impact either directly funded or arranged the funding of over $470 million to borrowers meeting the low-income definition.

Loans to Cooperatives for Residential Purposes

Section 108 (a) of the Act prohibits NCB from making “any loan to a cooperative for the purpose of financing the construction, ownership, acquisition, or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purpose would exceed 30 per centum of the gross assets of the Bank.”

To date, the 30% limitation on loans to housing cooperatives for such purposes has not restricted NCB’s ability to provide financial services to housing cooperatives. NCB has been able to maintain its position in the cooperative real estate market without increased real estate portfolio exposure by selling or securitizing real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. There can, however, be no assurance that NCB’s future lending to housing cooperatives for residential purposes will not be impaired by the statutory limit. As of December 31, 2006, approximately 6.6% of the total assets consisted of loans that are subject to the limitation.

OPERATIONS OF SUBSIDIARIES

NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

NCB Financial Corporation (“NCBFC”) is a Delaware chartered, wholly-owned, unitary savings and loan holding company subsidiary of NCB whose sole subsidiary is NCB, FSB.

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

TAXES

The Act provides that NCB shall be treated as a cooperative within the meaning of Section 1381(a)(2) of the Internal Revenue Code. As such and pursuant to the provisions of Subchapter T of the Internal Revenue Code and the Act, NCB, in determining its taxable income for federal income tax purposes, is allowed a deduction for an amount equal to any patronage dividends in the form of cash, Class B or Class C stock, or allocated surplus that are distributed or set aside by NCB during the applicable tax period. To date, NCB has followed the policy of distributing or setting aside such patronage dividends during the applicable tax period, which has reduced NCB’s federal income tax liability.

NCB has determined that under the Internal Revenue Code as amended by the Act, all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code, with the consequence that NCB is able to issue tax deductible patronage dividends with respect to all such income.

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

A decrease in the gains recorded from the sale of loans

Another important source of income for NCB are gains recorded from the sale of multi-family cooperative and Commercial Real Estate loans. The gains are influenced by many variables, including changes in interest rates and the demand of investors to purchase securities backed by loans. NCB could be negatively impacted by market changes. During 2006, NCB experienced a decline in the percentage gain on sale relative to the unpaid principal balance of the loans sold as a result of greater competition in the market place.

(3) Liquidity risk

An inability to borrow funds may negatively impact NCB’s business, such as meeting the cash flow requirements of its depositors and borrowers or meeting the operating cash needs to fund corporate expansion and other activities.

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

NCB’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. NCB has traditionally obtained funds through the capital markets but more recently from deposits and through borrowings from the Federal Home Loan Bank. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, NCB has had a higher percentage of its time deposits in denominations of $100,000 or more. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at NCB decreases relative to its overall banking operations, NCB may have to rely more heavily on borrowings as a source of funds in the future.

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

Furthermore, NCB’s business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in monetary or legislative policies may affect the interest rates NCB must offer to attract deposits and the interest rates it must charge on loans, as well as the manner in which NCB offers deposits and makes loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally.

We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, NCB’s subsidiary, NCB, FSB, must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If NCB fails to meet these minimum capital guidelines and other regulatory requirements, its financial condition would be materially and adversely affected. In the future, the regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require NCB to meet additional capital adequacy measures. NCB cannot predict the final form of, or the effects of, the regulatory accords. NCB’s failure to maintain the status of “well-capitalized” under its regulatory framework could affect the confidence of its customers and banking relationships, thus compromising its competitive position. In addition, failure to maintain the status of “well-capitalized” under NCB’s regulatory framework, or “well-managed” under regulatory examination procedures, could compromise NCB’s status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals. NCB’s failure to maintain the status of “well-capitalized” under its regulatory framework could also impact NCB, FSB’s ability to expand its retail branching network and its ability to comply with its servicing agreements.

We rely heavily on technology, and technology can be subject to interruption and instability

We rely on technology to conduct much of our activity. Our technological operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to or instability of our technology or external technology that allows our customers to use our products and services could harm our business and our reputation. In addition, technology systems, whether they be our own proprietary systems or the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of our technology could harm our business and our reputation.

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

ITEM 2. PROPERTIES

NCB leases space for its Washington, D.C. operations center and headquarters and for three principal regional offices located in Hartford, Connecticut, New York City, New York and Oakland, California. NCB also maintains a Disaster Recovery facility in Silver Spring, Maryland. NCB, FSB maintains its principal offices in Hillsboro, Ohio with retail branches in Ohio and non-retail branches at NCB offices in New York City and Washington, D.C. NCB’s headquarters is 48,700 square feet in size and regional offices range from 2,900 to 9,746 square feet.

In January 2006 NCB entered into a lease for office space in Arlington, Virginia. The Arlington, Virginia lease provides for a term of 15 years and 8 months, commencing on January 1, 2006, with a rent commencement date of September 1, 2006. It provides for initial rentable office space of approximately 75,870 square feet on two floors of the Crystal Park I office building located at 2011 Crystal Drive, Arlington, Virginia 22202. NCB’s operations center will be moved to Arlington, Virginia when NCB vacates its offices at 1725 Eye Street, which is expected to occur in April 2007.

In May 2006 NCB entered into a lease for office space in Washington, D.C. The lease provides for a term of 4 years and 5 months, commencing on October 1, 2006. The premises consist of 3,450 rentable square feet at 601

Pennsylvania Avenue, NW, Washington, D.C. 20004. NCB’s headquarters will be moved to 601 Pennsylvania Avenue when NCB vacates its office at 1725 Eye Street, which is expected to occur in April 2007.

The rental expense for the fiscal year ended December 31, 2006 was $3.9 million for all offices combined.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we are involved in various types of dispute, which may lead to litigation or other legal proceedings. NCB has determined that pending legal proceedings will not have a material impact on NCB’s financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NCB did not submit any matters to a vote of its security holders during 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

NCB currently has two classes of stock outstanding, the rights of which are summarized as follows:

Class B Stock — The Act permits Class B stock to be held by eligible borrowers of NCB and NCB, FSB and requires each borrower under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock. Class B-1 stock is Class B stock purchased for cash at par value on or after June 29, 1984, while Class B-2 stock is all other Class B stock. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and only permits transfers of Class B-1 Stock, at the stock’s $100 par value and only as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB also repurchased, at par value, any shares of Class B stock that it was required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. No such stock remains outstanding. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

Class C Stock — The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was 4.88% in 2006. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB’s net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount, rests within the discretion of NCB’s Board of Directors. On May 4, 2006, the Board declared a cash dividend of $2.19 per Class C share payable on or before June 30, 2006 to holders of record as of March 31, 2006. In 2005, a cash dividend of $1.97 per Class C share was paid. In 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

There is no established public trading market for any class of NCB’s common equity and it is unlikely that any such market will develop in view of the restrictions on the transfer of NCB’s stock as discussed above. Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Act for borrowers from NCB and may be permitted by NCB, within the limits set forth above, to transfer Class B stock to another borrower from NCB.

As of December 31, 2006, there were 2,360 holders of Class B stock and 458 holders of Class C stock.

Under the Act, NCB must make annual patronage dividends to its patrons, which are those cooperatives from whose loans or other business NCB derived interest or other income during the year with respect to which a patronage dividend is declared. NCB allocates its patronage dividends among its patrons generally in proportion to the amount of income derived during the year from each patron. NCB stockholders, as such, are not automatically entitled to patronage dividends. They are entitled to patronage dividends only in the years when they have patronized NCB and the amount of their patronage does not depend on the amount of their stockholding. Under NCB’s patronage dividend policy, patronage dividends may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.

Under NCB’s current patronage dividend policy that became effective in 1995, as amended, NCB makes the non-cash portion of the dividend in the form of Class B stock until a patron has holdings of Class B or Class C stock of 12.5% of its loan amount and thereafter in Class C stock. Under the current patronage dividend policy, NCB generally intends to pay a minimum of 35% of the patronage dividend in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 55% to those patrons with stock holding of 10% or more of their loan amount. There can, however, be no assurance that a cash patronage dividend of any amount will be declared for any year.

The chart below shows the number of shares of stock issued by NCB during the past three years.

	2006	2005	2004

Class B Stock Issued	158,732	167,423	159,303
Class C Stock Issued	14,972	8,968	9,358

In 2007, NCB plans to distribute a patronage dividend for the year ended December 31, 2006 of approximately $17.4 million of which $7.1 million will be distributed in cash and $10.3 million will be distributed in Class B or Class C stock.

Item 6.

Selected Financial Data
(Dollars in thousands)

For the Years Ended December 31,	2006	2005	2004	2003	2002

Profitability
Total interest income	$118,454	$96,479	$72,442	$64,946	$73,284
Total interest expense	72,096	52,337	35,122	30,782	42,043
Net interest income	46,358	44,142	37,320	34,164	31,241
Net yield on interest earning assets	2.68%	2.76%	2.60%	2.68%	2.70%
Non-interest income	33,651	37,203	33,134	52,652	34,930
Non-interest expense	55,503	53,086	44,142	49,012	45,607
Net income	19,425	25,647	22,555	32,819	17,488
Ratios
Return on average assets	1.1%	1.5%	1.5%	2.5%	1.5%
Return on average members’ equity	8.7%	12.0%	11.2%	17.5%	10.3%
Efficiency	69.4%	65.3%	62.7%	56.5%	68.9%

At December 31,	2006	2005	2004	2003	2002

Supplemental Data
Loans held for sale	$242,847	$232,024	$303,289	$238,564	$258,221
Loans and lease financing	1,380,738	1,263,703	1,114,658	890,174	751,829
Total assets	1,829,477	1,694,567	1,612,870	1,398,247	1,239,677
Subordinated debt	120,676	123,117	125,583	128,000	188,096
Junior subordinated debt	50,647	50,614	50,580	50,547	-
Total borrowings	743,769	679,654	748,307	655,209	631,602
Members’ equity	227,838	219,008	205,490	192,758	175,477
Loans serviced for others	4,682,056	4,086,526	3,471,926	3,129,566	2,900,000
Headcount	306	280	266	246	236
Average members’ equity as a percentage of
Average total assets	12.8%	12.9%	13.7%	14.4%	14.1%
Average total loans and lease financing	14.3%	14.7%	16.1%	17.5%	16.5%
Net average loans and lease financing to average total assets	88.2%	86.3%	83.8%	81.0%	83.6%
Net average earning assets to average total assets	97.3%	95.0%	96.7%	96.6%	94.2%
Credit Quality
Allowance for loan losses	19,480	20,193	16,991	17,098	14,581
Allowance for loan losses to loans outstanding	1.2%	1.4%	1.2%	1.5%	1.4%
Provision for loan losses	3,667	470	2,511	2,535	1,283
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.3%	0.0%	0.2%	0.3%	0.2%
Non-accrual loans	21,600	14,200	17,758	1,686	5,440
Real estate owned	193	10	29	74	-
Non-performing assets	21,793	14,210	17,787	1,760	5,440
Non-performing assets as a percentage of total assets	1.2%	0.8%	1.1%	0.1%	0.4%

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

Introduction

NCB primarily provides financial services to eligible cooperatives or organizations controlled by eligible cooperatives throughout the United States. A cooperative is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative, of which the voting stock can only be owned by its members or those eligible to become its members.

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

NCB’s profitability is affected by the net interest income and non-interest income generated on earning assets, consumer usage patterns, credit quality, and operating efficiency. NCB’s revenues consist primarily of interest income on commercial, real estate and consumer loans, securities and non-interest income consisting of servicing income on loans sold, fees and gains on the sale of loans. Loan sale transactions qualifying as sales under U.S. generally accepted accounting principles (“GAAP”) remove the loan receivables from the consolidated balance sheet. However, NCB continues to service the vast majority of the related accounts. NCB generates earnings from its managed loan portfolio that includes both on-balance sheet and off-balance sheet loans.

NCB’s primary expenses are the costs of funding assets, provision for loan losses, operating expenses (including salaries and benefits), marketing expenses and income taxes.

Highlights-2006 Financial Performance

•	Portfolio loan growth of 9.3%

•	Deposit growth of 9.4%

•	Net interest margin 2.68% vs. 2.76% year-over-year due to the flat yield curve.

•	Solid credit quality - Non-performing assets of 1.2% of total assets.

2006 and 2005 Financial Summary

NCB’s net income for the year ended December 31, 2006 was $19.4 million. This was a 24.3% or $6.2 million decrease compared with $25.6 million for the year ended December 31, 2005. The primary factors affecting the decrease in the net income were a $3.2 million increase in the provision for loan losses, a $3.6 million decrease in non-interest income and a $2.4 million increase in non-interest expense partially offset by a $2.2 million increase in net interest income.

Total assets increased 8.0% or $135.0 million to $1.83 billion at December 31, 2006 from $1.69 billion at December 31, 2005. This was driven by a $160.2 million increase in residential real estate loan and lease financing.

The return on average total assets was 1.1% and 1.5% for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, the return on average members’ equity was 8.7% and 12.0%, respectively.

Net Interest Income

The largest source of revenue is net interest income, which is the difference between interest income on earning assets (primarily loans and securities) and interest expense on funding sources (including interest bearing deposits and borrowings). Earning asset balances and related funding, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Non-interest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of non-interest bearing sources of funds is captured in net interest margin, which is calculated as net interest income divided by average earning assets.

Net interest income for the year ended December 31, 2006 increased $2.3 million or 5.0% to $46.4 million compared with $44.1 million for 2005.

For the year ended December 31, 2006, interest income increased 22.8% or $22.0 million, to $118.5 million compared with $96.5 million for the year ended December 31, 2005. The total average earning balances increased by $133.7 million and aggregate yields increased from 6.04% in 2005 to 6.84% in 2006. The increase resulted primarily from an increase in average real estate loan balances as well as an increase in average yields on commercial loan and lease balances.

Interest income from real estate loans increased $15.0 million or 30.2%. An increase in average balances of $95.2 million or 10.5% contributed $5.7 million of the increase while an increase in the yield from 5.45% in 2005 to 6.43% in 2006 contributed $9.3 million. Commercial loans and lease interest income increased $5.0 million or 13.0%. Average balances increased by $23.1 million, contributing $1.7 million to the increase. The increase in the yield from 7.13% in 2005 to 7.73% in 2006 contributed $3.3 million to the year-over-year increase. Interest income from investment securities and cash equivalents increased $2.1 million. An $18.7 million or 17.4% increase in average balances contributed $1.0 million to the increase while the increase in the yield from 4.75% in 2005 to 5.68% in 2006 contributed $1.1 million to the year-over-year increase.

Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. Emerging Issues Task Force Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) provides specific guidance on the treatment of this excess yield. Under paragraph 11 of EITF 99-20 NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment. This is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities in accordance with paragraph 14 of SFAS 140. Excess yield was $3.0 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $0.1 million. A $3.3 million decrease in the average balance contributed $0.3 million to the decrease while an increase in the yield from 8.40% in 2005 to 8.88% in 2006 offset the decrease by $0.2 million.

Interest expense increased $19.8 million or 37.8% from $52.3 million for the year ended December 31, 2005 compared to $72.1 million for the year ended December 31, 2006. Interest expense on deposits increased $9.2 million or 43.9%. Average deposit balances grew by $56.1 million or 8.3% from 2005 to 2006, accounting for $2.0 million of the increase. Additionally, average deposits cost increased by 103 basis points from 3.13% to 4.16%, accounting for $7.2 million of the increase. The growth of deposits remains a key component of NCB’s funding capability.

Interest expense on short-term borrowings increased by $5.8 million or 46.6%. The average balance on short-term borrowings decreased by $10.7 million, which was primarily driven by the termination of the commercial paper program during 2006. However, the average cost of short-term borrowings increased from 3.86% to 5.85%, accounting for $6.3 million of the increase. Included in short-term borrowing interest expense was the write off of $0.5 million of unamortized debt issuance costs relating to the termination of a revolving credit facility. Interest expense on long-term debt, other borrowings and subordinated debt increased $4.7 million or 25.0%. The average balance increased by $26.1 million or 7.5%, accounting for $1.7 million of the increase. In addition, the average cost of borrowing increased 88 basis points from 5.35% in 2005 to 6.23% in 2006, contributing $3.0 million to the increase.

NCB recorded, as an offset to interest income, $0.2 million, $3.4 million and $6.1 million associated with its swap contracts relating to the hedging of loans and loan commitments for the years ended December 31, 2006, 2005 and 2004, respectively. In addition and over the same respective periods, NCB recorded as interest expense $0.5 million, $1.0 million and $2.5 million relating to the hedging of fixed-rate liabilities.

The increase in the average rate for both interest earning assets and interest bearing liabilities in 2006 as compared to 2005 was driven primarily by the higher external interest rate environment. For example, the short-

erm Federal funds rate increased to an average of 4.97% in 2006 from 3.22% in 2005. The interest rates on floating rate loans and many shorter term liabilities tend to move in synchronization with short term market interest rates.

See Table 1 and Table 2 for detailed information of the changes in interest income and interest expense for 2006 and 2005.

Table 1
Changes in Net Interest Income
For the Years Ended December 31,
(Dollars in thousands)

	2006 Compared to 2005			2005 Compared to 2004
	Change in	Change in	Increase	Change in	Change in	Increase
	average	average	(Decrease)	average	average	(Decrease)
	volume	rate	Net*	volume	rate	Net*

Interest Income
Real estate loans	$5,654	$9,334	$14,988	$9,923	$6,379	$16,302
Commercial loans and leases	1,714	3,330	5,044	688	7,061	7,749

Total loans and lease financing	7,368	12,664	20,032	10,611	13,440	24,051
Investment securities and cash equivalents	974	1,083	2,057	(1,663)	2,138	475
Other interest income	(282)	168	(114)	(266)	(223)	(489)

Total interest income	8,060	13,915	21,975	8,682	15,355	24,037

Interest Expense
Deposits	2,044	7,185	9,229	3,576	4,308	7,884
Short-term borrowings	(518)	6,360	5,842	1,552	4,833	6,385
Long-term debt, other borrowings and subordinated debt	1,654	3,034	4,688	(758)	3,704	2,946

Total interest expense	3,180	16,579	19,759	4,370	12,845	17,215

Net interest income	$4,880	$(2,664)	$2,216	$4,312	$2,510	$6,822

*	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the years ended December 31,
(Dollars in thousands)

	2006			2005			2004
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield

Assets
Interest earning assets Real estate loans	$1,005,553	$64,616	6.43%	$910,351	$49,628	5.45%	$714,208	$33,326	4.67%
Commercial loans and leases	565,537	43,712	7.73%	542,466	38,668	7.13%	531,828	30,919	5.81%

Total loans and lease financing	1,571,090	108,328	6.90%	1,452,817	88,296	6.08%	1,246,036	64,245	5.16%
Investment securities and cash eqivalents	125,907	7,147	5.68%	107,223	5,090	4.75%	149,719	4,615	3.08%
Other interest income	33,562	2,979	8.88%	36,821	3,093	8.40%	39,877	3,582	8.98%

Total interest earning assets	1,730,559	118,454	6.84%	1,596,861	96,479	6.04%	1,435,632	72,442	5.05%

Allowance for loan losses	(19,815)			(19,962)			(16,765)
Non-interest earning assets
Cash	18,234			23,489			17,537
Other	28,934			59,276			30,187

Total non-interest earning assets	47,168			82,765			47,724

Total assets	$1,757,912			$1,659,664			$1,466,591

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$728,352	$30,265	4.16%	$672,240	$21,036	3.13%	$565,804	$13,152	2.32%
Short-term borrowings	314,098	18,380	5.85%	324,759	12,538	3.86%	273,921	6,153	2.25%
Long-term debt, other borrowings and subordinated debt	376,699	23,451	6.23%	350,576	18,763	5.35%	366,239	15,817	4.32%

Total interest bearing liabilities	1,419,149	72,096	5.08%	1,347,575	52,337	3.88%	1,205,964	35,122	2.91%

Other liabilities	114,608			98,024			59,990
Members’ equity	224,155			214,065			200,637

Total liabilities and members’ equity	$1,757,912			$1,659,664			$1,466,591

Net interest earning assets	$311,410			$249,286			$229,668
Net interest revenues and spread		$46,358	1.76%		$44,142	2.16%		$37,320	2.14%
Net yield on interest earning assets			2.68%			2.76%			2.60%

*	Average loan balances include non-accrual loans.

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

The consolidated allowance calculation on a loan-by-loan basis at December 31, 2006 was $19.5 million, which represents a decrease of $0.7 million from December 31, 2005. The decrease is due to net charge-offs of $4.4 million and provisions of $3.7 million. The allowance for loan losses was 1.2% and 1.4% of total loans and lease financing and was 1.4% and 1.6% of loans and lease financing, excluding loans held for sale, at December 31, 2006 and 2005, respectively. The allowance for loan losses was 0.89 and 1.42 times the non-performing assets at December 31, 2006 and 2005, respectively.

During the second quarter of 2006, NCB refined the allowance for loan loss calculation for its single-family loan portfolio. The loan loss allowance was adjusted to reduce the allocation for those single-family loans with satisfactory ratings from 50 basis points to 10 basis points of the loan balance. This change in estimate was a direct result of NCB’s loan loss history for these types of loans due to its conservative underwriting.

During the second quarter of 2006, NCB also refined the methodology employed to calculate the allowance for loan loss for commercial and commercial real estate loans. The refinement results in the use of more current information to estimate the expected loss for each loan.

Included within the provision for loan losses for the year ended 2006 is $2.4 million related to the reclassification of a provision for unfunded commitments. The reclassification was the result of a letter of credit that was drawn on during the third quarter of 2006. Simultaneously, $2.4 million of the loan balance relating to the draw on the letter of credit was charged-off.

Also during 2006, NCB increased the reserve allocation on all substandard small business loans from 20% of the unguaranteed or under-collateralized portions of the loans for 2005 to 100% of the unguaranteed or under-collateralized portions of the loans for 2006.

The net effect of the preceding changes in estimates, in addition to other charge-offs during the year, resulted in a charge of $3.7 million to the allowance for loan losses for the year ended 2006 compared to a $0.5 million charge for 2005.

The increase in impaired assets from 2005 to 2006 was primarily due to the draw on a $6.9 million letter of credit to a senior living facility and the immediate resulting charge-off of $2.4 million of the loan and the addition of two loans to grocery retailers totaling $9.0 million into non-accrual status, offset by $4.5 million of loan payments on non-accrual loans by three grocery retailers and $1.7 million of charge-offs related to those same grocery retailers for the remaining balances of their loans.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31,
(Dollars in thousands)

	2006	2005	2004	2003	2002

Balance at beginning of year	$20,193	$16,991	$17,098	$14,581	$22,240

Charge-offs
Commercial and consumer	(4,689)	(498)	(4,711)	(1,693)	(8,013)
Real Estate	(32)	(9)	-	(855)	-

Total charge-offs	(4,721)	(507)	(4,711)	(2,548)	(8,013)

Recoveries
Commercial and consumer	341	2,681	2,092	2,434	674
Real Estate	-	558	1	96	65

Total Recoveries	341	3,239	2,093	2,530	739

Net recoveries (charge-offs)	(4,380)	2,732	(2,618)	(18)	(7,274)

Provision for loan losses	3,667	470	2,511	2,535	1,283

Reclassified to reserve for unfunded commitments and lines of credit	-	-	-	-	(1,668)

Balance at end of year	$19,480	$20,193	$16,991	$17,098	$14,581

Risk rating adjustments, placement of credits on non-accrual status, adjustments in specific reserve requirements, charge-offs of loans and minimal recoveries of loans generated a net incremental decrease of $0.7 million in allowance for loan loss requirements from 2005 to 2006. The decrease of the allowance for loan losses from $20.2 million in 2005 to $19.5 million in 2006 was the result of charge-offs totaling $4.7 million, including $2.4 million related to a loan in the healthcare sector and $1.7 million related to loans in the grocery sector. Partially offsetting these charge-offs were $0.3 million in recoveries and $3.7 million in net provisions. The provision for the year ended December 31, 2006 includes $2.7 million and $0.9 million due to downgrades to loans in the grocery sector and the funding of a letter of credit in the healthcare sector, respectively.

Net charge offs or net recoveries were 0.3%, 0.2%, 0.2%, 0.0% and 0.7% of the average loan and lease financing balance for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
At December 31,
(Dollars in thousands)

	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan and lease financing
Commercial and consumer	$532,356	38.6%	$574,123	45.4%	$529,165	47.5%	$440,359	49.5%	$411,907	54.8%
Real estate	847,746	61.4%	684,951	54.2%	569,521	51.1%	407,718	45.8%	279,134	37.1%
Lease financing	636	0.0%	4,629	0.4%	15,972	1.4%	42,097	4.7%	60,788	8.1%

Total loans and lease financing	$1,380,738	100.0%	$1,263,703	100.0%	$1,114,658	100.0%	$890,174	100.0%	$751,829	100.0%

Allocation of allowance for loan losses Commercial and consumer	$14,430	74.1%	$14,780	73.2%	$11,023	64.9%	$11,340	66.3%	$9,813	67.3%
Real estate	5,050	25.9%	5,413	26.8%	5,968	35.1%	5,113	29.9%	2,866	19.7%
Unallocated	-	0.0%	-	0.0%	-	0.0%	645	3.8%	1,902	13.0%

Total allowance for loan losses	$19,480	100.0%	$20,193	100.0%	$16,991	100.0%	$17,098	100.0%	$14,581	100.0%

Total impaired assets (non-accruing and foreclosed real estate owned) increased to $21.8 million at December 31, 2006 from $14.2 million at December 31, 2005. The increase of $7.6 million was primarily due to the draw on a $6.9 million letter of credit to a senior living facility and the immediate resulting charge-off of $2.4 million of the loan and the addition of two loans to grocery retailers totaling $9.0 million into non-accrual status, offset by $4.5 million of loan payments on non-accrual loans by three grocery retailers and $1.7 million of charge-offs related to those same grocery retailers for the remaining balances of their loans. Management has allocated specific reserves to impaired loans totaling $6.4 million and $2.8 million as of December 31, 2006 and 2005. The specific allowance includes $5.5 million related to four grocery retailers and $0.9 million related to a retirement community loan. NCB had $193 thousand of foreclosed real estate at December 31, 2006 and $10 thousand at December 31, 2005. At December 31, 2006 and 2005, impaired assets as a percentage of total capital were 9.6% and 6.5%, respectively.

Table 5
IMPAIRED ASSETS
At December 31,
(Dollars in thousands)

	2006	2005	2004	2003	2002

Real estate owned	$193	$10	$29	$74	$-
Non-accruing loans	21,600	14,200	17,758	1,686	5,440

Total	$21,793	$14,210	$17,787	$1,760	$5,440

Percentage of loans and lease financing outstanding	1.58%	1.12%	1.60%	0.20%	0.72%

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

Non-interest Income
(Dollars in thousands)

	Non-interest income for the
	years ended December 31
	2006	2005

Gain on sale of loans	$20,705	$26,377
(Loss) on sale of investments available-for-sale	(29)	(13)
Servicing fees	4,537	4,202
Letter of credit fees	3,513	3,454
Prepayment fees	1,312	208
Other	3,613	2,975

Total non-interest income	$33,651	$37,203

Total non-interest income decreased $3.5 million or 9.5% from $37.2 million for the year ended December 31, 2005 to $33.7 million in 2006. The decrease was primarily driven by a $5.7 million decrease in gain on loan sales from $26.4 million in 2005 to $20.7 million in 2006. The percentage gain, as a percent of sold principal balance of commercial real estate loans, declined from 3.22% in 2005 to 2.43% in 2006 due to increased competition in the commercial mortgage market. Based on current market conditions, NCB does not anticipate the percentage gain of commercial real estate principal sold reverting back to the levels experienced in 2005.

The following table shows the unpaid principal balance of loans sold for the years ended December 31 (dollars in thousands):

	2006	2005

Commercial real estate (CRE) loans:
CRE loans for securitization	$593,474	$563,802
Other CRE loan sales	216,098	251,090

Total commercial real estate	809,572	814,892
Auto loans	179,281	58,718
Single family residential and cooperative loans	78,176	80,243
SBA loans	13,674	7,701

Total	$1,080,703	$961,554

The auto loan sales represent sale, at par, of participations in auto loans. NCB purchases and sells these notes purchased within a 30-day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30-day period. The program was established in the second quarter of 2005, thus explaining the significant year-over-year increase.

The net SFAS 133 adjustment, which is included in Gain on Sale of Loans, was a gain of $0.8 million and a loss of $0.3 million for the years ended December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006, the gain on undesignated derivatives of $0.2 million was comprised of a $0.1 million gain related to the change in value of rate lock commitments and a $0.1 million gain related to the change in value of undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the year ended December 31, 2005, the net gain on undesignated derivatives of $0.2 million was comprised of a $2.0 million loss related to the change in value of rate lock commitments net of a $2.2 million gain related to the change in value of undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments.

For the year ended December 31, 2006 the net hedge ineffectiveness was a net gain of $0.1 million compared to net loss of $0.4 million for the year ended December 31, 2005.

Other non-interest income includes commercial and real estate loan fees, cash management service fees, dividends on FHLB stock and other miscellaneous income NCB earns. Other non-interest income increased $0.6 million from $3.0 million for the year ended December 31, 2005 to $3.6 million for the year ended December 31, 2006.

In total, non-interest income amounted to 42.1% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2006 compared with 45.7% for the year ended December 31, 2005.

Non-interest Expense
(Dollars in thousands)

	Non-interest expense for the
	years ended December 31,
	2006	2005

Compensation and employee benefits	$31,038	$29,001
Occupancy and equipment	8,700	5,861
Contractual services	6,086	6,399
Corporate development	3,132	2,942
Information systems	2,884	2,702
Travel and entertainment	1,554	1,596
Contribution to NCB Capital Impact	-	750
(Credit) provision for unfunded commitments	(1,077)	791
Other	3,186	3,044

Total non-interest expense	$55,503	$53,086

Non-interest expense for the year ended December 31, 2006 increased 4.6% or $2.4 million to $55.5 million compared with $53.1 million for the year ended December 31, 2005 primarily due to a $2.0 million increase in compensation and employee benefits, a $2.8 million increase in occupancy and equipment, netted with a decrease of $1.9 million in the provision for unfunded commitments. Non-interest expense as a percentage of average assets was 3.2% for 2006 and 2005.

Compensation and employee benefits, increased 7.0% or $2.0 million to $31.0 million compared to $29.0 million for the year ended December 31, 2005. This was largely driven by a $1.3 million increase in base salary adjustments for the year in addition to a $0.7 million decrease in the FAS 91 loan origination cost deferral for the year ended December 31, 2006 compared to 2005. FAS 91 requires companies to defer certain costs relating to the origination of loan proceeds. For NCB, the principal deferral is salary expense. Although headcount increased to 306 from 280 year-over-year, the timing and salary levels of those employees accounting for the increase did not significantly increase compensation and employee benefits.

The decrease or credit to the provision for unfunded commitments of $1.9 million resulted primarily from a $2.4 million reclassification from the provision for unfunded commitments to the provision for loan losses for a draw on a letter of credit, netted with additional provisions recorded during 2006.

Occupancy and equipment for the year ended December 31, 2006 increased $2.8 million or 48.4% to $8.7 million compared with $5.9 million for the corresponding prior year period. $1.4 million of the increase resulted from the acceleration of depreciation relating to fixed assets at NCB’s current 1725 Eye Street, Washington, D.C. headquarters (“1725 Eye Street”) in addition to rent expense incurred for the new office space in Arlington, Virginia (as discussed below).

In January 2006, NCB entered into a lease for office space in Arlington, Virginia. The Arlington, Virginia lease agreement provided NCB with the option to have the Landlord assume the economic obligation for the remaining 1725 Eye Street lease term. In August 2006, NCB exercised this option. Effective with the date NCB vacates the 1725 Eye Street office, the Landlord will obtain control over the current office space, including the rights to all furniture and fixtures. NCB will not receive consideration for the value of the furniture and fixtures.

Therefore, NCB accelerated the amortization and depreciation of its furniture and fixtures and leasehold improvements over the remaining service period resulting in the recognition of $1.4 million of expense for the year ended December 31, 2006.

Under the provisions of the Act, NCB makes tax deductible, voluntary contributions to NCB Capital Impact. These contributions are discretionary and are based upon the approval of NCB’s Board of Directors. NCB did not make a contribution to NCB Capital Impact for the year ended December 31, 2006. NCB made a contribution of $0.8 million to NCB Capital Impact in the year ended December 31, 2005.

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

2005 and 2004 Financial Summary

The net income for the year ended December 31, 2005 was $25.6 million. This was a 13.7% or $3.0 million increase compared with $22.6 million for the year ended December 31, 2004. The primary factors affecting the increase in the net income were a $6.8 million increase in net interest income, a $2.0 million decrease in the provision for loan losses and a $4.1 million increase in non-interest income. The increase from these factors was offset by an $8.9 million increase in non-interest expense. The tax provision also increased by $0.9 million.

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

The return on average total assets was 1.5% for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the return on average members’ equity was 12.0% and 11.2%, respectively.

Net Interest Income

Net interest income for the year ended December 31, 2005 increased $6.8 million or 18.3% to $44.1 million compared with $37.3 million for 2004.

For the year ended December 31, 2005, interest income increased 33.2% or $24.1 million, to $96.5 million compared with $72.4 million for the year ended December 31, 2004. The total average earning balances increased by $161.2 million and aggregate yields increased from 5.05% in 2004 to 6.04% in 2005. The increase resulted primarily from an increase in average real estate loan balances as well as an increase in average yields on commercial loan and lease balances.

Interest income from real estate loans increased $16.3 million or 48.9%. An increase in average balances of $196.1 million or 27.5% contributed $9.9 million of the increase while an increase in the yield from 4.67% in 2004 to 5.45% in 2005 contributed $6.4 million. Commercial loans and lease interest income increased $7.7 million or 25.1%. Average balances increased by $10.6 million, contributing $0.7 million to the increase. The increase in the yield from 5.81% in 2004 to 7.13% in 2005 contributed $7.0 million to the year over year increase. Interest income from investment securities and cash equivalents increased $0.5 million. A $42.5 million or 28.4% decrease in average balances was more than offset by a $2.1 million increase due to a change in yields from 3.08% in 2004 to 4.75% in 2005.

Interest expense increased $17.2 million or 49.0% from $35.1 million for the year ended December 31, 2004 compared to $52.3 million for the year ended December 31, 2005. Interest expense on deposits increased

$7.9 million or 59.9%. Average deposit balances grew by $106.4 million or 18.8% from 2004 to 2005, accounting for $3.6 million of the increase. Additionally, average deposit cost increased from 2.32% to 3.13%, accounting for $4.3 million of the increase. Interest expense on short-term borrowings increased by $6.4 million or 103.8%. The average balance on short-term borrowings increased by $50.8 million, which was primarily driven by higher Federal Home Loan Bank advances, and accounted for $1.6 million of the increase. In addition, the average cost of short-term borrowings increased from 2.25% to 3.86%, accounting for $4.8 million of the increase. Interest expense on long-term debt, other borrowings and subordinated debt increased $2.9 million due to an increase in average rate to 5.35% from 4.32% for 2005 and 2004, respectively, which contributed $3.7 million to the increase, offset by a $0.8 million decrease due to a decrease in average balances.

See Table 1 and Table 2 for detailed information of the fluctuations in interest income and interest expense for 2005 and 2004.

Non-Interest Income

Total non-interest income increased $4.1 million or 12.3% from $33.1 million for the year ended December 31, 2004 to $37.2 million in 2005. The increase was primarily driven by a $8.0 million increase in gain on loan sales due to increased loan sale activity, offset by a $3.5 million decrease in gain on sale of investments available for sale and a $1.0 million decrease in loan fee income.

Gains on sales of loans and investment securities of $26.4 million for the year ended December 31, 2005, represented 70.9% of non-interest income, and increased $4.6 million from $21.8 million in 2004. The increase resulted primarily from enhanced investor spreads as well as a 38.9% increase in loan sale volume in 2005. The increase in loan sale volume excludes $80.9 million of mortgage-backed securities sold during 2004. If the mortgage-backed security transactions were included in 2004 loan sales, the increase loan sale volume from 2004 to 2005 would have been 24.4%.

The net SFAS 133 adjustment, which is included in Gain on Sale of Loans, was a loss of $0.3 million for the years ended December 31, 2005 and 2004.

For the year ended December 31, 2005, the net gain on undesignated derivatives of $0.2 million was comprised of a $2.0 million loss related to the change in value of rate lock commitments net of a $2.2 million gain related to the change in value of the undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments. For the year ended December 31, 2004, the net loss on undesignated derivatives of $0.6 million was composed of a $0.9 million loss related to the change in value of rate lock commitments net of a $0.3 million gain related to the change in value of undesignated interest rate swaps and forward loan sales commitments hedging the rate lock commitments.

Letter of credit fees decreased by $0.4 million or 9.6% from 2004 to 2005 principally reflecting lower average issuance fees.

In total, non-interest income amounted to 45.7% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2005 compared with 47.0% in 2004.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2005 increased 20.3% or $8.9 million to $53.0 million compared with $44.1 million for the corresponding prior year. Compensation and employee benefits expense increased 22.0% or $5.2 million from $23.8 million in 2004 to $29.0 million in 2005.

Contractual services increased 27.8% or $1.4 million to $6.4 million in 2005 from $5.0 million in 2004. The increase was primarily due to an increase in audit fees and consulting costs to support the company’s Sarbanes-Oxley Act and other regulatory compliance.

NCB made a contribution of $0.8 million and $0.5 million to NCB Capital Impact in 2005 and 2004, respectively. Non-interest expense, inclusive of NCB Capital Impact contributions, as a percentage of average assets was 3.2% and 3.0% in 2005 and 2004, respectively.

2006 and 2005 Fourth Quarter Results

Net income for the three months ended December 31, 2006 decreased $0.1 million from $5.3 million for the three months ended December 31, 2005 to $5.2 million for the three months ended December 31, 2006. For the three months ended December 31, 2006, net interest income increased 3.5% or $0.4 million to $11.9 million compared with $11.5 million for the three months ended December 31, 2005.

For the three months ended December 31, 2006, interest income increased 19.6% or $5.1 million to $31.0 million compared with $25.9 million for the three months ended December 31, 2005. The increase was primarily due to a $3.7 million increase in real estate loan interest income and a $0.7 million increase in commercial loan interest income both resulting from increased loan volume during the three months ended December 31, 2006 compared to the same period in 2005. For the three months ended December 31, 2006, interest expense increased $4.7 million or 32.5% from $14.4 million for the three months ended December 31, 2005 to $19.1 million for the three months ended December 31, 2006. The increase in interest expense resulted primarily from a $2.4 million increase in deposit interest expense resulting from an increase in deposit balances, a $1.1 million increase in long-term borrowing interest expense and a $1.2 million increase in short-term borrowing interest expense for the three months ended December 31, 2006 compared to the same period in 2005.

For the three months ended December 31, 2006, total non-interest income increased $1.0 million or 13.3% to $8.1 million compared to $7.1 million for the three months ended December 31, 2005. This increase resulted primarily from a $0.8 million increase in gain on sale of loans during the three months ended December 31, 2006 compared to the same period in 2005.

Non-interest expense for the three months ended December 31, 2006 increased 0.6% or $0.1 million to $14.7 million compared with $14.6 million for the same period in 2005. Most activity within non-interest expense remained constant quarter to quarter.

For the three months ended December 31, 2006 and December 31, 2005, a tax expense of $0.3 million and $0.6 million was recognized, respectively.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
For the Three Months Ended
(Dollars in thousands)

	2006				2005
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$30,975	$30,402	$29,111	$27,966	$25,894	$25,070	$24,486	$21,029
Interest expense	19,066	18,772	17,727	16,530	14,385	14,072	12,885	10,995

Net interest income	11,909	11,630	11,384	11,436	11,509	10,998	11,601	10,034
Provision for loan losses	(168)	5,276	(1,428)	(13)	(1,875)	1,595	(417)	1,167

Income after provision for loan losses	12,077	6,354	12,812	11,449	13,384	9,403	12,018	8,867
Non-interest income	8,093	9,290	8,439	7,829	7,146	8,817	9,344	11,896

Net revenue	20,170	15,644	21,251	19,278	20,530	18,220	21,362	20,763
Non-interest expense	14,667	12,661	14,598	13,577	14,579	13,494	12,402	12,611

Income before income taxes	5,503	2,983	6,653	5,701	5,951	4,726	8,960	8,152
Provision for income taxes	297	(49)	661	505	609	235	621	677

Net income	$5,206	$3,032	$5,992	$5,196	$5,342	$4,491	$8,339	$7,475

Sources and Uses of Funds

NCB’s principal sources of cash are debt borrowings through the capital market, deposits from customers, loan sales and interest on loans. The principal uses of cash are loan fundings and purchases of investment securities.

Principal Sources of Cash

Borrowings

One of NCB’s sources of funds is debt borrowings. NCB maintains credit facilities provided by a consortium of banks. During the second quarter of 2006, NCB terminated its previous revolving credit agreement and entered into a new credit agreement on May 1, 2006. Included in interest expense for the year ended December 31, 2006 is $0.5 million of deferred costs related to the previous revolving line of credit. The new revolving credit agreement has a total facility of $350.0 million and matures on April 29, 2011. As of December 31, 2006, $156.0 million was outstanding under the new revolving line of credit. NCB also has letter of credit availability under the revolver of which $5.0 million was outstanding as of December 31, 2006. Therefore, as of December 31, 2006, $189.0 million was available under this facility. At December 31, 2005, no balance was outstanding on the previous revolving line of credit. Additionally, the commercial paper program was terminated on June 30, 2006. At December 31, 2005 there were $132.2 million of commercial paper borrowings outstanding.

NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and it has a pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 125% to 300% of such advances. NCB, FSB had $97.3 million in available unused committed borrowing capacity with the FHLB as of December 31, 2006. At December 31, 2006, there were $249.5 million outstanding advances from the FHLB, of which $50.0 million were long-term, compared to $181.6 million at December 31, 2005, none of which were long-term. NCB also has letter of credit availability under the FHLB of which $8.6 million and $6.7 million was outstanding at December 31, 2006 and 2005, respectively.

NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available of which none was outstanding at December 31, 2006. There were no bid lines outstanding at December 31, 2005.

At December 31, 2006 and 2005, under its Medium Term Note Program, NCB had authority to issue up to $151.0 million and $176.0 million of medium term notes, respectively inclusive of the outstanding balances. The $25.0 million reduction relates to the pay down of the same amount of Medium Term Notes during 2006. As of December 31, 2006 and December 31, 2005, NCB had $15.0 million and $40.0 million of medium term notes outstanding under this program, respectively.

In addition, as of December 31, 2006 and 2005, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding, resulting in $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor for 2006 and 2005.

At both December 31, 2006 and 2005, NCB had authority to issue up to $50.0 million in preferred stock or subordinated debt. There was no preferred stock or subordinated debt under this authority outstanding as of December 31, 2006 and 2005.

Loan Sales and Securitization

NCB’s business model relies heavily upon selling commercial real estate loans that we originate.

During 2006, NCB sold $1.1 billion of loans compared with $961.6 million during 2005. NCB’s liquidity could be negatively impacted if its sales channels were disrupted.

Deposits

Deposits held by NCB, FSB increased 9.4% to $806.5 million at December 31, 2006 from $736.9 million at December 31, 2005 driven by growth in certificates of deposit. The weighted average rates on deposits at December 31, 2006 and 2005 were 4.3% and 3.5%, respectively. Deposits consist of both non-maturity deposits having no contractual terms or maturity dates and certificates of deposit with contractual terms. Non-maturity deposits may be interest-bearing or non-interest bearing. Non-maturity deposits totaled $260.9 million and comprised 32.4% of total deposits at December 31, 2006 compared to $246.1 million and 33.4% of total deposits at December 31, 2005. Certificates of deposit totaled $545.5 million and $490.9 million at December 31, 2006 and 2005, respectively. The average maturity of the certificates of deposit at December 31, 2006 was 20.2 months compared with 25.1 months at December 31, 2005. Deposits were 53.4% and 53.0% of interest bearing liabilities in 2006 and 2005, respectively.

Principal Uses of Cash

Loans and Leases

NCB sells commercial real estate and residential real estate loans. When NCB sells loans, it generally retains the mortgage servicing rights and, depending on the nature of the sale, may also retain interest-only securities.

During 2006 and 2005, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s 2006 sale of loans through securitized transactions were $601.6 million and generated a total of $5.5 million in retained interests. The proceeds from NCB’s 2005 sales of loans through securitized transactions were $586.8 million and generated a total of $7.0 million in retained interests.

During the years ended December 31, 2006 and 2005, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $310.8 million and generated a total of $4.4 million in retained interests for the year ended December 31, 2006. The net proceeds from the sale of these loans were $402.8 million and generated a total of $5.5 million in retained interests for the year ended December 31, 2005.

NCB does not retain the servicing rights on auto loan sales, which generated net proceeds of $179.3 million for 2006.

In total, NCB generated a gain on the sale of loans of $20.7 million and $26.4 million for the years ended December 31, 2006 and 2005, respectively.

Loans and leases outstanding, including loans held for sale, increased 8.5% to $1.6 billion at December 31, 2006 from $1.5 billion at December 31, 2005.

The commercial loan and lease portfolio decreased 7.9% to $533.0 million at December 31, 2006 compared with $578.7 million at December 31, 2005 due principally to a decrease in commercial loan and lease portfolio loan originations.

The real estate portfolio increased 23.8% to $847.7 million at December 31, 2006 from $685.0 million at December 31, 2005 due to an increase in portfolio real estate loan originations during 2006. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgages and cooperative single-family loans.

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

The commercial and real estate loan portfolio and loans held for sale are diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

	Commercial Loans		Real estate Loans
	2006	2005	2006	2005

By Region:
Northeast	21.8%	22.0%	44.2%	46.8%
Southeast	32.2%	23.4%	20.9%	15.9%
Central	14.4%	16.1%	12.0%	12.3%
West	31.6%	38.5%	22.9%	25.0%

	100.0%	100.0%	100.0%	100.0%

	Percentage of Total Loan
	Portfolio
	2006	2005

By Borrower Type
Real estate
Residential	53.8%	52.9%
Commercial	14.5%	7.7%
Commercial
Food retailing and distribution	8.1%	11.5%
Community Association	5.1%	6.6%
Employee Stock Ownership Plan	4.9%	3.8%
Franchisee	3.6%	3.0%
Hardware	2.9%	2.9%
Healthcare	1.3%	0.9%
Non-Profit	1.2%	0.8%
Other	4.6%	9.9%

	100.0%	100.0%

NCB originates multi-family cooperative mortgages to predominantly owner-occupied housing cooperatives. A significant portion of NCB’s mortgage loans is secured by real estate in New York City due to the city’s extensive cooperative market. As of December 31, 2006 and 2005, there were $412.4 million and $350.0 million of real estate loans secured by real estate in New York City, respectively, representing 25% and 23% of total loans and leases outstanding, respectively. The collateral for real estate loans consists of first mortgage liens on the land and improvements of cooperatively owned, multi-family residential properties and property leases. Furthermore, the real estate portfolio includes loans secured by second mortgage liens. In addition, certain unsecured lines of credit have been issued to Real Estate cooperative borrowers. The loans are repaid from operations of the real estate cooperative. NCB’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans less the value of the collateral.

See Table 7 for the maturity schedule of loans.

Table 7
MATURITY SCHEDULE OF LOANS
As of December 31, 2006
(Dollars in thousands)

	One Year or	One to Five	Over Five
	Less	Years	Years	Total

Consumer loans	$1,306	$8,176	$1,225	$10,707
Commercial loans	68,619	179,621	273,409	521,649
Real estate loans:
Residential	18,254	71,135	611,922	701,311
Commercial	22,436	37,093	86,906	146,435
Lease financing	86	550	-	636

Total loans and leases	$110,701	$296,575	$973,462	$1,380,738

Fixed interest rate loans	$33,077	$105,870	$197,986	$336,933
Variable interest rate loans	77,624	190,705	775,476	1,043,805

Total Loans	$110,701	$296,575	$973,462	$1,380,738

Cash, Cash Equivalents and Investment Securities

Cash, cash equivalents, and investment securities increased 1.0% or $1.4 million to $135.1 million at December 31, 2006 compared with $133.7 million at December 31, 2005. NCB held $1.4 million and $1.2 million of mortgage-backed securities at December 31, 2006 and 2005, respectively. Cash, cash equivalents, and investment securities represent 7.4% of interest earning assets at December 31, 2006 compared with 7.9% at December 31, 2005.

Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the year ended December 31, 2006 was $21.9 million against $96.1 million for the year ended December 31, 2005. This $74.2 million decrease in cash provided was primarily due to the net effect of the increase in the origination and purchases of loans held for sale and the offsetting increase in proceeds from loans held for sale of $74.7 million.

Cash Used in Investing Activities. NCB’s net cash used in investing activities for the year ended December 31, 2006 was $134.9 million compared to $156.1 million for the year ended December 31, 2005. This $21.2 million decrease in cash used was primarily due to a $14.2 million decrease in the originations of loans, netted with principal payments.

Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the year ended December 31, 2006 was $117.8 million against $55.7 million for the year ended December 31, 2005 primarily due a $123.4 million change in cash from the proceeds from short-term debt, offset by a $62.0 million year-over-year decline in cash from deposits.

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

Maintaining near-cash and short-term investments that can be converted to cash at little or no cost generally provides our asset liquidity. We manage liquidity and capital resources in order to provide funding for various types of loans, including commercial, real estate and consumer loans, and debt service on borrowings. The major sources of funds are loan sale proceeds, deposits from customers, repayments of loan originations and advances from the FHLB and other borrowings. The principal uses of cash are loan originations and purchases of investment securities. Additionally, NCB maintains a $350.0 million revolving line of credit under which $189.0 was available at December 31, 2006.

For the year ended December 31, 2006, one of NCB’s principal sources of funds was from loan sale proceeds. NCB sold $1.1 billion and $961.6 million of loans, resulting in a net gain of $20.7 million and $26.4 million for the years ended December 31, 2006 and 2005, respectively. Loan sale proceeds include commercial real estate loan sales for securitization and other commercial real estate loan sales, auto loan sales, single-family residential and cooperative loan sales and SBA loans sales. Commercial real estate loan sales for securitization were the majority of the loan sale proceeds comprising $601.6 million or 55.1% and $586.8 million or 59.3% for the years ended December 31, 2006 and 2005, respectively.

Total deposits, another principal source of funds, increased to $806.5 million from $736.9 million at December 31, 2005. The majority of deposits are in the form of certificates of deposit, which accounted for $545.5 million or 67.6% and $490.9 million or 66.6% of our deposits as of December 31, 2006 and 2005, respectively. The aggregate amount of certificates of deposit with a minimum denomination of $100 thousand was $398.0 million and $335.2 million for the years ended December 31, 2006 and 2005, respectively. Interest-bearing demand deposits accounted for $214.8 million or 26.6% and $212.5 million or 28.8% of our total deposits as of December 31, 2006 and 2005, respectively. The average rate paid on NCB’s certificates of deposit was 4.60% and 3.99% for the years ended December 31, 2006 and 2005, respectively. The average rate paid on the interest-bearing demand deposits was 4.28% and 2.80% for the years ended December 31, 2006 and December 31, 2005, respectively.

For the year ended December 31, 2006, our principal use of funds was loans originated for the purpose of selling in the near future. During 2006, NCB originated $899.4 million of loans held for sale, net of principal collections.

NCB utilized particular sources of funds based on comparative costs and availability. NCB generally manages the pricing of deposits to maintain a steady to increasing deposit portfolio in the aggregate. Based on warehouse funding requirements, NCB uses the borrowing facility available from the FHLB. As of December 31, 2006, the balance of the FHLB facility was $249.5 million as compared to $181.6 million as of December 31, 2005.

As of December 31, 2006, there was $47.8 million of cash and equivalents, which was an increase of $4.8 million from December 31, 2005. As of December 31, 2006, NCB also had $5.4 million of cash that was in a restricted cash account as a result of a recourse obligation as discussed in Note 7.

Contractual Obligations

NCB has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 13 through 18 of the Notes to the Consolidated Financial Statements.

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

		One to
	One Year or	Three	Three to	Over Five
	Less	Years	Five Years	Years	Total

Deposits without a stated maturity	$260,913	$-	$-	$-	$260,913
Certificates of deposit	271,013	174,259	78,648	21,620	545,540
Short-term borrowings	354,673	-	-	-	354,673
Long-term debt		122,864	79,981	14,928	217,773
Subordinated debt	2,441	4,882	28,871	84,482	120,676
Junior subordinated debt	-	-	-	50,647	50,647
Operating leases	6,062	12,333	10,402	35,574	64,371

Total	$895,102	$314,338	$197,902	$207,251	$1,614,593

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

NCB’s asset and liability management process manages NCB’s interest rate risk by structuring the balance sheet and derivative portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

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

The following tables present an analysis of the sensitivity of NCB’s net interest income and economic value of portfolio equity (market value of assets, less liabilities and derivative instruments.) The interest rate scenarios presented in the table include interest rates at December 31, 2006 and December 31, 2005 as adjusted for instantaneous parallel rate changes upward and downward of up to 200 basis points.

Net interest income was reasonably well insulated against the impact of changes in market interest rates at both December 31, 2006 and December 31, 2005. The impact of changing market interest rates is nonlinear due to the existence of customer options, primarily loan prepayments options, embedded in the balance sheet. These embedded options, together with the nearly equally balanced responses to higher and lower interest rate changes, result in lower prospective net interest income in both higher and lower interest rate scenarios at December 31, 2006.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB’s interest sensitivity gap (defined below) and other factors.

2006
		Change In
Change In		Economic Value
Interest	Change In Net	of Portfolio
Rates	Interest Income	Equity

+200	-1.4%	-8.5%
+100	-0.5%	-4.2%
-100	-0.1%	2.9%
-200	-1.3%	4.1%

2005
		Change In
Change In		Economic Value
Interest	Change In Net	of Portfolio
Rates	Interest Income	Equity

+200	2.0%	-6.3%
+100	1.2%	-2.8%
-100	-1.6%	1.5%
-200	-3.6%	3.1%

Key assumptions used in the sensitivity analysis of net interest income and economic value of portfolio equity include the following:

1.	Balance sheet balances for various asset and liability classes are held constant for the net interest income simulations.

2.	Prepayment assumptions are predicated on an analysis of historical prepayment behavior and management expectations.

3.	Spread relationships between various interest rate indices and interest-earning assets and interest bearing liabilities estimated based on the analysis of historical relationships and management expectations.

The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB’s one-year cumulative gap analysis at December 31, 2006 and 2005 were positive $37.5 million or 2.05% of assets and positive $75.2 million or 4.43% of assets, respectively. These rather small positive gaps are consistent with the simulation results that show limited changes in net interest income in response to changes in market interest rates,

While the gap position is a useful tool in measuring interest rate risk, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the gap position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

The tables 8 and 9 set forth the expected maturity and repricing characteristics of NCB’s consolidated assets, liabilities and derivative contracts at December 31, 2006 and 2005.

Table 8
INTEREST RATE SENSITIVITY
At December 31, 2006
(Dollars in thousands)

						Over 12
	Interest -	Interest -	Interest -	Interest -	Interest -	Months and
	sensitivity 30	sensitivity 3	sensitivity 6	sensitivity 12	sensitivity	Non-Interest
	days	month	month	month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$53,154	$-	$-	$-	$53,154	$-	$53,154
Investment securities	5,186	2,716	6,706	12,783	27,391	59,964	87,355
Loans and leases*	181,136	403,637	71,803	104,369	760,945	843,160	1,604,105
Other assets - net	1,228	440	657	1,347	3,672	81,191	84,863

Total	240,704	406,793	79,166	118,499	845,162	984,315	1,829,477

Interest-bearing liabilities
Deposits	$181,376	$91,303	$65,630	$89,529	$427,838	$339,019	$766,857
Short-term borrowings	354,673	-	-	-	354,673	-	354,673
Long-term debt	-	-	-	-	-	217,773	217,773
Subordinated debt	-	39,310	-	18,218	57,528	63,148	120,676
Jr. Subordinated debt	50,647	-	-	-	50,647	-	50,647

Total	586,696	130,613	65,630	107,747	890,686	619,940	1,510,626

Other
Other non-interest bearing, net	$-	$-	$-	$-	$-	$318,851	$318,851
Effect of interest rate swap and financial futures	(39,574)	(43,404)	-	-	(82,978)	82,978	-

Total liabilities & members’ equity, net of derivatives	$547,122	$87,209	$65,630	$107,747	$807,708	$1,021,769	$1,829,477

Repricing differences	$(306,418)	$319,584	$13,536	$10,752	$37,454

Cumulative gap	$(306,418)	$13,166	$26,702	$37,454

Cumulative gap as % of total assets	-16.75%	0.72%	1.46%	2.05%

*	Includes loans held for sale, net allowance for loan losses.

Table 9
INTEREST RATE SENSITIVITY
At December 31, 2005
(Dollars in thousands)

						Over 12
						Months
	Interest -	Interest -	Interest -	Interest-	Interest -	and Non-
	sensitivity 30	sensitivity 3	sensitivity 6	sensitivity 12	sensitivity	Interest
	days	month	month	month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$11,835	$-	$-	$-	$11,835	$36,317	$48,152
Investment securities	8,273	10,362	4,834	5,917	29,386	61,337	90,723
Loans and leases*	136,687	453,800	70,805	105,786	767,078	708,456	1,475,534
Other assets - net	16,094	385	585	1,200	18,264	61,894	80,158

Total	172,889	464,547	76,224	112,903	826,563	868,004	1,694,567

Interest-bearing liabilities Deposits	$178,660	$68,208	$41,248	$78,905	367,021	$344,436	$711,457
Short-term borrowings	288,271	24,611	-	-	312,882	-	312,882
Long-term debt	-	20,000	5,000	55,000	80,000	113,041	193,041
Subordinated debt	-	39,310	-	27,564	66,874	56,243	123,117
Jr. Subordinated debt	50,614	-	-	-	50,614	-	50,614

Total	517,545	152,129	46,248	161,469	877,391	513,720	1,391,111

Other
Other non-interest bearing, net	-	-	-	-	-	303,456	303,456
Effect of interest rate swap and financial futures	(14,722)	(71,258)	-	(40,000)	(125,980)	125,980	-

Total liabilities & members’ equity, net of derivatives	$502,823	$80,871	$46,248	$121,469	$751,411	$943,156	$1,694,567

Repricing differences	$(329,934)	$383,676	$29,976	$(8,566)	$75,152

Cumulative gap	$(329,934)	$53,742	$83,718	$75,152

Cumulative gap as % of total assets	-19.47%	3.17%	4.94%	4.43%

*	Includes loans held for sale, net allowance for loan losses.

Table 8 indicates that on December 31, 2006 NCB had gaps (as a percentage of total assets) of positive 2.05% and 1.46% at the one year and six month time horizons, respectively. Table 9 indicates that on December 31, 2005, NCB had a positive gap (as a percentage of total assets) of 4.43% and 4.94% at the one year and six month time horizons, respectively.

Capital

The company’s strong capital position should support growth and continuing access to financial markets and should allow for greater flexibility during difficult economic periods. The average equity to average assets was 12.8% at December 31, 2006 compared with 12.9% at December 31, 2005. The Act limits NCB’s outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2006, NCB, FSB maintained capital levels well in excess of regulatory requirements.

Patronage Policy

Each year, NCB, in accordance with the Act, declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In September 2006, NCB distributed $29.4 million to its active member-borrowers. Of this total, approximately $12.0 million was distributed in cash. The actual patronage distributed was $6.5 million greater than the recorded estimate at December 31, 2005 due to the difference between book income and taxable income.

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

Statement of Financial Accounting Standards No. 156

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. NCB plans to adopt this statement on January 1, 2007 and does not expect it to have a material impact on its financial results.

FASB Staff Position FASB Interpretation No. 48

In June 2006, the FASB issued FASB Staff Position FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. NCB is still evaluating the impact on the results of operations from the application of this guidance and at this point does not believe that it will have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. NCB does not expect the adoption of FAS 157 to have a material impact on its financial statements.

Staff Accounting Bulletin No. 108

NCB has adopted SEC Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the misstatements quantified under each method in light of quantitative and qualitative factors. In adopting the requirements of SAB 108, NCB concluded that no material misstatements existed at December 31, 2006.

Statement of Financial Accounting Standards No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. NCB is currently evaluating the impact that SFAS No. 159 may have on its future financial statements.

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

Specific reserves are established for impaired loans based upon the above criteria.

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

All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as an accounting hedge pursuant to provisions of FAS 133. NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values of hedged items. If the derivative contract qualifies as an accounting hedge, NCB designates the derivative as a hedge of the fair value of a recognized asset or liability. At December 31, 2006 and 2005 NCB had not entered into any cash flow hedges.

For all relationships that qualify as a fair value hedge, gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings during the period of the change in fair values.

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

Income Taxes

The Act provides that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code as amended by the Act with respect to NCB, with the consequence that NCB is able to issue tax deductible patronage dividends with respect to all such income. The Act also provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Members of NCB:

We have audited the accompanying consolidated balance sheets of NCB and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCB and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

McLean, Virginia
March 30, 2007

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)

Assets
Cash and cash equivalents	$47,756	$43,001
Restricted cash	5,398	5,151
Investment securities
Available-for-sale (amortized cost of $86,035 and $89,620)	85,708	89,083
Held-to-maturity (fair value of $1,910 and $1,669)	1,647	1,640
Loans held for sale	242,847	232,024
Loans and lease financing	1,380,738	1,263,703
Less: Allowance for loan losses	(19,480)	(20,193)

Net loans and lease financing	1,361,258	1,243,510
Other assets	84,863	80,158

Total assets	$1,829,477	$1,694,567

Liabilities and Members’ Equity
Liabilities
Deposits	$806,453	736,930
Patronage dividends payable in cash	7,118	9,518
Other liabilities	44,299	49,457
Borrowings
Short-term	354,673	312,882
Long-term
Current	—	80,000
Non-current	217,773	113,041
Subordinated debt
Current	2,500	2,500
Non-current	118,176	120,617
Junior subordinated debt	50,647	50,614

Total borrowings	743,769	679,654

Total liabilities	1,601,639	1,475,559

Members’ equity
Common stock	187,230	170,868
Retained earnings
Allocated	10,328	13,307
Unallocated	29,388	33,423
Accumulated other comprehensive income	892	1,410

Total members’ equity	227,838	219,008

Total liabilities and members’ equity	$1,829,477	$1,694,567

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands)

Interest income
Loans and lease financing	$108,328	$88,296	$64,245
Investment securities	7,147	5,090	4,615
Other interest income	2,979	3,093	3,582

Total interest income	118,454	96,479	72,442

Interest expense
Deposits	30,265	21,036	13,152
Short-term borrowings	18,380	12,538	6,153
Long-term debt, other borrowings and subordinated debt	23,451	18,763	15,817

Total interest expense	72,096	52,337	35,122

Net interest income	46,358	44,142	37,320
Provision for loan losses	3,667	470	2,511

Net interest income after provision for loan losses	42,691	43,672	34,809

Non-interest income
Gain on sale of loans	20,705	26,377	18,346
(Loss) gain on sale of investments available-for-sale	(29)	(13)	3,470
Servicing fees	4,537	4,202	3,975
Letter of credit fees	3,513	3,454	3,821
Prepayment fees	1,312	208	559
Other	3,613	2,975	2,963

Total non-interest income	33,651	37,203	33,134

Non-interest expense
Compensation and employee benefits	31,038	29,001	23,777
Occupancy and equipment	8,700	5,861	5,195
Contractual services	6,086	6,399	5,006
Corporate development	3,132	2,942	1,756
Information systems	2,884	2,702	2,570
Travel and entertainment	1,554	1,596	1,569
Contribution to NCB Capital Impact	—	750	500
(Credit) provision for unfunded commitments	(1,077)	791	724
Other	3,186	3,044	3,045

Total non-interest expense	55,503	53,086	44,142

Income before income taxes	20,839	27,789	23,801
Provision for income taxes	1,414	2,142	1,246

Net income	$19,425	$25,647	$22,555

Distribution of net income
Patronage dividends	$17,446	$22,825	$21,207
Retained earnings	1,979	2,822	1,348

	$19,425	$25,647	$22,555

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands)

Net income	$19,425	$25,647	$22,555
Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(525)	(2,163)	(468)
Tax effect	7	10	13

Comprehensive income	$18,907	$23,494	$22,100

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the Years ended December 31, 2006, 2005. and 2004

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
	(Dollars in thousands)

Balance, December 31, 2003	$149,947	$16,733	$22,060	$4,018	$192,758
Net income	—	—	22,555	—	22,555
Adjustment to prior year dividends	24	(24)	73	—	73
Cancellation of stock	(6,362)	(121)	5,877	—	(606)
Other dividends paid	—	—	(246)	—	(246)
2003 patronage dividends distributed in stock	16,866	(16,866)	—	—	—
2004 patronage dividends
To be distributed in cash	—	—	(8,589)	—	(8,589)
Retained in form of equity	—	12,618	(12,618)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(455)	(455)

Balance, December 31, 2004	160,475	12,340	29,112	3,563	205,490

Net income	—	—	25,647	—	25,647
Adjustment to prior year dividends	96	(162)	57	—	(9)
Cancellation of stock	(1,881)	—	1,881	—	—
Other dividends paid	—	—	(449)	—	(449)
2004 patronage dividends distributed in stock	12,178	(12,178)	—	—	—
2005 patronage dividends
To be distributed in cash	—	—	(9,518)	—	(9,518)
Retained in form of equity	—	13,307	(13,307)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(2,153)	(2,153)

Balance, December 31, 2005	170,868	13,307	33,423	1,410	219,008

Net income	—	—	19,425	—	19,425
Adjustment to prior year dividends	—	4,003	(6,402)	—	(2,399)
Cancellation of stock	(1,008)	60	900	—	(48)
Other dividends paid	—	—	(512)	—	(512)
2005 patronage dividends distributed in stock	17,370	(17,370)	—	—	—
2006 patronage dividends
To be distributed in cash	—	—	(7,118)	—	(7,118)
Retained in form of equity	—	10,328	(10,328)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(518)	(518)

Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities
Net income	$19,425	$25,647	$22,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	3,667	470	2,511
(Credit) provision for losses on unfunded commitments	(1,077)	791	724
Amortization of interest-only-receivables and servicing rights	10,260	10,200	9,070
Depreciation and amortization, other	6,349	1,768	3,681
Gain on sale of loans	(20,705)	(26,377)	(18,346)
Loss (gain) on sale of investment securities available-for-sale	29	13	(3,470)
Purchase of loans-held-for-sale	(179,493)	(59,887)	—
Loans originated for sale, net of principal collections	(899,423)	(842,329)	(717,111)
Proceeds from sale of loans held for sale	1,091,690	989,646	625,806
Increase in other assets	(3,460)	(9,345)	(2,800)
(Decrease) increase in other liabilities	(5,381)	5,491	(19,665)

Net cash provided by (used in) operating activities	21,881	96,088	(97,045)

Cash flows from investing activities
(Increase) decrease in restricted cash	(248)	(154)	4,028
Purchase of investment securities
Available-for-sale	(107,770)	(59,430)	(116,083)
Held-to-maturity	(17)	—	(1,470)
Proceeds from maturities of investment securities
Available-for-sale	107,034	43,754	107,337
Held-to-maturity	9	99	52
Proceeds from the sale of investment securities
Available-for-sale	2,725	7,285	81,207
Net increase in loans and lease financing	(131,580)	(145,789)	(155,851)
Purchases of portfolio loans	—	—	(33,186)
Purchases of premises and equipment	(5,036)	(1,895)	(946)

Net cash used in investing activities	(134,883)	(156,130)	(114,912)

Cash flows from financing activities
Net increase in deposits	69,421	131,438	118,706
Increase (decrease) in short-term borrowings	39,318	(84,099)	148,153
Proceeds from issuance of long-term borrowings	105,000	50,000	—
Repayment of long-term borrowings	(80,000)	(30,000)	(50,000)
Repayment of subordinated borrowings	(2,500)	(2,500)	—
Incurrence of financial costs	(1,053)	(20)	(859)
Patronage dividend paid	(11,917)	(8,715)	(11,382)
Other dividend paid	(512)	(449)	(246)

Net cash provided by financing activities	117,757	55,655	204,372

Increase (decrease) in cash and cash equivalents	4,755	(4,387)	(7,585)
Cash and cash equivalents, beginning of period	43,001	47,388	54,973

Cash and cash equivalents, end of period	$47,756	$43,001	$47,388

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Supplemental schedule of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investment securities and non-certificated interest-only receivables, net of tax	$(518)	$(2,153)	$(455)
Loans transferred to other real estate owned	$193	$10	$29
Warehouse loans transferred to portfolio	$10,092	$—	$11,097
Transfer of grocery loans from warehouse to portfolio upon termination of the grocery loan conduit program with Rabobank International.	$—	$—	$23,826
Common stock cancelled and loan losses recovered against allowance for loan losses	$48	$—	$606
Supplemental information:
Interest paid	$71,315	$52,596	$41,963
Income taxes paid	$1,636	$1,763	$1,080

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

National Consumer Cooperative Bank, doing business as NCB, is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the “Act”). NCB provides loans and financial services primarily to cooperatives. NCB Financial Corporation (“NCBFC”), a wholly owned subsidiary, is the holding company of NCB, FSB, a federally-chartered thrift institution. NCB, FSB provides a broad range of financial services to cooperative and non-cooperative customers. NCB Financial Advisors, Inc., previously known as EOS Financial Group, Inc., a wholly owned subsidiary, provides independent, fee-based financial consulting services to the nonprofit community, including educational institutions, museums, membership groups and community-based organizations.

The 1981 amendments to the Act also provided for the formation of NCB Development Corporation, now NCB Capital Impact, a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia pursuant to the Act. NCB Capital Impact provides loans and technical support to cooperative enterprises. NCB Capital Impact’s bylaws provide for a majority of the nine to fifteen members of the Board of Directors to be appointed by the members of NCB Capital Impact, who comprise the members of NCB’s Board, with a majority of directors to be appointed from among the members of the NCB Board. Consistent with the Act, NCB makes deductible, voluntary contributions to NCB Capital Impact.

Borrowers from NCB under section 108 of the Act are required to own Class B stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB’s sole discretion, in case of certain events, including default.

Principles of Consolidation

The consolidated financial statements include the accounts of NCB and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements of NCB do not include the assets, liabilities or results of operations of NCB Capital Impact or NCB Capital Trust I (“Trust”), a Delaware statutory trust formed by NCB in 2003 in connection with the issuance of trust preferred securities.

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), which revised FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Due to the adoption of FIN 46R, NCB does not consolidate its investment in the Trust.

NCB has a 50% interest in NCB Community Works, LLC (“CCW”). The remaining 50% interest is held by an unconsolidated affiliate, NCB Capital Impact, which at all times has the power to appoint an officer or employee to be Chair of the Board of Managers. Under Accounting Research Bulletin No. 51 (As Amended), NCB’s interest in CCW does not amount to a controlling financial interest and thus CCW is not consolidated. Furthermore, NCB has concluded that CCW is not a variable interest entity since it does not meet conditions (a), (b) or (c) of paragraph 5 of FIN 46R.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash equivalents include cash on hand, amounts due from banks, overnight investments and time deposits. Although generally cash equivalents have maturities of ninety days or less, time deposits with maturities greater than ninety days have been included in cash equivalents.

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

NCB uses interest rate swaps, futures contracts and forward loan sales commitments to offset changes in fair value associated with loan commitments prior to funding the related or underlying loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through income. Once funded, the loans are generally designated as the hedged item in a fair value hedging relationship.

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

NATIONAL CONSUMER COOPERATIVE BANK

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

Accounting for Derivatives

All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it qualifies as a hedge. If the derivative contract qualifies as a hedge, NCB designates the derivative as a hedge of the fair value of a recognized asset or liability. At December 31, 2006 and 2005 NCB had not entered into any cash flow hedges.

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

Loans and Lease Financing

Loans are carried at their principal amounts outstanding, except for loans held for sale, which are carried at the lower of cost or market as determined on an individual basis. NCB determines whether a loan would qualify as held for sale at the time the loan is originated. Interest income is calculated in accordance with the terms of each individual loan and lease. NCB typically discontinues the accrual of interest on loans when principal or interest are ninety days or more in arrears or sooner when there is reasonable doubt as to collectibility. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

When loans are sold, the gain or loss is recognized in the Consolidated Statement of Income as the proceeds less the book value of the loan, including unamortized fees and direct origination costs.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of future cash flows discounted at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent.

Specific reserves are established for impaired loans based upon the above criteria or other criticized loans based upon established regulatory standards.

General reserves are calculated on a loan-by-loan basis based upon the probability of default and the expected loss in the event of default for each risk rating, based on historical experience.

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

Loan Sales and Securitizations

NCB’s recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with SFAS 140. SFAS 140 requires that a transfer of financial assets in which NCB surrenders control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.

SFAS 140 requires, for certain transactions, a “true sale” analysis of the treatment of the transfer under state law if the company was a debtor under the bankruptcy code. The “true sale” analysis includes several legal factors including the nature and level of recourse to the transferor and the nature of retained servicing rights. The “true sale” analysis is not absolute and unconditional but rather contains provisions that make the transferor “bankruptcy remote”. Once the legal isolation of financial assets has been met and is satisfied under SFAS 140, other factors concerning the nature of the extent of the transferor’s control over the transferred financial assets are taken into account in order to determine if the de-recognition of financial assets is warranted, including whether the special purpose entity (“SPE”) has complied with rules concerning qualifying special purpose entities.

NCB obtains a legal opinion regarding the legal isolation of the transferred financial assets as part of the securitization process. The “true sale” opinion provides reasonable assurance that the transferred assets would not be characterized as property of the transferor in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The securitization process involves the sale of loans to a bankruptcy remote special purpose entity which then sells the loans to a separate, transaction-specific trust in exchange for considerations generated by the sale of the securities issued by the securitization trust. The securitization trust issues and sells debt securities to third party investors that are secured by payments on the loans. NCB has no obligation to provide credit support to either the third party investors or the securitization trust. Neither the third party investors nor the securitization trust generally have recourse to NCB’s assets or NCB and have no ability to require NCB to repurchase their securities other than through enforcement of the standard representations and warranties. NCB does make certain representations and warranties concerning the loans, such as lien status, and if NCB is found to have breached a representation and warranty, NCB may be required to repurchase the loan from the securitization trust. NCB does not guarantee any securities issued by the securitization trust.

Servicing Assets and Interest-Only Receivables

SFAS No. 140 requires that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Assets

Premises and equipment are carried at cost less accumulated depreciation and include equipment owned under lease financing arrangements. Buildings and building improvements are depreciated on a straight-line basis over their useful lives. Leasehold improvements are amortized on a straight-line basis over the life of the lease. Furnishings are depreciated using an accelerated method of depreciation and are depreciated over a range of five to seven years, depending on the type of furnishing. Equipment and software are depreciated using an accelerated method of depreciation over three years.

Income Taxes

The Act provides that NCB shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, NCB issues its member-borrowers patronage dividends, which are tax deductible to NCB thereby reducing its taxable income. NCB has determined that all income generated by NCB and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code as amended by the Act with respect to NCB, with the consequence that NCB is able to issue tax deductible patronage dividends with respect to all such income. The Act also provides that NCB is exempt from state and local taxes with the exception of real estate taxes. Certain NCB subsidiaries, however, are subject to federal and state income taxes.

NCB provides for income taxes under SFAS No. 109, “Accounting for Income Taxes”. The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

Reclassifications

Prior year amounts have been reclassified, where necessary, to conform to the 2006 presentation. None of the reclassified amounts were material to the financial statements.

2.	CASH AND CASH EQUIVALENTS

The composition of cash and cash equivalents at December 31 is as follows (dollars in thousands):

	2006	2005

Cash	$24,747	$36,067
Cash equivalents	23,009	6,934

Total	$47,756	$43,001

There was restricted cash of $5.4 million and $5.2 million as of December 31, 2006 and December 31, 2005, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 7.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENT SECURITIES

The composition of available-for-sale investment securities at December 31 is as follows (dollars in thousands):

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$39,891	$545	$(486)	$39,950
U.S. Treasury and agency obligations	37,526	12	(257)	37,281
Corporate notes	5,659	8	(33)	5,634
Mutual funds	1,503	—	(124)	1,379
Mortgage-backed securities	1,406	7	(36)	1,377
Equity securities	50	37	—	87

Total	$86,035	$609	$(936)	$85,708

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$41,931	$486	$(390)	$42,027
U.S. Treasury and agency obligations	40,760	1	(478)	40,283
Corporate notes	4,163	—	(36)	4,127
Mutual funds	1,446	—	(124)	1,322
Mortgage-backed securities	1,270	—	(29)	1,241
Equity securities	50	33	—	83

Total	$89,620	$520	$(1,057)	$89,083

The fair value of investment securities could change from period to period due to factors such as a change in the general level of interest rates, a deterioration in the credit quality of the issuer or in the business conditions of the issuer. NCB does not consider the unrealized losses at December 31, 2006 on its investment securities to be other-than-temporary in accordance with Emerging Issues Task Force (“EITF”) Issue Number 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as detailed below.

Interest-only certificated receivables

The unrealized losses on NCB’s interest-only certificated receivables were caused by interest rate increases. The certificated interest-only strips were created when NCB securitized loans and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider the certificated interest-only strips to be other-than-temporarily impaired at December 31, 2006.

U.S. Treasury and agency obligations, Corporate notes, Mutual funds and Mortgage-backed securities

At December 31, 2006, NCB held U.S. treasury and agency obligations guaranteed by the full faith and credit of the U.S. government and its agencies; therefore, NCB considers the loss on these items as interest-rate related. At December 31, 2006, NCB held mortgage-backed securities, issued by Freddie Mac and Fannie Mae and considers the loss on those items to be interest-rate related. At December 31, 2006, NCB held investment-grade

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate notes and given the current credit ratings of these companies, NCB considers the loss on the notes to be interest-rate related. NCB considers the loss on the mutual funds to be interest-rate related. Additionally, NCB has the ability and intent to hold the corporate notes, mutual funds and mortgage-backed securities until a recovery of fair value, which may be maturity, and thus concludes that individually, and as a group, the losses are not other-than-temporary.

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

The following tables present the fair value of available-for-sale investment securities with unrealized losses and the related unrealized loss amounts. The tables also disclose whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31 (dollars in thousands):

	2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$7,374	$(41)	$21,004	$(445)	$28,378	$(486)
U.S. Treasury and agency obligations	14,342	(26)	16,433	(231)	30,775	(257)
Corporate notes	1,693	(10)	2,881	(23)	4,574	(33)
Mutual funds	—	—	1,379	(124)	1,379	(124)
Mortgage-backed securities	—	—	552	(36)	552	(36)

Total	$23,409	$(77)	$42,249	$(859)	$65,658	$(936)

	2005
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$23,990	$(389)	$19	$(1)	$24,009	$(390)
U.S. Treasury and agency obligations	7,122	(85)	24,176	(393)	31,298	(478)
Corporate notes	1,964	(13)	1,162	(23)	3,126	(36)
Mutual funds	—	—	1,322	(124)	1,322	(124)
Mortgage-backed securities	—	—	1,227	(29)	1,227	(29)

Total	$33,076	$(487)	$27,906	$(570)	$60,982	$(1,057)

The maturities of available-for-sale U.S. Treasury and agency obligations and corporate note investment securities at December 31 are as follows (dollars in thousands):

	2006
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$21,261	4.27%	$21,184
After 1 year through 5 years	21,924	4.36%	21,731

Total	$43,185	4.31%	$42,915

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$25,615	3.10%	$25,465
After 1 year through 5 years	19,308	3.38%	18,945

Total	$44,923	3.22%	$44,410

Mutual funds, equity securities, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mutual funds do not have contractual maturities. Mortgage-backed securities and interest-only receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations. Interest-only certificated receivables pertain to cooperative multifamily loans to cooperative housing corporations.

During 2006 there were $2.7 million of available-for-sale securities sold and during 2005 there were $7.3 million of available-for-sale securities sold. NCB held one callable security maturing April 30, 2007. NCB held no callable investment securities at December 31, 2005 and 2004.

The composition of held-to-maturity investment securities at December 31 is as follows (dollars in thousands):

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$1,178	$254	$—	$1,432
Corporate debt securities and other	469	9	—	478

Total	$1,647	$263	$—	$1,910

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities	$1,178	$20	$—	$1,198
Corporate debt securities and other	462	9	—	471

Total	$1,640	$29	$—	$1,669

The maturities of security held-to-maturity investments at December 31 are as follows (dollars in thousands):

	2006
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	468	11.11%	478
Over 10 years	1,179	8.25%	1,432

Total	$1,647	9.05%	$1,910

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	462	7.05%	471
Over 10 years	1,178	8.06%	1,198

Total	$1,640	7.78%	$1,669

Mortgage-backed securities have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.

4.	LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets.

Changes in portfolio of loans serviced for others were as follows (dollars in thousands):

	2006	2005

Balance at January 1	$4,086,526	$3,471,926
Additions	901,422	902,836
Loan payments and payoffs	(305,892)	(288,236)

Balance at December 31	$4,682,056	$4,086,526

See Note 28 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

5.	LOANS AND LEASE FINANCING

Loans and leases outstanding by category are as follows (dollars in thousands):

	2006	2005

Consumer loans	$10,707	$24,959
Commercial loans	521,649	549,164
Real estate loans:
Residential	701,311	541,076
Commercial	146,435	143,875
Lease financing	636	4,629

Total	$1,380,738	$1,263,703

The largest geographic concentration of commercial loans portfolio and loans held for sale was in the Southeast region and amounted to 32.2% of the total at December 31, 2006. The region with the largest concentration of commercial loans portfolio and loans held for sale at December 31, 2005 was the West region (the largest component of which is California) amounting to 38.5%. The largest borrower type for our commercial loans portfolio and loans held for sale was food retailing and distribution at 8.1% at December 31, 2006. No other borrower type exceeds 5.1% at December 31, 2006. Real estate residential loans portfolio and loans held for sale have a geographical concentration of 44.2% at December 31, 2006 in the Northeastern United States (primarily New York City) compared to 46.8% at December 31, 2005.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOANS HELD FOR SALE

Loans held for sale by category at December 31, are as follows (dollars in thousands):

	2006	2005

Consumer	$1,382	$1,169
Commercial loans	10,026	11,908
Real estate loans:
Residential	180,862	156,384
Commercial	50,577	62,563

Total	$242,847	$232,024

Activity related to loans held for sale for the years ended December 31, are as follows (dollars in thousands):

	2006	2005

Balance at January 1	$232,024	$303,289
Originations	899,423	842,329
Purchases	179,493	59,887
Sales*	(1,070,477)	(965,877)
Change in valuation	2,384	(7,604)

Balance at December 31	$242,847	$232,024

*	Includes write-off of unamortized deferred fees and costs.

7.	RECEIVABLES SOLD WITH RECOURSE

In September 1998, NCB entered into a Credit Support and Collateral Pledge Agreement (the Agreement) with Fannie Mae in connection with NCB’s sale of conventional multifamily and multifamily cooperative mortgage loans to Fannie Mae and Fannie Mae’s issuance of Guaranteed Mortgage Pass-Through Securities backed by the loans sold by NCB. Under the Agreement, NCB agreed to be responsible for certain losses related to the loans sold to Fannie Mae and to provide collateral in the form of letters of credit to be held by a trustee to secure the obligation for such losses. The Agreement allows for reductions in the initial obligation as either losses are paid by NCB or when the obligation as adjusted for any losses paid exceeds 12% of the unpaid principal balance of the covered loans.

The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of December 31, 2006 and 2005. The unpaid principal balance of the loans covered by the Agreement was $268.1 million as of December 31, 2006 compared with $274.6 million as of December 31, 2005. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses.

In January 2003, NCB purchased from NCB Development Corporation (now NCB Capital Impact) the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of December 31, 2006 and 2005 the unpaid principal balance of loans subject to this recourse obligation was $100.4 million and $103.1 million, respectfully. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.

The recourse agreement does not adversely impact NCB’s ability to achieve sale accounting under paragraph 9(c) of FAS 140 because the agreement with Fannie Mae does not both entitle and obligate NCB to

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase any of the covered loans or give NCB the ability to unilaterally cause the holder to return specific assets other than through a clean up call.

8.	IMPAIRED ASSETS

Impaired assets, composed of non-accrual loans, totaled $21.6 million and $14.2 million at December 31, 2006 and December 31, 2005, respectively. The average balance of impaired loans was $18.3 million, $13.4 million, and $11.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. The interest income that was earned, but not recognized (including the subsequent recognition of interest on loans released from non-accrual status) on impaired loans was $2.3 million, $1.0 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 NCB had a specific allowance of $6.4 million related to $19.1 million of impaired loans and a general allowance of $0.3 million related to $2.5 million of impaired loans. At December 31, 2005 NCB had a specific allowance of $2.8 million related to $8.8 million of impaired loans and a general allowance of $2.1 million related to $5.4 million of impaired loans. Reserves at December 31, 2006 were deemed to be adequate to cover the estimated loss exposure related to the above loans.

As of December 31, 2006, there were not any commitments to lend additional funds to borrowers whose loans were impaired.

Real estate owned was $193.1 thousand at December 31, 2006 and $10 thousand at December 31, 2005.

9.	ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

The following is a summary of the components of the allowance for loan losses as of December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004

Specific Allowance on Impaired Loans	$6,443	$2,809	$1,920
General Allowance on Impaired Loans	325	2,082	288
General Allowance	12,712	15,302	14,783

Total Allowance for Loan Losses	$19,480	$20,193	$16,991

The following is a summary of the activity in the allowance for loan losses during the years ended December 31 (dollars in thousands):

	2006	2005	2004

Balance at January 1	$20,193	$16,991	$17,098

Charge-offs
Commercial	(4,689)	(498)	(4,711)
Real Estate	(32)	(9)	—

Total charge-offs	(4,721)	(507)	(4,711)

Recoveries
Commercial	341	2,681	2,092
Real Estate	—	558	1

Total Recoveries	341	3,239	2,093

Net (charge-offs)/recoveries	(4,380)	2,732	(2,618)

Provision for loan losses	3,667	470	2,511

Balance at December 31	$19,480	$20,193	$16,991

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although loans and leases increased by $117.0 million from December 31, 2005 to December 31, 2006, the allowance for loan losses decreased principally due to the reduction in the loan loss allowance for satisfactory rated single-family loans from 50 basis points to 10 basis points of the loan balance. This change in the allowance was a direct result of NCB’s loan loss history for these types of loans due to its conservative underwriting.

Included within the provision for loan losses for the twelve months ended December 31, 2006 is $2.4 million related to the reclassification of a provision for unfunded commitments. The reclassification was the result of a letter of credit that was drawn on during the third quarter of 2006. Simultaneously, $2.4 million of the loan balance relating to the draw of the letter of credit was charged-off and is reflected in the $4.7 million of commercial charge-offs for the twelve months ended December 31, 2006.

The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the years ended December 31 (dollars in thousands):

	2006	2005	2004

Balance at January 1	$2,605	$1,814	$1,090
(Credit) provision for losses on unfunded commitments	(1,077)	791	724

Balance at December 31	$1,528	$2,605	$1,814

The $1.1 million credit for losses on unfunded commitments in 2006 includes the $2.4 million reclassification to the provision for loan losses (as discussed above) offset by other provisions for losses on unfunded commitments during 2006.

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

For the years ended December 31, 2006 and December 31, 2005, activity related to loans and leases, including loans held for sale, to cooperatives affiliated with NCB’s Board of Directors and to officers, employees, and their immediate family members is as follows (dollars in thousands):

	January 1, 2006	Additions	Deductions	December 31, 2006

Outstanding balances	$118,224	$48,703	$71,434	$95,493

*	Included in the total for deductions is $5.9 million in loans to a director whose term ended in 2006.

	January 1, 2005	Additions	Deductions	December 31, 2005

Outstanding balances	$119,386	$54,742	$55,904	$118,224

*	The majority of the activity is related to cooperatives affiliated with NCB’s Board of Directors.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, 2005, and 2004, NCB recorded interest income of $6.8 million, $5.8 million, and $6.3 million, respectively, on loans to related parties.

11.	PREMISES AND EQUIPMENT

Premises and equipment are included in other assets and consist of the following as of December 31 (dollars in thousands):

	2006	2005

Furniture and equipment	$5,368	$4,609
Leasehold improvements	4,402	3,790
Premises	2,140	1,699
Other	3,653	476

Total premises and equipment	15,563	10,574
Less: Accumulated depreciation	(8,247)	(5,361)

Total premises and equipment, net	$7,316	$5,213

Depreciation of premises and equipment included in non-interest expense for the years ended December 31, 2006, 2005, and 2004 totaled $2.9 million, $1.6 million, and $1.5 million, respectively. During 2006 NCB added $2.0 million of new assets and had disposals of $50.0 thousand, which included equipment of $19.0 thousand and leasehold improvements of $31.0 thousand.

The $3.2 million increase in Other relates to the build-out of NCB’s new operations center in Arlington, Virginia. Within the $2.9 million change in accumulated depreciation is $1.4 million which relates to the acceleration of depreciation expense of the fixed assets of NCB’s current Washington, D.C. office space.

12.	OTHER ASSETS

At December 31, 2006 and 2005, other assets consisted of the following (dollars in thousands):

	2006	2005

Non-certificated interest-only receivables	$33,053	$35,671
Accrued interest receivables	10,044	8,167
Mortgage servicing rights	9,362	5,803
Federal Home Loan Bank stock	8,421	7,728
Premises and equipment	7,316	5,213
Valuation of letters of credit	6,914	7,939
Prepaid assets	2,397	1,223
Equity method investments	2,391	2,135
Derivative assets	2,210	4,035
Other	2,755	2,244

Total other assets	$84,863	$80,158

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	LEASES

Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2006 are as follows (dollars in thousands):

Amount

2007	$6,062
2008	6,141
2009	6,192
2010	6,220
2011	4,182
2012 and thereafter	35,574

Total payments	$64,371

Rental expense on premises and office equipment in 2006, 2005, and 2004 was $3.9 million, $2.6 million, and $2.3 million, respectively. Included in 2006 rental expense was $0.8 million of expense related to the lease for office space in Arlington, Virginia where the majority of NCB’s operational activities are planning to move in April 2007. Reflected in the above amounts are both the existing rental payments for NCB’s current headquarters, the new operations center in Arlington, Virginia and the new headquarters in Washington, D.C. Only the economic obligation, not the contractual obligation was assumed on the existing Washington, D.C. headquarters.

During 2002, NCB deferred incentives received in connection with the headquarters lease for office space. These incentives are being amortized over the 15-year life of the lease. At December 31, 2006 and 2005, the unamortized lease incentives totaled $3.6 million and $2.4 million, respectively. Only upon termination of the current headquarters lease would NCB recognize the unamortized portion of the deferred lease incentives.

14.	DEPOSITS

Deposits as of December 31 are summarized as follows (dollars in thousands):

	2006	Average	2005	Average
	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand deposits	$39,596	—	$25,926	—
Interest-bearing demand deposits	214,824	4.28%	212,524	2.80%
Savings deposits	6,493	1.24%	7,601	1.08%
Certificates of deposit	545,540	4.60%	490,879	3.99%

Total deposits	$806,453		$736,930

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $398.0 million and $335.2 million at December 31, 2006 and 2005, respectively.

At December 31, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	2006	2005

Within 3 months	$77,901	$75,170
Over 3 months through 6 months	34,974	17,406
Over 6 months through 12 months	53,124	38,934
Over 12 months	231,524	203,707

Total certificates of deposit	$397,523	$335,217

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposit interest expense for the years ended December 31, is summarized as follows (dollars in thousands):

	2006	2005	2004

Interest-bearing demand deposits	$7,985	$5,718	$3,148
Savings deposits	88	89	88
Certificates of deposit	22,192	15,229	9,916

Total deposit interest expense	$30,265	$21,036	$13,152

The remaining contractual maturities of certificates of deposit at December 31 are as follows (dollars in thousands):

	2006
	Less than	$100,000
	$100,000	and Greater	Total

2007	$105,013	$166,000	$271,013
2008	31,678	90,065	121,743
2009	6,648	45,869	52,517
2010	3,440	34,217	37,657
2011	1,133	39,858	40,991
2012 and thereafter*	105	21,514	21,619

Total	$148,017	$397,523	$545,540

	2005
	Less than	$100,000
	$100,000	and Greater	Total

2006	$85,089	$131,510	$216,599
2007	50,024	39,513	89,537
2008	14,615	52,926	67,541
2009	3,010	41,510	44,520
2010	2,768	33,383	36,151
2011 and thereafter*	156	36,375	36,531

Total	$155,662	$335,217	$490,879

*	Includes discount on certificates of deposit

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SHORT-TERM BORROWINGS

The carrying amounts and weighted average rates for short-term borrowings as of December 31 are as follows (dollars in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
	Outstanding	Rate	Outstanding	Rate

Lines of Credit	$156,000	5.91%	$—	—
Commercial paper	—	—	131,798	4.44%
FHLB advances	199,500	5.18%	181,600	3.13%
Debt issuance costs	(827)		(516)

Total short-term borrowings	$354,673	5.50%	$312,882	3.77%

The average and maximum balance outstanding for short-term borrowings as of December 31, 2006 are as follows (dollars in thousands):

	2006		2005
	Average	Maximum	Average	Maximum
	Balance	Balance	Balance	Balance
	Outstanding	Outstanding	Outstanding	Outstanding

Lines of Credit	$91,723	$159,027	$23,286	$45,282
Commercial paper	57,468	167,121	138,800	149,754
FHLB advances	164,907	270,900	160,235	248,000

Revolving Credit Facilities

At December 31, 2006, NCB had a $350.0 million committed revolving line of credit of which $156.0 million was outstanding. This line of credit matures on April 29, 2011. NCB also has letter of credit availability under the revolver of which $5.0 million was outstanding as of December 31, 2006. Therefore, as of December 31, 2006, $189.0 million was available under the revolving line of credit facility. In addition, NCB had $20.0 million of uncommitted bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available at December 31, 2006 and December 31, 2005. None of the bid lines were outstanding as of December 31, 2006 and December 31, 2005.

Interest expense from borrowings under the revolving line of credit facilities was $6.2 million, $1.1 million and $1.4 million, in 2006, 2005 and 2004, respectively.

Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the London Interbank Offered Rate (LIBOR) and vary with the amount of borrowings outstanding. In addition, a change in agency ratings could also impact borrowing rates. As of December 31, 2006, commitment fees paid for the line of credit were 0.25% of the commitment balance through May 1, 2006, upon which time the commitment fees were 0.20% of the unused commitment balance. Total commitment fees paid for revolving credit facilities were $0.6 million, $0.9 million, and $0.9 million, in 2006, 2005 and 2004, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.

At December 31, 2006, NCB has several restrictive covenants under the revolving line of credit agreements which are detailed in an exhibit to the 2006 10-K.

Other Short-term Borrowings

NCB, through its subsidiary NCB, FSB, has a pledge agreement with the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) requiring advances to be secured by eligible mortgages and securities with a principal

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of 125% - 300% of such advances. The FHLB facility was $355.5 million at December 31, 2006 and $287.1 million at December 31, 2005. Outstanding advances at December 31, 2006 and 2005 were $249.5 million and $181.6 million, respectively, of which $50.0 million were long-term advances for 2006. Interest expense on advances for the years ended December 31, 2006, 2005 and 2004 was $9.7 million, $5.4 million and $1.2 million, respectively, of which $1.4 million was for long-term advances at December 31, 2006. Interest expense on commercial paper borrowings for the years ended December 31, 2006, 2005 and 2004 was $2.8 million, $4.8 million and $2.2 million, respectively.

In an effort to reduce NCB’s cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2006 and 2005, there were no short-term borrowings outstanding under this program. At December 31, 2006 there was no commercial paper balance outstanding. At December 31, 2005, the commercial paper outstanding balance totaled $131.8 million.

16.	LONG-TERM DEBT

The carrying amounts for long-term debt as of December 31, 2006 are as follows (dollars in thousands):

	December 31,
	2006	2005

Prudential Long-Term Private Placements
6.99% fixed rate debt due December 2006	$—	$55,000
5.62% fixed rate debt due December 2009	55,000	—
5.60% fixed rate debt due December 2010	50,000	50,000

Total Prudential Long-Term Private Placements	105,000	105,000

Other Long-Term Private Placements
5.52% fixed rate debt due January 2009	50,000	50,000

Total Long-Term Private Placement Notes	50,000	50,000

Medium Term Notes
6.96% fixed rate debt due May 2006	—	5,000
3 month LIBOR plus 155 bps floating rate debt due June 2006	—	20,000
5.67% fixed rate debt due May 2013, callable May 2007	15,000	15,000

Total Medium Term Notes	15,000	40,000

FHLB Long-Term Advances
5.62% fixed rate due June 2009	20,000	—
5.80% fixed rate due June 2011	10,000	—
5.63 fixed rate due July 2011	20,000	—

Total FHLB Long-Term Advances	50,000	—

SFAS No. 133 valuation	(1,835)	(1,471)
Debt issuance costs	(392)	(488)

Total Long Term Debt	$217,773	$193,041

As of December 31, 2006, none of the long-term debt has priority over the other, none of the long-term debt is convertible and there are no contingencies on the payments of principal and interest.

NCB entered into Master Shelf agreements with Prudential Insurance Company in 1999 and 2001, which allowed NCB to issue private placement senior note debt. NCB issued long-term, fixed rate debt on this facility in

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999, 2001, 2005, and 2006. An additional $55.0 million was issued in 2001 at a fixed rate of 6.99% and matured in December 2006. NCB issued $50.0 million in December 2005 at a fixed rate of 5.60% and this tranche will mature in December 2010. In December 2006, NCB issued $55.0 million at a fixed rate of 5.62% that will mature in December 2009. All of these notes require semi-annual payments of interest only.

NCB entered into an agreement with various insurance agencies in January 2003 to issue $50.0 million in private placement note debt. The debt was issued at a fixed rate of 5.52% and matures in January 2009. All of these notes require semi-annual payments of interest only.

NCB has a shelf agreement in which it can issue Medium Term Notes through various agents. These notes can be issued with either a fixed or floating rate with any maturity within the shelf agreement. NCB issued $5.0 million of these notes through Wachovia Securities, Inc. in May 2001 at a fixed rate of 6.96% and matured in May 2006. In June 2001, NCB issued $20.0 million in floating rate notes through Wachovia Securities, Inc. and Morgan Stanley & Co., Inc. that matured in June 2006 and were based on the 3-month LIBOR rate that reset every 3-months. Finally, in May 2003 NCB issued $15.0 million of fixed rate notes through Wachovia Securities, Inc. with a fixed rate of 5.67% with a semi-annual call and maturing in May 2013. The $15.0 million fixed rate notes require semi-annual payments of interest only.

At December 31, 2006 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $100.0 million. The effect of the agreements is to convert $100.0 million of the long-term debt from a weighted average fixed rate of 5.60% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. At December 31, 2006, the weighted average three-month LIBOR on the swaps was 5.37% with an effective weighted average spread of 1.09%.

At December 31, 2006, the notional amount by maturity date is as follows (dollars in thousands):

Notional Amount	Maturity Date	Libor Index

$65,000	2009	Three month
20,000	2010	Three month
15,000	2013	Three month	*

$100,000

*	Next call date is May 2007

At December 31, 2005 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $100.0 million. The effect of the agreements is to convert $100.0 million of the long-term debt from a weighted average fixed rate of 6.15% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. At December 31, 2005, the weighted average three-month LIBOR on the swaps was 4.39% with an effective weighted average spread of 1.49%.

At December 31, 2005, the notional amount by maturity date is as follows (dollars in thousands):

Notional Amount	Maturity Date	Libor Index

$55,000	2006	Three month
25,000	2009	Three month
20,000	2010	Three month

$100,000

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUBORDINATED DEBT

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

During 2006, $2.5 million of the subordinated debt was paid down pursuant to the amended financing agreement. During 2007, pursuant to the same agreement, $2.5 million of the subordinated debt will be paid down from the tranche repricing on December 15, 2007. The interest payments for each tranche are determined in accordance with the following schedule, which also includes the carrying amounts of the subordinated debt at December 31, (dollars in thousands):

2006
		Next Repricing	Carrying
Index	Index Rate	Date	Amount

91 - day Treasury rate	4.96%	15-Mar-07	$39,310
2 - year Treasury rate	4.37%	15-Dec-07	18,218
3 - year Treasury rate	4.63%	15-Dec-09	25,064
7 - year Treasury rate	3.79%	15-Dec-10	32,847
10 - year Treasury rate	4.28%	15-Dec-13	6,050

			121,489
Debt issuance costs			(813)

Total			$120,676

2005
		Next Repricing	Carrying
Index	Index Rate	Date	Amount

91 - day Treasury rate	3.90%	15-Mar-06	$39,310
2 - year Treasury rate	4.37%	15-Dec-07	18,218
3 - year Treasury rate	2.41%	15-Dec-06	27,564
7 - year Treasury rate	3.79%	15-Dec-10	32,847
10 - year Treasury rate	4.28%	15-Dec-13	6,050

			123,989
Debt issuance costs			(872)

Total			$123,117

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows, pursuant to the Amended Financing Agreement, the amortization schedule of the five Class A notes as of December 31, 2006 (dollars in thousands):

Debt Amortization
	Beginning		Periodic
Year	Balance	Annual Amortization	Amortization	Ending Balance

2006	$123,989	$2,500	$—	$121,489
2007	121,489	2,500	—	118,989
2008	118,989	2,500	—	116,489
2009	116,489	2,500	—	113,989
2010	113,989	—	23,989	90,000
2011	90,000	5,000	—	85,000
2012	85,000	5,500	—	79,500
2013	79,500	6,050	—	73,450
2014	73,450	6,655	—	66,795
2015	66,795	7,321	—	59,474
2016	59,474	8,053	—	51,421
2017	51,421	8,858	—	42,563
2018	42,563	9,744	—	32,819
2019	32,819	10,718	—	22,101
2020	22,101	—	22,101	—

Total		$77,899	$46,090

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of outstanding Junior Subordinated debt at December 31, 2006 and 2005 (dollars in thousands):

			Carrying
		Maturity	Amount
Index	Index Rate	Date	2006

3-month LIBOR	5.37%	07-Jan-34	$51,547
Debt issuance costs			(900)

			$50,647

			Carrying
			Amount
			2005

3-month LIBOR	4.15%	07-Jan-34	$51,547
Debt issuance costs			(933)

			$50,614

19.	COMMON STOCK AND MEMBERS’ EQUITY

NCB’s common stock consists of Class B stock owned by its borrowers and Class C stock owned by entities eligible to borrow from NCB. During 2005 the one share of Class D stock outstanding was converted to Class C stock.

The following relates to common stock at December 31:

	2006		2005
	Class B	Class C	Class B	Class C

Par value per share	$100	$100	$100	$100
Shares authorized	1,800,000	300,000	1,700,000	300,000
Shares issued and outstanding	1,627,361	244,938	1,474,838	233,839

The changes in Class B and C common stock are described below (dollars in thousands):

	Class B	Class C	Total

Balance, December 31, 2003	$127,156	$22,791	$149,947
2003 patronage dividends distributed in common stock	15,930	936	16,866
Cancellation of stock	(5,394)	(968)	(6,362)
Adjustment to prior year dividends	24	—	24

Balance, December 31, 2004	137,716	22,759	160,475
2004 patronage dividends distributed in common stock	11,281	897	12,178
Cancellation of stock	(1,575)	(306)	(1,881)
Adjustment to prior year dividends	62	34	96

Balance, December 31, 2005	147,484	23,384	170,868
2005 patronage dividends distributed in common stock	15,873	1,497	17,370
Cancellation of stock	(621)	(387)	(1,008)

Balance, December 31, 2006	$162,736	$24,494	$187,230

NATIONAL CONSUMER COOPERATIVE BANK

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

NCB, FSB’s capital exceeded the minimum capital requirements at December 31, 2006 and 2005. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at December 31, 2006 and 2005 (dollars in thousands):

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Tangible Capital (to tangible assets)	$130,128	10.74%	$18,173	1.50%	N/A	N/A
Total Risk-Based Capital (to-risk-weighted assets)	134,892	14.09%	76,599	8.00%	$95,749	10.00%
Tier I Risk-Based Capital (to-risk-weighted assets)	129,619	13.54%	N/A	N/A	57,450	6.00%
Core Capital (to adjusted tangible assets)	130,128	10.74%	48,462	4.00%	60,577	5.00%
As of December 31, 2005:
Tangible Capital (to tangible assets)	$96,430	9.32%	$15,527	1.50%	N/A	N/A
Total Risk-Based Capital (to-risk-weighted assets)	103,624	12.17%	68,134	8.00%	$85,168	10.00%
Tier I Risk-Based Capital (to-risk-weighted assets)	95,864	11.26%	N/A	N/A	51,101	6.00%
Core Capital (to adjusted tangible assets)	96,430	9.32%	41,405	4.00%	51,756	5.00%

The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution if, like NCB, FSB, it is a subsidiary of a holding company. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2006, no such limitations or restrictions existed.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	EMPLOYEE BENEFITS

Substantially all employees are covered by a non-contributory, defined contribution retirement plan. NCB contributes 6% of each employee’s salary after one year of employment. Total expense for the retirement plan for 2006, 2005, and 2004 was $0.9 million, $0.9 million, and $0.8 million, respectively.

NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and contributes up to 6% of each participant’s salary. Participants receive vesting credit (non-forfeitable rights to the money in their 401(k) account) based on their number of years of employment with NCB. Contributions and expenses for 2006, 2005, and 2004 were $0.9 million, $0.8 million and $0.9 million, respectively.

Participant matching contributions and earnings for the defined contribution retirement plan and the thrift plan are vested in accordance with the following schedule:

Years of Service	Vesting

less than 2 years	0%
2	20%
3	50%
4	70%
5	85%
6	100%

22.	INCOME TAXES

Each year under the Act, NCB must declare tax-deductible patronage dividends in the form of cash, stock, or allocated surplus, which effectively reduce NCB’s federal income tax liability. In 2007, NCB is required to make patronage dividend payouts of approximately $17.4 million of 2006 earnings. The anticipated cash portion of the 2006 patronage dividend is included in patronage dividends payable at December 31, 2006. The estimated stock portion of the patronage dividend of 2006 earnings to be distributed has been added to allocated retained earnings at December 31, 2006. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income.

The provision for income tax expense for the years ended December 31, consists of the following (dollars in thousands):

	2006	2005	2004

Current tax expense
Federal	$495	$884	$326
State and local	869	1,148	748

Total current	1,364	2,032	1,074

Deferred tax (benefit) provision
Federal	(197)	(16)	(81)
State and local	247	126	253

Total deferred	50	110	172

Provision for income tax expense	$1,414	$2,142	$1,246

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Statutory U.S. tax rate	$7,085	$9,229	$8,092
Patronage dividends	(6,982)	(8,342)	(7,546)
State and local taxes	1,115	1,273	1,001
Other	196	(18)	(301)

Provision for income tax expense	$1,414	$2,142	$1,246

Deferred tax assets net of liabilities, included in other assets, are composed of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Allowance for loan losses	$356	$393
Deferred commitment fees	288	318
Mark to market adjustments	333	269
Other	107	83

Gross deferred tax assets	1,084	1,063

Mortgage servicing rights	(300)	(300)
Federal Home Loan Bank stock dividends	(573)	(490)
Premises and equipment	—	(12)

Gross deferred tax liabilities	(873)	(802)

Net deferred tax asset	$211	$261

Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB’s history of earnings and management’s expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

23.	INCOME AVAILABLE FOR DIVIDENDS ON STOCK

Under existing senior debt agreements, the aggregate amount of cash dividends on Class C stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB’s consolidated adjusted net income accumulation (or minus 100% of NCB’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB’s taxable income for such calendar year. At December 31, 2006, NCB was not limited by the restrictions detailed above and thus the amount available for dividends on stock was approximately $125.7 million.

Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2006, 2005, and 2004 are 4.88%, 4.03% and 3.40%, respectively. Consequently, the amounts available for payment on the Class C stock for 2006, 2005, and 2004 are $1.2 million, $0.9 million, and $0.8 million, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

In the normal course of business, NCB makes loan commitments to extend credit to customers as long as there is no violation of any condition established in the contract.

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

NCB also makes rate lock commitments to extend credit to borrowers for the origination of cooperative multifamily loans to cooperative housing corporations, cooperative single-family loans, and single-family residential loans. In the case of cooperative single-family loans and single-family residential loans, rate lock commitments generally extend for a 30-day period. Some of these commitments will expire due to the purchase of the commitments not being completed within 30 days. For cooperative multifamily loans, the rate lock commitments can extend for 12 months or longer, but there is generally little to no fall out prior to closing.

Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature.

Issuance fees associated with the standby letters of credit range from 0.5% to 3.5% of the commitment amount. The standby letters of credit mature throughout 2007 to 2016.

The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2006	2005	2006	2005
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$809,869	$748,988	$4,049	$3,745
Rate lock commitments to extend credit:
Single family	$5,153	$4,687	$11	$37
Commercial real estate	$107,306	$115,790	$(632)	$46
Standby letters of credit	$219,456	$242,830	$5,837	$9,709

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $6.8 million was recorded in Other liabilities and a correlating asset of $6.9 million was recorded in Other assets in the Consolidated Balance Sheet at December 31, 2006. The corresponding amount at December 31, 2005 was $7.9 million for both the asset and liability.

NCB reserved $1.5 million and $2.6 million as of December 31, 2006 and 2005 to cover its loss exposure to unfunded commitments.

25.	DERIVATIVE FINANCIAL INSTRUMENTS

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

NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps and futures contracts are designated derivatives hedging commitments in a fair value hedging relationship.

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

	2006	2005

Unrealized (loss) gain on designated derivatives recognized(1)	$(1,987)	$5,452
Increase (decrease) in value of warehouse loans(2)	2,065	(5,898)

Net hedge ineffectiveness(3)	78	(446)

Unrealized gain (loss) on undesignated loan commitments recognized(4)	94	(2,039)
Gain on undesignated derivatives recognized(5)	119	2,273

Net gain on undesignated derivatives	213	234

Unrealized gain (loss) on non-hedging derivatives(6)	484	(128)

Net SFAS 133 adjustment	$775	$(340)

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap over the period presented.

(2)	Quantifies the change in value of the loans (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counter parties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $0.2 million at December 31, 2006. NCB does not anticipate nonperformance by any of its counter parties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/sells these contracts to economically hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. For the periods presented, futures contracts have served as economic hedges. These futures contracts have not been designated as accounting hedges under FAS 133, as amended.

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

The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at December 31, were as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2006	2005	2006	2005

Financial futures contracts	$17,500	$22,200	$295	$(189)
Interest rate swap agreements	$376,784	$391,191	$(3,049)	$(1,043)
Forward sales commitments Cooperative single family	$13,025	$12,920	$23	$(38)
Cooperative multifamily	$26,500	$43,000	$(188)	$(176)

26.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans held-for-sale and rate lock commitments — The fair values are based on commitments on hand from investors or prevailing market rates. The fair value of loans held for sale is based on market prices for similar loans sold in the secondary market adjusted for differences in loan characteristics. The contract amount and fair value of the rate lock commitments are the same.

Interest rate swap agreements — The fair value of interest rate swaps is the estimated amount that NCB would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counter parties.

Financial futures and forward contracts — The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2006 and 2005. The fair value of forward commitments is based on current market prices for similar contracts.

Accrued interest receivable and accrued interest payable — The carrying value of accrued interest payable is deemed to approximate fair value.

Deposit liabilities — The fair value of demand deposits, savings accounts, and certain money market deposits is determined using estimates of the value of the customer relationship provided by the Office of Thrift Supervision. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The estimated fair values of NCB’s financial instruments as of December 31 are as follows (dollars in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$47,756	$47,756	$43,001	$43,001
Restricted cash	5,398	5,398	5,151	5,151
Investment securities
Available-for-sale	85,708	85,708	89,083	89,083
Held-to-maturity	1,647	1,910	1,640	1,669
Non-certificated interest-only receivables	33,053	33,053	35,671	35,671
Servicing assets	9,362	12,059	5,803	7,623
Loans held for sale	242,847	250,038	232,024	235,525
Loans and lease financing, net	1,361,258	1,356,599	1,243,510	1,227,432
Interest rate swap agreements	(3,049)	(3,049)	(1,043)	(1,043)
Financial futures	295	295	(189)	(189)
Forward sale commitments	(165)	(165)	(214)	(214)
Accrued interest receivables	10,044	10,044	8,167	8,167
Financial Liabilities:
Deposits	806,453	787,101	736,930	719,264
Short-term borrowings	354,673	354,673	312,882	312,882
Long-term debt	217,773	216,691	193,041	190,220
Subordinated debt	120,676	118,883	123,117	121,132
Junior subordinated debt	50,647	50,647	50,614	50,614
Accrued interest payable	3,971	3,971	3,190	3,190

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value

Undrawn commitments to extend credit	$810,759	$3,851	$711,217	$3,556
Standby letters of credit	$219,456	$5,837	$242,830	$9,709
Rate lock commitments to extend credit	$112,459	$(621)	$120,477	$83

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	SEGMENT REPORTING

NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending, and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates commercial real estate loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of NCB’s unallocated administrative income and expense, and net interest income from investments and corporate debt after allocations to segments. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

The following is the segment reporting for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$37,484	$27,861	$21,176	$27,525	$4,408	$118,454
Interest expense	21,754	13,935	16,698	16,226	3,483	72,096

Net interest income	15,730	13,926	4,478	11,299	925	46,358
Provision for loan losses	4,799	(337)	479	(1,274)	—	3,667
Non-interest income	4,338	3,526	22,855	1,709	1,223	33,651
Non-interest expense:
Direct expense	6,206	3,981	10,782	4,813	14,874	40,656
Overhead and support	4,765	3,276	2,914	3,892	—	14,847

Total non-interest expense	10,971	7,257	13,696	8,705	14,874	55,503

Income (loss) before taxes	$4,298	$10,532	$13,158	$5,577	$(12,726)	$20,839

Total average assets	$472,553	$321,095	$353,341	$480,083	$130,840	$1,757,912

Total assets	$456,178	$433,875	$329,793	$484,263	$125,368	$1,829,477

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$38,204	$18,984	$15,800	$20,904	$2,587	$96,479
Interest expense	20,186	8,069	11,766	10,218	2,098	52,337

Net interest income	18,018	10,915	4,034	10,686	489	44,142
Provision for loan losses	(825)	317	—	978	—	470
Non-interest income	6,135	3,182	25,019	2,867	—	37,203
Non-interest expense:
Direct expense	7,205	2,552	5,333	5,052	16,375	36,517
Overhead and support	4,630	1,948	4,822	5,169	—	16,569

Total non-interest expense	11,835	4,500	10,155	10,221	16,375	53,086

Income (loss) before taxes	$13,143	$9,280	$18,898	$2,354	$(15,886)	$27,789

Total average assets	$490,628	$252,531	$310,614	$402,065	$203,826	$1,659,664

Total assets	$546,429	$285,513	$220,734	$478,650	$163,241	$1,694,567

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
2004	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$28,768	$13,840	$12,777	$14,947	$2,110	$72,442
Interest expense	17,172	6,110	4,347	6,915	578	35,122

Net interest income	11,596	7,730	8,430	8,032	1,532	37,320
Provision for loan losses	1,860	87	—	564	—	2,511
Non-interest income	8,268	1,520	19,731	2,984	631	33,134
Non-interest expense:
Direct expense	8,864	6,479	3,317	4,041	11,399	34,100
Overhead and support	3,643	1,880	1,790	2,729	—	10,042

Total non-interest expense	12,507	8,359	5,107	6,770	11,399	44,142

Income (loss) before taxes	$5,497	$804	$23,054	$3,682	$(9,236)	$23,801

Total average assets	$497,098	$221,916	$263,747	$276,598	$207,232	$1,466,591

Total assets	$535,774	$253,516	$276,357	$348,602	$198,621	$1,612,870

28.	LOAN SALES AND SECURITIZATIONS

NCB sells commercial real estate and residential real estate loans. When NCB sells loans, it generally retains the mortgage servicing rights and, depending on the nature of the sale, may also retain interest-only securities.

During 2006 and 2005, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s 2006 sale of loans through securitized transactions were $601.6 million and generated a total of $5.5 million in

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained interests. The proceeds from NCB’s 2005 sales of loans through securitized transactions were $586.8 million and generated a total of $7.0 million in retained interests.

During the years ended December 31, 2006 and 2005, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $310.8 million and generated a total of $4.4 million in retained interests for the year ended December 31, 2006. The net proceeds from the sale of these loans were $402.8 million and generated a total of $5.5 million in retained interests for the year ended December 31, 2005.

NCB does not retain the servicing rights on auto loan sales, which generated net proceeds of $179.3 million for 2006.

In total, NCB generated a gain on the sale of loans of $20.7 million and $26.4 million for the years ended December 31, 2006 and 2005, respectively.

During 2006 and 2005, NCB did not sell any mortgage-backed securities.

See Note 4 — Loan Servicing for a presentation of loan balances that NCB services.

Mortgage Servicing Rights (“MSRs”)

MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee generally ranging from 0.06% to 0.39% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.

Per paragraph 63 of FAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.

Activity related to MSRs for the years ended December 31, was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2006	2005

Balance at January 1	$5,803	$3,099
Additions	4,397	3,452
Amortization	(838)	(748)

Balance at December 31	$9,362	$5,803

NCB services three types of loans; cooperative single-family loans, cooperative multifamily loans and commercial real estate loans. At December 31, 2006 and 2005 the MSR balance relating to the servicing of cooperative single-family loans was $2.4 million and $2.0 million respectively. At December 31, 2006 and 2005 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $7.0 million and $3.8 million, respectively. To date, no principal losses relating to an NCB originated cooperative blanket or commercial real estate loan originated for sale has ever occurred.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the valuation allowance for MSRs for the years ended December 31 were as follows (dollars in thousands):

	2006	2005	2004

Balance at January 1	$—	$—	$—
Impairment	—	—	69
Reversal of Impairment	—	—	(69)

Balance at December 31,	$—	$—	$—

Considerable judgment is required to determine the fair values of NCB’s retained interests because these assets are generally not actively traded in stand-alone markets.

NCB’s MSR valuation process combines the use of sophisticated discounted cash flow models to arrive at an estimate of fair value at the time of the loan sale and each subsequent balance sheet date. The key assumptions used in the valuation of MSRs are mortgage prepayment speeds, the discount rate of residual cash flows and the earnings rate of P&I float, escrows and replacement reserves. These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. Multiple models are required to reflect the nature of the MSR of the different types of loans that NCB services.

Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the years ended December 31 were as follows:

	2006	2005	2004

Weighted-average life of underlying loans (in years)	7.8	7.8	5.1
Weighted-average annual prepayment speed	9.2%	6.9%	17.6%
Residual cash flow discount rate (annual)	10.9%	10.6%	10.4%
Earnings rate P&I float, escrows and replacement reserves	5.3%	4.2%	3.8%

Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs at December 31, and the effect on the fair value of those MSRs from adverse changes in those assumptions, were as follows (dollars in thousands):

	2006	2005

Fair value of mortgage servicing rights	$12,059	$7,623
Weighted-average remaining life of underlying loans (in years)	7.2	6.4
Weighted-average annual prepayment speed	7.8%	7.1%
Impact on fair value of 10% adverse change	$(190)	$(270)
Impact on fair value of 20% adverse change	$(365)	$(431)
Residual cash flows discount rate (annual)	10.8%	10.6%
Impact on fair value of 10% adverse change	$(477)	$(389)
Impact on fair value of 20% adverse change	$(923)	$(662)
Earnings Rate of P&I float, escrow and replacement	5.2%	4.4%
Impact on fair value of 10% adverse change	$(476)	$(389)
Impact on fair value of 20% adverse change	$(953)	$(682)

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest-Only receivables

Activity related to interest-only receivables for the years ended December 31 was as follows (dollars in thousands):

	Certificated
	Interest-Only
	Receivables
	2006	2005

Balance at January 1 at fair value	$42,027	$42,063
Additions	3,006	5,069
Reclass	—	898
Amortization	(5,041)	(5,007)
Change in valuation allowance	(37)	(961)
Writedown of asset due to prepayment	(5)	(35)

Balance at December 31 at fair value	$39,950	$42,027

	Non-certificated Interest-Only Receivables
	2006	2005

Balance at January 1 at fair value	$35,671	$37,833
Additions	2,487	4,115
Reclass	4	(898)
Amortization	(4,091)	(3,973)
Change in valuation allowance	(730)	(969)
Writedown of asset due to prepayment	(288)	(437)

Balance at December 31 at fair value	$33,053	$35,671

The prepayment that triggered the write-down of the interest-only receivables in 2006 and 2005 also triggered the payment of prepayment fees of $0.5 million and $0.4 million for the years ending December 31, 2006 and 2005, respectively, offsetting the writedown of the interest only receivables.

For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumption used in the valuation of its interest-only receivables is the discount rate.

Key economic assumptions used in determining the fair value of interest-only receivables at the time of securitization as of December 31 were as follows:

	2006	2005	2004

Weighted-average life (in years)	9.2	9.3	9.0
Weighted-average annual discount rate	6.99%	5.44%	5.61%

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key economic assumptions used in subsequently measuring the fair value of NCB’s other retained interests at December 31 and the effect on the fair value of those other retained interests from adverse changes in those assumptions are as follows (dollars in thousands):

	2006	2005

Fair value of other retained interest	$73,003	$77,698
Weighted-average life (in years)	6.8	7.4
Weighted average annual discount rate	6.25%	5.93%
Impact on fair value of 10% adverse change	$(1,529)	$(1,679)
Impact on fair value of 20% adverse change	$(3,007)	$(3,300)

At December 31, 2006 and 2005 the total principal amount outstanding of the underlying loans of the interest-only receivables was $3.9 billion and $3.3 billion, respectively. At December 31, 2006 there was $3.6 million, or 0.1%, of delinquent loans. At December 31, 2005 there was $7.6 million, or 0.2%, of delinquent loans.

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

The following table summarizes the cash flows received from loan sale activity and retained interests for the years ended December 31, (dollars in thousands):

	2006	2005

Net proceeds from loans sold through securitization	$601,516	$586,796
Net proceeds from auto loan sales	$179,281	$58,718
Net proceeds from other loan sales	$310,893	$344,132
Servicing fees received	$5,375	$4,883
Cash flows received on interest-only receivables	$14,563	$14,562

29.	SUBSEQUENT EVENTS

In February 2007, a $7.6 million loan in non-accrual status paid off in full. Interest income of $1.1 million was recognized as a result of the payoff and the allowance for loan loss requirement was reduced by $2.0 million.

30.	LEGAL PROCEEDINGS

NCB is involved in various litigation arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NCB’s consolidated financial position, results of operations, or liquidity.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the NCB’s disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the NCB’s Chief Executive Officer and Chief Financial Officer concluded that the NCB’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the NCB can meet its obligations to disclose in a timely manner material information required to be included in the NCB’s reports under the Exchange Act.

There has been no change in NCB’s internal control over financial reporting that occurred during NCB’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NCB’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of NCB and the positions held by each are as follows:

		Year First
		Elected or	End of
	Position	Appointed	Term	Age

Stephanie McHenry	Chairperson of the Board of Directors and Director	2001	2007	44
William F. Casey, Jr.	Vice Chairperson of the Board of Directors and Director	2002	2008	62
Charles E. Snyder	President and Chief Executive Officer	1983	—	53
Allan J. Baum	Director	2004	2007	50
Roger Collins	Director	2005	2008	58
Irma Cota	Director	2003	2007	53
Rafael Cuellar*	Director	2002	2005	37
Steven Cunningham	Director	2005	2008	65
William Hampel	Director	2004	2007	55
Grady B. Hedgespeth	Director	2003	2009	51
H. Jeffrey Leonard	Director	2002	2008	52
Rosemary Mahoney	Director	2003	2009	46
Richard A. Parkinson	Director	2003	2009	57
Alfred A. Plamann*	Director	2003	2006	64
Steven A. Brookner	Executive Managing Director, NCB; Chief Executive Officer, NCB, FSB	1997	—	43
Charles H. Hackman	Managing Director, Chief Credit Officer, NCB; President, NCB Financial Corporation	1984	—	61
Mark W. Hiltz	Managing Director, Chief Risk Officer	1982	—	58
Richard L. Reed	Executive Managing Director, Chief Financial Officer, NCB; Chief Financial Officer, NCB Financial Corporation and NCB, FSB	1985	—	48
Patrick N. Connealy	Managing Director, Corporate Banking Group	1986	—	50
Kathleen M. Luzik	Managing Director, NCB; Chief Operating Officer, NCB, FSB	1991	—	43

*	Presidentially appointed Directors who will serve until their successors are appointed and confirmed.

Stephanie McHenry is President of Cleveland Banking Region, ShoreBank. Prior to the merger of ShoreBank affiliated institutions, she was President and Chief Operating Officer of ShoreBank in Cleveland, Ohio. Prior to joining ShoreBank Ms. McHenry was director of Minority Business Development of Greater Cleveland Growth Association and Executive Director of Northern Ohio Minority Business Council since 1998.

William F. Casey, Jr., has been the President of the Co-operative Central Bank since April 2000. At the Co-operative Central Bank, he also held the positions of Financial Vice President from 1980 to 1990, Financial Vice President and Treasurer from 1990 to 1992 and Executive Vice President and Treasurer from 1992 to 2000. He has also been President of BIF Services, LLC since August of 2005.

Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB from 1983 to December 1991.

Allan J. Baum retired as a Managing Director from the real estate securities group of Credit Suisse in 2002. He currently serves on the boards of Gramercy Capital Corporation and the Community Development Trust.

Mr. Baum holds a BA from Dartmouth College and an MBA from the Columbia University Graduate School of Business.

Roger Collins, of Springdale, Arkansas, is a director of both NCB, FSB and NCB. Mr. Collins is President and CEO of Harps Food Stores, Inc., a regional grocery chain located in Arkansas, Oklahoma, and Missouri. He currently serves on the board of directors of Associated Wholesale Grocers. Mr. Collins has a B.S. in economics from Rice University and an MBA from the University of Texas at Austin.

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

Rafael E. Cuellar, a Presidential Appointee to the Board, has been President and Chief Financial Officer of ECO & Sons, Inc. from 1996 to 2005. He is currently President and Chief Executive Officer of ShopRite Passaic in Clifton, New Jersey. Prior to that, he was a Lieutenant in the U.S. Navy for nine years. Mr. Cuellar has served on the Board of Directors of the Bergen County Hispanic Chamber of Commerce, the New Jersey State Chamber of Commerce, the North Jersey Regional Chamber of Commerce and the William Paterson University Foundation, et. al.

Steven F. Cunningham is President and Chief Executive Officer of IMARK Group, Inc., a purchasing cooperative of independently owned electrical suppliers and equipment wholesalers. He currently serves as President and Director of Elite Distributors Insurance Co., located in Grand Cayman. He also serves as a director of Mutual Services Cooperative and is currently chair of the National Cooperative Business Association’s Board of Directors. Mr. Cunningham has a bachelor’s degree in accounting from Lehigh University, Bethlehem, Pennsylvania.

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

Grady B. Hedgespeth is a consultant and was formerly the Chief Financial Officer of Seedco. Prior to that, he was President and Executive Director of ICA Group, a national nonprofit economic development intermediary in Brookline, Massachusetts. Prior to his position at ICA, Mr. Hedgespeth designed and established BankBoston Development Company (now Fleet Development Ventures), the nation’s first bank-owned urban investment bank.

H. Jeffrey Leonard has been President, founding shareholder and Director of Global Environmental Fund Management Corporation (GEF Management) since 1989. He is also the President of Global Environment Fund since 1989, and is the Chairman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.

Rosemary K. Mahoney is Board Chair and Consultant of Main Street Cooperative Group, LLC. Ms. Mahoney is a member of the Board of Directors of the National Cooperative Business Association.

Richard A. Parkinson is the President and Chief Executive Officer of Associated Food Stores, Inc., in Salt Lake City, Utah. Mr. Parkinson also served as a member of the executive committee of the Board for Associated Food Stores.

Alfred A. Plamann, of La Canada, California, is a director of both NCB, FSB and NCB. Mr. Plamann is President and CEO of Unified Western Grocers, formerly known as Certified Grocers of California, Ltd. in Commerce, California. Mr. Plamann was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the board of directors of several of Unified’s subsidiaries. Additionally, he has served on the board of directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer’s Association (CGA), and is a member of the board of directors of the Food Marketing Institute (FMI), the Greater Los Angeles Area of the Chamber of Commerce and the board of the Weingart Center, a homeless shelter in Los Angeles. He holds a B.S. in accounting and real estate from the University of Colorado and an MBA from the Wharton School of the University of Pennsylvania.

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

Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB and NCB, FSB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992. He is President of NCB Financial Corporation and was President of NCB Capital Corporation.

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

Non-Incumbent Nominees for Directorships

Stuart M. Saft
James D. Megson
Walden Swanson
Gail U. Ment

Stuart M. Saft is currently a partner and chair of the Real Estate Department at Wolf, Haldenstein, Adler, Freeman & Herz, LLP, a law firm representing several hundred cooperatives. He has served as a director of NCB from 2002 to 2005 and chair of the NCB board in 2004. He currently serves as chair of the board of the NCB Financial Corporation. He served on the Board of the Park 86 Apartment Corporation for 20 years, 13 of which he served as the President. Mr. Saft also served 17 years as chairman of the Council of New York Cooperatives and Condominiums.

James D. Megson is the Executive Director of the Local Enterprise Assistance Fund (LEAF), a non-profit community development financial institution that provides debt and equity financing for worker-cooperatives and consumer cooperatives. Mr. Megson, formerly the treasurer of the Cooperative Development Foundation, continues to serve on it’s board as well as two other not-for-profit cooperative development organizations. In addition, he has held directorships in a number of companies and currently serves on the boards of three employee-owned firms.

Walden Swanson is currently the Chief Executive Officer of Coop Metrics. Mr. Swanson was the CEO of Community Consulting Group Cooperative, Inc. (CCG) as well as manager of Wheatsville Food Co-op in Austin, Texas from 1976-1978. He served on the board of National Cooperative Business Association from 1984-1990 and on the board of NCB from 2002 to 2005.

Gail U. Ment is the President and CEO of Emtec Metal Products and has owned the company since 1994. In 2000, in conjunction with Ment Brothers Iron Works, she established an employee stock ownership plan in her company. Ms. Ment is the President and Treasurer of the 126 Park Street Condominium Association.

Incumbent Nominees for Directorships

William F. Hampel
Irma Cota

COMPOSITION OF BOARD OF DIRECTORS

The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. No director may be elected to more than two consecutive full terms. After expiration of the term of a director, he or she may continue to serve until a successor has been elected or has been appointed and qualified. Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Rafael E. Cuellar is the Presidential appointee from among proprietors of small business concerns. Alfred A. Plamann is the Presidential appointee from among persons representing low-income cooperatives. The presidential appointee from among the officers of the agencies and departments of the United States is currently vacant.

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

On February 8, 2007, the President of the United States nominated the following individuals to three-year terms on the NCB Board of Directors. The nominees are subject to Senate confirmation:

Nguyen Van Hanh (Low Income Cooperative Representative) — California

Dr. Hanh has been appointed, subject to Senate confirmation. Dr. Hanh is an adjunct faculty member of California State University, Sacramento. He served as the Director, Office of Refugee Resettlement at the U.S. Department of Health and Human Services from 2001 to 2006. He was the founder and president of Bach Viet Association, Inc., a non-profit organization that assisted refugees from Vietnam and Russia.

Janis Herschkowitz (Small Business Representative) — Pennsylvania

Ms. Herschkowitz has been appointed, subject to Senate confirmation. Ms. Herschkowitz has been the President and CEO of PRL, Inc. of Cornwall, Pennsylvania since 1988. PRL, Inc. operates a foundry that casts and machines pump and valve components primarily for military, nuclear power, and petro-chemical clients.

David George Nason (Officer of a Department of the United States Representative) — Rhode Island

Mr. Nason has been appointed, subject to Senate confirmation, as the Assistant Secretary for Domestic Finance — Financial Institutions, U. S Department of the Treasury. He has been the Deputy Assistant Secretary for Financial Institutions Policy at the U.S. Department of the Treasury since 2005. Prior to the U.S. Department of the Treasury, Mr. Nason was employed at the Securities & Exchange Commission where he served as counsel to Commissioner Paul S. Atkins.

COMMITTEES OF THE BOARD

The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, such as Audit/Risk Management, Mission Banking/Low Income, Executive/Compensation, Nominating and Strategic Planning Committees.

The Audit/Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are William F. Casey, Jr. (Chair), Stephanie McHenry, William F. Hampel, Richard A. Parkinson, Allan Baum and Roger B. Collins. The Board of Directors has determined that William F. Casey, Jr., is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 407) under Regulation S-K).

The Mission Banking/Low Income Committee is responsible for evaluating NCB’s best efforts to achieve 35 percent of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Development Corporation to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCB Capital Impact, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are H. Jeffrey Leonard (Chair), Irma Cota, Grady B. Hedgespeth, Rosemary K. Mahoney, Alfred A. Plamann, Andrew Reicher and Steven F. Cunningham.

The Executive/Compensation Committee exercises all powers of the Board of Directors when failure to act until the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends for board approval the consolidated annual budget. The members are Stephanie McHenry (Chair), William F. Casey, Jr., H. Jeffrey Leonard, Richard A. Parkinson and Irma Cota.

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

The Nominating Committee annually oversees the election for NCB directors. The committee periodically drafts election rules on behalf of the Board of Directors and reviews modifications and election materials. The Committee reviews the eligibility of nominees taking into consideration financial experience, size of constituency, organization represented, leadership and ability. The members of the committee are Rosemary Mahoney (Chair) and all members not running for election.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

NCB’s executive compensation program is designed to attract, retain, motivate and reward talented executives, including named executive officers (“NEOs”), who contribute to NCB’s growth and success. These objectives also guide NCB in establishing all of its compensation programs. As a result, the executive compensation program for NCB’s NEOs has the same overall structure as NCB’s other compensation programs.

Compensation Philosophy and Objectives

NCB’s philosophy is that as employees, including its NEOs, progress to higher levels at NCB, an increasing proportion of their pay should be linked to NCB’s success. In keeping with that philosophy, NCB bases compensation packages on a number of factors: the level of job responsibility, individual performance, company performance and marketplace considerations. NCB’s executive compensation program rewards NEOs for sustained financial and operating performance and leadership excellence. In this way, the programs serve as a mechanism to build loyalty among NCB’s executives, including the NEOs, align their interests with NCB’s Strategic Plan and encourage them to remain at NCB for long and productive careers.

Implementing NCB’s Philosophy and Objectives

The Board of Directors (the “Board”) has delegated the authority and responsibility to establish and administer NCB’s executive compensation to the Executive/Compensation Committee (the “Committee”). The Committee determines the overall compensation goals, how to implement them and who administers them, including delegating authority to the CEO and involving management to help design performance incentive compensation.

Benchmarking

NCB strives to provide competitive overall compensation for its Chief Executive Officer (“CEO”) and other NEOs and to achieve an appropriate mix between base salary, incentive compensation and other benefits. To further these goals, the Committee every other year engages independent executive compensation consultants to review CEO and other NEO compensation packages. Annually, the Committee reconsiders whether to retain an independent consultant or to rely on previously provided information. The Committee and the CEO each use these reviews as a reference to inform their judgment in setting total CEO and other NEO compensation, respectively, in line with company objectives and in a manner that is competitive with comparable organizations in the banking and financial services industry with assets of at least $2 billion and an employee population under 500. To determine significant changes in individual CEO and NEO compensation, NCB considers significant changes to a NEO’s responsibility and significant changes in the relevant market. To further its goal of fostering executive commitment and long-term service, NCB seeks to compensate NEOs with total compensation packages within the 50th to 75th percentile range of the relevant market data.

Compensation Decisions

Under its delegated authority, the Committee determines and administers the CEO’s compensation package, which is approved by the Board. After reviewing market data and reports from the independent consultants, the Committee meets with the CEO to discuss and determine his annual compensation package and individual performance objectives for the year. The Committee sets the CEO’s overall compensation package and reports its decision to the Board. At the end of the year, the entire Board of Directors conducts a performance evaluation of the CEO in light of the agreed upon objectives, his contribution to NCB performance, and other leadership accomplishments. The Committee takes the Board’s evaluation into consideration when it determines the CEO’s award under the LTIP (as defined below), and the Committee recommends to the Board an award under the STIP (as defined below) along with any other changes to the CEO’s compensation.

The Committee delegates responsibility to the CEO to evaluate and determine compensation packages for the other NEOs. The other NEOs, along with the other executives, each write a “Max Plan,” which consists of individual goals and objectives linked to the wider NCB performance goals. The executives, including the other NEOs, present them to the CEO for approval. At the end of the year, the CEO carefully evaluates each of the other NEO’s performance by reference to individual Max Plans and assesses each individual’s achievement of agreed upon objectives, contribution to NCB performance and other leadership accomplishments. After evaluation, the CEO approves merit increases in base salary for the upcoming year and incentive compensation awards for the executives, including the other NEOs. For both the CEO and the other NEOs, past compensation is not a factor in determining incentive plan awards.

Components of 2006 Executive Compensation

The elements of NCB’s executive compensation programs are:

•	base salary;

•	short-term incentive compensation;

•	long-term incentive compensation;

•	core employee benefits;

•	retirement benefits; and

•	perquisites and other personal benefits.

In 2006, NCB distributed compensation between base salary, cash incentive awards and other benefits. For the CEO these elements were paid approximately in the following percentages: 30% for base salary, 56% for incentive compensation and 14% for other benefits. The other NEOs were paid in the following approximate percentages: 45% for base salary, 51% for incentive compensation and 4% for other benefits.

Base Salary

NCB provides its employees, including its NEOs, a base salary for services performed each year. To attract, retain and motivate its employees, NCB sets base salaries at approximately the median of the market, but they vary depending on the scope of responsibilities, skill set, long-term performance and the period of time performing those responsibilities. Typically, NCB reviews base salary levels annually as part of each individual’s performance review and also upon any change in job responsibilities.

The annual salary review for the CEO and other NEOs takes into account the following factors:

•	individual performance;

•	market value of the NEO’s responsibility and skill set; and

•	contribution to NCB.

After review, the Committee recommends merit increases for the CEO based on individual performance and may recommend adjustments to base salary. The CEO, in turn, may approve merit increases or other adjustments to the base salaries of other NEOs based on the individual performance and other factors.

Performance-Based Incentive Compensation

NCB believes incentive compensation should represent a significant portion of executive compensation to align the interests of NCB executives, including NEOs, with the NCB Strategic Plan and reflect the fact that the performance of high-level executives impacts NCB’s success and growth. As a result, NCB has two non-equity cash incentive plans for its NEOs: the Executive Management Short-Term Incentive Plan (the “STIP”) and the Executive Long-Term Incentive Plan (the “LTIP,” collectively with the STIP, the “Incentive Plans”). In furtherance of NCB’s philosophy to reward financial operating success and to encourage long-term commitment, the Incentive Plans compensate NEOs for performance success by reference to specific company short-term and long-term performance goals, and to individual achievements with respect to the STIP only.

Executive Management Short-Term Incentive Plan

The STIP is an annual cash incentive program for certain NCB executives, including the NEOs. Each year, the Committee reviews the plan objectives, specific performance goals established for each objective, weights assigned to each of them and potential awards under the STIP. Thereafter, the Committee recommends the plan to the Board for any action and approval. Consistent with NCB’s overall compensation philosophy, the objectives in the STIP parallel those of the performance plans for teams and individuals throughout NCB, including the NEOs. Performance under the plan is reviewed by management quarterly and communicated to STIP participants to motivate them to achieve the performance goals.

STIP for 2006

In 2006, to be eligible for a STIP award, plan objectives must be accomplished in a manner sufficient to earn a minimum of 50 points. Each objective is weighted to reflect the particular objective’s importance to the NCB Strategic Plan. Within each objective, the specific performance goals are weighted according to their relative importance in achieving the objective. Points are awarded based on those weights.

For the 2006 STIP, the six broad objective categories and cumulative point values associated with them are:

Objectives	Weight

• Profitably Grow Core Assets	30 Points
• Strengthen Enterprise Risk Management	20 Points
• Develop New Products, Markets, and Businesses	15 Points
• Successfully Implement Mission Banking Strategy	10 Points
• Create Awareness and Develop a Strategy to Manage Brand	10 Points
• Leadership	15 Points

Awards increase as a percentage of “Adjusted Base Salary” for each increment of 15 points above 50 points up to 90 points. The term “Adjusted Base Salary” means the salary calculated as if any increase in base salary effective February 1 of the STIP year applied retroactively since January 1 of that same year. Management reports its performance against each objective to the Board and recommends, based on that performance, that each participant be eligible for an incentive payment equal to a certain percentage of his Adjusted Base Salary. The potential maximum percentage of Adjusted Base Salary awarded for the points earned is based on a schedule set forth in the plan. The Committee then recommends the actual award for the CEO, and the CEO determines actual awards for the other NEOs, each within their discretion up to the maximum percentage available for the points earned.

Under the 2006 STIP, cash awards for points were calculated as a percentage of a NEO’s Adjusted Base Salary, as follows:

		Incentive Award as a Percentage of
		Year End 2006
		Adjusted Base Salary
Points		Others	CEO

50 - 64.9	Up to	15%	20%
65 - 79.9	Up to	25%	30%
80 - 89.9	Up to	30%	40%
90 and over	Up to	35%	45%

In addition, if pretax net income exceeds the budget, the CEO (or the Committee with respect to the CEO) has discretion to increase the above listed percentages of Adjusted Base Salary awarded (the “Add-on”). The maximum Add-on award is 5% of Adjusted Base Salary for the CEO and 7.5% of Adjusted Base Salary for each other executive, including NEOs. For each 1% that pretax net income exceeds the budget, 1% of Adjusted Base

Salary is added to the award up to a maximum total STIP award of 50% of Adjusted Base Salary for the CEO and 42.5% of Adjusted Base Salary for other executives, including NEOs.

The Committee determines the STIP award (if any) for the CEO and submits a report of its determination to the Board. The CEO, as authorized by the Committee, determines the STIP awards (if any) for the other executives, including all of the other NEOs. The actual amounts awarded for the 2006 STIP award are reported in the Summary Compensation Table and explained in the notes to it.

STIP for 2007

The 2007 STIP has the same basic structure and award potential as the 2006 STIP, except the minimum number of points required to achieve an award increased from 50 to 55 points. In addition, for 2007, consistent with the Critical Few Objectives in NCB’s 2007 to 2009 Strategic Plan, NCB modified the performance objectives.

For the 2007 STIP, the objective performance categories and cumulative point values associated with them are:

Objectives	Weight

• Grow Core Profitability	55 Points
• Develop New Products, Markets, and Businesses	10 Points
• Successfully Implement Mission Banking Strategy	15 Points
• Successfully Implement Human Resources Strategy	10 Points
• Successfully Implement Information Management Strategy	10 Points

Other than these modifications, neither the Board nor the Committee made changes to the 2006 STIP for the 2007 STIP. Awards made under the 2007 STIP will be made (if any) in 2008.

Executive Management Long-Term Incentive Plan

In 1999, in furtherance of motivating and retaining executives for the long-term, NCB established the LTIP to provide long-term incentive awards for NCB’s executives, including NEOs, consistent with NCB’s long-term strategic plan. The LTIP sets forth company-wide performance goals for a three year period and establishes award levels proportionally to the stated performance goals.

In 1999, the Board delegated to the Committee the authority and responsibility to administer the LTIP and approve the participants, the measurement period, potential awards and the performance goals. Pursuant to that authority, the Committee reviews and approves LTIP awards (if any) for the CEO based on approved performance goals specified in the plan. In addition, the Committee delegated its authority to the CEO to administer the LTIP with respect to the other executives, including the other NEOs. Pursuant to that authority, the CEO determines the other executives’ awards, including the NEO awards, by reference to approved performance goals specified in the plan.

Each LTIP has a three year performance period and executives, including NEOs, receive awards, if earned, based on achievement of NCB strategic long-term performance goals but only at the end of the entire period. Awards vest at the end of the three year period and are based on a percentage of a NEO’s “Aggregate Base Salary,” which is the sum of the NEO’s base salary in years one and two of the applicable plan period. Awards, if earned, are payable more frequently than every three years; they are payable every other year because a new LTIP period commences at the beginning of the third year of the immediately preceding three year LTIP period. This structure encourages long-term commitment because executives, including NEOs, only receive long-term incentive compensation, if at all, every other year based on NCB’s previous three years of performance.

If employment terminates before an award vests due to cause or involuntary termination, then it is forfeited. In the event of death, disability or retirement before the end of a LTIP three year period, the NEO or the NEO’s beneficiary is entitled to a prorated award (if any) based upon the number of months that the NEO was employed during the plan period. If a change in control occurs, awards vest at the target performance level as of the date of the change in control, unless NCB’s actual performance exceeds the target level on such date, in which case, any awards vest at the superior performance level.

2003 to 2005 LTIP

In January 2003, the Committee approved the LTIP for the period of January 1, 2003 through December 31, 2005. Consistent with the terms of the LTIP, awards vested at the end of the three year period and were not paid until 2006. The 2003 to 2005 LTIP provided for award opportunities as a percentage of Aggregate Base Salary at threshold, target and superior levels as follows:

Annualized Award Opportunity at Select Performance
as % of Base Salary, including Low Income Market Development Adjustment

	Threshold	Target	Superior

CEO	17%	50%	81.25%
NEO	12.75%	30%	56.25%

The threshold levels for the CEO and the other NEOs are 20% and 15%, respectively, but when the low income market development adjustment is incorporated the threshold award level under the LTIP decreases to 17% for the CEO and 12.75% for the other NEOs. Similarly, the low income market development adjustment increases the superior level percentage under the plan from 65% to 81.25% for the CEO and from 45% to 56.25% for the other NEOs.

NCB determined the 2003 to 2005 LTIP award percentage by reference to three categories of performance goals weighted in accordance with NCB’s objectives under the 2003 to 2005 Strategic Plan. The performance measures were (1) value to customers: revenue from new customers and products; (2) financial strength: average return on equity (“ROE”); and (3) total financial transactions for customers. The performance goals used to compute the 2003 to 2005 LTIP awards are as follows:

Goal
PERFORMANCE GOALS
01/01/03 – 2/31/05	Weight	Awards	Threshold	Target	Superior
Value to Customers: Revenue from new customers and products	35%		20% of 2005 Revenues from post-2002 sources	30% of 2005 Revenues from post-2002 source	50% of 2005 Revenues from post-2002 source
		CEO	7% of Base Salary	17.5% of Base Salary	22.75% of Base Salary
		NEOs	5.25% of Base Salary	10.5% of Base Salary	15.75% of Base Salary
Financial Strength: Average ROE over three years	35%		8% Average ROE	9% Average ROE	11% Average ROE
		CEO	7% of Base Salary	17.5% of Base Salary	22.75% of Base Salary
		NEOs	5.25% of Base Salary	10.5% of Base Salary	15.75% of Base Salary
Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements, and deals closed by referral sources	30%		$4 billion 2003 through 2005	$4.5 billion 2003 through 2005	$5.5 billion 2003 through 2005
		CEO	6% of Base Salary	15% of Base Salary	19.5% of Base Salary
		NEOs	4.5% of Base Salary	9% of Base Salary	13.5% of Base Salary
Total	100%	CEO	20% of Base Salary	50% of Base Salary	65% of Base Salary
		NEOs	15% of Base Salary	30% of Base Salary	45% of Base Salary
Adjustment for Low Income Market Development			−15% of Total Award	No Adjustment	+25% of Total Award

For this plan, success with respect to providing value to customers is weighted at 35%; financial strength at 35%; and total commitments at 30%. The applicable award depends on where NCB’s performance falls with respect to the established goals in each category of performance. If the performance level with respect to a performance goal achieved falls between any of two levels, then an award payment is adjusted, proportionately. In addition, the Committee in its discretion may decrease the award by 15% or increase it by 25% depending upon the level of low-income market development during the period.

In 2006, the Committee approved cash awards for plan performance at 75.5% of Aggregate Base Salary for the CEO and 50.5% of Aggregate Base Salary for the other NEOs. The Summary Compensation Table includes the award amounts for each NEO under the 2003 to 2005 LTIP because NCB paid these awards in 2006.

2005 to 2007 LTIP

In January 2005, the Committee approved the 2005 to 2007 LTIP for the period January 1, 2005 through December 31, 2007. For the 2005 to 2007 LTIP, the Committee used the 2005 to 2007 Strategic Plan to set the performance goals and set award opportunities at the same percentage of Aggregate Base Salary as the 2003 to 2005 LTIP. The performance goals for 2005 to 2007 are based on the same three broad categories with the same cumulative weights as the 2003 to 2005 LTIP, but the specific goals were changed. The performance goals used to compute potential LTIP awards are as follows:

Goal
PERFORMANCE GOALS
01/01/05 – 12/31/07	Weight	Awards	Threshold	Target	Superior
Financial Strength: Average ROE over three years.	35%		10% Average ROE	11% Average ROE	12% Average ROE
		CEO	7% of Base Salary	17.5% of Base Salary	22.75% of Base Salary
		NEOs	5.25% of Base Salary	10.5% of Base Salary	15.75% of Base Salary
Value to Customers: Replicable Breakthrough Innovations that each generate at least $4 million of actual revenue over the 2005-2007 period (including NCB revenue). A Prospective Breakthrough Innovation has generated at least $2 million of actual revenue over the 2005-2007 period plus additional verifiable projected revenue of $2 million by its third year.	35%		One Breakthrough Innovation	One Breakthrough Innovation and one Prospective Breakthrough Innovation	Two Breakthrough Innovations
		CEO	7% of Base Salary	17.5% of Base Salary	22.75% of Base Salary
		NEOs	5.25% of Base Salary	10.5% of Base Salary	15.75% of Base Salary
Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements, and deals closed by referral sources	30%		$4.5 billion 2005 through 2007	$5 billion 2005 through 2007	$6 billion 2005 through 2007
		CEO	6% of Base Salary	15% of Base Salary	19.5% of Base Salary
		NEOs	4.5% of Base Salary	9% of Base Salary	13.5% of Base Salary
Total	100%	CEO	20% of Base Salary	50% of Base Salary	65% of Base Salary
		NEOs	15% of Base Salary	30% of Base Salary	45% of Base Salary
Adjustment for Low Income Market Development			−15% of Total Award	+0%	+25% of Total Award

For this plan, success with respect to providing value to customers is weighted at 35%; financial strength at 35%; and total commitments at 30%. Based on the formula in the 2005 to 2007 LTIP table as of December 31, 2006, the estimated award level for the CEO is 46% of Aggregate Base Salary and for the executives, including the other NEOs, is 30% of Aggregate Base Salary. Pursuant to the plan, whether any awards are actually earned under the plan is subject to NCB’s actual performance for January 1, 2005 to December 31, 2007, which may only be determined after that time. Awards (if any) under this plan are not payable until 2008. Accordingly, the elements of the performance goals in the 2005 to 2007 LTIP have not been satisfied yet. In addition, under the plan no awards vest until the end of the performance period, and even then are subject to approval. Since the three year period is on-going and no awards have been earned as of December 31, 2006, no information is included in the Summary Compensation Table with respect to the 2005 to 2007 LTIP.

2007 to 2009 LTIP

In January 2007, the Committee approved the 2007 to 2009 LTIP for the period of January 1, 2007 through December 31, 2009. The Committee used the 2007 to 2009 Strategic Plan to set the performance goals and will evaluate performance and pay awards (if any) in 2010.

For the 2007 to 2009 LTIP, the Committee set threshold and target percentages of Aggregate Base Salary at the same level as under the previous two LTIP periods, but increased the maximum percent of Aggregate Base Salary from 81.25% to 87.5% for the CEO and from 56.25% to 62.5% for the other executives, including the NEOs. These maximum thresholds are computed by multiplying the maximum percentage available (shown on the 2007 to 2009 LTIP table below as 70% for the CEO and 50% for the other NEOs) by 25% (the increase for a low income market development adjustment) and adding those two figures for the maximum percentage. The Committee designated (1) financial strength; (2) value to customers; and (3) deposit growth as the overall categories of performance goals and set performance goals and weights as detailed in the LTIP 2007 to 2009 plan table below:

Goal
PERFORMANCE GOALS
01/01/07 – 12/31/09	Weight	Awards	Threshold	Target	Superior
Financial Strength: Average ROE at NCB, FSB over three years	50%		13.5% Average ROE	15% Average ROE	16.5% Average ROE
		CEO	10% of Base Salary	25% of Base Salary	35% of Base Salary
		NEOs	7.5% of Base Salary	15% of Base Salary	25% of Base Salary
Value to Customers: Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements, and deals closed by referral sources	25%		$5.5 billion 2007 through 2009	$6 billion 2007 through 2009	$7 billion 2007 through 2009
		CEO	5% of Base Salary	12.5% of Base Salary	17.75% of Base Salary
		NEOs	3.75% of Base Salary	7.5% of Base Salary	12.5% of Base Salary
Deposit Growth: From the base levels at 12/31/06, increase deposits over three years with at least $50 million of total deposits in non-interest bearing DDA (excluding escrows for saleable real estate loans.)	25%		75% Increase	125% Increase	150% Increase
		CEO	5% of Base Salary	12.5% of Base Salary	17.5% of Base Salary
		NEOs	3.75% of Base Salary	7.5% of Base Salary	12.5% of Base Salary
Total	100%	CEO	20% of Base Salary	50% of Base Salary	70% of Base Salary
		NEOs	15% of Base Salary	30% of Base Salary	50% of Base Salary
Adjustment for Low Income Market Development			−15% of Total Award	+0%	+25% of Total Award

Benefits

Core Employee Benefits

NCB offers core employee benefits to all of its employees, including its NEOs, to meet their needs in the event of illness or injury and to enhance productivity and job satisfaction with programs that focus on work/life balance. NCB provides life insurance coverage and accidental death and dismemberment insurance at three times annual salary up to a maximum of $1,000,000 for the CEO and $750,000 for the other NEOs. NCB also provides travel accident insurance, worker’s compensation and retirement insurance.

Through its consumer banking program, NCB provides all of its employees, including its NEOs, and directors the opportunity to earn an extra one percent interest on deposits, reduced fees on a variety of checking and savings accounts, a one percent lower interest rate than otherwise available for consumer loans and a one percent rebate up to $10,000 annually on mortgage loans.

In keeping with NCB’s goal of rewarding long-term commitment, NCB honors employees, including its NEOs, with cash service awards for every five years of service beginning on an employee’s fifth anniversary in varying amounts depending on the length of service. No NEO received a service award in 2006.

Retirement Benefits

To facilitate employee retention, NCB provides employees, including NEOs, opportunities to save for retirement under the NCB Retirement and 401(k) Plan. Employees who participate select from a variety of options to invest their retirement savings. NCB balances the savings and retirement plans’ effectiveness as a compensation and retention tool with their cost.

Employees, including NEOs, may make pre-tax contributions qualified under section 401(k) of the Internal Revenue Code (“IRC”). Each eligible employee, including the NEOs, may elect to contribute up to 60% of base salary or $15,000 (the limit prescribed by the IRC) for 2006. NCB matches employee contributions up to 6% of base salary (beginning one year after employment with NCB). (The one year service requirement was eliminated as of 2007.) With continuous service, NCB’s matching contributions vest incrementally after two years and fully vest after six years.

NCB also makes non-elective retirement contributions under NCB’s plan for all of its employees, including the NEOs, beginning one year after their employment with NCB. NCB contributes approximately 6% of each eligible employee’s base salary up to $220,000, as limited by IRC. Like NCB’s 401(k) matching contributions, retirement account contributions vest incrementally after two years and fully vest after six years with continuous service.

Prior to 2006, NCB maintained two separate plans. In 2006, the two plans were combined but separate accounts are still maintained for the 401(k) contributions and the non-elective retirement contributions. NCB’s Retirement and 401(k) Plan is a tax-qualified defined contribution plan; NCB does not have any tax-qualified defined benefit pension plans.

Deferred Compensation

NCB also has implemented an unfunded Deferred Compensation Plan to motivate and retain executives, including the NEOs, and directors by providing them with additional flexibility in structuring the timing of their compensation payments. NCB provides this benefit to allow NEOs to save for retirement in a tax-efficient manner at minimal cost to NCB. Because other similarly situated financial institutions provide deferred compensation plans, NCB believes that its Deferred Compensation Plan is an important recruitment and retention tool.

Under the Deferred Compensation Plan, NEOs may defer receipt of base salary and cash incentive compensation payments. Any amount deferred is credited with interest at a rate equal to the average yield on actively traded U.S. Treasury issues, adjusted to a constant maturity of one year plus one percent. The reported interest rate is determined in December of the prior year. The interest rate credited to these accounts under the Deferred Compensation Plan in 2006 was not “above market;” accordingly, earnings on deferred amounts under the Deferred Compensation Plan do not appear in the Summary Compensation Table. NCB does not pay compensation benefits deferred under the plan before the month following a NEO’s retirement, disability or termination.

Additionally, NCB entered into a deferred compensation agreement with NCB’s CEO, on November 4, 1994, in recognition of NCB’s improved financial condition and operating results during the period of his presidency beginning in January 1992. The CEO’s deferred compensation agreement also is an incentive for him to continue serving as NCB’s President. Under his deferred compensation agreement, the CEO may elect to defer an amount or percentage of his compensation. Interest is credited to the account on the last day of each quarter in an amount equal to 100 basis points above the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit. Like the accounts under NCB’s Deferred Compensation Plan, the CEO’s account is unfunded. The interest rate credited under the CEO’s deferred compensation agreement in 2006 was “above market;” accordingly, those earnings on deferred amounts that were “above market” do appear in the Summary Compensation Table.

NCB does not pay compensation benefits deferred under the CEO’s compensation agreement earlier than three months after the date of the CEO’s retirement or other termination of employment. Accumulated amounts under the Deferred Compensation Plan and the CEO’s deferred compensation agreement are shown in the Nonqualified Deferred Compensation Table and are discussed in further detail under the heading “Nonqualified Deferred Compensation.”

Perquisites and Other Personal Benefits

NCB provides its executives, including its NEOs, with perquisites and other personal benefits that are reasonable and consistent with its overall compensation program to better enable NCB to attract and retain superior employees for key positions. These benefits are reflected in the Summary Compensation Table in the “All Other Compensation” column. These benefits include monetary service awards, discretionary spot awards for individual achievement, premiums paid on life insurance policies, in some instances payments to defray income tax incurred with respect to those life insurance premiums, and a car allowance for the CEO. The Committee annually reviews the level of perquisites and other personal benefits provided to its executives to ensure that they are consistent with NCB’s compensation philosophy and objectives.

Post-Employment Benefits

NCB has a salary continuation program to assist eligible employees in transitioning to other employment. Employees, including NEOs, are eligible for the program with the approval of the applicable division head and the Managing Director of Human Resources. This program is an efficient and cost-saving way to provide extended protection and financial reassurance to NCB employees, including NEOs, and thereby facilitates NCB’s retention and productivity goals. It is competitive with the programs offered by comparable organizations.

To participate in the program employees must have at least 90 days of service at NCB. The amount of salary continuation available under the program increases with the length of service at NCB up to a maximum of one year for at least 25 years of service and is contingent on the employee executing a release. Eligible employees, including the NEOs, also may continue to receive medical insurance benefits and will receive payment for vacation accrued as of the date of termination. Salary continuation benefits cease in certain circumstances, including when the person dies, or continues employment with NCB or an acquiring entity in a non-comparable position. Other than the salary continuation program available to NCB employees generally, NCB does not have severance agreements with its NEOs, other than the CEO.

NCB has a severance agreement with the CEO to provide reasonable and conservatively competitive payments and benefits if NCB terminates him without cause. Termination for cause includes but is not limited to the CEO’s failure to perform substantial duties, gross negligence, bad faith or willful misconduct.

The CEO’s severance agreement also provides benefits in the event of the CEO’s voluntary termination without good cause on nine months’ prior written notice. In exchange for NCB’s agreement to pay severance under this agreement, the CEO must comply with non-competition and confidentiality provisions and provide limited consulting services to NCB for three years up to a maximum of 15 days per year on matters to which he devotes significant time while at NCB. For a more detailed description of these post-employment benefits, see the discussion under “Potential Payments upon Termination or Change in Control.”

THE COMPENSATION COMMITTEE REPORT

The Executive/Compensation Committee of NCB has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Executive/Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in NCB’s annual report on Form 10-K.

Stephanie McHenry, Chair
William F. Casey, Jr.
H. Jeffrey Leonard
Irma Cota
Richard Parkinson

COMPENSATION OF THE OFFICERS

The Summary Compensation Table below summarizes the total compensation earned by each of NCB’s NEOs for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE — 2006

				Change in
				Pension Value
				and Nonqualified
			Non-Equity	Deferred
			Incentive Plan	Compensation		All Other
		Salary	Compensation	Earnings		Compensation
Name and Principal Position	Year	($)	($)(1)	($)		($)(3)	Total

Charles E. Snyder,	2006	$490,129	$917,128	$1,376	(2)	$225,050	$1,633,683
President & Chief Executive Officer
Richard L. Reed,	2006	$284,236	$340,222	$0		$27,900	$653,395
Executive Managing Director & Chief Financial Officer
Steven A. Brookner,	2006	$324,087	$405,605	$0		$125,900	$856,274
Executive Managing Director of NCB and Chief Executive Officer of NCB, FSB
Charles H. Hackman,	2006	$269,060	$355,277	$0		$27,900	$652,774
Managing Director & Chief Credit Officer of NCB and NCB, FSB
Kathleen M. Luzik,	2006	$254,182	$311,755	$0		$27,900	$594,358
Managing Director of NCB and Chief Operating Officer of NCB, FSB

(1)	The Non-Equity Incentive Plan Compensation column reflects cash awards to the NEOs for performance in 2006 under the STIP and the 2003 to 2005 LTIP, each of which is discussed under the heading “Executive Management Short-Term Incentive Plan” and “Executive Management Long-Term Incentive Plan,” respectively, in the Compensation Discussion and Analysis. The amounts awarded under each Incentive Plan are listed separately below in the Non-Equity Incentive Awards Table, as follows:

     Non-Equity Incentive Awards Table 2006:

		Add-on 2006 STIP,
Name	2006 STIP	Estimated	2003-2005 LTIP

Charles E. Snyder	$223,256	$24,806	$669,066
Richard L. Reed	$102,025	$16,616	$222,036
Steven A. Brookner	$119,438	$19,451	$266,716
Charles H. Hackman	$94,174	$15,337	$245,766
Kathleen M. Luzik	$91,287	$14,867	$205,601

     STIP Awards 2006

The amount listed in the 2006 STIP column was earned in 2006 and paid in February 2007. NCB’s performance for 2006 earned 90 points of the 100 point maximum under the 2006 STIP. Based on that performance, NCB paid STIP awards at the maximum percentage rate available in the amount of 45% of the CEO’s Adjusted Base Salary and 35% of each of the other NEO’s Adjusted Base Salary. For 2006, the pretax net income did exceed the budget and as a result the CEO and other NEOs are eligible to receive Add-on awards in the estimated amount of 5.0% and 5.9% of Adjusted Base Salary, respectively. Those amounts are listed in the 2006 STIP Add-on column.

     2003 to 2005 LTIP Awards

NCB paid the 2003 to 2005 LTIP award (the “2006 LTIP Award”) in February 2006 for NCB’s performance over the three year period of January 1, 2003 to December 31, 2005 in proportion to the long-term performance goals achieved. Pursuant to the LTIP, the awards were based on the NEOs Aggregate Base Salary with a maximum award potential of 81.25% and 56.25% of that Aggregate Base Salary for the CEO and each NEO, respectively. Based on NCB’s performance, NCB paid an award equal to 75.53% and 50.53% of Aggregate Base Salary to the CEO and each NEO, respectively.

     Add-on 2006 STIP Award

The amount in this column includes an amount, which has not been paid yet, for the 2006 STIP. That amount is for the Add-on award, estimated at a rate of 5.0% of the CEO’s Adjusted Base Salary and 5.9% of the Adjusted Base Salary for the other NEOs for 2006.

(2)	This amount is the “above market” interest earned on deferred compensation for 2006. The effective interest rate for 2006 was 5.9%, which was 0.26% above the applicable market.

(3)	For each NEO, the amount shown in the “All Other Compensation” column is comprised of the following:

NCB’s contribution of $13,200 to the retirement contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

NCB’s matching contribution of $13,200 to the 401(k) contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

NCB’s insurance premium payments in the amount of $1,500 for each NEO.

The “All Other Compensation” column for Mr. Snyder and Mr. Brookner includes $183,900 and $98,000, respectively, to pay life insurance policy premiums and to defray income tax incurred with respect to those life insurance premiums; Mr. Snyder’s compensation also includes a $13,250 car allowance.

Narrative to the Summary Compensation Table

For 2006, each of the NEOs received cash compensation in the form of a base salary, non-equity incentive compensation, retirement and savings plans contributions, and some other personal benefits as described in the footnote (3) to the Summary Compensation Table. In addition, NCB’s NEOs participate in NCB’s core benefits programs as described in the Compensation Discussion and Analysis under the heading “Benefits.” NCB’s NEOs did not receive any payments during 2006 that would be characterized as “Bonus,” “Stock Awards” or “Option Awards,” and as a result, NCB has not included those columns in its Summary Compensation Table.

NCB has no written employment agreements with its NEOs, except the CEO. NCB has an agreement with its CEO, pursuant to which NCB agrees to continue to employ him and the CEO agrees to devote his time, attention, skills and efforts to the performance of his duties. If NCB terminates him without cause or if he resigns, in some circumstances, the agreement provides for post-employment benefits. The CEO’s post-employment benefits are described more fully under the heading “Post-Employment Benefits” in the Compensation Discussion and Analysis and under the heading “Potential Payments on Termination of Employment or Change in Control.”

Grants of Plan-Based Awards — 2006

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant	Action		Threshold	Target	Maximum
Name	Date(1)	Date(2)	Plan(3)	Amount	Amount	Amount

Charles E. Snyder	1/1/2006	02/03/2006	STIP(4)	$0 to $134,786	—	$245,065
Richard L. Reed	1/1/2006	02/03/2006	STIP(4)	$0 to $56,847	—	$120,800
Steven A. Brookner	1/1/2006	02/03/2006	STIP(4)	$0 to 58,839	—	$137,737
Charles H. Hackman	1/1/2006	02/03/2006	STIP(4)	$0 to $53,812	—	$114,351
Kathleen M. Luzik	1/1/2006	02/03/2006	STIP(4)	$0 to $50,836	—	$180,027

This table sets forth the range of potential awards available under NCB’s 2006 STIP, described in the Compensation Discussion and Analysis, under the heading “Performance-Based Incentive Compensation.” The STIP provides performance based cash awards. NCB has no equity incentive plans. The payments actually awarded under this plan are reflected in the Summary Compensation Table.

(1)	The grant date is the date that begins the measurement period under the applicable Incentive Plan.

(2)	The action date listed in this column is the date NCB adopted the plan setting forth the performance goals, with the weights attributable to each goal and the corresponding potential awards.

(3)	This column indicates the plan applicable to the potential awards.

(4)	Under the STIP, NCB determines the actual award by reference to the number of points earned by NCB for a one year period, as described in the Compensation Discussion and Analysis under the heading “Short-Term Incentive Compensation for 2006.” The STIP only has a set maximum percentage of Adjusted Base Salary potentially available, but no stated target or minimum. In other words, even if NCB achieves performance sufficient to earn the minimum number of points required to earn an award under the plan, (in this case 50 points), whether any amount and how much is awarded under the plan up to a maximum percentage for 50 points is discretionary. Accordingly, to show the fact that the minimum number of points could result in varying percentages of Adjusted Base Salary available as an award or none at all, NCB has shown the threshold under the plan as the range of potential awards up to the maximum award for 50 points, plus the Add-on. In light of the structure of this plan, the “target” amount in the table is blank. Under the STIP, the threshold percentages ranged from 0% to 27.5% of Adjusted Base Salary (20% of Adjusted Base Salary plus an Add-on of 7.5% of Adjusted Base Salary) and from 0% to 20% (15% of Adjusted Base Salary plus an Add-on of 5% of Adjusted Base Salary), respectively for the CEO and the other NEOs. The maximum percentages were 50% and 42.5%, respectively for the CEO and the other NEOs.

Nonqualified Deferred Compensation

The Deferred Compensation Table below sets forth certain information with respect to non-tax qualified deferrals of compensation by NCB’s NEOs, none of whom deferred any compensation in 2006.

Deferred Compensation Table — 2006

				Aggregate
	Executive	Aggregate		Withdrawals/
	Contributions	Earnings		Distributions	Aggregate Balance
	in 2006	in 2006		in 2006	at 12/31/06
Name	($)	($)		($)	($)

Charles E. Snyder	$0	$33,511	(1)	$0	$603,431
Richard L. Reed	$0	$0		$0	$0
Steven A. Brookner	$0	$0		$0	$0
Charles H. Hackman	$0	$28,736		$0	$555,196
Kathleen M. Luzik	$0	$6,082		$0	$117,516

(1)	$1,376 of this amount was the “above market” interest earned. This amount is also reflected in the Summary Compensation Table.

Narrative to Deferred Compensation Table

Eligible participants, including NEOs, in the Deferred Compensation Plan may elect to defer up to 100% of incentive compensation payments and up to 25% of their base salary. To defer compensation under the plan, participants generally must submit an irrevocable election no later than December 15th of the year preceding the year in which the compensation to be deferred is to be earned.

NCB maintains unfunded individual accounts for each participant and credits each account with the amount deferred by the participant and interest at the rate of actively traded U.S. Treasury issues, adjusted to a constant maturity of one year, plus one percent. The reported interest rate is determined in December of the prior year. For 2006, the interest rate determined as of December 31, 2005 was 5.35%.

Benefits under the Deferred Compensation Plan will be paid no earlier than the beginning of the month following a NEO’s termination due to retirement, involuntary termination, disability, death or change in control, provided that the NEO’s service terminates within 24 months of such change of control, but participants, including NEOs, may defer receipt of any payment until age 66. However, a NEO may be allowed to access funds in his deferred compensation account earlier than the beginning of the first month following retirement or separation from NCB under certain circumstances upon a showing of financial hardship. Distributions are made in lump sum, or in semi-monthly or annual installments over a maximum of fifteen (15) years, generally, at the election of the participant. If a participant is terminated for cause, the plan requires a lump sum payment.

Under the CEO’s deferred compensation agreement, he may elect to defer some amount or percentage of his compensation. Interest is credited to his account on the last day of each quarter in an amount equal to 100 basis points plus the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit. The aggregate interest rate in 2006 was above market, and the above market portion of the earnings equaled $1,376.

NCB does not pay compensation benefits deferred under the CEO’s deferred compensation agreement earlier than three months after the date of the CEO’s retirement or other termination of employment with NCB. At that time pursuant to the agreement, NCB makes annual payments on the anniversary of such termination date in equal amounts of $25,000 or 20% of the account balance. In the event of death prior to the date of final payment, the remaining balance is paid to his beneficiary on the earlier of the 60th day after his death or the next annual payment date after his death. Like the Deferred Compensation Plan, this account is unfunded.

NCB does not make contributions to any accounts under the Deferred Compensation Plan or under the CEO’s deferred compensation agreement, other than the credited interest. Accordingly, we have not included a column for registrant’s contributions.

Potential Payments Upon Termination of Employment or Change of Control

The discussion and tables below describe potential payments and benefits to which each NEO would be entitled under certain circumstances (“Trigger Events”) if the NEO’s employment with NCB terminates. Trigger Events include: voluntary termination with good reason; voluntary termination without good reason; involuntary termination for cause; involuntary termination without cause; termination due to death, disability, or retirement; and termination due to change of control. The applicable Trigger Events under each agreement or program entitling the NEO to payments or benefits upon termination or change of control vary and are described in more detail below.

The payments and benefits discussed and shown in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees upon termination generally, including continued participation in health, dental or vision insurance; salary continuation for up to one year; payment of accrued vacation leave; and 401(k) and retirement plan benefits. The amounts shown on the tables in this section assume that the effective date of each Trigger Event is December 31, 2006, and reflect the estimated amounts earned and payable as of that date. The actual amounts to be paid can only be determined at the time any such event occurs.

Regular benefits under the NCB Retirement and 401(k) Plan

See “Retirement Benefits” in the Compensation Discussion and Analysis.

Deferred Compensation

Under the Deferred Compensation Plan applicable to the NEOs (except the CEO), in the event of voluntary termination, involuntary termination, termination due to death, disability, or retirement, or change of control where service to NCB terminates within 24 months after the occurrence of such change of control, the unfunded amount credited to each NEO is payable under the terms of the plan. Assuming a Trigger Event effective December 31, 2006, the amounts are payable beginning January 1, 2007. Amounts are payable either in a lump sum or semi-monthly or annual installments, not to exceed 15 years, as elected by the NEO or the NEO’s beneficiary. In the case of termination for cause, the amount is payable in a lump sum only.

Under the CEO’s deferred compensation agreement, if retirement or termination of employment occurred on December 31, 2006, then NCB would be obligated to make annual payments to the CEO or his beneficiary beginning on March 1, 2007 in the amount of $25,000. If the balance is less than $25,000 on the annual payment date, then the annual payment shall be a final payment in the amount of such balance.

The amounts payable under the Deferred Compensation Plan and the CEO’s deferred compensation agreement upon termination, death, disability, retirement or change of control where service to NCB terminates within 24 months after the occurrence of such change of control are shown in the Nonqualified Deferred Compensation Table.

LTIP

The LTIP rewards performance over a three-year measurement period. The current three-year measurement period spans from January 1, 2005 through December 31, 2007 (“2005 to 2007 STIP”). In the event of death, disability or retirement, before the end of the three-year period, the award amount is prorated based on the number of months employed during the three-year measurement period.

To determine the award for termination due to death, disability or retirement occurring on December 31, 2006, the terms of the LTIP provide for the following assumptions: (1) that the NEO received the same base salary that he or she was receiving on the date of the applicable event, and (2) that NCB achieved the target level of performance without regard to the actual level achieved. For 2006, the awards available for meeting the target performance goals were 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. The prorated amount for two-thirds of the period for each NEO is shown in the table below.

For termination due to change of control, the NEOs are entitled to an award based on the rate for performance meeting target goals or the rate for actual performance estimated on the applicable date, if higher. The estimated performance as of December 31, 2006 was below the target rate, thus the applicable rate for termination due to a change in control is 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Unlike awards made for termination due to death, disability or retirement, payments for termination due to change of control are not subject to any prorating.

If employment terminated on December 31, 2006 due to cause or involuntary termination, then the LTIP award would be forfeited.

	Termination Due to Death,
Name	Disability or Retirement	Change in Control

Charles E. Snyder	$298,659	$447,989
Richard L. Reed	$113,300	$169,950
Steven A. Brookner	$133,250	$199,875
Charles H. Hackman	$105,557	$158,336
Kathleen M. Luzik	$100,464	$150,696

STIP

In the event a NEO is terminated for cause or involuntarily terminated without cause, the STIP is forfeited. For all other Trigger Events, assuming the date of the Trigger Event is December 31, 2006 and NCB achieved 90 points based on performance under the 2006 STIP, the CEO and the other NEOs, within the discretion of the Committee and the CEO, respectively, are eligible for an award under the plan up to the maximum percentage of 2006 Adjusted Base Salary, including any applicable Add-on awards. The 2006 STIP for the CEO equaled 45% of Adjusted Base Salary and for the other NEOs equaled 35% of Adjusted Base Salary. These figures are shown below and are also included in the Summary Compensation Table.

Termination Except for Involuntary
Name	Termination With or Without Cause

Charles E. Snyder	$248,062
Richard L. Reed	$118,186
Steven A. Brookner	$138,889
Charles H. Hackman	$109,511
Kathleen M. Luzik	$106,154

Life Insurance Proceeds

As reflected in the Summary Compensation Table in the “All Other Compensation” column and described in the notes to it, NCB pays premiums on life insurance policies for each of its NEOs and pays premiums for additional life insurance for Mr. Snyder and Mr. Brookner. The policies available for all NEOs have a face value of $1,000,000 and $750,000 for the CEO and the other NEOs, respectively. The supplemental policies for Mr. Snyder and Mr. Brookner have with a face value of $2,640,970 and $3,076,000, respectively. All ownership rights of the supplemental policies belong to Mr. Snyder and Mr. Brookner. In the event of death, the insurer, not NCB, would pay the face value of the deceased NEO’s policy or policies, as the case may be, to the designated beneficiary. Also, in the event of Mr. Snyder’s death, NCB would be entitled to a payment of $177,823 from the proceeds to reimburse it for the initial premium paid by NCB in 2002. Due to changes in federal tax laws and the enactment of Sarbarnes-Oxley, NCB now pays the premiums on behalf of Mr. Snyder and treats the entire premium payment as taxable compensation to him, as described in more detail above in the section titled “Perquisites and Other Personal Benefits.”

Because all regular salaried employees of NCB are entitled to life insurance for three times base salary up to a maximum amount of $500,000, the amounts shown below reflect only the additional benefits to which the NEOs are entitled. The CEO is also entitled to continued premium payments for his additional life insurance policy for six months following termination under certain circumstances under his severance agreement, as described in more detail below in the section titled “Benefits Payable to the CEO under Severance Agreement.”

Name	Termination Due to Death

Charles E. Snyder	$2,963,147	(1)
Richard L. Reed	$250,000
Steven A. Brookner	$3,332,600	(1)
Charles H. Hackman	$250,000
Kathleen M. Luzik	$250,000

(1)	These amounts are based upon the face value of Mr. Snyder’s and Mr. Brookner’s supplemental policies, less, in Mr. Snyder’s case, the amount payable to NCB to reimburse it for the initial premium. The policies are variable life insurance policies and the actual amount of the death benefit will vary depending on the earnings on the investment options selected by the NEO under the policy.

Benefits Payable to the CEO under Severance Agreement

NCB has no severance agreements with its NEOs, except its CEO. Under his severance agreement, the CEO receives cash payments and other employee benefits for any Trigger Event except termination for cause, change of control or the CEO’s voluntary termination without good reason. The severance agreement entitles him to receive continued salary payments in an amount that is the greater of (1) his base salary at the rate on the termination date, or (2) if within the 60 days prior to his termination his salary was reduced, his salary prior to such reduction, for eighteen (18) months following termination. Because regular salaried employees of NCB are entitled to salary continuation for up to one year, based on years of service, the amount shown in the table reflects the additional six months of base salary to which the CEO would be entitled under the severance agreement.

In addition to salary continuation, the CEO is entitled to other benefits. Many of these benefits are also available to regular salaried employees of NCB under its salary continuation program. Benefits to which the CEO would be entitled under the severance agreement not otherwise available to regular salaried NCB employees are: payment of accrued sick leave; an amount equal to the cost of NCB providing the NCB Retirement and 401(k) Plan benefits as though the CEO continued to be employed by NCB during the first six months following termination; premium payments for the CEO’s supplemental life insurance policy for six months following termination; and payment of additional disability buy-up insurance premiums for six months. As of December 31, 2006, the CEO had zero accrued sick leave. The estimated amounts payable for a Trigger Event except termination for cause, change of control or the CEO’s voluntary termination without good reason, for the remaining benefits are shown in the table below.

If both parties agree, the CEO may be paid in one lump-sum for the value of all of his severance benefits. If the CEO is terminated for a disability that renders him unable to perform his job, the benefits payable under the severance agreement are reduced by the amount of any disability benefits actually received under any other NCB employee disability benefits. If the CEO secures new employment during the eighteen month benefit period, then NCB’s obligation to pay benefits is terminated or reduced as follows: If the new position has a base salary plus bonus or incentive compensation (the “New Compensation”) equal to at least 90% of the CEO’s base salary plus an amount equal to his average incentive compensation for the five fiscal years preceding the termination year (the “Old Compensation”), then his severance benefit terminates. Otherwise, his severance benefit is reduced to an amount that combined with the New Compensation, equals 90% of his Old Compensation.

In exchange for severance benefits, the CEO must execute a mutual release under which the CEO releases NCB of any obligations arising from the CEO’s employment, with the exception of the CEO’s earned deferred compensation, and NCB releases the CEO of any claims it has or may have against the CEO. Payment of severance benefits is contingent on certain provisions for the three years beginning on termination, including the non-competition and confidentiality provisions pursuant to which the CEO may not (1) become a substantial owner, employee or agent of any NCB competitor, or (2) induce any officer of NCB or an affiliate to leave NCB or engage in a competitive business. Furthermore, during that period, the CEO must provide limited consulting services to NCB upon request up to a maximum of 15 days per year, on matters to which he devoted significant time while at

NCB and thereafter, cooperate with any governmental investigation or any litigation arising out of matters to which he devoted significant amounts of time while at NCB.

If the CEO voluntarily terminates employment without good reason, but provides NCB at least nine months prior notice, then the CEO is entitled to a resignation allowance in the amount of one year’s salary payable in three equal annual payments beginning on the first anniversary of his resignation. However, because regular salaried employees of NCB are entitled to salary continuation for up to one year, based on years of service, the CEO receives no greater payments under this provision, as reflected in the table below.

	Any Termination in
	Employment, Except
	Termination for Cause,	Voluntary
	Change of Control or	Termination
	Voluntary Termination	Without Good
Name	Without Good Reason	Reason

Charles E. Snyder
Salary continuation	$248,063	$0
Accrued sick leave	$0	$0
Continued retirement payments	$13,500	$0
401(k) Pension	$13,500	$0
Premium payments for supplement life insurance policy	$91,965	$0
Premium payments for additional disability buy-up insurance	$4,745	$0

Director Compensation Table — 2006

	Fees Earned or
Name	Paid in Cash	Total

Stephanie McHenry, Chairperson	$33,625	$33,625
William F. Casey, Jr., Vice Chairperson	$25,625	$25,625
Allan J. Baum	$22,750	$22,750
Roger Collins	$23,250	$23,250
Irma Cota	$19,375	$19,375
Rafael Cuellar	$2,338	$2,338
Steven Cunningham	$21,250	$21,250
William Hatepel	$23,000	$23,000
Grady B. Hedgespeth	$20,000	$20,000
H. Jeffrey Leonard	$19,125	$19,125
Rosemary Mahoney	$21,250	$21,250
Richard A. Parkinson	$18,875	$18,875
Alfred A. Plamann	$3,057	$3,057
Andrew Reicher	$20,000	$20,000

Narrative to Director Compensation Table

Members of NCB’s Board of Directors (the “Board”) receive cash compensation for their Board service as shown in the preceding table. Under the Act, directors who are appointed by the President of the United States from among proprietors of small business and from persons with experience in low-income cooperatives are entitled to (1) compensation at the daily equivalent of the compensation of a GS 18 civil servant which amounted in 2006 to $585 a day, and (2) travel expenses. Typically, these directors receive compensation for no more than nine days a year.

Directors elected by shareholders are entitled to (1) annual compensation of $13,000, (2) $1,000 for serving as the chair of each committee, except the annual compensation for the Audit Committee Chair is $3,000, (3) $1,000 for each board meeting attended, (4) $500 for each committee meeting attended up to two meetings only,

(5) $250 for each conference call or webinar meeting attended and (6) travel expenses. The Chair of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended when not held in conjunction with NCB board meetings and (2) travel expenses. Chairs of affiliate/subsidiary boards are entitled to an additional compensation of $3,000 per year.

NCB directors do not receive stock or option awards or non-equity incentive plan compensation for their service as directors. They are entitled to participate in some of the benefit programs, which are generally available to all NCB employees. Directors may participate in NCB’s Deferred Compensation Plan under the same terms as the NEOs as described under the heading “Nonqualified Deferred Compensation.” None of the current NCB directors have elected to participate in the Deferred Compensation Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table shows those cooperatives that owned more than 5 percent of NCB’s Class B or Class C stock as of December 31, 2006.

	Class B Stock		Class C Stock
		Percent of		Percent of
Name of Shareholders	Shares	Class	Shares	Class

The Co-operative Central Bank	30,500	1.87%	29,512	12.05%
Greenbelt Homes, Inc.	14,440	0.89%	29,518	12.05%
Group Health, Inc.*	14,227	0.87%	14,955	6.11%

*	Included in Group Health, Inc. is Central Minnesota Group Health Plan’s (who is affiliated with Group Health, Inc.) 5,469 and 3,475 shares of Class B and Class C stock, respectively.

Because the Act restricts ownership of NCB’s Class B and Class C stock to eligible cooperatives, NCB’s officers and directors do not own any Class B or Class C stock, although cooperatives with which such officers and directors are affiliated may own such stock.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions

In the ordinary course of business, NCB has made loans at prevailing interest rates and terms to directors and executive officers of NCB and to certain entities to which these individuals are related. At December 31, 2006 and 2005, loans to executive officers and directors of the company and its affiliates, including loans to their associates, totaled $68.2 million and $92.5 million, respectively. During 2006, loan additions were $38.5 million and loan repayments were $62.7 million. There were no related party loans that were impaired, non-accrual, past due, restructured or potential problems at December 31, 2006 or December 31, 2005.

NCB had a $5.0 million committed line of credit facility and a $7.5 million bid line with the Co-operative Central Bank of which Mr. Casey is the President and CEO. There was no outstanding balance as of December 31, 2006.

NCB had a $3.6 million term loan with the Central Co-operative Bank ESOP Plan Trust, a member of the Central Co-operative Bank of which Mr. Casey is President and CEO. There was $2.3 million outstanding on the loan at December 31, 2006.

NCB entered into agreements with Grocers Capital Company (GCC) and United Resources, Inc. (URI), finance subsidiaries of Unified Western Grocers (UWG) of which Mr. Plamann is President and Chief Executive Officer, to purchase member loans originated by GCC and URI, and/or originate loans directly to members of UWG. The outstanding amount of the loans as of December 2006 was $46.1 million. NCB also had an $18.3 million revolving line of credit to GCC of which there was $6.7 million outstanding as of December 31, 2006. NCB also had letters of credit with members of UWG with exposure of $2.4 million as of December 31, 2006.

NCB had a letter of credit with IMARK Group, Inc. of which Mr. Cunningham is President and CEO. As of December 31, 2006, the exposure with the letter of credit was $2.1 million.

NCB had term loans with Harp’s Foodstores, Inc. of which Mr. Collins is President and CEO. As of December 31, 2006, the term loans had outstanding balances totaling $5.8 million.

NCB had a loan and line of credit with GEF Management Corporation (32% ESOP) of which H. Jeffrey Leonard is President and a minority shareholder. As of December 31, 2006, the ESOP term loan had a balance of $2.7 million and the $6.3 million revolving line of credit had $2.2 million outstanding. NCB also had a letter of credit with GEF Management Corporation with exposure of $0.1 million as of December 31, 2006.

NCB had a loan with Moreland Court TPC, LP. Shorebank, of which Stephanie McHenry is President of its Cleveland Banking Region, bought a participation in this loan from NCB. As of December 31, 2006, the balance of the loan was $9.6 million.

NCB believes that the foregoing transactions contain terms comparable to those obtainable in an arm’s length transaction. NCB has determined that these loans were made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present unfavorable features. The loans were made in accordance with NCB’s lending policies and regulatory requirements, properly approved and evaluated for disclosure in the financial statements.

Director Independence

Each director is considered by NCB to be an independent director. NCB uses the independence standards adopted by the NASDAQ Stock Market, Inc. (“NASDAQ”). (NCB does not have any securities listed on NASDAQ, but SEC rules require that reporting companies such as NCB select independence standards of a national securities exchange or national securities association, such as NASDAQ). Most importantly, no director is an officer of, or employed by, NCB or any of its subsidiaries. Although some cooperatives associated with directors have loan relationships with NCB (described in the section above), no director has a relationship that, in the opinion of NCB’s Board of Directors, would interfere with the exercise of independent judgment of the director in carrying out his or her responsibilities.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

NCB has paid or expects to pay the following fees to KPMG LLP for work performed in 2006 and 2005 (in thousands):

	2006	2005

Audit fees	$502	$545
Audit-related fees	10	125
Tax fees	—	—
All other fees	48	—

Total fees	$560	$670

Audit fees include fees for services that would normally be provided by the accountant in connection with the statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance related services that are traditionally performed by the independent accountant, such as: employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. Tax fees would relate to the review of corporate tax filings. No other fees have been incurred by NCB.

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

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 2006, 2005 and 2004:

Page #

40	Report of Independent Registered Public Accountants
41	Consolidated Balance Sheets
42	Consolidated Statements of Income
43	Consolidated Statements of Comprehensive Income
44	Consolidated Statements of Changes in Members’ Equity
45-46	Consolidated Statements of Cash Flows
47-82	Notes to the Consolidated Financial Statements

Item 15(a)(2) Not applicable

Items 15(a)(3) and 15(b) The following exhibits are filed as a part of this report.

Exhibit No.

(a)	3.1	National Consumer Cooperative Bank Act, as amended through 1981
(c)	3.2	1989 Amendment to National Consumer Cooperative Bank Act
(t)	3.3	Bylaws of NCB
(t)	4.1	Election Rules of the NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2
(h)	4.11	Form of Indenture for Debt Securities
(i)	4.12	Form of Fixed Rate Medium-term Note
(j)	4.13	Form of Floating Rate Medium-term Note
*(x)	10.3	Deferred Compensation Agreement with Charles E. Snyder
*(x)	10.4	Severance Agreement with Charles E. Snyder
(b)	10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Development Corporation)
(l)	10.8	Master Shelf Agreement with Prudential Insurance Co. of America et al. (June 1997)
(o)	10.12	Lease on Headquarters of NCB
*(x)	10.13	NCB Executive Long-Term Incentive Plan Approved 7/28/03

Exhibit No.

(m)	10.23	Note Purchase Agreement with Prudential Insurance Company of America (Dec. 1999)
(n)	10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential (Dec. 2001)
(p)	10.31	Split Dollar Agreement with Chief Executive Officer
*(x)	10.33	NCB Executive Short-Term Incentive Plan for 2004
(t)	10.34	$50 million Note Purchase Agreement (Jan. 2003)
(w)	10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003
(x)	10.38	First Amendment to Master Shelf Agreement with Prudential dated December 28, 1999
(x)	10.40	First Amendment dated December 15, 2003 to Note Purchase Agreement
(x)	10.41	Second Amendment dated December 9, 2003 to Master Shelf Agreement with Prudential
(x)	10.42	First Amendment dated December 9, 2003 to Note Purchase Agreement with Prudential
(x)	10.43	First Amendment dated December 9, 2003 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential
(x)	10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003
(x)	10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003
(x)	10.46	Guarantee Agreement dated December 17, 2003
*(x)	10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003
(ee)	10.48	Blanket Agreement for Advances with Federal Home Loan Bank of Cincinnati
(z)	10.51	Second Amendment dated December 31, 2004 to Prudential Note Purchase and Uncommitted Master Shelf Agreement
*(z)	10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split-Dollar Agreement with Charles Snyder
*(z)	10.54	Agreement to Provide Supplemental Retirement Benefits for CEO of NCB, FSB
(bb)	10.55	Lease for 2011 Crystal Drive, Arlington, Virginia 22202
(dd)	10.56	Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent
(cc)	13	2005 Annual Report
(ff)	14	NCB Senior Financial Officers’ Code of Ethics
(gg)	21.1	List of Subsidiaries and Affiliates of the NCB
(ff)	23.1	Consent of KPMG LLP
(n)	24.11	Power of Attorney by Stephanie McHenry
(t)	24.16	Power of Attorney by Rafael E. Cuellar
(t)	24.17	Power of Attorney by William F. Casey, Jr.
(t)	24.18	Power of Attorney by H. Jeffery Leonard
(x)	24.19	Power of Attorney by Irma Cota
(x)	24.20	Power of Attorney by Grady B. Hedgespeth
(x)	24.21	Power of Attorney by Rosemary Mahoney
(x)	24.22	Power of Attorney by Richard A. Parkinson
(x)	24.23	Power of Attorney by Alfred A. Plamann
(z)	24.25	Power of Attorney by Allan J. Baum
(z)	24.26	Power of Attorney by William Hampel
(aa)	24.27	Power of Attorney of Roger Collins
(aa)	24.28	Power of Attorney of Steven Cunningham
(ff)	31.1	Rule 15d-14(a) Certifications
(ff)	31.2	Rule 15d-14(a) Certifications

Exhibit No.

(ff)	32	Section 1350 Certifications
(ff)	99.1	Registrant’s 2005 Election Materials

*	Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(x)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 2-99779).

(y)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 2-99779).

(z)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 2-99779)

(aa)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2005 (File No. 2-99779)

(bb)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K, January 30, 2006 (File No. 2-99779)

(cc)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006 (File No. 2-99779)

(dd)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed May 5, 2006 (File No. 2-99779)

(ee)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006 (File No. 2-99779)

(ff)	Filed herewith

(gg)	Included in Part I of this report on Form 10-K

**********

Item 15(c) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

By:	/s/ Charles E. Snyder
Charles E. Snyder
President and Chief Executive Officer

DATE: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

*/s/ Stephanie McHenry Stephanie McHenry	Chairperson of the Board of Directors and Director	03/30/07

*/s/ William F. Casey, Jr. William F. Casey, Jr.	Vice Chairperson of the Board of Directors and Director	03/30/07

/s/ Charles E. Snyder Charles E. Snyder	President and Chief Executive Officer	03/30/07

*/s/ Allan J. Baum Allan J. Baum	Director	03/30/07

*/s/ Roger Collins Roger Collins	Director	03/30/07

*/s/ Irma Cota Irma Cota	Director	03/30/07

*/s/ Ralph E. Cuellar Rafael Cuellar	Director	03/30/07

*/s/ Steven Cunningham Steven Cunningham	Director	03/30/07

*/s/ William Hampel William Hampel	Director	03/30/07

*/s/ Grady B. Hedgespeth Grady B. Hedgespeth	Director	03/30/07

*/s/ H. Jeffrey Leonard H. Jeffrey Leonard	Director	03/30/07

Signature		Title	Date

*/s/ Rosemary Mahoney Rosemary Mahoney		Director	03/30/07

*/s/ Richard A. Parkinson Richard A. Parkinson		Director	03/30/07

*/s/ Alfred A. Plamann Alfred A. Plamann		Director	03/30/07

/s/ Richard L. Reed Richard L. Reed		Executive Managing Director, Principal Financial Officer	03/30/07

/s/ Dean Lawler Dean Lawler		Senior Vice President, Principal Accounting Officer	03/30/07

*By	/s/ Richard L. Reed Richard L. Reed (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2007 annual meeting. The registrant has not yet distributed the 2006 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.

Exhibit Index

Ex. No.	Exhibit

14	NCB Senior Financial Officers’ Code of Ethics
23.1	Consent of KPMG LLP
31.1	Rule 15d-14(a) Certifications
31.2	Rule 15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Registrant’s 2007 Election Materials