Form 10-Q
period 2007-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2007-05-15
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 2-99779
National Consumer Cooperative Bank
(Exact name of registrant as specified in its charter)

(12 U.S.C. Section 3001 et. seq.)	52-1157795

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Pennsylvania Avenue, N.W., North Building, Suite 750, Washington, D.C.	20004

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (202) 349-7444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2007: Class B 1,627,361; Class C 244,938.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets – March 31, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Income (unaudited) — for the three months ended March 31, 2007 and 2006	2

	Consolidated Statements of Comprehensive Income (unaudited) — for the three months ended March 31, 2007 and 2006	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the three months ended March 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) — for the three months ended March 31, 2007 and 2006	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) – March 31, 2007	7-25

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the three months ended March 31, 2007 and 2006	26-36

Item 3	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 6	Exhibits	37

	Signatures	38

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$52,481	$47,756
Restricted cash	5,464	5,398
Investment securities
Available-for-sale	86,092	85,708
Held-to-maturity	1,595	1,647
Loans held for sale	216,652	242,847
Loans and lease financing	1,405,224	1,380,738
Less: Allowance for loan losses	(18,205)	(19,480)

Net loans and lease financing	1,387,019	1,361,258
Other assets	87,783	84,863

Total assets	$1,837,086	$1,829,477

Liabilities and Members’ Equity
Liabilities
Deposits	$901,304	$806,453
Patronage dividends payable in cash	10,149	7,118
Other liabilities	47,723	44,299
Borrowings
Short-term	254,333	354,673
Long-term	218,330	217,773
Subordinated debt
Current	2,500	2,500
Non-current	118,191	118,176
Junior subordinated debt	50,655	50,647

Total borrowings	644,009	743,769

Total liabilities	1,603,185	1,601,639

Members’ equity
Common stock	187,230	187,230
Retained earnings
Allocated	14,726	10,328
Unallocated	31,067	29,388
Accumulated other comprehensive income	878	892

Total members’ equity	233,901	227,838

Total liabilities and members’ equity	$1,837,086	$1,829,477

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31,
(in thousands)
(Unaudited)

	2007	2006
Interest income
Loans and lease financing	$31,539	$25,625
Investment securities	1,957	1,569
Other interest income	717	772

Total interest income	34,213	27,966

Interest expense
Deposits	8,923	6,937
Short-term borrowings	5,615	4,195
Long-term debt, other borrowings and subordinated debt	6,047	5,398

Total interest expense	20,585	16,530

Net interest income	13,628	11,436

Credit for loan losses	(387)	(13)

Net interest income after credit for loan losses	14,015	11,449

Non-interest income
Gain on sale of loans	7,000	4,284
Loss on sale of investments available for sale	—	(8)
Servicing fees	1,096	1,095
Letter of credit fees	1,020	727
Prepayment fees	(13)	920
Other	1,101	811

Total non-interest income	10,204	7,829

Non-interest expense
Compensation and employee benefits	8,910	8,029
Occupancy and equipment	2,175	1,560
Contractual services	1,249	1,637
Information systems	846	653
Corporate development	759	599
Travel and entertainment	310	346
Other	862	753

Total non-interest expense	15,111	13,577

Income before income taxes	9,108	5,701

Provision for income taxes	2	505

Net income	$9,106	$5,196

Distribution of net income
Patronage dividends	$7,427	$4,212
Retained earnings	1,679	984

	$9,106	$5,196

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31,
(in thousands)
(Unaudited)

	2007	2006
Net income	$9,106	$5,196

Other comprehensive income
Unrealized holding loss before tax on available-for- sale investment securities and non-certificated interest-only receivables	(21)	(1,462)
Tax effect	7	7

Comprehensive income	$9,092	$3,741

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2007 and 2006
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net income	—	—	9,106	—	9,106
2007 patronage dividends
To be distributed in cash	—	—	(3,029)	—	(3,029)
Retained in form of equity	—	4,398	(4,398)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(14)	(14)

Balance, March 31, 2007	$187,230	$14,726	$31,067	$878	$233,901

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	5,196	—	5,196
Adjustment to prior year dividends	—	3	(3)	—	—
Cancellation of stock	(76)	—	76	—	—
2006 patronage dividends
To be distributed in cash	—	—	(1,759)	—	(1,759)
Retained in form of equity	—	2,453	(2,453)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,455)	(1,455)

Balance, March 31, 2006	$170,792	$15,763	$34,480	$(45)	$220,990

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$9,106	$5,196
Adjustments to reconcile net income to net cash provided by operating activities
Credit for loan losses	(387)	(13)
Provision for losses on unfunded commitments	66	63
Amortization of interest-only receivables and servicing rights	2,763	2,413
Depreciation and amortization, other	(351)	365
Gain on sale of loans	(7,000)	(4,284)
Loss on sale of investments available-for-sale	—	8
Purchase of loans held for sale	(49,641)	(30,432)
Loans originated for sale, net of principal collections	(219,906)	(198,924)
Net proceeds from sale of loans held for sale	300,108	255,412
Increase in other assets	(1,856)	(2,362)
Increase in other liabilities	4,683	243

Net cash provided by operating activities	37,585	27,685

Cash flows from investing activities
Increase in restricted cash	(66)	(54)
Purchase of investment securities
Available-for-sale	(2,822)	(39,972)
Proceeds from maturities of investment securities
Available-for-sale	2,438	38,977
Held-to-maturity	52	45
Proceeds from the sale of investment securities
Available-for-sale	—	841
Net increase in loans and lease financing	(24,595)	(26,170)
Purchases of premises and equipment	(2,288)	(875)

Net cash used in investing activities	(27,281)	(27,208)

Cash flows from financing activities
Net increase in deposits	94,821	40,408
Net decrease in borrowings	(100,400)	(39,380)

Net cash (used in) provided by financing activities	(5,579)	1,028

Increase in cash and cash equivalents	4,725	1,505
Cash and cash equivalents, beginning of period	47,756	43,001

Cash and cash equivalents, end of period	$52,481	$44,506

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2007	2006
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of taxes	$(14)	$(1,455)
Loans transferred to other real estate owned	$166	$15

Supplemental information:

Interest paid	$15,527	$12,564
Income taxes paid	$166	$228
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. BASIS OF PRESENTATION
     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles, which have been applied on a consistent basis and follow general practices within the banking industry. In NCB’s opinion, these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present NCB’s results of operations, financial condition and cash flows. The preparation of financial statements requires the use of estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for all of 2007. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in NCB’s Annual Report on Form 10-K.
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
     The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating NCB’s reported financial results: allowance for loan losses, servicing assets and interest-only receivables, derivative instruments and hedging, and income taxes.
     The assumptions involved in applying these policies are discussed in the Annual Report on Form 10-K. NCB evaluates the accounting estimates and assumptions on an on-going basis. As of March 31, 2007, NCB has not made any significant changes to the estimates and assumptions used in applying the critical accounting policies from the audited 2006 financial statements.
     While NCB believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Cash	$27,870	$24,747
Cash equivalents	24,611	23,009

Total	$52,481	$47,756

     In addition, there was restricted cash of $5.5 million as of March 31, 2007 and $5.4 million as of December 31, 2006, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 8.

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities at March 31, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$39,678	$629	$(627)	$39,680
U.S. Treasury and agency obligations	38,405	27	(166)	38,266
Corporate notes	5,408	12	(15)	5,405
Mutual funds	1,519	—	(122)	1,397
Mortgage-backed securities	1,218	12	(35)	1,195
Equity securities	52	97	—	149

Total	$86,280	$777	$(965)	$86,092

     The composition of available-for-sale investment securities at December 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$39,891	$545	$(486)	$39,950
U.S. Treasury and agency obligations	37,526	12	(257)	37,281
Corporate notes	5,659	8	(33)	5,634
Mutual funds	1,503	—	(124)	1,379
Mortgage-backed securities	1,406	7	(36)	1,377
Equity securities	50	37	—	87

Total	$86,035	$609	$(936)	$85,708

     The fair value of investment securities could change from period to period due to factors such as a change in the general level of interest rates or a deterioration in the credit quality of the issuer or in the business conditions of the issuer. NCB does not consider the unrealized losses at March 31, 2007 to be other-than-temporary in accordance with U.S. generally accepted accounting principles.
Interest-only certificated receivables
     The unrealized losses on NCB’s interest-only certificated receivables were caused by interest rate increases. The certificated interest-only strips were created when NCB securitized loans and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider the certificated interest-only strips to be other-than-temporarily impaired at March 31, 2007.
U.S. Treasury and agency obligations, Corporate notes, Mutual funds and Mortgage-backed securities
     At March 31, 2007, NCB held U.S. treasury and agency obligations guaranteed by the full faith and credit of the U.S. government and its agencies; therefore, NCB considers the loss on these items as interest-rate related. At March 31, 2007, NCB held mortgage-backed securities, issued by Freddie Mac and Fannie Mae and considers the loss on those items to be interest-rate related. At March 31, 2007, NCB held investment-grade corporate notes and given the current credit ratings of these companies, NCB considers the loss on the notes to be interest-rate related. NCB considers the loss on the mutual funds to be interest-rate related. Additionally, NCB has the ability and intent to hold the corporate notes, mutual funds and mortgage-backed securities until a recovery of fair value, which may be maturity, and thus concludes that individually, and as a group, the losses are not other-than-temporary.
     Interest-only certificated receivables substantially pertain to loans to cooperative housing corporations.
     During the three months ended March 31, 2007, there were no available-for-sale securities sold compared with $0.9 million of available-for-sale securities sold during the three months ended March 31, 2006.
     The composition of held-to-maturity investment securities at March 31, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$277	—	$1,455
Corporate debt securities	417	46	—	463

Total	$1,595	$323	$—	$1,918

     The composition of held-to-maturity investment securities at December 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$254	$—	$1,432
Corporate debt securities	469	9	—	478

Total	$1,647	$263	$—	$1,910

5. LOAN SERVICING
     Loans serviced for others are not included in the accompanying consolidated balance sheets.
     Changes in the portfolio of loans serviced for others were as follows (dollars in thousands):

	2007	2006
Balance at January 1	$4,682,056	$4,086,526
Additions	247,526	224,230
Loan payments and payoffs	(91,197)	(46,732)

Balance at March 31	$4,838,385	$4,264,024

     Refer to Note 17 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

6. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Consumer loans	$10,615	$10,707
Commercial loans	512,213	521,649
Real estate loans:
Residential	722,641	701,311
Commercial	159,192	146,435
Lease financing	563	636

Total	$1,405,224	$1,380,738

7. LOANS HELD FOR SALE
     Loans held for sale by category are as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Consumer	$2,691	$1,382
Commercial loans	12,119	10,026
Real estate loans:
Residential	149,003	180,862
Commercial	52,839	50,577

Total	$216,652	$242,847

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
     The Letter of Credit maintained under the Agreement (as subsequently amended for additional sales) was approximately $12.4 million as of March 31, 2007 and December 31, 2006. The unpaid principal balance of the loans covered by the Agreement was $265.9 million as of March 31, 2007 compared with $268.1 million as of December 31, 2006. Since the inception of the Agreement, NCB has not been required to reimburse Fannie Mae for any losses.
     In January 2003, NCB purchased from NCB Capital Impact (previously known as NCB Development Corporation) the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of March 31, 2007 and December 31, 2006, the unpaid principal balance of loans subject to this recourse obligation was $87.7 million and $100.4 million, respectively. As collateral for the associated recourse, NCB was required to deposit $4.9 million in a restricted cash account with a designated custodian.
     The recourse agreement does not adversely impact NCB’s ability to achieve sale accounting under paragraph 9(c) of FAS 140 because the agreement with Fannie Mae does not both entitle and obligate NCB to repurchase any of the covered loans or give NCB the ability to unilaterally cause the holder to return specific assets other than through a clean up call.
9. IMPAIRED LOANS
     Impaired loans totaled $16.4 million and $21.6 million at March 31, 2007 and December 31, 2006, respectively. The average balance of impaired loans was $19.0 million and $13.8 million for the three months ended March 31, 2007 and 2006, respectively. The interest income that was due, but not recognized on impaired loans was $0.4 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 NCB had a specific allowance of $3.8 million related to $10.4 million of impaired loans and a general allowance of $1.3 million related to $6.0 million of impaired loans. At December 31, 2006 NCB had a specific allowance of $6.4 million related to $19.1 million of impaired loans and a general allowance of $0.3 million related to $2.5 million of impaired loans. Reserves at March 31, 2007 were deemed adequate to cover the estimated loss exposure related to the above loans.
     As of March 31, 2007, there were not any commitments to lend additional funds to borrowers whose loans were impaired.
     Real estate owned was $165.8 thousand at March 31, 2007 and $193.1 thousand at December 31, 2006.
10. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the components of the allowance for loan losses as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Specific allowance on impaired loans	$3,765	$6,443
General allowance on impaired loans	1,280	325
General allowance	13,160	12,712

Total allowance for loan losses	$18,205	$19,480

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31 (dollars in thousands):

	2007	2006
Balance at January 1	$19,480	$20,193

Charge-offs
Consumer	—	—
Commercial	(919)	(92)
Real estate	—	—

Total charge-offs	(919)	(92)

Recoveries
Consumer	—	—
Commercial	31	59
Real estate	—	—

Total Recoveries	31	59

Net (charge-offs) recoveries	(888)	(33)

Credit for loan losses	(387)	(13)

Balance at March 31	$18,205	$20,147

     The $0.9 million charge-off during the quarter was related to a partial charge-off of one loan to a grocery retailer.
     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the three months ended March 31 (dollars in thousands):

	2007	2006
Balance at January 1	$1,528	$2,605
Provision for unfunded commitments	66	63

Balance at March 31	$1,594	$2,668

11. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	March 31,	December 31,
	2007	2006
Non-certificated interest-only receivables	$31,987	$33,053
Accrued interest receivables	10,805	10,044
Mortgage servicing rights	10,322	9,362
Federal Home Loan Bank stock	9,274	8,421
Premises and equipment, net	9,248	7,316
Valuation of letters of credit	6,575	6,914
Prepaid assets	2,579	2,397
Equity method investments	2,458	2,391
Derivative assets	1,447	2,210
Other	3,088	2,755

Total other assets	$87,783	$84,863

     Within premises and equipment at March 31, 2007 was $4.2 million of building expenditures relating to NCB’s new operations center in Arlington, VA and new headquarters in Washington, D.C. compared to $3.2 million at December 31, 2006.
12. DEPOSITS
     Deposits consisted of the following (dollars in thousands):

	March 31, 2007		December 31, 2006
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$37,338	—	$39,596	—
Interest-bearing demand deposits	233,700	3.85%	214,824	3.60%
Savings deposits	6,806	1.26%	6,493	1.26%
Certificates of deposit	623,460	4.76%	545,540	4.61%

Total deposits	$901,304		$806,453

          The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $482.0 million and $398.0 million at March 31, 2007 and December 31, 2006, respectively.
          At March 31, 2007 and December 31, 2006, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Within 3 months	$117,413	$77,901
Over 3 months through 6 months	69,382	34,974
Over 6 months through 12 months	78,762	53,124
Over 12 months	216,404	231,524

Total certificates of deposit	$481,961	$397,523

          Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months
	ended March 31,
	2007	2006
Interest-bearing demand deposits	$2,129	$1,724
Savings deposits	21	20
Certificates of deposit	6,773	5,193

Total deposit interest expense	$8,923	$6,937

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

     NCB, FSB’s capital exceeded the minimum capital requirements at March 31, 2007 and December 31, 2006. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at March 31, 2007 and December 31, 2006 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Tangible Capital (to tangible assets)	$136,029	10.93%	$18,666	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$143,179	13.44%	$85,236	8.00%	$106,545	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$135,525	12.72%	N/A	N/A	$63,927	6.00%
Core Capital (to adjusted tangible assets)	$136,029	10.93%	$49,775	4.00%	$62,219	5.00%

As of December 31, 2006:
Tangible Capital (to tangible assets)	$130,128	10.74%	$18,173	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$134,892	14.09%	$76,599	8.00%	$95,749	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$129,619	13.54%	N/A	N/A	$57,450	6.00%
Core Capital (to adjusted tangible assets)	$130,128	10.74%	$48,462	4.00%	$60,577	5.00%
          The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. At March 31, 2007, no such limitations or restrictions existed.
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
          NCB also makes rate lock commitments to extend credit to borrowers for the origination of cooperative housing corporation loans, single-family cooperative loans, and single-family residential loans. In the case of single-family cooperative loans and single-family residential loans, the rate lock commitments generally extend for a 30-day period. Some of these commitments will expire due to the purchase of the commitments not being completed within 30 days. For cooperative housing corporation loans, the rate lock commitments can extend for 12 months or longer, but there is generally little to no fall out prior to closing.
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
          The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at March 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2007	2006	2007	2006
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$824,188	$759,868	$4,121	$3,799
Rate lock commitments to extend credit:
Single family	$9,070	$6,374	$10	$10
Commercial real estate	$126,670	$140,902	$(663)	$(2,485)
Standby letters of credit	$222,229	$234,248	$7,812	$8,584
          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $6.4 million was recorded in other liabilities and a corresponding asset of $6.6 million was recorded in other assets in the Consolidated Balance Sheet at March 31, 2007. In accordance with FIN 45, a liability of $6.8 million was recorded in other liabilities and a corresponding asset of $6.9 million was recorded in other assets in the Consolidated Balance Sheet at December 31, 2006.
          NCB reserved $1.6 million and $1.5 million as of March 31, 2007 and December 31, 2006, respectively, to cover its loss exposure to unfunded commitments.

15. DERIVATIVE FINANCIAL INSTRUMENTS
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
          NCB enters into interest rate swaps and futures contracts and forward loan sale commitments to offset changes in fair value associated with fixed rate warehouse loans, rate lock commitments and debt due to changes in benchmark interest rates.
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

	Three months ended March 31,
	2007	2006
Unrealized (loss) gain on designated derivatives recognized (1)	$(121)	$2,977
Increase (decrease) in value of warehouse loans (2)	117	(3,006)

Net hedge ineffectiveness (3)	(4)	(29)

Unrealized loss on undesignated loan commitments recognized (4)	(96)	(3,355)
Gain on undesignated derivatives recognized (5)	722	3,457

Net gain on undesignated derivatives	626	102

Unrealized (loss) gain on other non-hedging derivatives (6)	(151)	243

Net SFAS 133 adjustment	$471	$316

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the swap over the period presented.

(2)	Quantifies the change in value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period, whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counter parties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At March 31, 2007, NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $0.2 million. NCB does not anticipate nonperformance by any of its counter parties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
          Forward loan sales commitments lock in the prices at which commercial real estate, single-family residential loans and cooperative single-family loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such warehoused loans. Forward loan sale commitments are also used to economically hedge rate lock commitments to extend credit to borrowers for generally a 30-day period for the origination of single-family residential and cooperative single-family loans. NCB also participates in a cash window program with Fannie Mae to forward sell commercial real estate loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.
          The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at March 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2007	2006	2007	2006
Financial futures contracts	$21,000	$10,200	$144	$11
Interest rate swap agreements	$380,221	$361,517	$(2,057)	$3,496
Forward sales commitments:
Cooperative single family	$22,250	$15,767	$(9)	$58
Cooperative multifamily	$2,695	$44,000	$(20)	$1,233
16. SEGMENT REPORTING
          NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate loans nationally, with a concentration in New York City. The Warehouse Lending segment originates commercial real estate loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment income consists of NCB’s unallocated administrative income and expense and net interest income from investments and corporate debt after allocations to segments. The Other segment assets consist mostly of unallocated cash and cash equivalents, investment securities, Federal Home Loan Bank stock, premises and equipment and equity investment securities. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies detailed in NCB’s Annual Report on Form 10-K for the year ended December 31, 2006.

          The following is the segment reporting for the three months ended March 31 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,204	$8,824	$6,514	$7,361	$1,310	$34,213
Interest expense	5,586	4,814	4,698	4,472	1,015	20,585

Net interest income	4,618	4,010	1,816	2,889	295	13,628

(Credit) provision for loan losses	(1,065)	372	—	306	—	(387)

Non-interest income	1,193	940	7,312	292	467	10,204

Non-interest expense:
Direct expense	1,799	756	1,325	883	6,212	10,975
Overhead and support	1,647	670	1,026	793	—	4,136

Total non-interest expense	3,446	1,426	2,351	1,676	6,212	15,111

Income (loss) before taxes	$3,430	$3,152	$6,777	$1,199	$(5,450)	$9,108

Total average assets	$452,494	$452,262	$394,793	$485,857	$136,549	$1,921,955

Total assets	$452,402	$472,698	$291,766	$488,231	$131,989	$1,837,086

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,197	$5,445	$5,525	$5,933	$866	$27,966
Interest expense	5,506	2,264	5,146	3,025	589	16,530

Net interest income	4,691	3,181	379	2,908	277	11,436

(Credit) provision for loan losses	(32)	(73)	—	92	—	(13)

Non-interest income	1,264	1,206	4,670	689	—	7,829

Non-interest expense:
Direct expense	1,642	889	1,371	1,391	5,225	10,518
Overhead and support	941	532	764	822	—	3,059

Total non-interest expense	2,583	1,421	2,135	2,213	5,225	13,577

Income (loss) before taxes	$3,404	$3,039	$2,914	$1,292	$(4,948)	$5,701

Total average assets	$539,606	$265,153	$373,511	$461,531	$130,495	$1,770,296

Total assets	$532,557	$309,043	$271,370	$500,604	$86,935	$1,700,509

17. LOAN SALES AND SECURITIZATIONS
          NCB sells commercial real estate and residential real estate loans. When NCB sells loans, it generally continues to hold the mortgage servicing rights and, depending on the nature of the sale, may also continue to hold interest-only securities (retained interests).
          During the three months ended March 31, 2007 and 2006, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s sale of loans through securitized transactions were $200.7 million and generated a total of $2.0 million in retained interests for the three months ended March 31, 2007. The proceeds from NCB’s sales of loans through securitized transactions were $207.3 million and generated a total of $1.7 million in retained interests for the three months ended March 31, 2006.
          During the three months ended March 31, 2007 and 2006, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $51.1 million and generated a total of $0.6 million in retained interests for the three months ended March 31, 2007. The net proceeds from the sale of these loans were $19.3 million and generated a total of $0.1 million in retained interests for the three months ended March 31, 2006.
          NCB does not retain the servicing rights on auto loan sales, which generated net proceeds of $48.3 million and $28.8 million for the three months ended March 31, 2007 and March 31, 2006, respectively.
          In total, NCB generated a gain on the sale of loans of $7.0 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. This was due to what NCB believes to be an usually profitable portfolio of loans sold in the first quarter of 2007 combined with improved market conditions in the commercial mortgage secondary market in 2007. NCB is not anticipating the same levels of returns for the remainder of 2007.
          See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.
          Mortgage Servicing Rights(“MSRs”)
          MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.06% to 0.39% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
          Pursuant to paragraph 63 of FAS 140 (as amended), MSRs subsequently measured using the amortization method are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.

          Activity related to MSRs for the three months ended March 31, 2007 and 2006 was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2007	2006
Balance at January 1	$9,362	$5,803
Additions	1,236	1,017
Amortization	(276)	(192)

Balance at March 31	$10,322	$6,628

          NCB services three types of loans: cooperative single-family loans, cooperative multifamily loans and commercial real estate loans. At March 31, 2007 and December 31, 2006 the MSR balance relating to the servicing of cooperative single-family loans was $2.5 million and $2.4 million respectively. At March 31, 2007 and December 31, 2006 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $7.8 million and $7.0 million, respectively. The weighted-average annual prepayment speed at the time of sale increased for cooperative single-family loans, cooperative multifamily loans and commercial real estate loans. In addition, the proportion of single-family MSR’s created increased quarter over quarter. Cooperative single-family loans typically have a much higher annual prepayment speed than cooperative multifamily loans or commercial real estate loans. To date, no principal loss relating to an NCB originated cooperative blanket or commercial real estate loan originated for sale has ever occurred.
          No valuation allowance was established for MSRs at March 31, 2007 and 2006. Additionally, during the three months ended March 31, 2007 and 2006, there was no impairment or reversal of impairment recorded.
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
          Key economic assumptions used in determining the fair value of MSRs at the time of sale for the three months ended March 31, were as follows:

	2007	2006
Weighted-average life (in years)	7.7	8.4
Weighted-average annual prepayment speed	7.2%	3.5%
Residual cash flow discount rate (annual)	10.8%	10.9%
Earnings rate P&I float, escrows and replacement reserves	5.4%	5.2%

          Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs at March 31, 2007 and December 31, 2006 and the effect on the fair value of those MSRs from adverse changes in those assumptions, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Fair value of mortgage servicing rights	$13,009	$12,059
Weighted-average remaining life (in years)	7.1	7.2
Weighted-average annual prepayment speed	8.0%	7.8%
Impact on fair value of 10% adverse change	$(199)	$(190)
Impact on fair value of 20% adverse change	$(384)	$(365)
Residual cash flows discount rate (annual)	10.7%	10.8%
Impact on fair value of 10% adverse change	$(511)	$(477)
Impact on fair value of 20% adverse change	$(989)	$(923)
Earnings rate of P&I float, escrow and replacement	5.2%	5.2%
Impact on fair value of 10% adverse change	$(628)	$(476)
Impact on fair value of 20% adverse change	$(1,256)	$(953)
Interest-Only receivables
          Activity related to interest-only receivables for the three months ended March 31, 2007 and 2006 was as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2007	2006
Balance at January 1 at fair value	$39,950	$42,027
Additions	1,107	828
Amortization	(1,301)	(1,216)
Change in valuation allowance	(57)	(607)
Writedown of asset due to prepayment	(19)	(6)

Balance at March 31 at fair value	$39,680	$41,026

	Non-certificated Interest-Only
	Receivables
	2007	2006
Balance at January 1 at fair value	$33,053	$35,671
Additions	254	—
Amortization	(1,105)	(1,001)
Change in valuation allowance	(152)	(747)
Writedown of asset due to prepayment	(63)	(5)

Balance at March 31 at fair value	$31,987	$33,918

          The portion of the prepayment fees for the three months ended March 31, 2007 and 2006 that triggered the write-down of the interest-only receivables was $0.3 million and $0.9 million respectively.
          For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumption used in the valuation of its interest-only receivables is the discount rate.

          Key economic assumptions used in determining the fair value of interest-only receivables at the time of securitization were as follows:

	March 31,
	2007	2006
Weighted-average life (in years)	9.1	9.1
Weighted-average annual discount rate	6.28%	6.99%
          Key economic assumptions used in subsequently measuring the fair value of NCB’s other retained interests at March 31, 2007 and December 31, 2006, and the effect on the fair value of those other retained interests from adverse changes in those assumptions were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Fair value of other retained interest	$71,667	$73,003
Weighted-average life (in years)	6.8	6.8
Weighted average annual discount rate	6.38%	6.25%
Impact on fair value of 10% adverse change	$(2,815)	$(1,529)
Impact on fair value of 20% adverse change	$(4,238)	$(3,007)
          At March 31, 2007 and December 31, 2006 the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.0 billion and $3.9 billion, respectively. At March 31, 2007 there was $0.3 million, or less than 0.1%, of delinquent loans. At December 31, 2006 there was $3.6 million, or 0.1%, of delinquent loans.
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
          The following table summarizes the cash flows received from loan sale activity and retained interests for the three months ended March 31, (dollars in thousands):

	2007	2006
Net proceeds from loans sold through securitization	$200,694	$207,283
Net proceeds from other loan sales	$51,081	$19,361
Net proceeds from auto loan sales	$48,333	$28,768
Servicing fees received	$1,372	$1,272
Cash flows received on interest-only receivables	$3,673	$3,672
18. NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 156
NCB adopted the FASB Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), effective January 1, 2007. SFAS 156 provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. NCB did not elect, subsequent to its initial measurement, to measure any of its servicing assets at fair value.
FASB Staff Position FASB Interpretation No. 48
          NCB adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have any impact on the consolidated financial statements of NCB.
Statement of Financial Accounting Standards No. 157
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. NCB is currently evaluating the impact, if any, that SFAS 157 will have on its financial condition and results of operations.
Statement of Financial Accounting Standards No. 159
          On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, NCB may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. Once elected, the election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. NCB will adopt SFAS 159 on January 1, 2008 and is currently evaluating the impact, if any, that SFAS 159 will have on its financial condition and results of operations.
Other
          NCB transfers commercial mortgage loans to trusts that issue various classes of securities backed by the commercial loans to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by FAS 140. NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in FAS 140 for QSPE status. Regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in FAS 140. As a result the FASB added this issue to its agenda in December 2005. At a July, 2006 meeting, FASB combined this project with a wider project on the Transfers of Financial Assets. If future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, NCB cannot predict what the transition provisions for implementing such guidance will be.

19. PROVISION FOR INCOME TAXES
           NCB’s effective tax rate on consolidated operations was 0.0% and 8.9% for the three months ending March 31, 2007 and 2006, respectively. The effective tax rate decreased for the 2007 reporting period because the proportion of NCB’s taxable earnings in the taxable subsidiaries was greater in the three months ending March 31, 2006 than in the three months ending March 31, 2007. NCB also recorded a reduction in its state tax reserve of approximately $0.2 million.
20. SUBSEQUENT EVENTS
           NCB had an existing office lease at 1725 Eye Street, NW Washington, D.C. (“1725 Eye Street”), which had a term through 2011. In January 2006, to accommodate expanding operations, NCB entered into a lease for office space in Arlington, Virginia. The Arlington, Virginia lease agreement provided NCB with the option to have the Arlington landlord assume the economic obligation for the remaining 1725 Eye Street lease term. In August 2006, NCB exercised this option. NCB vacated its offices at 1725 Eye Street, in April 2007. The majority of NCB’s operational activities relocated to Arlington, Virginia. NCB’s principal executive offices have relocated to 601 Pennsylvania Avenue, NW, Washington, D.C.
           A suitable tenant was identified to execute a lease with the 1725 Eye Street landlord. In May 2007, NCB agreed to terminate the 1725 Eye Street lease for which NCB paid a termination fee of $1.6 million to the 1725 Eye Street landlord. Following the execution of the termination agreement with the 1725 Eye Street landlord, neither NCB nor the Arlington landlord had any further contractual obligation to the 1725 Eye Street landlord. Through an amendment to the Arlington, Virginia lease NCB received $1.6 million from the Arlington, Virginia landlord. In the second quarter of 2007, NCB recognized $1.9 million from the write-off of the remaining deferred rent liability associated with the 1725 Eye Street lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          The purpose of this analysis is to provide the reader with information relevant to understanding and assessing NCB’s results of operations. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document and the December 31, 2006 audited consolidated financial statements and the accompanying notes included in NCB’s recent Annual Report on Form 10-K.
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
Highlights — Financial Performance for the three months ended March 31, 2007
•	Strong commercial real estate loan sale gains netting 2.76% of sold principal balance for the three months ended March 31, 2007 compared to 1.74% for the same period in 2006.

•	Deposit growth of 11.8% from December 31, 2006.

•	Net interest margin of 2.91% vs. 2.67% for the same period last year primarily due to the recognition of $1.1 million in interest income from a $7.6 million loan in non-accrual status that was paid off during the quarter.

•	Solid credit quality — Non-performing assets of 0.9% of total assets at March 31, 2007 vs. 1.2% at December 31, 2006.
Results of Operations
For the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
Overview
          NCB’s net income for the three months ended March 31, 2007 was $9.1 million. This was a 75.3% or $3.9 million increase compared with $5.2 million for the three months ended March 31, 2006. A $2.2 million increase in net interest income and a $2.7 million increase in gain on the sale of loans was partially offset by a $0.9 million increase in salaries and benefits expense and a $0.6 million increase in occupancy and equipment expense.
          Total assets increased 0.4% or $7.6 million to $1.84 billion at March 31, 2007 from $1.83 billion at December 31, 2006.
          The annualized return on average total assets was 1.9% and 1.2% for the three months ended March 31, 2007 and 2006, respectively. The annualized return on average members’ equity was 16.1% and 9.2% for the three months ended March 31, 2007 and 2006, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended March 31,
Profitability	2007	2006

Net interest income	$13,628	$11,436
Net yield on interest earning assets	2.91%	2.67%
Non-interest income	$10,204	$7,829
Non-interest expense	15,111	13,577
Net income	9,106	5,196

Return on average assets	1.9%	1.2%
Return on average members’ equity	16.1%	9.2%
Efficiency ratio	63.4%	70.5%

Supplemental Data	March 31, 2007	December 31, 2006

Loans held for sale	$216,652	$242,847
Loans and lease financing	1,405,224	1,380,738
Total assets	1,837,086	1,829,477
Total borrowings	644,009	743,769

Full time equivalent employees	326	306

Average members’ equity as a percentage of average total assets	11.7%	12.8%
Average total loans and lease financing	13.2%	14.3%
Net average loans and lease financing to average total assets	88.0%	88.2%
Net average earning assets to average total assets	96.5%	97.3%

Credit Quality	March 31, 2007	December 31, 2006

Allowance for loan losses	$18,205	$19,480
Allowance for loan losses to loans outstanding	1.1%	1.2%
(Credit) provision for loan losses	$(387)	$3,667
Non-accrual loans	16,402	21,600
Real estate owned	166	193
Total non-performing assets	16,568	21,793
Non-performing assets as a percentage of total assets	0.9%	1.2%

Net Interest Income
     Net interest income for the three months ended March 31, 2007 increased $2.2 million or 19.2% to $13.6 million compared with $11.4 million for the three months ended March 31, 2006. The net yield on interest earning assets increased from 2.67% for the three months ended March 31, 2006 to 2.91% for the same period in 2007. The primary reason for the increase was the recognition of $1.1 million of interest income from a loan previously in non-accrual status, which accounted for 23 of the 24 basis point change.
     For the three months ended March 31, 2007, interest income increased by 22.3% or $6.2 million to $34.2 million compared with $28.0 million for the three months ended March 31, 2006. The total average earning balances increased by $160.7 million and aggregate yields increased from 6.53% in 2006 to 7.30% in 2007. The recognition of the $1.1 million of interest income from a loan previously in non-accrual status accounted for 26.7% of the increase in aggregate yields. In addition, the majority of NCB’s loan portfolio is indexed to rates, predominantly LIBOR and prime, that have repriced upwards over the duration of the two reporting periods.
     Interest income from real estate loans increased $4.3 million or 29.3%. An increase in average balances of $161.3 million or 16.3%, primarily in the commercial real estate segment, contributed $2.5 million of the increase, while an increase in the yield from 5.99% in 2006 to 6.65% in 2007 contributed $1.8 million. Commercial loans and lease interest income increased $1.6 million or 14.6%. The increase in the yield from 7.44% in 2006 to 8.85% in 2007 contributed $2.0 million to the year-over-year increase in income. However, average balances decreased, due to a competitive market place, by $21.2 million, offsetting $0.4 million of the increase in income due to yields. Interest income from investment securities and cash equivalents increased by $0.4 million. A $23.1 million or 21.6% increase in average balances contributed $343 thousand, while the increase in the yield from 5.85% in 2006 to 6.00% in 2007 contributed $45 thousand to the year-over-year increase.
     Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB, as described in NCB’s Annual Report on Form 10-K for the year ended December 31, 2006. Other interest income was $0.7 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.
     Interest expense for the three months ended March 31, 2007 increased $4.1 million or 24.5% from $16.5 million in 2006 to $20.6 million in 2007. Interest expense on deposits increased $2.0 million or 28.6%. Average deposit balances grew by $81.3 million or 10.4% from 2006 to 2007, accounting for $0.8 million of the increase. Additionally, the average deposit cost increased by 59 basis points from 3.55% to 4.14%, accounting for $1.2 million of the increase. This was due to both an increase in short-term interest rates and also the strong competition for deposits.
     Interest expense on short-term borrowings increased by $1.4 million or 33.8%. The average balance on short-term borrowings, primarily advances from the Federal Home Loan Bank, increased by $50.7 million accounting for $0.7 million of the increase in interest expense. The average cost of borrowing increased from 5.00% to 5.81%, accounting for $0.7 million of the increase in interest expense. Interest expense on long-term debt, other borrowings and subordinated debt increased $0.6 million or 12.0%. The average balance increased by $24.2 million, accounting for $0.3 million of the increase. In addition, the average cost of borrowing increased 30 basis points, again as the result of an increase in interest rates, accounting for $0.3 million of the increase.
     NCB recorded an addition to interest income of $0.1 million and an offset to interest income of $0.3 million associated with its swap contracts relating to the hedging of loans and loan commitments for the three months ended March 31, 2007 and 2006, respectively. In addition, and over the same respective periods, NCB recorded to interest expense an increase of $0.2 million and a decrease of $29.0 thousand relating to the hedging of fixed-rate liabilities.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the three months ended March 31, 2007.

Table 1
Changes in Net Interest Income
For the three months ended March 31,
(Dollars in thousands)

	2007 Compared to 2006
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real estate loans	$2,548	$1,776	$4,324
Commercial loans and leases	(432)	2,022	1,590

Total loans and lease financing	2,116	3,798	5,914
Investment securities and cash equivalents	343	45	388
Other interest income	(54)	(1)	(55)

Total interest income	2,405	3,842	6,247

Interest Expense
Deposits	782	1,204	1,986
Short-term borrowings	685	735	1,420
Long-term debt, other borrowings and subordinated debt	365	284	649

Total interest expense	1,832	2,223	4,055

Net interest income	$573	$1,619	$2,192

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the three months ended March 31,
(Dollars in thousands)

	2007			2006
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real estate loans*	$1,147,809	$19,089	6.65%	$986,536	$14,765	5.99%
Commercial loans and leases*	562,711	12,450	8.85%	583,919	10,860	7.44%

Total loans and lease financing*	1,710,520	31,539	7.38%	1,570,455	25,625	6.53%
Investment securities and cash equivalents	130,409	1,957	6.00%	107,269	1,569	5.85%
Other interest income	32,845	717	8.73%	35,307	772	8.75%

Total interest earning assets	1,873,774	34,213	7.30%	1,713,031	27,966	6.53%

Allowance for loan losses	(18,887)			(20,465)

Non-interest earning assets
Cash	10,085			12,249
Other	56,983			65,481

Total non-interest earning assets	67,068			77,730

Total assets	$1,921,955			$1,770,296

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$862,406	$8,923	4.14%	$781,073	$6,937	3.55%
Short-term borrowings	386,632	5,615	5.81%	335,932	4,195	5.00%
Long-term debt, other borrowings and subordinated debt	390,950	6,047	6.19%	366,790	5,398	5.89%

Total interest bearing liabilities	1,639,988	20,585	5.02%	1,483,795	16,530	4.46%

Other liabilities	56,252			59,437
Members’ equity	225,715			227,064

Total liabilities and members’ equity	$1,921,955			$1,770,296

Net interest earning assets	$233,786			$229,236

Net interest revenues and spread		$13,628	2.28%		$11,436	2.07%
Net yield on interest earning assets			2.91%			2.67%

* Average loan balances include non-accrual loans

Non-interest Income
(dollars in thousands)

	Non-interest income for the
	three months ended March 31,
	2007	2006
Gain on sale of loans	$7,000	$4,284
Loss on sale of investments available for sale	—	(8)
Servicing fees	1,096	1,095
Letter of credit fees	1,020	727
Prepayment fees	(13)	920
Other	1,101	811

Total	$10,204	$7,829

     Total non-interest income increased $2.4 million or 30.3% from $7.8 million during the three months ended March 31, 2006 to $10.2 million for the three months ending March 31, 2007. This was primarily driven by an increase of $2.7 million in gain on sale of loans from $4.3 million for the three months ended March 31, 2006 to $7.0 million for the three months ending March 31, 2007.
     The gain as a percentage of the sold principal balance of commercial real estate loans increased from 1.74% in the first three months of 2006 to 2.76% in the first three months of 2007. This was due to what NCB believes to be an usually profitable portfolio of loans sold in the first quarter combined with improved market conditions in the commercial mortgage secondary market. NCB is not anticipating the same levels of returns for the remainder of 2007.
     The increase in gain on the sale of loans was offset by the decrease in prepayment fees from $0.9 million for the three months ended March 31, 2006 to a loss of $13 thousand for the three months ended March 31, 2007, as the result of a greater write down of the interest-only receivable than the prepayment fee received. The prepayment fees recognized in the first quarter of 2006 were primarily related to two large prepayment fees on multi-family residential real estate loans.
     There were no securities available-for-sale sold during the three months ended March 31, 2007 compared to $0.9 million sold during the three months ended March 31, 2006.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.5 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.
     The following table shows the unpaid principal balance of loans sold during the three months ended March 31 (dollars in thousands):

	2007	2006
Commercial and residential real estate (CRRE) loans:
CRRE loans for securitization	$196,685	$205,129
Other CRRE loan sales	26,500	—

Total CRRE loans	223,185	205,129
Auto loans	48,333	28,768
Single-family residential and cooperative loans	21,734	15,985
SBA loans	2,608	3,116

Total	$295,860	$252,998

     The auto loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for the
	three months ended March 31,
	2007	2006
Compensation and employee benefits	$8,910	$8,029
Occupancy and equipment	2,175	1,560
Contractual services	1,249	1,637
Information systems	846	653
Corporate development	759	599
Travel and entertainment	310	346
Other	862	753

Total	$15,111	$13,577

          Non-interest expense for the three months ended March 31, 2007, increased 11.3% or $1.5 million to $15.1 million compared with $13.6 million for the corresponding prior year period primarily due to a $0.9 million increase in compensation and employee benefits and a $0.6 million increase in occupancy and equipment. Annualized non-interest expense as a percentage of average assets was 3.1% for the three months ended March 31, 2007 and 2006.
     Compensation and employee benefits, increased 11.0% or $0.9 million to $8.9 million compared to $8.0 million for the three months ended March 31, 2006. This was driven primarily by a $1.1 million increase in base salary adjustments, benefits and incentives for the year, a direct result of an increase in average headcount, partially offset by a $0.3 million increased deferral of the FAS 91 loan origination fees and costs for the three months ending March 31, 2007 compared to the same period ending March 31, 2006.
     Occupancy and equipment for the three months ended March 31, 2007 increased $0.6 million or 39.4% to $2.2 million compared with $1.6 million for the corresponding prior year period. The increase resulted from additional rent on the new operations center in Arlington, Virginia.

Credit Quality
     During the first three months of 2007, the allowance for loan losses decreased by $1.3 million, or 6.5%, to $18.2 million. This included $31.0 thousand of recoveries received and $0.9 million of charge-offs.
     The allowance for loan losses represented 1.3% and 1.4% of total loans and lease financing, excluding loans held for sale at March 31, 2007 and December 31, 2006, respectively. The allowance as a percentage of non-accruing loans was 111.0% at March 31, 2007 compared with 90.2% at December 31, 2006.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006
Real estate owned	$166	$193	$193	$62	$25
Non-accrual loans	16,402	21,600	22,063	18,681	13,059

Total	$16,568	$21,793	$22,256	$18,743	$13,084

As a percentage of loans and lease financing outstanding	1.18%	1.58%	1.64%	1.42%	1.01%

     Impaired assets, composed of non-accrual loans and real estate owned, totaled $16.6 million and $21.8 million at March 31, 2007 and December 31, 2006, respectively. The decrease was largely a result of the payoff of a $7.6 million grocery retail loan and an upgrade of a $2.2 million natural foods cooperative loan, partially offset by the addition of $0.5 million of impaired assets resulting from a $1.4 million loan to another grocery retailer, net of a $0.9 million charge-off during the first quarter. Real estate owned at March 31, 2007 and December 31, 2006 was $165.8 thousand and $193.1 thousand, respectively. The average balance of impaired loans was $19.0 million and $13.8 million for the three months ended March 31, 2007 and March 31, 2006, respectively.
Liquidity and Capital Resources
Cash Requirements
     NCB uses cash primarily for providing loans to eligible cooperative enterprises or enterprises controlled by eligible cooperatives, debt payments and patronage dividends to stockholders. NCB depends primarily on loan sales, deposits from customers and debt borrowings to finance future growth.
     Cash Balances. As of March 31, 2007, NCB had $52.5 million of cash and equivalents, which was an increase of $4.7 million from December 31, 2006.
     As of March 31, 2007, NCB also had $5.5 million of cash that was restricted as a result of a recourse obligation as discussed in Note 8.

Sources and Uses of Funds
     NCB’s principal sources of funds are loan sales, interest on loans, deposits from customers and debt borrowings. The principal uses of funds are loan fundings and purchases of investment securities.
     Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the three months ended March 31, 2007 was $37.6 million against $27.7 million for the three months ended March 31, 2006. This increase in cash provided was primarily due to a $44.7 million increase in net proceeds from the sale of loans held for sale, offset by a $19.2 million increase in cash used for the purchase of loans held for sale and a $21.0 million increase in cash used to originate loans for sale, net of principal collections.
     Cash Used in Investing Activities. NCB’s net cash used in investing activities for the three months ended March 31, 2007 was $27.3 million compared to $27.2 million for the three months ended March 31, 2006 primarily due to a $1.4 million increase in cash used for the purchase of premises and equipment, primarily related to NCB’s new operations center in Arlington, Virginia. This was offset by a $1.6 million decrease in cash used for loan and lease originations.
     Cash (Used in) Provided by Financing Activities. NCB’s net cash used in financing activities for the three months ended March 31, 2007 was $5.6 million against $1.0 million of net cash provided by financing activities for the three months ended March 31, 2006 primarily due to a $54.4 million increase in cash from deposits, offset by a $61.0 million net increase in cash used to repay short-term borrowings.
Loans and Leases
     Loans and leases, including loans held for sale, outstanding were $1.6 billion at March 31, 2007 and December 31, 2006.
     The commercial loan and lease portfolio slightly decreased 1.8% to $512.8 million at March 31, 2007 compared with $522.3 million at December 31, 2006 due to increased competition in the commercial loan market place and the payoff of a large grocery retailer loan. NCB’s commercial portfolio has a concentration in the food retailing and healthcare markets, the latter being mostly residential care facilities. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are generally expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of the collateral.
     NCB’s real estate loan portfolio increased 4.0% to $881.8 million for the three months ended March 31, 2007 from $847.7 million at December 31, 2006. NCB’s real estate portfolio has continued to grow as it has continued to expand its lending capabilities in the commercial real estate market. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgages and cooperative single-family loans.
Interest-Bearing Liabilities
     Per Table 4, interest-bearing liabilities remained relatively constant at $1.5 billion and $1.6 billion at March 31, 2007 and December 31, 2006, respectively.
     In 2007, NCB has made deposit growth to fund loans a strategic focus. As a result, for the three months ended March 31, 2007, deposits, all of which are held at NCB, FSB, increased 11.8% to $901.3 million from $806.5 million at December 31, 2006. The weighted average rate on deposits at March 31, 2007 was 4.4% compared to 4.3% at December 31, 2006. The average maturity of the certificates of deposit at March 31, 2007 was 17.7 months compared with 20.2 months at December 31, 2006.
     At March 31, 2007 NCB had two customers each having deposits in excess of 5% of NCB’s total deposits, of 13.0% and 5.8% of total deposits respectively. Of the $168.9 million of total deposits from these two customers, $0.2 million relates to non-interest bearing demand deposits, $33.6 million relates to interest bearing demand deposits and $135.1 million relates to certificates of deposit with early withdrawal penalties. Of the $135.1 million of certificates of deposit, $18.1 million matures within 3 months and $117.0 million has a maturity ranging from 9 months to 87 months. Thus, NCB does not consider this concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	March 31,	December 31,
	2007	2006	% Change
Deposits	$901,304	$806,453	11.8%
Short-term debt	254,333	354,673	-28.3%
Long-term debt	218,330	217,773	0.3%
Subordinated debt	120,691	120,676	0.0%
Junior subordinated debt	50,655	50,647	0.0%

Total	$1,545,313	$1,550,222	-0.3%

     At March 31, 2007 total short-term and long-term borrowings (including subordinated debt) decreased $99.8 million or 13.4% from $743.8 million at December 31, 2006 to $644.0 million at March 31, 2007 as the increase in the deposit base allowed NCB to reduce short-term borrowings with the Federal Home Loan Bank.
     NCB, FSB had $171.1 million advances from the FHLB, of which $50.0 million were long-term, at March 31, 2007 compared to $249.5 million at December 31, 2006, of which $50.0 million were long-term. NCB also has letter of credit availability under the FHLB of which $15.7 million and $8.6 million was outstanding at March 31, 2007 and December 31, 2006, respectively.
     At March 31, 2007 NCB had $130.0 million outstanding under its revolving line of credit. NCB also has letter of credit availability under the revolver of which $17.4 million was outstanding at March 31, 2007. At December 31, 2006, $156.0 million was outstanding on the revolving line of credit with $5.0 million outstanding on the letter of credit.
     NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available of which $4.0 million was outstanding at March 31, 2007. There were no bid lines outstanding at December 31, 2006.
     At March 31, 2007 and December 31, 2006, under its Medium Term Note Program, NCB had authority to issue up to $151.0 million of medium term notes. As of March 31, 2007 and December 31, 2006, NCB had $15.0 million of medium term notes outstanding under this program.
     In addition, as of March 31, 2007 and December 31, 2006, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding. At March 31, 2007 and December 31, 2006, NCB had $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.
Contractual Obligations
     At March 31, 2007 there were no material changes to either the type or maturity of contractual obligations from December 31, 2006.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
     Discussion of NCB’s commitments, contingent liabilities and off-balance sheet arrangements is included in Notes 14 and 15 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.
Patronage Dividends
     In connection with the annual patronage dividend, NCB is required to distribute all patronage related income, less reserves for dividends on Class C stock, for interest on and redemption of Class A Notes, and for losses.
Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $2.0 thousand and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. NCB’s effective tax rate on consolidated operations was 0.0% and 8.9% for the three months ending March 31, 2007 and 2006, respectively. The effective tax rate decreased for the 2007 reporting period because the proportion of NCB’s taxable earnings in the taxable subsidiaries was greater in the three months ending March 31, 2006 than in the three months ending March 31, 2007. NCB also recorded a reduction in the state tax reserve of approximately $0.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          No material changes in NCB’s market risk profile occurred from December 31, 2006 to March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     (a) As of the end of the period covered by this report, NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, NCB’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are functioning effectively to provide reasonable assurance that NCB can meet its obligations to disclose in a timely manner material information required to be included in the its reports under the Exchange Act.
     (b) There have been no significant changes in NCB’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date that NCB’s management carried out its evaluation.
Part II OTHER INFORMATION
Item 1. Legal Proceedings
          In the normal course of business NCB is involved in various types of litigation and disputes, which may lead to litigation. NCB has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.
Item 1A. Risk Factors
          There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of NCB’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits
          The following exhibits are filed as part of this report:

Exhibit 13	2006 Annual Report

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK
Date: May 15, 2007

By:	/s/ Richard L. Reed Richard L. Reed, Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler

Dean Lawler Senior Vice President,
Corporate Controller