Form 10-Q
period 2007-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2007-08-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes  ☐     No  ☑.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2007: Class B 1,627,361; Class C 244,938.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

		Page No.

PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — June 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Income (unaudited) — for the three and six months ended June 30, 2007 and 2006	2

	Consolidated Statements of Comprehensive Income (unaudited) — for the six months ended June 30, 2007 and 2006	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) — for the six months ended June 30, 2007 and 2006	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) — June 30, 2007	7-27

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the six and three months ended June 30, 2007 and 2006	28-44

Item 3	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4	Controls and Procedures	45

PART II OTHER INFORMATION

Item 1	Legal Proceedings	45

Item 1A	Risk Factors	45

Item 6	Exhibits	45

	Signatures	46

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$55,238	$47,756
Restricted cash	5,530	5,398
Investment securities
Available-for-sale	86,447	85,708
Held-to-maturity	1,595	1,647
Loans held for sale	312,774	242,949
Loans and lease financing	1,418,254	1,380,636
Less: Allowance for loan losses	(18,591)	(19,480)

Net loans and lease financing	1,399,663	1,361,258
Other assets	100,274	84,863

Total assets	$1,961,521	$1,829,477

Liabilities and Members’ Equity
Liabilities
Deposits	$970,090	$806,453
Patronage dividends payable in cash	10,980	7,118
Other liabilities	47,387	44,299
Borrowings
Short-term	312,542	354,673
Long-term	217,315	217,773
Subordinated debt
Current	2,500	2,500
Non-current	118,205	118,176
Junior subordinated debt	50,664	50,647

Total borrowings	701,226	743,769

Total liabilities	1,729,683	1,601,639

Members’ equity
Common stock	187,230	187,230
Retained earnings
Allocated	15,931	10,328
Unallocated	29,261	29,388
Accumulated other comprehensive (loss) income	(584)	892

Total members’ equity	231,838	227,838

Total liabilities and members’ equity	$1,961,521	$1,829,477

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans and lease financing	$30,037	$26,618	$61,576	$52,243
Investment securities	1,940	1,769	3,897	3,338
Other interest income	746	724	1,463	1,496

Total interest income	32,723	29,111	66,936	57,077

Interest expense
Deposits	10,524	7,251	19,447	14,188
Short-term borrowings	4,306	4,807	9,921	9,003
Long-term debt, other borrowings and subordinated debt	6,111	5,669	12,158	11,067

Total interest expense	20,941	17,727	41,526	34,258

Net interest income	11,782	11,384	25,410	22,819

Provision (credit) for loan losses	438	(1,428)	51	(1,441)

Net interest income after provision (credit) for loan losses	11,344	12,812	25,359	24,260

Non-interest income
Gain on sale of loans	4,411	5,129	11,411	9,413
Loss on sale of investments available-for-sale	(15)	—	(15)	(8)
Servicing fees	1,136	1,156	2,232	2,251
Letter of credit fees	717	1,047	1,737	1,774
Prepayment fees	689	170	676	1,090
Other	1,165	937	2,266	1,748

Total non-interest income	8,103	8,439	18,307	16,268

Non-interest expense
Compensation and employee benefits	9,390	7,553	18,300	15,582
Lease termination costs	3,148	—	3,148	—
Occupancy and equipment	2,017	1,559	4,192	3,119
Contractual services	1,878	1,201	3,127	2,838
Deferred rent recognition related to lease termination	(1,860)	—	(1,860)	—
Information systems	1,117	660	1,963	1,313
Lower of cost or market adjustment	1,003	304	804	249
Corporate development	878	810	1,637	1,409
Travel and entertainment	383	343	693	689
(Credit) provision for unfunded commitments	(261)	1,348	(196)	1,412
Other	932	820	1,928	1,564

Total non-interest expense	18,625	14,598	33,736	28,175

Income before income taxes	822	6,653	9,930	12,353

Provision for income taxes	206	661	208	1,166

Net income	$616	$5,992	$9,722	$11,187

Distribution of net income
Patronage dividends	$2,038	$5,175	$9,465	$9,386
Retained earnings	(1,422)	817	257	1,801

	$616	$5,992	$9,722	$11,187

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the six months ended June 30,
(in thousands)
(Unaudited)

	2007	2006

Net income	$9,722	$11,187

Other comprehensive income
Unrealized holding loss before tax on available-for- sale investment securities and non-certificated interest- only receivables	(1,479)	(1,972)
Tax effect	3	9

Comprehensive income	$8,246	$9,224

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2007 and 2006
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net income	—	—	9,722	—	9,722
Other dividends declared	—	—	(384)	—	(384)
2007 patronage dividends
To be distributed in cash	—	—	(3,862)	—	(3,862)
Retained in form of equity	—	5,603	(5,603)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,476)	(1,476)

Balance, June 30, 2007	$187,230	$15,931	$29,261	$(584)	$231,838

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	11,187	—	11,187
Adjustment to prior year dividends	—	3	(3)	—	—
Cancellation of stock	(76)	—	76	—	—
Other dividends declared	—	—	(512)	—	(512)
2006 patronage dividends
To be distributed in cash	—	—	(3,916)	—	(3,916)
Retained in form of equity	—	5,470	(5,470)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,963)	(1,963)

Balance, June 30, 2006	$170,792	$18,780	$34,785	$(553)	$223,804

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$9,722	$11,187
Adjustments to reconcile net income to net cash provided by operating activities
Provision (credit) for loan losses	51	(1,441)
(Credit) provision for losses on unfunded commitments	(196)	1,412
Amortization of interest-only receivables and servicing rights	5,462	4,886
Depreciation and amortization, other	438	1,536
Gain on sale of loans	(11,411)	(9,413)
Loss on sale of investments available-for-sale	15	8
Purchase of loans held for sale	(102,886)	(75,003)
Loans originated for sale, net of principal collections	(483,823)	(403,996)
Net proceeds from sale of loans held for sale	514,660	532,267
Tenant improvement allowance	3,656	—
Lease termination incentive	3,148	—
Lease termination costs	(1,585)	—
Deferred rent recognition related to lease termination	(1,860)	—
(Increase) decrease in other assets	(1,154)	326
Increase (decrease) in other liabilities	967	(6,403)

Net cash (used in) provided by operating activities	(64,796)	55,366

Cash flows from investing activities
Increase in restricted cash	(132)	(113)
Purchase of investment securities
Available-for-sale	(13,765)	(64,951)
Held-to-maturity	—	(17)
Proceeds from maturities of investment securities
Available-for-sale	9,637	62,759
Held-to-maturity	52	49
Proceeds from the sale of investment securities
Available-for-sale	1,060	842
Net increase in loans and lease financing	(37,965)	(59,245)
Purchases of premises and equipment	(7,501)	(1,451)

Net cash used in investing activities	(48,614)	(62,127)

Cash flows from financing activities
Net increase (decrease) in deposits	163,528	(2,471)
Net (decrease) increase in short-term borrowings	(42,200)	9,515
Repayments of long-term debt	—	(25,000)
Proceeds from the issuance of long-term debt	—	30,000
Incurrence of financing costs	(50)	(1,053)
Other dividends paid	(386)	(512)

Net cash provided by financing activities	120,892	10,479

Increase in cash and cash equivalents	7,482	3,718
Cash and cash equivalents, beginning of period	47,756	43,001

Cash and cash equivalents, end of period	$55,238	$46,719

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2007	2006
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of taxes	$(1,476)	$(1,963)
Loans transferred to other real estate owned	$143	$62

Supplemental information:

Interest paid	$39,789	$33,767
Income taxes paid	$434	$972
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2007
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
     The assumptions involved in applying these policies are discussed in the Annual Report on Form 10-K. We evaluate the accounting estimates and assumptions on an on-going basis. As of June 30, 2007, NCB has not made any significant changes to the estimates and assumptions used in applying the critical accounting policies from the audited 2006 financial statements.
     While NCB believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Cash	$30,644	$24,747
Cash equivalents	24,594	23,009

Total	$55,238	$47,756

     In addition, there was restricted cash of $5.5 million as of June 30, 2007 and $5.4 million as of December 31, 2006, which relates to a recourse obligation under an agreement with Fannie Mae as discussed in Note 18.

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities at June 30, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$38,329	$224	$(1,113)	$37,440
U.S. Treasury and agency obligations	39,699	5	(210)	39,494
Corporate notes	5,598	1	(45)	5,554
Mutual funds	1,537	—	(133)	1,404
Mortgage-backed securities	2,399	28	(33)	2,394
Equity securities	51	110	—	161

Total	$87,613	$368	$(1,534)	$86,447

     The composition of available-for-sale investment securities at December 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$39,891	$545	$(486)	$39,950
U.S. Treasury and agency obligations	37,526	12	(257)	37,281
Corporate notes	5,659	8	(33)	5,634
Mutual funds	1,503	—	(124)	1,379
Mortgage-backed securities	1,406	7	(36)	1,377
Equity securities	50	37	—	87

Total	$86,035	$609	$(936)	$85,708

     The fair value of investment securities could change from period to period due to factors such as a change in the general level of interest rates, a deterioration in the credit quality of the issuer or in the business conditions of the issuer. NCB does not consider the unrealized losses at June 30, 2007 to be other-than-temporary in accordance with U.S. generally accepted accounting principles.
Interest-only certificated receivables
     The unrealized losses on NCB’s interest-only certificated receivables were caused by interest rate increases. The certificated interest-only strips were created when NCB sold loans directly into securitizations and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider the certificated interest-only strips to be other-than-temporarily impaired at June 30, 2007. Interest-only certificated receivables substantially pertain to loans to cooperative housing corporations.

U.S. Treasury and agency obligations, Corporate notes, Mutual funds and Mortgage-backed securities
     At June 30, 2007, NCB held U.S. treasury and agency obligations that were guaranteed by the full faith and credit of the U.S. government and its agencies and therefore, NCB considers the loss on these items to be interest-rate related. At June 30, 2007, NCB held mortgage-backed securities, issued by Freddie Mac and Fannie Mae and considers the loss on those items to be interest-rate related. At June 30, 2007, NCB held investment-grade corporate notes and given the current credit ratings of these companies, NCB considers the loss on the notes to be interest-rate related. NCB considers the loss on the mutual funds to be interest-rate related. Unless a credit rating downgrade occurs related to particular investments that would cause those investments to be sold below fair value, NCB has the ability and intent to hold the U.S. treasury notes and obligations, corporate notes, mutual funds and mortgage-backed securities until a recovery of fair value, which may be maturity, and thus concludes that individually, and as a group, the losses are not other-than-temporary.
     During the six months ended June 30, 2007, there were $1.1 million of available-for-sale securities sold compared with $0.9 million of available-for-sale securities sold during the six months ended June 30, 2006.
     During the three months ended June 30, 2007, there were $1.1 million of available-for-sale securities sold compared with no available-for-sale securities sold during the three months ended June 30, 2006.
     The composition of held-to-maturity investment securities at June 30, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$228	—	$1,406
Corporate debt securities	417	32	—	449

Total	$1,595	$260	$—	$1,855

     The composition of held-to-maturity investment securities at December 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$254	$—	$1,432
Corporate debt securities	469	9	—	478

Total	$1,647	$263	$—	$1,910

5. LOAN SERVICING
     The unpaid principal balance of loans serviced for others are not included in the accompanying consolidated balance sheets.
     Changes in the portfolio of loans serviced for others were as follows (dollars in thousands):

	2007	2006
Balance at January 1	$4,682,056	$4,086,526
Additions	407,115	453,737
Loan payments and payoffs	(159,499)	(99,699)

Balance at June 30	$4,929,672	$4,440,564

     Refer to Note 16 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

6. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Consumer loans	$11,494	$10,605
Commercial loans	523,597	521,649
Real estate loans:
Residential	734,105	701,311
Commercial	148,508	146,435
Lease financing	550	636

Total	$1,418,254	$1,380,636

7. LOANS HELD FOR SALE
     Loans held for sale by category are as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Consumer	3,283	$1,484
Commercial loans	18,677	10,026
Real estate loans:
Residential	148,894	180,862
Commercial	141,920	50,577

Total	$312,774	$242,949

8. IMPAIRED LOANS
     A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Impaired loans totaled $19.4 million and $21.6 million at June 30, 2007 and December 31, 2006, respectively. The average balance of impaired loans was $18.8 million and $18.3 million at June 30, 2007 and December 31, 2006, respectively. The interest income that was due, but not recognized on impaired loans was $1.4 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 NCB had a specific allowance of $5.1 million related to $12.4 million of impaired loans and a general allowance of $1.2 million related to $7.0 million of impaired loans. At December 31, 2006 NCB had a specific allowance of $6.4 million related to $19.1 million of impaired loans and a general allowance of $0.3 million related to $2.5 million of impaired loans. Reserves at June 30, 2007 were deemed adequate to cover the estimated loss exposure related to the above loans.
     Of the $12.4 million of impaired loans with a specific allowance at June 30, 2007, $1.9 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter and the realizable cash flows being significantly lower than the current outstanding principal balance of the loan at June 30, 2007.
     As of June 30, 2007, there were no commitments to lend additional funds to borrowers whose loans were impaired.
     Real estate owned was $143 thousand at June 30, 2007 and $193 thousand at December 31, 2006.

9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the components of the allowance for loan losses as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Specific allowance on impaired loans	$5,146	$6,443
General allowance on impaired loans	1,198	325
General allowance	12,247	12,712

Total allowance for loan losses	$18,591	$19,480

     The following is a summary of the activity in the allowance for loan losses during the six months ended June 30 (dollars in thousands):

	2007	2006
Balance at January 1	$19,480	$20,193

Charge-offs
Consumer	(157)	(29)
Commercial	(976)	(851)
Real estate	—	(32)

Total charge-offs	(1,133)	(912)

Recoveries
Consumer	30	1
Commercial	163	203
Real estate	—	—

Total recoveries	193	204

Net charge-offs	(940)	(708)

Provision (credit) for loan losses	51	(1,441)

Balance at June 30	$18,591	$18,044

     The $1.1 million of charge-offs includes $0.9 million related to a partial charge-off of one loan to a grocery retailer.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the six months ended June 30 (dollars in thousands):

	2007	2006
Balance at January 1	$1,528	$2,605
(Credit) provision for unfunded commitments	(196)	1,412

Balance at June 30	$1,332	$4,017

     Included in the change in the reserve for losses on unfunded commitments from June 30, 2006 to June 30, 2007 was a $2.4 million reclassification to the allowance for loan losses as the result of a draw on a letter of credit during the third quarter of 2006.

10. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	June 30,	December 31,
	2007	2006

Non-certificated interest-only receivables	$31,529	$33,053
Premises and equipment, net	14,038	7,316
Accrued interest receivables	11,337	10,044
Mortgage servicing rights	11,010	9,362
Derivative assets	9,620	2,210
Federal Home Loan Bank stock	9,274	8,421
Valuation of letters of credit	6,517	6,914
Equity method investments	2,498	2,391
Prepaid assets	1,900	2,397
Other	2,551	2,755

Total other assets	$100,274	$84,863

     In January 2006 NCB entered into a lease for office space in Arlington, Virginia (“Arlington Lease”). The Arlington Lease agreement provided NCB with the option to have the Arlington landlord assume the economic obligation for the remaining term of its existing headquarters lease at 1725 Eye Street, NW, Washington, D.C. (“1725 Eye Street Lease”). In August 2006, NCB exercised this option. NCB vacated its offices at 1725 Eye Street in April 2007 and relocated the majority of NCB’s operational activities to Arlington, Virginia. Concurrently, NCB’s principal executive offices relocated to 601 Pennsylvania Avenue, NW, Washington, D.C.
     Also, during the second quarter of 2007, NCB agreed to the termination of the 1725 Eye Street Lease. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of income and a lease incentive liability on the consolidated balance sheet. The lease incentive liability will be amortized on a straight-line basis over the fifteen-year term of the Arlington Lease totaling $3.148 million. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million.
     Within premises and equipment at June 30, 2007 is $8.1 million of building expenditures relating to NCB’s new operations center in Arlington, Virginia and new headquarters in Washington, D.C.

11. DEPOSITS
     Deposits consisted of the following (dollars in thousands):

	June 30, 2007		December 31, 2006
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$40,815	—	$39,596	—
Interest-bearing demand deposits	265,699	4.05%	214,824	3.60%
Savings deposits	6,969	1.28%	6,493	1.26%
Certificates of deposit	656,607	4.84%	545,540	4.61%

Total deposits	$970,090		$806,453

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $514.3 million and $398.0 million at June 30, 2007 and December 31, 2006, respectively.
     At June 30, 2007 and December 31, 2006, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Within 3 months	$122,846	$77,901
Over 3 months through 6 months	73,687	34,974
Over 6 months through 12 months	120,551	53,124
Over 12 months	197,210	231,524

Total certificates of deposit	$514,294	$397,523

     Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest-bearing demand deposits	$2,785	$1,973	$4,914	$3,696
Savings deposits	22	24	43	44
Certificates of deposit	7,717	5,254	14,490	10,448

Total deposit interest expense	$10,524	$7,251	$19,447	$14,188

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

     NCB, FSB’s capital exceeded the minimum capital requirements at June 30, 2007 and December 31, 2006. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at June 30, 2007 and December 31, 2006 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2007:
Tangible Capital (to tangible assets)	$137,300	10.01%	$20,575	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$143,694	12.10%	$95,029	8.00%	$118,786	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$136,801	11.52%	N/A	N/A	$71,271	6.00%
Core Capital (to adjusted tangible assets)	$137,300	10.01%	$54,867	4.00%	$68,584	5.00%

As of December 31, 2006:
Tangible Capital (to tangible assets)	$130,128	10.74%	$18,173	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$134,892	14.09%	$76,599	8.00%	$95,749	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$129,619	13.54%	N/A	N/A	$57,450	6.00%
Core Capital (to adjusted tangible assets)	$130,128	10.74%	$48,462	4.00%	$60,577	5.00%
     The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2007, no such limitations or restrictions existed.
13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$844,995	$809,869	$4,225	$4,049
Rate lock commitments to extend credit:
Single-family	$6,298	$5,153	$7	$11
Commercial real estate	$86,910	$107,306	$(877)	$(632)
Standby letters of credit	$214,704	$219,456	$7,466	$5,837
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $6.4 million was recorded in other liabilities and a corresponding asset of $6.5 million was recorded in other assets in the Consolidated Balance Sheet at June 30, 2007. In accordance with FIN 45, a liability of $6.8 million was recorded in other liabilities and a corresponding asset of $6.9 million was recorded in other assets in the Consolidated Balance Sheet at December 31, 2006.

     NCB reserved $1.3 million and $1.5 million as of June 30, 2007 and December 31, 2006, respectively, to cover its loss exposure to unfunded commitments.
14. DERIVATIVE FINANCIAL INSTRUMENTS
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
     NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps and futures contracts hedge commitments in an economic hedging relationship.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Unrealized gain (loss) on designated derivatives recognized(1)	$8,495	$(1,712)	$8,375	$1,265
(Decrease) increase in value of warehouse loans(2)	(8,786)	1,686	(8,669)	(1,320)

Net hedge ineffectiveness(3)	(291)	(26)	(294)	(55)

Unrealized loss on undesignated loan commitments recognized(4)	(251)	(1,650)	(347)	(5,005)
Gain on undesignated derivatives recognized(5)	858	1,935	1,580	5,392

Net gain on undesignated derivatives	607	285	1,233	387

Unrealized (loss) gain on other non-hedging derivatives(6)	(86)	50	(238)	293

Net SFAS 133 adjustment	$230	$309	$701	$625

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in value of the derivative over the period presented.

(2)	Quantifies the change in value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in value of the hedged item is not offset by the change in value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period, whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At June 30, 2007, NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $7.2 million. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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
     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at June 30, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2007	2006	2007	2006

Financial futures contracts	$27,000	$12,700	$(12)	$104
Interest rate swap agreements	$413,126	$332,038	$6,282	$1,743
Forward sales commitments:
Cooperative single-family	$19,141	$15,644	$157	$68
Cooperative multifamily	$18,395	$56,500	$(151)	$1,788
15. SEGMENT REPORTING
     NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate and community association loans (included in commercial loans in Note 6) nationally, with a concentration in New York City. The Warehouse Lending segment originates commercial real estate loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment income consists of NCB’s unallocated administrative income and expense and net interest income from investments and corporate debt after allocations to segments. The Other segment assets consist mostly of unallocated cash and cash equivalents, investment securities, Federal Home Loan Bank stock, premises and equipment and equity investment securities. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies detailed in NCB’s Annual Report on Form 10-K for the year ended December 31, 2006.

     The following is the segment reporting for the six months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$20,031	$17,524	$12,140	$14,636	$2,605	66,936
Interest expense	10,693	9,755	9,599	9,262	2,217	41,526

Net interest income	9,338	7,769	2,541	5,374	388	25,410

(Credit) provision for loan losses	(720)	379	—	392	—	51

Non-interest income	2,144	2,308	12,244	604	1,007	18,307

Non-interest expense:
Direct expense	3,949	1,797	2,571	1,729	13,130	23,176
Overhead and support	4,416	1,950	2,264	1,930	—	10,560

Total non-interest expense	8,365	3,747	4,835	3,659	13,130	33,736

Income (loss) before taxes	$3,837	$5,951	$9,950	$1,927	$(11,735)	$9,930

Total average assets	$451,351	$464,412	$380,476	$488,777	$142,233	$1,927,249

Total assets	$461,612	$470,119	$393,331	$495,657	$140,802	$1,961,521

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$18,156	$14,243	$10,567	$12,162	$1,949	$57,077
Interest expense	10,559	5,851	10,019	6,348	1,481	34,258

Net interest income	7,597	8,392	548	5,814	468	22,819

Provision (credit) for loan losses	291	(110)	—	(1,622)	—	(1,441)

Non-interest income	2,908	2,308	9,472	1,503	77	16,268

Non-interest expense:
Direct expense	3,029	2,201	2,253	2,731	10,347	20,561
Overhead and support	2,275	1,711	1,485	2,143	—	7,614

Total non-interest expense	5,304	3,912	3,738	4,874	10,347	28,175

Income (loss) before taxes	$4,910	$6,898	$6,282	$4,065	$(9,802)	$12,353

Total average assets	$485,802	$310,874	$347,185	$469,492	$141,037	$1,754,390

Total assets	$476,054	$364,057	$263,589	$504,293	$104,212	$1,712,205

     The following is the segment reporting for the three months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,827	$8,700	$5,625	$7,274	$1,297	$32,723
Interest expense	5,209	4,991	4,746	4,778	1,217	20,941

Net interest income	4,618	3,709	879	2,496	80	11,782

Provision (credit) for loan losses	346	7	—	85	—	438

Non-interest income	951	1,368	4,933	311	540	8,103

Non-interest expense:
Direct expense	2,150	966	1,246	846	6,935	12,143
Overhead and support	2,830	1,332	1,190	1,130	—	6,482

Total non-interest expense	4,980	2,298	2,436	1,976	6,935	18,625

Income (loss) before taxes	$243	$2,772	$3,376	$746	$(6,315)	$822

Total average assets	$450,221	$476,429	$366,422	$491,558	$147,855	$1,932,485

Total assets	$461,612	$470,119	$393,331	$495,657	$140,802	$1,961,521

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,225	$7,532	$5,042	$6,229	$1,083	$29,111
Interest expense	5,822	2,933	4,659	3,353	961	17,728

Net interest income	3,403	4,599	383	2,876	122	11,383

Provision (credit) for loan losses	323	(61)	—	(1,690)	—	(1,428)

Non-interest income	1,640	1,094	4,594	812	299	8,439

Non-interest expense:
Direct expense	1,385	1,312	883	1,338	5,047	9,965
Overhead and support	1,336	1,323	596	1,378	—	4,633

Total non-interest expense	2,721	2,635	1,479	2,716	5,047	14,598

Income (loss) before taxes	$1,999	$3,119	$3,498	$2,662	$(4,626)	$6,652

Total average assets	$492,245	$296,464	$321,184	$477,449	$151,265	$1,738,607

Total assets	$476,054	$364,057	$263,589	$504,293	$104,212	$1,712,205

16. LOAN SALES AND SECURITIZATIONS
     NCB sells commercial real estate and residential real estate loans. When NCB sells loans, it generally continues to hold the mortgage servicing rights and, depending on the nature of the sale, may also continue to hold interest-only securities (retained interests).
     During the six months ended June 30, 2007 and 2006, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitization transactions. The net proceeds from NCB’s sale of loans through securitized transactions were $200.7 million and generated a total of $2.0 million in retained interests for the six months ended June 30, 2007. The proceeds from NCB’s sales of loans through securitized transactions were $420.2 million and generated a total of $3.7 million in retained interests for the six months ended June 30, 2006.
     During the six months ended June 30, 2007 and 2006, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $212.8 million and generated a total of $2.6 million in retained interests for the six months ended June 30, 2007. The net proceeds from the sale of these loans were $39.2 million and generated a total of $0.3 million in retained interests for the six months ended June 30, 2006.
     NCB does not retain the servicing rights on auto loan sales, which generated net proceeds of $101.1 million and $72.9 million for the six months ended June 30, 2007 and 2006, respectively.
     In total, NCB generated a gain on the sale of loans of $11.4 million and $9.4 million for the six months ended June 30, 2007 and 2006, respectively. NCB generated a gain on the sale of loans of $4.4 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively.
     See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.
     Mortgage Servicing Rights(“MSRs”)
     MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.06% to 0.34% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
     In accordance with paragraph 63 of FAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.

     Activity related to MSRs for the six months ended June 30, 2007 and 2006 was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2007	2006
Balance at January 1	$9,362	$5,803
Additions	2,213	1,886
Amortization	(565)	(378)

Balance at June 30	$11,010	$7,311

     NCB services three types of loans: cooperative single-family loans, cooperative multifamily loans and commercial real estate loans. At June 30, 2007 and December 31, 2006 the MSR balance relating to the servicing of cooperative single-family loans was $2.7 million and $2.4 million respectively. At June 30, 2007 and December 31, 2006 the MSR balance relating to the servicing of cooperative multifamily loans and commercial real estate loans was $8.3 million and $7.0 million, respectively.
     No valuation allowance was established for MSRs at June 30, 2007 and 2006. Additionally, during the six months ended June 30, 2007 and 2006, there was no impairment or reversal of impairment recorded.
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
     Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the six months ended June 30, were as follows:

	2007	2006
Weighted-average life (in years):
Single-family loans	5.4	7.5
Cooperative multifamily and commercial loans	8.6	9.0

Weighted-average annual prepayment speed:
Single-family loans	19.1%	13.9%
Cooperative multifamily and commercial loans	4.0%	1.4%

Residual cash flow discount rate (annual):
Single-family loans	10.0%	10.0%
Cooperative multifamily and commercial loans	10.2%	11.0%

Earnings rate P&I float, escrows and replacement reserves:
Single-family loans	5.0%	5.0%
Cooperative multifamily and commercial loans	5.4%	5.0%

     Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs at June 30, 2007 and December 31, 2006 and the effect on the fair value of those MSRs from adverse changes in those assumptions, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Fair value of mortgage servicing rights:
Single-family loans	$4,594	$3,868
Cooperative multifamily and commercial loans	$13,324	$8,192

Weighted-average life (in years):
Single-family loans	6.9	5.7
Cooperative multifamily and commercial loans	7.7	7.9

Weighted-average annual prepayment speed:
Single-family loans	15.4%	19.5%
Cooperative multifamily and commercial loans	2.2%	2.3%
Impact on fair value of 10% adverse change:
Single-family loans	$(179)	$(164)
Cooperative multifamily and commercial loans	$(52)	$(26)
Impact on fair value of 20% adverse change:
Single-family loans	$(344)	$(313)
Cooperative multifamily and commercial loans	$(102)	$(53)

Residual cash flows discount rate (annual):
Single-family loans	10.0%	10.3%
Cooperative multifamily and commercial loans	9.0%	11.0%
Impact on fair value of 10% adverse change:
Single-family loans	$(151)	$(112)
Cooperative multifamily and commercial loans	$(478)	$(365)
Impact on fair value of 20% adverse change:
Single-family loans	$(294)	$(218)
Cooperative multifamily and commercial loans	$(929)	$(705)

Earnings rate of P&I float, escrow and replacement:
Single-family loans	5.0%	5.0%
Cooperative multifamily and commercial loans	5.3%	5.3%
Impact on fair value of 10% adverse change:
Single-family loans	$(110)	$(2)
Cooperative multifamily and commercial loans	$(637)	$(475)
Impact on fair value of 20% adverse change:
Single-family loans	$(219)	$(3)
Cooperative multifamily and commercial loans	$(1,274)	$(950)

Interest-Only receivables
     Activity related to interest-only receivables for the six months ended June 30, 2007 and 2006 was as follows (dollars in thousands):

	Certificated
	Interest-Only Receivables
	2007	2006
Balance at January 1 at fair value	$39,950	$42,027
Additions	1,107	2,054
Amortization	(2,650)	(2,464)
Change in mark-to-market	(948)	(633)
Writedown of asset due to prepayment	(19)	(6)

Balance at June 30 at fair value	$37,440	$40,978

	Non-certificated
	Interest-Only Receivables
	2007	2006
Balance at January 1 at fair value	$33,053	$35,671
Additions	1,339	—
Amortization	(2,178)	(2,068)
Change in mark-to-market	(635)	(1,205)
Writedown of asset due to prepayment	(50)	(6)

Balance at June 30 at fair value	$31,529	$32,392

     The portion of the prepayment fees for the six months ended June 30, 2007 and 2006 that triggered the write-down of the interest-only receivables was $0.3 million and $1.1 million, respectively.
     For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables is the discount rate and the life of the estimated cash flows.
     Key economic assumptions used in determining the fair value of interest-only receivables at the time of sale were as follows:

	June 30,
	2007	2006
Weighted-average life (in years)	8.5	9.4
Weighted-average annual discount rate	6.26%	8.25%

     Key economic assumptions used in subsequently measuring the fair value of NCB’s other retained interests at June 30, 2007 and December 31, 2006, and the effect on the fair value of those other retained interests from adverse changes in those assumptions were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Fair value of other retained interest	$68,969	$73,003
Weighted-average life (in years)	6.4	6.8
Weighted average annual discount rate	6.91%	6.25%
Impact on fair value of 10% adverse change	$(1,529)	$(1,529)
Impact on fair value of 20% adverse change	$(3,005)	$(3,007)
     At June 30, 2007 and December 31, 2006 the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.0 billion and $3.9 billion, respectively. At June 30, 2007 there was $7.3 million or 0.2% of delinquent loans. At December 31, 2006 there was $3.6 million or 0.1% of delinquent loans.
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
     The following table summarizes the cash flows received from loan sale activity and retained interests for the six months ended June 30, (dollars in thousands):

	2007	2006
Net proceeds from loans sold through securitization	$200,718	$420,215
Net proceeds from other loan sales	$212,842	$39,196
Net proceeds from auto loan sales	$101,100	$72,856
Servicing fees received	$2,797	$2,599
Cash flows received on interest-only receivables	$7,363	$7,251
17. NEW ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 156
     NCB adopted FASB Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), effective January 1, 2007. SFAS 156 provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. NCB did not elect, subsequent to its initial measurement, to measure any of its servicing assets at fair value.
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
FASB Staff Position FASB Interpretation No. 39-1
     In June 2007 the FASB amended the interpretation of FASB Interpretation (“FIN”) No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FIN 39-1”), to permit a reporting entity that is party to a master netting arrangement to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that were offset under paragraph 10 of FIN 39. Neither FIN 39 nor FIN 39-1 had any impact on the consolidated financial statements of NCB.
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

     The Letter of Credit maintained under the Agreement was approximately $12.4 million as of June 30, 2007 and December 31, 2006. The unpaid principal balance of the loans covered by the Agreement was $260.0 million as of June 30, 2007 compared with $268.1 million as of December 31, 2006.
     In January 2003, NCB purchased from NCB Capital Impact (previously known as NCB Development Corporation) the recourse obligation under an agreement with Fannie Mae covering loans sold by NCB to Fannie Mae. As of June 30, 2007 and December 31, 2006, the unpaid principal balance of loans subject to this recourse obligation was $72.2 million and $100.4 million respectively. As collateral for the associated recourse, NCB was required to deposit amounts in a restricted account with a designated custodian.
     In July 2007, NCB terminated the Agreement. As a result, $5.5 million of restricted cash was returned to NCB for the release of the recourse obligation. Also, the letter of credit that was required to be held by a trustee to secure the obligation for any losses was terminated.

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
     Well-publicized issues in the overall residential mortgage lending market (particularly sub-prime lending) have had a pronounced negative effect on the mortgage securitization market and other credit markets. None of NCB’s loans held for sale are considered sub-prime, nonetheless, NCB’s financial results, particularly its gain on loan sales, for the remainder of 2007, may be adversely impacted by changes in market conditions in the commercial mortgage-backed securities marketplace.
Highlights — Financial Performance for the six months ended June 30, 2007
•	Strong commercial real estate loan sale gains netting 2.57% of sold principal balance for the six months ended June 30, 2007 compared to 1.93% for the same period in 2006, though comparable gains are not expected to endure for the remainder of 2007.

•	Deposit growth of 20.3% from December 31, 2006.

•	Net interest margin of 2.70% vs. 2.68% for the same period last year primarily due to the recognition of $1.1 million in interest income from a $7.6 million loan in non-accrual status that was paid off during 2007.

•	Solid credit quality — Non-performing assets of 1.0% of total assets at June 30, 2007 vs. 1.2% at December 31, 2006.

•	A lease termination expense of $3.1 million was recorded in connection with NCB’s relocation of its operations center and headquarters during 2007.
Results of Operations
For the six months ended June 30, 2007 compared to the six months ended June 30, 2006
Overview
     NCB’s net income for the six months ended June 30, 2007 was $9.7 million. This was a 13.1% or $1.5 million decrease compared to $11.2 million for the six months ended June 30, 2006. A $2.7 million increase in salaries and benefits expense and a $3.1 million lease termination expense was partially offset by a $2.6 million increase in net interest income and a $2.0 million increase in gain on the sale of loans.
     Total assets increased 7.2% or $132.0 million to $1.96 billion at June 30, 2007 from $1.83 billion at December 31, 2006.
     The annualized return on average total assets was 1.0% and 1.3% for the six months ended June 30, 2007 and 2006, respectively. The annualized return on average members’ equity was 8.5% and 9.7% for the six months ended June 30, 2007 and 2006, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended June 30,		For the six months ended June 30,
Profitability	2007	2006	2007	2006

Net interest income	$11,782	$11,384	$25,410	$22,819
Net yield on interest earning assets	2.49%	2.70%	2.70%	2.68%
Non-interest income	$8,103	$8,439	$18,307	$16,268
Non-interest expense	18,625	14,598	33,736	28,175
Net income	616	5,992	9,722	11,187

Return on average assets	0.1%	1.4%	1.0%	1.3%
Return on average members’ equity	1.1%	10.3%	8.5%	9.7%
Efficiency ratio	93.7%	73.6%	77.2%	72.1%

	June 30,	December 31,
Supplemental Data	2007	2006

Loans held for sale	$312,774	$242,949
Loans and lease financing	1,418,254	1,380,636
Total assets	1,961,521	1,829,477
Total borrowings	701,226	743,769

Full time equivalent employees	341	306

Average members’ equity as a percentage of average total assets	11.9%	12.8%
Average members’ equity as a percentage of average total loans and lease financing	13.4%	14.3%

Net average loans and lease financing to average total assets	87.7%	88.2%
Net average earning assets to average total assets	96.7%	97.3%

	June 30,	December 31,
Credit Quality	2007	2006

Allowance for loan losses	$18,591	$19,480
Allowance for loan losses to loans outstanding	1.1%	1.2%
Provision for loan losses	$51	$3,667
Impaired assets	19,369	21,600
Real estate owned	143	193
Total non-performing assets	19,512	21,793
Non-performing assets as a percentage of total assets	1.0%	1.2%

Net Interest Income
     Net interest income for the six months ended June 30, 2007 increased $2.6 million or 11.4% to $25.4 million compared with $22.8 million for the six months ended June 30, 2006. The net yield on interest earning assets increased from 2.68% for the six months ended June 30, 2006 to 2.70% for the same period in 2007.
     For the six months ended June 30, 2007, interest income increased by 17.3% or $9.9 million to $66.9 million compared with $57.1 million for the six months ended June 30, 2006. Continued balance sheet growth resulted in an increase in average earning balances by $182.0 million and an increase in aggregate yields from 6.72% in 2006 to 7.11% in 2007. A portion of the increase was due to the recognition of the $1.1 million of interest income from a loan previously in non-accrual status that accounted for 26.7% of the increase in aggregate yields. In addition, the majority of NCB’s loan portfolio is indexed to rates, predominantly LIBOR and prime, that have re-priced upwards over the duration of the two reporting periods.
     Interest income from real estate loans increased $7.6 million or 25.0%. An increase in average balances of $133.8 million or 13.0%, primarily in the commercial real estate segment, contributed $4.2 million of the increase, while an increase in the yield from 5.97% in 2006 to 6.60% in 2007 contributed $3.4 million. Commercial loans and lease interest income increased $1.7 million or 7.8%. The increase in the yield from 8.29% in 2006 to 8.47% in 2007 contributed $0.5 million to the year-over-year increase in income, while a slight increase in average balances of $28.9 million or 5.5% (primarily in the community association loan market) contributed $1.2 million to the increase in interest income. Interest income from investment securities and cash equivalents increased by $0.6 million. A $21.3 million or 16.7% increase in average balances contributed $0.6 million, while the decrease in the yield from 5.61% in 2006 to 5.55% in 2007 offset $35 thousand of the year-over-year increase.
     Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB, as described in NCB’s Annual Report on Form 10-K for the year ended December 31, 2006. Other interest income was $1.5 million for the six months ended June 30, 2007 and 2006, respectively.
     Interest expense for the six months ended June 30, 2007 increased $7.2 million or 21.2% from $34.3 million in 2006 to $41.5 million in 2007. Interest expense on deposits increased $5.2 million or 37.1% from $14.2 million in 2006 to $19.4 million in 2007. Average deposit balances grew by $135.4 million or 17.5% from 2006 to 2007, accounting for $2.7 million of the increase. Additionally, the average deposit cost increased by 61 basis points from 3.66% to 4.27% accounting for $2.5 million of the increase. This was due to both an increase in short-term interest rates and the strong competition for deposits.
     Interest expense on short-term borrowings increased by $0.9 million or 10.2% from $9.0 million in 2006 to $9.9 million in 2007. The average balance on short-term borrowings, primarily advances from the Federal Home Loan Bank, increased by $13.2 million accounting for $0.4 million of the increase in interest expense. The average cost of borrowing increased from 5.58% to 5.91% accounting for $0.5 million of the increase in interest expense. Interest expense on long-term debt, other borrowings and subordinated debt increased $1.1 million or 9.9%. The average balance increased by $26.1 million, accounting for $0.8 million of the increase. In addition, the average cost of borrowing increased 15 basis points, again as the result of an increase in interest rates, accounting for $0.3 million of the increase.
     NCB recorded interest income of $0.2 million and an offset to interest income of $0.4 million associated with its swap contracts relating to the hedging of loans and loan commitments for the six months ended June 30, 2007 and 2006, respectively. In addition, and over the same respective periods, NCB recorded to interest expense an increase of $0.5 million and a decrease of $78.0 thousand relating to the hedging of fixed-rate liabilities.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the six months ended June 30, 2007.

Table 1
Changes in Net Interest Income
For the six months ended June 30,
(Dollars in thousands)

	2007 Compared to 2006
	Change in	Change in	Increase
	average	average	(Decrease)
	volume	rate	Net**
Interest Income
Real estate loans	$4,204	$3,433	$7,637
Commercial loans and leases	1,214	482	1,696

Total loans and lease financing	5,418	3,915	9,333
Investment securities and cash equivalents	594	(35)	559
Other interest income	(88)	55	(33)

Total interest income	5,924	3,935	9,859

Interest Expense
Deposits	2,685	2,574	5,259
Short-term borrowings	380	538	918
Long-term debt, other borrowings and subordinated debt	802	289	1,091

Total interest expense	3,867	3,401	7,268

Net interest income	$2,057	$534	$2,591

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the six months ended June 30,
(Dollars in thousands)

	2007			2006
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real estate loans*	$1,156,677	$38,173	6.60%	$1,022,895	$30,536	5.97%
Commercial loans and leases*	552,350	23,403	8.47%	523,398	21,707	8.29%

Total loans and lease financing*	1,709,027	61,576	7.21%	1,546,293	52,243	6.76%
Investment securities and cash equivalents	140,311	3,897	5.55%	119,031	3,338	5.61%
Other interest income	32,431	1,463	9.02%	34,422	1,496	8.69%

Total interest earning assets	1,881,769	66,936	7.11%	1,699,746	57,077	6.72%

Allowance for loan losses	(18,640)			(20,051)

Non-interest earning assets
Cash	6,743			25,817
Other	57,377			48,878

Total non-interest earning assets	64,120			74,695

Total assets	$1,927,249			$1,754,390

Liabilities and members’ equity
Interest bearing liabilities Deposits	$910,627	$19,447	4.27%	$775,216	$14,188	3.66%
Short-term borrowings	335,860	9,921	5.91%	322,631	9,003	5.58%
Long-term debt, other borrowings and subordinated debt	390,978	12,158	6.22%	364,857	11,067	6.07%

Total interest bearing liabilities	1,637,465	41,526	5.07%	1,462,704	34,258	4.68%

Other liabilities	60,784			60,787
Members’ equity	229,000			230,899

Total liabilities and members’ equity	$1,927,249			$1,754,390

Net interest earning assets	$244,304			$237,042

Net interest revenues and spread		$25,410	2.04%		$22,819	2.03%
Net yield on interest earning assets			2.70%			2.68%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the six months ended June 30,
	2007	2006
Gain on sale of loans	$11,411	$9,413
Loss on sale of investments available-for-sale	(15)	(8)
Servicing fees	2,232	2,251
Letter of credit fees	1,737	1,774
Prepayment fees	676	1,090
Other	2,266	1,748

Total	$18,307	$16,268

     Total non-interest income increased $2.0 million or 12.5% from $16.3 million during the six months ended June 30, 2006 to $18.3 million for the six months ending June 30, 2007. This was primarily driven by an increase of $2.0 million in gain on sale of loans from $9.4 million for the six months ended June 30, 2006 to $11.4 million for the six months ending June 30, 2007.
     The gain as a percentage of the sold principal balance of commercial real estate loans increased from 1.93% in the first six months of 2006 to 2.57% in the first six months of 2007. This was due to what NCB believes to be an unusually profitable portfolio of loans sold in the first quarter combined with improved market conditions in the commercial mortgage secondary market during the early part of 2007. NCB did not experience the same levels of return during the second quarter and expects substantially reduced returns for the remainder of 2007.
     There were $1.1 million of investment securities available-for-sale sold during the six months ended June 30, 2007 compared to $0.9 million sold during the six months ended June 30, 2006.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.7 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.
     The following table shows the unpaid principal balance of loans sold during the six months ended June 30 (dollars in thousands):

	2007	2006
Commercial and residential real estate (CRRE) loans:
CRRE loans for securitization	$196,685	$415,058
Other CRRE loan sales	155,001	—

Total commercial real estate	351,686	415,058
Auto loans	101,100	72,856
Single-family residential and cooperative loans	52,147	33,247
SBA loans	3,283	5,433

Total	$508,216	$526,594

     The auto loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes purchased within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the six months ended June 30,
	2007	2006
Compensation and employee benefits	$18,300	$15,582
Lease termination costs	3,148	—
Occupancy and equipment	4,192	3,119
Contractual services	3,127	2,838
Deferred rent recognition related to lease termination	(1,860)	—
Information systems	1,963	1,313
Lower of cost or market adjustment	804	249
Corporate development	1,637	1,409
Travel and entertainment	693	689
(Credit) provision for unfunded commitments	(196)	1,412
Other	1,928	1,564

Total	$33,736	$28,175

     Non-interest expense for the six months ended June 30, 2007, increased 19.7% or $5.5 million to $33.7 million compared with $28.2 million for the corresponding prior year period primarily due to a $2.7 million increase in compensation and employee benefits and a $1.1 million increase in occupancy and equipment and the $3.1 million lease termination expense. The increase was slightly offset by the $1.9 million deferred rent recognition related to the lease termination. Annualized non-interest expense as a percentage of average assets was 3.5% for the six months ended June 30, 2007 and 2006.
     Compensation and employee benefits increased 17.4% or $2.7 million to $18.3 million compared to $15.6 million for the six months ended June 30, 2006. This was driven primarily by a $3.2 million increase in base salary adjustments, benefits and incentives for the year, a direct result of an increase in average headcount over the period, partially offset by a $0.3 million increased deferral of the FAS 91 loan origination costs for the six months ending June 30, 2007 compared to the same period ending June 30, 2006.
     In January 2006 NCB entered into a lease for office space in Arlington, Virginia (“Arlington Lease”). The Arlington Lease agreement provided NCB with the option to have the Arlington landlord assume the economic obligation for the remaining term of its existing headquarters lease at 1725 Eye Street, NW, Washington, D.C. (“1725 Eye Street Lease”). In August 2006, NCB exercised this option. NCB vacated its offices at 1725 Eye Street in April 2007 and relocated the majority of NCB’s operational activities to Arlington, Virginia. Concurrently, NCB’s principal executive offices relocated to 601 Pennsylvania Avenue, NW, Washington, D.C.

     Also, during the second quarter of 2007, NCB agreed to the termination of the 1725 Eye Street Lease. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of income and a lease incentive liability on the consolidated balance sheet. The lease incentive liability will be amortized on a straight-line basis over the fifteen-year term of the Arlington Lease totaling $3.148 million. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million.
     Occupancy and equipment for the six months ended June 30, 2007 increased $1.1 million or 34.4% to $4.2 million compared with $3.1 million for the corresponding prior year period. The increase resulted from additional rent on the new operations center in Arlington, Virginia, while simultaneously incurring rent expense on the 1725 Eye Street lease through April 2007.

Credit Quality
     During the first six months of 2007, the allowance for loan losses decreased by $0.9 million, or 4.6% to $18.6 million. This included $193.0 thousand of recoveries received and $1.1 million of charge-offs.
     The allowance for loan losses represented 1.3% and 1.4% of total loans and lease financing, excluding loans held for sale at June 30, 2007 and December 31, 2006, respectively. The allowance as a percentage of non-accruing loans was 96.0% at June 30, 2007 compared with 90.2% at December 31, 2006.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006

Real estate owned	$143	$166	$193	$193	$62
Impaired assets	19,369	16,402	21,600	22,063	18,681

Total	$19,512	$16,568	$21,793	$22,256	$18,743

As a percentage of loans and lease financing outstanding	1.38%	1.18%	1.58%	1.64%	1.42%

     Impaired assets and real estate owned totaled $19.5 million and $21.8 million at June 30, 2007 and December 31, 2006, respectively. The decrease was largely a result of the payoff of a $7.6 million grocery retail loan and an upgrade of a $2.2 million natural foods cooperative loan, partially offset by the addition of $0.5 million of impaired assets resulting from a $1.4 million loan to another grocery retailer (net of a $0.9 million charge-off during the first quarter), a $1.9 million addition of a loan to a pharmaceutical company and $0.6 million in loans to a hardware company. Real estate owned at June 30, 2007 and December 31, 2006 was $143 thousand and $193 thousand, respectively. The average balance of impaired loans was $18.8 million and $18.3 million at June 30, 2007 and December 31, 2006, respectively.
     Of the $12.4 million of impaired loans with a specific allowance at June 30, 2007, $1.9 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the loan terms being restructured during the second quarter and the realizable expected cash flows being significantly lower than the current outstanding principal balance of the loan at June 30, 2007.
For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
Overview
     NCB’s net income for the three months ended June 30, 2007 was $0.6 million. This was a 89.7% or $5.4 million decrease compared with $6.0 million for the three months ended June 30, 2006. This decrease was due to a $1.5 million decrease in net interest income (after provisions or credit for loan losses), a $1.8 million increase in compensation and employee benefits, a $3.1 million lease termination expense, partially offset by a $1.9 million recognition of deferred rent as a result of the lease termination.

     The annualized return on average total assets was 0.1% and 1.4% for the three months ended June 30, 2007 and 2006, respectively. The annualized return on average members’ equity was 1.1% and 10.3% for the three months ended June 30, 2007 and 2006, respectively.
Net Interest Income
     Net interest income for the three months ended June 30, 2007 increased $0.4 million or 3.5% to $11.8 million compared with $11.4 million for the three months ended June 30, 2006.
     For the three months ended June 30, 2007, interest income increased by 12.4% or $3.6 million to $32.7 million compared with $29.1 million for the three months ended June 30, 2006. The total average earning balances increased by $203.1 million and aggregate yields increased from 6.90% in 2006 to 6.93% in 2007.
     Interest income from real estate loans increased $3.2 million or 2.0%. An increase in average balances of $163.8 million or 16.5% primarily in the commercial real estate segment, contributed $2.6 million of the increase, while an increase in the yield from 6.28% in 2006 to 6.50% in 2007 contributed $0.6 million to the increase. Commercial loans and lease interest income increased $0.2 million or 2.1%. A slight increase in average balances of $21.4 million or 4.0% (primarily in the community association loan market) contributed $0.4 million to the increase in commercial loans and lease interest income while a decrease in the yield from 8.32% in 2006 to 8.17% in 2007 offset $0.2 million of the increase. Contributing to the decrease in yield from June 30, 2006 to June 30, 2007 was the recognition of interest income during the three months ended June 30, 2006 from a loan that was previously in non-accrual status. Interest income from investment securities and cash equivalents increased by $0.2 million. A $19.4 million or 14.9% increase in average balances contributed $0.3 million, while a decrease in the yield from 5.42% in 2006 to 5.17% in 2007 slightly offset the quarter-over-quarter increase. The decrease in yield was due to changes in the yields and terms of those investments in 2007 that replaced sold or matured investments in 2006.
     Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB, as described in NCB’s Annual Report on Form 10-K for the year ended December 31, 2006. Other interest income was $0.7 million for the three months ended June 30, 2007 and 2006.
     Interest expense for the three months ended June 30, 2007 increased $3.2 million or 18.1% from $17.7 million in 2006 to $20.9 million in 2007. Interest expense on deposits increased $3.3 million or 45.1%. Average deposit balances grew by $188.9 million or 24.6% from 2006 to 2007, accounting for $2.0 million of the increase. Additionally, the average deposit cost increased by 62 basis points from 3.77% to 4.39%, accounting for $1.3 million of the increase. This was due to both an increase by the Federal Reserve of the federal funds rate and also the strong competition for deposits.
     Interest expense on short-term borrowings decreased by $0.5 million or 10.4%. The average balance on short-term borrowings, primarily advances from the Federal Home Loan Bank, decreased by $23.8 million accounting for $0.4 million of the decrease in interest expense. The average cost of borrowing decreased from 6.21% to 6.03% accounting for $0.1 million of the decrease in interest expense. Contributing to the decrease in yield from June 30, 2006 to June 30, 2007 was the recognition of $0.5 million of unamortized debt issuance costs in the second quarter of 2006 relating to the termination of NCB’s previous revolving credit facility. Interest expense on long-term debt, other borrowings and subordinated debt increased $0.4 million or 7.8%. The average balance increased by $28.1 million, which accounted for substantially all of the increase.
     Overall, the average cost of borrowing increased 20 basis points, again as the result of NCB’s significant deposit growth and the yields on those deposits from 2006 to 2007.
     NCB recorded interest income of $0.1 million and an offset to interest income of $0.1 million associated with its swap contracts relating to the hedging of loans and loan commitments for the three months ended June 30, 2007 and 2006, respectively. In addition, and over the same respective periods, NCB recorded to interest expense an increase of $0.2 million and $0.1 million relating to the hedging of fixed-rate liabilities.
     See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended June 30, 2007.

Table 1A
Changes in Net Interest Income
For the three months ended June 30,
(Dollars in thousands)

	2007 Compared to 2006
	Change in average volume	Change in average rate	Increase (Decrease) Net**
Interest Income
Real estate loans	$2,616	$570	$3,186
Commercial loans and leases	441	(208)	233

Total loans and lease financing	3,057	362	3,419
Investment securities and cash equivalents	257	(86)	171
Other interest income	(34)	56	22

Total interest income	3,280	332	3,612

Interest Expense
Deposits	1,927	1,346	3,273
Short-term borrowings	(365)	(136)	(501)
Long-term debt, other borrowings and subordinated debt	438	4	442

Total interest expense	2,000	1,214	3,214

Net interest income	$1,280	$(882)	$398

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended June 30,
(Dollars in thousands)

	2007			2006
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real estate loans*	$1,155,401	$18,763	6.50%	$991,647	$15,577	6.28%
Commercial loans and leases*	552,151	11,274	8.17%	530,750	11,041	8.32%

Total loans and lease financing*	1,707,552	30,037	7.04%	1,522,397	26,618	6.99%
Investment securities and cash equivalents	150,102	1,940	5.17%	130,662	1,769	5.42%
Other interest income	32,021	746	9.32%	33,547	724	8.63%

Total interest earning assets	1,889,675	32,723	6.93%	1,686,606	29,111	6.90%

Allowance for loan losses	(18,396)			(19,642)

Non-interest earning assets
Cash	3,437			39,246
Other	57,769			32,397

Total non-interest earning assets	61,206			71,643

Total assets	$1,932,485			$1,738,607

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$958,319	$10,524	4.39%	769,424	$7,251	3.77%
Short-term borrowings	285,646	4,306	6.03%	309,476	4,807	6.21%
Long-term debt, other borrowings and subordinated debt	391,006	6,111	6.25%	362,946	5,669	6.25%

Total interest bearing liabilities	1,634,971	20,941	5.12%	1,441,846	17,727	4.92%

Other liabilities	65,265			63,271
Members’ equity	232,249			233,490

Total liabilities and members’ equity	$1,932,485			$1,738,607

Net interest earning assets	$254,704			$244,760

Net interest revenues and spread		$11,782	1.79%		$11,384	1.99%
Net yield on interest earning assets			2.49%			2.70%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	June 30,
	2007	2006
Gain on sale of loans	$4,411	$5,129
Loss on sale of investments available-for-sale	(15)	—
Servicing fees	1,136	1,156
Letter of credit fees	717	1,047
Prepayment fees	689	170
Other	1,165	937

Total	$8,103	$8,439

     Total non-interest income decreased $0.3 million or 4.0% from $8.4 million during the three months ended June 30, 2006 to $8.1 million for the three months ending June 30, 2007. This was primarily driven by a decrease of $0.7 million in gain on sale of loans from $5.1 million for the three months ended June 30, 2006 to $4.4 million for the three months ending June 30, 2007.
     The gain as a percentage of the sold principal balance of commercial real estate loans was 2.11% in the second quarter of 2006. There were no securitized loan sales in the second quarter of 2007.
     There were $1.1 million of investment securities available-for-sale sold during the three months ended June 30, 2007 compared to none sold during the three months ended June 30, 2006.
     NCB’s net SFAS 133 adjustment, which is included in “Gain on Sale of Loans,” was a gain of $0.2 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively.
     The following table shows the unpaid principal balance of loans sold during the three months ended June 30 (dollars in thousands):

	2007	2006
Commercial and residential real estate (CRRE) loans:
CRRE loans for securitization	$—	$209,930
Other CRRE loan sales	128,501	—

Total commercial real estate	128,501	209,930
Auto loans	52,768	44,087
Single-family residential and cooperative loans	30,413	17,262
SBA loans	674	2,317

Total	$212,356	$273,596

     The auto loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes purchased within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	June 30,
	2007	2006
Compensation and employee benefits	$9,390	$7,553
Lease termination costs	3,148	—
Occupancy and equipment	2,017	1,559
Contractual services	1,878	1,201
Deferred rent recognition related to lease termination	(1,860)	—
Information systems	1,117	660
Lower of cost or market adjustment	1,003	304
Corporate development	878	810
Travel and entertainment	383	343
(Credit) provision for unfunded commitments	(261)	1,348
Other	932	820

Total	$18,625	$14,598

     Non-interest expense for the three months ended June 30, 2007, increased 27.6% or $4.0 million to $18.6 million compared with $14.6 million for the corresponding prior year period primarily due to a $1.8 million increase in compensation and employee benefits and a $3.1 million lease termination fee. Annualized non-interest expense as a percentage of average assets was 1.9% for the three months ended June 30, 2007 and 2006.
     Compensation and employee benefits increased 24.3% or $1.8 million to $9.4 million compared to $7.6 million for the three months ended June 30, 2006. This was driven by a $1.8 million increase in base salary adjustments, benefits and incentives for the quarter, a direct result of an increase in average headcount over the period.
     In January 2006 NCB entered into a lease for office space in Arlington, Virginia (“Arlington Lease”). The Arlington Lease agreement provided NCB with the option to have the Arlington landlord assume the economic obligation for the remaining term of its existing headquarters lease at 1725 Eye Street, NW, Washington, D.C. (“1725 Eye Street Lease”). In August 2006, NCB exercised this option. NCB vacated its offices at 1725 Eye Street in April 2007 and relocated the majority of NCB’s operational activities to Arlington, Virginia. Concurrently, NCB’s principal executive offices relocated to 601 Pennsylvania Avenue, NW, Washington, D.C.
     Also, during the second quarter of 2007, NCB agreed to the termination of the 1725 Eye Street Lease. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of income and a lease incentive liability on the consolidated balance sheet. The lease incentive liability will be amortized on a straight-line basis over the fifteen-year term of the Arlington Lease totaling $3.148 million. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million. —

Liquidity and Capital Resources
Cash Requirements
     NCB uses cash primarily for providing loans to eligible cooperative enterprises or enterprises controlled by eligible cooperatives, debt payments and patronage dividends to stockholders. NCB depends primarily on loan sales, deposits from our customers and debt borrowings to finance future growth.
     Cash Balances. As of June 30, 2007, NCB had $55.2 million of cash and equivalents, which was an increase of $7.4 million from December 31, 2006.
     As of June 30, 2007, NCB also had $5.5 million of cash that was restricted as a result of a recourse obligation. Refer to Note 18 for further discussion.
Sources and Uses of Funds
     NCB’s principal sources of funds are loan sales, interest and principal payments on loans, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
     Cash (Used in) Provided by Operating Activities. NCB’s net cash used in operating activities for the six months ended June 30, 2007 was $64.8 million against net cash provided by operating activities of $55.4 million for the six months ended June 30, 2006. This $120.2 million increase in cash used was primarily due to a $79.8 million increase in loans originated for sale, net of principal collections, in addition to an increase of $27.9 million in cash used for the purchase of loans held for sale.
     Cash Used in Investing Activities. NCB’s net cash used in investing activities for the six months ended June 30, 2007 was $48.6 million compared to $62.1 million for the six months ended June 30, 2006. This $13.5 million decrease in cash used was primarily due to a $6.1 million increase in cash used for the purchase of premises and equipment, primarily related to NCB’s new operations center in Arlington, Virginia, offset by a $21.3 million decrease in cash used for loans and lease financing.
     Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the six months ended June 30, 2007 was $120.9 million against $10.5 million for the six months ended June 30, 2006 primarily due to a $166.0 million increase in cash from deposits, offset by a $51.7 million net increase in cash used to repay short-term borrowings.
Loans and Leases
     Loans and leases, including loans held for sale, outstanding were $1.7 billion and $1.6 billion at June 30, 2007 and December 31, 2006, respectively.
     The commercial loan and lease portfolio slightly increased 0.4% to $524.1 million at June 30, 2007 compared with $522.3 million at December 31, 2006. NCB’s commercial portfolio has a concentration in the food retailing and healthcare markets, the latter being mostly residential care facilities. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans are generally expected to be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of the collateral.
     NCB’s real estate loan portfolio increased 4.1% to $882.6 million at June 30, 2007 from $847.7 million at December 31, 2006. NCB’s real estate portfolio has continued to grow as it has continued to expand its lending capabilities in the commercial real estate market. The real estate portfolio is substantially composed of multifamily cooperative mortgages, single-family mortgage and cooperative single-family loans.

Interest-Bearing Liabilities
     Per Table 4 below, interest-bearing liabilities increased 7.8% to $1.7 billion at June 30, 2007 compared with $1.6 billion at December 31, 2006.
     In 2007, NCB has made deposit growth to fund loans a strategic focus. As a result, for the six months ended June 30, 2007, deposits, all of which are held at NCB, FSB, increased 20.3% to $970.1 million from $806.5 million at December 31, 2006. The weighted average rate on deposits at June 30, 2007 was 4.4% compared to 4.3% at December 31, 2006. The average maturity of the certificates of deposit at June 30, 2007 was 16.4 months compared with 20.2 months at December 31, 2006.
     At June 30, 2007 NCB had two depositors with deposits in excess of 5% of NCB’s total deposits. These two depositors had deposits of 12.1% and 5.5% of NCB’s total deposits. Of the $170.1 million of total deposits from these two depositors, $0.5 million relates to non-interest bearing demand deposits, $34.2 million relates to interest bearing demand deposits, and $135.4 million relates to certificates of deposit with early withdrawal penalties. Of the $135.4 million of certificates of deposit, $18.4 million matures within 3 months and $117.0 has a maturity ranging from 6 months to 84 months. Thus, NCB does not consider this concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	June 30,	December 31,
	2007	2006	% Change
Deposits	$970,090	$806,453	20.3%
Short-term debt	312,542	354,673	-11.9%
Long-term debt	217,315	217,773	-0.2%
Subordinated debt	120,705	120,676	0.0%
Junior subordinated debt	50,664	50,647	0.0%

Total	$1,671,316	$1,550,222	7.8%

     At June 30, 2007 total short-term and long-term borrowings (including subordinated debt) decreased $42.5 million or 5.7% from $743.8 million at December 31, 2006 to $701.2 million at June 30, 2007 as the increase in the deposit base allowed NCB to reduce short-term borrowings with the Federal Home Loan Bank.
     NCB had $241.3 million of advances from the FHLB, of which $50.0 million were long-term, at June 30, 2007 compared to $249.5 million at December 31, 2006, of which $50.0 million were long-term. NCB also has letter of credit availability under the FHLB of which $14.8 million and $8.6 million was outstanding at June 30, 2007 and December 31, 2006, respectively.
     At June 30, 2007 NCB had $116.0 million outstanding under its revolving line of credit. In addition, NCB has letter of credit availability under the revolver of which $17.4 million was outstanding at June 30, 2007. At December 31, 2006, $156.0 million was outstanding on the revolving line of credit with $5.0 million outstanding on the letter of credit.
     NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available of which $6.0 million was outstanding at June 30, 2007. There were no bid lines outstanding at December 31, 2006.

     At June 30, 2007 and December 31, 2006, under its Medium Term Note Program, NCB had authority to issue up to $151.0 million of medium term notes. As of June 30, 2007 and December 31, 2006, NCB had $15.0 million of medium term notes outstanding under this program.
     In addition, as of June 30, 2007 and December 31, 2006, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding. At June 30, 2007 and December 31, 2006, NCB had $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor.
Contractual Obligations
     At June 30, 2007 the only material change to either the type or maturity of contractual obligations from December 31, 2006 was the termination of the 1725 Eye Street lease. Although NCB had been relieved of the economic obligation of the 1725 Eye Street lease in August 2006, the termination of the lease, in the second quarter of 2007, relieved NCB of the contractual obligation.
Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
     Discussion of NCB’s commitments, contingent liabilities and off-balance sheet arrangements is included in Notes 13 and 14 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.
Patronage Dividends
     In connection with the annual patronage dividend, NCB is required to distribute all patronage related income, less reserves for dividends on Class C stock, for interest on and redemption of Class A Notes, and for losses.
Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision was $0.2 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively. NCB’s effective tax rate on consolidated operations was 2.1% and 9.4% for the six months ending June 30, 2007 and 2006, respectively. The effective tax rate decreased for the 2007 reporting period because the proportion of NCB’s taxable earnings in the taxable subsidiaries was greater in the six months ending June 30, 2006 than in the six months ending June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Incorporated by reference to the discussion contained under the caption “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Date: August 14, 2007

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler
Dean Lawler
Senior Vice President, Corporate Controller