Form 10-Q
period 2007-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2007-11-14
CIK 356801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2007: Class B 1,729,144; Class C 251,402.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets - September 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of (Loss) Income (unaudited) - for the three and nine months ended September 30, 2007 and 2006	2

	Consolidated Statements of Comprehensive Income (unaudited) - for the nine months ended September 30, 2007 and 2006	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) - for the nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2007 and 2006	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) - September 30, 2007	7-27

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) - for the nine and three months ended September 30, 2007 and 2006	28-43

Item 3	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4	Controls and Procedures	44

PART II OTHER INFORMATION

Item 1	Legal Proceedings	44

Item 1A	Risk Factors	44

Item 6	Exhibits	44

	Signatures	45

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2007
	(Unaudited)	December 31, 2006
Assets
Cash and cash equivalents	$59,636	$47,756
Restricted cash	—	5,398
Investment securities
Available-for-sale	85,795	85,708
Held-to-maturity	1,595	1,647
Loans held for sale	256,268	242,847
Loans and lease financing	1,463,552	1,380,738
Less: Allowance for loan losses	(17,829)	(19,480)

Net loans and lease financing	1,445,723	1,361,258
Other assets	97,158	84,863

Total assets	$1,946,175	$1,829,477

Liabilities and Members’ Equity
Liabilities
Deposits	$1,056,317	$806,453
Patronage dividends payable in cash	1,311	7,118
Other liabilities	50,006	44,299
Borrowings
Short-term	218,435	354,673
Long-term	219,047	217,773
Subordinated debt
Current	2,500	2,500
Non-current	118,220	118,176
Junior subordinated debt	50,672	50,647

Total borrowings	608,874	743,769

Total liabilities	1,716,508	1,601,639

Members’ equity
Common stock	198,055	187,230
Retained earnings
Allocated	2,000	10,328
Unallocated	29,415	29,388
Accumulated other comprehensive income	197	892

Total members’ equity	229,667	227,838

Total liabilities and members’ equity	$1,946,175	$1,829,477

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans and lease financing	$32,491	$27,903	$94,067	$80,146
Investment securities	2,001	1,762	5,898	5,100
Other interest income	614	737	2,077	2,233

Total interest income	35,106	30,402	102,042	87,479

Interest expense
Deposits	12,075	7,487	31,522	21,675
Short-term borrowings	4,345	5,123	14,266	14,126
Long-term debt, other borrowings and subordinated debt	6,112	6,162	18,270	17,229

Total interest expense	22,532	18,772	64,058	53,030

Net interest income	12,574	11,630	37,984	34,449

Provision for loan losses	63	5,276	114	3,835

Net interest income after provision for loan losses	12,511	6,354	37,870	30,614

Non-interest income
Servicing fees	1,436	1,262	3,668	3,513
Letter of credit fees	705	910	2,442	2,684
Prepayment fees	100	71	776	1,161
SFAS 133 adjustment	(1,077)	(487)	(375)	138
(Loss) gain on loan sale	(5,328)	6,671	5,382	15,459
Loss on sale of investments available-for-sale	—	(2)	(15)	(10)
Other	1,042	865	3,307	2,613

Total non-interest income	(3,122)	9,290	15,185	25,558

Non-interest expense
Compensation and employee benefits	6,556	8,269	24,856	23,851
Lower of cost or market valuation allowance	2,251	(348)	3,055	(99)
Occupancy and equipment	1,770	3,312	5,962	6,431
Information systems	1,198	670	3,161	1,983
Contractual services	1,163	1,523	4,290	4,361
Corporate development	743	566	2,380	1,975
Travel and entertainment	347	316	1,040	1,005
Provision (credit) for unfunded commitments	21	(2,365)	(175)	(953)
Lease termination costs	—	—	3,148	—
Deferred rent recognition related to lease termination	—	—	(1,860)	—
Other	1,137	718	3,065	2,282

Total non-interest expense	15,186	12,661	48,922	40,836

(Loss) income before income taxes	(5,797)	2,983	4,133	15,336

(Benefit) provision for income taxes	(284)	(49)	(76)	1,117

Net (loss) income	$(5,513)	$3,032	$4,209	$14,219

Distribution of net (loss) income
Patronage dividends	$(6,154)	$3,919	$3,311	$13,305
Retained earnings	641	(887)	898	914

	$(5,513)	$3,032	$4,209	$14,219

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2007	2006
Net income	$4,209	$14,219

Other comprehensive income
Unrealized holding loss before tax on available-for- sale investment securities and non-certificated interest- only receivables	(712)	(472)
Tax effect	17	6

Comprehensive income	$3,514	$13,753

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2007 and 2006
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net income			4,209		4,209
Adjustment to prior year dividends	—	497	(487)	—	10
Other dividends declared	—	—	(384)	—	(384)
2006 patronage dividends distributed in stock	10,825	(10,825)	—	—	—
2007 patronage dividends
To be distributed in cash	—	—	(1,311)	—	(1,311)
Retained in form of equity	—	2,000	(2,000)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes				(695)	(695)

Balance, September 30, 2007	$198,055	$2,000	$29,415	$197	$229,667

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	14,219	—	14,219
Adjustment to prior year dividends	—	4,063	(6,537)	—	(2,474)
Cancellation of stock	(903)	—	900	—	(3)
Other dividends declared	—	—	(495)	—	(495)
2005 patronage dividends distributed in stock	17,370	(17,370)	—	—	—
2006 patronage dividends
To be distributed in cash	—	—	(5,429)	—	(5,429)
Retained in form of equity	—	7,876	(7,876)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(466)	(466)

Balance, September 30, 2006	$187,335	$7,876	$28,205	$944	$224,360

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities
Net income	$4,209	$14,219
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	114	3,835
Credit for losses on unfunded commitments	(175)	(953)
Amortization of interest-only receivables and servicing rights	8,294	7,553
Depreciation and amortization, other	1,208	3,234
Gain on sale of loans, net of SFAS 133 adjustment	(5,007)	(15,597)
Loss on sale of investments available-for-sale	15	10
Purchase of loans held for sale	(158,807)	(138,753)
Loans originated for sale, net of principal collections	(709,156)	(623,574)
Lower of cost or market valuation allowance	3,055	(99)
Net proceeds from sale of loans held for sale	853,006	867,394
Tenant improvement allowance	3,656	—
Lease termination incentive	3,148	—
Lease termination costs	(1,585)	—
Deferred rent recognition related to lease termination	(1,860)	—
Increase in other assets	(3,601)	(543)
Increase in other liabilities	831	7,409

Net cash (used in) provided by operating activities	(2,655)	124,135

Cash flows from investing activities
Decrease (increase) in restricted cash	5,398	(181)
Purchase of investment securities
Available-for-sale	(22,048)	(84,638)
Held-to-maturity	—	(17)
Proceeds from maturities of investment securities
Available-for-sale	17,645	81,697
Held-to-maturity	52	9
Proceeds from the sale of investment securities
Available-for-sale	1,060	2,100
Net increase in loans and lease financing	(83,882)	(96,431)
Purchases of premises and equipment	(9,143)	(3,480)

Net cash used in investing activities	(90,918)	(100,941)

Cash flows from financing activities
Net increase in deposits	249,638	16,405
Net decrease in short-term borrowings	(136,300)	(43,500)
Repayments of long-term debt	—	(25,000)
Proceeds from the issuance of long-term debt	—	50,000
Incurrence of financing costs	(392)	(984)
Patronage dividends paid	(7,107)	(11,991)
Other dividends paid	(386)	(512)

Net cash provided by (used in) financing activities	105,453	(15,582)

Increase in cash and cash equivalents	11,880	7,612
Cash and cash equivalents, beginning of period	47,756	43,001

Cash and cash equivalents, end of period	$59,636	$50,613

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)
Supplemental schedule of non-cash investing and financing activities:

	2007	2006
Unrealized loss on investment securities available-for-sale and non-certificated interest-only receivables, net of taxes	$(695)	$(466)
Loans transferred to other real estate owned	—	$131

Supplemental information:

Interest paid	$56,328	$47,750
Income taxes paid	$526	$1,264
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2007
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
          The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating NCB’s reported financial results: allowance for loan losses, servicing assets and interest-only receivables, derivative instruments and hedging, and income taxes. These policies and the assumptions involved in applying these policies are discussed in the Annual Report on Form 10-K. We evaluate the accounting estimates and assumptions on an on-going basis. As of September 30, 2007, NCB has not made any significant changes to the estimates and assumptions used in applying the critical accounting policies from the audited 2006 financial statements.
          While NCB believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
          NCB originates various types of loans. The following are the primary types of loans NCB originates.
          The following terms, whenever used hereinafter, shall have the meaning set forth below unless otherwise stated or expressly provided.

•	Consumer Loans	NCB’s Consumer Loans, including auto loans, include unsecured or secured loans to individuals primarily for personal use. If secured, Consumer Loans are secured by collateral other than real estate.

•	Commercial Loans	NCB’s Commercial Loans include unsecured or secured loans to businesses (including small businesses “SBA Loans” and loans to retailer members of wholesaler cooperatives), franchises, community associations, cooperative housing corporations (unsecured only) and other entities to refinance debt or fund capital improvements. Commercial Loans to businesses and franchises are primarily secured by personal property, rents or other cash flows. Commercial Loans to community associations (“Community Association Loans”) are secured by an assignment of condominium or homeowner assessments, accounts and rents and the association’s rights to collect them.

•	Real Estate - Residential Loans	NCB’s Residential Real Estate Loans include Single-family Residential Loans, Share Loans, Cooperative Loans and Multifamily Loans.

NCB’s Single-family Residential Loans are loans to individuals or investors to purchase, refinance, construct or improve residential property consisting of one to four dwellings and are secured by the underlying real estate.

NCB’s Share Loans are loans to individuals living in a cooperative housing corporation (created for the sole purpose of owning and managing a residential apartment property for the benefit of its resident shareholders) to finance the purchase or refinance a share within the cooperative. The share or stock certificate serves as collateral for the loan.

NCB’s Cooperative Loans are loans to cooperative housing corporations to refinance existing debt or fund capital improvements to the common areas of the entire building. NCB’s Cooperative Loans are secured by the first or second mortgage in the land and buildings and by an assignment of all leases, receivables, accounts and personal property of the cooperative housing corporation.

NCB’s Multifamily Loans are loans to businesses or investors to purchase, refinance, construct or improve residential property consisting of five or more dwellings (e.g. apartment housing, student housing, senior housing) and are secured by the underlying real estate.

•	Real Estate - Commercial Loans	NCB’s Commercial Real Estate Loans are loans to businesses (including small businesses “SBA Loans”) or investors to purchase, refinance, construct or improve non-residential property (e.g. retail centers, office buildings, industrial properties or self storage warehouse) and are secured by the underlying real estate.

•	Leases	NCB has various lease programs that it offers to customers.
3. CASH AND CASH EQUIVALENTS
          The composition of cash and cash equivalents is as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Cash	$32,864	$24,747
Cash equivalents	26,772	23,009

Total	$59,636	$47,756

4. INVESTMENT SECURITIES
          The composition of available-for-sale investment securities at September 30, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$36,903	$224	$(974)	$36,153
U.S. Treasury and agency obligations	38,766	99	(52)	38,813
Corporate notes	6,367	10	(43)	6,334
Mutual funds	1,556	—	(124)	1,432
Mortgage-backed securities	2,905	48	(37)	2,916
Equity securities	52	95	—	147

Total	$86,549	$476	$(1,230)	$85,795

          The composition of available-for-sale investment securities at December 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$39,891	$545	$(486)	$39,950
U.S. Treasury and agency obligations	37,526	12	(257)	37,281
Corporate notes	5,659	8	(33)	5,634
Mutual funds	1,503	—	(124)	1,379
Mortgage-backed securities	1,406	7	(36)	1,377
Equity securities	50	37	—	87

Total	$86,035	$609	$(936)	$85,708

          The fair value of investment securities could change from period to period due to factors such as a change in the general level of interest rates, a deterioration in the credit quality of the issuer or in the business conditions of the issuer. NCB does not consider the unrealized losses at September 30, 2007 to be other-than-temporary in accordance with U.S. generally accepted accounting principles.
Interest-only certificated receivables
          Interest-only certificated receivables substantially pertain to Cooperative Loans. The unrealized losses on NCB’s interest-only certificated receivables were caused by changes in interest rates. The certificated interest-only receivables were created when NCB sold loans directly into securitizations and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider the certificated interest-only receivables to be other-than-temporarily impaired at September 30, 2007.
U.S. Treasury and agency obligations, Corporate notes, Mutual funds and Mortgage-backed securities
          At September 30, 2007, NCB held U.S. Treasury and agency obligations that were guaranteed by the full faith and credit of the U.S. government or its agencies and therefore, NCB considers the decline in market value on these items to be interest-rate related. At September 30, 2007, NCB held mortgage-backed securities, issued by Freddie Mac and Fannie Mae and considers the decline in market value on those items to be interest-rate related. At September 30, 2007, NCB held investment-grade corporate notes and given the current credit ratings of these companies, NCB considers the decline in market value on the notes to be interest-rate related. NCB considers the decline in market value on the mutual funds to be interest-rate related. Unless a credit rating downgrade occurs related to particular investments that would cause those investments to be sold below fair value, NCB has the ability and intent to hold the U.S. treasury notes and obligations, corporate notes, mutual funds and mortgage-backed securities until a recovery of fair value, which may be maturity, and thus concludes that individually, and as a group, the decline in market values are not other-than-temporary.

          During the nine months ended September 30, 2007, there were $1.1 million of available-for-sale securities sold compared with $2.1 million of available-for-sale securities sold during the nine months ended September 30, 2006.
          During the three months ended September 30, 2007, there were no available-for-sale securities sold compared with $1.3 million of available-for-sale securities sold during the three months ended September 30, 2006.
          The composition of held-to-maturity investment securities at September 30, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$332	—	$1,510
Corporate debt securities	417	37	—	454

Total	$1,595	$369	$—	$1,964

          The composition of held-to-maturity investment securities at December 31, 2006 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$1,178	$254	$—	$1,432
Corporate debt securities	469	9	—	478

Total	$1,647	$263	$—	$1,910

5. LOAN SERVICING
          The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets.
          Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2007	2006
Balance at January 1	$4,682,056	$4,086,526
Additions	695,314	720,239
Loan payments and payoffs	(231,623)	(190,507)

Balance at September 30	$5,145,747	$4,616,258

          Refer to Note 17 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

6. LOANS HELD FOR SALE
          Loans held for sale by category are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Consumer Loans	$1,497	$1,382
Commercial Loans	17,773	10,026
Real Estate Loans:
Residential	147,195	180,862
Commercial	89,803	50,577

Total	$256,268	$242,847

          Per Statement of Financial Accounting Standards No.65 “Accounting for Certain Mortgage Banking Activities” loans held for sale must be recorded at the lower of cost or market value. As of September 30, 2007, $3.3 million was recorded to reflect the extent to which individual loans cost basis exceeded market value at the Balance Sheet dates.
7. LOANS AND LEASE FINANCING
          Loans and leases outstanding by category are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Consumer Loans	$11,974	$10,707
Commercial Loans	541,565	521,649
Real Estate Loans:
Residential	714,056	701,311
Commercial	195,395	146,435
Leases	562	636

Total	$1,463,552	$1,380,738

8. IMPAIRED LOANS
          A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Impaired loans totaled $21.0 million and $21.6 million at September 30, 2007 and December 31, 2006, respectively. The average balance of impaired loans was $18.8 million and $18.3 million for the nine months ending September 30, 2007 and the twelve months ending December 31, 2006, respectively. The interest income that was due, but not recognized on impaired loans was $1.9 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 NCB had a specific allowance of $4.4 million related to $14.0 million of impaired loans and a general allowance of $0.8 million related to $7.0 million of impaired loans. At December 31, 2006 NCB had a specific allowance of $6.4 million related to $19.1 million of impaired loans and a general allowance of $0.3 million related to $2.5 million of impaired loans. Reserves at September 30, 2007 were deemed adequate to cover the estimated loss exposure related to the above loans.
          Of the $14.0 million of impaired loans with a specific allowance at September 30, 2007, $1.8 million was for a Commercial Loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter and the realizable cash flows being significantly lower than the current outstanding principal balance of the loan at September 30, 2007. NCB has reserved an allowance of $1.4 million for this loan.

          As of September 30, 2007, there were no commitments to lend additional funds to borrowers whose loans were impaired.
          Real estate owned was $130 thousand at September 30, 2007 and $193 thousand at December 31, 2006.
9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
          The following is a summary of the components of the allowance for loan losses as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Specific allowance on impaired loans	$4,427	$6,443
General allowance on impaired loans	797	325
General allowance	12,605	12,712

Total allowance for loan losses	$17,829	$19,480

          The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30 (dollars in thousands):

	2007	2006
Balance at January 1	$19,480	$20,193

Charge-offs
Consumer Loans	(545)	(141)
Commercial Loans	(1,572)	(3,265)
Real Estate Loans (Commercial and Residential)	—	(32)

Total charge-offs	(2,117)	(3,438)

Recoveries
Consumer Loans	137	1
Commercial Loans	215	256
Real Estate Loans (Commercial and Residential)	—	—

Total recoveries	352	257

Net charge-offs	(1,765)	(3,181)

Provision for loan losses	114	3,835

Balance at September 30	$17,829	$20,847

           The $2.1 million of charge-offs for the nine months ending September 30, 2007 includes $0.9 million related to a partial charge-off of a Commercial Loan to a grocery retailer, a $0.3 million charge-off of a Commercial Loan to a convenience store, a $0.1 million charge-off of a Commercial Loan to a hardware retailer and a $0.1 million Consumer Loan charge-off.
           Included within the provision for loan losses for the nine months ended September 30, 2006 is $2.4 million related to the reclassification of a provision for unfunded commitments. The reclassification was the result of a letter of credit that was drawn on during the third quarter of 2006. Simultaneously, $2.4 million of the loan balance relating to the draw of the letter of credit was charged-off and is reflected in the $3.3 million of Commercial Loan charge-offs for the nine months ended September 30, 2006.

           Although NCB’s loan and lease financing portfolio has increased over the nine month period ending September 30, 2007, its required allowance for losses has decreased due to the full repayment of one previously impaired loan with a significant reserve against it. Also, changes in the composition of loans within the portfolio led to a higher relative percentage of loans that, based on NCB’s risk rating system, are determined to have a lower credit risk. This decrease in credit risk resulted in a lower required allowance for the nine months ending September 30, 2007, requiring a lower provision for loan losses for the nine months ending September 30, 2007.
          The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities (dollars in thousands):

2007
Balance at January 1	$1,528
Credit for unfunded commitments	(175)

Balance at September 30	$1,353

2006
Balance at January 1	$2,605
Credit for unfunded commitments	(1,077)

Balance at December 31	$1,528

10. OTHER ASSETS
          Other assets consisted of the following as of (dollars in thousands):

	September 30,	December 31,
	2007	2006
Non-certificated interest-only receivables, at fair value	$31,864	$33,053
Premises and equipment, net	15,228	7,316
Mortgage servicing rights	12,486	9,362
Accrued interest receivable	12,048	10,044
Federal Home Loan Bank stock	9,274	8,421
Valuation of letters of credit	7,342	6,914
Equity method investments	2,658	2,391
Prepaid assets	2,193	2,397
Derivative assets	1,056	2,210
Other	3,009	2,755

Total other assets	$97,158	$84,863

          In January 2006 NCB entered into a lease for office space in Arlington, Virginia (“Arlington Lease”). NCB vacated its offices at 1725 Eye Street in April 2007 and relocated the majority of its operational activities to Arlington, Virginia. Concurrently, NCB’s principal executive offices relocated to 601 Pennsylvania Avenue, NW, Washington, D.C.
          Also, during the second quarter of 2007, NCB agreed to the termination of the lease for its offices at 1725 Eye Street. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of income and a lease incentive liability on the consolidated balance sheet. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million.
          Within premises and equipment at September 30, 2007 is $8.8 million of building expenditures relating to NCB’s new operations center in Arlington, Virginia and new headquarters in Washington, D.C.
11. DEPOSITS
          Deposits consisted of the following (dollars in thousands):

	September 30, 2007		December 31, 2006
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$43,396	—	$39,596	—
Interest-bearing demand deposits	281,930	3.92%	214,824	3.60%
Savings deposits	6,465	1.24%	6,493	1.26%
Certificates of deposit	724,526	4.88%	545,540	4.61%

Total deposits	$1,056,317	4.39%	$806,453	4.08%

          The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $581.7 million and $398.0 million at September 30, 2007 and December 31, 2006, respectively.
          At September 30, 2007 and December 31, 2006, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Within 3 months	$110,745	$77,901
Over 3 months through 6 months	84,418	34,974
Over 6 months through 12 months	158,614	53,124
Over 12 months	227,890	231,524

Total certificates of deposit	$581,667	$397,523

     The cash flow to satisfy maturing certificates is derived from the sale of loans held for sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity.

          Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2007	2006	2007	2006
Interest-bearing demand deposits	$2,951	$2,103	$7,865	$5,800
Savings deposits	22	23	65	67
Certificates of deposit	9,102	5,361	23,592	15,808

Total deposit interest expense	$12,075	$7,487	$31,522	$21,675

12. BORROWINGS
           NCB has other borrowings than those discussed below. Refer to NCB’s Annual Report of Form 10-K for a full discussion on all of NCB’s borrowings. The following are significant changes in NCB’s borrowings during the third quarter of 2007:
          NCB has an aggregate of $350.0 million available under its revolving credit agreement. At September 30, 2007 NCB had $123.0 million outstanding under its revolving line of credit with an additional $5.4 million issued in letters of credit thereunder. At December 31, 2006, $156.0 million was outstanding on the revolving line of credit with $5.0 million issued in letters of credit thereunder. On September 28, 2007 NCB entered into an amendment to its revolving credit agreement to temporarily adjust some of the financial covenants with respect to the third quarter results. Currently, NCB is in the process of arranging for a similar amendment for future quarters with its lenders under the revolving credit agreement.
          In addition, as of September 30, 2007 and December 31, 2006, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding. At September 30, 2007 and December 31, 2006, NCB had $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor. Currently, NCB is in the process of arranging for an amendment with the holders of NCB’s privately placed debt to adjust some of the financial covenants for future quarters.
13. REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB
          NCB, FSB is a wholly owned and consolidated subsidiary of NCB. In connection with the insurance of deposit accounts, NCB, FSB, a federally chartered, federally insured savings bank, is required to maintain minimum amounts of regulatory capital. If NCB, FSB fails to meet its minimum required capital, the appropriate regulatory authorities may take such actions, as they deem appropriate, to protect the Deposit Insurance Fund (DIF), NCB, FSB, and its depositors and investors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions.
          NCB, FSB’s capital exceeded the minimum capital requirements at September 30, 2007 and December 31, 2006. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) at September 30, 2007 and December 31, 2006 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Tangible Capital (to tangible assets)	$129,938	9.57%	$20,368	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$136,551	11.57%	$94,425	8.00%	$118,031	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$129,444	10.97%	N/A	N/A	$70,819	6.00%
Core Capital (to adjusted tangible assets)	$129,938	9.57%	$54,314	4.00%	$67,892	5.00%

As of December 31, 2006:
Tangible Capital (to tangible assets)	$130,128	10.74%	$18,173	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$134,892	14.09%	$76,599	8.00%	$95,749	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$129,619	13.54%	N/A	N/A	$57,450	6.00%
Core Capital (to adjusted tangible assets)	$130,128	10.74%	$48,462	4.00%	$60,577	5.00%
          The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. At September 30, 2007, no such limitations or restrictions existed.
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
          NCB also makes rate lock commitments to extend credit to borrowers for the origination of Single-family Residential, Share, Cooperative and Commercial Real Estate Loans. In the case of Single-family Residential and Share Loans, the rate lock commitments generally extend for a 30-day period. Some of these commitments will expire due to the transactions not being completed within 30 days. For Cooperative and Commercial Real Estate Loans, the rate lock commitments can extend for 12 months or longer, but there is generally little to no fall out prior to closing.
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
          Issuance fees associated with the standby letters of credit range from 0.50% to 3.00% of the commitment amount. The standby letters of credit mature throughout 2007 to 2016.
          The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$854,788	$809,869	$4,274	$4,049
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$6,630	$5,153	$20	$11
Cooperative and Commercial Real Estate Loans	$44,582	$107,306	$(656)	$(632)
Standby letters of credit	$221,724	$219,456	$9,280	$5,837
          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $7.2 million was recorded in other liabilities and a corresponding asset of $7.3 million was recorded in other assets in the Consolidated Balance Sheet at September 30, 2007. In accordance with FIN 45, a liability of $6.8 million was recorded in other liabilities and a corresponding asset of $6.9 million was recorded in other assets in the Consolidated Balance Sheet at December 31, 2006.
          NCB reserved $1.4 million and $1.5 million as of September 30, 2007 and December 31, 2006, respectively, to cover its loss exposure to unfunded commitments.
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
          Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to loans held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below for the three and nine months ended September 30 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Unrealized loss on designated derivatives recognized(1)	$(10,913)	$(3,807)	$(2,538)	$(2,542)
Increase in value of warehouse loans(2)	11,295	3,946	2,626	2,626

Net hedge ineffectiveness(3)	382	139	88	84

Unrealized gain (loss) on undesignated loan commitments recognized(4)	147	7,485	(200)	2,480
(Loss) gain on undesignated derivatives recognized(5)	(1,299)	(7,883)	281	(2,491)

Net loss on undesignated derivatives	(1,152)	(398)	81	(11)

Unrealized (loss) gain on other non-hedging derivatives(6)	(307)	(228)	(544)	65

Net SFAS 133 adjustment	$(1,077)	$(487)	$(375)	$138

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in fair value of the derivative over the period presented. Excludes derivatives hedging debt, accounted for using the shortcut method under SFAS 133. Net hedge ineffectiveness is not impacted by shortcut method accounting.

(2)	Quantifies the change in the fair value of the loans being hedged (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in fair value of the hedged item is not offset by the change in fair value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period, whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.
          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. At September 30, 2007, NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $0.2 million. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
          Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/sells these contracts to economically hedge the interest rate risk associated with originating mortgage loans that will be held for sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. These futures contracts have not been designated as accounting hedges under SFAS 133, as amended.
          Forward loan sales commitments lock in the prices at which, Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held for sale. NCB also participates in a cash window program with Fannie Mae to forward sell Cooperative and Multifamily Loans. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.
          The estimated fair values of NCB’s financial futures contracts, interest rate swaps and forward sales commitments are recorded as a component of other assets and other liabilities on the consolidated balance sheet.

     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at September 30, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2007	2006	2007	2006
Financial futures contracts	$22,400	$10,400	$41	$(123)
Interest rate swap agreements	$318,571	$323,513	$(4,596)	$(5,050)
Forward sales commitments:
Single-family Residential and Share Loans	$18,359	$17,573	$(96)	$(101)
Cooperative and Multifamily Loans	$22,375	$43,000	$107	$(1,143)
16. SEGMENT REPORTING
          NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate and community association loans (included in commercial loans in Note 7) nationally, with a concentration in New York City. The Warehouse Lending segment originates Commercial Real Estate Loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment income consists of NCB’s unallocated administrative income and expense and net interest income from investments and corporate debt after allocations to segments. The Other segment assets consist mostly of unallocated cash and cash equivalents, investment securities, Federal Home Loan Bank stock, premises and equipment and equity investment securities. NCB evaluates segment performance based on earnings before taxes.

     The following is the segment reporting for the nine months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$30,213	$27,083	$18,684	$22,080	$3,982	102,042
Interest expense	16,557	15,352	13,853	14,778	3,518	64,058

Net interest income	13,656	11,731	4,831	7,302	464	37,984

(Credit) provision for loan losses	(1,126)	1,187	—	53	—	114

Non-interest income	3,177	3,517	7,651	840	—	15,185

Non-interest expense:
Direct expense	5,157	2,550	2,927	2,541	18,655	31,830
Overhead and support	7,148	3,441	3,096	3,407	—	17,092

Total non-interest expense	12,305	5,991	6,023	5,948	18,655	48,922

Income (loss) before taxes	$5,654	$8,070	$6,459	$2,141	$(18,191)	$4,133

Total average assets	$455,635	$469,608	$393,125	$490,605	$144,834	$1,953,807

Total assets	$480,460	$492,394	$327,438	$495,267	$150,616	$1,946,175

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$28,327	$19,809	$16,074	$20,238	$3,031	$87,479
Interest expense	15,853	10,019	12,988	11,830	2,340	53,030

Net interest income	12,474	9,790	3,086	8,408	691	34,449

Provision (credit) for loan losses	5,187	(113)	—	(1,239)	—	3,835

Non-interest income	4,364	3,477	15,537	2,180	—	25,558

Non-interest expense:
Direct expense	4,454	3,304	3,567	4,328	15,700	31,353
Overhead and support	2,735	2,091	1,897	2,760	—	9,483

Total non-interest expense	7,189	5,395	5,464	7,088	15,700	40,836

Income (loss) before taxes	$4,462	$7,985	$13,159	$4,739	$(15,009)	$15,336

Total average assets	$491,787	$333,180	$266,411	$470,888	$196,284	$1,758,550

Total assets	$502,319	$351,981	$223,388	$503,538	$121,726	$1,702,952

     The following is the segment reporting for the three months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,182	$9,559	$6,527	$7,461	$1,377	$35,106
Interest expense	5,814	5,476	4,711	5,284	1,247	22,532

Net interest income	4,368	4,083	1,816	2,177	130	12,574

(Credit) provision for loan losses	(406)	808	—	(339)	—	63

Non-interest income	1,034	1,209	(5,601)	236	—	(3,122)

Non-interest expense:
Direct expense	1,208	680	356	812	5,597	8,653
Overhead and support	2,731	1,684	445	1,673	—	6,533

Total non-interest expense	3,939	2,364	801	2,485	5,597	15,186

Income (loss) before taxes	$1,869	$2,120	$(4,586)	$267	$(5,467)	$(5,797)

Total average assets	$464,065	$479,830	$418,014	$494,200	$149,948	$2,006,057

Total assets	$480,460	$492,394	$327,438	$495,267	$150,616	$1,946,175

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,592	$7,054	$5,507	$7,168	$1,081	$30,402
Interest expense	5,604	3,456	4,459	4,380	873	18,772

Net interest income	3,988	3,598	1,048	2,788	208	11,630

Provision (credit) for loan losses	4,897	(3)	—	382	—	5,276

Non-interest income	1,452	1,161	6,000	677	—	9,290

Non-interest expense:
Direct expense	1,425	1,103	1,315	1,597	5,352	10,792
Overhead and support	503	397	391	578	—	1,869

Total non-interest expense	1,928	1,500	1,706	2,175	5,352	12,661

(Loss) income before taxes	$(1,385)	$3,262	$5,342	$908	$(5,144)	$2,983

Total average assets	$495,456	$345,879	$253,064	$488,291	$184,110	$1,766,800

Total assets	$502,319	$351,981	$223,388	$503,538	$121,726	$1,702,952

17. LOAN SALES AND SECURITIZATIONS
     Well-publicized issues in the overall residential mortgage lending market (particularly sub-prime lending) have had a pronounced negative effect on the mortgage securitization market and other credit markets. None of NCB’s loans held for sale are considered sub-prime. Nonetheless, NCB’s financial results, particularly its gain on loan sales, have been adversely impacted by changes in market conditions in the commercial mortgage-backed securities marketplace.
     Rapidly deteriorating credit market conditions during the third quarter of 2007 resulted in market pricing that was substantially different than the pricing realized in previous periods. Because NCB does not lock in the sales price on most of its loans held for sale at the time of origination, the changes in market conditions meant that the market value declined. NCB made the strategic decision to sell loans, many of which were in a loss position, during the third quarter, primarily to realize the cash proceeds to reinvest in either loans held for sale with pricing reflective of current market conditions or for loans held for investment.
     When NCB sells loans, it generally continues to hold the mortgage servicing rights and, depending on the nature of the sale, may also continue to hold interest-only securities (retained interests).
     During the nine months ended September 30, 2007 and 2006, NCB sold loans through securitized transactions. The net proceeds from NCB’s sale of loans through securitized transactions were $296.3 million and generated a total of $2.7 million in retained interests for the nine months ended September 30, 2007. The proceeds from NCB’s sales of loans through securitized transactions were $601.5 million and generated a total of $5.5 million in retained interests for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007 and 2006, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $398.0 million and generated a total of $4.8 million in retained interests for the nine months ended September 30, 2007. The net proceeds from the sale of these loans were $127.7 million and generated a total of $1.9 million in retained interests for the nine months ended September 30, 2006.
     NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $158.7 million and $138.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     In total, excluding SFAS 133 adjustment impact, NCB generated a gain on the sale of loans of $5.4 million and $15.5 million for the nine months ended September 30, 2007 and 2006, respectively. In total, excluding SFAS 133 adjustment impact, NCB generated a loss on the sale of loans of $5.3 million for the three months ended September 30, 2007 and a gain of $6.7 million for the three months ended September 30, 2006.
     See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.
     Mortgage Servicing Rights(“MSRs”)
     MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.06% to 0.41% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
     In accordance with paragraph 63 of SFAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.

     Activity related to MSRs for the nine months ended September 30, 2007 and 2006 is as follows (dollars in thousands):

	Mortgage Servicing Rights
	2007	2006
Balance at January 1	$9,362	$5,803
Additions	4,013	3,211
Amortization	(879)	(586)
Impairment of MSR	(10)	—

Balance at September 30	$12,486	$8,428

     At September 30, 2007 and December 31, 2006 the MSR balance relating to the servicing of Share and Single-family Residential Loans was $2.8 million and $2.4 million, respectively. At September 30, 2007 and December 31, 2006 the MSR balance relating to the servicing of all other loans was $9.7 million and $7.0 million, respectively.
     A $10 thousand impairment was recorded for MSRs during the nine months ending September 30, 2007. No impairments were recorded for the nine months ending September 30, 2006.
     Considerable judgment is required to determine the fair value of NCB’s retained interests because these assets are generally not actively traded in stand-alone markets.
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
     Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the nine months ended September 30, are as follows:

	2007	2006
Weighted-average life (in years):
Share and Single-family Residential Loans	5.6	4.6
Multifamily, Cooperative and Commercial Real Estate Loans	8.4	8.9

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	19.7%	13.2%
Multifamily, Cooperative and Commercial Real Estate Loans	5.3%	1.6%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.0%	13.2%
Multifamily, Cooperative and Commercial Real Estate Loans	9.6%	11.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	5.0%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	5.6%	5.1%

     Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs at September 30, 2007 and December 31, 2006 and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,386	$3,868
Multifamily, Cooperative and Commercial Real Estate Loans	$14,344	$8,192

Weighted-average life (in years):
Share and Single-family Residential Loans	7.0	5.7
Multifamily, Cooperative and Commercial Real Estate Loans	7.0	7.9

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	18.4%	19.5%
Multifamily, Cooperative and Commercial Real Estate Loans	2.3%	2.3%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(422)	$(164)
Multifamily, Cooperative and Commercial Real Estate Loans	$(57)	$(26)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(584)	$(313)
Multifamily, Cooperative and Commercial Real Estate Loans	$(112)	$(53)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	11.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(360)	$(112)
Multifamily, Cooperative and Commercial Real Estate Loans	$(507)	$(365)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(470)	$(218)
Multifamily, Cooperative and Commercial Real Estate Loans	$(986)	$(705)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	5.0%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	5.1%	5.3%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(362)	$(2)
Multifamily, Cooperative and Commercial Real Estate Loans	$(675)	$(475)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(480)	$(3)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,360)	$(950)

Interest-Only receivables
     Activity related to interest-only receivables for the nine months ended September 30, 2007 and 2006 is as follows (dollars in thousands):

	Certificated Interest-Only Receivables
	2007	2006
Balance at January 1 at fair value	$39,950	$42,027
Additions	1,107	3,005
Amortization	(4,012)	(3,743)
Change in mark-to-market	(809)	72
Writedown of asset due to prepayment	(83)	(5)

Balance at September 30 at fair value	$36,153	$41,356

	Non-certificated Interest-Only Receivables
	2007	2006
Balance at January 1 at fair value	$33,053	$35,671
Additions	2,388	1,146
Amortization	(3,260)	(3,052)
Change in mark-to-market	(267)	(701)
Writedown of asset due to prepayment	(50)	(170)

Balance at September 30 at fair value	$31,864	$32,894

     For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables are the discount rate and the life of the estimated cash flows.
     Key economic assumptions used in determining the fair value of interest-only receivables at the time of sale are as follows:

	September 30,
	2007	2006
Weighted-average life (in years)	8.5	9.3
Weighted-average annual discount rate	6.40%	7.42%

     Key economic assumptions used in subsequently measuring the fair value of NCB’s other interest-only receivables at September 30, 2007 and December 31, 2006, and the effect on the fair value of those other interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Fair value	$68,017	$73,003
Weighted-average life (in years)	6.1	6.8
Weighted average annual discount rate	6.59%	6.25%
Impact on fair value of 10% adverse change	$(1,427)	$(1,529)
Impact on fair value of 20% adverse change	$(2,806)	$(3,007)
     At September 30, 2007 and December 31, 2006 the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.0 billion and $3.9 billion, respectively. At September 30, 2007 there was $1.3 million or less than 0.1% of delinquent loans. At December 31, 2006 there was $3.6 million or 0.1% of delinquent loans.
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
     The following table summarizes the cash flows received from loan sale activity and retained interests for the nine months ended September 30, (dollars in thousands):

	2007	2006
Net proceeds from loans sold through securitizations	$296,305	$601,529
Net proceeds from other loan sales	$398,009	$127,623
Net proceeds from auto loan sales	$158,692	$138,176
Servicing fees received	$4,329	$4,055
Cash flows received on interest-only receivables	$11,034	$10,938
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
Other
     NCB transfers Cooperative, Multifamily and Commercial Real Estate Loans to trusts that issue various classes of securities to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in SFAS 140 for QSPE status. Regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in SFAS 140. As a result the FASB added this issue to its agenda in December 2005. At a July, 2006 meeting, FASB combined this project with a wider project on the Transfers of Financial Assets. If future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, we cannot predict what the transition provisions for implementing such guidance will be.
19. SUBSEQUENT EVENTS
     During the fourth quarter of 2007, NCB initiated an early retirement program in which it provided certain employees with the option to retire early in exchange for specific compensation packages. In addition, NCB undertook a reduction in force to align itself with changing market conditions. The impact of these programs resulted in additional compensation expense to NCB during the fourth quarter of 2007.

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
          NCB primarily provides financial services to eligible cooperatives or organizations controlled by eligible cooperatives throughout the United States and to members of such cooperatives. A cooperative is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative, the voting stock of which can only be owned by its members or those eligible to become its members.
          Well-publicized issues in the overall residential mortgage lending market (particularly sub-prime lending) have had a pronounced negative effect on the mortgage securitization market and other credit markets. None of NCB’s loans held for sale are considered sub-prime. Nonetheless, NCB’s financial results, particularly its gain on loan sales, have been substantially impacted by changes in market conditions in the commercial mortgage-backed securities marketplace.
          Rapidly deteriorating credit market conditions during the third quarter of 2007 resulted in market pricing that was substantially different than the pricing realized in previous periods. Because NCB does not lock in the sales price on most of its loans held for sale at the time of origination, the changes in market conditions meant that the market value declined. NCB made the strategic decision to sell these loans, many of which were in a loss position, during the third and fourth quarters, primarily to realize the cash proceeds to reinvest in either loans held for sale with pricing reflective of current market conditions or for loans held for investment.
NCB continues to believe that:
•	There is no current or foreseeable evidence of credit quality deterioration in NCB’s salable portfolios

•	Market demand for Cooperative Loans remains strong

•	Credit quality of NCB’s borrowers remains very strong

•	Multiple sales channels continue to exist for NCB’s loans held for sale
          Although the fixed income markets continue to remain under pressure heading into the fourth quarter, NCB’s management believes most of the financial impact on its market-sensitive portfolios has already been experienced, particularly through the $2.3 million lower of cost or market valuation allowance recorded for the three months ending September 30, 2007. However, to the extent that market conditions continue to worsen, NCB could experience higher than anticipated losses in the fourth quarter.
Financial Performance Highlights for the nine months ended September 30, 2007
•	Gain on loan sales for the first six months of 2007 were partially offset by $5.3 million of losses on loan sales in the third quarter.

•	Deposit growth of 31.0% from December 31, 2006.

•	Net yield on interest earning assets of 2.66% vs. 2.69% for the same period last year

•	Solid credit quality — Non-performing assets of 1.1% of total assets at September 30, 2007 vs. 1.2% at December 31, 2006.

•	A lease termination expense of $3.1 million was recorded in connection with NCB’s relocation of its operations center and headquarters during 2007.

Results of Operations
For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Overview
     NCB’s net income for the nine months ended September 30, 2007 was $4.2 million. This was a 70.4% or $10.0 million decrease compared to $14.2 million for the nine months ended September 30, 2006. The $10.0 million decrease in net income resulted primarily from a $10.1 million decrease in gain on loan sales as discussed in the overview. Other variances contributing to the year-over-year decrease in net income were a $3.7 million decrease in the provision for loan losses and a $1.9 million increase in income due to a recognition of deferred rent related to the lease termination, offset by a $3.2 million increase in the lower of cost of market adjustment on loans held for sale and a $3.1 million increase in lease termination costs.
     Total assets increased 6.4% or $116.7 million to $1.95 billion at September 30, 2007 from $1.83 billion at December 31, 2006.
     The annualized return on average total assets was 0.3% and 1.1% for the nine months ended September 30, 2007 and 2006, respectively. The annualized return on average members’ equity was 2.4% and 8.2% for the nine months ended September 30, 2007 and 2006, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Profitability	2007	2006	2007	2006

Net interest income	$12,574	$11,630	$37,984	$34,449
Net yield on interest earning assets	2.58%	2.69%	2.66%	2.69%
Non-interest income	$(3,122)	$9,290	$15,185	$25,558
Non-interest expense	15,186	12,661	48,922	40,836
Net income	(5,513)	3,032	4,209	14,219

Return on average assets	-1.1%	0.7%	0.3%	1.1%
Return on average members’ equity	-9.5%	5.2%	2.4%	8.2%
Efficiency ratio	160.7%	60.5%	92.0%	68.1%

	September 30,	December 31,
Supplemental Data	2007	2006

Loans held for sale	$256,268	$242,847
Loans and lease financing	1,463,552	1,380,738
Total assets	1,946,175	1,829,477
Total borrowings	608,874	743,769

Full time equivalent employees	342	306

Average members’ equity as a percentage of average total assets	11.9%	12.8%
Average members’ equity as a percentage of average total loans and lease financing	13.4%	14.3%

Net average loans and lease financing to average total assets	87.6%	88.2%
Net average earning assets to average total assets	96.5%	97.3%

	September 30,	December 31,
Credit Quality	2007	2006

Allowance for loan losses	$17,829	$19,480
Allowance for loan losses to loans outstanding	1.0%	1.2%
Provision for loan losses	$114	$3,667
Impaired assets	21,033	21,600
Real estate owned	130	193
Total non-performing assets	21,163	21,793
Non-performing assets as a percentage of total assets	1.1%	1.2%

Net Interest Income
     Net interest income for the nine months ended September 30, 2007 increased $3.6 million or 10.5% to $38.0 million compared with $34.4 million for the nine months ended September 30, 2006. The net yield on interest earning assets decreased from 2.69% for the nine months ended September 30, 2006 to 2.66% for the same period in 2007.
     For the nine months ended September 30, 2007, interest income increased by 16.6% or $14.5 million to $102.0 million compared with $87.5 million for the nine months ended September 30, 2006. Continued balance sheet growth and higher market interest rates resulted in an increase in average earning balances of $194.0 million and an increase in aggregate yields from 6.82% in 2006 to 7.14% in 2007. A portion of the increase was due to the recognition of $1.1 million of interest income from a loan previously in non-accrual status that accounted for 13.9% of the increase in aggregate yields. In addition, the majority of NCB’s loan portfolio is indexed to rates, predominantly LIBOR and prime, that have re-priced upwards over the duration of the two reporting periods.
     Interest income from Real Estate (Residential and Commercial) Loans increased $12.0 million or 25.6%. An increase in average balances of $182.9 million or 18.5%, primarily in the commercial real estate segment, contributed $8.9 million to the increase, while an increase in the yield from 6.32% in 2006 to 6.70% in 2007 contributed $3.1 million. Consumer and Commercial Loans and Lease interest income increased $1.9 million or 5.8%. The increase in the yield from 7.82% in 2006 to 8.40% in 2007 contributed $2.4 million to the increase in income, while a decrease in average balances of $8.0 million or 1.4% offset $0.5 million of the year-over-year increase. Interest income from investment securities and cash equivalents increased by $0.8 million. A $20.9 million or 17.3% increase in average balances contributed $0.9 million, while the decrease in the yield from 5.64% in 2006 to 5.56% in 2007 offset $0.1 million of the year-over-year increase.
      Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment. This is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $2.1 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     Interest expense for the nine months ended September 30, 2007 increased $11.1 million or 20.8% from $53.0 million in 2006 to $64.1 million in 2007. Interest expense on deposits increased $9.8 million or 45.4% from $21.7 million in 2006 to $31.5 million in 2007. Average deposit balances grew by $175.7 million or 22.8% from 2006 to 2007, accounting for $5.4 million of the increase. Additionally, the average deposit cost increased by 69 basis points from 3.76% to 4.45% accounting for $4.4 million of the increase. This was due to both an increase in short-term interest rates and the strong competition for deposits.
     Interest expense on short-term borrowings increased by $0.2 million or 1.0% from $14.1 million in 2006 to $14.3 million in 2007. The average cost of borrowing increased from 5.74% to 5.84% accounting for $0.3 million of the increase in interest expense. A $2.6 million decrease in average short-term borrowings, primarily from the Federal Home Loan Bank, offset the year-over-year increase in interest expense by $0.1 million. Interest expense on long-term debt, other borrowings and subordinated debt increased $1.0 million or 0.6%. The average balance increased by $19.2 million, accounting for $0.9 million of the increase. In addition, the average cost of borrowing increased 5 basis points, again as the result of an increase in interest rates, accounting for $0.1 million of the increase.
     NCB recorded interest income of $0.3 million and an offset to interest income of $0.3 million associated with its swap contracts relating to the hedging of loans and loan commitments for the nine months ended September 30, 2007 and 2006, respectively. In addition, and over the same respective periods, NCB recorded interest expense of $0.7 million and $0.3 million relating to the hedging of fixed-rate liabilities.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the nine months ended September 30, 2007.

Table 1
Changes in Net Interest Income
For the nine months ended September 30,
(Dollars in thousands)

	2007 Compared to 2006
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (residential and commercial) Loans	$8,933	$3,065	$11,998
Consumer and Commercial Loans and Leases	(489)	2,412	1,923

Total loans and lease financing	8,444	5,477	13,921
Investment securities and cash equivalents	876	(78)	798
Other interest income	(115)	(41)	(156)

Total interest income	9,205	5,358	14,563

Interest Expense
Deposits	5,405	4,442	9,847
Short-term borrowings	(114)	254	140
Long-term debt, other borrowings and subordinated debt	894	147	1,041

Total interest expense	6,185	4,843	11,028

Net interest income	$3,020	$515	$3,535

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the nine months ended September 30,
(Dollars in thousands)

	2007				2006
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (residential and commercial) Loans*	$1,172,945	$58,941	6.70%	$990,023	$46,943	6.32%
Consumer and Commercial Loans and Leases*	557,843	35,126	8.40%	565,878	33,203	7.82%

Total loans and lease financing*	1,730,788	94,067	7.25%	1,555,901	80,146	6.87%
Investment securities and cash equivalents	141,477	5,898	5.56%	120,607	5,100	5.64%
Other interest income	32,104	2,077	8.63%	33,862	2,233	8.79%

Total interest earning assets	1,904,369	102,042	7.14%	1,710,370	87,479	6.82%

Allowance for loan losses	(18,610)			(19,594)

Non-interest earning assets
Cash	8,319			21,432
Other	59,729			46,342

Total non-interest earning assets	68,048			67,774

Total assets	$1,953,807			$1,758,550

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$945,189	$31,522	4.45%	$769,467	$21,675	3.76%
Short-term borrowings	325,525	14,266	5.84%	328,141	14,126	5.74%
Long-term debt, other borrowings and subordinated debt	391,007	18,270	6.23%	371,796	17,229	6.18%

Total interest bearing liabilities	1,661,721	64,058	5.14%	1,469,404	53,030	4.81%

Other liabilities	59,961			57,924
Members’ equity	232,125			231,222

Total liabilities and members’ equity	$1,953,807			$1,758,550

Net interest earning assets	$242,648			$240,966

Net interest revenues and spread		$37,984	2.00%		$34,449	2.01%
Net yield on interest earning assets			2.66%			2.69%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the nine
	months ended September 30,
	2007	2006
Gain on loan sale	$5,382	$15,459
Servicing fees	3,668	3,513
Letter of credit fees	2,442	2,684
Prepayment fees	776	1,161
Loss on sale of investments available-for-sale	(15)	(10)
SFAS 133 adjustment	(375)	138
Other	3,307	2,613

Total	$15,185	$25,558

     Total non-interest income decreased $10.4 million or 40.6% from $25.6 million during the nine months ended September 30, 2006 to $15.2 million for the nine months ending September 30, 2007. This was driven by a decrease of $10.1 million in gain on sale of loans from $15.5 million for the nine months ended September 30, 2006 to $5.4 million for the nine months ending September 30, 2007 as a result of the effect of the financial market volatility in NCB’s pricing of its loans held for sale at origination and at the time of sale.
     The gain as a percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans decreased from 2.2% in the first nine months of 2006 to 0.8% in the first nine months of 2007. This was due the well publicized issues in the overall residential mortgage lending market which has had a negative effect on the commercial mortgage securitization market in the third quarter of 2007. The increased yield demanded by the ultimate purchasers of the loans during the third quarter meant that many of the loans sold during this period were sold in a loss position as their pricing at the time of origination was at significantly lower levels.
     There were $1.1 million of investment securities available-for-sale sold during the nine months ended September 30, 2007 compared to $2.1 million sold during the nine months ended September 30, 2006.
     The following table shows the unpaid principal balance of loans sold during the nine months ended September 30 (dollars in thousands):

	2007	2006
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$295,386	$593,474
Other	304,535	68,500

Total Cooperative, Multifamily and Commercial Real Estate Loans	599,921	661,974
Consumer Loans (auto loans)	158,692	138,176
Single-family Residential Loans and Share Loans	86,528	51,246
SBA Loans	8,865	7,019

Total	$854,006	$858,415

     The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes purchased within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.

Non–interest Expense
(dollars in thousands)

	Non-interest expense for the nine
	months ended September 30,
	2007	2006
Compensation and employee benefits	$24,856	$23,851
Occupancy and equipment	5,962	6,431
Contractual services	4,290	4,361
Information systems	3,161	1,983
Lease termination costs	3,148	—
Lower of cost or market valuation allowance	3,055	(99)
Corporate development	2,380	1,975
Travel and entertainment	1,040	1,005
Credit for unfunded commitments	(175)	(953)
Deferred rent recognition related to lease termination	(1,860)	—
Other	3,065	2,282

Total	$48,922	$40,836

      Non-interest expense for the nine months ended September 30, 2007, increased 19.8% or $8.1 million to $48.9 million compared with $40.8 million for the corresponding prior year period primarily due to a $1.0 million increase in compensation and employee benefits resulting from increased headcount, a $1.2 million increase in information systems costs relating to an information technology reorganization and an increase in network costs, a $3.1 million lease termination expense and a $3.2 million increase in the lower of cost or market valuation allowance on the loans held for sale. The increase was slightly offset by the $1.9 million deferred rent recognition related to the lease termination. Annualized non-interest expense as a percentage of average assets was 3.3% and 3.1% for the nine months ended September 30, 2007 and 2006, respectively.
      Per Statement of Financial Accounting Standards No. 65 “Accounting for Certain Mortgage Banking Activities” loans held for sale must be recorded at the lower of cost or market value. For the nine months ending September 30, 2007 NCB recorded a change in the SFAS 65 valuation allowance of $3.1 million to reflect market conditions at September 30, 2007.
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

Credit Quality
     During the nine months of 2007, the allowance for loan losses decreased by $1.7 million, or 8.5% to $17.8 million. This included $352.0 thousand of recoveries received and $2.1 million of charge-offs on loans.
     The allowance for loan losses represented 1.2% and 1.4% of total loans and lease financing, excluding loans held for sale at September 30, 2007 and December 31, 2006, respectively. The allowance as a percentage of non-accruing loans was 84.8% at September 30, 2007 compared with 90.2% at December 31, 2006.
      Although NCB’s loan and lease financing portfolio has increased over the nine month period ending September 30, 2007, its required allowance for losses has decreased due to the full repayment of one previously impaired loan with a significant reserve against it. Also, changes in the composition of loans within the portfolio led to a higher relative percentage of loans that, based on NCB’s risk rating system, are determined to have a lower credit risk. This decreased credit risk resulted in a lower required allowance for the nine months ending September 30, 2007, requiring a lower provision for loan losses for the nine months ending September 30, 2007.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006
Real estate owned	$130	$143	$166	$193	$193
Impaired assets	21,033	19,369	16,402	21,600	22,063

Total	$21,163	$19,512	$16,568	$21,793	$22,256

As a percentage of loans and lease financing outstanding	1.45%	1.38%	1.18%	1.58%	1.64%

     The average balance of impaired loans was $18.8 million and $18.3 million at September 30, 2007 and December 31, 2006, respectively.
     Of the $14.0 million of impaired loans with a specific allowance at September 30, 2007, $1.8 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the loan terms being restructured during the second quarter and the realizable expected cash flows being significantly lower than the current outstanding principal balance of the loan at September 30, 2007. NCB has reserved an allowance of $1.4 million for this loan.
For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Overview
     NCB’s net loss for the three months ended September 30, 2007 was $5.5 million. This was a 281.8% or $8.5 million change compared with net income of $3.0 million for the three months ended September 30, 2006. This change was primarily due to a $12.0 million decrease in the gain on loan sale. Other variances contributing to the year-over-year decrease in net income were a $6.2 million increase in net interest income (after provisions or credit for loan losses), partially offset by a $2.6 million increase on the lower of cost or market adjustment on the loans held for sale and a $2.4 million decrease in the credit for unfunded commitments.

     The annualized return on average total assets was a negative 1.1% and a positive 0.7% for the three months ended September 30, 2007 and 2006, respectively. The annualized return on average members’ equity was a negative 9.5% and a positive 5.2% for the three months ended September 30, 2007 and 2006, respectively.
Net Interest Income
     Net interest income for the three months ended September 30, 2007 increased $1.0 million or 8.1% to $12.6 million compared with $11.6 million for the three months ended September 30, 2006.
     For the three months ended September 30, 2007, interest income increased by 15.5% or $4.7 million to $35.1 million compared with $30.4 million for the three months ended September 30, 2006. The total average earning balances increased by $217.2 million and aggregate yields increased from 7.02% in 2006 to 7.21% in 2007.
     Interest income from Real Estate (Residential and Commercial) Loans increased $4.1 million or 24.9%. An increase in average balances of $201.6 million or 20.1% primarily in the Commercial Real Estate Loan segment, contributed $3.4 million of the increase, while an increase in the yield from 6.62% in 2006 to 6.89% in 2007 contributed $0.7 million to the increase. Consumer and Commercial Loans and Lease interest income increased $0.5 million or 4.0%. A decrease in average balances of $3.2 million or 0.6% offset $64.0 thousand of the increase in Consumer and Commercial Loans and Lease interest income while a increase in the yield from 7.90% in 2006 to 8.26% in 2007 contributed $0.5 million to the increase.
     Interest expense for the three months ended September 30, 2007 increased $3.7 million or 20.0% from $18.8 million in 2006 to $22.5 million in 2007. Interest expense on deposits increased $4.6 million or 61.3%. Average deposit balances grew by $255.9 million or 33.8% from 2006 to 2007, accounting for $2.8 million of the increase. Additionally, the average deposit cost increased by 82 basis points from 3.95% to 4.77%, accounting for $1.8 million of the increase. This was due to strong competition for deposits and changes in the composition of the deposit portfolio.
     Interest expense on short-term borrowings decreased by $0.8 million or 15.2%. The average balance on short-term borrowings, primarily advances from the Federal Home Loan Bank, decreased by $27.9 million accounting for $0.4 million of the decrease in interest expense. The average cost of borrowing decreased from 6.05% to 5.59% accounting for $0.4 million of the decrease in interest expense.
     Overall, the average cost of borrowing increased 18 basis points, again as the result of NCB’s significant deposit growth and the yields on those deposits from 2006 to 2007.
     See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended September 30, 2007.

Table 1A
Changes in Net Interest Income
For the three months ended September 30,
(Dollars in thousands)

	2007 Compared to 2006
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (residential and commercial) Loans	$3,406	$732	$4,138
Consumer and Commercial Loans and Leases	(64)	514	450

Total loans and lease financing	3,342	1,246	4,588
Investment securities and cash equivalents	283	(44)	239
Other interest income	(27)	(96)	(123)

Total interest income	3,598	1,106	4,704

Interest Expense
Deposits	2,790	1,798	4,588
Short-term borrowings	(405)	(373)	(778)
Long-term debt, other borrowings and subordinated debt	89	(139)	(50)

Total interest expense	2,474	1,286	3,760

Net interest income	$1,124	$(180)	$944

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended September 30,
(Dollars in thousands)

	2007			2006
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (residential and commercial) Loans*	$1,205,781	$20,768	6.89%	$1,004,144	$16,630	6.62%
Consumer and Commercial Loans and Leases*	567,816	11,723	8.26%	570,985	11,273	7.90%

Total loans and lease financing*	1,773,597	32,491	7.33%	1,575,129	27,903	7.09%
Investment securities and cash equivalents	143,773	2,001	5.57%	123,707	1,762	5.70%
Other interest income	31,461	614	7.81%	32,761	737	9.00%

Total interest earning assets	1,948,831	35,106	7.21%	1,731,597	30,402	7.02%

Allowance for loan losses	(18,550)			(18,694)

Non-interest earning assets
Cash	11,421			12,811
Other	64,355			41,086

Total non-interest earning assets	75,776			53,897

Total assets	$2,006,057			$1,766,800

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,013,185	$12,075	4.77%	$757,258	$7,487	3.95%
Short-term borrowings	311,117	4,345	5.59%	338,981	5,123	6.05%
Long-term debt, other borrowings and subordinated debt	391,062	6,112	6.25%	385,447	6,162	6.39%

Total interest bearing liabilities	1,715,364	22,532	5.25%	1,481,686	18,772	5.07%

Other liabilities	58,342			53,797
Members’ equity	232,351			231,317

Total liabilities and members’ equity	$2,006,057			$1,766,800

Net interest earning assets	$233,467			$249,911

Net interest revenues and spread		$12,574	1.94%		$11,630	1.96%
Net yield on interest earning assets			2.58%			2.69%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	September 30,
	2007	2006
Servicing fees	$1,436	$1,262
Letter of credit fees	705	910
Prepayment fees	100	71
SFAS 133 adjustment	(1,077)	(487)
(Loss) gain on loan sale	(5,328)	6,671
Loss on sale of investments available-for-sale	—	(2)
Other	1,042	865

Total	$(3,122)	$9,290

          Total non-interest income decreased $12.4 million or 133.6% from $9.3 million during the three months ended September 30, 2006 to a loss of $3.1 million for the three months ending September 30, 2007. This was primarily driven by a decrease of $12.0 million in gain on sale of loans from $6.7 million for the three months ended September 30, 2006 to a loss of $5.3 million for the three months ending September 30, 2007.
          The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans was a loss of 1.99% and a gain of 2.56% in the third quarter of 2007 and 2006, respectively.
          The following table shows the unpaid principal balance of loans sold during the three months ended September 30 (dollars in thousands):

	2007	2006
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$98,702	$178,416
Other	149,534	68,500

Total Cooperative, Multifamily and Commercial Real Estate Loans	248,236	246,916
Consumer Loans (auto loans)	57,592	65,320
Single-family Residential Loans and Share Loans	34,381	17,999
SBA Loans	5,582	1,586

Total	$345,791	$331,821

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	September 30,
	2007	2006
Compensation and employee benefits	$6,556	$8,269
Lower of cost or market adjustment	2,251	(348)
Occupancy and equipment	1,770	3,312
Information systems	1,198	670
Contractual services	1,163	1,523
Corporate development	743	566
Travel and entertainment	347	316
Provision (credit) for unfunded commitments	21	(2,365)
Other	1,137	718

Total	$15,186	$12,661

          Non-interest expense for the three months ended September 30, 2007, increased 19.9% or $2.5 million to $15.2 million compared with a $12.7 million for the corresponding prior year period primarily due to a $2.6 million increase in the lower of cost or market valuation allowance on the loans held for sale, a $2.4 million decrease in the credit for unfunded commitments, partially offset by a $1.7 million decrease in compensation and employee benefits due to a decrease in employee incentive expenses. Annualized non-interest expense as a percentage of average assets was 3.0% for the three months ended September 30, 2007 and 2.9% for the three months ended September 30, 2006.
Liquidity and Capital Resources
     The following describe NCB’s primary sources of liquidity:
•	Net proceeds from the sale of loans held for sale of $853.0 million have been realized during the nine months ending September 30, 2007

•	Solid and continual growth of deposits — 31.0 % since December 31, 2006

•	Revolving line of credit available capacity of $221.6 million as of September 30, 2007, with an April 2011 maturity

•	Long-term debt maturities:
➢	$2.5 million Class A Notes due December 15, 2007

➢	$2.5 million Class A Notes due December 15, 2008

➢	$50.0 million of privately placed debt due January 8, 2009
•	FHLB available capacity of $157.8 million as of September 30, 2007
Sources and Uses of Funds
          NCB’s principal sources of funds are loan sales, interest and principal payments on loans, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
          Cash (Used in) Provided by Operating Activities. NCB’s net cash used in operating activities for the nine months ended September 30, 2007 was $2.7 million against net cash provided by operating activities of $124.1 million for the nine months ended September 30, 2006. This $126.8 million change was primarily due to an $85.6 million increase in loans originated for sale, net of principal collections, in addition to an increase of $20.1 million in cash used for the purchase of loans held for sale.

          Cash Used in Investing Activities. NCB’s net cash used in investing activities for the nine months ended September 30, 2007 was $90.9 million compared to $100.9 million for the nine months ended September 30, 2006. This $10.0 million decrease in cash used was primarily due to a $5.6 million release of restricted cash, a $12.5 million decrease in cash used for loans and lease financing, partially offset by a $5.7 million increase in cash used for the purchase of premises and equipment, primarily related to NCB’s new operations center in Arlington, Virginia.
          Cash Provided by (Used in) Financing Activities. NCB’s net cash provided by financing activities for the nine months ended September 30, 2007 was $105.5 million against $15.6 million of net cash used in financing activities for the nine months ended September 30, 2006 primarily due to a $233.2 million increase in cash from deposits, offset by a $92.8 million net increase in cash used to repay short-term borrowings.
Interest-Bearing Liabilities
          Per Table 4 below, interest-bearing liabilities increased 7.4% to $1.7 billion at September 30, 2007 compared with $1.6 billion at December 31, 2006.
          For the nine months ended September 30, 2007, deposits, all of which are held at NCB, FSB, increased 31.0% to $1.1 billion from $806.5 million at December 31, 2006. The weighted average rate on deposits at September 30, 2007 was 4.4% compared to 4.1% at December 31, 2006. The average maturity of the certificates of deposit at September 30, 2007 was 15.6 months compared with 20.2 months at December 31, 2006.
          At September 30, 2007 NCB had two depositors with deposits in excess of 5% of NCB’s total deposits. These two depositors had deposits of 11.9% and 5.6% of NCB’s total deposits. Of the $185.6 million of total deposits from these two depositors, $0.5 million relates to non-interest bearing demand deposits, $40.5 million relates to interest bearing demand deposits, and $144.6 million relates to certificates of deposit with early withdrawal penalties. Of the $144.6 million of certificates of deposit, $19.6 million matures within 3 months and $125.0 has a maturity ranging from 6 months to 84 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	September 30,	December 31,
	2007	2006	% Change
Deposits	$1,056,317	$806,453	31.0%
Short-term debt	218,435	354,673	-38.4%
Long-term debt	219,047	217,773	0.6%
Subordinated debt	120,720	120,676	0.0%
Junior subordinated debt	50,672	50,647	0.0%

Total	$1,665,191	$1,550,222	7.4%

          At September 30, 2007 total borrowings decreased $134.9 million or 18.1% from $743.8 million at December 31, 2006 to $608.9 million at September 30, 2007 as the increase in the deposit base allowed NCB to reduce short-term borrowings with the Federal Home Loan Bank.

          NCB had $146.2 million of advances from the FHLB facility, of which $50.0 million were long-term, at September 30, 2007 compared to $249.5 million at December 31, 2006, of which $50.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $15.6 million and $8.6 million was issued at September 30, 2007 and December 31, 2006, respectively.
          NCB has an aggregate of $350.0 million available under its revolving credit agreement. At September 30, 2007 NCB had $123.0 million outstanding under its revolving line of credit with an additional $5.4 million issued in letters of credit thereunder. At December 31, 2006, $156.0 million was outstanding on the revolving line of credit with $5.0 million issued in letters of credit thereunder. On September 28, 2007 NCB entered into an amendment to its revolving credit agreement to temporarily adjust some of the financial covenants with respect to the third quarter results. Currently, NCB is in the process of arranging for a similar amendment for future quarters with its lenders under the revolving credit agreement.
          NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available at September 30, 2007. There were no bid lines outstanding at September 30, 2007 and December 31, 2006 respectively.
          At September 30, 2007 and December 31, 2006, under its Medium Term Note Program, NCB had authority to issue up to $151.0 million of medium term notes. As of September 30, 2007 and December 31, 2006, NCB had $15.0 million of medium term notes outstanding under this program.
          In addition, as of September 30, 2007 and December 31, 2006, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding. At September 30, 2007 and December 31, 2006, NCB had $10.0 million remaining capacity of private placement issuances under an Uncommitted Master Shelf Agreement with an institutional investor. Currently, NCB is in the process of arranging for an amendment with the holders of NCB’s privately placed debt to adjust some of the financial covenants for future quarters.
Contractual Obligations
          At September 30, 2007 the only material change to either the type or maturity of contractual obligations from December 31, 2006 was the termination of the 1725 Eye Street lease. Although NCB had been relieved of the economic obligation of the 1725 Eye Street lease in August 2006, the termination of the lease, in the second quarter of 2007, relieved NCB of the contractual obligation.
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
Patronage Dividends
          In connection with the annual patronage dividend, NCB is required to distribute all patronage related income, less reserves for dividends on Class C stock, for interest on and redemption of Class A Notes, and for losses. The actual patronage distributed was $0.5 million greater than the recorded estimate at December 31, 2006 due to differences between book income and taxable income.
Provision for Income Taxes
          The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax benefit for the nine months ended September 30, 2007 was $76.0 thousand and the provision for the nine months ended September 30, 2006 was $1.1 million. NCB’s effective tax rate on consolidated operations was 7.3% for the nine months ending September 30, 2006. The effective tax rate decreased for the 2007 reporting period and resulted in a tax benefit, because the proportion of NCB’s taxable earnings in the taxable subsidiaries was greater in the nine months ending September 30, 2006 than in the nine months ending September 30, 2007.

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
Item 6. Exhibits
          The following exhibits are filed as part of this report:

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

Exhibit 10.57	Second Amendment to Credit agreement among NCB, various banks and SunTrust Bank, as administrative agent.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK
Date: November 14, 2007

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler
Dean Lawler
Senior Vice President, Corporate Controller