Form 10-K
period 2007-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2008-03-31
CIK 356801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

601 Pennsylvania Avenue N.W., North Building, Suite 750, Washington, D.C. 20004
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code (202) 349-7444

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes  ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock at December 31, 2007: Class B 1,727,541 and Class C 251,371. DOCUMENTS
INCORPORATED BY REFERENCE: None

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

The Act also directed NCB to form NCB Capital Impact, which is a non-profit organization without capital stock organized under the laws of the District of Columbia to perform only functions provided in the Act. NCB Capital Impact provides loans and technical support to cooperative enterprises. Consistent with the Act, NCB may make deductible, voluntary contributions to NCB Capital Impact.

NCB fulfills its statutory obligations in two fashions. First, NCB makes loans and offers other financing services, which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to NCB Capital Impact.

The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the “Act Amendments”) to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the “Final Government Equity Redemption Date”). NCB maintains its executive offices at 601 Pennsylvania Avenue, N.W., Suite 750, Washington, D.C. 20004. The telephone number of its executive offices is (202) 349-7444. As explained in more detail in “Item 2, Properties” NCB vacated its offices at 1725 Eye Street in April 2007 and moved certain operational activities to Arlington, Virginia. NCB also maintains regional offices in Anchorage, Alaska, New York, New York, and Oakland, California. NCB, FSB maintains its principal office in Hillsboro, Ohio and non-retail branches in New York, New York and Washington, D.C.

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

NCB originates various types of loans. The following are the primary types of loans NCB originates.

The following terms, whenever used hereinafter, shall have the meaning set forth below unless otherwise stated or expressly provided.

• Consumer Loans	NCB’s Consumer Loans, including auto loans, include unsecured or secured loans to individuals primarily for personal use. If secured, Consumer Loans are secured by collateral other than real estate.

• Commercial Loans	NCB’s Commercial Loans include unsecured or secured loans to businesses (including small businesses “SBA Loans” and loans to retailer members of wholesaler cooperatives), franchises, community associations, cooperative housing corporations (unsecured only) and other entities to refinance debt or fund capital improvements. Commercial Loans to businesses and franchises are primarily secured by personal property, rents or other cash flows. Commercial Loans to community associations (“Community Association Loans”) are secured by an assignment of condominium or homeowner assessments, accounts and rents and the association’s rights to collect them.

• Real Estate — Residential Loans	NCB’s Residential Real Estate Loans include Single-family Residential Loans, Share Loans, Cooperative Loans and Multifamily Loans.

NCB’s Single-family Residential Loans are loans to individuals or investors to purchase, refinance, construct or improve residential property consisting of one to four dwellings and are secured by the underlying real estate.

NCB’s Share Loans are loans to individuals or investors living in a cooperative housing corporation (created for the sole purpose of owning and managing a residential apartment property for the benefit of its resident shareholders) to finance the purchase or refinance a share within the cooperative. The share or stock certificate serves as collateral for the loan.

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

• Real Estate — Commercial Loans	NCB’s Commercial Real Estate Loans are loans to businesses (including small businesses “SBA Loans”) or investors to purchase, refinance, construct or improve non-residential property (e.g. retail centers, office buildings, industrial properties or self storage warehouse) and are secured by the underlying real estate.

• Leases	NCB has various lease programs that it offers to customers.

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

Eligibility Requirements

Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB under Section 108 of the Act if they are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons; and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.

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

Interest Rates for Real Estate Loans

NCB takes the following factors into consideration in pricing its Real Estate Loans: internal risk adjusted return objectives, prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five, seven or ten years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. For Cooperative, Multifamily and Commercial Real Estate Loans, the rate lock commitments can extend 12 months or longer, but there is generally little to no fall out prior to closing.

Interest Rates on Commercial Loans

NCB originates Commercial Loans, at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assessment of risk of the transaction. Typically, Commercial Loan repayment schedules are structured by NCB with flat monthly principal reduction plus interest on the outstanding balance.

Fees

NCB assesses fees to cover the costs to NCB of its consideration of and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The fees paid to outside vendors such as appraisers, environmental consultants and legal counsel retained by NCB for loan transactions are typically charged to the borrower.

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

Loans Benefiting Low-Income Persons

Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB’s outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2007, NCB and NCB Capital Impact either directly funded or arranged the funding of over $450 million to borrowers meeting the low-income definition.

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

To date, the 30% limitation on loans to housing cooperatives for such purposes has not restricted NCB’s ability to provide financial services to housing cooperatives. NCB has been able to maintain its position in the cooperative real estate market without increased real estate portfolio exposure by selling or securitizing real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. Capital markets disruptions in 2007 resulted in a significant reduction in the profitability of loans sold. There can be no assurance that NCB’s future lending to housing cooperatives for residential purposes will not be impaired by the statutory limit. As of December 31, 2007, approximately 5.7% of the total assets consisted of loans that are subject to the limitation.

OPERATIONS OF SUBSIDIARIES

NCB also attempts to fulfill its statutory mission by providing financing opportunities to cooperatives through several subsidiaries.

NCB Financial Corporation (“NCBFC”) is a Delaware chartered, wholly-owned, unitary savings and loan holding company subsidiary of NCB whose sole subsidiary is NCB, FSB.

NCB, FSB is a federally chartered, federally insured savings bank located in Hillsboro, Ohio, with retail branches in Ohio and non-retail branches in New York and Washington, D.C.

NCB Financial Advisors, Inc., a Delaware chartered wholly-owned subsidiary of NCB, ceased operations in 2007, and the corporation was dissolved.

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

In certain situations, where collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, NCB may have to write-off the loan in whole or in part. In such situations, NCB may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

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

NCB originates non-mortgage loans to small to medium-sized commercial customers primarily in the hardware, grocery, franchise, Employee Stock Ownership Plan (“ESOP”) and Alaska and Native American markets. These loans are secured by furniture, fixtures, and equipment, inventory, and other collateral generally not considered as secure as real estate in the event of liquidation. Should market conditions or other factors impair the cashflow and operations of our small to medium-sized commercial customers, NCB could face an increase in delinquencies, increased provision requirements and/or losses that may adversely impact financial performance.

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

Because NCB maintains a smaller staff and has fewer financial and other resources than the larger institutions with which it competes, it may be limited in its ability to attract customers. In addition, some of NCB’s current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than NCB can accommodate.

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

Weakness in the economy and in the real estate market, particularly in New York City, could negatively impact our banking business.

The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to housing cooperatives with low loan-to-value ratios.

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

A significant amount of NCB’s Residential Real Estate Loans are secured by property in the New York City area. Consequently, NCB’s ability to continue to originate these loans may be impaired by adverse changes in local and regional economic conditions in the New York City area real estate markets, or by acts of nature, including earthquakes, hurricanes, flooding and terrorist acts. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of the borrowers of NCB to repay their loans and affect the value of the collateral securing these loans.

Fluctuations in interest rates may negatively impact our business.

Fluctuations in interest rates may negatively impact the business of NCB. A principal source of income from operations is net interest income, which is equal to the difference between the interest income received on interest bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. The net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to manage the impact of changing interest rates. However, even with these policies in place, fluctuations in interest rates can impact our results of operations or financial condition. An increase in interest rates could also have a negative impact on the results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to allowances for loan losses. Decreases in interest rates, in certain circumstances, may lead to higher levels of loan prepayments, which may also have an adverse impact on our net interest income.

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

The derivative instruments utilized include interest rate swaps, futures contracts and forward loan sales commitments. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Forward loan sales commitments lock in the prices at which loans will be sold to investors. In the future NCB may also utilize other derivative instruments to mitigate other recognized risks.

NCB uses interest rate swaps, futures contracts and forward loan sales commitments to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through the gain on sale. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan and is generally kept in place until such loan is committed for sale.

If the fair value of the derivative contract is positive, the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with counterparties that NCB believes to be financially stable that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.

NCB’s exposure to market risk is related to the impact that changes in interest rates has on the fair value of a financial instrument or expected cash flows. NCB manages the market risk associated with the interest rate hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Compliance with this policy is monitored by management and reported to the Board of Directors.

A continuation of lower gains recorded from the sale of loans

Another important source of income for NCB is gains recorded from the sale of Multifamily, Cooperative and Commercial Real Estate Loans. The gains are influenced by many variables, including changes in interest rates and the demand of investors to purchase securities backed by loans. During 2007, NCB has been negatively impacted by market changes.

Well-publicized issues surrounding mortgage lending have had a pronounced negative effect on the mortgage securitization market and other credit markets. None of NCB’s loans held for sale are considered sub-prime. Nonetheless, NCB’s financial results during 2007, particularly its gain on loan sales, have been substantially impacted by changes in market conditions in the commercial mortgage-backed securities marketplace.

Rapidly deteriorating credit market conditions during 2007 resulted in market pricing that was substantially different than the pricing realized in previous periods. If current market conditions continue, NCB’s results of operations and financial condition may be negatively impacted.

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

We rely heavily on technology, and technology can be subject to interruption and instability.

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

The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the NCB’s consolidated financial statements. These changes can be hard to predict and can materially impact how NCB records and reports its financial condition and results of operations.

NCB is exposed to reputation, legal, compliance and other risks.

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

ITEM 2. PROPERTIES

NCB leases space for its Arlington, Virginia operations center, its Washington, D.C. executive offices and for three principal regional offices located in Anchorage, Alaska, New York City, New York and Oakland, California. NCB also maintains a Disaster Recovery facility in Silver Spring, Maryland. NCB, FSB maintains its principal offices in Hillsboro, Ohio with retail branches in Ohio and non-retail branches at NCB offices in New York, New York and Washington, D.C. NCB’s operations center and executive offices are approximately 76,000 and 3,500 square feet in size, respectively and regional offices range from approximately 2,900 to 9,700 square feet.

The rental expense for the fiscal year ended December 31, 2007 was $3.9 million for all offices combined.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business we are involved in various types of disputes, which may lead to litigation or other legal proceedings. NCB has determined that pending legal proceedings will not have a material impact on NCB’s financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NCB did not submit any matters to a vote of its security holders during 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

NCB currently has two classes of stock outstanding, the rights of which are summarized as follows:

Class B Stock — The Act permits Class B stock to be held by eligible borrowers of NCB and NCB, FSB and requires each patronage-based borrower from NCB or NCB, FSB under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock outstanding. Class B-1 stock is Class B stock purchased from existing holders of Class B-1 stock subsequent to May 1, 1992. Class B-1 stock previously included Class B stock purchased for cash from NCB between June 28, 1984 and May 1, 1992 of which there are none outstanding. Class B-2 stock is Class B stock purchased for cash from NCB prior to June 28, 1984 and any Class B stock distributed as part of NCB’s patronage refund distribution. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and only permits transfers of Class B-1 Stock, at the stock’s $100 par value and only as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB also repurchased, at par value, any shares of Class B stock that it was required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. No such stock remains outstanding. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

Class C Stock — The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB. The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was 5.32% in 2007. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB’s net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount, rests within the discretion of NCB’s Board of Directors. On May 3, 2007, the Board declared a cash dividend of $1.58 per Class C share payable on or before June 30, 2007 to holders of record as of March 31, 2007. In 2006, a cash dividend of $2.19 per Class C share was paid. In 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

There is no established public trading market for any class of NCB’s common equity and it is unlikely that any such market will develop in view of the restrictions on the transfer of NCB’s stock as discussed above. Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Act for patronage-based borrowers from NCB or NCB, FSB and may be permitted by NCB, within the limits set forth above, to transfer Class B stock to another patronage-based borrower from NCB or NCB, FSB.

As of December 31, 2007, there were 2,472 holders of Class B stock and 472 holders of Class C stock.

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

Under NCB’s current patronage dividend policy that became effective in 1995, as amended, NCB makes the non-cash portion of the dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount and thereafter in Class C stock. Under the current patronage dividend policy, NCB generally intends to pay a minimum of 35% of the patronage dividend in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 55% to those patrons with stock holding of 10% or more of their loan amount. There can, however, be no assurance that a cash patronage dividend of any amount will be declared for any year.

The chart below shows the number of shares of stock issued by NCB during the past three years.

	2007	2006	2005

Class B Stock Issued	101,783	158,732	112,806
Class C Stock Issued	6,464	14,972	8,968

NCB does not plan to distribute a patronage dividend for the year ended December 31, 2007.

Item 6.

Selected Financial Data
(Dollars in thousands)

For the Years Ended December 31,	2007	2006	2005	2004	2003

Profitability
Total interest income	$135,739	$118,454	$96,479	$72,442	$64,946
Total interest expense	85,121	72,096	52,337	35,122	30,782
Net interest income	50,618	46,358	44,142	37,320	34,164
Net yield on interest earning assets	2.67%	2.68%	2.76%	2.60%	2.68%
Non-interest income	11,969	33,680	37,216	33,134	52,652
Non-interest expense	63,571	55,532	53,099	44,142	49,012
Net (loss) income	(472)	19,425	25,647	22,555	32,819
Ratios
Return on average assets	0.0%	1.1%	1.5%	1.5%	2.5%
Return on average members’ equity	-0.2%	8.7%	12.0%	11.2%	17.5%
Efficiency	101.6%	69.4%	65.3%	62.7%	56.5%

At December 31,	2007	2006	2005	2004	2003

Supplemental Data
Loans held for sale	$90,949	$242,847	$232,024	$303,289	$238,564
Loans and lease financing	1,523,958	1,380,738	1,263,703	1,114,658	890,174
Total assets	1,868,433	1,829,477	1,694,567	1,612,870	1,398,247
Subordinated debt	118,235	120,676	123,117	125,583	128,000
Junior subordinated debt	50,680	50,647	50,614	50,580	50,547
Total borrowings	571,100	743,769	679,654	748,307	655,209
Members’ equity	222,763	227,838	219,008	205,490	192,758
Loans serviced for others	5,346,251	4,682,056	4,086,526	3,471,926	3,129,566
Headcount	327	306	280	266	246
Average members’ equity as a percentage of
Average total assets	11.8%	12.8%	12.9%	13.7%	14.4%
Average total loans and lease financing	13.3%	14.3%	14.7%	16.1%	17.5%
Net average loans and lease financing to average total assets	87.6%	88.2%	86.3%	83.8%	81.0%
Net average earning assets to average total assets	96.1%	97.3%	95.0%	96.7%	96.6%
Credit Quality
Allowance for loan losses	17,714	19,480	20,193	16,991	17,098
Allowance for loan losses to loans outstanding	1.1%	1.2%	1.4%	1.2%	1.5%
Provision for loan losses	152	3,667	470	2,511	2,535
Provision for loan losses to average loans outstanding, excluding loans held for sale	0.0%	0.3%	0.0%	0.2%	0.3%
Non-accrual loans	13,324	21,600	14,200	17,758	1,686
Real estate owned	310	193	10	29	74
Non-performing assets	13,634	21,793	14,210	17,787	1,760
Non-performing assets as a percentage of total assets	0.7%	1.2%	0.8%	1.1%	0.1%

TEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Description of Business

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

2007 Summary

NCB sells substantially all of its Cooperative, Multifamily and Commercial Real Estate Loans into the commercial mortgage securitization marketplace. Well-publicized issues surrounding mortgage lending have had a pronounced negative effect on the mortgage securitization market and other credit markets. NCB’s financial results, particularly its gain on loan sales, have been substantially impacted by changes in market conditions in the commercial mortgage-backed securities marketplace. NCB’s market risk has a credit and interest rate risk component. Rapidly deteriorating credit market conditions resulted in market pricing for NCB’s originated loans to progressively deteriorate from the date of the commitment to fund the loans through the date the loans were sold. Prior to 2007, pricing during the period of time between commitment and sale was stable. Because NCB does not lock in the sales price on most of its loans held for sale at the time of origination, the changes in market conditions resulted in a decline in market value of loans held for sale. NCB made the strategic decision to sell loans during the third and fourth quarters to reduce any additional exposure to a further deterioration in market conditions. Many of the loans sold were in a loss position. The cash proceeds realized from these sales were primarily reinvested in either loans held for sale with pricing reflective of current market conditions or for loans held for investment.

Despite these very challenging market conditions, NCB continues to believe that:

•	There is no current or foreseeable evidence of credit quality deterioration in NCB’s salable portfolios

•	Market demand for Cooperative Loans remains strong

•	Credit quality of NCB’s borrowers remains very strong

•	Sale channels continue to exist for NCB’s loans held for sale

•	NCB has no recourse obligation for losses related to loans sold to third parties

Financial Performance Highlights for the twelve months ended December 31, 2007

•	Gains on loan sales of $10.7 million for the first six months of 2007 were completely offset by $10.7 million of losses on loan sales in the third and fourth quarters.

•	Deposit growth of 27.0% from December 31, 2006.

•	Net yield on interest earning assets of 2.67% vs. 2.68% for the same period last year

•	Solid credit quality — Non-performing assets of 0.7% of total assets at December 31, 2007 vs. 1.2% at December 31, 2006.

•	A lease termination expense of $3.1 million was recorded in connection with NCB’s relocation of its operations center and headquarters during 2007.

2007 and 2006 Financial Summary

NCB’s net loss for the year ended December 31, 2007 was $0.5 million compared with net income of $19.4 million for the year ended December 31, 2006. The primary factors affecting the decrease in the net income were a $21.7 million decrease in non-interest income, an $8.1 million increase in non-interest expense partially offset by a $7.8 million increase in net interest income after provision for loan losses.

Total assets increased 2.1% or $38.9 million to $1.87 billion at December 31, 2007 from $1.83 billion at December 31, 2006. A $143.2 million increase in loans and lease financing was more than offset by a $151.9 million decrease in loans held for sale.

The return on average total assets was 0% and 1.1% for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the return on average members’ equity was -0.2% and 8.7%, respectively.

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

Net interest income for the year ended December 31, 2007 increased $4.2 million or 9.2% to $50.6 million compared with $46.4 million for 2006.

For the year ended December 31, 2007, interest income increased 14.5% or $17.2 million, to $135.7 million compared with $118.5 million for the year ended December 31, 2006. The total average earning balances increased by $162.9 million and aggregate yields increased from 6.84% in 2006 to 7.17% in 2007. The increase resulted primarily from an increase in average Real Estate Loan balances as well as an increase in average yields on Real Estate and Commercial Loan and Lease balances.

Interest income from Real Estate (Residential and Commercial) Loans increased $13.5 million or 21.0%. An increase in average balances of $155.7 million or 15.5% contributed $10.2 million of the increase while an increase in the yield from 6.38% in 2006 to 6.69% in 2007 contributed $3.3 million. Consumer and Commercial Loans and Lease interest income increased $3.2 million or 7.32%. Average balances increased by $1.3 million, contributing $0.1 million to the increase. The increase in the yield from 7.80% in 2006 to 8.35% in 2007 contributed $3.1 million. Interest income from investment securities and cash equivalents increased $0.9 million. A $7.4 million or 5.9% increase in average balances contributed $0.4 million to the increase while the increase in the yield from 5.68% in 2006 to 6.06% in 2007 contributed $0.5 million.

Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. Emerging Issues Task Force Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) provides specific guidance on the treatment of this excess yield. Under paragraph 11 of EITF 99-20 NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment. This is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities in accordance with SFAS 115. Excess yield income was $2.6 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively, a decrease of $0.4 million. A $1.5 million decrease in the average balance contributed $0.2 million to the decrease while a decrease in the yield from 8.88% in 2006 to 8.24% in 2007 contributed $0.2 million to the decrease.

Interest expense increased $13.0 million or 18.1% from $72.1 million for the year ended December 31, 2006 compared to $85.1 million for the year ended December 31, 2007. Interest expense on deposits increased $13.0 million or 43.1%. Average deposit balances grew by $233.1 million or 32.0% from 2006 to 2007, accounting for $10.0 million of the increase. Additionally, average deposits cost increased slightly by 34 basis points from 4.16% to 4.50%, accounting for $3.0 million of the increase. The weighted average rates on deposits at December 31, 2007 and 2006 were 4.17% and 4.08%, respectively. The average maturity of the certificates of deposit at December 31, 2007 and 2006 were 13.8 months and 20.2 months, respectively. The growth of deposits remains a key component of NCB’s funding capability.

Interest expense on short-term borrowings decreased by $0.9 million or 4.7%. The average balance on short-term borrowings decreased by $24.6 million, which was primarily driven by the decrease in FHLB advances and contributed $1.5 million to the decrease in interest expense. However, the average cost of short-term borrowings increased from 5.85% to 6.05%, offsetting the decrease by $0.6 million.

Interest expense on long-term debt, other borrowings and subordinated debt increased $0.9 million or 3.6%. The average balance increased by $14.2 million or 3.8%, accounting for the increase. In addition, the average cost of long-term, subordinated and other borrowings decreased slightly from 6.23% in 2006 to 6.22% in 2007.

For the year ended December 31, 2007, NCB recorded $0.3 million of interest income associated with its swap contracts relating to the hedging of loans and loan commitments. NCB recorded, as an offset to interest income, $0.2 million and $3.4 million associated with its swap contracts relating to the hedging of loans and loan commitments for the years ended December 31, 2006 and 2005, respectively. In addition and over the same respective periods, NCB recorded as interest expense $0.9 million, $0.5 million and $1.0 million relating to the hedging of fixed-rate liabilities.

See Table 1 and Table 2 for detailed information of the changes in interest income and interest expense for 2007 and 2006.

Table 1
Changes in Net Interest Income
For the Years Ended December 31,
(Dollars in thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Change in	Change in	Increase	Change in	Change in	Increase
	average	average	(Decrease)	average	average	(Decrease)
	volume	rate	Net*	volume	rate	Net*

Interest Income
Real Estate Loans (Residential and Commercial)	$10,174	$3,285	$13,459	$5,634	$8,941	$14,575
Consumer and Commercial Loans and Leases	103	3,126	3,229	1,722	3,735	5,457

Total loans and lease financing	10,277	6,411	16,688	7,356	12,676	20,032
Investment securities and cash equivalents	436	498	934	974	1,083	2,057
Other interest income	(129)	(208)	(337)	(282)	168	(114)

Total interest income	10,584	6,701	17,285	8,048	13,927	21,975

Interest Expense
Deposits	10,095	2,950	13,045	2,044	7,185	9,229
Short-term borrowings	(1,464)	594	(870)	(518)	6,360	5,842
Long-term debt, other borrowings and subordinated debt	884	(34)	850	1,654	3,034	4,688

Total interest expense	9,515	3,510	13,025	3,180	16,579	19,759

Net interest income	$1,069	$3,191	$4,260	$4,868	$(2,652)	$2,216

*	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the years ended December 31,
(Dollars in thousands)

	2007			2006			2005
	Average	Income /	Average	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield

Assets
Interest earning assets Real Estate Loans (Residential and Commercial)	$1,161,204	$77,662	6.69%	$1,005,553	$64,203	6.38%	$910,351	$49,628	5.45%
Consumer and Commercial Loans and Leases	566,812	47,354	8.35%	565,537	44,125	7.80%	542,466	38,668	7.13%

Total loans and lease financing	1,728,016	125,016	7.23%	1,571,090	108,328	6.90%	1,452,817	88,296	6.08%
Investment securities and cash eqivalents	133,333	8,081	6.06%	125,907	7,147	5.68%	107,223	5,090	4.75%
Other interest income	32,060	2,642	8.24%	33,562	2,979	8.88%	36,821	3,093	8.40%

Total interest earning assets	1,893,409	135,739	7.17%	1,730,559	118,454	6.84%	1,596,861	96,479	6.04%

Allowance for loan losses	(18,479)			(19,815)			(19,962)
Non-interest earning assets
Cash	10,366			18,234			23,489
Other	65,300			28,934			59,276

Total non-interest earning assets	75,666			47,168			82,765

Total assets	$1,950,596			$1,757,912			$1,659,664

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$961,489	$43,310	4.50%	$728,352	$30,265	4.16%	$672,240	$21,036	3.13%
Short-term borrowings	289,496	17,510	6.05%	314,098	18,380	5.85%	324,759	12,538	3.86%
Long-term debt, other borrowings and subordinated debt	390,917	24,301	6.22%	376,699	23,451	6.23%	350,576	18,763	5.35%

Total interest bearing liabilities	1,641,902	85,121	5.18%	1,419,149	72,096	5.08%	1,347,575	52,337	3.88%

Other liabilities	78,344			114,608			98,024
Members’ equity	230,350			224,155			214,065

Total liabilities and members’ equity	$1,950,596			$1,757,912			$1,659,664

Net interest earning assets	$251,507			$311,410			$249,286
Net interest revenues and spread		$50,618	1.99%		$46,358	1.76%		$44,142	2.16%
Net yield on interest earning assets			2.67%			2.68%			2.76%

*	Average loan balances include non-accrual loans.

Non-interest Income
(Dollars in thousands)

	Non-interest income for the years ended December 31,
	2007	2006

Servicing fees	$4,651	$4,537
Letter of credit fees	3,423	3,513
Real estate loan fees	1,515	728
Prepayment fees	837	1,312
(Loss) gain on sale of loans	(1)	19,930
SFAS 133 adjustment	(1,468)	775
Other	3,012	2,885

Total non-interest income	$11,969	$33,680

Total non-interest income decreased $21.7 million or 64.5% from $33.7 million for the year ended December 31, 2006 to $12.0 million in 2007. The decrease was driven by a $19.9 million decrease in gain on loan sales from $19.9 million in 2006 to a loss of $1 thousand in 2007. The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans decreased from a gain of 2.20% in 2006 to a loss of -0.24% in 2007. This was due to the well publicized issues surrounding mortgage lending which had a severe negative effect on the commercial mortgage securitization market in the second half of 2007. The increased yield demanded by the ultimate purchasers of the loans during the second half of 2007 meant that many of the loans sold during this period were sold in a loss position as their pricing at the time of origination was at significantly lower levels.

The following table shows the unpaid principal balance of loans sold for the years ended December 31 (dollars in thousands):

	2007	2006

Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$373,498	$593,474
Other loan sales to Fannie Mae	491,499	216,098

Total Cooperative, Multifamily and Commercial Real Estate Loans	864,997	809,572
Consumer Loans (auto loans)	220,887	179,281
Single-family Residential Loans and Share Loans	109,255	78,176
SBA loans	9,318	13,674

Total	$1,204,457	$1,080,703

The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30-day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30-day period.

Other non-interest income includes commercial loan fees, cash management service fees, dividends on FHLB stock and other miscellaneous income NCB earns. Other non-interest income increased $0.1 million from $2.9 million for the year ended December 31, 2006 to $3.0 million for the year ended December 31, 2007.

In total, non-interest income amounted to 19.1% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2007 compared with 42.1% for the year ended December 31, 2006.

Non-interest Expense
(Dollars in thousands)

	Non-interest expense for the years ended December 31,
	2007	2006

Compensation and employee benefits	$32,703	$31,038
Occupancy and equipment	8,057	8,700
Contractual services	5,944	6,086
Information systems	4,402	2,697
Lease termination costs	3,148	-
Corporate development	2,814	3,132
Loan costs	2,082	1,609
Lower of cost or market valuation allowance	2,070	133
Travel and entertainment	1,449	1,554
Provision (credit) for unfunded commitments	488	(1,077)
Loss on sale of investments available-for-sale	17	29
Deferred rent recognition related to lease termination	(1,860)	-
Other	2,257	1,631

Total non-interest expense	$63,571	$55,532

Non-interest expense for the year ended December 31, 2007 increased 14.5% or $8.1 million to $63.6 million compared with $55.5 million for the year ended December 31, 2006 primarily due to a $1.7 million increase in compensation and employee benefits resulting from increased headcount and other factors discussed below, a $1.7 million increase in information systems costs relating to an information technology reorganization and an increase in network costs, a $3.1 million lease termination expense, a $1.9 million increase in the lower of cost or market valuation allowance on loans held for sale and an increase of $1.6 million in the provision for unfunded commitments. The increase was partially offset by the $1.9 million deferred rent recognition related to the lease termination. Non-interest expense as a percentage of average assets was 3.3% for 2007 compared with 3.2% for 2006.

Compensation and employee benefits, increased 5.4% or $1.7 million to $32.7 million compared to $31.0 million for the year ended December 31, 2006. This was largely driven by a $3.5 million increase in base salary due to an increase in headcount over the year. Also, during the fourth quarter of 2007, NCB initiated an early retirement program in which it provided certain employees with the option to retire early in exchange for specific compensation packages. In addition, NCB undertook a reduction in force to align itself with changing market conditions. The impact of these programs resulted in a $1.8 million increase in severance expense from 2006 to 2007. Offsetting this was a $3.5 million decrease in incentive expense from 2006 to 2007, principally as a result of NCB’s overall financial performance.

Per Statement of Financial Accounting Standards No. 65 “Accounting for Certain Mortgage Banking Activities” loans held for sale must be recorded at the lower of cost or market. For 2007, NCB recorded a change in the SFAS 65 valuation allowance of $2.1 million to reflect the current market pricing for NCB’s loans held for sale at December 31, 2007.

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

Also, during the second quarter of 2007, NCB agreed to the termination of the 1725 Eye Street Lease. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of (loss) income and a lease incentive liability on the consolidated balance sheet. The lease incentive liability will be amortized on a straight-line basis over the fifteen-year term of the Arlington Lease totaling $3.148 million. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million.

The $1.6 million change to the provision for unfunded commitments resulted primarily from a $2.4 million reclassification from the provision for losses on unfunded commitments to the provision for loan losses following a draw down on a letter of credit that resulted in a net credit provision in 2006.

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

The consolidated allowance calculation on a loan-by-loan basis at December 31, 2007 was $17.7 million, which represents a decrease of $1.8 million from December 31, 2006. The 2007 allowance for loan loss included net charge-offs of $1.9 million and provisions of $0.2 million. The allowance for loan losses was 1.1% and 1.2% of total loans and lease financing and was 1.2% and 1.4% of loans and lease financing, excluding loans held for sale, at December 31, 2007 and 2006, respectively. The allowance for loan losses was 1.30 and 0.89 times the non-performing assets at December 31, 2007 and 2006, respectively.

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

Despite a general weakness in the economy, NCB has experienced an improvement in overall credit quality in its loan portfolio.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31,
(Dollars in thousands)

	2007	2006	2005	2004	2003

Balance at beginning of year	$19,480	$20,193	$16,991	$17,098	$14,581

Charge-offs
Consumer Loans	(715)	(254)	(118)	-	-
Commercial Loans	(1,737)	(4,435)	(380)	(4,711)	(1,693)
Real Estate Loans (Residential and Commercial)	-	(32)	(9)	-	(855)

Total charge-offs	(2,452)	(4,721)	(507)	(4,711)	(2,548)

Recoveries
Consumer Loans	297	1	-	-	-
Commercial Loans	237	340	2,681	2,092	2,434
Real Estate Loans (Residential and Commercial)	-	-	558	1	96

Total recoveries	534	341	3,239	2,093	2,530

Net (charge-offs) recoveries	(1,918)	(4,380)	2,732	(2,618)	(18)

Provision for loan losses	152	3,667	470	2,511	2,535

Balance at end of year	$17,714	$19,480	$20,193	$16,991	$17,098

The decrease of the allowance for loan losses from $19.5 million in 2006 to $17.7 million in 2007 was the result of charge-offs totaling $2.5 million, including the charge-off of two Commercial Loans totaling $1.2 million. Partially offsetting these charge-offs were $0.5 million in recoveries and $0.2 million in additional provisions for loan losses.

Net charge offs or net recoveries were 0.1%, 0.3%, 0.2%, 0.2% and 0.0% of the average loan and lease financing balance for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
At December 31,
(Dollars in thousands)

	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan and lease financing Consumer and Commercial Loans	572,872	37.6%	532,356	38.6%	574,123	45.4%	529,165	47.5%	440,359	49.5%
Real Estate Loans (Residential and Commercial)	950,512	62.4%	847,746	61.4%	684,951	54.2%	569,521	51.1%	407,718	45.8%
Leases	574	0.0%	636	0.0%	4,629	0.4%	15,972	1.4%	42,097	4.7%

Total loans and lease financing	$1,523,958	100.0%	$1,380,738	100.0%	$1,263,703	100.0%	$1,114,658	100.0%	$890,174	100.0%

Allocation of allowance for loan losses Consumer and Commercial Loans	10,907	61.6%	14,430	74.1%	14,780	73.2%	11,023	64.9%	11,340	66.3%
Real Estate Loans (Residential and Commercial)	6,807	38.4%	5,050	25.9%	5,413	26.8%	5,968	35.1%	5,113	29.9%
Unallocated	-	0.0%	-	0.0%	-	0.0%	0	0.0%	645	3.8%

Total allowance for loan losses	$17,714	100.0%	$19,480	100.0%	$20,193	100.0%	$16,991	100.0%	$17,098	100.0%

Table 5
IMPAIRED ASSETS
At December 31,
(Dollars in thousands)

	2007	2006	2005	2004	2003

Real estate owned	$310	$193	$10	$29	$74
Impaired loans	13,324	21,600	14,200	17,758	1,686

Total	$13,634	$21,793	$14,210	$17,787	$1,760

Percentage of loans and lease financing outstanding	0.89%	1.58%	1.12%	1.60%	0.20%

A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Total impaired assets decreased from $21.8 million at December 31, 2006 to $13.6 million at December 31, 2007. The decrease of $8.2 million was primarily due to the payoff of two loans received from grocery businesses of $6.9 million and $4.0 million, respectively and the removal of a $2.2 million grocery loan from non-accrual status, partially offset by a $1.7 million increase for a restructured commercial loan and a $3.1 million increase in non-accrual consumer mortgage and installment loans. Management has allocated specific reserves to impaired loans totaling $2.2 million and $6.4 million as of December 31, 2007 and 2006. As of December 31, 2007, the specific allowance includes a $0.7 million loan related to a grocery retailer and a $1.5 million loan to a retirement community. At December 31, 2007 and 2006, impaired assets as a percentage of total capital were 6.1% and 9.6%, respectively.

2006 and 2005 Financial Summary

The net income for the year ended December 31, 2006 was $19.4 million. This was a 24.3% or $6.2 million decrease compared with $25.6 million for the year ended December 31, 2005. The primary factors affecting the decrease in the net income were a $3.2 million increase in the provision for loan losses, a $3.5 million decrease in non-interest income and a $2.4 million increase in non-interest expense partially offset by a $2.2 million increase in net interest income.

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

For the year ended December 31, 2006, interest income increased 22.8% or $22.0 million, to $118.5 million compared with $96.5 million for the year ended December 31, 2005. The total average earning balances increased by $133.7 million and aggregate yields increased from 6.04% in 2005 to 6.84% in 2006. The increase resulted primarily from an increase in average Real Estate (Residential and Commercial) Loan balances as well as an increase in average yields on Consumer and Commercial Loan and Lease balances.

Interest income from Real Estate (Residential and Commercial) Loans increased $14.6 million or 29.4%. An increase in average balances of $95.2 million or 10.5% contributed $5.6 million of the increase while an increase in the yield from 5.45% in 2005 to 6.38% in 2006 contributed $9.0 million. Consumer and Commercial Loans and Lease interest income increased $5.5 million or 14.1%. Average balances increased by $23.1 million, contributing $1.7 million to the increase. The increase in the yield from 7.13% in 2005 to 7.80% in 2006 contributed $3.8 million to the year-over-year increase. Interest income from investment securities and cash equivalents increased

$2.1 million. An $18.7 million or 17.4% increase in average balances contributed $1.0 million to the increase while the increase in yield from 4.75% in 2005 to 5.68% in 2006 contributed $1.1 million to the year-over-year increase.

Interest expense increased $19.8 million or 37.8% from $52.3 million for the year ended December 31, 2005 compared to $72.1 million for the year ended December 31, 2006. Interest expense on deposits increased $9.2 million or 43.9%. Average deposit balances grew by $56.1 million or 8.3% from 2005 to 2006, accounting for $2.0 million of the increase. Additionally, average deposit cost increased 103 basis points from 3.13% to 4.16%, accounting for $7.2 million of the increase.

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

See Table 1 and Table 2 for detailed information of the fluctuations in interest income and interest expense for 2006 and 2005.

Non-Interest Income

Total non-interest income decreased $3.5 million or 9.5% from $37.2 million for the year ended December 31, 2005 to $33.7 million in 2006. The decrease was primarily driven by a $5.7 million decrease in gain on loan sales from $26.4 million in 2005 to $20.7 million in 2006. The percentage gain, as a percent of sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans, declined from 3.22% in 2005 to 2.43% in 2006 due to increased competition in the commercial mortgage market.

In total, non-interest income amounted to 42.1% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2006 compared with 45.7% for the year ended December 31, 2005.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2006 increased 4.6% or $2.4 million to $55.5 million compared with $53.1 million for the corresponding prior year. Compensation and employee benefits expense increased 7.0% or $2.0 million to $31.0 million in 2006 compared to $29.0 million in 2005.

The decrease or credit to the provision for unfunded commitments of $1.9 million resulted primarily from a $2.4 million reclassification from the provision for unfunded commitments to the provision for loan losses for a draw on a letter of credit, netted with additional provisions recorded during 2006.

Occupancy and equipment for the year ended December 31, 2006 increased $2.8 million or 48.4% to $8.7 million compared with $5.9 million for the corresponding prior year period.$1.4 million of the increase resulted from the acceleration of depreciation relating to fixed assets at NCB’s prior offices in Washington, D.C. in addition to rent expense incurred for the current office space in Arlington, Virginia.

NCB did not make a contribution to NCB Capital Impact for the year ended December 31, 2006. NCB made a contribution of $0.8 million to Capital Impact in the year ended December 31, 2005. Non-interest expense, inclusive of NCB Capital Impact contributions, as a percentage of average assets was 3.2% for 2006 and 2005.

2007 and 2006 Fourth Quarter Results

NCB’s net loss for the three months ended December 31, 2007 was $4.7 million. This was a $9.9 million decrease compared with net income of $5.2 million for the three months ended December 31, 2006. For the three months ended December 31, 2007, net interest income increased 6.1% or $0.7 million to $12.6 million compared with $11.9 million for the three months ended December 31, 2006.

For the three months ended December 31, 2007, interest income increased 8.8% or $2.7 million to $33.7 million compared with $31.0 million for the three months ended December 31, 2006. The increase was primarily due to a $1.5 million increase in Real Estate (Residential and Commercial) Loan interest income and a $1.3 million increase in Consumer and Commercial Loan and Lease interest income both resulting from increased loan volume during the three months ended December 31, 2007 compared to the same period in 2006.

For the three months ended December 31, 2007, interest expense increased $2.0 million or 10.5% from $19.1 million for the three months ended December 31, 2006 to $21.1 million for the three months ended December 31, 2007. The increase in interest expense resulted primarily from a $3.2 million increase in deposit interest expense resulting from an increase in deposit balances partially offset by a $1.0 million decrease in short-term borrowing interest expense for the three months ended December 31, 2007 compared to the same period in 2006.

For the three months ended December 31, 2007, total non-interest income decreased $11.3 million or 140.0% to a loss of $3.2 million compared to a gain of $8.1 million for the three months ended December 31, 2006. This decrease resulted primarily from a $9.9 million decrease in gain on sale of loans during the three months ended December 31, 2007 compared to the same period in 2006.

Non-interest expense for the three months ended December 31, 2007 decreased 0.2% or $0.1 million to $14.6 million compared with $14.7 million for the same period in 2006. Most activity within non-interest expense remained constant quarter to quarter.

For the three months ended December 31, 2007 and December 31, 2006, a tax benefit of $0.6 million and a tax expense of $0.3 million were recognized, respectively. The tax benefit during the three months ended December 31, 2007 resulted from a decrease in the effective tax rate for 2007 due to a decrease in the proportion of NCB’s taxable earnings in the taxable subsidiaries during 2007 compared to 2006.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
For the Three Months Ended
(Dollars in thousands)

	2007				2006
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$33,697	$35,106	$32,723	$34,213	$30,975	$30,402	$29,111	$27,966
Interest expense	21,063	22,532	20,941	20,585	19,066	18,772	17,727	16,530

Net interest income	12,634	12,574	11,782	13,628	11,909	11,630	11,384	11,436
Provision (benefit) for loan losses	38	63	438	(387)	(168)	5,276	(1,428)	(13)

Income after provision (benefit) for loan losses	12,596	12,511	11,344	14,015	12,077	6,354	12,812	11,449
Non-interest income	(3,231)	(3,122)	8,118	10,204	8,086	9,292	8,439	7,863

Net revenue	9,365	9,389	19,462	24,219	20,163	15,646	21,251	19,312
Non-interest expense	14,634	15,186	18,640	15,111	14,660	12,663	14,598	13,611

(Loss) income before income taxes	(5,269)	(5,797)	822	9,108	5,503	2,983	6,653	5,701
(Benefit) provision for income taxes	(588)	(284)	206	2	297	(49)	661	505

Net (loss) income	$(4,681)	$(5,513)	$616	$9,106	$5,206	$3,032	$5,992	$5,196

Borrowings

One of NCB’s sources of funds is debt borrowings. NCB maintains credit facilities provided by a consortium of banks. As of December 31, 2007, NCB’s revolving credit agreement had a total facility of $350.0 million. This credit agreement matures on April 29, 2011. As of December 31, 2007 and 2006, respectively $111.0 million and $156.0 million were outstanding under the revolving line of credit. An additional $5.4 million and $5.0 million were issued in letters of credit thereunder as of December 31, 2007 and December 31, 2006, respectively. Therefore, as of December 31, 2007, $233.6 million was available under this facility.

During 2007, NCB entered into two separate amendments to its revolving credit agreement principally to adjust the return on assets and fixed charge coverage ratio covenants for the final two quarters of 2007 and for all of 2008. The second amendment also includes an adjustment to the pricing, so that for London Interbank Offered Rate (LIBOR) loans, during 2008 and the first quarter of 2009, NCB will pay a minimum of LIBOR plus 0.75%. Immediately prior to the December 31, 2007 effective date of the second amendment, the applicable interest rate for LIBOR loans had been LIBOR plus 0.55%. NCB paid $0.7 million in fees in connection with these amendments.

NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and it has a pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 125% to 400% of such advances. As of December 31, 2007, the FHLB facility was $298.3 million. NCB, FSB had $160.4 million in available unused committed borrowing capacity with the FHLB as of December 31, 2007. As of December 31, 2007, there were $122.0 million outstanding advances from the FHLB, of which $50.0 million were long-term, compared to $249.5 million at December 31, 2006, of which $50.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $15.9 million and $8.6 million was issued as of December 31, 2007 and 2006, respectively.

NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available of which none was outstanding at December 31, 2007 and 2006.

As of December 31, 2007 and 2006, under its Medium Term Note Program, NCB had authority to issue up to $151.0 million of medium term notes, respectively inclusive of the outstanding balances. As of December 31, 2007 and December 31, 2006, NCB had $15.0 million of medium term notes outstanding under this program respectively. These notes are callable on a semi-annual basis and NCB intends to call all outstanding notes on or about May 15, 2008.

In addition, as of December 31, 2007 and 2006, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding under two agreements, a master shelf agreement with The Prudential Insurance Company of America and related entities (collectively “Prudential”) and a note purchase agreement with Metropolitan Life Insurance Company and related entities (collectively “MetLife”). As of December 31, 2007 and 2006, NCB had $10.0 million of remaining capacity under the Prudential agreement.. On December 31, 2007, NCB amended its agreement with Prudential and its agreement with MetLife principally to adjust the fixed charge coverage ratio covenants for 2008. The amendment with MetLife also increased the cap on the amount of paid-in-capital NCB may invest in NCB Financial Corporation, the parent of NCB, FSB. NCB has since, on February 25, 2008, made a similar amendment with respect to paid-in-capital to the agreement with Prudential. NCB paid $0.4 million in fees in connection with these amendments.

As of December 31, 2007 and 2006, NCB had authority to issue up to $50.0 million in preferred stock or subordinated debt. There was no preferred stock or subordinated debt under this authority outstanding as of December 31, 2007 and 2006.

Loans and Leases

Loans and leases outstanding, including loans held for sale, remained steady from December 31, 2006 to December 31, 2007 at $1.6 billion.

The Consumer and Commercial Loan and Lease portfolio increased 7.6% to $573.4 million at December 31, 2007 compared with $533.0 million at December 31, 2006 due principally to an increase in Consumer and Commercial Loan and Lease portfolio originations.

The Real Estate (Residential and Commercial) Loan portfolio increased 12.1% to $950.5 million at December 31, 2007 from $847.7 million at December 31, 2006 due to an increase in portfolio Real Estate (Residential and Commercial) Loan originations during 2007. The Real Estate (Residential and Commercial) Loan portfolio is substantially composed of Multifamily Loans, Single-family Residential Loans and Share Loans.

NCB’s Consumer and Commercial Loan portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans will be repaid from cash flows generated by the borrower’s operating activities. NCB’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of collateral.

NCB’s loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

	Commercial Loans		Real Estate Loans
	2007	2006	2007	2006

By Region:
Northeast	25.6%	21.8%	40.2%	44.2%
Southeast	37.8%	32.2%	19.7%	20.9%
Central	12.3%	14.4%	14.1%	12.0%
West	24.3%	31.6%	26.0%	22.9%

	100.0%	100.0%	100.0%	100.0%

	Percentage of Total Loans
	2007	2006

By Borrower Type:
Real Estate
Residential	51.0%	53.8%
Commercial	13.7%	14.5%
Commercial
Food retailing and distribution	6.9%	8.1%
Community Association	5.8%	5.1%
Franchise	5.1%	3.6%
Employee Stock Ownership Plan	4.5%	4.9%
Hardware	3.3%	2.9%
Healthcare	2.6%	1.3%
Mission	1.8%	1.3%
Non-Profit	1.1%	1.2%
Other	4.2%	3.3%

	100.0%	100.0%

NCB originates Cooperative Loans to predominantly owner-occupied housing cooperatives. A significant portion of NCB’s mortgage loans is secured by real estate in New York City due to the city’s extensive cooperative market. As of December 31, 2007 and 2006, there were $362.3 million and $412.4 million of Cooperative Loans secured by real estate in New York City, respectively, representing 23% and 25% of total loans and leases outstanding, respectively. The collateral for Cooperative Loans consists of first mortgage liens on the land and improvements of cooperatively owned, multifamily and single-family residential properties and property leases. Furthermore, the Cooperative Loan portfolio includes loans secured by second mortgage liens. In addition, certain unsecured lines of credit have been issued to cooperative borrowers. The loans are repaid from operations of the cooperative. NCB’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans less the value of the collateral.

Table 7
MATURITY SCHEDULE OF LOANS
As of December 31, 2007
(Dollars in thousands)

	One Year or	One to Five	Over Five
	Less	Years	Years	Total

Consumer Loans	$974	$10,472	$5,452	$16,898
Commercial Loans	55,835	209,680	290,459	555,974
Real Estate Loans:
Residential	24,654	77,867	647,347	749,868
Commercial	16,698	58,646	125,300	200,644
Leases	103	471	-	574

Total loans and leases	$98,264	$357,136	$1,068,558	$1,523,958

Fixed interest rate loans	$30,952	$154,795	$275,336	$461,083
Variable interest rate loans	67,312	202,341	793,222	1,062,875

Total Loans	$98,264	$357,136	$1,068,558	$1,523,958

Sources and Uses of Funds

Cash Provided by Operating Activities.  NCB’s net cash provided by operating activities for the year ended December 31, 2007 was $154.3 million against $21.9 million for the year ended December 31, 2006. This $132.4 million increase in cash provided was primarily due to the increase in net proceeds from loans held for sale of $104.1 million.

Cash Used in Investing Activities.  NCB’s net cash used in investing activities for the year ended December 31, 2007 was $175.2 million compared to $134.9 million for the year ended December 31, 2006. This $40.3 million increase in cash used was primarily due to a $27.4 million increase in cash used to purchase investments (net of maturities) and a $13.6 million increase in loan originations, net of principal payments.

Cash Provided by Financing Activities.  NCB’s net cash provided by financing activities for the year ended December 31, 2007 was $37.3 million against $117.8 million for the year ended December 31, 2006 primarily due a $211.8 million change in cash from the proceeds from short-term debt, offset by a $151.2 million year-over-year increase in cash from deposits.

Asset and Liability Management

Asset and liability management is the structuring of interest rate sensitivities of an entity’s assets and liabilities in order to manage the impact of changes in market interest rates on net interest income. NCB’s liquidity and internal rate of return are managed by the Asset Liability Committee (“ALCO”), composed of senior officers of NCB, which meets monthly. The fundamental role of the ALCO is to devise and implement business strategies designed to enhance earnings and the economic value of equity while simultaneously maintaining a prudent level of exposure to interest rate risk. The ALCO devises balance sheet strategies for managing loans, investments, deposits, borrowed funds and off-balance sheet transactions to achieve desired financial performance. The ALCO also develops strategies for pricing various products and services as well as ensuring compliance with related Board policies and established regulatory requirements.

Liquidity and Capital Resources

The following describe NCB’s primary areas of liquidity:

•	Net proceeds from the sale of loans held for sale of $1.2 billion have been realized during the twelve months ending December 31, 2007

•	Solid and continual growth of deposits — 27.4% since December 31, 2006

•	Revolving line of credit available capacity of $233.6 million as of December 31, 2007, with an April 2011 maturity

•	Long-term debt maturities:

•	$15.0 million Medium Term Notes callable May 2008

•	$2.5 million Class A Notes due December 2008

•	$2.5 million Class A Notes due December 2009

•	$50.0 million of privately placed debt due January 2009

•	$55.0 million of privately place debt due December 2009

•	$50.0 million of privately placed debt due December 2010

•	FHLB available capacity of $160.4 million as of December 31, 2007

Contractual Obligations

NCB has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 12 through 17 of the Notes to the Consolidated Financial Statements.

At December 31, 2007 the only material change to either the type or maturity of contractual obligations from December 31, 2006 was the termination of the 1725 Eye Street lease. Although NCB had been relieved of the economic obligation of the 1725 Eye Street lease in August 2006, the termination of the lease, in the second quarter of 2007, relieved NCB of the contractual obligation.

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations (excluding interest) to third parties by payment date (dollars in thousands):

	One Year or	One to Three	Three to Five	Over Five
	Less	Years	Years	Years	Total

Deposits without a stated maturity	$323,466	$—	$—	$—	$323,466
Certificates of deposit	485,435	139,713	61,242	17,596	703,986
Short-term borrowings	181,891	-	-	-	181,891
Long-term debt	-	175,370	29,993	14,931	220,294
Subordinated debt	2,441	26,372	10,382	79,040	118,235
Junior subordinated debt	-	-	-	50,680	50,680
Operating leases	4,057	8,094	7,362	32,580	52,093

Total	$997,290	$349,549	$108,979	$194,827	$1,650,645

At December 31, 2007 NCB had one depositor with deposits in excess of 5% of NCB’s total deposits. This depositor had deposits of 12.2% of NCB’s total deposits. All of the $125.0 million of deposits from this depositor relate to certificates of deposit with early withdrawal penalties. Of the $125.0 million of certificates of deposit, $12.0 million mature within 3 months and $113.0 million has a maturity ranging from 4 months to 78 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.

Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

Discussion of NCB’s commitments, contingent liabilities and off-balance sheet arrangements is included in Note 23 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon NCB’s historical experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NCB’s principal market risk exposure is to interest rate risk.

NCB’s asset and liability management process manages NCB’s interest rate risk by structuring the balance sheet and derivative portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

Interest rate risk is managed by the ALCO in accordance with policies approved by NCB’s Board of Directors. The ALCO formulates strategies designed to ensure appropriate level of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans (“mortgage pipeline”), and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

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

The following tables present an analysis of the sensitivity of NCB’s net interest income and economic value of portfolio equity (market value of assets, less liabilities and derivative instruments.) The interest rate scenarios presented in the table include interest rates at December 31, 2007 and December 31, 2006 as adjusted for instantaneous parallel rate changes upward and downward of up to 200 basis points.

Net interest income was reasonably well insulated against the impact of changes in market interest rates at both December 31, 2007 and December 31, 2006. The impact of changing market interest rates is nonlinear due to the existence of customer options, primarily loan prepayments options, embedded in the balance sheet.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB’s interest sensitivity gap (defined below) and other factors.

2007
		Change In
		Economic Value
Change In	Change In Net	of Portfolio
Interest Rates	Interest Income	Equity

+200	-5.4%	-9.2%
+100	-2.2%	-3.7%
-100	1.1%	2.2%
-200	1.4%	3.2%

2006
		Change In
		Economic Value
Change In	Change In Net	of Portfolio
Interest Rates	Interest Income	Equity

+200	-1.4%	-8.5%
+100	-0.5%	-4.2%
-100	-0.1%	2.9%
-200	-1.3%	4.1%

Key assumptions used in the sensitivity analysis of net interest income and economic value of portfolio equity include the following:

1.	Balance sheet balances for various asset and liability classes are held constant for the net interest income simulations.

2.	Prepayment assumptions are predicated on an analysis of historical prepayment behavior and management expectations.

3.	Spread relationships between various interest rate indices and interest-earning assets and interest bearing liabilities estimated based on the analysis of historical relationships and management expectations.

The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB’s one-year cumulative gap analysis at December 31, 2007 and 2006 were positive $81.8 million or 4.38% of assets and positive $37.5 million or 2.05% of assets, respectively. These rather small positive gaps are consistent with the simulation results that show limited changes in net interest income in response to changes in market interest rates.

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

The tables 8 and 9 set forth the expected maturity and repricing characteristics of NCB’s consolidated assets, liabilities and derivative contracts at December 31, 2007 and 2006.

Table 8
INTEREST RATE SENSITIVITY
At December 31, 2007
(Dollars in thousands)

						Over
	Interest -	Interest -	Interest -	Interest -	Interest -	12 Months and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 days	3 month	6 month	12 month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$63,724	$-	$-	$-	$63,724	$-	$63,724
Investment securities	16,883	8,790	6,894	23,252	55,819	49,764	105,583
Loans and leases*	140,753	439,381	96,915	157,860	834,909	762,284	1,597,193
Other assets - net	70,523	482	703	1,407	73,115	28,818	101,933

Total	291,883	448,653	104,512	182,519	1,027,567	840,866	1,868,433

Interest-bearing liabilities Deposits	$202,499	$127,965	$153,720	$143,557	$627,741	$358,120	$985,861
Short-term borrowings	181,891	-	-	-	181,891	-	181,891
Long-term debt	-	-	-	-	-	220,294	220,294
Subordinated debt	-	39,310	-	-	39,310	78,925	118,235
Jr. Subordinated debt	50,680	-	-	-	50,680	-	50,680

Total	435,070	167,275	153,720	143,557	899,622	657,339	1,556,961

Other
Other non-interest bearing, net	$-	$-	$-	$-	$-	$311,472	$311,472
Effect of interest rate swap and financial futures	766	45,399	-	-	46,165	(46,165)	-

Total liabilities & members’ equity, net of derivatives	$435,836	$212,674	$153,720	$143,557	$945,787	$922,646	$1,868,433

Repricing differences	$(143,953)	$235,979	$(49,208)	$38,962	$81,780

Cumulative gap	$(143,953)	$92,026	$42,818	$81,780

Cumulative gap as% of total assets	-7.70%	4.93%	2.29%	4.38%

*	Includes loans held for sale and allowance for loan losses.

Table 9
INTEREST RATE SENSITIVITY
At December 31, 2006
(Dollars in thousands)

						Over
	Interest -	Interest -	Interest -	Interest -	Interest -	12 Months and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 days	3 month	6 month	12 month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$53,154	$-	$-	$-	$53,154	$-	$53,154
Investment securities	5,186	2,716	6,706	12,783	27,391	59,964	87,355
Loans and leases*	181,136	403,637	71,803	104,369	760,945	843,160	1,604,105
Other assets - net	1,228	440	657	1,347	3,672	81,191	84,863

Total	240,704	406,793	79,166	118,499	845,162	984,315	1,829,477

Interest-bearing liabilities Deposits	$181,376	$91,303	$65,630	$89,529	$427,838	$339,019	$766,857
Short-term borrowings	354,673	-	-	-	354,673	-	354,673
Long-term debt	-	-	-	-	-	217,773	217,773
Subordinated debt	-	39,310	-	18,218	57,528	63,148	120,676
Jr. Subordinated debt	50,647	-	-	-	50,647	-	50,647

Total	586,696	130,613	65,630	107,747	890,686	619,940	1,510,626

Other
Other non-interest bearing, net	-	-	-	-	-	318,851	318,851
Effect of interest rate swap and financial futures	(39,574)	(43,404)	-	-	(82,978)	82,978	-

Total liabilities & members’ equity, net of derivatives	$547,122	$87,209	$65,630	$107,747	$807,708	$1,021,769	$1,829,477

Repricing differences	$(306,418)	$319,584	$13,536	$10,752	$37,454

Cumulative gap	$(306,418)	$13,166	$26,702	$37,454

Cumulative gap as % of total assets	-16.75%	0.72%	1.46%	2.05%

*	Includes loans held for sale and allowance for loan losses.

Table 8 indicates that on December 31, 2007 NCB had gaps (as a percentage of total assets) of positive 4.38% and 2.29% at the one year and six month time horizons, respectively. Table 9 indicates that on December 31, 2006, NCB had a positive gap (as a percentage of total assets) of 2.05% and 1.46% at the one year and six month time horizons, respectively.

Capital

NCB’s strong capital position should support growth and continuing access to financial markets and should allow for greater flexibility during difficult economic periods. The average equity to average assets ratio was 11.8% for 2007 compared with 12.8% for 2006. The Act limits NCB’s outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2007, NCB, FSB maintained capital levels well in excess of regulatory requirements.

Patronage Policy

Each year, NCB, in accordance with the Act, declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. In September 2007, NCB distributed $17.9 million to its active member-borrowers from 2006 taxable income. Of this total, approximately $7.1 million was distributed in cash.

In connection with the annual patronage dividend, NCB is required to distribute all patronage related income, less reserves for dividends on Class C stock, for interest on and redemption of Class A Notes, and for losses.

Provision for Income Taxes

The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax benefit for the twelve months ended December 31, 2007 was $0.7 million and the provision for the twelve months ended December 31, 2006 was $1.4 million. NCB’s effective tax rate on consolidated operations was 6.8% for the twelve months ending December 31, 2006.

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

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. NCB adopted SFAS 157 effective January 1, 2008. The adoption is not expected to have a material effect on NCB’s financial position or results of operations.

Statement of Financial Accounting Standards No. 159

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, NCB may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. Once elected, the election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for fiscal years beginning after November 15, 2007. NCB adopted SFAS 159 effective January 1, 2008. NCB has not made any fair value elections as of January 1, 2008.

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

Staff Accounting Bulletin No. 109

In November 2007, the SEC staff issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). SAB 109 will require fair value measurements of derivatives or other written loan commitments recorded through earnings to include the future cash flows related to the loan’s servicing rights. SAB 109 also states that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted at fair value through earnings. SAB 109 supersedes SAB 105. SAB 109 should be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. NCB is currently evaluating the impact, if any, that SAB 109 will have on its financial condition and results of operations.

Other

NCB transfers Cooperative, Multifamily and Commercial Real Estate Loans to trusts that issue various classes of securities to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in SFAS 140 for QSPE status. Regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in SFAS 140. As a result, the FASB added this issue to its agenda in December 2005. At a July, 2006 meeting, FASB combined this project with a wider project on the Transfers of Financial Assets. If future guidance results in a determination that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, NCB cannot predict what the transition provisions for implementing such guidance will be.

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

A risk rating system is designed to classify each loan according to the risk unique to the credit facility. The expected loss for each risk rating is determined using historical loss factors and collateral position of the credit facility. All loans are evaluated individually and assigned a risk rating.

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

Substantially all interest-only receivables pertain to Cooperative Loans. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout or defeasance period are included in the fair value of the interest-only receivable only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

Gains or losses on sales and securitizations depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale. Since quoted market prices are generally not available, NCB estimates fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved. Gains on sales and securitizations are reported in non-interest income.

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

For certificated interest-only receivables, the discount rate of future expected cash flows is equal to a spread over the benchmark index at which the respective loans were priced. For non-certificated interest-only receivables, the discount rate of future expected cash flows is equal to a market spread over the benchmark index for similar certificated interest-only receivables adjusted by a premium to reflect the less liquid nature of the non-certificated interest-only receivable. An appropriate spread, determined by reference to what market participants would use for similar financial instruments, is added to the index to determine the current discount rate.

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

All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it will be designated as a fair value hedge pursuant to provisions of FAS 133. NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values of hedged items. NCB discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.

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

For derivative instruments designated as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values.

At December 31, 2007 and 2006 NCB had not entered into any cash flow hedges.

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

Management’s Report on Internal Control Over Financial Reporting

The management of National Consumer Cooperative Bank and subsidiaries (the Bank) is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Bank’s principal executive and principal financial officers and effected by the Bank’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Bank;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Bank are being made only in accordance with authorizations of management and directors of the Bank; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Bank’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections or evaluations of effectiveness regarding future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

The Bank’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on this assessment, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Bank’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Bank’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Charles E. Snyder	/s/ Richard L. Reed

Charles E. Snyder	Richard L. Reed
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Members of NCB:

We have audited the accompanying consolidated balance sheets of NCB and subsidiaries (the Company) as of December 31, 2007, and 2006, and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCB and subsidiaries as of December 31, 2007, and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

McLean, Virginia
March 31, 2008

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)

Assets
Cash and cash equivalents	$63,724	$47,756
Restricted cash	—	5,398
Investment securities
Available-for-sale (amortized cost of $107,396 and $86,035)	105,166	85,708
Held-to-maturity (fair value of $431 and $1,910)	417	1,647
Loans held for sale	90,949	242,847
Loans and lease financing	1,523,958	1,380,738
Less: Allowance for loan losses	(17,714)	(19,480)

Net loans and lease financing	1,506,244	1,361,258
Other assets	101,933	84,863

Total assets	$1,868,433	$1,829,477

Liabilities and Members’ Equity
Liabilities
Deposits	$1,027,452	$806,453
Patronage dividends payable in cash	—	7,118
Other liabilities	47,118	44,299
Borrowings
Short-term	181,891	354,673
Long-term	220,294	217,773
Subordinated debt
Current	2,500	2,500
Non-current	115,735	118,176
Junior subordinated debt	50,680	50,647

Total borrowings	571,100	743,769

Total liabilities	1,645,670	1,601,639

Members’ equity
Common stock	197,891	187,230
Retained earnings
Allocated	—	10,328
Unallocated	28,200	29,388
Accumulated other comprehensive (loss) income	(3,328)	892

Total members’ equity	222,763	227,838

Total liabilities and members’ equity	$1,868,433	$1,829,477

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF (LOSS) INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Interest income
Loans and lease financing	$125,016	$108,328	$88,296
Investment securities	8,081	7,147	5,090
Other interest income	2,642	2,979	3,093

Total interest income	135,739	118,454	96,479

Interest expense
Deposits	43,310	30,265	21,036
Short-term borrowings	17,510	18,380	12,538
Long-term debt, other borrowings and subordinated debt	24,301	23,451	18,763

Total interest expense	85,121	72,096	52,337

Net interest income	50,618	46,358	44,142
Provision for loan losses	152	3,667	470

Net interest income after provision for loan losses	50,466	42,691	43,672

Non-interest income
Servicing fees	4,651	4,537	4,202
Letter of credit fees	3,423	3,513	3,454
Real estate loan fees	1,515	728	502
Prepayment fees	837	1,312	208
(Loss) gain on sale of loans	(1)	19,930	26,628
SFAS 133 adjustment	(1,468)	775	(251)
Other	3,012	2,885	2,473

Total non-interest income	11,969	33,680	37,216

Non-interest expense
Compensation and employee benefits	32,703	31,038	29,001
Occupancy and equipment	8,057	8,700	5,861
Contractual services	5,944	6,086	6,399
Information systems	4,402	2,697	2,542
Lease termination costs	3,148	—	—
Corporate development	2,814	3,132	2,942
Loan costs	2,082	1,609	1,323
Lower of cost or market valuation allowance	2,070	133	—
Travel and entertainment	1,449	1,554	1,596
Provision (credit) for unfunded commitments	488	(1,077)	791
Loss on sale of investments available-for-sale	17	29	13
Contribution to NCB Capital Impact	—	—	750
Deferred rent recognition related to lease termination	(1,860)	—	—
Other	2,257	1,631	1,881

Total non-interest expense	63,571	55,532	53,099

(Loss) income before income taxes	(1,136)	20,839	27,789
(Benefit) provision for income taxes	(664)	1,414	2,142

Net (loss) income	$(472)	$19,425	$25,647

Distribution of net (loss) income
Patronage dividends	$—	$17,446	$22,825
Retained earnings	(472)	1,979	2,822

	$(472)	$19,425	$25,647

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Net (loss) income	$(472)	$19,425	$25,647
Other comprehensive income
Unrealized holding loss before tax on available-for- sale investment securities and non-certificated interest- only receivables	(4,227)	(525)	(2,163)
Tax effect	7	7	10

Comprehensive (loss) income	$(4,692)	$18,907	$23,494

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the Years ended December 31, 2007, 2006 and 2005

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
	(Dollars in thousands)

Balance, December 31, 2004	$160,475	$12,340	$29,112	$3,563	$205,490
Net income	—	—	25,647	—	25,647
Adjustment to prior year dividends	96	(162)	57	—	(9)
Cancellation of stock	(1,881)	—	1,881	—	—
Other dividends paid	—	—	(449)	—	(449)
2004 patronage dividends distributed in stock	12,178	(12,178)	—	—	—
2005 patronage dividends					—
To be distributed in cash	—	—	(9,518)	—	(9,518)
Retained in form of equity	—	13,307	(13,307)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(2,153)	(2,153)

Balance, December 31, 2005	170,868	13,307	33,423	1,410	219,008

Net income	—	—	19,425	—	19,425
Adjustment to prior year dividends	—	4,003	(6,402)	—	(2,399)
Cancellation of stock	(1,008)	60	900	—	(48)
Other dividends paid	—	—	(512)	—	(512)
2005 patronage dividends distributed in stock	17,370	(17,370)	—	—	—
2006 patronage dividends					—
To be distributed in cash	—	—	(7,118)	—	(7,118)
Retained in form of equity	—	10,328	(10,328)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(518)	(518)

Balance, December 31, 2006	187,230	10,328	29,388	892	227,838

Net loss	—	—	(472)	—	(472)
Adjustment to prior year dividends	—	497	(485)	—	12
Cancellation of stock	(164)	—	155	—	(9)
Other dividends paid	—	—	(386)	—	(386)
2006 patronage dividends distributed in stock	10,825	(10,825)	—	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(4,220)	(4,220)

Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities
Net (loss) income	$(472)	$19,425	$25,647
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	152	3,667	470
Provision (credit) for losses on unfunded commitments	488	(1,077)	791
Amortization and writedown of interest-only-receivables and servicing rights	11,402	10,260	10,200
Depreciation and amortization, other	3,150	6,349	1,768
Loss (gain) on sale of loans and of SFAS 133 adjustment	1,469	(20,705)	(26,377)
Loss on sale of investment securities available-for-sale	17	29	13
Purchase of loans-held-for-sale	(222,489)	(179,493)	(59,887)
Loans originated for sale, net of principal collections	(831,604)	(899,556)	(842,329)
Lower of cost or market valuation allowance	2,070	133	—
Net proceeds from sale of loans held for sale	1,195,830	1,091,690	989,646
Tenant improvement allowance	3,656	—	—
Lease termination costs	3,148	—	—
Lease termination incentive	(1,585)	—	—
Deferred rent recognition related to lease termination	(1,860)	—	—
Increase in other assets	(8,368)	(3,460)	(9,345)
(Decrease) increase in other liabilities	(747)	(5,381)	5,491

Net cash provided by operating activities	154,257	21,881	96,088

Cash flows from investing activities
Decrease (increase) in restricted cash	5,398	(248)	(154)
Purchase of investment securities
Available-for-sale	(77,044)	(107,770)	(59,430)
Held-to-maturity	—	(17)	—
Proceeds from maturities of investment securities
Available-for-sale	50,375	107,034	43,754
Held-to-maturity	52	9	99
Proceeds from the sale of investment securities
Available-for-sale	1,037	2,725	7,285
Net increase in loans and lease financing	(145,189)	(131,580)	(145,789)
Purchases of premises and equipment	(9,800)	(5,036)	(1,895)

Net cash used in investing activities	(175,171)	(134,883)	(156,130)

Cash flows from financing activities
Net increase in deposits	220,662	69,421	131,438
(Decrease) increase in short-term borrowings	(172,500)	39,318	(84,099)
Proceeds from issuance of long-term borrowings	—	105,000	50,000
Repayment of long-term borrowings	—	(80,000)	(30,000)
Repayment of subordinated borrowings	(2,500)	(2,500)	(2,500)
Incurrence of financing costs	(1,287)	(1,053)	(20)
Patronage dividends paid	(7,107)	(11,917)	(8,715)
Other dividends paid	(386)	(512)	(449)

Net cash provided by financing activities	36,882	117,757	55,655

Increase (decrease) in cash and cash equivalents	15,968	4,755	(4,387)
Cash and cash equivalents, beginning of period	47,756	43,001	47,388

Cash and cash equivalents, end of period	$63,724	$47,756	$43,001

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Supplemental schedule of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investment securities and non-certificated interest-only receivables, net of tax	$(4,220)	$(518)	$(2,153)
Loans transferred to other real estate owned	$180	$193	$10
Warehouse loans transferred to portfolio	$—	$10,092	$—
Common stock cancelled and loan losses recovered against allowance for loan losses	$9	$48	$—
Supplemental information:
Interest paid	$81,860	$71,315	$52,596
Income taxes paid	$562	$1,636	$1,763

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

National Consumer Cooperative Bank, doing business as NCB, is a U.S. Government-chartered corporation organized under the National Consumer Cooperative Bank Act (the “Act”). NCB provides loans and financial services primarily to cooperatives. NCB Financial Corporation (“NCBFC”), a wholly owned subsidiary, is the holding company of NCB, FSB, a federally-chartered thrift institution. NCB, FSB provides a broad range of financial services to cooperative and non-cooperative customers. NCB Financial Advisors, Inc., ceased operations during 2007 and the corporation was dissolved.

The 1981 amendments to the Act also directed NCB to form NCB Development Corporation, now NCB Capital Impact, a related entity, which is a non-profit organization without capital stock organized under the laws of the District of Columbia to perform only functions provided in the Act. NCB Capital Impact provides loans and technical support to cooperative enterprises. NCB Capital Impact’s bylaws provide for a majority of the nine to fifteen members of the Board of Directors to be appointed by the members of NCB Capital Impact, who comprise the members of NCB’s Board, with a majority of directors to be appointed from among the members of the NCB Board. Consistent with the Act, NCB makes deductible, voluntary contributions to NCB Capital Impact.

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

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash equivalents include cash on hand, amounts due from banks, overnight investments and time deposits. Although cash equivalents generally have maturities of ninety days or less, time deposits subject to early withdrawal penalties and with maturities greater than ninety days have been included in cash equivalents.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Debt and equity securities are accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). NCB accounts for its debt and equity securities as follows:

Securities that will be held for indefinite periods of time, including those that may be sold in response to changes in market interest rates and related changes in the security’s prepayment risk, needs for liquidity and changes in the availability and the yield of alternative investments are classified as available-for-sale. These assets are carried at fair value. Unrealized gains and losses are determined on an aggregate basis, excluded from earnings and reported as other comprehensive income net of any tax effect. Gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the specific security sold and are included in earnings.

Securities that management has the positive intent and ability to hold until maturity are classified as held-to-maturity and are reported at amortized cost. The investment portfolio is periodically evaluated for other than temporary impairment.

Auction-rate notes are debt instruments which have their interest rates set based on the results of a Dutch style auction. The securities often have long-term or no maturity date, but the rates reset every 7-28 days. These types of securities have made negative headlines lately because many of the auctions failed, resulting in borrowing coupons much higher than current market rates. NCB has never issued or invested in auction-rate debt securities and therefore has not been adversely affected by the deterioration of this market.

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

NCB uses interest rate swaps, futures contracts and forward loan sales commitments to offset changes in fair value associated with loan commitments prior to funding the loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through the gain on sale. Once funded, loans are generally designated as the hedged item in a fair value hedging relationships with interest rate swaps.

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

Market risk is the adverse effect that a change in interest rates or comparative currency values has on the fair value of a financial instrument or expected cash flows. NCB manages the market risk associated with the

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate swap contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Compliance with this policy is monitored by management and reported to the Board of Directors.

All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, NCB determines whether or not it will be designated as a fair value hedge. When entering into hedging transactions, NCB documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. NCB assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values of hedged items.

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

For derivative instruments designated as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. At December 31, 2007 and 2006, NCB had not designated any derivative instruments in cash flow hedge relationships.

Loan Origination Fees, Commitment Fees, and Related Costs

Loan fees received and direct origination costs are accounted for in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans or, with respect to loans held for sale, as an adjustment to gain on sale of loans at the time of sale. The remaining unamortized fees on paid off loans are recognized as interest income. If a commitment is exercised during the commitment period, the remaining net fee or cost at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Loans and Lease Financing and Loans Held for Sale

Loans and lease financing are carried at their principal amounts outstanding, net of deferred loans origination fees and costs and net of any discounts and premiums. Loans held for sale are carried at the lower of cost or fair value and net of deferred origination fees and costs, discounts and premiums and the effects of hedge accounting or changes in fair value. NCB determines whether a loan would qualify as held for sale at the time the loan is originated.

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

When loans are sold, the gain or loss is recognized in the Consolidated Statement of (Loss) Income as the proceeds less the book value of the loan, including unamortized fees and direct origination costs.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A risk rating system is designed to classify each loan according to the risk unique to the credit facility. The expected loss for each risk rating is determined using historical loss factors and collateral position of the credit facility. All loans are evaluated individually and assigned a risk rating.

Specific reserves are established for impaired loans based upon the above criteria.

General reserves are calculated on a loan-by-loan basis based upon the probability of default and the expected loss in the event of default for each risk rating, based on historical experience.

NCB charges off loans, i.e. reduces the loan balance, when the loans are deemed to be uncollectible, at which time the allowance for loan losses is reduced.

Loan Sales and Securitizations

NCB’s recognition of a gain or loss on the sale or securitization of loans is accounted for in accordance with Standards of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 140 requires that a transfer of financial assets in which NCB surrenders control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.

To receive sale accounting for an asset transfer, SFAS 140 requires a “true sale” analysis of the treatment of the transfer under state law if the company was a debtor under the bankruptcy code. The “true sale” analysis includes several legal factors including the nature and level of recourse to the transferor and the nature of retained servicing rights. The “true sale” analysis is not absolute and unconditional but rather contains provisions that make the transferred assets “bankruptcy remote” should the transferor file for bankruptcy.

Once the “true sale” criteria has been satisfied under SFAS 140 for securitizations, other factors concerning the nature of the extent of the transferor’s control over the transferred financial assets are taken into account, including whether the special purpose entity (“SPE”) has complied with rules concerning qualifying special purpose entities in order to determine if the de-recognition of financial assets is warranted.

NCB obtains a legal opinion regarding the “true sale” of the transferred financial assets as part of the securitization process. The “true sale” opinion provides reasonable assurance that the transferred assets would not be characterized as property of the transferor in the event of insolvency.

The securitization process involves the sale of loans to a bankruptcy remote special purpose entity which then sells the loans to a separate, transaction-specific trust in exchange for considerations generated by the sale of the securities issued by the securitization trust. The securitization trust issues and sells debt securities to third party investors that are secured by payments on the loans. NCB has no obligation to provide credit support to either the third party investors or the securitization trust. Neither the third party investors nor the securitization trust generally

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have recourse to NCB’s assets or NCB and have no ability to require NCB to repurchase their securities other than through enforcement of the standard representations and warranties. NCB does make certain representations and warranties concerning the loans, such as lien status, and if NCB is found to have breached a representation and warranty, NCB may be required to repurchase the loan from the securitization trust. NCB does not guarantee any securities issued by the securitization trust. The securitization trust represents a “qualifying special purpose entity”, which meets the criteria of SFAS 140, and therefore is not consolidated for financial reporting purposes.

Servicing Assets and Interest-Only Receivables

SFAS No. 140 requires entities to allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value upon transfer of the loan.

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

Substantially all interest-only receivables pertain to Cooperative Loans made to cooperative housing corporations. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, NCB discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout period are included in the fair value of the interest-only receivable only to the extent that NCB is entitled to receive the prepayment or yield maintenance penalty.

Gains or losses on sales and securitizations depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale. Since quoted market prices are generally not available, NCB estimates the fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved. Gains on sales and securitizations are reported in non-interest income.

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

For certificated interest-only receivables, the discounted rate of future expected cash flows is equal to a spread over the benchmark index at which the respective loans were priced. For non-certificated interest-only receivables, the discounted rate of future expected cash flows is equal to a market spread over the benchmark index for similar certificated interest-only receivables adjusted by a premium to reflect the less liquid nature of the non-certificated interest-only receivable. For quarterly valuations, the index is adjusted to reflect market conditions. An appropriate spread, determined by reference to what market participants would use for similar financial instruments, is added to the index to determine the current discount rate.

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

Other Assets

Premises and equipment are carried at cost less accumulated depreciation. Buildings and building improvements are depreciated on a straight-line basis over either their useful lives or 39 years. Leasehold improvements are depreciated on a straight-line basis over the term of the lease. Furnishings are depreciated using an accelerated method and are depreciated over five or seven years. Equipment and software are depreciated using an accelerated method over seven, five or three years, depending on the type of equipment or software.

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

2.	CASH AND CASH EQUIVALENT

The composition of cash and cash equivalents at December 31 is as follows (dollars in thousands):

	2007	2006

Cash	$23,224	$24,747
Cash equivalents	40,500	23,009

Total	$63,724	$47,756

There was restricted cash of $0 and $5.4 million as of December 31, 2007 and 2006, respectively which related to a previous recourse obligation under an agreement with Fannie Mae. The agreement was terminated during the second quarter of 2007.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENT SECURITIES

The composition of available-for-sale investment securities at December 31 is as follows (dollars in thousands):

	2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$35,539	$65	$(1,776)	$33,828
U.S. Treasury and agency obligations	53,920	243	(117)	54,046
Corporate notes	5,830	46	(20)	5,856
Mutual funds	1,573	—	(115)	1,458
Mortgage-backed securities	10,482	3	(625)	9,860
Equity securities	52	66	—	118

Total	$107,396	$423	$(2,653)	$105,166

	2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$39,891	$545	$(486)	$39,950
U.S. Treasury and agency obligations	37,526	12	(257)	37,281
Corporate notes	5,659	8	(33)	5,634
Mutual funds	1,503	—	(124)	1,379
Mortgage-backed securities	1,406	7	(36)	1,377
Equity securities	50	37	—	87

Total	$86,035	$609	$(936)	$85,708

The fair value of investment securities could change from period to period due to factors such as a change in the general level of interest rates, a deterioration in the credit quality of the issuer or in the business conditions of the issuer. NCB does not consider the unrealized losses at December 31, 2007 to be other-than-temporary in accordance with U.S. generally accepted accounting principles.

Interest-only certificated receivables

Interest-only certificated receivables substantially pertain to Cooperative Loans. The unrealized losses on NCB’s interest-only certificated receivables were caused by changes in interest rates. The certificated interest-only receivables were created when NCB sold loans directly into securitizations and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in interest rates and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, NCB does not consider the certificated interest-only receivables to be other-than-temporarily impaired at December 31, 2007.

U.S. Treasury and agency obligations, Corporate notes, Mutual funds and Mortgage-backed securities

At December 31, 2007, NCB held U.S. Treasury and agency obligations that were guaranteed by the full faith and credit of the U.S. government or its agencies and therefore, NCB considers the decline in market value on these items as interest-rate related. At December 31, 2007, NCB held mortgage-backed securities, issued by Freddie Mac and Fannie Mae and considers the decline in market value on those items to be interest-rate related. At

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, NCB held investment-grade corporate notes and given the current credit ratings of these companies, NCB considers the decline in market value on the notes to be interest-rate related. NCB considers the decline in market value on the mutual funds to be interest-rate related. Unless a credit rating downgrade occurs related to a particular investment that would cause those investments to be sold below fair value, NCB has the ability and intent to hold the U.S. treasury notes and obligations, corporate notes, mutual funds and mortgage-backed securities until a recovery of fair value, which may be maturity, and thus concludes that individually, and as a group, the decline in market values are not other-than-temporary.

The following tables present the fair value of available-for-sale investment securities with unrealized losses and the related unrealized loss amounts. The tables also disclose whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer at December 31 (dollars in thousands):

	2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$7,192	$(285)	$23,372	$(1,491)	$30,564	$(1,776)
U.S. Treasury and agency obligations	5,830	(110)	3,472	(7)	9,302	(117)
Corporate notes	1,230	(17)	1,497	(3)	2,727	(20)
Mutual funds	—	—	1,458	(115)	1,458	(115)
Mortgage-backed securities	8,451	(595)	36	(30)	8,487	(625)

Total	$22,703	$(1,007)	$29,835	$(1,646)	$52,538	$(2,653)

	2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$7,374	$(41)	$21,004	$(445)	$28,378	$(486)
U.S. Treasury and agency obligations	14,342	(26)	16,433	(231)	30,775	(257)
Corporate notes	1,693	(10)	2,881	(23)	4,574	(33)
Mutual funds	—	—	1,379	(124)	1,379	(124)
Mortgage-backed securities	—	—	552	(36)	552	(36)

Total	$23,409	$(77)	$42,249	$(859)	$65,658	$(936)

The maturities of available-for-sale U.S. Treasury and agency obligations and corporate note investment securities at December 31 are as follows (dollars in thousands):

	2007
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$43,019	4.84%	$42,948
After 1 year through 5 years	16,731	4.46%	16,954

Total	$59,750	4.73%	$59,902

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$21,261	4.27%	$21,184
After 1 year through 5 years	21,924	4.36%	21,731

Total	$43,185	4.31%	$42,915

Mutual funds, equity securities, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mutual funds do not have contractual maturities. Mortgage-backed securities and interest-only receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations. Interest-only certificated receivables pertain to Cooperative Loans to cooperative housing corporations.

During 2007 there were $1.1 million of available-for-sale securities sold and during 2006 there were $2.7 million of available-for-sale securities sold. As of December 31, 2007, NCB held five callable securities, all callable within 2008.

The composition of held-to-maturity investment securities at December 31 is as follows (dollars in thousands):

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$—	$—	$—	$—
Corporate debt securities	417	14	—	431

Total	$417	$14	$—	$431

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$1,178	$254	$—	$1,432
Corporate debt securities	469	9	—	$478

Total	$1,647	$263	$—	$1,910

During December 2007, the Mortgage-backed security was redeemed. As of December 31, 2007 the cash related to the redemption value had not been received. Therefore, the receivable has been reclassified to Other Assets.

The maturities of held-to-maturity investments at December 31 are as follows (dollars in thousands):

	2007
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	417	8.13%	431

Total	$417	8.13%	$431

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	—	$—
After 1 year through 5 years	468	8.31%	478
Over 10 years	1,179	8.25%	1,432

Total	$1,647	8.27%	$1,910

Mortgage-backed securities have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.

4.	LOAN SERVICING

The unpaid principal balance of loans serviced for others are not included in the accompanying consolidated balance sheets.

Changes in portfolio of loans serviced for others were as follows (dollars in thousands):

	2007	2006

Balance at January 1	$4,682,056	$4,086,526
Additions	983,570	901,422
Loan payments and payoffs	(319,375)	(305,892)

Balance at December 31	$5,346,251	$4,682,056

See Note 27 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

5.	LOANS HELD FOR SALE

Loans held for sale by category at December 31, are as follows (dollars in thousands):

	2007	2006

Consumer Loans	$2,983	$1,382
Commercial Loans	19,487	10,026
Real Estate Loans:
Residential	53,068	180,862
Commercial	15,411	50,577

Total	$90,949	$242,847

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to loans held for sale for the years ended December 31, are as follows (dollars in thousands):

	2007	2006

Balance at January 1	$242,847	$232,024
Originations	831,604	899,556
Purchases	222,489	179,493
Sales*	(1,204,457)	(1,070,610)
Change in valuation: SFAS 133 valuation adjustment	536	2,517
Change in valuation: lower of cost or market valuation allowance	(2,070)	(133)

Balance at December 31	$90,949	$242,847

*	Includes write-off of unamortized deferred fees and costs.

Statement of Financial Accounting Standards No. 65 “Accounting for Certain Mortgage Banking Activities” requires loans held for sale to be recorded at the lower of cost or fair value. As of December 31, 2007 and 2006, a valuation allowance of $2.3 million and $0.2 million, respectively, was established to reflect the extent to which individual loans cost basis exceeded fair value at the Balance Sheet dates.

6.	LOANS AND LEASE FINANCING

Loans and leases outstanding by category at December 31, are as follows (dollars in thousands):

	2007	2006

Consumer Loans	$16,898	$10,707
Commercial Loans	555,974	521,649
Real Estate Loans:
Residential	749,868	701,311
Commercial	200,644	146,435
Leases	574	636

Total	$1,523,958	$1,380,738

The largest geographic concentration of commercial loans portfolio and loans held for sale was in the Southeast region and amounted to 37.8% at December 31, 2007. The region with the largest concentration of Commercial Loans portfolio and loans held for sale at December 31, 2006 was the Southeast region amounting to 32.2%. The largest borrower type for our Commercial Loans was food retailing and distribution at 6.9% and 8.1% at December 31, 2007 and 2006, respectively. No other borrower type exceeds 5.8% at December 31, 2007. Real Estate Loans have a geographical concentration of 40.2% at December 31, 2007 in the Northeastern United States (primarily New York City) compared to 44.2% at December 31, 2006.

7.	IMPAIRED LOANS

A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Impaired loans, totaled $13.3 million and $21.6 million at December 31, 2007 and December 31, 2006, respectively. The average balance of impaired loans was $18.6 million, $18.3 million, and $13.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. The interest income that was due, but not recognized on impaired loans was $2.5 million, $2.3 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 NCB had a specific allowance of $2.2 million related to $7.4 million of impaired loans and a general allowance of

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million related to $5.9 million of impaired loans. At December 31, 2006 NCB had a specific allowance of $6.4 million related to $19.1 million of impaired loans and a general allowance of $0.3 million related to $2.5 million of impaired loans. Reserves at December 31, 2007 were deemed to be adequate to cover the estimated loss exposure related to the above loans.

Of the $7.4 million of impaired loans at December 31, 2007, $1.7 million was for a commercial loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter and the realizable cash flows being significantly lower than the current outstanding principal balance of the loan at December 31, 2007. NCB has no reserve allowance for this loan.

As of December 31, 2007, there were not any commitments to lend additional funds to borrowers whose loans were impaired.

8.	ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

The following is a summary of the components of the allowance for loan losses as of December 31, (dollars in thousands):

	2007	2006	2005

Specific allowance on impaired loans	$2,198	$6,443	$2,809
General allowance on impaired loans	1,057	325	2,082
General allowance	14,459	12,712	15,302

Total allowance for loan losses	$17,714	$19,480	$20,193

The following is a summary of the activity in the allowance for loan losses during the years ended December 31 (dollars in thousands):

	2007	2006	2005

Balance at January 1	$19,480	$20,193	$16,991

Charge-offs
Consumer Loans	(715)	(254)	(118)
Commercial Loans	(1,737)	(4,435)	(380)
Real Estate (Residential and Commercial)	—	(32)	(9)

Total charge-offs	(2,452)	(4,721)	(507)

Recoveries
Consumer Loans	297	1	—
Commercial Loans	237	340	2,681
Real Estate (Residential and Commercial)	—	—	558

Total recoveries	534	341	3,239

Net (charge-offs)/recoveries	(1,918)	(4,380)	2,732

Provision for loan losses	152	3,667	470

Balance at December 31	$17,714	$19,480	$20,193

Although loans and leases increased by $143.2 million from December 31, 2006 to December 31, 2007, the allowance for loan losses decreased principally due to the full repayment of one previously impaired loan with a significant reserve against it. Also, changes in the composition of loans within the portfolio led to a higher relative percentage of loans that, based on NCB’s risk rating system, are determined to have a lower credit risk.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included within the provision for loan losses for the twelve months ended December 31, 2006 is $2.4 million related to the reclassification of a provision for unfunded commitments. The reclassification was the result of a letter of credit that was drawn on during the third quarter of 2006. Simultaneously, $2.4 million of the loan balance relating to the draw of the letter of credit was charged-off and is reflected in the $4.4 million of Commercial Loan charge-offs for the twelve months ended December 31, 2006.

The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the years ended December 31 (dollars in thousands):

	2007	2006	2005

Balance at January 1	$1,528	$2,605	$1,814
Provision (credit) for losses on unfunded commitments	488	(1,077)	791

Balance at December 31	$2,016	$1,528	$2,605

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

For the years ended December 31, 2007 and December 31, 2006, activity related to loans and leases, including loans held for sale, to cooperatives affiliated with NCB’s Board of Directors and to officers, employees, and their immediate family members is as follows (dollars in thousands):

	January 1, 2007	Additions	Deductions	December 31, 2007

Outstanding balances	$95,493	$27,026	$(50,375)	$72,144

	January 1, 2006	Additions	Deductions	December 31, 2006

Outstanding balances	$118,224	$48,703	$(71,434)	$95,493

The majority of the above activity is related to cooperatives affiliated with NCB’s Board of Directors.

During 2007, 2006, and 2005, NCB recorded interest income of $6.5 million, $6.8 million, and $5.8 million, respectively, on loans to related parties.

As of December 31, 2007 and 2006, deposits from cooperatives affiliated with NCB’s Board of Directors and their immediate families were $86.2 million and $90.0 million, respectively. Certain officers and employees of NCB had deposits totaling $6.4 million and $6.9 million as of December 31, 2007 and 2006, respectively.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	PREMISES AND EQUIPMENT

Premises and equipment are included in other assets and consist of the following as of December 31 (dollars in thousands):

	2007	2006

Leasehold improvements	$10,558	$4,402
Furniture and equipment	5,984	5,368
Premises	3,878	2,140
Other	668	3,653

Total premises and equipment	21,088	15,563
Less: Accumulated depreciation	(5,957)	(8,247)

Total premises and equipment, net	$15,131	$7,316

Depreciation of premises and equipment included in non-interest expense for the years ended December 31, 2007, 2006, and 2005 totaled $2.0 million, $2.9 million, and $1.6 million, respectively.

In January 2006 NCB entered into a lease for office space in Arlington, Virginia (“Arlington Lease”). NCB vacated its offices at 1725 Eye Street in April 2007 and relocated the majority of its operational activities to Arlington, Virginia. Concurrently, NCB’s principal executive offices relocated to 601 Pennsylvania Avenue, NW, Washington, D.C.

Also, during the second quarter of 2007, NCB agreed to the termination of the lease for its offices at 1725 Eye Street. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of (loss) income and a lease incentive liability on the consolidated balance sheet. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million.

The $3.0 million decrease in Other premises and equipment relates to the build-out of NCB’s new operations center in Arlington, Virginia. These assets in 2006 along with additional assets from 2007 related to the build-out were reclassified to leasehold improvements during 2007. Within the $2.3 million change in accumulated depreciation is $1.4 million which relates to the acceleration of depreciation expense during 2006 of the fixed assets of NCB’s vacated Washington, D.C. office space.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	OTHER ASSETS

At December 31, 2007 and 2006, other assets consisted of the following (dollars in thousands):

	2007	2006

Non-certificated interest-only receivables	$29,932	$33,053
Premises and equipment, net	15,131	7,316
Mortgage servicing rights	13,420	9,362
Accrued interest receivables	11,162	10,044
Valuation of letters of credit	9,961	6,914
Federal Home Loan Bank stock	9,274	8,421
Equity method investments	2,735	2,391
Loan related receivables	2,478	—
Prepaid assets	1,635	2,397
Derivative assets	982	2,210
Other	5,223	2,755

Total other assets	$101,933	$84,863

12.	LEASES

Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2007 are as follows (dollars in thousands):

Amount

2008	$4,057
2009	4,048
2010	4,046
2011	3,692
2012	3,670
2013 and thereafter	32,580

Total payments	$52,093

Rental expense on premises and office equipment in 2007, 2006, and 2005 was $3.9 million, $3.9 million, and $2.6 million, respectively. Included in 2006 rental expense was $0.8 million of expense related to the lease for office space in Arlington, Virginia where the majority of NCB’s operational activities were relocated in April 2007.

NCB is obligated to take additional space in the Arlington, Virginia office space totaling approximately 10,800 rentable square feet on dates selected by the landlord in accordance with the lease between September 2012 and September 2018.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	DEPOSITS

Deposits as of December 31 are summarized as follows (dollars in thousands):

	2007		2006
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand deposits	$41,591	—	$39,596	—
Interest-bearing demand deposits	275,238	3.24%	214,824	3.60%
Savings deposits	6,637	0.75%	6,493	1.26%
Certificates of deposit	703,986	4.85%	545,540	4.61%

Total deposits	$1,027,452	4.19%	$806,453	4.08%

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $549.4 million and $398.0 million at December 31, 2007 and 2006, respectively.

At December 31, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	2007	2006

Within 3 months	$138,179	$77,901
Over 3 months through 6 months	116,228	34,974
Over 6 months through 12 months	95,969	53,124
Over 12 months	198,976	231,524

Total certificates of deposit	$549,352	$397,523

The cash flow to satisfy maturing certificates is derived from the sale of loans held for sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity.

Deposit interest expense for the years ended December 31 is summarized as follows (dollars in thousands):

	2007	2006	2005

Interest-bearing demand deposits	$10,750	$7,985	$5,718
Savings deposits	81	88	89
Certificates of deposit	32,479	22,192	15,229

Total deposit interest expense	$43,310	$30,265	$21,036

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining contractual maturities of certificates of deposit at December 31 are as follows (dollars in thousands):

	2007
	Less than	$100,000
	$100,000	and Greater	Total

2008	$135,060	$350,375	$485,435
2009	13,938	86,044	99,982
2010	4,048	35,683	39,731
2011	1,379	39,968	41,347
2012	181	19,714	19,895
2013 and thereafter*	28	17,568	17,596

Total	$154,634	$549,352	$703,986

	2006
	Less than	$100,000
	$100,000	and Greater	Total

2007	$105,013	$166,000	$271,013
2008	31,678	90,065	121,743
2009	6,648	45,869	52,517
2010	3,440	34,217	37,657
2011	1,133	39,858	40,991
2012 and thereafter*	105	21,514	21,619

Total	$148,017	$397,523	$545,540

*	Includes discount on certificates of deposit

14.	SHORT-TERM BORROWINGS

The carrying amounts and weighted average rates for short-term borrowings as of December 31 are as follows (dollars in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
	Outstanding	Rate	Outstanding	Rate

Lines of Credit	$111,000	5.46%	$156,000	5.91%
FHLB advances	72,000	3.90%	199,500	5.18%
Debt issuance costs	(1,109)		(827)

Total short-term borrowings	$181,891	4.84%	$354,673	5.50%

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The average and maximum balance outstanding for short-term borrowings as of December 31 are as follows (dollars in thousands):

	2007		2006
	Average	Maximum	Average	Maximum
	Balance	Balance	Balance	Balance
	Outstanding	Outstanding	Outstanding	Outstanding

Lines of Credit	$126,162	$152,000	$91,723	$159,027
Commerical paper	—	—	$57,468	$167,121
FHLB advances	$163,334	$280,400	$164,907	$270,900

Revolving Credit Facilities

As of December 31, 2007, NCB had a $350.0 million committed revolving line of credit of which $111.0 million was outstanding. This line of credit matures on April 29, 2011. An additional $5.4 million was issued in letters of credit thereunder as of December 31, 2007. Therefore, as of December 31, 2007, $233.6 million was available under the revolving line of credit facility. During 2007, NCB entered into two separate amendments to its revolving credit agreement principally to adjust the return on assets and fixed charge coverage ratio covenants for the final two quarters of 2007 and for all of 2008. The second amendment also includes an adjustment to the pricing, so that for London Interbank Offered Rate (LIBOR) loans, during 2008 and the first quarter of 2009, NCB will pay a minimum of LIBOR plus 0.75%. Immediately prior to the December 31, 2007 effective date of the second amendment, the applicable interest rate for LIBOR loans had been LIBOR plus 0.55%. NCB paid $0.7 million in fees in connection with these amendments.

In addition, NCB had $20.0 million of uncommitted bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available at December 31, 2007 and December 31, 2006. None of the bid lines were outstanding as of December 31, 2007 and December 31, 2006.

Interest expense from borrowings under the revolving line of credit facilities was $8.0 million, $6.2 million and $1.1 million, in 2007, 2006 and 2005, respectively.

Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the LIBOR and vary with the amount of borrowings outstanding. In addition, a change in agency ratings could also impact borrowing rates. As of December 31, 2007, commitment fees paid for the line of credit were 0.20% of the unused commitment balance. Total commitment fees paid for revolving credit facilities were $0.4 million, $0.6 million, and $0.9 million, in 2007, 2006 and 2005, respectively. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time. As part of the December 31, 2007 amendment described above, the commitment fee was increased, for 2008 and the first quarter of 2009, to a minimum of 0.25% of the unused commitment balance.

As of December 31, 2007, NCB was subject to several restrictive covenants under the revolving line of credit agreements, which together with the amendments thereto are filed as exhibits to the 2007 10-K.

Other Short-term Borrowings

NCB, through its subsidiary NCB, FSB, has a pledge agreement with the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) requiring advances to be secured by eligible mortgages and securities with a principal balance of 125% — 400% of such advances. As of December 31, 2007 and 2006, respectively, the principal balance of these eligible mortgages and securities totaled $451.8 million and $516.3 million. The FHLB facility was $298.3 million at December 31, 2007 and $355.5 million at December 31, 2006. Outstanding advances at December 31, 2007 and 2006 were $122.0 million and $249.5 million, respectively, of which $50.0 million were

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term advances for 2007 and 2006. NCB also has letter of credit availability in the FHLB facility of which $15.9 million and $8.6 million was issued as of December 31, 2007 and 2006, respectively.

Interest expense on advances for the years ended December 31, 2007, 2006 and 2005 was $11.3 million, $9.7 million and $5.4 million, respectively, of which $2.8 million and $1.4 million was for long-term advances at December 31, 2007 and 2006, respectively. There were no long-term advances at December 31, 2005. Interest expense on commercial paper borrowings for the years ended December 31, 2006 and 2005 was $2.8 million and $4.8 million, respectively. NCB terminated its commercial paper program during 2006.

In an effort to reduce NCB’s cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. At December 31, 2007 and 2006, there were no short-term borrowings outstanding under this program.

15.	LONG-TERM DEBT

The carrying amounts for long-term debt as of December 31, are as follows (dollars in thousands):

	2007	2006

Prudential Long-Term Private Placements
5.62% fixed rate debt due December 2009	$55,000	$55,000
5.60% fixed rate debt due December 2010	50,000	50,000

Total Prudential Long-Term Private Placements	105,000	105,000

Other Long-Term Private Placements
5.52% fixed rate debt due January 2009	50,000	50,000

Total Long-Term Private Placement Notes	50,000	50,000

Medium Term Notes
5.67% fixed rate debt due May 2013, callable May 2008	15,000	15,000

Total Medium Term Notes	15,000	15,000

FHLB Long-Term Advances
5.62% fixed rate due June 2009	20,000	20,000
5.80% fixed rate due June 2011	10,000	10,000
5.63 fixed rate due July 2011	20,000	20,000

Total FHLB Long-Term Advances	50,000	50,000

SFAS No. 133 valuation	907	(1,835)
Net debt issuance costs	(613)	(392)

Total Long Term Debt	$220,294	$217,773

As of December 31, 2007, the long-term advances from the FHLB constitute the only long-term debt that is secured, and except to the extent of such security, none of the long-term debt has priority over the other. In addition as of December 31, 2007, none of the long-term debt is convertible and there are no contingencies on the payments of principal and interest.

NCB entered into master shelf agreements with The Prudential Insurance Company of America and related entities (collectively “Prudential”) in 1999 and 2001, which allowed NCB to issue private placement senior note debt. NCB issued long-term, fixed rate debt on this facility in 1999, 2001, 2005, and 2006. NCB issued $50.0 million in December 2005 at a fixed rate of 5.60% and this tranche will mature in December 2010. In

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2006, NCB issued $55.0 million at a fixed rate of 5.62% that will mature in December 2009. All of these notes require semi-annual payments of interest only.

NCB entered into a note purchase agreement with Metropolitan Life Insurance Company and related entities (collectively “MetLife”) in January 2003 to issue $50.0 million in private placement note debt. The debt was issued at a fixed rate of 5.52% and matures in January 2009. All of these notes require semi-annual payments of interest only.

NCB has a shelf agreement in which it can issue Medium Term Notes through various agents. These notes can be issued with either a fixed or floating rate with any maturity within the shelf agreement. In May 2003 NCB issued $15.0 million of fixed rate notes through Wachovia Securities, Inc. with a fixed rate of 5.67% with a semi-annual call and maturing in May 2013. The $15.0 million fixed rate notes require semi-annual payments of interest only. On March 13, 2008, NCB notified the trustee of NCB’s election to redeem all outstanding Medium Term Notes on May 15, 2008.

As of December 31, 2007 and 2006 NCB had entered into a series of interest rate swap agreements, which have a combined notional amount of $100.0 million. The effect of the agreements is to convert $100.0 million of the long-term debt from a weighted average fixed rate of 5.60% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. At December 31, 2007, the weighted average three-month LIBOR on the swaps was 4.95% with an effective weighted average spread of 1.09%.

As of December 31, 2007 and 2006, the notional amount by maturity date is as follows (dollars in thousands):

Notional Amount	Maturity Date	Libor Index

$65,000	2009	Three month
20,000	2010	Three month
15,000	2013	Three month	*

$100,000

*	Next call date is May 2008

On December 31, 2007, NCB amended its master shelf agreement with Prudential and its senior note agreement with MetLife principally to adjust the fixed charge coverage ratio covenants for 2008. The amendment with MetLife also increased the cap on the amount of paid-in-capital NCB may invest in NCB Financial Corporation, the parent of NCB, FSB to 35%. NCB has since, on February 25, 2008, made a similar amendment with respect to paid-in-capital to the senior note agreement with Prudential, increasing the same cap to 35%. NCB paid $0.4 million in fees in connection with these amendments.

16.	SUBORDINATED DEBT

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2007, $2.5 million of the subordinated debt was paid down pursuant to the Amended Financing Agreement. During 2008, pursuant to the same agreement, $2.5 million of the subordinated debt will be paid down from the tranche repricing on December 15, 2008. The interest payments for each tranche are determined in accordance with the following schedule, which also includes the carrying amounts of the subordinated debt at December 31, (dollars in thousands):

2007
		Next Repricing	Carrying
Index	Rate	Date	Amount

91 - day Treasury rate	3.88%	17-Mar-08	$39,310
2 - year Treasury rate	4.31%	15-Dec-09	15,718
3 - year Treasury rate	5.63%	15-Dec-09	25,064
7 - year Treasury rate	4.79%	15-Dec-10	32,847
10 - year Treasury rate	5.28%	15-Dec-13	6,050

			118,989
Debt issuance costs			(754)

Total			$118,235

2006
		Next Repricing	Carrying
Index	Rate	Date	Amount

91 - day Treasury rate	5.96%	15-Mar-07	$39,310
2 - year Treasury rate	5.37%	15-Dec-07	18,218
3 - year Treasury rate	5.63%	15-Dec-09	25,064
7 - year Treasury rate	4.79%	15-Dec-10	32,847
10 - year Treasury rate	5.28%	15-Dec-13	6,050

			121,489
Debt issuance costs			(813)

Total			$120,676

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows, pursuant to the Amended Financing Agreement, the amortization schedule of the five Class A notes as of December 31, 2007 (dollars in thousands):

Debt Amortization
			Periodic
Year	Beginning Balance	Annual Amortization	Amortization	Ending Balance

2007	$121,489	$2,500	$—	$118,989
2008	118,989	2,500	—	116,489
2009	116,489	2,500	—	113,989
2010	113,989	—	23,989	90,000
2011	90,000	5,000	—	85,000
2012	85,000	5,500	—	79,500
2013	79,500	6,050	—	73,450
2014	73,450	6,655	—	66,795
2015	66,795	7,320	—	59,475
2016	59,475	8,053	—	51,422
2017	51,422	8,858	—	42,564
2018	42,564	9,744	—	32,820
2019	32,820	10,718	—	22,102
2020	22,102	—	22,102	—

Total		$75,398	$46,091

The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes and subordinated debt issued by NCB, that by its terms are junior to the Class A notes, have first preference with respect to NCB’s assets over all classes of stock issued by NCB. NCB currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes (See Note 22).

The Act also states that the amount of NCB borrowings, which may be outstanding at any time, shall not exceed 10 times the paid-in capital and surplus that, as defined by the Act, includes the subordinated debt.

17.	JUNIOR SUBORDINATED DEBT

In December 2003, NCB sold $50.0 million of trust preferred securities through a Delaware statutory business trust, NCB Capital Trust I (“Trust”). NCB owns all of the common securities of this Trust. The Trust has no independent assets or operations and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by NCB. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of NCB, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NCB. This debt is based on the 3-month LIBOR rate plus 290 bps and the rate resets every 3 months.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule of outstanding Junior Subordinated debt at December 31, 2007 and 2006

(dollars in thousands):

			Carrying
			Amount
Index	Index Rate	Maturity Date	2007

3-month LIBOR	5.24%	07-Jan-34	$51,547
Debt issuance costs			(867)

			$50,680

			Carrying
			Amount
			2006

3-month LIBOR	5.37%	07-Jan-34	$51,547
Debt issuance costs			(900)

			$50,647

18.	COMMON STOCK AND MEMBERS’ EQUITY

NCB’s common stock consists of Class B stock owned by its borrowers and Class C stock owned by entities eligible to borrow from NCB.

The following relates to common stock at December 31:

	2007		2006
	Class B	Class C	Class B	Class C

Par value per share	$100	$100	$100	$100
Shares authorized	1,900,000	300,000	1,800,000	300,000
Shares issued and outstanding	1,727,541	251,371	1,627,361	244,938

The changes in Class B and C common stock are described below (dollars in thousands):

	Class B	Class C	Total

Balance, December 31, 2004	$137,716	$22,759	$160,475
2004 patronage dividends distributed in common stock	11,281	897	12,178
Cancellation of stock	(1,575)	(306)	(1,881)
Adjustment to prior year dividends	62	34	96

Balance, December 31, 2005	147,484	23,384	170,868
2005 patronage dividends distributed in common stock	15,873	1,497	17,370
Cancellation of stock	(621)	(387)	(1,008)

Balance, December 31, 2006	162,736	24,494	187,230
2006 patronage dividends distributed in common stock	10,178	647	10,825
Cancellation of stock	(160)	(4)	(164)

Balance, December 31, 2007	$172,754	$25,137	$197,891

Members’ equity currently includes the two classes of common stock, allocated and unallocated retained earnings, and accumulated other comprehensive income. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patronage-based borrowers from NCB or NCB, FSB under section 108 of the Act are required to own Class B stock in NCB. Stock owned by a borrower may be cancelled by NCB, at NCB’s sole discretion, in case of certain events, including default.

19.	REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB

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

NCB, FSB’s capital exceeded the minimum capital requirements at December 31, 2007 and 2006. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) at December 31, 2007 and 2006 (dollars in thousands):

					To be Well
					Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Tangible Capital (to tangible assets)	$127,684	9.86%	$19,425	1.50%	N/A	N/A
Total Risk-Based Capital (to-risk-weighted assets)	136,659	12.46%	87,721	8.00%	$109,651	10.00%
Tier I Risk-Based Capital (to-risk-weighted assets)	127,194	11.60%	N/A	N/A	65,791	6.00%
Core Capital (to adjusted tangible assets)	127,684	9.86%	51,800	4.00%	64,750	5.00%
As of December 31, 2006:
Tangible Capital (to tangible assets)	$130,128	10.74%	$18,173	1.50%	N/A	N/A
Total Risk-Based Capital (to-risk-weighted assets)	134,892	14.09%	$76,599	8.00%	$95,749	10.00%
Tier I Risk-Based Capital (to-risk-weighted assets)	129,619	13.54%	N/A	N/A	57,450	6.00%
Core Capital (to adjusted tangible assets)	130,128	10.74%	$48,462	4.00%	60,577	5.00%

The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified NCB, FSB that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2007, no such limitations or restrictions existed.

20.	EMPLOYEE BENEFITS

Substantially all employees are covered by a non-contributory, defined contribution retirement plan. NCB contributes 6% of each employee’s salary after one year of employment. Total expense for the retirement plan for 2007, 2006, and 2005 was $1.0 million, $0.9 million, and $0.9 million, respectively.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and matches up to 6% of each participant’s salary for every 1% the employee contributes. Participants receive vesting credit (non-forfeitable rights to the money in their 401(k) account) based on their number of years of employment with NCB. Contributions and expenses for 2007, 2006, and 2005 were $1.2 million, $0.9 million and $0.8 million, respectively.

Participant matching contributions and earnings for the defined contribution retirement plan and the thrift plan are vested in accordance with the following schedule:

Years of Service	Vesting

less than 2 years	0%
2	20%
3	50%
4	70%
5	85%
6	100%

21.	INCOME TAXES

Each year under the Act, NCB must declare tax-deductible patronage dividends in the form of cash, stock, or allocated surplus, which effectively reduce NCB’s federal income tax liability. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income. Because of NCB’s 2007 taxable net loss, there will be no patronage dividend payment during 2008.

The (benefit) provision for income taxes for the years ended December 31, consists of the following (dollars in thousands):

	2007	2006	2005

Current tax expense
Federal	$(274)	$495	$884
State and local	(135)	869	1,148

Total current	(409)	1,364	2,032

Deferred tax (benefit) provision
Federal	(21)	(197)	(16)
State and local	(234)	247	126

Total deferred	(255)	50	110

(Benefit) provision for income tax expense	$(664)	$1,414	$2,142

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31 (dollars in thousands):

	2007	2006	2005

Statutory U.S. tax rate	$(386)	$7,085	$9,229
Patronage dividends	365	(6,982)	(8,342)
State and local taxes	(369)	1,115	1,273
Other	(274)	196	(18)

(Benefit) provision for income tax expense	$(664)	$1,414	$2,142

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets net of liabilities, included in other assets, are composed of the following at December 31, (dollars in thousands):

	2007	2006

Allowance for loan losses	$486	$356
Deferred commitment fees	264	288
Mark to market adjustments	201	333
Net operating loss carryforward	271	—
Other	128	107

Gross deferred tax assets	1,350	1,084

Mortgage servicing rights	(306)	(300)
Federal Home Loan Bank stock dividends	(571)	(573)

Gross deferred tax liabilities	(877)	(873)

Net deferred tax asset	$473	$211

Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB’s history of earnings and management’s expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

22.	INCOME AVAILABLE FOR DIVIDENDS ON STOCK

Under existing senior debt agreements, the aggregate amount of cash dividends on Class C stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB’s consolidated adjusted net income accumulation (or minus 100% of NCB’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB’s taxable income for such calendar year. At December 31, 2007, NCB was not limited by the restrictions detailed above and thus the amount available for dividends on stock was approximately $129.2 million.

Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2007, 2006, and 2005 are 5.32%, 4.88% and 4.03%, respectively. Consequently, the amounts available for payment on the Class C stock for 2007, 2006, and 2005 are $1.3 million, $1.2 million, and $0.9 million, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

23.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NCB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by NCB upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.

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

Issuance fees associated with the standby letters of credit range from 0.5% to 4.5% of the commitment amount. The standby letters of credit mature throughout 2008 to 2016.

The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit at December 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2007	2006	2007	2006

Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$879,718	$809,869	$4,399	$4,049
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$5,912	$5,153	$(32)	$11
Cooperative and Commercial Real Estate Loans	$38,055	$107,306	$(546)	$(632)
Standby letters of credit	$280,959	$219,456	$13,165	$5,837

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $9.8 million was recorded in Other liabilities and a correlating asset of $10.0 million was recorded in Other assets in the Consolidated Balance Sheet at December 31, 2007. The corresponding amount at December 31, 2006 was $6.8 million in Other liabilities and $6.9 million in Other Assets.

NCB reserved $2.0 million and $1.5 million as of December 31, 2007 and 2006 to cover its loss exposure to unfunded commitments.

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

NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps and futures contracts are designated derivatives hedging commitments in a fair value hedging relationship. NCB may use additional derivative instruments in the future.

Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to loans held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below in the accompanying consolidated statements of (loss) income for the years ended December 31 (dollars in thousands):

	2007	2006

Unrealized (loss) on designated derivatives recognized(1)	$(500)	$(1,987)
Increase in value of warehouse loans(2)	575	2,065

Net hedge ineffectiveness(3)	75	78

Unrealized (loss) gain on undesignated loan commitments recognized(4)	(76)	94
(Loss) gain on undesignated derivatives recognized(5)	(356)	119

Net (loss) gain on undesignated derivatives	(432)	213

Unrealized (loss) gain on non-hedging derivatives(6)	(1,111)	484

Net SFAS 133 adjustment	$(1,468)	$775

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in fair value of the swap over the period presented. Excludes derivatives hedging debt, accounted for using the shortcut method under SFAS 133. Net hedge ineffectiveness is not impacted by shortcut method accounting.

(2)	Quantifies the change in fair value of the loans (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in fair value of the hedged item is not offset by the change in fair value of the derivative.

(4)	Quantifies the change in value of the loan commitment from the date the borrower entered into the loan commitment or from the beginning of the period, whichever is later.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.

Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $0.1 million at December 31, 2007. NCB does not anticipate nonperformance by any of its

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

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

Forward loan sales commitments lock in the prices at which, Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held for sale. NCB also participates in a cash window program with Fannie Mae to forward sell Cooperative, Residential Real Estate and Multifamily Loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

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

The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments at December 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2007	2006	2007	2006

Financial futures contracts	$6,400	$17,500	$17	$295
Interest rate swap agreements	$170,190	$376,784	$(1,981)	$(3,049)
Forward sales commitments
Single-family Residential and Share Loans	$15,010	$13,025	$(102)	$23
Cooperative and Multifamily Loans	$25,630	$26,500	$(78)	$(188)

25.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments — Fair values are based on quoted market prices for identical or comparable securities. Fair values for investments that do not have a quoted price for identical or comparable securities are estimated by discounting the future cash flows using current market investor discount rates for similar securities.

Non-certificated interest-only receivables — The fair value of interest-only receivables is estimated by discounting the future cash flows using current market investor discount rates for similar securities.

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

Financial futures and forward contracts — The fair value of interest rate futures is based on the closing price of the Chicago Board of Trade at December 31, 2007 and 2006. The fair value of forward commitments is based on current market prices for similar contracts.

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

Junior subordinated debt — The fair value of junior subordinated debt is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB.

Commitments to extend credit, standby letters of credit, and financial guarantees written — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the customers at the reporting date. The estimated fair values of NCB’s financial instruments as of December 31 are as follows (dollars in thousands):

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$63,724	$63,724	$47,756	$47,756
Restricted cash	—	—	5,398	5,398
Investment securities
Available-for-sale	105,166	105,166	85,708	85,708
Held-to-maturity	417	431	1,647	1,910
Non-certificated interest-only receivables	29,932	29,932	33,053	33,053
Servicing assets	13,420	18,246	9,362	12,059
Loans held for sale	90,949	92,708	242,847	250,038
Loans and lease financing, net	1,506,244	1,527,295	1,361,258	1,356,599
Interest rate swap agreements	(1,981)	(1,981)	(3,049)	(3,049)
Financial futures	17	17	295	295
Forward sale commitments	(180)	(180)	(165)	(165)
Accrued interest receivables	11,162	11,162	10,044	10,044
Financial Liabilities:
Deposits	1,027,452	1,020,396	806,453	787,101
Short-term borrowings	181,891	181,891	354,673	354,673
Long-term debt	220,294	219,035	217,773	216,691
Subordinated debt	118,235	103,103	120,676	118,883
Junior subordinated debt	50,680	50,390	50,647	50,647
Accrued interest payable	7,232	7,232	3,971	3,971

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value

Undrawn commitments to extend credit	$879,718	$4,399	$810,759	$3,851
Standby letters of credit	$280,959	$13,165	$219,456	$5,837
Rate lock commitments to extend credit	$43,967	$(578)	$112,459	$(621)

26.	SEGMENT REPORTING

NCB’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. NCB has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending, and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate and community association loans (included in Commercial Loans in Note 6) nationally, with a concentration in New York City. The Warehouse Lending segment originates Residential and Commercial Real Estate Loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers. The Other segment consists of NCB’s unallocated administrative income and expense, and net interest income from investments and corporate debt after allocations to segments. The Other segment assets consist mostly of unallocated cash and cash equivalents, investment securities, Federal Home Loan Bank stock, premises and equipment and equity investment securities. NCB evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

The following is the segment reporting for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$40,378	$36,496	$23,690	$29,579	$5,596	$135,739
Interest expense	22,110	20,487	18,399	19,437	4,688	85,121

Net interest income	18,268	16,009	5,291	10,142	908	50,618
Provision (benefit) for loan losses	(1,488)	936	—	704	—	152
Non-interest income	4,331	4,478	(396)	1,110	2,446	11,969
Non-interest expense:
Direct expense	6,455	3,205	4,837	3,197	24,067	41,761
Overhead and support	8,383	4,006	5,371	4,050	—	21,810

Total non-interest expense	14,838	7,211	10,208	7,247	24,067	63,571

Income (loss) before taxes	$9,249	$12,340	$(5,313)	$3,301	$(20,713)	$(1,136)

Total average assets	$462,938	$479,066	$370,052	$493,498	$145,042	$1,950,596

Total assets	$493,998	$524,318	$156,270	$511,532	$182,315	$1,868,433

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$34,735	$30,610	$21,176	$27,525	$4,408	$118,454
Interest expense	20,028	15,661	16,698	16,226	3,483	72,096

Net interest income	14,707	14,949	4,478	11,299	925	46,358
Provision (benefit) for loan losses	5,278	(337)	—	(1,274)	—	3,667
Non-interest income	4,338	3,526	22,855	1,709	1,252	33,680
Non-interest expense:
Direct expense	6,206	3,981	4,517	4,813	21,168	40,685
Overhead and support	4,765	3,276	2,914	3,892	—	14,847

Total non-interest expense	10,971	7,257	7,431	8,705	21,168	55,532

Income (loss) before taxes	$2,796	$11,555	$19,902	$5,577	$(18,991)	$20,839

Total average assets	$472,553	$321,095	$353,341	$480,083	$130,840	$1,757,912

Total assets	$456,178	$433,875	$329,793	$484,263	$125,368	$1,829,477

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
2005	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$38,204	$18,984	$15,800	$20,904	$2,587	$96,479
Interest expense	20,186	8,069	11,766	10,218	2,098	52,337

Net interest income	18,018	10,915	4,034	10,686	489	44,142
(Benefit) provision for loan losses	(825)	317	—	978	—	470
Non-interest income	6,135	3,182	25,032	2,867	—	37,216
Non-interest expense:
Direct expense	7,205	2,552	5,346	5,052	16,375	36,530
Overhead and support	4,630	1,948	4,822	5,169	—	16,569

Total non-interest expense	11,835	4,500	10,168	10,221	16,375	53,099

Income (loss) before taxes	$13,143	$9,280	$18,898	$2,354	$(15,886)	$27,789

Total average assets	$490,628	$252,531	$310,614	$402,065	$203,826	$1,659,664

Total assets	$546,429	$285,513	$220,734	$478,650	$163,241	$1,694,567

27.	LOAN SALES AND SECURITIZATIONS

Well-publicized issues surrounding mortgage lending have had a pronounced negative effect on the mortgage securitization market and other credit markets. None of NCB’s loans held for sale are considered sub-prime. Nonetheless, NCB’s financial results, particularly its gain on loan sales, have been adversely impacted by changes in market conditions in the commercial mortgage-backed securities marketplace.

Rapidly deteriorating credit market conditions during the second half of 2007 resulted in market pricing that was substantially different than the pricing realized in previous periods. Because NCB does not lock in the sales price on most of its loans held for sale at the time of origination, the changes in market conditions resulted in a decline in market value of loans held for sale. NCB made the strategic decision to sell loans during the third and fourth quarters to reduce any additional exposure to a further deterioration in market conditions. Many of the loans sold were in a loss position. The cash proceeds were primarily reinvested in either loans held for sale with pricing reflective of current market conditions or for loans held for investment.

When NCB sells loans, it generally retains the mortgage servicing rights and, depending on the nature of the sale, may also retain interest-only securities (retained interests).

During 2007 and 2006, NCB sold loans through securitized transactions. The net proceeds from NCB’s 2007 sale of loans through securitized transactions were $370.2 million and generated a total of $3.2 million in retained interests. The proceeds from NCB’s 2006 sales of loans through securitized transactions were $601.6 million and generated a total of $5.5 million in retained interests.

During the years ended December 31, 2007 and 2006, NCB also sold loans through non-securitized transactions. The net proceeds from the sale of these loans were $604.7 million and generated a total of $7.1 million in retained interests for the year ended December 31, 2007. The net proceeds from the sale of these loans were $310.8 million and generated a total of $4.4 million in retained interests for the year ended December 31, 2006.

NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $220.9 million and $179.3 million for the years ended December 31, 2007 and 2006 respectively.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In total, excluding SFAS 133 adjustment impact, NCB generated a loss on the sale of loans of $1 thousand for the year ended December 31, 2007 compared with a gain of $19.9 million for the year ended December 31, 2006.

See Note 4 — Loan Servicing for changes on the portfolio of loans that NCB services.

Mortgage Servicing Rights (“MSRs”)

MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee generally ranging from 0.06% to 0.38% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.

In accordance with paragraph 63 of SFAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.

Activity related to MSRs for the years ended December 31, was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2007	2006

Balance at January 1	$9,362	$5,803
Additions	5,574	4,397
Amortization	(1,277)	(838)
Impairment of MSR	(239)	—

Balance at December 31	$13,420	$9,362

At December 31, 2007 and 2006 the MSR balance relating to the servicing of Share and Single-family Residential Loans was $2.9 million and $2.4 million, respectively. At December 31, 2007 and 2006 the MSR balance relating to the servicing of all other loans was $10.5 million and $7.0 million, respectively.

A $239 thousand impairment was recorded for MSRs during 2007. No impairments were recorded during 2006.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter to quarter as market conditions and projected interest rates change. Multiple models are required to reflect the nature of the MSR of the different types of loans that NCB services.

Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the years ended December 31 were as follows:

	2007	2006	2005

Weighted-average life (in years):
Share and Single-family Residential Loans	5.6	3.9	6.2
Multifamily, Cooperative and Commercial Real Estate Loans	8.5	8.7	9.3
Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	20.0%	28.4%	13.9%
Multifamily, Cooperative and Commercial Real Estate Loans	5.0%	4.6%	0.8%
Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.4%	11.0%	11.0%
Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	5.00%	5.00%	3.93%
Multifamily, Cooperative and Commercial Real Estate Loans	5.41%	5.34%	4.53%

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs at December 31, and the effect on the fair value of those MSRs from adverse changes in those assumptions, are as follows (dollars in thousands):

	2007	2006

Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,277	$3,868
Multifamily, Cooperative and Commercial Real Estate Loans	$13,969	$8,191
Weighted-average remaining life (in years):
Share and Single-family Residential Loans	5.3	5.7
Multifamily, Cooperative and Commercial Real Estate Loans	7.3	7.9
Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	20.2%	19.5%
Multifamily, Cooperative and Commercial Real Estate Loans	2.9%	2.3%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(180)	$(164)
Multifamily, Cooperative and Commercial Real Estate Loans	$(69)	$(26)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(343)	$(313)
Multifamily, Cooperative and Commercial Real Estate Loans	$(137)	$(52)
Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	11.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(117)	$(112)
Multifamily, Cooperative and Commercial Real Estate Loans	$(486)	$(365)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(228)	$(218)
Multifamily, Cooperative and Commercial Real Estate Loans	$(947)	$(705)
Earnings Rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	5.0%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	4.6%	5.3%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(120)	$(1)
Multifamily, Cooperative and Commercial Real Estate Loans	$(597)	$(475)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(240)	$(3)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,194)	$(950)

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest-Only receivables

Activity related to interest-only receivables for the years ended December 31 is as follows (dollars in thousands):

	Certificated
	Interest-Only Receivables
	2007	2006

Balance at January 1 at fair value	$39,950	$42,027
Additions	1,108	3,006
Amortization	(5,377)	(5,041)
Change in mark-to-market	(1,770)	(37)
Writedown of asset due to prepayment	(83)	(5)

Balance at December 31 at fair value	$33,828	$39,950

	Non-certificated Interest-Only Receivables
	2007	2006

Balance at January 1 at fair value	$33,053	$35,671
Additions	3,619	2,487
Reclass	—	4
Amortization	(4,376)	(4,091)
Change in mark-to-market	(2,314)	(730)
Writedown of asset due to prepayment	(50)	(288)

Balance at December 31 at fair value	$29,932	$33,053

For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables are the discount rate and the life of the estimated cash flows.

Key economic assumptions used in determining the fair value of interest-only receivables at the time of sale as of December 31 are as follows:

	2007	2006	2005

Weighted-average life (in years)	8.7	9.2	9.3
Weighted-average annual discount rate	6.44%	6.99%	5.44%

Key economic assumptions used in subsequently measuring the fair value of NCB’s other interest-only receivables at December 31, and the effect on the fair value of those other interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	2007	2006

Fair value	$63,760	$73,003
Weighted-average life (in years)	6.5	6.8
Weighted average annual discount rate	8.12%	6.25%
Impact on fair value of 10% adverse change	$(1,574)	$(1,529)
Impact on fair value of 20% adverse change	$(3,084)	$(3,007)

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006 the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.5 billion and $3.9 billion, respectively. At December 31, 2007 there was $4.9 million or 0.1%, of delinquent loans. At December 31, 2006 there was $3.6 million or 0.1%, of delinquent loans.

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

The following table summarizes the cash flows received from loan sale activity and retained interests for the years ended December 31, (dollars in thousands):

	2007	2006

Net proceeds from loans sold through securitizations	$370,178	$601,516
Net proceeds from auto loan sales	$220,887	$179,281
Net proceeds from other loan sales	$604,765	$310,893
Servicing fees received	$5,711	$5,375
Cash flows received on interest-only receivables	$14,880	$14,951

28.	SUBSEQUENT EVENTS

As noted, NCB has elected to redeem all $15 million in Medium Term Notes on May 15, 2008.

During the first quarter of 2008, additional collateral was pledged for one of NCB’s commercial loans resulting in a reduction of NCB’s allowance for loan losses and related provision for loan losses of approximately $0.4 million.

29.	LEGAL PROCEEDINGS

NCB is involved in various litigation arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NCB’s consolidated financial position, results of operations, or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated NCB’s disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, NCB’s Chief Executive Officer and Chief Financial Officer concluded that NCB’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that NCB can meet its obligations to disclose in a timely manner material information required to be included in NCB’s reports under the Exchange Act.

There has been no change in NCB’s internal control over financial reporting that occurred during NCB’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NCB’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of NCB and the positions held by each are as follows:

		Year First
		Elected or	End of
	Position	Appointed	Term	Age

William F. Casey, Jr.	Chairperson of the Board of Directors and Director	2002	2008	63
Irma Cota	Vice Chairperson of the Board of Directors and Director	2003	2009	54
Charles E. Snyder	President and Chief Executive Officer	1983	-	54
Roger B. Collins	Director	2005	2008	59
Steven F. Cunningham	Director	2005	2008	66
William F. Hampel	Director	2004	2010	56
Grady B. Hedgespeth	Director	2003	2009	52
Janis Herschkowitz*	Director	2007	2010	48
H. Jeffrey Leonard	Director	2002	2008	53
Rosemary Mahoney	Director	2003	2009	47
Stephanie McHenry	Director	2001	2009	45
David G. Nason*	Director	2007	2010	37
Richard A. Parkinson	Director	2003	2009	58
Stuart M. Saft	Director	2007	2010	60
Walden Swanson	Director	2007	2010	57
Nguyen Van Hanh*	Director	2007	2010	70
Steven A. Brookner	Executive Managing Director, NCB;	1997	-	44
	Chief Executive Officer, NCB, FSB
Patrick N. Connealy	Managing Director, Corporate Banking Group	1986	-	51
Charles H. Hackman	Managing Director, Chief Credit Officer, NCB;	1984	-	62
	President, NCB Financial Corporation
Mark W. Hiltz	Managing Director, Chief Risk Officer	1982	-	59
Kathleen M. Luzik	Managing Director, NCB; Chief Operating Officer, NCB,	1991	-	44
	FSB
Richard L. Reed	Executive Managing Director, Chief Financial Officer, NCB;	1985	-	49
	Chief Financial Officer, NCB Financial Corporation and NCB, FSB

*	Presidentially appointed Directors who will serve until their successors are appointed and confirmed.

William F. Casey, Jr., has been the President and Chief Executive Officer of the Co-operative Central Bank in Boston, Massachusetts since April 2000. At the Co-operative Central Bank, he also held the positions of Financial Vice President from 1980 to 1990, Financial Vice President and Treasurer from 1990 to 1992 and Executive Vice President and Treasurer from 1992 to 2000. He has also been President of BIF Services, LLC since August of 2005.

Irma Cota is Chief Executive Officer of North County Health, formerly President of California Primary Care Association and immediate past President of the San Diego Council of Community Clinics. Ms. Cota holds a masters degree in public health from San Diego State University. Having over thirty years of experience specializing in health/medical, Ms. Cota has extensive experience in working with non-profit boards of directors, and is currently serving on the Alliance Health Care Foundation Board.

Charles E. Snyder was named President and Chief Executive Officer of NCB in January 1992. He had been Corporate Vice President and Chief Financial Officer of NCB from 1983 to December 1991.

Roger Collins is President and Chief Executive Officer of Harp’s Food Stores, Inc., a regional grocery chain located in Arkansas, Oklahoma, and Missouri. He currently serves on the board of directors of Associated Wholesale Grocers. Mr. Collins has a B.S. in economics from Rice University and an MBA from the University of Texas at Austin.

Steven F. Cunningham is President Emeritus of IMARK Group, Inc., a purchasing cooperative of independently owned electrical suppliers and equipment wholesalers located in Oxon Hill, Maryland. He currently serves as President and Director of Elite Distributors Insurance Co., located in Grand Cayman. He also serves as a director of Mutual Services Cooperative and is currently chair of the National Cooperative Business Association’s Board of Directors. Mr. Cunningham has a bachelor’s degree in accounting from Lehigh University, Bethlehem, Pennsylvania.

William F. Hampel is Senior Vice President for Research and Policy Analysis and Chief Economist of Credit Union National Association located in Washington, D.C. Mr. Hampel holds a Bachelor of Arts degree in Economics from University of Dallas and a PhD in Economics from Iowa State University. Mr. Hampel was a member of the board of CUNA Credit Union from 1991 to 2004 serving as secretary, treasurer, vice president, and chair. Mr. Hampel is also a member of CUNA’s regulatory and legislative advocacy team.

Grady B. Hedgespeth is the Director of Financial Assistance for the United States Small Business Administration located in Washington, D.C. Prior to that, Mr. Hedgespeth was the Chief Financial Officer of Seedco.

Janis Herschkowitz is President and Chief Executive Office of PRL, Inc, a group of manufacturing companies located in Cornwall, Pennsylvania. Ms. Herschkowitz holds a Bachelor of Arts degree in International Relations from Penn State University and a Masters in Business Administration in Finance from the University of Texas.

H. Jeffrey Leonard has been President, founding shareholder and Director of Global Environmental Fund Management Corporation since 1989. He is also President of the Global Environmental Fund since 1989, and is the Chairwoman of the Board of Beacon House Community Ministry since 1994. Prior to the founding of GEF Management, he served as Vice President at World Wildlife Fund and Conservation Foundation.

Rosemary K. Mahoney is a Consultant of Main Street Cooperative Group, LLC. Ms. Mahoney is a member of the Board of Directors of the National Cooperative Business Association.

Stephanie McHenry is President of ShoreBank Cleveland Banking Region. Prior to the merger of ShoreBank affiliated institutions, she was President and Chief Operating Officer of ShoreBank in Cleveland, Ohio. Prior to joining ShoreBank Ms. McHenry was director of Minority Business Development of Greater Cleveland Growth Association and Executive Director of Northern Ohio Minority Business Council since 1998.

David G. Nason is Assistant Secretary for Financial Institutions at the U.S. Department of the Treasury located in Washington, D.C. Prior to that, Mr. Nason was the Deputy Assistant Secretary for Financial Institutions Policy at Treasury since 2005. Mr. Nason holds a Bachelor of Science in Finance from the American University and a J.D. summa cum laude from the Washington College of Law at the American University.

Richard A. Parkinson is the President and Chief Executive Officer of Associated Food Stores, Inc., in Salt Lake City, Utah. Mr. Parkinson also served as a member of the executive committee of the Board for Associated Food Stores.

Stuart M. Saft is a Partner at the real estate practice of Dewey & LeBouf. Prior to that, Mr. Saft was a Partner and Chairman of the Real Estate division at Wolf Haldenstein Adler Freeman & Herz LLP. Mr. Saft holds a Doctor of Jurisprudence from Columbia University Law School.

Walden Swanson is a Founder and Chief Executive Officer of CoopMetrics, the first cooperative incorporated under the progressive Minnesota cooperative statutes. Mr. Swanson has served on numerous cooperative boards, including NCB Capital Impact, the National Cooperative Business Association, the Cooperative Development Fund, and the Central Committee of the International Cooperative Alliance.

Nguyen Van Hanh is a professor of Economics at California State University, Sacramento. Dr. Van Hanh holds a PhD in Economics from the University of California at Davis, having earlier received a Bachelor of Science with high honors and a Master’s of Science degree in Agricultural Science both from the University of Florida

Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and Executive Managing Director at NCB responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998, he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a partner of Hamilton Securities Group for one year and Co-founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.

Patrick N. Connealy is a Managing Director and the head of the Corporate Banking Group of NCB. Prior to joining NCB in 1986, he worked as a supervisory officer with the Farm Credit Administration in Washington, DC, and as assistant vice president and loan officer for the Farm Credit Bank of Omaha.

Charles H. Hackman is a Managing Director and Chief Credit Officer of NCB and NCB, FSB. He was formerly Corporate Vice President and Chief Financial Officer from 1992 to 1994. He was Corporate Vice President, Credit Policy, of NCB from 1984 to 1992. He is President of NCB Financial Corporation.

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

Non-Incumbent Nominees for Directorships

Alfred A. Plamann
Peter A. Conrad
Bill Kooistra
Wilson H. Beebe, Jr.

Alfred A. Plamann is President and CEO of Unified Western Grocers, formerly known as Certified Grocers of California, Ltd. in Commerce, California. Mr. Plamann was the Senior Vice President and Chief Financial Officer of Certified Grocers from 1989 to 1993. He has served in an executive capacity with Atlantic Richfield Co. (ARCO) and has served on the board of directors of several of Unified’s subsidiaries. Additionally, he has served on the board of directors of the National American Wholesale Grocers Association (NAWGA) and the California Grocer’s Association (CGA), and is a member of the board of directors of the Food Marketing Institute (FMI), the Greater Los Angeles Area of the Chamber of Commerce and the board of the Weingart Center, a homeless shelter in Los Angeles. He holds a B.S. in accounting and real estate from the University of Colorado and an MBA from the Wharton School of the University of Pennsylvania. Mr. Plamann served as a NCB director from 1995 to 2001 and from 2003 to 2007.

Peter A. Conrad is the Executive Vice President, Treasurer, Corporation Clerk and Chief Operating Officer of the Cooperative Central Bank in Boston, Massachusetts. He is President elect and is scheduled to succeed William Casey as President and CEO on May 1, 2008. Mr. Conrad has been a trustee of the Cooperative Banks Employees Retirement Association (CBERA) and the Cooperative Banks Employees Benefit Association (CBEBA) since June, 2005.

Bill Kooistra is the Chief Financial Officer of Frontier Natural Products Cooperative in Norway, Iowa which specializes in natural and organic products. In the past, he has been a partner in a CPA firm doing annual audits and providing strategic planning assistance to numerous agricultural cooperatives.

Wilson H. Beebe, Jr. has been the President and CEO of Thanexus, Incorporated since 1985. Thanexus, Inc. is a cooperative of privately owned funeral businesses that exist to consolidate their human resource, employee benefit and financial service functions. Mr. Beebe also serves as the head of each of Thanexus, Inc’s affiliated organizations. He has served on the board of directors of the National Cooperative Business Association (NCBA) for almost five years.

Incumbent Nominees for Directorships

Roger B. Collins
Steven F. Cunningham

COMPOSITION OF BOARD OF DIRECTORS

The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. No director may be elected to more than two consecutive full terms. After expiration of the term of a director, he or she may continue to serve until a successor has been elected or has been appointed and qualified. Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Janis Herschkowitz is the Presidential appointee from among proprietors of small business concerns. Nguyen Van Hanh is the Presidential appointee from among persons representing low-income cooperatives. David G. Nason is the presidential appointee from among the officers of the agencies and departments of the United States.

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

COMMITTEES OF THE BOARD

The Board of Directors directs the management of NCB and establishes the policies of NCB governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, such as Audit/Risk Management, Mission Banking/Low Income, Executive/Compensation, Corporate Governance and Strategic Planning Committees.

The Audit/Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are Roger B. Collins (Chair), Stephanie McHenry, William F. Hampel, Richard A. Parkinson, Stuart M. Saft, William F. Casey and David G. Nason. The Board of Directors has determined that Roger B. Collins, is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 407) under Regulation S-K).

The Mission Banking/Low Income Committee is responsible for evaluating NCB’s best efforts to achieve 35 percent of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Capital Impact to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCB Capital Impact, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are Rosemary K. Mahoney (Chair), H. Jeffrey Leonard, Irma Cota, Grady B. Hedgespeth, Nguyen Van Hanh, Walden Swanson, Stephanie McHenry and Steven F. Cunningham.

The Executive/Compensation Committee exercises all powers of the Board of Directors when failure to act until the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends the consolidated annual budget for board approval. The members are Irma Cota (Chair), William F. Casey, Jr., H. Jeffrey Leonard, Richard A. Parkinson and Roger B. Collins.

The Executive/Compensation Committee is also responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of NCB. The Executive/Compensation Committee also communicates the compensation policies to the members and the reasoning behind such policies, and recommends to the Board retainer and meeting fees for the Board of Directors and Committees of the Board. They also review NCB’s compensation strategy for executive council and matters relating to management succession. The Executive/Compensation Committee reviews NCB’s employee benefit programs.

The Corporate Governance Committee, formerly called the Nominating Committee, annually oversees the election for NCB directors. The committee periodically drafts election rules on behalf of the Board of Directors and reviews modifications and election materials. The Committee reviews the eligibility of nominees taking into consideration financial experience, size of constituency, organization represented, leadership and ability. The members of the committee are Grady B. Hedgespeth (Chair), Irma Cota, Janis L. Hershkowitz, Richard A. Parkinson, Stuart M. Saft, Walden Swanson and Rosemary K. Mahoney.

The Strategic Planning Committee monitors and reviews all NCB-related entities’ planning activities delegated to them by the Board. The members of the committee are William F. Casey, Jr. (Chair) and the full Board of Directors.

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

Benchmarking

NCB strives to provide competitive overall compensation for its Chief Executive Officer (“CEO”) and other NEOs and to achieve an appropriate mix between base salary, incentive compensation and other benefits. To further these goals, every other year the Committee engages independent executive compensation consultants to review CEO and other NEO compensation packages. Annually, the Committee reconsiders whether to retain an independent consultant or to rely on previously provided information. The Committee and the CEO each use these reviews as a reference to inform their judgment in setting total CEO and other NEO compensation, respectively, in line with company objectives and in a manner that is competitive with comparable organizations in the banking and financial services industry with assets of at least $2 billion and an employee population under 500. To determine significant changes in individual CEO and NEO compensation, NCB considers significant changes to a NEO’s responsibility and significant changes in the relevant market. To further its goal of fostering executive commitment and long-term service, NCB seeks to compensate NEOs with total compensation packages within the 50th to 75th percentile range of the relevant market data.

Compensation Decisions

Under its delegated authority, the Committee determines and administers the CEO’s compensation package, which is approved by the Board. After reviewing market data and reports from the independent consultants, the Committee meets with the CEO to discuss and determine his annual compensation package and individual performance objectives for the year. The Committee sets the CEO’s overall compensation package and reports its decision to the Board. At the end of the year, the Board conducts a performance evaluation of the CEO in light of the agreed upon objectives, his contribution to NCB performance, and other leadership accomplishments. The Committee takes the Board’s evaluation into consideration when it determines the CEO’s award under the LTIP (as defined below), and the Committee recommends to the Board an award under the STIP (as defined below) along with any other changes to the CEO’s compensation.

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

Components of 2007 Executive Compensation

The elements of NCB’s executive compensation programs are:

•	base salary;

•	short-term incentive compensation;

•	long-term incentive compensation;

•	core employee benefits;

•	retirement benefits; and

•	perquisites and other personal benefits.

In 2007, NCB distributed compensation among base salary, cash incentive awards and other benefits. For the CEO, these elements were paid approximately in the following percentages: 68% for base salary, 0% for incentive compensation and 32% for other benefits. The other NEOs were paid in the following approximate percentages: 88% for base salary, 0% for incentive compensation and 12% for other benefits.

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

STIP for 2007

In 2007, to be eligible for a STIP award, plan objectives must be accomplished in a manner sufficient to earn a minimum of 55 points. Each objective is weighted to reflect the particular objective’s importance to the NCB Strategic Plan. Within each objective, the specific performance goals are weighted according to their relative importance in achieving the objective. Points are awarded based on those weights.

For the 2007 STIP, the six broad objective categories and cumulative point values associated with them are:

	Objectives	Weight

•	Grow Core Profitability	55 Points
•	Develop New Products, Markets and Businesses	10 Points
•	Successfully Implement Mission Banking Strategy	15 Points
•	Successfully Implement Human Resources Strategy	10 Points
•	Successfully Implement Information Management Strategy	10 Points

Awards increase as a percentage of “Adjusted Base Salary” for each increment of 10-15 points above 55 points up to 90 points. The term “Adjusted Base Salary” means the salary calculated as if any increase in base salary effective February 1 of the STIP year applied retroactively since January 1 of that same year. Management reports its performance against each objective to the Board and recommends, based on that performance, that each participant be eligible for an incentive payment equal to a certain percentage of his Adjusted Base Salary. The potential maximum percentage of Adjusted Base Salary awarded for the points earned is based on a schedule set forth in the plan. The Committee then recommends the actual award for the CEO, and the CEO determines actual awards for the other NEOs, each within their discretion up to the maximum percentage available for the points earned.

Under the 2007 STIP, cash awards for points were calculated as a percentage of a NEO’s Adjusted Base Salary, as follows:

		Incentive Award as a
		Percentage of Year End
		2007 Adjusted Base Salary
Points		Others	CEO

55 - 64.9	Up to	15%	20%
65 - 79.9	Up to	25%	30%
80 - 89.9	Up to	30%	40%
90 and over	Up to	35%	45%

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

The Committee determines the STIP award (if any) for the CEO and submits a report of its determination to the Board. The CEO, as authorized by the Committee, determines the STIP awards (if any) for the other executives, including all of the other NEOs. The actual amounts awarded for the 2007 STIP award are reported in the Summary Compensation Table and explained in the notes to it.

STIP for 2008

In an effort to focus on growing core profitability, NCB modified its STIP for 2008. The 2008 plan was modified from the balanced scorecard approach of prior plans which awarded points for achieving certain objectives to a plan focused on achieving a certain level of net income and continuing to meet critical mission objectives.

In summary, under the 2008 STIP all of the following objectives must be achieved for the CEO and other NEOs to receive any STIP for 2008:

➢	Grow Core Profitability

•	Pretax net income must be at least $13 million

➢	Risk Management

•	Non-performing assets must not exceed 1.5% of total assets

➢	Mission Banking

•	Must achieve “best efforts” evaluation for low income business development

For the CEO and the other executives, including NEOs, the STIP for 2008 will have a potential award of 45% and 35% of Adjusted Base Salary, respectively. If pretax net income equals $13 million and the Risk Management and Mission Banking objectives are met, the STIP award for the CEO and the other NEOs will be awarded at a maximum of 25% and 20% for the CEO and the other NEOs, respectively. If all three objectives are met and pretax income is greater than $13 million, then the award percentage will increase proportionately to the target award levels of 45% and 35% for the CEO and the other NEOs, respectively for 2007. The target award levels may be awarded when pretax net income is at least $23 million.

In addition, under the 2008 STIP, if pretax net income exceeds the $23 million target and the Risk Management and Mission Banking objectives are satisfied, the CEO (or the Committee with respect to the CEO) has discretion to award an Add-on award. The maximum Add-on award is 5% of Adjusted Base Salary for the CEO and 7.5% of Adjusted Base Salary for all other executives, including NEOs. For each 1% that pretax net income exceeds the target of $23 million in pretax net income, 1% of Adjusted Base Salary is added to the award earned up to a maximum Add-on award of 50% of Adjusted Base Salary for the CEO and 42.5% of Adjusted Base Salary for all other executives, including NEOs.

Awards made under the 2008 STIP will be made (if any) in 2009.

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

2005 to 2007 LTIP

In January 2005, the Committee approved the 2005 to 2007 LTIP for the period January 1, 2005 through December 31, 2007. For the 2005 to 2007 LTIP, the Committee used the 2005 to 2007 Strategic Plan to set the performance goals and set award opportunities as a percentage of Aggregate Base Salary at threshold, target and superior levels as follows:

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

NCB determined the 2005 to 2007 LTIP award percentage by reference to three categories of performance goals weighted in accordance with NCB’s objectives under the 2005 to 2007 Strategic Plan. The performance measures (1) financial strength: average return on equity (“ROE”); (2) value to customers: revenue from new customers and products; and (3) total financial transactions for customers.

The performance goals used to compute potential 2005 — 2007 LTIP awards are as follows:

Goal
PERFORMANCE GOALS
01/01/05 - 12/31/07	Weight	Awards	Threshold	Target	Superior
Financial Strength: Average ROE over three years.	35%		10% Average ROE	11% Average ROE	12% Average ROE

		CEO	7% of Base Salary	17.5% of Base Salary	22.75% of Base Salary

		NEOs	5.25% of Base Salary	10.5% of Base Salary	15.75% of Base Salary

Value to Customers: Replicable Breakthrough Innovations that each generate at least $4 million of actual revenue over the 2005 - 2007 period. A Prospective Breakthrough Innovation has generated at least $2 million of actual revenue over the 2005 - 2007 period plus additional verifiable projected revenue of $2 million by its third year.	35%		One Breakthrough Innovation	One Breakthrough Innovation and one Prospective Breakthrough Innovation	Two Breakthrough Innovations

		CEO	7% of Base Salary	17.5% of Base Salary	22.75% of Base Salary

		NEOs	5.25% of Base Salary	10.5% of Base Salary	15.75% of Base Salary

Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements and deals closed by referral sources.	30%		$4.5 billion 2005 through 2007	$5 billion 2005 through 2007	$6 billion 2005 through 2007

		CEO	6% of Base Salary	15% of Base Salary	19.5% of Base Salary

		NEOs	4.5% of Base Salary	9% of Base Salary	13.5% of Base Salary

Total	100%	CEO	20% of Base Salary	50% of Base Salary	65% of Base Salary

		NEOs	15% of Base Salary	30% of Base Salary	45% of Base Salary

Adjustment for Low Income Market Development			-15% of Total Award	+0%	+25% of Total Award

For this plan, success with respect to financial strength and breakthrough innovations are each weighted at 35% and total financial transactions are weighted at 30%. The applicable award depends on where NCB’s performance falls with respect to the established goals in each category of performance. If the performance level with respect to a performance goal achieved falls between any of two levels, then an award payment is adjusted, proportionately. In addition, the Committee in its discretion may decrease the award by 15% or increase it by 25% depending upon the level of low-income market development during the period. Based on the formula in the 2005 to 2007 LTIP table as of December 31, 2007, in February 2008 the Committee certified performance and approved an award level for the CEO of 32% of Aggregate Base Salary and the CEO certified performance and approved an award level for the executives, including the other NEOs, of 22% of Aggregate Base Salary. These award amounts are not included in the Summary Compensation Table because performance measure is not satisfied until the degree of attainment of the goals is certified in early 2008. In February 2008 after certification when the prerequisites of the LTIP plan were completed, NCB made awards under the 2005 to 2007 LTIP.

In 2006, the Committee certified performance and approved cash awards for plan performance at 75.5% of Aggregate Base Salary for the CEO and 50.5% of Aggregate Base Salary for the other NEOs for the 2003 to 2005 LTIP. As a result, the Summary Compensation Table includes the award amounts paid out in 2006 for each NEO under the 2003 to 2005 LTIP.

2007 to 2009 LTIP

In January 2007, the Committee approved the 2007 to 2009 LTIP for the period of January 1, 2007 through December 31, 2009. The Committee used the 2007 to 2009 Strategic Plan to set the performance goals and will evaluate performance, certify it and pay awards (if any) in 2010.

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

Goal
PERFORMANCE GOALS
01/01/07 - 12/31/09	Weight	Awards	Threshold	Target	Superior
Financial Strength: Average ROE at NCB, FSB over three years.	50%		13.5% Average ROE	15% Average ROE	16.5% Average ROE

		CEO	10% of Base Salary	25% of Base Salary	35% of Base Salary

		NEOs	7.5% of Base Salary	15% of Base Salary	25% of Base Salary

Value to Customers: Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements and deals closed by referral sources.	25%		$5.5 billion 2007 through 2009	$6 billion 2007 through 2009	$7 billion 2007 through 2009

		CEO	5% of Base Salary	12.5% of Base Salary	17.75% of Base Salary

		NEOs	3.75% of Base Salary	7.5% of Base Salary	12.5% of Base Salary

Deposit Growth: From the base levels at 12/31/06, increase deposits over three years with at least $50 million of total deposits in non-interest bearing DDA excluding escrows for saleable real estate loans.	25%		75% Increase	125% Increase	150% Increase

		CEO	5% of Base Salary	12.5% of Base Salary	17.5% of Base Salary

		NEOs	3.75% of Base Salary	7.5% of Base Salary	12.5% of Base Salary

Total	100%	CEO	20% of Base Salary	50% of Base Salary	70% of Base Salary

		NEOs	15% of Base Salary	30% of Base Salary	50% of Base Salary

Adjustment for Low Income Market Development			−15% of Total Award	+0%	+25% of Total Award

Based on the formula in the 2007 to 2009 LTIP table, the estimated award level for the CEO is 5% of Aggregate Base Salary and for the executives including the other NEOs is 3.75% of Aggregate Base Salary as of December 31, 2007. Pursuant to the plan, whether any awards are actually earned under the plan is subject to NCB’s actual performance for January 1, 2007 to December 31, 2009, which may only be determined after that time. Awards, if any, under this plan are not payable until 2010 after certification of performance. Accordingly, the elements of the performance goals in the 2007 to 2009 LTIP have not been satisfied yet. In addition, under the plan no awards vest until the end of the performance period, and even then are subject to certification and approval. Since the three year period is ongoing and no awards have been earned as of December 31, 2007, no information is included in the Summary Compensation Table with respect to the 2007 to 2009 LTIP.

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

In keeping with NCB’s goal of rewarding long-term commitment, NCB honors employees, including its NEOs, with cash service awards for every five years of service beginning on an employee’s fifth anniversary in varying amounts depending on the length of service. Steven A. Brookner received a $508 service award during 2007.

Retirement Benefits

To facilitate employee retention, NCB provides employees, including NEOs, opportunities to save for retirement under the NCB Retirement and 401(k) Plan. Employees who participate select from a variety of options to invest their retirement savings. NCB balances the savings and retirement plans’ effectiveness as a compensation and retention tool with their cost.

Employees, including NEOs, may make pre-tax contributions qualified under section 401(k) of the Internal Revenue Code (“IRC”). Each eligible employee, including the NEOs, may elect to contribute up to 60% of base salary or $15,500 (the limit prescribed by the IRC) for 2007. NCB matches employee contributions up to 6% of base salary. With continuous service, NCB’s matching contributions vest incrementally after two years and fully vest after six years.

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

The two plans are combined and maintained in one account. NCB’s Retirement and 401(k) Plan is a tax-qualified defined contribution plan. NCB does not have any tax-qualified defined benefit pension plans.

Deferred Compensation

NCB has also implemented an unfunded Deferred Compensation Plan to motivate and retain executives, including the NEOs, and directors by providing them with additional flexibility in structuring the timing of their compensation payments. NCB provides this benefit to allow NEOs to save for retirement in a tax-efficient manner at minimal cost to NCB. Because other similarly situated financial institutions provide deferred compensation plans, NCB believes that its Deferred Compensation Plan is an important recruitment and retention tool.

Under the Deferred Compensation Plan, NEOs may defer receipt of base salary and cash incentive compensation payments. Any amount deferred is credited with interest at a rate equal to the average yield on actively traded U.S. Treasury issues, adjusted to a constant maturity of one year plus one percent. The reported interest rate is determined in December of the prior year. The interest rate credited to these accounts under the Deferred Compensation Plan in 2007 was “above market;” accordingly, earnings on deferred amounts that were “above market” appear in the summary compensation table. In 2006 the interest rate credited to these accounts was not “above market;” accordingly, earnings on deferred amounts under the Deferred Compensation Plan do not appear in the Summary Compensation Table. NCB pays compensation benefits deferred under the plan on July 1 or December 31 following a NEO’s retirement, disability or termination.

Additionally, NCB entered into a deferred compensation agreement with NCB’s CEO, on November 4, 1994, in recognition of NCB’s improved financial condition and operating results during the period of his presidency beginning in January 1992. The CEO’s deferred compensation agreement is also an incentive for him to continue serving as NCB’s President. Under his deferred compensation agreement, the CEO may elect to defer an amount or percentage of his compensation. Interest is credited to the account on the last day of each quarter in an amount equal to 100 basis points above the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit. Like the accounts under NCB’s Deferred Compensation Plan, the CEO’s account is unfunded. The interest rate credited under the CEO’s deferred compensation agreement in 2007 was not “above market;” accordingly, those earnings do not appear on the summary compensation table. In 2006 the interest rate credited was “above market;” accordingly, those earnings on deferred amounts that were “above market” do appear in the Summary Compensation Table.

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

Salary Continuation Program

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

To participate in the program employees must have at least 90 days of service at NCB. The amount of salary continuation available under the program increases with the length of service at NCB up to a maximum of one year of service and is contingent on the employee executing a release. Eligible employees, including the NEOs, also may continue to receive medical insurance benefits and will receive payment for vacation accrued as of the date of termination. Salary continuation benefits cease in certain circumstances, including when the person dies, or continues employment with NCB or an acquiring entity in a non-comparable position. Other than the salary continuation program available to NCB employees generally, NCB does not have severance agreements with its NEOs, other than the CEO.

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

Irma Cota, Chair
William F. Casey, Jr.
H. Jeffrey Leonard
Roger B. Collins
Richard Parkinson

COMPENSATION OF THE OFFICERS

The Summary Compensation Table below summarizes the total compensation earned by each of NCB’s NEOs for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

				Change in Pension
				Value and
			Non-Equity	Nonqualified
			Incentive Plan	Deferred	All Other
			Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary	(1)	Earnings (2)	(3)	Total
Charles E. Snyder,	2007	$523,412	$-	$-	$249,855	$773,267
President & Chief Executive Officer	2006	$490,129	$917,128	$1,376	$225,050	$1,633,683
Richard L. Reed	2007	$302,188	$-	$-	$42,796	$344,984
Executive Managing Director & Chief Financial Officer	2006	$284,236	$340,222	$-	$27,900	$652,358
Steven A. Brookner	2007	$389,736	$-	$-	$141,304	$531,040
Executive Managing Director of NCB & Chief Executive Officer of NCB, FSB	2006	$324,087	$405,605	$-	$125,900	$855,592
Kathleen M. Luzik	2007	$289,510	$-	$216	$42,776	$332,502
Managing Director of NCB and Chief Operating Officer of NCB, FSB	2006	$254,182	$311,755	$-	$27,900	$593,837
Charles H. Hackman	2007	$278,934	$-	$1,020	$37,759	$317,713
Managing Director & Chief Credit Officer of NCB and NCB, FSB	2006	$269,060	$355,277	$-	$27,900	$652,237

(1)	For 2007, the Non-Equity Incentive Plan Compensation column reflects cash awards to the NEOs for performance in 2007 under the STIP. The 2007 STIP specifies a maximum amount that may be awarded to the CEO and the other NEOs for a given balanced score achieved for 2007 under the 2007 STIP. NCB achieved a balanced score of 80 points under the 2007 STIP scorecard. Accordingly, NCB’s score of 80 points under the plan was enough for an award of up to 40% of Adjusted Base Salary and up to 30% of Adjusted Base Salary for the CEO and the other executives, including NEOs, respectively. However, it is within the discretion of the Committee for the CEO and within the discretion of the CEO for the other executives, including the NEOs to determine the actual amount of an award (if any) under the STIP. For 2007 the Committee and the CEO exercised that discretion due to NCB’s overall financial performance and made no awards under the 2007 STIP even though the actual performance achieved permitted an award.

Also, there were no LTIP payments earned during 2007 because the certification of performance and approval of the award completing the prerequisite for awards under the LTIP did not occur until February 2008; however, the February 2008 awards for the 2005 – 2007 LTIP are included in the 2007 Non-Equity Incentive Awards Table below.

2007 Non-Equity Incentive Awards Table:

		2005 - 2007 LTIP
		(performance measure
Name	2007 STIP	completed February 2008)
Charles E. Snyder	-	$307,567
Richard L. Reed	-	$124,582
Steven A. Brookner	-	$146,546
Kathleen M. Luzik	-	$110,536
Charles H. Hackman	-	$116,752

For 2006, the Non-Equity Incentive Plan Compensation column on the Summary Compensation Table reflects cash awards to the NEOs for performance in 2006 under the STIP and the 2003 to 2005 LTIP. Each plan is discussed under the heading “Executive Management Short-Term Incentive Plan” and “Executive Management Long-Term Incentive Plan,” respectively, in the Compensation Discussion and Analysis.

The amounts awarded under each Incentive Plan in 2006 are listed separately below in the 2006 Non-Equity Incentive Awards Table, as follows:

2006 Non-Equity Incentive Awards Table:

		Add-on 2006
Name	2006 STIP	STIP	2003 - 2005 LTIP
Charles E. Snyder	$223,256	$24,806	$669,066
Richard L. Reed	$102,025	$16,616	$222,036
Steven A. Brookner	$119,438	$19,451	$266,716
Kathleen M. Luzik	$91,287	$14,867	$205,601
Charles H. Hackman	$94,174	$15,337	$245,766

STIP Awards 2006

The amount listed in the 2006 STIP column was earned in 2006 and paid in February 2007. NCB’s performance for 2006 earned 90 points of the 100 point maximum under the 2006 STIP. Based on that performance, NCB paid STIP awards at the maximum percentage rate available in the amount of 45% of the CEO’s Adjusted Base Salary and 35% of each of the other NEO’s Adjusted Base Salary. For 2006, the pretax net income exceeded the budget and as a result the CEO and other NEOs were eligible to receive Add-on awards in the estimated amount of 5.0% and 5.7% of Adjusted Base Salary, respectively. Those amounts are listed in the 2006 STIP Add-on column.

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

Add-on 2006 STIP Award

The add-on 2006 STIP award was paid in 2007 at a rate of 5.0% of the CEO’s Adjusted Base Salary and 5.9% of the Adjusted Base Salary for the other NEOs.

(2)	This amount is the “above market” interest earned on deferred compensation for 2007 and 2006. The effective interest rate for 2007 was 6.1%, which was 0.33% above the applicable market. The effective interest rate for 2006 was 5.9%, which was 0.26% above the applicable market.

(3)	For each NEO, the amount shown in the “All Other Compensation” column is comprised of the following for 2007:

NCB’s contribution of $13,500 to the retirement contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

NCB’s matching contribution of $13,500 to the 401(k) contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

NCB’s insurance premium payments in the amount of $1,680 for the CEO and $1,260 for all other NEO’s.

NCB’s health insurance premium payments in the amount of $8,925 for Mr. Hackman and $13,960 for all other NEO’s.

NCB’s long-term disability insurance premiums in the amount of $10,066 for the CEO and ranging from $556 to $576 for all other NEO’s.

The “All Other Compensation” column for Mr. Snyder and Mr. Brookner includes $183,900 and $98,000, respectively, to pay life insurance policy premiums and to defray income tax incurred with respect to those life insurance premiums; Mr. Snyder’s compensation also includes a $13,250 car allowance and Mr. Brookner’s includes a $508 service award.

Narrative to the Summary Compensation Table

For 2007 and 2006, each of the NEOs received cash compensation in the form of a base salary, non-equity incentive compensation, retirement and savings plans contributions, and some other personal benefits as described in the footnote (3) to the Summary Compensation Table. In addition, NCB’s NEOs participate in NCB’s core benefits programs as described in the Compensation Discussion and Analysis under the heading “Benefits.” NCB’s NEOs did not receive any payments during 2007 and 2006 that would be characterized as “Bonus,” “Stock Awards” or “Option Awards,” and as a result, NCB has not included those columns in its Summary Compensation Table.

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

Grants of Plan-Based Awards – 2007

				Estimated Future Payouts Under Non-
				Equity Incentive Plan Awards
	Grant	Action		Threshold	Target	Maximum
Name	Date (1)	Date (2)	Plan (3)	Amount	Amount	Amount
Charles E. Snyder	01/01/07	02/02/07	STIP(4)	$0 to $131,473	-	$262,947
Richard L. Reed	01/01/07	02/02/07	STIP(4)	$0 to $ 68,211	-	$128,843
Steven A. Brookner	01/01/07	02/02/07	STIP(4)	$0 to $ 88,682	-	$167,511
Kathleen M. Luzik	01/01/07	02/02/07	STIP(4)	$0 to $ 65,727	-	$124,150
Charles H. Hackman	01/01/07	02/02/07	STIP(4)	$0 to $ 62,962	-	$118,928

This table sets forth the range of potential awards available under NCB’s 2007 STIP, described in the Compensation Discussion and Analysis, under the heading “Performance-Based Incentive Compensation.” The amounts in the table above are calculated based on the NEOs salaries at December 31, 2007, which differ from the NEOs total 2007 salary reflected in the Summary Compensation Table. The STIP provides performance based cash awards. NCB has no equity incentive plans. The payments actually awarded under this plan are reflected in the Summary Compensation Table.

(1)	The grant date is the date that begins the measurement period under the applicable Incentive Plan.

(2)	The action date listed in this column is the date NCB adopted the plan setting forth the performance goals, with the weights attributable to each goal and the corresponding potential awards.

(3)	This column indicates the plan applicable to the potential awards.

(4)	Under the STIP, NCB determines the actual award by reference to the number of points earned by NCB for a one year period, as described in the Compensation Discussion and Analysis under the heading “Short-Term Incentive Compensation for 2007.” The STIP only has a set maximum percentage of Adjusted Base Salary potentially available, but no stated target or minimum. In other words, even if NCB achieves performance sufficient to earn the minimum number of points required to earn an award under the plan, (in this case 55 points), whether any amount and how much is awarded under the plan up to a maximum percentage for 55 points is discretionary. Accordingly, to show the fact that the minimum number of points could result in varying percentages of Adjusted Base Salary available as an award or none at all, NCB has shown the threshold under the plan as the range of potential awards up to the maximum award for 55 points, plus the Add-on. In light of the structure of this plan, the “target” amount in the table is blank. Under the STIP, the threshold percentages ranged from 0% to 25% of Adjusted Base Salary (20% of Adjusted Base Salary plus an Add-on of 5% of Adjusted Base Salary) and from 0% to 22.5% (15% of Adjusted Base Salary plus an Add-on of 7.5% of Adjusted Base Salary), respectively for the CEO and the other NEOs. The maximum percentages were 50% and 42.5%, respectively for the CEO and the other NEOs.

Nonqualified Deferred Compensation

The Deferred Compensation Table below sets forth certain information with respect to non-tax qualified deferrals of compensation by NCB’s NEOs, none of whom deferred any compensation in 2007.

Deferred Compensation Table - 2007

				Aggregate
	Executive	Aggregate		Withdrawals/
	Contributions in	Earnings		Distributions	Aggregate Balance at
Name	2007	in 2007		in 2007	12/31/07
Charles E. Snyder	$-	$33,423		$-	$636,854
Richard L. Reed	$-	$-		$-	$-
Steven A. Brookner	$-	$-		$-	$-
Kathleen M. Luzik	$-	$7,137	(1)	$-	$124,653
Charles H. Hackman	$-	$33,721	(2)	$-	$588,916

(1)	$216 of this amount was the “above market” interest earned. This amount is also reflected in the Summary Compensation Table.

(2)	$1,020 of this amount was the “above market” interest earned. This amount is also reflected in the Summary Compensation Table

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

NCB maintains unfunded individual accounts for each participant and credits each account with the amount deferred by the participant and interest at the rate of actively traded U.S. Treasury issues, adjusted to a constant maturity of one year, plus one percent. The reported interest rate is determined in December of the prior year. For 2007, the interest rate determined as of December 31, 2006 was 5.77%.

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

NCB does not make contributions to any accounts under the Deferred Compensation Plan or under the CEO’s deferred compensation agreement, other than the credited interest. Accordingly, NCB has not included a column for registrant’s contributions.

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

The payments and benefits discussed and shown in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees upon termination generally, including continued participation in health, dental or vision insurance; salary continuation for up to one year; payment of accrued vacation leave; and 401(k) and retirement plan benefits. The amounts shown on the tables in this section assume that the effective date of each Trigger Event is December 31, 2007, and reflect the estimated amounts earned and payable as of that date. The actual amounts to be paid can only be determined at the time any such event occurs.

Regular benefits under the NCB Retirement and 401(k) Plan

See “Retirement Benefits” in the Compensation Discussion and Analysis.

Deferred Compensation

Under the Deferred Compensation Plan applicable to the NEOs (except the CEO), in the event of voluntary termination, involuntary termination, termination due to death, disability, or retirement, or change of control where service to NCB terminates within 24 months after the occurrence of such change of control, the unfunded amount credited to each NEO is payable under the terms of the plan. Assuming a Trigger Event effective December 31, 2007, the amounts are payable beginning January 1, 2008. Amounts are payable either in a lump sum or semi-monthly or annual installments, not to exceed 15 years, as elected by the NEO or the NEO’s beneficiary. In the case of termination for cause, the amount is payable in a lump sum only.

Under the CEO’s deferred compensation agreement, if retirement or termination of employment occurred on December 31, 2007, then NCB would be obligated to make annual payments to the CEO or his beneficiary beginning on March 1, 2008 in the amount of $25,000. If the balance is less than $25,000 on the annual payment date, then the annual payment shall be a final payment in the amount of such balance.

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

To determine the award for termination due to death, disability or retirement occurring on December 31, 2007, the terms of the LTIP provide for the following assumptions: (1) that the NEO received the same base salary that he or she was receiving on the date of the applicable event, and (2) that NCB achieved the target level of performance without regard to the actual level achieved. For 2007, the awards available for meeting the target performance goals were 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Under these circumstances, the amount of the award is prorated based on the number of months an employee was employed under the plan. Where the death, disability or retirement occurs on December 31, 2007, the employee would have been employed for the full 36 months of the 2005 to 2007 LTIP and for 12 months under the 2007 to 2009 LTIP. The certification of performance and approval of awards are presumed under these circumstances and NCB is deemed to have achieved the target level of performance without regard to the actual level achieved and without any certification and approval. Accordingly, with respect to the 2005 to 2007 LTIP the amount would not be prorated and the amount payable would be the full amount at the target level. Under the 2007 to 2009 LTIP the amount would be prorated to one-third of the target level of 50% of Aggregate Base Salary. The amounts payable under each LTIP and in the aggregate for termination due to death, disability or retirement occurring on December 31, 2007 for each NEO is shown in the table below.

	Amount paid under	Amount paid under
Name	2005 - 2007 LTIP	2007 - 2009 LTIP	Total
Charles E. Snyder	$482,387	$261,706	$744,093
Richard L. Reed	$168,413	$90,657	$259,070
Steven A. Brookner	$198,104	$116,921	$315,025
Kathleen M. Luzik	$149,426	$86,853	$236,279
Charles H. Hackman	$157,829	$83,680	$241,509

For termination due to change of control, the NEOs are entitled to an award based on the rate for performance meeting target goals or the rate for actual performance estimated on the applicable date, if higher. The estimated performance as of December 31, 2007 was below the target rate, thus the applicable rate for termination due to a change in control is at the target goal level of 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Unlike awards made for termination due to death, disability or retirement, payments for termination due to change of control are not subject to any prorating.

If employment terminated on December 31, 2007 due to cause or involuntary termination, the requisite certification of performance and approval of awards under the LTIP would not have occurred and the LTIP award would be forfeited.

	Termination Due to Death,
Name	Disability or Retirement	Change in Control
Charles E. Snyder	$744,093	$1,005,799
Richard L. Reed	$259,069	$349,726
Steven A. Brookner	$315,025	$431,945
Kathleen M. Luzik	$236,279	$323,132
Charles H. Hackman	$241,509	$325,189

STIP

In the event a NEO is terminated for cause or involuntarily terminated without cause, the STIP is forfeited. For all other Trigger Events, assuming the date of the Trigger Event is December 31, 2007 and NCB achieved 80 points based on performance under the 2007 STIP, the CEO and the other NEOs, within the discretion of the Committee and the CEO, respectively, are eligible for an award under the plan up to 40% of 2007 Adjusted Base Salary, including any applicable Add-on awards for the CEO and 30% of 2007 Adjusted Base Salary, including any applicable Add-on awards for the other NEOs. However, the actual awards are within the discretion of the Committee for the CEO and within the discretion of the CEO for the other executives, including the NEOs and based on NCB’s performance during 2007, the Committee and the CEO exercised that discretion and made no awards under the 2007 STIP due to NCB’s overall financial performance in 2007. Therefore, these amounts are zero as of December 31, 2007.

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

Name	Termination Due to Death
Charles E. Snyder	$2,963,147	(1)
Richard L. Reed	$250,000
Steven A. Brookner	$3,326,000	(1)
Kathleen M. Luzik	$250,000
Charles H. Hackman	$250,000

(1)	These amounts are based upon the face value of Mr. Snyder’s and Mr. Brookner’s supplemental policies, less, in Mr. Snyder’s case, the amount payable to NCB to reimburse it for the initial premium. The policies are variable life insurance policies and the actual amount of the death benefit will vary depending on the earnings on the investment options selected by the NEO under the policy.

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

In addition to salary continuation, the CEO is entitled to other benefits. Many of these benefits are also available to regular salaried employees of NCB under its salary continuation program. Benefits to which the CEO would be entitled under the severance agreement not otherwise available to regular salaried NCB employees are: payment of accrued sick leave; an amount equal to the cost of NCB providing the NCB Retirement and 401(k) Plan benefits as though the CEO continued to be employed by NCB during the first six months following termination; premium payments for the CEO’s supplemental life insurance policy for six months following termination; and payment of additional disability buy-up insurance premiums for six months. As of December 31, 2007, the CEO had zero accrued sick leave. The estimated amounts payable for a Trigger Event except termination for cause, change of control or the CEO’s voluntary termination without good reason, for the remaining benefits are shown in the table below.

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

	Any Termination in
	Employment, Except
	Termination for Cause,
	Change of Control or	Voluntary
	Voluntary Termination	Termination Without
Name	Without Good Reason	Good Reason
Charles E. Snyder
Salary continuation	$-	$-
Accrued sick leave	$-	$-
Continued retirement payments	$13,500	$-
401(k) Pension	$13,500	$-
Premium payments for supplement life insurance policy	$91,965	$-
Premium payments for additional disability buy-up insurance	$4,745	$-

Director Compensation Table – 2007

	Fees Earned or
Name	Paid in Cash	Total
William F. Casey, Jr., Chairperson	$33,500	$33,500
Irma Cota, Vice Chairperson	$22,000	$22,000
Allan J. Baum	$3,750	$3,750
Roger B. Collins	$27,000	$27,000
Rafael Cuellar	$1,754	$1,754
Steven Cunningham	$22,750	$22,750
William Hampel	$21,000	$21,000
Grady B. Hedgespeth	$21,750	$21,750
Janis Herschkowitz	$2,338	$2,338
Rosemary Mahoney	$22,500	$22,500
Stephanie McHenry	$24,000	$24,000
Richard A. Parkinson	$18,750	$18,750
Alfred A. Plamann	$5,338	$5,338
Andrew Reicher	$2,250	$2,250
Stuart M. Saft	$22,250	$22,250
Walden Swanson	$1,795	$1,795
Nguyen Van Hanh	$2,338	$2,338
David G. Nason*	$-	$-

* As the Presidential appointee from among the officers of the agencies and departments of the United States, Mr. Nason is not entitled to director compensation.

Narrative to Director Compensation Table

Members of NCB’s Board of Directors (the “Board”) receive cash compensation for their Board service as shown in the preceding table. Under the Act, directors who are appointed by the President of the United States from among proprietors of small business and from persons with experience in low-income cooperatives are entitled to (1) compensation at the daily equivalent of the compensation of a GS 18 civil servant which amounted in 2007 to $595 a day, and (2) travel expenses. Typically, these directors receive compensation for no more than nine days a year.

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

The following table shows those cooperatives that owned more than 5 percent of NCB’s Class B or Class C stock as of December 31, 2007.

	Class B Stock		Class C Stock
		Percent of		Percent of
Name of Shareholders	Shares	Class	Shares	Class
The Co-operative Central Bank	30,500	1.77%	29,614	11.78%
Greenbelt Homes, Inc.	14,440	0.84%	29,518	11.74%
Group Health, Inc.*	14,227	0.82%	15,068	5.99%

* Included in Group Health, Inc. is Central Minnesota Group Health Plan’s (who is affiliated with Group Health, Inc.) 5,469 and 3,588 shares of Class B and Class C stock, respectively.

Because the Act restricts ownership of NCB’s Class B and Class C stock to eligible cooperatives, NCB’s officers and directors do not own any Class B or Class C stock, although cooperatives with which such officers and directors are affiliated may own such stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Certain Transactions

In the ordinary course of business, NCB has made loans at prevailing interest rates and terms to directors and executive officers of NCB and to certain entities to which these individuals are related. At December 31, 2007 and 2006, loans to executive officers and current directors of the company and its affiliates, including loans to their associates, totaled $20.3 million and $68.2 million, respectively. During 2007, loan additions were $16.8 million and loan repayments were $64.8 million. There were no related party loans that were impaired, non-accrual, past due, restructured or potential problems at December 31, 2007 or December 31, 2006.

NCB had a $5.0 million committed line of credit facility and a $7.5 million bid line with the Co-operative Central Bank of which Mr. Casey is the President and CEO. There was no outstanding balance as of December 31, 2007.

NCB had a letter of credit with IMARK Group, Inc. of which Mr. Cunningham is President Emeritus. As of December 31, 2007, the exposure with the letter of credit was $2.1 million.

NCB had term loans with Harp’s Food Stores, Inc. of which Mr. Collins is President and CEO. As of December 31, 2007, the term loans had outstanding balances totaling $6.7 million.

NCB had a loan and line of credit with GEF Management Corporation (32% ESOP) of which H. Jeffrey Leonard is President and a minority shareholder. As of December 31, 2007, the ESOP term loan had a balance of $1.9 million and the $6.4 million revolving line of credit had $0.5 million outstanding.

NCB had a loan with Moreland Court TPC, LP. Shorebank, of which Stephanie McHenry is President of its Cleveland Banking Region, bought a participation in this loan from NCB. As of December 31, 2007, the balance of the loan was $8.9 million. NCB also had a $3.0 million line of credit with Moreland Court TPC, LP of which $2.3 million was outstanding as of December 31, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NCB has paid or expects to pay the following fees to KPMG LLP for work performed in 2007 and 2006 (in thousands):

	2007	2006
Audit fees	$463	$502
Audit-related fees	29	10
Tax fees	-	-
All other fees	-	48

Total fees	$492	$560

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 2007, 2006 and 2005:

Page #

42	Report of Independent Registered Public Accountants

43	Consolidated Balance Sheets

44	Consolidated Statements of (Loss) Income

45	Consolidated Statements of Comprehensive (Loss) Income

46	Consolidated Statements of Changes in Members’ Equity

47-48	Consolidated Statements of Cash Flows

49-86	Notes to the Consolidated Financial Statements

Item 15(a)(2)               Not applicable

Items 15(a)(3) and 15(b)The following exhibits are filed as a part of this report.

Exhibit No.

(a)	3.1	National Consumer Cooperative Bank Act, as amended through 1981

(c)	3.2	1989 Amendment to National Consumer Cooperative Bank Act

(ii)	3.3	Bylaws of NCB

(ii)	4.1	Election Rules of NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

(h)	4.11	Form of Indenture for Debt Securities

(i)	4.12	Form of Fixed Rate Medium-term Note

(j)	4.13	Form of Floating Rate Medium-term Note

*(x)	10.3	Deferred Compensation Agreement with Charles E. Snyder

*(x)	10.4	Severance Agreement with Charles E. Snyder

(b)	10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Capital Impact)

*(x)	10.13	NCB Executive Long-Term Incentive Plan Approved 7/28/03

*(ii)	10.14	NCB Executive Long-Term Incentive Plan Approved 1/19/05

*(ii)	10.15	NCB Executive Long-Term Incentive Plan Approved 1/23/07

(n)	10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company (Dec. 2001)

(p)	10.31	Split Dollar Agreement with Chief Executive Officer

*(x)	10.33	NCB Executive Short-Term Incentive Plan for 2004

*(ii)	10.32	NCB Executive Short-Term Incentive Plan for 2005

*(ii)	10.35	NCB Executive Short-Term Incentive Plan for 2006

*(ii)	10.36	NCB Executive Short-Term Incentive Plan for 2007

*(ii)	10.38	NCB Executive Short-Term Incentive Plan for 2008

(t)	10.34	$50 million Note Purchase Agreement with Metropolitan Life Insurance Company et al (Jan. 2003)

Exhibit No.

(w)	10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003

(x)	10.40	First Amendment dated December 15, 2003 to Note Purchase Agreement with Metropolitan Life Insurance Company et al

(x)	10.43	First Amendment dated December 9, 2003 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(x)	10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003

(x)	10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003

(x)	10.46	Guarantee Agreement dated December 17, 2003

*(x)	10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003

(ee)	10.48	Blanket Agreement for Advances with Federal Home Loan Bank of Cincinnati dated June 30, 2006

(z)	10.51	Second Amendment dated December 31, 2004 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

*(z)	10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split- Dollar Agreement with Charles Snyder

(ii)	10.53	First Amendment dated October 16, 2006 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

*(z)	10.54	Agreement to Provide Supplemental Retirement Benefits for CEO of NCB, FSB

(bb)	10.55	Lease for 2011 Crystal Drive, Arlington, Virginia 22202

(dd)	10.56	Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(hh)	10.57	Second Amendment dated September 28, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(ii)	10.58	Third Amendment dated December 31, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(ii)	10.59	Second Amendment dated December 31, 2007 to Note Purchase Agreement with Metropolitan Life Insurance Company et al

(ii)	10.60	Third Amendment dated December 28, 2006 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(ii)	10.61	Fourth Amendment dated December 31, 2007 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(ii)	10.62	Fifth Amendment dated February 25, 2008 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(gg)	13	2007 Annual Report

(ii)	14	NCB Senior Financial Officers’ Code of Ethics

(jj)	21.1	List of Subsidiaries and Affiliates of NCB

(ii)	23.1	Consent of KPMG LLP

(n)	24.11	Power of Attorney by Stephanie McHenry

(t)	24.17	Power of Attorney by William F. Casey, Jr.

(t)	24.18	Power of Attorney by H. Jeffery Leonard

(x)	24.19	Power of Attorney by Irma Cota

(x)	24.20	Power of Attorney by Grady B. Hedgespeth

(x)	24.21	Power of Attorney by Rosemary Mahoney

Exhibit No.

(x)	24.22	Power of Attorney by Richard A. Parkinson

(z)	24.26	Power of Attorney by William Hampel

(aa)	24.27	Power of Attorney of Roger Collins

(aa)	24.28	Power of Attorney of Steven Cunningham

(ii)	24.29	Power of Attorney of Janis Herschkowitz

(ii)	24.30	Power of Attorney of Nguyen Van Hanh

(ii)	24.31	Power of Attorney of Stuart M. Saft

(ii)	24.32	Power of Attorney of Walden Swanson

(ii)	31.1	Rule 15d-14(a) Certifications

(ii)	31.2	Rule 15d-14(a) Certifications

(ii)	32	Section 1350 Certifications

(ii)	99.1	Registrant’s 2008 Election Materials

*	Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(x)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 2-99779).

(y)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 2-99779).

(z)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 2-99779)

(aa)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2005 (File No. 2-99779)

(bb)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K, January 30, 2006 (File No. 2-99779)

(cc)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006 (File No. 2-99779)

(dd)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed May 5, 2006 (File No. 2-99779)

(ee)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006 (File No. 2-99779)

(ff)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2006 (File No. 2-99779)

(gg)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007 (File No. 2-99779)

(hh)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2007 (File No. 2-99779)

(ii)	Filed herewith

(jj)	Included in Part I of this report or Form 10-K

**********

Item 15(c) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

DATE: March 31, 2008	BY /s/ Charles E. Snyder
Charles E. Snyder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

* /s/ William F. Casey, Jr. William F. Casey Jr.	Chairperson of the Board of Directors and Director	03/31/08

* /s/ Irma Cota Irma Cota	Vice Chairperson of the Board of Directors and Director	03/31/08

* /s/ Charles E. Snyder Charles E. Snyder	President and Chief Executive Officer	03/31/08

* /s/ Roger B. Collins Roger B. Collins	Director	03/31/08

* /s/ Steven F. Cunningham Steven F. Cunningham	Director	03/31/08

* /s/ William F. Hampel William F. Hampel	Director	03/31/08

* /s/ Grady B. Hedgespeth Grady B. Hedgespeth	Director	03/31/08

* /s/ Janis Herschkowitz Janis Herschkowitz	Director	03/31/08

* /s/ H. Jeffrey Leonard H. Jeffrey Leonard	Director	03/31/08

* /s/ Rosemary Mahoney Rosemary Mahoney	Director	03/31/08

* /s/ Stephanie McHenry Stephanie McHenry	Director	03/31/08

/s/ David G. Nason David G. Nason	Director	03/31/08

* /s/ Richard A. Parkinson Richard A. Parkinson	Director	03/31/08

Signature	Title	Date

* /s/ Stuart M. Saft Stuart M. Saft	Director	03/31/08

* /s/ Walden Swanson Walden Swanson	Director	03/31/08

* /s/ Nguyen Van Hanh Nguyen Van Hanh	Director	03/31/08

* /s/ Richard L. Reed Richard L. Reed	Executive Managing Director, Principal Financial Officer	03/31/08

* /s/ Dean Lawler Dean Lawler	Senior Vice President, Principal Accounting Officer	03/31/08

*By: /s/ Richard L. Reed Richard L. Reed (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2008 annual meeting. The registrant has not yet distributed the 2007 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.

Exhibit Index

Ex. No.	Exhibit

3.3	Bylaws of NCB

4.1	Election Rules of NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

10.14	NCB Executive Long-Term Incentive Plan Approved 1/19/05

10.15	NCB Executive Long-Term Incentive Plan Approved 1/23/07

10.32	NCB Executive Short-Term Incentive Plan for 2005

10.35	NCB Executive Short-Term Incentive Plan for 2006

10.36	NCB Executive Short-Term Incentive Plan for 2007

10.38	NCB Executive Short-Term Incentive Plan for 2008

10.53	First Amendment dated October 16, 2006 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

10.58	Third Amendment dated December 31, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

10.59	Second Amendment dated December 31, 2007 to Note Purchase Agreement with Metropolitan Life Insurance Company et al

10.60	Third Amendment dated December 28, 2006 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

10.61	Fourth Amendment dated December 31, 2007 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

10.62	Fifth Amendment dated February 25, 2008 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

14	NCB Senior Financial Officers’ Code of Ethics

23.1	Consent of KPMG LLP

24.29	Power of Attorney of Janis Herschkowitz

24.30	Power of Attorney of Nguyen Van Hanh

24.31	Power of Attorney of Stuart M. Saft

24.32	Power of Attorney of Walden Swanson

31.1	Rule 15d-14(a) Certifications

31.2	Rule 15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Registrant’s 2008 Election Materials