Form 10-Q
period 2008-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2008-05-15
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2008: Class B 1,766,730; Class C 251,117.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1 Consolidated Balance Sheets — March 31, 2008 (unaudited) and December 31, 2007	1

Consolidated Statements of Income (unaudited) — for the three months ended March 31, 2008 and 2007	2

Consolidated Statements of Comprehensive (Loss) Income (unaudited) — for the three months ended March 31, 2008 and 2007	3

Consolidated Statements of Changes in Members’ Equity (unaudited) — for the three months ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows (unaudited) — for the three months ended March 31, 2008 and 2007	5-6

Condensed Notes to the Consolidated Financial Statements (unaudited) — March 31, 2008	7-28

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the three months ended March 31, 2008 and 2007	29-38

Item 3 Quantitative and Qualitative Disclosures about Market Risk	39

Item 4T Controls and Procedures	39

PART II OTHER INFORMATION

Item 1 Legal Proceedings	39

Item 1A Risk Factors	39

Item 6 Exhibits	39

Signatures	40

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$54,975	$63,724
Investment securities
Available-for-sale	108,368	105,166
Held-to-maturity	417	417
Loans held-for-sale	42,611	90,949
Loans and lease financing	1,656,169	1,523,958
Less: Allowance for loan losses	(19,173)	(17,714)

Net loans and lease financing	1,636,996	1,506,244
Other assets	102,092	105,276

Total assets	$1,945,459	$1,871,776

Liabilities and Members’ Equity
Liabilities
Deposits	$1,077,791	$1,027,452
Other liabilities	48,229	47,118
Borrowings
Short-term	207,600	183,000
Long-term	223,083	220,907
Subordinated debt
Current	2,500	2,500
Non-current	116,489	116,489
Junior subordinated debt	51,547	51,547

Total borrowings	601,219	574,443

Total liabilities	1,727,239	1,649,013

Members’ equity
Common stock	197,785	197,891
Retained earnings
Unallocated	29,939	28,200
Accumulated other comprehensive loss	(9,504)	(3,328)

Total members’ equity	218,220	222,763

Total liabilities and members’ equity	$1,945,459	$1,871,776

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Interest income
Loans and lease financing	$28,261	$31,539
Investment securities	1,718	1,957
Other interest income	494	717

Total interest income	30,473	34,213

Interest expense
Deposits	10,090	8,923
Short-term borrowings	2,359	5,615
Long-term debt, other borrowings and subordinated debt	5,530	6,047

Total interest expense	17,979	20,585

Net interest income	12,494	13,628

Provision (credit) for loan losses	1,684	(387)

Net interest income after provision (credit) for loan losses	10,810	14,015

Non-interest income
Servicing fees	1,073	1,096
Letter of credit fees	1,016	1,020
Gain on sale of loans	729	7,000
Prepayment fees (loss)	245	(13)
Real estate fees	152	386
Other	808	715

Total non-interest income	4,023	10,204

Non-interest expense
Compensation and employee benefits	8,262	8,910
Occupancy and equipment	1,760	2,175
Information systems	1,317	846
Contractual services	1,058	1,249
Corporate development	290	759
Travel and entertainment	254	310
Provision for losses on unfunded commitments	116	66
Lower of cost or market valuation allowance	97	(199)
Loss on sale of investments available-for-sale	4	—
Other	1,322	995

Total non-interest expense	14,480	15,111

Income before income taxes	353	9,108

(Benefit) provision for income taxes	(56)	2

Net income	$409	$9,106

Distribution of net income
Patronage dividends	$—	$7,427

Retained earnings	409	1,679

	$409	$9,106

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the three months ended March 31,
(in thousands)
(Unaudited)

	2008	2007
Net income	$409	$9,106

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest- only receivables	(6,226)	(21)
Tax effect	50	7

Comprehensive (loss) income	$(5,767)	$9,092

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2008 and 2007
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763
Adjustment to initially apply SFAS 157 (Note 16)	—	—	1,224	—	1,224
Net income	—	—	409	—	409
Cancellation of stock	(106)	—	106	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(6,176)	(6,176)

Balance, March 31, 2008	$197,785	$—	$29,939	$(9,504)	$218,220

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income	Equity
Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net income	—	—	9,106	—	9,106
2007 patronage dividends
To be distributed in cash	—	—	(3,029)	—	(3,029)
Retained in form of equity	—	4,398	(4,398)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(14)	(14)

Balance, March 31, 2007	$187,230	$14,726	$31,067	$878	$233,901

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$409	$9,106
Adjustments to reconcile net income to net cash provided by operating activities
Provision (credit) for loan losses	1,684	(387)
Provision for losses on unfunded commitments	116	66
Amortization of interest-only receivables and servicing rights	3,108	2,763
Depreciation and amortization, other	401	(351)
Gain on sale of loans	(729)	(7,000)
Loss on sale of investments available-for-sale	4	—
Purchase of loans held-for-sale	(81,598)	(49,641)
Loans originated for sale, net of principal collections	(72,500)	(219,707)
Lower of cost or market valuation allowance	97	(199)
Net proceeds from sale of loans held-for-sale	157,533	300,108
Decrease (increase) in other assets	1,907	(1,856)
Increase in other liabilities	3,038	4,683

Net cash provided by operating activities	13,470	37,585

Cash flows from investing activities
Increase in restricted cash	—	(66)
Purchase of investment securities
Available-for-sale	(30,998)	(2,822)
Proceeds from maturities of investment securities
Available-for-sale	19,473	2,438
Held-to-maturity	—	52
Proceeds from the sale of investment securities
Available-for-sale	3,706	—
Net increase in loans and lease financing	(89,174)	(24,595)
Purchases of premises and equipment	(46)	(2,288)

Net cash used in investing activities	(97,039)	(27,281)

Cash flows from financing activities
Net increase in deposits	50,234	94,821
Increase (decrease) in short-term borrowings	24,600	(100,400)
Incurrence of financing costs	(14)	—

Net cash provided by (used in) financing activities	74,820	(5,579)

(Decrease) increase in cash and cash equivalents	(8,749)	4,725
Cash and cash equivalents, beginning of period	63,724	47,756

Cash and cash equivalents, end of period	$54,975	$52,481

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2008	2007
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans held-for-sale to loans and lease financing	$43,128	$—

Supplemental information:

Interest paid	$15,123	$15,527
Income taxes paid	$—	$166
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2008
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
Fair Value Measurements
     On January 1, 2008, NCB adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 16 — Fair Value Measurements).
Staff Accounting Bulletin No. 109
     On January 1, 2008, NCB adopted Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 requires fair value measurements of derivatives or other written loan commitments be recorded through earnings to include the future cash flows related to the loan’s servicing rights. SAB 109 also states that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted at fair value through earnings.
3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Cash	$32,909	$23,224
Cash equivalents	22,066	40,500

Total	$54,975	$63,724

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities as of March 31, 2008, is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$34,160	$—	$(4,124)	$30,036
U.S. Treasury and agency obligations	42,215	626	(7)	42,834
Corporate notes	5,077	86	(27)	5,136
Mutual funds	1,589	—	(105)	1,484
Mortgage-backed securities	30,693	75	(1,982)	28,786
Equity securities	52	40	—	92

Total	$113,786	$827	$(6,245)	$108,368

     The composition of available-for-sale investment securities as of December 31, 2007, is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$35,539	$65	$(1,776)	$33,828
U.S. Treasury and agency obligations	53,920	243	(117)	54,046
Corporate notes	5,830	46	(20)	5,856
Mutual funds	1,573	—	(115)	1,458
Mortgage-backed securities	10,482	3	(625)	9,860
Equity securities	52	66	—	118

Total	$107,396	$423	$(2,653)	$105,166

     NCB does not consider the unrealized losses as of March 31, 2008 to be other-than-temporary in accordance with U.S. generally accepted accounting principles as described in further detail below.
Interest-only certificated receivables
     Interest-only certificated receivables substantially pertain to Cooperative Loans. The unrealized losses on NCB’s interest-only certificated receivables were caused by changes in interest rates and changes in credit spreads at which these types of investments are originated. The certificated interest-only receivables were created when NCB sold loans directly into securitizations and the portion retained by NCB did not depend on the servicing work being performed. Because the decline in market value is attributable to changes in credit spreads and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity, NCB does not consider the certificated interest-only receivables to be other-than-temporarily impaired as of March 31, 2008.
U.S. Treasury and agency obligations, Corporate notes, and Mutual funds
     As of March 31, 2008, NCB held U.S. Treasury and agency obligations that were guaranteed by the full faith and credit of the U.S. government or guaranteed by government-sponsored entities and therefore, NCB considers the decline in market value on these items to be interest-rate related. As of March 31, 2008, NCB held investment-grade corporate notes and, given the current credit ratings of these companies, NCB considers the decline in market value on the notes to be interest-rate related. Unless a significant credit rating downgrade occurs related to particular investments that would cause those investments to be sold below fair value, NCB has the ability and intent to hold the U.S. treasury notes and obligations, and corporate notes, until a recovery of current fair value, which may be maturity, and thus concludes that individually, and as a group, the decline in market values are not other-than-temporary.
Mortgage-backed securities (including Collateralized Mortgage Obligations)
     As of March 31, 2008, NCB held mortgage-backed securities issued by Freddie Mac and Fannie Mae as well as collateralized mortgage obligations issued by Morgan Stanley and considers the decline in market value on those items to be interest-rate related. For all security types, any increase in spreads that is not specifically related to a deterioration in the credit of the underlying collateral are not considered to be other-than-temporarily impaired as of March 31, 2008 since NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity.

     During the three months ended March 31, 2008, NCB sold available-for-sale securities with a par value of $3.7 million. There were none sold during the three months ended March 31, 2007.
     The composition of held-to-maturity investment securities as of March 31, 2008 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securites	$417	$22	$—	$439
     The composition of held-to-maturity investment securities as of December 31, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$417	$14	$—	$431
5. LOAN SERVICING
     The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets.
     Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2008	2007
Balance at January 1	$5,346,251	$4,682,056
Additions	79,094	247,526
Loan payments and payoffs	(45,083)	(91,197)

Balance at March 31	$5,380,262	$4,838,385

     Refer to Note 18 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

     6. LOANS HELD-FOR-SALE
     Loans held-for-sale by category are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Consumer Loans	$3,076	$2,983
Commercial Loans	10,796	19,487
Real Estate Loans:
Residential	27,589	53,068
Commercial	1,150	15,411

Total	$42,611	$90,949

     Per Statement of Financial Accounting Standards No. 65 “Accounting for Certain Mortgage Banking Activities” (“SFAS 65”) loans held-for-sale must be recorded at the lower of cost or fair value. As of March 31, 2008, and December 31, 2007, respectively, NCB recorded a valuation allowance of $0.2 million and $2.3 million to reflect the current market pricing for NCB’s loans held-for-sale.
     During the first quarter of 2008, $43.1 million of loans held-for-sale were transferred, at the lower of cost or fair value, to loans and lease financing. An expense of $0.3 million was charged through the lower of cost or market valuation allowance upon transfer, representing the write-down of the loans from their cost basis to fair value.
7. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Consumer Loans	$25,735	$16,898
Commercial Loans	591,786	555,974
Real Estate Loans:
Residential	772,316	749,868
Commercial	265,669	200,644
Leases	663	574

Total	$1,656,169	$1,523,958

8. IMPAIRED LOANS
     A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Total outstanding principal of loans considered impaired totaled $14.6 million and $13.3 million as of March 31, 2008, and December 31, 2007, respectively. The average balance of impaired loans was $14.3 million and $18.6 million for the three months ending March 31, 2008, and the year ending December 31, 2007, respectively. The interest income that was due, but not recognized, on impaired loans was $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, NCB had a specific allowance of $2.5 million related to $7.3 million of impaired loans and a general allowance of $1.2 million related to $7.3 million of impaired loans. As of December 31, 2007, NCB had a specific allowance of $2.2 million related to $7.4 million of impaired loans and a general allowance of $1.1 million related to $5.9 million of impaired loans. Reserves as of March 31, 2008 were deemed adequate to cover the estimated loss exposure related to the impaired loans.
     Of the $14.6 million of impaired loans as of March 31, 2008, $1.7 million was for a Commercial Loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter of 2007. The fair value of the loan is greater than the current outstanding principal balance as of March 31, 2008; therefore NCB has not reserved a specific allowance for this loan.
     As of March 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were impaired.

9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the components of the allowance for loan losses as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Specific allowance on impaired loans	$2,469	$2,198
General allowance on impaired loans	1,207	1,057
General allowance	15,497	14,459

Total allowance for loan losses	$19,173	$17,714

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31 (dollars in thousands):

	2008	2007
Balance at January 1	$17,714	$19,480

Charge-offs
Consumer Loans	(231)	—
Commercial Loans	(25)	(919)

Total charge-offs	(256)	(919)

Recoveries
Commercial Loans	31	31

Total recoveries	31	31

Net charge-offs	(225)	(888)

Provision (credit) for loan losses	1,684	(387)

Balance at March 31	$19,173	$18,205

     Of the $0.3 million of charge-offs for the three months ending March 31, 2008, $71 thousand was related to a charge-off of a Commercial Loan to one borrower and $25 thousand was related to a charge-off of one SBA loan. The $0.9 million of charge-offs for the three months ending March 31, 2007, was related to a partial charge-off of one Commercial Loan to a grocery retailer. Of the $1.7 million provision for loan losses for the three months ended March 31, 2008, $0.7 million was related to the downgrade of three Commercial Loans to one borrower.

     The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities (dollars in thousands):

2008
Balance at January 1	$2,016
Provision for losses on unfunded commitments	116

Balance at March 31	$2,132

2007
Balance at January 1	$1,528
Provision for losses on unfunded commitments	66

Balance at March 31	$1,594

10. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	March 31,	December 31,
	2008	2007
Non-certificated interest-only receivables, at fair value	$26,034	$29,932
Premises and equipment, net	14,669	15,131
Mortgage servicing rights	13,254	13,420
Accrued interest receivable	10,818	11,162
Valuation of letters of credit	9,827	9,961
Federal Home Loan Bank stock	9,395	9,274
Derivative assets	4,472	982
Equity method investments	2,901	2,735
Loan related receivables	1,826	2,478
Prepaid assets	1,691	1,635
Other	7,205	8,566

Total other assets	$102,092	$105,276

11. DEPOSITS
     Deposits consisted of the following as of (dollars in thousands):

	March 31, 2008		December 31, 2007
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$54,933	—	$41,591	—
Interest-bearing demand deposits	272,492	1.68%	275,238	3.24%
Savings deposits	7,055	0.51%	6,637	0.75%
Certificates of deposit	743,311	4.44%	703,986	4.85%

Total deposits	$1,077,791	3.49%	$1,027,452	4.19%

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $553.7 million and $549.4 million as of March 31, 2008 and December 31, 2007, respectively.
     As of March 31, 2008 and December 31, 2007, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Within 3 months	$183,099	$138,179
Over 3 months through 6 months	81,980	116,228
Over 6 months through 12 months	122,440	95,969
Over 12 months	166,175	198,976

Total certificates of deposit	$553,694	$549,352

     The cash flow to satisfy maturing certificates is derived from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $156.4 million at March 31, 2008. Also, if needed, NCB could utilize cash flows from the sale of available-for-sale investment securities.
     Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months
	ended March 31,
	2008	2007
Interest-bearing demand deposits	$1,758	$2,129
Savings deposits	10	21
Certificates of deposit	8,322	6,773

Total deposit interest expense	$10,090	$8,923

12. BORROWINGS
     NCB has other borrowings than those discussed below. Refer to NCB’s Annual Report on Form 10-K for a full discussion on all of NCB’s borrowings. The following are recent significant changes in NCB’s borrowings.
     NCB had a $350.0 million committed revolving line of credit agreement as of March 31, 2008, of which $113.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of March 31, 2008. As of December 31, 2007, $111.0 million was outstanding on the revolving line of credit with $5.4 million issued in letters of credit thereunder.
     In addition, as of March 31, 2008 and December 31, 2007, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding.
     On March 13, 2008, NCB notified the trustee of NCB’s election to redeem all $15.0 million of outstanding Medium Term Notes on May 15, 2008.
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

     NCB, FSB’s capital exceeded the minimum capital requirements as of March 31, 2008 and December 31, 2007. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) as of March 31, 2008 and December 31, 2007 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Tangible Capital (to tangible assets)	$148,100	10.73%	$20,704	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$158,546	13.47%	$94,138	8.00%	$117,673	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$147,626	12.55%	N/A	N/A	$70,604	6.00%
Core Capital (to adjusted tangible assets)	$148,100	10.73%	$55,212	4.00%	$69,015	5.00%

As of December 31, 2007:
Tangible Capital (to tangible assets)	$127,684	9.86%	$19,425	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$136,659	12.46%	$87,721	8.00%	$109,651	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$127,194	11.60%	N/A	N/A	$65,791	6.00%
Core Capital (to adjusted tangible assets)	$127,684	9.86%	$51,800	4.00%	$64,750	5.00%
     The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As of March 31, 2008, no such limitations or restrictions existed.
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
     Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.50% to 4.50% of the commitment amount. The standby letters of credit mature throughout 2008 to 2016.
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $9.6 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.8 million in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of March 31, 2008. A liability of $9.8 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $10.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2007.
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	March 31,	December 31,	March 31,		December 31,
	2008	2007	2008		2007
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$869,101	$879,718	$4,346		$4,399
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$11,147	$5,912	$108	(1)	$(32)
Cooperative and Commercial Real Estate Loans	$57,796	$38,055	$1,181	(1)	$(546)
Standby letters of credit	$286,516	$280,959	$12,132		$13,165

(1)	At January 1, 2008, NCB valued rate lock commitments (that are ultimately intended for sale after the loan was funded) in accordance with SFAS 157 and SAB 109.
     NCB had a general reserve of $1.9 million and a specific reserve of $0.2 million as of March 31, 2008 to cover its loss exposure to unfunded commitments. As of December 31, 2007, NCB had a general reserve of $2.0 million for the same purpose.

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
     NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps are designated derivatives hedging loans held-for-sale in a fair value hedging relationship. In the first quarter of 2008, NCB entered into a CMBS Index Swap (“CIS”), a type of credit hedge. The CIS is designed to protect the change in the underlying value of saleable mortgage loans as a result of widening investor spreads. The CIS is not designated as a fair value hedge and changes in fair value are recorded in earnings.
     Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to loans held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below for the three months ended March 31 (dollars in thousands):

	2008	2007
Unrealized gain (loss) on designated derivatives recognized(1)	$1,022	$(121)
(Decrease) increase in value of warehouse loans(2)	(1,099)	117

Net hedge ineffectiveness(3)	(77)	(4)

Unrealized gain (loss) on undesignated loan commitments recognized(4)	921	(96)
(Loss) gain on undesignated derivatives recognized(5)	(112)	722

Net gain on undesignated derivatives	809	626

Unrealized gain (loss) on non-hedging derivatives(6)	593	(151)
Basis adjustment upon transfer of loans from loans held-for-sale to loans and lease financing(7)	1,825	—

Net SFAS 133 adjustment	$3,150	$471

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in fair value of the swap derivative over the period presented. Excludes interest rate swaps hedging debt, accounted for using the shortcut method under SFAS 133. Net hedge ineffectiveness is not impacted by shortcut method accounting.

(2)	Quantifies the change in the fair value of the loans (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in fair value of the hedged item is not offset by the change in fair value of the derivative.

(4)	Quantifies the change in value of the loan commitment in accordance with SFAS 157.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.

(7)	NCB transferred $43.1 million of loans from loans held-for-sale to loans and lease financing. For those loans in a SFAS 133 hedging relationship, the change in fair value of the hedged item attributable to the hedged risk (i.e. interest rate movements) if measured on the date of transfer and shall adjust the carrying amount of the loans.

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $2.4 million as of March 31, 2008. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
     Forward loan sales commitments lock in the prices at which Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held for sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held for sale. NCB also participates in a cash window program with Fannie Mae to forward sell Cooperative, Residential Real Estate and Multifamily Loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to fair value through earnings.
     The estimated fair values of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments are recorded as a component of other assets and other liabilities on the consolidated balance sheet.
     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments as of March 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2008	2007	2008	2007
Financial futures contracts	$400	$21,000	$2	$144
Interest rate swap agreements	$96,716	$380,221	$1,982	$(2,057)
Forward sales commitments:
Single-family Residential and Share Loans	$14,500	$22,250	$(56)	$(9)
Cooperative and Multifamily Loans	$67,371	$2,695	$(250)	$(20)
CMBS Index Swap	$5,000	$—	$(142)	$—
16. FAIR VALUE MEASUREMENTS
     On January 1, 2008, NCB adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

     SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that NCB has the ability to access.

•	Level 2 - Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 - Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.
     A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value effective January 1, 2008:
•	Certificated and Non-Certificated Interest-Only-Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available regarding the valuation of NCB’s interest-only receivables.

•	U.S. Treasury and Agency Obligations — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.

•	Corporate Notes, Mutual Funds and Mortgage-Backed Securities - reported at fair value utilizing Level 2 inputs. As quoted market prices in actively traded markets are not available, fair values are estimated by using pricing models and quoted prices of securities with similar characteristics. Collateralized Mortgage Obligations, a component of Mortgage-Backed Securities that NCB holds, are not traded in active markets and there is little secondary market data that can be used. Therefore the assumptions used in the determination of the fair value of Collateralized Mortgage Obligations are considered Level 3.

•	Equity Securities - traded in active markets; therefore, the pricing inputs are considered Level 1.

•	Derivative Instruments - exchange-traded derivative instruments (e.g. financial futures contracts) are reported at fair value utilizing quoted prices and are therefore classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, NCB’s derivative positions are valued using models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps.

     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008

Assets
Certificated interest-only receivables	$—	$—	$30,036	$30,036
U.S. Treasury and agency obligations	42,834	—	—	42,834
Corporate notes	—	5,136	—	5,136
Mutual funds	—	1,484	—	1,484
Mortgage-backed securities	—	22,788	5,998	28,786
Equity securities	92	—	—	92
Derivatives	2	4,470	—	4,472
Non-certificated interest-only receivables	—	—	26,034	26,034

Total	$42,928	$33,878	$62,068	$138,874

Liabilities
Derivatives	$—	$1,658	$—	$1,658

Total	$—	$1,658	$—	$1,658

     The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 (dollars in thousands):

	Certificated	Non-certificated	Collateralized
	Interest-Only	Interest-Only	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(2,413)	(3,047)	(1,178)
Purchases, issuances, and settlements	—	291	—
Transfers in and/or out of Level 3	—	—	—
Amortization	(1,379)	(1,142)	(79)

Balance at March 31, 2008	$30,036	$26,034	$5,998

     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

     The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of March 31, 2008:
•	Mortgage servicing rights (“MSRs”) - NCB’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, NCB estimates the fair value of MSRs using discounted cash flow (“DCF”) models that calculate the present value of estimated future net servicing income. The model considers and incorporates individual loan characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. NCB reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. As the valuation inputs are largely unobservable, MSRs are classified within Level 3 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

•	Loans Held-For-Sale - NCB’s loans held-for-sale are reported at the lower of cost or fair value. NCB determines the fair value the loans-held-for sale using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies its loans held-for-sale as Level 3.

•	Impaired Loans - NCB’s impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.
     The following table summarizes the fair value of instruments measured on a non-recurring basis as of March 31, 2008 (dollars in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance as of
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2008

Assets
Loans held-for-sale	$—	$—	$6,511	$6,511	(1)
Mortgage servicing rights	—	—	4,034	4,034	(2)
Impaired loans	—	—	14,599	14,599	(3)

Total	$—	$—	$25,144	$25,144

(1)	Loans held-for-sale are required to be measured at lower of cost or market in accordance with SFAS 65. Banking Activities . Only mortgage loans with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)	Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date.

(3)	The fair value of the impaired loans in accordance with SFAS 114.
As detailed in Note 15, NCB in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Fair value is determined pursuant to SFAS 157 and SAB 109, both of which NCB adopted on January 1, 2008. SAB 109 specifically guides companies to incorporate the expected net future cash flows relating to the associated servicing of the loan into the fair value for commitments entered into on or after January 1, 2008.
     The transition provisions of SFAS 157 provide for retrospective application to, amongst others, financial instruments that were measured at fair value at initial recognition using a transaction price in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” NCB’s interest rate lock commitments were measured at inception at the transaction price. Upon adoption of SFAS 157, the difference between the carrying amount and the fair value of these interest rate lock commitments was recognized as a cumulative effect adjustment to the beginning balance of retained earnings. The amount of the cumulative effect adjustment was $1.2 million.

17. SEGMENT REPORTING
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
     The following is the segment reporting for the three months ended March 31 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,607	$9,448	$2,547	$7,685	$1,186	$30,473
Interest expense	5,287	5,236	1,635	4,664	1,157	17,979

Net interest income	4,320	4,212	912	3,021	29	12,494

(Credit) provision for loan losses	(76)	1,386	—	374	—	1,684

Non-interest income	1,367	1,005	785	488	378	4,023

Non-interest expense:
Direct expense	1,340	752	1,425	669	5,566	9,752
Overhead and support	1,474	842	1,582	830	—	4,728

Total non-interest expense	2,814	1,594	3,007	1,499	5,566	14,480

Income (loss) before taxes	$2,949	$2,237	$(1,310)	$1,636	$(5,159)	$353

Total average assets	$499,411	$545,162	$155,673	$518,761	$179,262	$1,898,269

Total assets	$512,591	$624,225	$102,442	$525,752	$180,449	$1,945,459

     The following is the segment reporting for the three months ended March 31 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,204	$8,824	$6,514	$7,361	$1,310	$34,213
Interest expense	5,586	4,814	4,698	4,472	1,015	20,585

Net interest income	4,618	4,010	1,816	2,889	295	13,628

(Credit) provision for loan losses	(1,065)	372	—	306	—	(387)

Non-interest income	1,193	940	7,312	292	467	10,204

Non-interest expense:
Direct expense	1,799	756	1,325	883	6,212	10,975
Overhead and support	1,647	670	1,026	793	—	4,136

Total non-interest expense	3,446	1,426	2,351	1,676	6,212	15,111

Income (loss) before taxes	$3,430	$3,152	$6,777	$1,199	$(5,450)	$9,108

Total average assets	$452,494	$452,262	$394,793	$485,857	$136,549	$1,921,955

Total assets	$452,402	$472,698	$291,766	$488,231	$131,989	$1,837,086

18. LOAN SALES AND SECURITIZATIONS
     NCB sells loans in the whole loan and securitization markets. When NCB sells loans, it generally continues to retain the mortgage servicing rights and, depending on the nature of the sale, may also continue to retain interest-only securities (retained interests).
     NCB did not sell any loans through securitized transactions during the three months ended March 31, 2008. During the three months ended March 31, 2007, NCB sold loans through securitized transactions. The proceeds from NCB’s sales of loans through securitized transactions were $200.7 million and generated a total of $2.0 million in retained interests for the three months ended March 31, 2007.
     During the three months ended March 31, 2008 and 2007, NCB sold loans through whole loan or non-securitized transactions. Proceeds from loan sale activity related to non-securitized transactions were $76.0 million and generated a total of $0.7 million in retained interests for the three months ended March 31, 2008. The net proceeds from the sale of these loans were $51.1 million and generated a total of $0.6 million in retained interests for the three months ended March 31, 2007.
     NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $81.5 million and $48.3 million for the three months ended March 31, 2008 and 2007, respectively.
     In total, NCB generated a gain on the sale of loans of $0.7 million for the three months ended March 31, 2008 compared to a gain of $7.0 million for the three months ended March 31, 2007.
     See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.

     Mortgage Servicing Rights
     MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee ranging generally from 0.06% to 0.43% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.
     In accordance with paragraph 63 of SFAS 140, MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.
     Activity related to MSRs for the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2008	2007
Balance at January 1	$13,420	$9,362
Additions	422	1,236
Amortization	(450)	(276)
Impairment of MSR	(138)	—

Balance at March 31	$13,254	$10,322

     As of March 31, 2008 and December 31, 2007 the MSR balance relating to the servicing of Share and Single-family Residential Loans was $2.9 million. As of March 31, 2008 and December 31, 2007 the MSR balance relating to the servicing of all other loans was $10.4 million and $10.5 million, respectively.
     A $138 thousand impairment was recorded for MSRs during the three months ending March 31, 2008. No impairments were recorded for the three months ending March 31, 2007.
     Considerable judgment is required to determine the fair value of NCB’s retained interests because these assets have Level 3 inputs under SFAS 157.

     Key economic assumptions used in determining the fair value of MSRs at the time of securitization for the three months ended March 31, are as follows:

	2008	2007
Weighted-average life (in years):
Share and Single-family Residential Loans	4.2	5.2
Multifamily, Cooperative and Commercial Real Estate Loans	7.3	8.4

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	23.1%	26.3%
Multifamily, Cooperative and Commercial Real Estate Loans	5.7%	2.6%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	11.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	4.5%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	3.9%	5.5%

     Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of March 31, 2008 and December 31, 2007 and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$3,524	$4,277
Multifamily, Cooperative and Commercial Real Estate Loans	$12,783	$13,969

Weighted-average life (in years):
Share and Single-family Residential Loans	4.0	5.3
Multifamily, Cooperative and Commercial Real Estate Loans	7.0	7.3

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	24.4%	20.2%
Multifamily, Cooperative and Commercial Real Estate Loans	3.6%	2.9%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(250)	$(180)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,091)	$(69)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(440)	$(343)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,160)	$(137)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.2%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(87)	$(117)
Multifamily, Cooperative and Commercial Real Estate Loans	$(424)	$(486)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(170)	$(228)
Multifamily, Cooperative and Commercial Real Estate Loans	$(826)	$(947)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	4.5%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	3.7%	4.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(113)	$(120)
Multifamily, Cooperative and Commercial Real Estate Loans	$(597)	$(597)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(226)	$(240)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,195)	$(1,194)

Interest-Only Receivables
     Activity related to interest-only receivables for the three months ended March 31, 2008 and 2007 is as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2008	2007
Balance at January 1 at fair value	$33,828	$39,950
Additions	—	1,107
Amortization	(1,379)	(1,301)
Change in mark-to-market	(2,413)	(57)
Writedown of asset due to prepayment	—	(19)

Balance at March 31 at fair value	$30,036	$39,680

	Non-certificated Interest-Only
	Receivables
	2008	2007
Balance at January 1 at fair value	$29,932	$33,053
Additions	291	254
Amortization	(1,142)	(1,105)
Change in mark-to-market	(3,047)	(152)
Writedown of asset due to prepayment	—	(63)

Balance at March 31 at fair value	$26,034	$31,987

     Because the decline in market value is attributable to changes in credit spreads and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity, NCB does not consider its interest-only receivables to be other-than-temporarily impaired as of March 31, 2008.
     For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables are the discount rate and the life of the estimated cash flows which are as follows:

	March 31,
	2008	2007
Weighted-average life (in years)	8.9	9.1
Weighted-average annual discount rate	10.87%	6.28%
     The increase in the discount rate is attributable to an increase in the investor spreads that would be demanded if these interest-only receivables were sold as of March 31, 2008.

     Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of March 31, 2008 and December 31, 2007, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Fair value	$56,070	$63,760
Weighted-average life (in years)	6.6	6.5
Weighted average annual discount rate	11.26%	8.12%
Impact on fair value of 10% adverse change	$(1,757)	$(1,574)
Impact on fair value of 20% adverse change	$(3,423)	$(3,084)
     At both March 31, 2008 and December 31, 2007, the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.5 billion. As of March 31, 2008, there was $2.4 million or 0.1% of delinquent loans. As of December 31, 2007 there was $4.9 million or 0.1% of delinquent loans.
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
     The following table summarizes the cash flows received from loan sale activity and retained interests for the three months ended March 31, (dollars in thousands):

	2008	2007
Net proceeds from loans sold through securitizations	$—	$200,694
Net proceeds from other loan sale activity	$76,027	$51,081
Net proceeds from auto loan sale activity	$81,506	$48,333
Servicing fees received	$1,520	$1,372
Cash flows received on interest-only receivables	$3,547	$3,769
19. NEW ACCOUNTING STANDARDS
See Note 16 for a description of NCB’s implementation of Statement of Financial Accounting Standards No. 157 and Staff Accounting Bulletin No. 109.
Statement of Financial Accounting Standards No. 159
     On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” Under this standard, NCB may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. Once elected, the election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. Effective January 1, 2008, NCB adopted the provisions of SFAS No. 159. NCB has not elected the fair value option for any financial assets or liabilities except those required to be reported at fair value by SFAS 157.
Statement of Financial Accounting Standards No. 161
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. NCB is currently evaluating the impact of SFAS 161.

Other
     NCB transfers Cooperative, Multifamily and Commercial Real Estate Loans to trusts that issue various classes of securities to investors. Those trusts are designed to be qualifying special purpose entities (QSPE) as defined by Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” NCB has previously analyzed the governing pooling and servicing agreements for the commercial mortgage-backed securities (CMBS) trusts to which it transfers loans, and believes that their terms are consistent with the criteria in SFAS 140 for QSPE status. Regulators and standard setters have had discussions with industry participants and accounting firms regarding whether certain provisions that are common in CMBS structures satisfy the stringent QSPE criteria in SFAS 140. As a result, the FASB added this issue to its agenda in December 2005. At a July 2006 meeting, the FASB combined this project with a wider project on the Transfers of Financial Assets.
     At its April 2, 2008 meeting the FASB decided the following regarding SFAS 140:
     (i) To remove the concept of a “qualifying special-purpose entity” (QSPE) from both Statement 140 and FASB Interpretation (FIN) No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.
     (ii) To amend the derecognition criteria in Statement 140 to improve financial reporting in the short term and to consider working on a joint derecognition research project with the IASB. Specifically: (a) paragraph 9(a) is expected to be clarified to require that the transferred financial assets must be beyond the reach of the transferor or any of its consolidated affiliates; and (b) paragraph 9(c) is expected to be amended to include an additional criterion that states that if the transferor constrains the transferee, the transferor maintains effective control over the transferred assets. This change incorporates similar requirements from current paragraph 9(b) relating to QSPEs, which is scheduled to be eliminated.
     (iii) Only an entire financial asset or a participating interest of an individual financial asset will be eligible for derecognition. The participating interest may not be an interest in an equity instrument, a derivative financial instrument, or a hybrid financial instrument with an embedded derivative not clearly and closely related to the original financial asset.
     If the FASB’s decision results in a change in US GAAP that determines that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, NCB cannot predict what the transition provisions for implementing such guidance will be.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing NCB’s results of operations. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document and the December 31, 2007 audited consolidated financial statements and the accompanying notes included in NCB’s recent Annual Report on Form 10-K.
     NCB primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution, whose voting stock can only be owned by its members or those eligible to become its members.
     NCB’s recent financial results, particularly its gain on loan sales, have been substantially impacted by changes in market conditions in the commercial mortgage-backed securities (“CMBS”) marketplace. The origination and sale of loans into the CMBS market had been a strong source of income for NCB. NCB believes that in time the CMBS market will recover and origination and loan sale profitability will return to levels of recent years; but in the interim NCB has made the following strategic changes to its business model to counter these deteriorating conditions:
1.	NCB expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. This has allowed NCB to offset market risk by more rapidly selling loans upon their origination.

2.	NCB has focused its Commercial Real Estate lending on loans that will be retained on the Balance Sheet, by introducing a flexible portfolio lending product.

3.	NCB transferred $43.1 million of Commercial Real Estate loans and Community Association loans from loans held-for-sale to loans and lease financing in the first quarter of 2008 as the market for these loans was extremely limited.

Despite very challenging market conditions, NCB continues to believe that:
•	There is no current or foreseeable evidence of credit quality deterioration in NCB’s salable portfolios

•	Market demand for Cooperative and Multifamily Loans remains strong

•	Credit quality of NCB’s borrowers remains at an acceptable level

•	Sales channels continue to exist for NCB’s loans held-for-sale

•	NCB has no recourse obligation for losses related to loans sold to third parties
Financial Performance Highlights for the three months ended March 31, 2008
•	Deposit growth of 4.9% from December 31, 2007.

•	Solid credit quality — Non-performing assets of 0.8% of total assets as of March 31, 2008 and 0.7% as of December 31, 2007.

•	Loan and lease financing growth of $89.1 million or 5.8% (net of transfer of loans held-for-sale).
Results of Operations
For the three months ended March 31, 2008 compared to the three months ended March 31, 2007
Overview
     NCB’s net income for the three months ended March 31, 2008 was $0.4 million. This was a 95.5% or $8.7 million decrease compared to $9.1 million for the three months ended March 31, 2007. The primary factors affecting the decrease in net income were a $6.3 million decrease in gain on sale of loans, a $1.1 million decrease in net interest income and a $2.1 million increase in the provision for loan losses.

     Total assets increased 3.9% or $73.7 million to $1.95 billion as of March 31, 2008, from $1.87 billion as of December 31, 2007.
     The annualized return on average total assets was 0.1% and 1.9% for the three months ended March 31, 2008 and 2007, respectively. The annualized return on average members’ equity was 0.7% and 16.1% for the three months ended March 31, 2008 and 2007, respectively.
Selected Financial Data
(Dollars In Thousands)

	For the three months ended March 31,
Profitability	2008	2007

Net interest income	$12,494	$13,628
Net yield on interest earning assets	2.73%	2.91%
Non-interest income	$4,023	$10,204
Non-interest expense	14,480	15,111
Net income	409	9,106

Return on average assets	0.1%	1.9%
Return on average members’ equity	0.7%	16.1%
Efficiency ratio	87.7%	63.4%

Supplemental Data	March 31, 2008	December 31, 2007

Loans held-for-sale	$42,611	$90,949
Loans and lease financing	1,656,169	1,523,958
Total assets	1,945,459	1,871,776
Total borrowings	601,219	574,443

Full time equivalent employees	313	327

Average members’ equity as a percentage of average total assets	11.7%	11.8%
Average members’ equity as a percentage of average total loans and lease financing	13.4%	13.3%

Net average loans and lease financing to average total assets	86.0%	87.6%
Net average earning assets to average total assets	95.5%	96.1%

Credit Quality	March 31, 2008	December 31, 2007

Allowance for loan losses	$19,173	$17,714
Allowance for loan losses to loans outstanding	1.1%	1.1%
Provision for loan losses	$1,684	$152
Impaired assets	14,599	13,324
Real estate owned	310	310
Total non-performing assets	14,909	13,634
Non-performing assets as a percentage of total assets	0.8%	0.7%

Net Interest Income
     Net interest income for the three months ended March 31, 2008, decreased $1.1 million or 8.3% to $12.5 million compared with $13.6 million for the three months ended March 31, 2007. The net yield on interest earning assets decreased from 2.91% for the three months ended March 31, 2007, to 2.73% for the same period in 2008. For the three months ended March 31, 2007, the recognition of $1.1 million of interest income from a loan previously in non-accrual status accounted for 24 basis points of the change in net yield over the two comparative periods. Also impacting net interest income was the increased proportion of deposits as a component of interest-bearing liabilities over the comparative three month periods.
     For the three months ended March 31, 2008, interest income decreased by 10.9% or $3.7 million to $30.5 million compared with $34.2 million for the three months ended March 31, 2007. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from March 31, 2007 to March 31, 2008 contributing $3.3 million to the decrease.
     Interest income from Real Estate (Residential and Commercial) Loans decreased $2.8 million or 14.3%. A decrease in average balances of $128.4 million or 11.1% contributed $2.1 million to the decrease, while a decrease in the yield from 6.70% in 2007 to 6.46% in 2008 contributed $0.7 million. Consumer and Commercial Loans and Lease interest income decreased $0.5 million or 4.2%. The decrease in the yield from 8.79% in 2007 to 7.49% in 2008 contributed $1.9 million to the decrease in income, while an increase in average balances of $68.6 million or 12.4% offset $1.4 million of the year-over-year decrease. For the three months ended March 31, 2007, the recognition of $1.1 million of interest income from a loan previously in non-accrual status accounted for 78 basis points of the Consumer and Commercial Loan and Lease average yield for 2007. Interest income from investment securities and cash equivalents decreased by $0.2 million. A decrease in the yield from 6.00% in 2007 to 4.56% in 2008 contributed $0.5 million to the year-over-year decrease, while a $20.4 million or 15.6% increase in average balances partially offset the decrease by $0.3 million.
     Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $0.5 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.
     Interest expense for the three months ended March 31, 2008 decreased $2.6 million or 12.7% from $20.6 million in 2007 to $18.0 million in 2008.
     Interest expense on deposits for the three months ended March 31, 2008 increased $1.2 million or 13.1% from $8.9 million in 2007 to $10.1 million in 2008. Average deposit balances for the three months ended March 31, 2008 grew by $131.1 million or 15.2% from 2007 to 2008, accounting for $1.3 million of the increase. Additionally, the average deposit cost decreased by 8 basis points from 4.14% to 4.06% offsetting the year-over-year increase by $0.1 million. This was due to the Federal Reserve cuts in short-term interest rates, though this was partially offset by the strong competition for deposits.
     Interest expense on short-term borrowings for the three months ended March 31, 2008 decreased by $3.2 million or 58.0% from $5.6 million in 2007 to $2.4 million in 2008. The average cost of short-term borrowing decreased from 5.81% to 3.91% accounting for $1.5 million of the decrease in interest expense. A $145.6 million decrease in average short-term borrowings contributed $1.7 million to the year-over-year decrease in interest expense.
     For the three months ended March 31, 2008 interest expense on long-term debt, other borrowings and subordinated debt decreased $0.5 million or 8.5%. The average cost of borrowing decreased 51 basis points, again as the result of a general decrease in interest rates, from 6.19% to 5.68% accounting for the majority of the decrease in interest expense.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the three months ended March 31, 2008.

Table 1
Changes in Net Interest Income
For the three months ended March 31,
(Dollars in thousands)

	2008 Compared to 2007
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(2,112)	$(659)	$(2,771)
Consumer and Commercial Loans and Leases	1,396	(1,903)	(507)

Total loans and lease financing	(716)	(2,562)	(3,278)
Investment securities and cash equivalents	269	(508)	(239)
Other interest income	(63)	(160)	(223)

Total interest income	(510)	(3,230)	(3,740)

Interest Expense
Deposits	1,344	(177)	1,167
Short-term borrowings	(1,769)	(1,487)	(3,256)
Long-term debt, other borrowings and subordinated debt	(27)	(490)	(517)

Total interest expense	(452)	(2,154)	(2,606)

Net interest income	$(58)	$(1,076)	$(1,134)

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the three months ended March 31,
(Dollars in thousands)

	2008			2007
	Average	Income /	Average			Average
	Balance*	Expense	Rate/Yield	Average Balance*	Income / Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,028,365	$16,606	6.46%	$1,156,759	$19,377	6.70%
Consumer and Commercial Loans and Leases*	622,399	11,655	7.49%	553,761	12,162	8.79%

Total loans and lease financing*	1,650,764	28,261	6.85%	1,710,520	31,539	7.38%
Investment securities and cash equivalents	150,788	1,718	4.56%	130,409	1,957	6.00%
Other interest income	29,564	494	6.68%	32,845	717	8.73%

Total interest earning assets	1,831,116	30,473	6.66%	1,873,774	34,213	7.30%

Allowance for loan losses	(17,856)			(18,887)

Non-interest earning assets
Cash	9,909			10,085
Other	75,100			56,983

Total non-interest earning assets	85,009			67,068

Total assets	$1,898,269			$1,921,955

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$993,532	$10,090	4.06%	$862,406	$8,923	4.14%
Short-term borrowings	241,068	2,359	3.91%	386,632	5,615	5.81%
Long-term debt, other borrowings and subordinated debt	389,099	5,530	5.68%	390,950	6,047	6.19%

Total interest bearing liabilities	1,623,699	17,979	4.43%	1,639,988	20,585	5.02%

Other liabilities	53,280			56,252
Members’ equity	221,290			225,715

Total liabilities and members’ equity	$1,898,269			$1,921,955

Net interest earning assets	$207,417			$233,786

Net interest revenues and spread		$12,494	2.23%		$13,628	2.28%
Net yield on interest earning assets			2.73%			2.91%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the three
	months ended March 31,
	2008	2007

Servicing fees	$1,073	$1,096
Letter of credit fees	1,016	1,020
Gain on sale of loans	729	7,000
Prepayment fees (loss)	245	(13)
Real estate fees	152	386
Other	808	715

Total	$4,023	$10,204

     Total non-interest income decreased $6.2 million or 60.6% from $10.2 million during the three months ended March 31, 2007 to $4.0 million for the three months ending March 31, 2008. This was driven by a decrease of $6.3 million in gain on sale of loans from a gain of $7.0 million for the three months ended March 31, 2007 to a gain of $0.7 million for the three months ending March 31, 2008 as a result of the effect of the financial market volatility in NCB’s pricing of its loans held-for-sale at origination and at the time of sale.
     The loss on prepayment fees of $13 thousand for the three months ending March 31, 2007 was the result of a greater write down of the interest-only receivable than the prepayment fee received.
     The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans decreased from a gain of 2.76% in the first three months of 2007 to a loss of 0.18% in the first three months of 2008.
     NCB, in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Effective January 1, 2008, fair value is determined pursuant to SFAS 157 (commitments existing at January 1, 2008 and new commitments subsequent to January 1, 2008) and SAB 109 (only new commitments executed subsequent to January 1, 2008)
     Prior to the adoption of SAB 109 and SFAS 157, the fair value of the interest rate lock commitments recorded in earnings considered only the effects of market interest rate changes and changes in market spreads between the date of the rate lock and either the loan closing date or the balance sheet date. SFAS 157 and SAB 109 require, in addition to these elements of fair value, consideration of the difference between retail and secondary market or investor spreads as well as the expected cash flows from servicing activities. The adoption of these standards had the effect of recording unrealized gains for the loan commitments in the first quarter of 2008 rather than the period in which the cash payment was received subsequent to the funding and delivery of the loans. An unrealized gain of $0.7 million is reported in NCB’s statement of operations as a component of gain on sale of loans.
     The transition provisions of SFAS 157 provide for retrospective application to, amongst others, financial instruments that were measured at fair value at initial recognition using a transaction price in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. NCB’s interest rate lock commitments were measured at inception at the transaction price. Upon adoption of SFAS 157 on January 1, 2008, the difference between the carrying amount and fair value of these instruments was recognized as a cumulative effect adjustment to the beginning balance of retained earnings. The amount of the cumulative effect adjustment was a credit to retained earnings of $1.2 million. But for the adoption of SFAS 157, and excluding the effects of expected changes in market interest rates and market spreads for comparable loan commitments between January 1, 2008 and the date the loan was closed and delivered to an investor, this amount would have been recorded in gain on sale of loans.

     The following table shows the unpaid principal balance of loans sold during the three months ended March 31 (dollars in thousands):

	2008	2007
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$196,685
Other loan sales	52,223	26,500

Total Cooperative, Multifamily and Commercial Real Estate Loans	52,223	223,185
Consumer Loans (auto loans)	81,506	48,333
Single-family Residential Loans and Share Loans	26,786	21,734
SBA Loans	85	2,608

Total	$160,600	$295,860

     The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for the three
	months ended March 31,
	2008	2007

Compensation and employee benefits	$8,262	$8,910
Occupancy and equipment	1,760	2,175
Information systems	1,317	846
Contractual services	1,058	1,249
Corporate development	290	759
Travel and entertainment	254	310
Provision for losses on unfunded commitments	116	66
Lower of cost or market valuation allowance	97	(199)
Loss on sale of investments available-for-sale	4	—
Other	1,322	995

Total	$14,480	$15,111

     Non-interest expense for the three months ended March 31, 2008 decreased 4.2% or $0.6 million to $14.5 million compared with $15.1 million for the corresponding prior year period primarily due to a $0.6 million decrease in compensation and employee benefits resulting from a decrease in headcount. The decrease in headcount resulted from the early retirement program and reduction in force that NCB experienced in the later part of 2007 to align itself with changing market conditions. As a result of a reduction in headcount and NCB’s overall financial performance, there was a $1.0 million decrease in incentive compensation expense, partially offset by a $0.6 million decreased deferral of the SFAS 91 loan origination fees and costs for the three months ending March 31, 2008 compared to the same period ending March 31, 2007.
     Information systems costs increased $0.5 million or 55.7% primarily due to an information technology reorganization and an increase in network costs from 2007 to 2008.

     Other non-interest expense increased $0.3 million or 32.9% primarily due to a $0.2 million increase in federal deposit insurance company expense as a result of a correlating increase in deposits.
     Per SFAS 65, loans held-for-sale must be recorded at the lower of cost or fair value. For the three months ending March 31, 2008, NCB recorded a change in the SFAS 65 valuation allowance of $0.1 million to reflect the current market pricing for NCB’s loans held-for-sale at March 31, 2008.
Credit Quality
     Since December 31, 2007, the allowance for loan losses increased by $1.5 million, or 8.2% to $19.2 million. This included $31.0 thousand of recoveries received and $0.3 million of charge-offs on loans.
     The allowance for loan losses represented 1.2% of total loans and lease financing, excluding loans held—for-sale, as of March 31, 2008 and December 31, 2007. The allowance as a percentage of non-performing assets was 128.6% as of March 31, 2008 compared with 130.0% as of December 31, 2007.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
Real estate owned	$310	$310	$130	$143	$166
Impaired assets	14,599	13,324	21,033	19,369	16,402

Total	$14,909	$13,634	$21,163	$19,512	$16,568

As a percentage of loans and lease financing outstanding	0.90%	0.89%	1.45%	1.38%	1.18%

     The average balance of impaired loans was $14.3 million and $18.6 million for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.
     Of the $14.6 million of impaired loans as of March 31, 2008, $1.7 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the loan terms being restructured during 2007. The fair value of the loan is greater than the current outstanding principal balance as of March 31, 2008; therefore NCB has not reserved a specific allowance for this loan.
Liquidity and Capital Resources
     The following describe NCB’s primary sources and uses of liquidity:
•	Net proceeds from activity related to the sale of loans held-for-sale of $157.9 million have been realized during the three months ending March 31, 2008

•	Solid and continual growth of deposits: 4.9% since December 31, 2007

•	Revolving line of credit available capacity of $231.6 million as of March 31, 2008, with an April 2011 maturity

•	Long-term debt maturities:
➢	$2.5 million Class A Notes due December 2008

➢	$2.5 million Class A Notes due December 2009

➢	$50.0 million of privately placed debt due January 2009

➢	$55.0 million of privately placed debt due December 2009

➢	$50.0 million of privately placed debt due December 2010

➢	$24.0 million of Class A notes amortization due December 2010
NCB anticipates replacing the above debt maturities through a combination of continued deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt or the utilization of current debt facilities.
•	FHLB available capacity of $156.4 million as of March 31, 2008
Sources and Uses of Funds
     NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
     Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the three months ended March 31, 2008 was $13.5 million compared to $37.6 million for the three months ended March 31, 2007. This $24.1 million change was primarily due to a $115.6 million net decrease in the acquisition and origination of loans held-for-sale, net of principal collections, offset by a $142.6 million decrease in net proceeds from the sale of loans held-for-sale.
     Cash Used in Investing Activities. NCB’s net cash used in investing activities for the three months ended March 31, 2008 was $97.0 million compared to $27.3 million for the three months ended March 31, 2007. This $69.7 million increase in cash used was primarily due to a $64.6 million increase in cash used to originate loans and lease financing, net of principal collections and prepayments.
     Cash Provided by (Used in) Financing Activities. NCB’s net cash provided by financing activities for the three months ended March 31, 2008 was $74.8 million compared to $5.6 million of net cash used in financing activities for the three months ended March 31, 2007. The increase in cash provided was primarily due to a $44.5 million decrease in cash from deposits, offset by a $125.0 million increase in cash from short-term borrowings.
Interest-Bearing Liabilities
     Per Table 4 below, interest-bearing liabilities increased 4.8% to $1.7 billion as of March 31, 2008 compared with $1.6 billion as of December 31, 2007.
     For the three months ended March 31, 2008, deposits, all of which are held at NCB, FSB, increased 4.9% to $1.1 billion from $1.0 billion as of December 31, 2007. The weighted average rate on deposits as of March 31, 2008 was 3.5% compared to 4.2% as of December 31, 2007. The average maturity of the certificates of deposit at March 31, 2008 was 13.0 months compared with 13.8 months as of December 31, 2007.
     As of March 31, 2008, NCB had two depositors with deposits in excess of 5% of NCB’s total deposits. These two depositors had deposits of 11.0% and 7.1% of NCB’s total deposits. Of the $194.5 million of total deposits from these two depositors, $0.5 million relates to non-interest bearing demand deposits, $41.9 million relates to interest bearing demand deposits, and $152.1 million relates to certificates of deposit with early withdrawal penalties. Of the $152.1 million of certificates of deposit, $43.6 million matures within 3 months and $108.5 has a maturity ranging from 1 month to 75 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.

Table 4
Interest-Bearing Liabilities
(dollars in thousands)

	March 31,	December 31,
	2008	2007	% Change
Deposits	$1,077,791	$1,027,452	4.9%
Short-term debt	207,600	183,000	13.4%
Long-term debt	223,083	220,907	1.0%
Subordinated debt	118,989	118,989	0.0%
Junior subordinated debt	51,547	51,547	0.0%

Total	$1,679,010	$1,601,895	4.8%

     Total borrowings increased $26.8 million or 4.7% from $574.4 million as of December 31, 2007 to $601.2 million as of March 31, 2008.
     NCB had $134.6 million of advances from the FHLB facility, of which $50.0 million were long-term, as of March 31, 2008 compared to $122.0 million as of December 31, 2007, of which $50.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $18.0 million and $15.9 million was issued as of March 31, 2008 and December 31, 2007, respectively.
     NCB had a $350.0 million committed revolving line of credit agreement as of March 31, 2008 of which $113.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of March 31, 2008. As of December 31, 2007, $111.0 million was outstanding on the revolving line of credit with $5.4 million issued in letters of credit thereunder.
     NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available as of March 31, 2008. As of March 31, 2008, NCB had $10.0 million in bid lines outstanding. There were no bid lines outstanding as of December 31, 2007.
     As of March 31, 2008 and December 31, 2007, under its Medium Term Note Program, NCB had authority to issue up to $151.0 million of medium term notes. As of March 31, 2008 and December 31, 2007, NCB had $15.0 million of medium term notes outstanding under this program. On March 13, 2008, NCB notified the trustee of NCB’s election to redeem all $15.0 million of outstanding Medium Term Notes on May 15, 2008.
     In addition, as of March 31, 2008 and December 31, 2007, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding.
Contractual Obligations
     As of March 31, 2008, there were no material changes to either the type or maturity of contractual obligations from December 31, 2007.
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
Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax benefit for the three months ended March 31, 2008 was $56.1 thousand and the provision for the three months ended March 31, 2007 was $2.0 thousand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Incorporated by reference to the discussion contained under the caption “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4T. CONTROLS AND PROCEDURES
     NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, NCB’s Chief Executive Officer and Chief Financial Officer concluded that NCB’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that NCB can meet its obligations to disclose in a timely manner material information required to be included in NCB’s reports under the Exchange Act.
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
Item 1A. Risk Factors
     There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of NCB’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits
     The following exhibits are filed as part of this report:

Exhibit 13	2007 Annual Report

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK
Date: May 15, 2008

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ Dean Lawler
Dean Lawler
Senior Vice President, Corporate Controller