Form 10-Q
period 2008-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2008-08-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2008: Class B 1,726,718; Class C 251,117.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

		Page No.
PART I FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets — June 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Income (unaudited) — for the three and six months ended June 30, 2008 and 2007	2

	Consolidated Statements of Comprehensive (Loss) Income (unaudited) — for the six months ended June 30, 2008 and 2007	3

	Consolidated Statements of Changes in Members’ Equity (unaudited) — for the six months ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) — for the six months ended June 30, 2008 and 2007	5-6

	Condensed Notes to the Consolidated Financial Statements (unaudited) — June 30, 2008	7-31

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the six and three months ended June 30, 2008 and 2007	32-48

Item 3	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4T	Controls and Procedures	49

PART II OTHER INFORMATION

Item 1	Legal Proceedings	49

Item 1A	Risk Factors	49

Item 6	Exhibits	49

	Signatures	50

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$31,895	$63,724
Investment securities
Available-for-sale	100,114	105,166
Held-to-maturity	417	417
Loans held-for-sale ($15.6 million measured at fair value per SFAS 159)	35,808	90,949
Loans and lease financing	1,784,157	1,523,958
Less: Allowance for loan losses	(21,388)	(17,714)

Net loans and lease financing	1,762,769	1,506,244
Other assets	104,169	105,276

Total assets	$2,035,172	$1,871,776

Liabilities and Members’ Equity
Liabilities
Deposits	$1,087,831	$1,027,452
Other liabilities	45,666	47,118
Borrowings
Short-term	264,700	183,000
Long-term	246,453	220,907
Subordinated debt	118,989	118,989
Junior subordinated debt	51,547	51,547

Total borrowings	681,689	574,443

Total liabilities	1,815,186	1,649,013

Members’ equity
Common stock	197,784	197,891
Retained earnings
Unallocated	33,190	28,200
Accumulated other comprehensive loss	(10,988)	(3,328)

Total members’ equity	219,986	222,763

Total liabilities and members’ equity	$2,035,172	$1,871,776

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans and lease financing	$28,284	$30,037	$56,545	$61,576
Investment securities	1,474	1,940	3,192	3,897
Other interest income	474	746	968	1,463

Total interest income	30,232	32,723	60,705	66,936

Interest expense
Deposits	8,981	10,524	19,071	19,447
Short-term borrowings	2,209	4,306	4,568	9,921
Long-term debt, other borrowings and subordinated debt	4,785	6,111	10,315	12,158

Total interest expense	15,975	20,941	33,954	41,526

Net interest income	14,257	11,782	26,751	25,410

Provision for loan losses	2,805	438	4,489	51

Net interest income after provision for loan losses	11,452	11,344	22,262	25,359

Non-interest income
Gain on sale of loans	3,152	4,411	3,881	11,411
Servicing fees	1,514	1,136	2,587	2,232
Letter of credit fees	1,129	717	2,145	1,737
Prepayment fees	324	689	569	676
Real estate fees	160	390	312	776
Other	885	775	1,693	1,490

Total non-interest income	7,164	8,118	11,187	18,322

Non-interest expense
Compensation and employee benefits	9,035	9,390	17,297	18,300
Occupancy and equipment	1,762	2,017	3,522	4,192
Contractual services	1,309	1,878	2,367	3,127
Information systems	1,210	1,117	2,527	1,963
Corporate development	361	878	651	1,637
Travel and entertainment	306	383	560	693
Provision (credit) for losses on unfunded commitments	111	(261)	227	(196)
Lease termination costs	—	3,148	—	3,148
Deferred rent recognition related to lease termination	—	(1,860)	—	(1,860)
(Gain) loss on sale of investments available-for-sale	(11)	15	(7)	15
Lower of cost or market valuation allowance	(127)	1,003	(30)	804
Other	1,300	932	2,622	1,928

Total non-interest expense	15,256	18,640	29,736	33,751

Income before income taxes	3,360	822	3,713	9,930

Provision for income taxes	110	206	54	208

Net income	$3,250	$616	$3,659	$9,722

Distribution of net income
Patronage dividends	$—	$2,038	$—	$9,465
Retained earnings	3,250	(1,422)	3,659	257

	$3,250	$616	$3,659	$9,722

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the six months ended June 30,
(in thousands)
(Unaudited)

	2008	2007
Net income	$3,659	$9,722

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(7,751)	(1,479)
Tax effect	91	3

Comprehensive (loss) income	$(4,001)	$8,246

The accompanying notes are an integral part of these consolidated financial statements.
NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30,
(in thousands)
(Unaudited)

	2008	2007
Net income	$3,250	$616

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and non-certificated interest-only receivables	(1,525)	(1,458)
Tax effect	41	(4)

Comprehensive income (loss)	$1,766	$(846)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2008 and 2007
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763
Adjustment to initially apply SFAS 157 (Note 16)	—	—	1,224	—	1,224
Net income	—	—	3,659	—	3,659
Cancellation of stock	(107)	—	107	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(7,660)	(7,660)

Balance, June 30, 2008	$197,784	$—	$33,190	$(10,988)	$219,986

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income (Loss)	Equity
Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net income	—	—	9,722	—	9,722
Other dividends declared	—	—	(384)	—	(384)
2007 patronage dividends
To be distributed in cash	—	—	(3,862)	—	(3,862)
Retained in form of equity	—	5,603	(5,603)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,476)	(1,476)

Balance, June 30, 2007	$187,230	$15,931	$29,261	$(584)	$231,838

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(in thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$3,659	$9,722
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,489	51
Provision (credit) for losses on unfunded commitments	227	(196)
Amortization of interest-only receivables and servicing rights	5,779	5,462
Depreciation and amortization, other	1,688	438
Gain on sale of loans	(3,881)	(11,411)
(Gain) loss on sale of investments available-for-sale	(7)	15
Purchase of loans held-for-sale	(193,685)	(102,886)
Loans originated for sale, net of principal collections	(153,571)	(484,627)
Lower of cost or market valuation allowance	(30)	804
Net proceeds from sale of loans held-for-sale	382,975	514,660
Tenant improvement allowance	—	3,656
Lease termination incentive	—	3,148
Lease termination costs	—	(1,585)
Deferred rent recognition related to lease termination	—	(1,860)
Increase in other assets	(1,944)	(1,154)
Increase in other liabilities	1,234	967

Net cash provided by (used in) operating activities	46,933	(64,796)

Cash flows from investing activities
Increase in restricted cash	—	(132)
Purchase of investment securities
Available-for-sale	(45,848)	(13,765)
Proceeds from maturities of investment securities
Available-for-sale	31,130	9,637
Held-to-maturity	—	52
Proceeds from the sale of investment securities
Available-for-sale	12,592	1,060
Net increase in loans and lease financing	(215,416)	(37,965)
Purchase of portfolio loans	(27,591)	—
Purchase of premises and equipment	(444)	(7,501)

Net cash used in investing activities	(245,577)	(48,614)

Cash flows from financing activities
Net increase in deposits	60,177	163,528
Increase (decrease) in short-term borrowings	81,700	(42,200)
Net increase in long-term borrowings	25,000	—
Incurrence of financing costs	(62)	(50)
Other dividends paid	—	(386)

Net cash provided by financing activities	166,815	120,892

(Decrease) increase in cash and cash equivalents	(31,829)	7,482
Cash and cash equivalents, beginning of period	63,724	47,756

Cash and cash equivalents, end of period	$31,895	$55,238

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(in thousands)
(Unaudited)

	2008	2007
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to other real estate owned	$645	$—

Transfer of loans held-for-sale to loans and lease financing	$43,462	$—

Transfer of loans and lease financing to loans held-for-sale	$24,462	$—

Supplemental information:

Interest paid	$34,662	$39,789
Income taxes paid	$—	$434
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
1. BASIS OF PRESENTATION
     The interim consolidated financial statements presented in this Quarterly Report on Form 10-Q are in conformity with U.S. generally accepted accounting principles (GAAP), which have been applied on a consistent basis and follow general practices within the banking industry. In our opinion, these interim consolidated financial statements include all normal recurring adjustments necessary to fairly present NCB’s results of operations, financial condition and cash flows. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in NCB’s Annual Report on Form 10-K.
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
2. ACCOUNTING POLICIES AND ESTIMATES
     Management is required to make certain estimates, judgments and assumptions that it believes to be reasonable based upon information available. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net interest income, non-interest income and non-interest expense. While NCB believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
     NCB’s critical accounting policies and a summary of NCB’s significant accounting policies are disclosed in its Form 10-K. Additionally, NCB adopted the accounting guidance below in 2008.
Fair Value Measurements
     On January 1, 2008, NCB adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 16 — Fair Value Measurements).
     The provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” were also effective January 1, 2008. SFAS 159 allows NCB, at specified election dates, to measure certain financial instruments at fair value. During the second quarter of 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that are held-for-sale at fair value. Unrealized gains and losses for these identified loans are included in earnings. Electing to use fair value allows a better offset of the change in fair value of the loan and the derivative instruments used to hedge them without the burden of complying with the requirements of SFAS 133. Subsequent to the adoption of SFAS 159, loan origination costs for those loans where the fair value election was made are recognized in non-interest expense as incurred. Previously, these origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of gains on loan sales.
Staff Accounting Bulletin No. 109
     On January 1, 2008, NCB adopted Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 requires fair value measurements of derivatives or other written loan commitments recorded through earnings to include the future cash flows related to the loan’s servicing rights. SAB 109 also states that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment or to written loan commitments that are accounted at fair value through earnings.
     The application of these accounting standards had the effect of recognizing a gain of $1.4 million in the first six months of 2008 for loans that will not be funded or delivered until a date subsequent to June 30, 2008.

3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Cash	$22,231	$23,224
Cash equivalents	9,664	40,500

Total	$31,895	$63,724

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities as of June 30, 2008, is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$32,756	$—	$(4,378)	$28,378
U.S. Treasury and agency obligations	41,447	294	(66)	41,675
Corporate notes	651	6	—	657
Mutual funds	1,604	—	(185)	1,419
Mortgage-backed securities	30,268	58	(2,419)	27,907
Equity securities	51	27	—	78

Total	$106,777	$385	$(7,048)	$100,114

     The composition of available-for-sale investment securities as of December 31, 2007, is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$35,539	$65	$(1,776)	$33,828
U.S. Treasury and agency obligations	53,920	243	(117)	54,046
Corporate notes	5,830	46	(20)	5,856
Mutual funds	1,573	—	(115)	1,458
Mortgage-backed securities	10,482	3	(625)	9,860
Equity securities	52	66	—	118

Total	$107,396	$423	$(2,653)	$105,166

     NCB does not consider the unrealized losses as of June 30, 2008 to be other-than-temporary as described in further detail below.
Interest-only certificated receivables
     Interest-only certificated receivables substantially pertain to Cooperative Loans. The unrealized losses on NCB’s interest-only certificated receivables have been caused by changes in interest rates and changes in credit spreads at which these types of investments were originated. The certificated interest-only receivables were created when NCB sold loans directly into securitizations and the portion retained by NCB did not depend on the servicing work being performed. NCB believes that the credit quality of the loans that collateralize the interest-only certificated receivables is strong with no signs of weakness. Therefore, NCB believes that the changes in credit spreads are temporary. Because the decline in market value is attributable to changes in credit spreads and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity, NCB does not consider the certificated interest-only receivables to be other-than-temporarily impaired as of June 30, 2008.

U.S. Treasury and agency obligations, Corporate notes and Mutual funds
     As of June 30, 2008, NCB held U.S. Treasury and agency obligations and considers the decline in market value on these items to be interest-rate related. NCB considers the decline in market value on the mutual funds to be interest-rate related and also related to changes in credit spreads at which these investments were originated. Unless a significant credit rating downgrade occurs related to particular investments that would cause those investments to be sold below fair value, NCB has the ability and intent to hold the U.S. Treasury and agency obligations and mutual funds until a recovery of current fair value, which may be maturity, and thus concludes that individually, and as a group, the decline in market values are not other-than-temporary.
     NCB believes there is growing distress in the corporate note market place. Because of this growing distress and deterioration in pricing, NCB sold all interests in corporate notes, except for indirect holdings invested in a single mutual fund that invests in such assets, which were classified as available-for-sale at June 30, 2008. Two of the securities sold had unrealized loss positions at the March 31, 2008 balance sheet date. At March 31, 2008, NCB determined that the losses were not other-than-temporary, and that NCB had both the ability and intent to hold these securities until the losses could be recovered.
     NCB believes that the sale during the second quarter of 2008 of the two securities that had unrealized losses at March 31, 2008 does not invalidate the conclusions determined at March 31, 2008. This is supported by the fact that NCB sold all interests in corporate notes, except for indirect holdings invested in a single mutual fund that invests in such assets, not just the securities that previously had unrealized losses.
Mortgage-backed securities
     As of June 30, 2008, NCB held mortgage-backed securities issued by Freddie Mac and Fannie Mae as well as collateralized mortgage obligations issued by Morgan Stanley. NCB considers the decline in market value on both types of these securities to be related to changes in interest rates as well as to changes in credit spreads.
     For those mortgage-backed securities issued by Freddie Mac and Fannie Mae, NCB believes that the credit quality of the loans that collateralize the securities is strong with no signs of weakness. For the collateralized mortgage obligations issued by Morgan Stanley, the credit ratings and debt coverage ratios have remained stable and there have been no defaults.
     Because NCB’s mortgage-backed security portfolio does not have observable credit quality issues and NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity, the unrealized loss on this portfolio is considered temporary.
     During the six months ended June 30, 2008 and 2007, NCB sold available-for-sale securities with a par value of $12.6 million and $1.1 million, respectively. Of the $12.6 million sold during the six months ended June 30, 2008, $9.9 million were U.S. Treasury and agency obligations and $2.7 million were corporate notes.
     During the three months ended June 30, 2008 and 2007, NCB sold available-for-sale securities with a par value of $8.9 million and $1.1 million, respectively. Of the $8.9 million sold during the three months ended June 30, 2008, $6.2 million were U.S. Treasury and agency obligations and $2.7 million were corporate notes
     The composition of held-to-maturity investment securities as of June 30, 2008 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$417	$14	$—	$431
     The composition of held-to-maturity investment securities as of December 31, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$417	$14	$—	$431

5. LOAN SERVICING
     The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets.
     Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2008	2007
Balance at January 1	$5,346,251	$4,682,056
Additions	190,789	407,115
Loan payments and payoffs	(123,392)	(159,499)

Balance at June 30	$5,413,648	$4,929,672

     Refer to Note 18 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.
6. LOANS HELD-FOR-SALE
     Loans held-for-sale by category are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Consumer Loans	$2,383	$2,983
Commercial Loans	12,931	19,487
Real Estate Loans:
Residential	20,494	53,068
Commercial	—	15,411

Total	$35,808	$90,949

     Loans held-for-sale for which NCB has not elected the fair value option are recorded at the lower of cost or fair value. The unpaid principal balance of these loans for which the fair value option was not elected is $20.2 million as of June 30, 2008. As of December 31, 2007, NCB had not elected the fair value option for any of its loans held-for-sale. As of June 30, 2008, and December 31, 2007, respectively, NCB recorded a valuation allowance of $0.1 million and $2.3 million to reflect the current market pricing for NCB’s loans held-for-sale accounted for at the lower of cost of fair value. See Note 16 for a discussion of the valuation allowance recorded against those loans for which the fair value option has been elected.
     During the second quarter of 2008, NCB sold $24.5 million of Residential Real Estate Loans in an effort to reinvest the proceeds in higher earning assets. These loans had originally been held for investment.
     During the first quarter of 2008, $43.1 million of loans held-for-sale were transferred, at the lower of cost or fair value, to loans and lease financing. An expense of $0.3 million was charged through the lower of cost or market valuation allowance upon transfer, representing the write-down of the loans from their cost basis to fair value.

7. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Consumer Loans	$40,325	$16,898
Commercial Loans	621,511	555,974
Real Estate Loans:
Residential	802,323	749,868
Commercial	319,400	200,644
Leases	598	574

Total	$1,784,157	$1,523,958

     During the second quarter of 2008, NCB purchased $28.0 million of Community Association Loans, presented as a component of Commercial Loans.
8. IMPAIRED LOANS
     A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Total outstanding principal of loans considered impaired totaled $16.2 million and $13.3 million as of June 30, 2008, and December 31, 2007, respectively. The aggregate average balance of impaired loans was $15.0 million and $18.6 million for the six months ending June 30, 2008, and the year ending December 31, 2007, respectively. The interest income that was due, but not recognized, on impaired loans was $0.5 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, NCB had a specific allowance of $2.4 million related to $7.3 million of impaired loans and a general allowance of $1.3 million related to $8.9 million of impaired loans. As of December 31, 2007, NCB had a specific allowance of $2.2 million related to $7.4 million of impaired loans and a general allowance of $1.1 million related to $5.9 million of impaired loans. Reserves as of June 30, 2008 were deemed adequate to cover the estimated loss exposure related to the impaired loans.
     Of the $16.2 million of impaired loans as of June 30, 2008, $1.7 million was for a Commercial Loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter of 2007. The fair value of the loan is greater than the current outstanding principal balance as of June 30, 2008; therefore NCB has not reserved a specific allowance for this loan. NCB will continue to classify this loan as impaired until the borrower has sufficient cash flow to support its debt.
     As of June 30, 2008, there were no commitments to lend additional funds to borrowers whose loans were impaired.
9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the components of the allowance for loan losses as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
Specific allowance on impaired loans	$2,445	$2,198
General allowance on impaired loans	1,260	1,057
General allowance	17,683	14,459

Total allowance for loan losses	$21,388	$17,714

     The following is a summary of the activity in the allowance for loan losses during the six months ended June 30 (dollars in thousands):

	2008	2007
Balance at January 1	$17,714	$19,480

Charge-offs
Consumer Loans	(1,013)	(157)
Commercial Loans	(43)	(976)
Real Estate Loans (Commercial and Residential)	—	—

Total charge-offs	(1,056)	(1,133)

Recoveries
Consumer Loans	49	30
Commercial Loans	192	163
Real Estate Loans (Commercial and Residential)	—	—

Total recoveries	241	193

Net charge-offs	(815)	(940)

Provision for loan losses	4,489	51

Balance at June 30	$21,388	$18,591

     Of the $1.1 million of charge-offs for the six months ending June 30, 2008, $0.6 million was related to charge-offs of Consumer Loans to two borrowers. The $1.1 million of charge-offs for the six months ending June 30, 2007 includes $0.9 million related to a partial charge-off of one Commercial Loan to a grocery retailer.
     Of the $4.5 million provision for loan losses for the six months ended June 30, 2008, $1.7 million was related to Commercial Loans, $1.6 million was related to Real Estate Loans and $1.2 million was related to Consumer Loans.
     Unfunded Commitments
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
     The following is a summary of the activity in the reserve for losses on the unfunded commitments of the letters of credit, described above, which is included in other liabilities (dollars in thousands):

2008
Balance at January 1	$2,016
Provision for losses on unfunded commitments	227

Balance at June 30	$2,243

2007
Balance at January 1	$1,528
Credit for losses on unfunded commitments	(196)

Balance at June 30	$1,332

10. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	June 30,	December 31,
	2008	2007
Non-certificated interest-only receivables, at fair value	$24,832	$29,932
Premises and equipment, net	14,539	15,131
Mortgage servicing rights	13,683	13,420
Accrued interest receivable	10,867	11,162
Valuation of letters of credit	9,778	9,961
Federal Home Loan Bank stock	9,522	9,274
Equity method investments	3,174	2,735
Derivative assets	3,064	982
Debt issuance costs	2,894	3,343
Prepaid assets	2,676	1,635
Loan related receivables	1,972	2,478
Other	7,168	5,223

Total other assets	$104,169	$105,276

11. DEPOSITS
     Deposits consisted of the following as of (dollars in thousands):

	June 30, 2008		December 31, 2007
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$50,581	—	$41,591	—
Interest-bearing demand deposits	261,288	1.24%	275,238	3.24%
Savings deposits	7,925	0.47%	6,637	0.75%
Certificates of deposit	768,037	3.99%	703,986	4.85%

Total deposits	$1,087,831	3.11%	$1,027,452	4.19%

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $552.5 million and $549.4 million as of June 30, 2008 and December 31, 2007, respectively.
     As of June 30, 2008 and December 31, 2007, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Within 3 months	$103,741	$138,179
Over 3 months through 6 months	99,115	116,228
Over 6 months through 12 months	147,629	95,969
Over 12 months	202,005	198,976

Total certificates of deposit	$552,490	$549,352

   The cash flow to satisfy maturing certificates is derived from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $95.4 million at June 30, 2008.

     Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest-bearing demand deposits	$1,125	$2,785	$2,884	$4,914
Savings deposits	9	22	19	43
Certificates of deposit	7,847	7,717	16,168	14,490

Total deposit interest expense	$8,981	$10,524	$19,071	$19,447

12. BORROWINGS
     NCB has other borrowings than those discussed below. Refer to NCB’s Annual Report on Form 10-K for a full discussion on all of NCB’s borrowings. The following are highlights of NCB’s borrowings.
     NCB had a $350.0 million committed revolving line of credit agreement as of June 30, 2008, of which $137.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of June 30, 2008. As of December 31, 2007, $111.0 million was outstanding on the revolving line of credit with $5.4 million issued in letters of credit thereunder. The revolving line of credit agreement matures in April 2011.
     In addition, as of June 30, 2008 and December 31, 2007, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding.
     On May 15, 2008, NCB redeemed all $15.0 million of its outstanding Medium Term Notes.
     NCB’s long-term debt, as disclosed on its balance sheet, includes $20.0 million of FHLB advances due June 2009 and $50.0 million of privately placed debt due January 2009.
     NCB’s subordinated debt, as disclosed on its balance sheet, includes $2.5 million Class A Notes due December 2008.
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
     NCB, FSB’s capital exceeded the minimum capital requirements as of June 30, 2008 and December 31, 2007. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) as of June 30, 2008 and December 31, 2007 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Tangible Capital (to tangible assets)	$152,049	10.36%	$22,018	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$163,665	12.73%	$102,879	8.00%	$128,599	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$151,580	11.79%	N/A	N/A	$77,159	6.00%
Core Capital (to adjusted tangible assets)	$152,049	10.36%	$58,714	4.00%	$73,392	5.00%

As of December 31, 2007:
Tangible Capital (to tangible assets)	$127,684	9.86%	$19,425	1.50%	N/A	N/A
Total Risk-Based Capital (to risk- weighted assets)	$136,659	12.46%	$87,721	8.00%	$109,651	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$127,194	11.60%	N/A	N/A	$65,791	6.00%
Core Capital (to adjusted tangible assets)	$127,684	9.86%	$51,800	4.00%	$64,750	5.00%
     The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified NCB, FSB that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2008, no such limitations or restrictions existed.
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
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $9.5 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.8 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of June 30, 2008. A liability of $9.8 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $10.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2007.
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
		December 31,			December 31,
	June 30, 2008	2007	June 30, 2008		2007
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$894,130	$879,718	$4,471		$4,399
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$4,458	$5,912	$88	(1)	$(32)
Cooperative and Commercial Real Estate Loans	$57,647	$38,055	$945	(1)	$(546)
Standby letters of credit	$295,746	$280,959	$12,024		$13,165

(1)	Effective January 1, 2008, NCB valued rate lock commitments (that are ultimately intended for sale after the loan was funded) in accordance with SFAS 157 and SAB 109. See Note 16.
     NCB had a general reserve of $1.9 million and a specific reserve of $0.3 million as of June 30, 2008 to cover its loss exposure to unfunded commitments. As of December 31, 2007, NCB had a general reserve of $2.0 million for the same purpose.
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
     Operating results related to the activities entered into to hedge (both economically and for accounting purposes) changes in fair value attributable to changes in benchmark interest rates related to loans held for sale, rate lock commitments, designated and undesignated derivatives and other non-hedging derivatives are summarized below for the three and six months ended June 30 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Unrealized gain on designated derivatives(1)	$279	$8,495	$1,301	$8,375
Decrease in value of warehouse loans(2)	(281)	(8,786)	(1,380)	(8,669)

Net hedge ineffectiveness(3)	(2)	(291)	(79)	(294)

Unrealized (loss) gain on undesignated loan commitments recognized(4)	(171)	(251)	750	(347)
Gain on undesignated derivatives recognized(5)	886	858	775	1,580

Net gain on undesignated derivatives	715	607	1,525	1,233

Unrealized gain (loss) on non-hedging derivatives(6)	296	(86)	889	(238)
Basis adjustment upon transfer of loans from loans held-for-sale to loans and lease financing(7)	—	—	1,825	—

Net SFAS 133 adjustment	$1,009	$230	$4,160	$701

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in fair value of the swap derivative over the period presented. Excludes interest rate swaps hedging debt, accounted for using the shortcut method under SFAS 133. Net hedge ineffectiveness is not impacted by shortcut method accounting.

(2)	Quantifies the change in the fair value of the loans (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in fair value of the hedged item is not offset by the change in fair value of the derivative.

(4)	Quantifies the change in value of the loan commitment in accordance with SFAS 157.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.

(7)	During the first quarter of 2008, NCB transferred $43.1 million of loans from loans held-for-sale to loans and lease financing. This balance represents the change in value of these loans from December 31, 2007 to the date of transfer.
     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $1.2 million as of June 30, 2008. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
     In the first quarter of 2008, NCB entered into a CMBS Index Swap (“CIS”), a type of credit hedge. The CIS is designed to protect the change in the underlying value of saleable mortgage loans as a result of widening investor spreads. NCB has approved the CIS as one of the financial instruments that it can use for purposes of managing interest rate risk for NCB or any of its customers. The CIS was not designated as a fair value hedge and changes in fair value were recorded in earnings. NCB terminated the CIS during the second quarter of 2008.
     The estimated fair values of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments are recorded as a component of other assets and other liabilities on the consolidated balance sheet. The estimated fair values of the CIS are recorded in earnings.
     The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments as of June 30, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2008	2007	2008	2007
Financial futures contracts	$—	$27,000	$—	$(12)
Interest rate swap agreements related to debt	$85,000	$100,000	$1,453	$(2,359)
Interest rate swap agreements related to loans and loan commitments	$7,594	$313,126	$(452)	$8,641
Forward sales commitments:
Single-family Residential and Share Loans	$8,463	$19,141	$27	$157
Cooperative and Multifamily Loans	$68,952	$18,395	$340	$(151)
16. FAIR VALUE MEASUREMENTS
     NCB adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 allows NCB, at specified election dates, to measure certain financial instruments at fair value. During the second quarter of 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Unrealized gains and losses for these identified loans were included in earnings. Electing to use fair value allows a better offset of the change in fair value of the loan and the derivative instruments used to hedge them without the burden of complying with the requirements of SFAS 133. Subsequent to the adoption of SFAS 159, loan origination costs for those loans where the fair value election was made were recognized in non-interest expense as incurred. Previously, these origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of gains on loan sales. Of the $20.5 million Residential Real Estate Loans held-for-sale disclosed in Note 6, the contractual principal amount of loans for which NCB has elected the fair value option under SFAS 159 totaled $15.6 million at June 30, 2008. The difference in fair value of these loans compared to their principal balance was $0.4 million and was recorded in gain on sale of loans during the three and six months ended June 30, 2008. The fair value option was not elected for the remaining $4.5 million Residential Real Estate Loans disclosed in Note 6.

     SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that NCB has the ability to access.

•	Level 2 — Financial assets and liabilities whose values are based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 — Financial assets and liabilities whose values are based on inputs that are both unobservable and significant to the overall valuation.
             A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value effective January 1, 2008:
•	Certificated and Non-Certificated Interest-Only-Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available regarding the valuation of NCB’s interest-only receivables.

•	U.S. Treasury and Agency Obligations — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.

•	Corporate Notes, Mutual Funds and Mortgage-Backed Securities — reported at fair value utilizing Level 2 inputs. As quoted market prices in actively traded markets are not available, fair values are estimated by using pricing models and quoted prices of securities with similar characteristics. Collateralized Mortgage Obligations, a component of Mortgage-Backed Securities that NCB holds, are not traded in active markets and there is little secondary market data that can be used. Therefore the assumptions used in the determination of the fair value of Collateralized Mortgage Obligations are considered Level 3.

•	Equity Securities — traded in active markets; therefore, the pricing inputs are considered Level 1.

•	Derivative Instruments — exchange-traded derivative instruments (e.g. financial futures contracts) are reported at fair value utilizing quoted prices and are therefore classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, NCB’s derivative positions are valued using models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps.

•	Loans Held-For-Sale — NCB’s loans held-for-sale, for which the fair value option has been elected, are reported at fair value using discounted cash flow models which incorporates quoted observable prices from market participants. Therefore, NCB classifies these loans held-for-sale as Level 2.

     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008

Assets
Certificated interest-only receivables	$—	$—	$28,378	$28,378
U.S. Treasury and agency obligations	41,675	—	—	41,675
Corporate notes	—	657	—	657
Mutual funds	—	1,419	—	1,419
Mortgage-backed securities	—	21,883	6,024	27,907
Equity securities	78	—	—	78
Derivative instruments	—	3,064	—	3,064
Non-certificated interest-only receivables	—	—	24,832	24,832
Loans held-for-sale	—	16,403	—	16,043

Total	$41,753	$43,066	$59,234	$144,053

Liabilities
Derivatives	$—	$664	$—	$664

Total	$—	$664	$—	$664

   The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (dollars in thousands):

	Certificated	Non-certificated	Collateralized
	Interest-Only	Interest-Only	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(2,667)	(3,328)	(1,074)
Purchases, issuances, settlements and fundings	—	504	—
Write down of asset due to prepayment	—	(1)
Transfers in and/or out of Level 3	—	—	—
Amortization	(2,783)	(2,275)	(157)

Balance at June 30, 2008	$28,378	$24,832	$6,024

     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

     The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of June 30, 2008:
•	Loans Held-For-Sale — NCB’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. NCB determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies these loans held-for-sale as Level 3.

•	Mortgage servicing rights (“MSRs”) — NCB’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, NCB estimates the fair value of MSRs using discounted cash flow (“DCF”) models that calculate the present value of estimated future net servicing income. The model considers and incorporates individual loan characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. NCB reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. As the valuation inputs are largely unobservable, MSRs are classified within Level 3 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

•	Impaired Loans — NCB’s impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.
     The following table summarizes the fair value of instruments measured on a non-recurring basis as of June 30, 2008 (dollars in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008

Assets
Loans held-for-sale	$—	$—	$3,924	$3,924	(1)
Mortgage servicing rights	—	—	1,006	1,006	(2)
Impaired loans	—	—	7,262	7,262	(3)

Total	$—	$—	$12,192	$12,192

(1)	Only mortgage loans with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)	Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date.

(3)	The fair value of the impaired loans only includes those loans that were evaluated under SFAS 114.
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
     The following is the segment reporting for the six months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$18,208	$20,202	$4,232	$15,920	$2,143	$60,705
Interest expense	9,865	10,770	2,367	8,794	2,158	33,954

Net interest income	8,343	9,432	1,865	7,126	(15)	26,751

Provision for loan losses	1,257	2,428	—	804	—	4,489

Non-interest income	3,094	2,384	4,000	1,079	630	11,187

Non-interest expense:
Direct expense	2,700	1,503	2,905	1,227	12,147	20,482
Overhead and support	2,971	1,639	3,175	1,469	—	9,254

Total non-interest expense	5,671	3,142	6,080	2,696	12,147	29,736

Income (loss) before taxes	$4,509	$6,246	$(215)	$4,705	$(11,532)	$3,713

Total average assets	$503,391	$607,127	$135,449	$529,917	$183,198	$1,959,082

Total assets	$512,562	$739,370	$92,502	$536,021	$154,717	$2,035,172

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$20,031	$17,524	$12,140	$14,636	$2,605	$66,936
Interest expense	10,693	9,755	9,599	9,262	2,217	41,526

Net interest income	9,338	7,769	2,541	5,374	388	25,410

(Credit) provision for loan losses	(720)	379	—	392	—	51

Non-interest income	2,144	2,308	12,244	604	1,022	18,322

Non-interest expense:
Direct expense	3,949	1,797	2,571	1,729	13,145	23,191
Overhead and support	4,416	1,950	2,264	1,930	—	10,560

Total non-interest expense	8,365	3,747	4,835	3,659	13,145	33,751

Income (loss) before taxes	$3,837	$5,951	$9,950	$1,927	$(11,735)	$9,930

Total average assets	$451,351	$464,412	$380,476	$488,777	$142,233	$1,927,249

Total assets	$461,612	$470,119	$393,331	$495,657	$140,802	$1,961,521

The following is the segment reporting for the three months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$8,602	$10,754	$1,685	$8,235	$956	$30,232
Interest expense	4,429	5,377	953	4,222	994	15,975

Net interest income	4,173	5,377	732	4,013	(38)	14,257

Provision for loan losses	1,333	1,042	—	430	—	2,805

Non-interest income	1,728	1,379	3,215	591	251	7,164

Non-interest expense:
Direct expense	1,360	751	1,481	558	6,580	10,730
Overhead and support	1,497	797	1,591	641	—	4,526

Total non-interest expense	2,857	1,548	3,072	1,199	6,580	15,256

Income (loss) before taxes	$1,711	$4,166	$875	$2,975	$(6,367)	$3,360

Total average assets	$508,498	$668,708	$113,543	$541,609	$187,541	$2,019,899

Total assets	$512,562	$739,370	$92,502	$536,021	$154,717	$2,035,172

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,827	$8,700	$5,625	$7,274	$1,297	$32,723
Interest expense	5,209	4,991	4,746	4,778	1,217	20,941

Net interest income	4,618	3,709	879	2,496	80	11,782

Provision for loan losses	346	7	—	85	—	438

Non-interest income	951	1,368	4,933	311	555	8,118

Non-interest expense:
Direct expense	2,150	966	1,246	846	6,950	12,158
Overhead and support	2,830	1,332	1,190	1,130	—	6,482

Total non-interest expense	4,980	2,298	2,436	1,976	6,950	18,640

Income (loss) before taxes	$243	$2,772	$3,376	$746	$(6,315)	$822

Total average assets	$450,221	$476,429	$366,422	$491,558	$147,855	$1,932,485

Total assets	$461,612	$470,119	$393,331	$495,657	$140,802	$1,961,521

18. LOAN SALES AND SECURITIZATIONS
     NCB sells loans in the whole loan and securitization markets. When NCB sells loans, it generally continues to retain the mortgage servicing rights and, depending on the nature of the sale, may also continue to retain interest-only securities (retained interests).
     NCB did not sell any loans through securitized transactions during the six months ended June 30, 2008. During the six months ended June 30, 2007, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitized transactions. The net proceeds from NCB’s sales of loans through securitized transactions were $200.7 million and generated a total of $2.0 million in retained interests for the six months ended June 30, 2007.
     During the six months ended June 30, 2008 and 2007, NCB sold loans through whole loan or non-securitized transactions. Net proceeds from loan sale activity related to non-securitized transactions were $188.7 million and generated a total of $1.5 million in retained interests for the six months ended June 30, 2008. The net proceeds from the sale of these loans were $212.8 million and generated a total of $2.6 million in retained interests for the six months ended June 30, 2007.
     NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $194.3 million and $101.1 million for the six months ended June 30, 2008 and 2007, respectively.
     In total, NCB generated a gain on the sale of loans of $3.9 million and $11.4 million for the six months ended June 30, 2008 and 2007, respectively. NCB generated a gain on the sale of loans of $3.2 and $4.4 million for the three months ended June 30, 2008 and 2007, respectively.
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

     Activity related to MSRs for the six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2008		2007
Balance at January 1	$13,420		$9,362
Additions	984		2,213
Amortization	(875)		(565)
Change in valuation allowance	154	(1)	—

Balance at June 30	$13,683		$11,010

(1)	This represents a recovery of value of previously impaired MSR’s. The recovery recorded does not exceed the amortized cost.
     As of June 30, 2008 and December 31, 2007 the MSR balance relating to the servicing of Share and Single-family Residential Loans was $3.0 million and $2.9 million, respectively. As of June 30, 2008 and December 31, 2007 the MSR balance relating to the servicing of all other loans was $10.7 million and $10.5 million, respectively.
     Changes in the valuation allowance for MSRs for the six months ended June 30 were as follows (dollars in thousands):

	2008	2007
Balance at January 1	$239	$—
Additional write-downs	138	—
Recoveries	(292)	—

Balance at June 30	$85	$—

     Considerable judgment is required to determine the fair value of NCB’s retained interests because these assets have Level 3 inputs under SFAS 157.
     Key economic assumptions used in determining the fair value of MSRs at the time of sale for the six months ended June 30, are as follows:

	2008	2007
Weighted-average life (in years):
Share and Single-family Residential Loans	4.6	5.4
Multifamily, Cooperative and Commercial Real Estate Loans	7.0	8.6

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	23.8%	19.1%
Multifamily, Cooperative and Commercial Real Estate Loans	5.0%	4.0%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	10.2%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	4.2%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	3.5%	5.4%

     Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of June 30, 2008, and December 31, 2007, and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,478	$4,277
Multifamily, Cooperative and Commercial Real Estate Loans	$13,344	$13,969

Weighted-average life (in years):
Share and Single-family Residential Loans	5.8	5.3
Multifamily, Cooperative and Commercial Real Estate Loans	6.9	7.3

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	17.6%	20.2%
Multifamily, Cooperative and Commercial Real Estate Loans	3.1%	2.9%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(222)	$(180)
Multifamily, Cooperative and Commercial Real Estate Loans	$(89)	$(69)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(425)	$(343)
Multifamily, Cooperative and Commercial Real Estate Loans	$(176)	$(137)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(137)	$(117)
Multifamily, Cooperative and Commercial Real Estate Loans	$(434)	$(486)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(267)	$(228)
Multifamily, Cooperative and Commercial Real Estate Loans	$(847)	$(947)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	4.0%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	3.5%	4.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(93)	$(120)
Multifamily, Cooperative and Commercial Real Estate Loans	$(556)	$(597)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(185)	$(240)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,112)	$(1,194)

Interest-Only Receivables
     Activity related to interest-only receivables for the six months ended June 30, 2008 and 2007 is as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2008	2007
Balance at January 1 at fair value	$33,828	$39,950
Additions	—	1,107
Amortization	(2,783)	(2,650)
Change in mark-to-market	(2,667)	(948)
Writedown of asset due to prepayment	—	(19)

Balance at June 30 at fair value	$28,378	$37,440

	Non-certificated Interest-Only
	Receivables
	2008	2007
Balance at January 1 at fair value	$29,932	$33,053
Additions	504	1,339
Amortization	(2,275)	(2,178)
Change in mark-to-market	(3,328)	(635)
Writedown of asset due to prepayment	(1)	(50)

Balance at June 30 at fair value	$24,832	$31,529

     Because the decline in market value is attributable to changes in credit spreads and not credit quality and because NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity, NCB does not consider its interest-only receivables to be other-than-temporarily impaired as of June 30, 2008.
     For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables are the discount rate and the life of the estimated cash flows which are as follows:

	June 30,
	2008	2007
Weighted-average life (in years)	9.7	8.5
Weighted-average annual discount rate	11.57%	6.26%
     The increase in the discount rate is attributable to an increase in the investor spreads that would be demanded if these interest-only receivables were sold as of June 30, 2008.

     Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of June 30, 2008 and December 31, 2007, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Fair value	$53,210	$63,760
Weighted-average life (in years)	6.3	6.5
Weighted average annual discount rate	11.98%	8.12%
Impact on fair value of 10% adverse change	$(1,712)	$(1,574)
Impact on fair value of 20% adverse change	$(3,331)	$(3,084)
     At June 30, 2008 and December 31, 2007, the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.6 billion and $4.5 billion, respectively. As of June 30, 2008, there was $2.0 million or less than 0.1% of delinquent loans. As of December 31, 2007 there was $4.9 million or 0.1% of delinquent loans.
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
     The following table summarizes the cash flows received from loan sale activity and retained interests for the six months ended June 30, (dollars in thousands):

	2008	2007
Net proceeds from loans sold through securitizations	$—	$200,718
Net proceeds from other loan sale activity	$188,690	$212,842
Net proceeds from auto loan sale activity	$194,285	$101,100
Servicing fees received	$3,460	$2,797
Cash flows received on interest-only receivables	$7,075	$7,581
19. NEW ACCOUNTING STANDARDS
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
     At its July 30, 2008 meeting the FASB proposed the following regarding SFAS 140:
     (i) To remove the concept of a “qualifying special-purpose entity” (QSPE) from both Statement 140 and FASB Interpretation (FIN) No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.
     (ii) To amend the derecognition criteria in Statement 140 to improve financial reporting in the short term and to consider working on a joint derecognition research project with the International Accounting Standards Board. Specifically: (a) paragraph 9(a) is expected to be clarified to require that the transferred financial assets must be beyond the reach of the transferor or any of its consolidated affiliates; and (b) paragraph 9(c) is expected to be amended to include an additional criterion that states that if the transferor constrains the transferee, the transferor maintains effective control over the transferred assets. This change incorporates similar requirements from current paragraph 9(b) relating to QSPEs, which is scheduled to be eliminated.
     (iii) Only an entire financial asset or a participating interest of an individual financial asset will be eligible for derecognition. The participating interest may not be an interest in an equity instrument, a derivative financial instrument, or a hybrid financial instrument with an embedded derivative not clearly and closely related to the original financial asset.
     The proposed effective date for these amendments will be January 1, 2010 and will only apply to asset transfers made after January 1, 2010, except that existing QSPEs will be required to be evaluated for consolidation under FIN No. 46 (R). As a result, new QSPEs may continue to be created through December 31, 2009.
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
     NCB’s financial results, particularly its gain on loan sales, have been substantially impacted by changes in market conditions in the commercial mortgage-backed securities (“CMBS”) marketplace. The origination and sale of loans into the CMBS market had been a strong source of income for NCB. NCB believes that in time the CMBS market may recover and origination and loan sale profitability may return to levels of recent years; but in the interim NCB has made the following strategic changes to its business model to counter these deteriorating conditions:
1.	NCB expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. This has allowed NCB to offset market risk by more rapidly selling loans upon their origination.

2.	NCB has focused its Commercial Real Estate lending on loans that will be retained on its balance sheet.

3.	NCB transferred $43.1 million of Commercial Real Estate loans and Community Association Loans from loans held-for-sale to loans and lease financing in the first quarter of 2008 as the market for these loans was extremely limited.

4.	During the second quarter of 2008, NCB sold $24.5 million of Share and Single-family Residential Real Estate Loans in an effort to generate non-interest income through gain on sale of loans and reinvest the proceeds in higher earning assets. These loans had originally been held for investment. In addition, during the six months ending June 30, 2008, NCB sold $12.6 million of investment securities in an effort to obtain cash and reinvest those proceeds in higher earning assets as well. Using these proceeds, NCB purchased $28.0 million of Community Association Loans during the second quarter of 2008.

Despite very challenging market conditions, NCB continues to believe that:
•	There is no current or foreseeable evidence of credit quality deterioration in NCB’s saleable portfolios

•	Market demand for Cooperative and Multifamily Loans remains strong

•	Credit quality of NCB’s borrowers remains at an acceptable level with regard to non-performing and classified assets

•	Sales channels continue to exist for NCB’s loans held-for-sale

•	NCB has no recourse obligation for losses related to loans sold to third parties

Financial Performance Highlights for the six months ended June 30, 2008
•	Deposit growth of 5.9% from December 31, 2007.

•	Solid credit quality — Non-performing assets of 0.8% of total assets as of June 30, 2008 and 0.7% as of December 31, 2007.

•	Loan and lease financing growth of $217.1 million or 14.2% (net of $43.1 million transfer of loans held-for-sale).
Results of Operations
For the six months ended June 30, 2008 compared to the six months ended June 30,
2007 Overview
     NCB’s net income for the six months ended June 30, 2008 was $3.7 million. This was a 62.4% or $6.0 million decrease compared to $9.7 million for the six months ended June 30, 2007. The primary factors affecting the decrease in net income were a $7.5 million decrease in gain on sale of loans and a $4.4 million increase in the provision for loan losses partially offset by a $4.0 million decrease in non-interest expense.
     Total assets increased 8.7% or $163.4 million to $2.04 billion as of June 30, 2008, from $1.87 billion as of December 31, 2007.
     The annualized return on average total assets was 0.4% and 1.0% for the six months ended June 30, 2008 and 2007, respectively. The annualized return on average members’ equity was 3.3% and 8.5% for the six months ended June 30, 2008 and 2007, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended June 30,		For the six months ended June 30,
Profitability	2008	2007	2008	2007

Net interest income	$14,257	$11,782	$26,751	$25,410
Net yield on interest earning assets	2.93%	2.49%	2.84%	2.70%
Non-interest income	$7,164	$8,118	$11,187	$18,322
Non-interest expense	15,256	18,640	29,736	33,751
Net income	3,250	616	3,659	9,722

Return on average assets	0.6%	0.1%	0.4%	1.0%
Return on average members’ equity	5.9%	1.1%	3.3%	8.5%
Efficiency ratio	71.2%	93.7%	78.4%	77.2%

		December 31,
Supplemental Data	June 30, 2008	2007

Loans held-for-sale	$35,808	$90,949
Loans and lease financing	1,784,157	1,523,958
Total assets	2,035,172	1,871,776
Total borrowings	681,689	574,443

Full time equivalent employees	313	327

Average members’ equity as a percentage of average total assets	11.3%	11.8%
Average members’ equity as a percentage of average total loans and lease financing	12.9%	13.3%

Net average loans and lease financing to average total assets	86.3%	87.6%
Net average earning assets to average total assets	95.3%	96.1%

		December 31,
Credit Quality	June 30, 2008	2007

Allowance for loan losses	$21,388	$17,714
Allowance for loan losses to loans outstanding	1.2%	1.1%
Provision for loan losses	$4,489	$152
Impaired assets	16,234	13,324
Real estate owned	956	310
Total non-performing assets	17,190	13,634
Non-performing assets as a percentage of total assets	0.8%	0.7%

Net Interest Income
     Net interest income for the six months ended June 30, 2008, increased $1.3 million or 5.3% to $26.8 million compared with $25.4 million for the six months ended June 30, 2007. The net yield on interest earning assets increased from 2.70% for the six months ended June 30, 2007, to 2.84% for the same period in 2008.
     For the six months ended June 30, 2008, interest income decreased by 9.3% or $6.2 million to $60.7 million compared with $66.9 million for the six months ended June 30, 2007. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from June 30, 2007 to June 30, 2008 contributing $5.6 million to the decrease.
     Interest income from Real Estate (Residential and Commercial) Loans decreased $4.1 million or 10.9%. A decrease in average balances of $85.1 million or 7.4% contributed $2.7 million to the decrease, while a decrease in the yield from 6.60% in 2007 to 6.35% in 2008 contributed $1.4 million. Consumer and Commercial Loans and Lease interest income decreased $0.9 million or 3.8%. The decrease in the yield from 8.47% in 2007 to 7.06% in 2008 contributed $4.2 million to the decrease in income, while an increase in average balances of $85.4 million or 15.4% offset $3.3 million of the year-over-year decrease. For the six months ended June 30, 2007, the recognition of $1.1 million of interest income from a loan previously in non-accrual status accounted for 78 basis points of the Consumer and Commercial Loan and Lease average yield for 2007. Also, during the second quarter of 2008, NCB purchased $28.0 million of Community Association Loans, a component of Commercial Loans. Interest income from investment securities and cash equivalents decreased by $0.7 million. A decrease in the yield from 5.55% in 2007 to 4.29% in 2008 contributed $0.9 million to the year-over-year decrease in investment securities interest income, while a $8.5 million or 6.1% increase in average balances partially offset the decrease by $0.2 million.
     Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $1.0 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively.
     Interest expense for the six months ended June 30, 2008, decreased $7.5 million or 18.2% from $41.5 million for the six months ended June 30, 2007 to $34.0 million for the six months ended June 30, 2008.
     Interest expense on deposits for the six months ended June 30, 2008, decreased $0.3 million or 1.9% from $19.4 million in 2007 to $19.1 million in 2008. The average cost of deposits decreased by 48 basis points from 4.27% to 3.79% contributing $2.3 million to the decrease in interest expense. This was due to the Federal Reserve cuts in short-term interest rates, though this was partially offset by the strong competition for deposits. Average deposit balances for the six months ended June 30, 2008 grew by $95.8 million or 10.5% from 2007 to 2008 partially offsetting the $2.3 million decrease, which was attributed to yield, by $2.0 million.
     Interest expense on short-term borrowings for the six months ended June 30, 2008 decreased by $5.3 million or 54.0% from $9.9 million in 2007 to $4.6 million in 2008. The average cost of short-term borrowing decreased from 5.91% to 3.63% accounting for $3.3 million of the decrease in interest expense. An $84.5 million decrease in average short-term borrowings contributed $2.0 million to the year-over-year decrease in interest expense.
     For the six months ended June 30, 2008 interest expense on long-term debt, other borrowings and subordinated debt decreased $1.8 million or 15.2%. The average cost of borrowing decreased 95 basis points, again as the result of a general decrease in interest rates, from 6.22% to 5.27% accounting for the majority of the decrease in interest expense.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the six months ended June 30, 2008.

Table 1
Changes in Net Interest Income
For the six months ended June 30,
(Dollars in thousands)

	2008 Compared to 2007
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(2,755)	$(1,390)	$(4,145)
Consumer and Commercial Loans and Leases	3,314	(4,200)	(886)

Total loans and lease financing	559	(5,590)	(5,031)
Investment securities and cash equivalents	209	(914)	(705)
Other interest income	(193)	(302)	(495)

Total interest income	576	(6,807)	(6,231)

Interest Expense
Deposits	1,931	(2,307)	(376)
Short-term borrowings	(2,015)	(3,338)	(5,353)
Long-term debt, other borrowings and subordinated debt	5	(1,848)	(1,843)

Total interest expense	(78)	(7,494)	(7,572)

Net interest income	$654	$687	$1,341

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the six months ended June 30,
(Dollars in thousands)

	2008			2007
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,071,195	$34,028	6.35%	$1,156,254	$38,173	6.60%
Consumer and Commercial Loans and Leases*	638,165	22,517	7.06%	552,773	23,403	8.47%

Total loans and lease financing*	1,709,360	56,545	6.62%	1,709,027	61,576	7.21%
Investment securities and cash equivalents	148,815	3,192	4.29%	140,311	3,897	5.55%
Other interest income	27,627	968	7.01%	32,431	1,463	9.02%

Total interest earning assets	1,885,802	60,705	6.44%	1,881,769	66,936	7.11%

Allowance for loan losses	(18,747)			(18,640)

Non-interest earning assets
Cash	9,609			6,743
Other	82,418			57,377

Total non-interest earning assets	92,027			64,120

Total assets	$1,959,082			$1,927,249

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,006,468	$19,071	3.79%	$910,627	$19,447	4.27%
Short-term borrowings	251,404	4,568	3.63%	335,860	9,921	5.91%
Long-term debt, other borrowings and subordinated debt	391,165	10,315	5.27%	390,978	12,158	6.22%

Total interest bearing liabilities	1,649,037	33,954	4.12%	1,637,465	41,526	5.07%

Other liabilities	89,505			60,784
Members’ equity	220,540			229,000

Total liabilities and members’ equity	$1,959,082			$1,927,249

Net interest earning assets	$236,765			$244,304

Net interest revenues and spread		$26,751	2.32%		$25,410	2.04%
Net yield on interest earning assets			2.84%			2.70%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the six
	months ended June 30,
	2008	2007
Gain on sale of loans	$3,881	$11,411
Servicing fees	2,587	2,232
Letter of credit fees	2,145	1,737
Prepayment fees	569	676
Real estate fees	312	776
Other	1,693	1,490

Total	$11,187	$18,322

     Total non-interest income decreased $7.1 million or 38.9% from $18.3 million during the six months ended June 30, 2007, to $11.2 million for the six months ending June 30, 2008. This was driven by a decrease of $7.5 million in gain on sale of loans from a gain of $11.4 million for the six months ended June 30, 2007, to a gain of $3.9 million for the six months ending June 30, 2008, as a result of the effect of the financial market volatility in NCB’s pricing of its loans held-for-sale at origination and at the time of sale.
     The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans decreased from a gain of 2.57% in the first six months of 2007 to a gain of 0.68% in the first six months of 2008.
     NCB, in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Effective January 1, 2008, fair value is determined pursuant to SFAS 157 (commitments existing at January 1, 2008 and new commitments subsequent to January 1, 2008) and SAB 109 (only new commitments executed subsequent to January 1, 2008).
     Prior to the adoption of SAB 109 and SFAS 157, the fair value of the interest rate lock commitments recorded in earnings considered only the effects of market interest rate changes and changes in market spreads between the date of the rate lock and either the loan closing date or the balance sheet date. SFAS 157 and SAB 109 require, in addition to these elements of fair value, consideration of the difference between retail and secondary market or investor spreads as well as the expected cash flows from servicing activities. The application of these accounting standards had the effect of recognizing a gain of $1.3 million in the first six months of 2008 for loans that will not be funded or delivered until a date subsequent to June 30, 2008.
     The transition provisions of SFAS 157 provide for retrospective application to, amongst others, financial instruments that were measured at fair value at initial recognition using a transaction price in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. NCB’s interest rate lock commitments were measured at inception at the transaction price. Upon adoption of SFAS 157 the difference between the carrying amount and fair value of these instruments was recognized as a cumulative effect adjustment to the beginning balance of retained earnings. The amount of the cumulative effect adjustment was a credit to retained earnings of $1.2 million. But for the adoption of SFAS 157, and excluding the effects of expected changes in market interest rates and market spreads for comparable loan commitments between January 1, 2008 and the date the loan was closed and delivered to an investor, this amount would have been recorded in gain on sale of loans.

     The following table shows the unpaid principal balance of loans sold during the six months ended June 30 (dollars in thousands):

	2008	2007
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$196,685
Other loan sales	111,335	155,001

Total Cooperative, Multifamily and Commercial Real Estate Loans	111,335	351,686
Consumer Loans (auto loans)	194,285	101,100
Single-family Residential Loans and Share Loans	78,887	52,147
SBA Loans	567	3,283

Total	$385,074	$508,216

     The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
     During the second quarter of 2008, NCB sold $24.5 million of Share and Single Family Residential Real Estate Loans that had been originated as loans held for investment. This sale enabled NCB to generate non-interest income through gain on sale of loans and reinvest the loan proceeds in higher earning assets. No lower of cost or market adjustment was recorded because, on the date of transfer, and on an individual and aggregate basis, the fair value (evidenced by a quoted market price) exceeded the carrying amount of the loans.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for the six
	months ended June 30,
	2008	2007
Compensation and employee benefits	$17,297	$18,300
Occupancy and equipment	3,522	4,192
Information systems	2,527	1,963
Contractual services	2,367	3,127
Corporate development	651	1,637
Travel and entertainment	560	693
Provision (credit) for losses on unfunded commitments	227	(196)
Lease termination costs	—	3,148
Deferred rent recognition related to lease termination	—	(1,860)
(Gain) loss on sale of investments available-for-sale	(7)	15
Lower of cost or market valuation allowance	(30)	804
Other	2,622	1,928

Total	$29,736	$33,751

     Non-interest expense for the six months ended June 30, 2008, decreased 11.9% or $4.1 million to $29.7 million compared with $33.8 million for the corresponding prior year period primarily due to a $1.1 million decrease in compensation and employee benefits resulting from a decrease in headcount, a $1.3 million net decrease in lease termination costs and deferred rent recognition related to the lease termination, and a $0.8 million decrease in the lower of cost or market valuation allowance. The decrease in headcount resulted from the early retirement program and reduction in force that NCB experienced in the later part of 2007 to align itself with changing market conditions. As a result of a reduction in headcount and NCB’s overall financial performance, there was a $0.3 million decrease in base compensation, a $1.8 million decrease in incentive compensation expense, partially offset by a $0.9 million decreased deferral of the SFAS 91 loan origination fees and costs and a $0.7 million increase in severance expense for the six months ending June 30, 2008 compared to the same period ending June 30, 2007.

     Information systems costs increased $0.6 million or 28.7% primarily due to an information technology reorganization and an increase in network costs from 2007 to 2008.
     Other non-interest expense increased $0.7 million or 36.1% million primarily due to a $0.4 million increase in federal deposit insurance company expense as a result of a correlating increase in deposits and a $0.3 million expense related to the unwinding of an interest rate swap.
     Per SFAS 65, loans held-for-sale that have not been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the six months ending June 30, 2008, NCB recorded a change in the SFAS 65 valuation allowance of $30 thousand to reflect the current market pricing for NCB’s loans held-for-sale at June 30, 2008.
Credit Quality
     Since December 31, 2007, the allowance for loan losses increased by $3.7 million, or 20.7% to $21.4 million. This included $0.2 million of recoveries received and $1.1 million of charge-offs on loans.
     The allowance for loan losses represented 1.2% of total loans and lease financing, excluding loans held-for-sale, as of June 30, 2008 and December 31, 2007. The allowance as a percentage of non-performing assets was 124.4% as of June 30, 2008 compared with 130.0% as of December 31, 2007.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007
Real estate owned	$956	$310	$310	$130	$143
Impaired assets	16,234	14,599	13,324	21,033	19,369

Total	$17,190	$14,909	$13,634	$21,163	$19,512

As a percentage of loans and lease financing outstanding	0.96%	0.90%	0.89%	1.45%	1.38%

     The average balance of impaired loans was $15.0 million and $18.6 million for the six months ended June 30, 2008, and the year ended December 31, 2007, respectively.
     Of the $16.2 million of impaired loans as of June 30, 2008, $1.7 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the loan terms being restructured during 2007. The fair value of the loan is greater than the current outstanding principal balance as of June 30, 2008; therefore NCB has not reserved a specific allowance for this loan. NCB will continue to classify this loan as impaired until the borrower has sufficient cashflow to support its debt.

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007
Overview
     NCB’s net income for the three months ended June 30, 2008 was $3.3 million. This was a 427.6% or $2.7 million increase compared to $0.6 million for the three months ended June 30, 2007. The primary factor affecting the increase in net income was a $3.4 million decrease in non-interest expense.
     The annualized return on average total assets was 0.6% and 0.1% for the three months ended June 30, 2008 and 2007, respectively. The annualized return on average members’ equity was 5.9% and 1.1% for the three months ended June 30, 2008 and 2007, respectively.
Net Interest Income
     Net interest income for the three months ended June 30, 2008, increased $2.5 million or 21.0% to $14.3 million compared with $11.8 million for the three months ended June 30, 2007.
     For the three months ended June 30, 2008, interest income decreased by 7.6% or $2.5 million to $30.2 million compared with $32.7 million for the three months ended June 30, 2007. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from June 30, 2007 to June 30, 2008 contributing $3.1 million to the decrease. The decrease was partially offset due to an increase in average loan and lease financing balances as a result of an increase in loan originations from the three months ending June 30, 2007 to June 30, 2008.
     Interest income from Real Estate (Residential and Commercial) Loans decreased $1.3 million or 7.1%. A decrease in average balances of $41.1 million or 3.6% contributed $0.7 million to the decrease, while a decrease in the yield from 6.50% in 2007 to 6.26% in 2008 contributed $0.6 million to the decrease. Consumer and Commercial Loans and Lease interest income decreased $0.4 million or 3.7%. The decrease in the yield from 8.16% in 2007 to 6.56% in 2008 contributed $0.4 million to the year over year decrease in income. The average Consumer and Commercial Loan and Lease balances for the three months ended June 30, 2008 increased $110.2 million or 20.0% contributing $2.0 million to the increase in income. Interest income from investment securities and cash equivalents decreased by $0.5 million. A decrease in the yield from 5.17% in 2007 to 4.02% in 2008 contributed to the majority of the year-over-year decrease.
     Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $0.5 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively.
     Interest expense for the three months ended June 30, 2008 decreased $4.9 million or 23.7% from $20.9 million in 2007 to $16.0 million in 2008.
     Interest expense on deposits for the three months ended June 30, 2008 decreased $1.5 million or 14.7% from $10.5 million in 2007 to $9.0 million in 2008. The average deposit cost decreased by 87 basis points from 4.39% to 3.52% accounting for $2.1 million of the decrease. Average deposit balances for the three months ended June 30, 2008 grew by $61.1 million or 6.4% from 2007 to 2008, partially offsetting $0.6 million of the $2.1 million decrease from yields. This was due to the Federal Reserve cuts in short-term interest rates, though this was partially offset by the strong competition for deposits.
     Interest expense on short-term borrowings for the three months ended June 30, 2008 decreased by $2.1 million or 48.7%. The average cost of short-term borrowing decreased from 6.03% to 3.00% accounting for the majority of the decrease in interest expense.

     For the three months ended June 30, 2008 interest expense on long-term debt, other borrowings and subordinated debt decreased $1.3 million or 21.7%. The average cost of borrowing decreased from 6.25% to 4.87% as the result of a general decrease in interest rates contributing to the decrease to interest expense.
     See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended June 30, 2008.
Table 1A
Changes in Net Interest Income
For the three months ended June 30,
(Dollars in thousands)

	2008 Compared to 2007
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(655)	$(685)	$(1,340)
Consumer and Commercial Loans and Leases	2,028	(2,441)	(413)

Total loans and lease financing	1,374	(3,127)	(1,753)
Investment securities and cash equivalents	(37)	(429)	(466)
Other interest income	(132)	(140)	(272)

Total interest income	1,205	(3,696)	(2,491)

Interest Expense
Deposits	604	(2,147)	(1,543)
Short-term borrowings	95	(2,192)	(2,097)
Long-term debt, other borrowings and subordinated debt	31	(1,357)	(1,326)

Total interest expense	731	(5,697)	(4,966)

Net interest income	$474	$2,001	$2,475

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended June 30,
(Dollars in thousands)

	2008			2007
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,114,026	$17,423	6.26%	$1,155,102	$18,763	6.50%
Consumer and Commercial Loans and Leases*	662,698	10,861	6.56%	552,450	11,274	8.16%

Total loans and lease financing*	1,776,724	28,284	6.37%	1,707,552	30,037	7.04%
Investment securities and cash equivalents	146,844	1,474	4.02%	150,102	1,940	5.17%
Other interest income	25,690	474	7.38%	32,021	746	9.32%

Total interest earning assets	1,949,258	30,232	6.20%	1,889,675	32,723	6.93%

Allowance for loan losses	(19,637)			(18,396)

Non-interest earning assets
Cash	9,309			3,437
Other	89,736			57,769

Total non-interest earning assets	99,045			61,206

Total assets	$2,028,666			$1,932,485

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,019,404	$8,981	3.52%	$958,319	$10,524	4.39%
Short-term borrowings	294,097	2,209	3.00%	285,646	4,306	6.03%
Long-term debt, other borrowings and subordinated debt	393,229	4,785	4.87%	391,006	6,111	6.25%

Total interest bearing liabilities	1,706,730	15,975	3.74%	1,634,971	20,941	5.12%

Other liabilities	101,320			65,265
Members’ equity	220,616			232,249

Total liabilities and members’ equity	$2,028,666			$1,932,485

Net interest earning assets	$242,528			$254,704

Net interest revenues and spread		$14,257	2.46%		$11,782	1.80%
Net yield on interest earning assets			2.93%			2.49%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	June 30,
	2008	2007
Gain on sale of loans	$3,152	$4,411
Servicing fees	1,514	1,136
Letter of credit fees	1,129	717
Prepayment fees	324	689
Real estate fees	160	390
Other	885	775

Total	$7,164	$8,118

     Total non-interest income decreased $0.9 million or 11.8% from $8.1 million during the three months ended June 30, 2007 to $7.2 million for the three months ending June 30, 2008. This was primarily driven by a decrease of $1.2 million in gain on sale of loans from a gain of $4.4 million for the three months ended June 30, 2007, to a gain of $3.2 million for the three months ending June 30, 2008, as a result of the effect of the financial market volatility in NCB’s pricing of its loans held-for-sale at origination and at the time of sale.
     The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans decreased from a gain of 2.23% in the second quarter of 2007 to a gain of 1.98% in the second quarter of 2008.
     The $0.4 million increase in letter of credit fees from the three months ending June 30, 2007 to the three months ending June 30, 2008 was primarily due to a greater number of letters of credit maturing during the three months ending June 30, 2007 than during the three months ending June 30, 2008. In addition, there were a greater number of new letters of credit recorded during the three months ended June 30, 2008 than during the three months ended June 30, 2007.
     NCB, in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Effective January 1, 2008, fair value is determined pursuant to SFAS 157 (commitments existing at January 1, 2008 and new commitments subsequent to January 1, 2008) and SAB 109 (only new commitments executed subsequent to January 1, 2008). The application of these accounting standards had the effect of recognizing a gain of $0.6 million for the three months ending June 30, 2008 for loans that will not be funded or delivered until a date subsequent to June 30, 2008.

          The following table shows the unpaid principal balance of loans sold during the three months ended June 30 (dollars in thousands):

	2008	2007
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$—
Other	59,113	128,501

Total Cooperative, Multifamily and Commercial Real Estate Loans	59,113	128,501
Consumer Loans (auto loans)	112,779	52,768
Single-family Residential Loans and Share Loans	52,101	30,413
SBA Loans	567	674

Total	$224,560	$212,356

     The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
     During the second quarter of 2008, NCB sold $24.5 million of Share and Single Family Residential Real Estate Loans that had been originated as loans held for investment. This sale enabled NCB to generate non-interest income through gain on loan sale and allowed the loan proceeds to be invested in higher earning assets. No lower of cost or market adjustment, was recorded because, on the date of transfer and on an individual and aggregate basis, the fair value (evidenced by a quoted market price) exceeded the carrying amount of the loans.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	June 30,
	2008	2007
Compensation and employee benefits	$9,035	$9,390
Occupancy and equipment	1,762	2,017
Contractual services	1,309	1,878
Information systems	1,210	1,117
Corporate development	361	878
Travel and entertainment	306	383
Provision (credit) for losses on unfunded commitments	111	(261)
Lease termination costs	—	3,148
Deferred rent recognition related to lease termination	—	(1,860)
(Gain) loss on sale of investments available-for-sale	(11)	15
Lower of cost or market valuation allowance	(127)	1,003
Other	1,300	932

Total	$15,256	$18,640

     Non-interest expense for the three months ended June 30, 2008 decreased 18.2% or $3.3 million to $15.3 million compared with $18.6 million for the corresponding prior year period primarily due to a $1.3 million decrease in net lease termination costs and deferred rent recognition related to the lease termination and a $1.1 million decrease in the lower of cost or market valuation allowance.
     Other non-interest expense increased $0.4 million or 39.7% million primarily due to a $0.2 million increase in federal deposit insurance company expense as a result of a correlating increase in deposits.

     Per SFAS 65, loans held-for-sale that have been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the three months ending June 30, 2008, NCB recorded a change in the SFAS 65 valuation allowance of $0.1 million to reflect the current market pricing for NCB’s loans held-for-sale at June 30, 2008.
Liquidity and Capital Resources
     The following describe NCB’s primary sources and uses of liquidity:
•	Net proceeds from activity related to the sale of loans held-for-sale of $383.0 million have been realized during the six months ending June 30, 2008

•	Solid and continual growth of deposits: 5.9% since December 31, 2007

•	Revolving line of credit available capacity of $207.6 million as of June 30, 2008, with an April 2011 maturity

•	Long-term debt maturities:
➢	$2.5 million Class A Notes due December 2008

➢	$2.5 million Class A Notes due December 2009

➢	$20.0 million of FHLB advances due June 2009

➢	$50.0 million of privately placed debt due January 2009

➢	$55.0 million of privately placed debt due December 2009

➢	$50.0 million of privately placed debt due December 2010

➢	$24.0 million of Class A notes amortization due December 2010
NCB anticipates replacing the above debt maturities through a combination of continued deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt or the utilization of current debt facilities.
•	FHLB available capacity of $95.4 million as of June 30, 2008
Sources and Uses of Funds
     NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
     Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the six months ended June 30, 2008 was $46.9 million compared against net cash used in operating activities of $64.8 million for the six months ended June 30, 2007. This $111.7 million change was primarily due to a $240.3 million net decrease in cash used for the acquisition and origination of loans held-for-sale, net of principal collections, offset by a $131.7 million decrease in net proceeds from the sale of loans held-for-sale.
      Cash Used in Investing Activities. NCB’s net cash used in investing activities for the six months ended June 30, 2008 was $245.6 million compared to $48.6 million for the six months ended June 30, 2007. This $197.0 million increase in cash used was primarily due to a $177.5 million increase in cash used to originate loans and lease financing, net of principal collections and prepayments and a $27.6 million increase in cash used to purchase Community Association Loans during the quarter.
     Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the six months ended June 30, 2008 was $166.8 million compared to $120.9 million for the six months ended June 30, 2007. The increase in cash provided was primarily due to a $123.9 million increase in short-term borrowings and a $25.0 million increase in long-term borrowings, partially offset by a $103.4 million decrease in cash from deposits.

Interest-Bearing Liabilities
     Per Table 4 below, interest-bearing liabilities, including accrued interest as of June 30, 2008, increased 10.4% to $1.8 billion as of June 30, 2008 compared with $1.6 billion as of December 31, 2007.
     For the six months ended June 30, 2008, deposits, all of which are held at NCB, FSB, increased 5.9% to $1.1 billion from $1.0 billion as of December 31, 2007. The weighted average rate on deposits as of June 30, 2008 was 3.1% compared to 4.2% as of December 31, 2007. The average maturity of the certificates of deposit at June 30, 2008 was 13.1 months compared with 13.8 months as of December 31, 2007.
     As of June 30, 2008, NCB had one depositor with deposits in excess of 5% of NCB’s total deposits. This depositor had 9.8% of NCB’s total deposits. All of the $107.0 million of deposits from this depositor relates to certificates of deposit with early withdrawal penalties. Of the $107.0 million of certificates of deposit, $4.0 million matures within 3 months and $103.0 million has a maturity ranging from 4 months to 72 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(including accrued interest as of June 30, 2008)
(dollars in thousands)

	June 30,	December 31,
	2008	2007	% Change
Deposits	$1,091,625	$1,031,358	5.8%
Short-term debt	264,800	183,107	44.6%
Long-term debt	248,162	222,631	11.5%
Subordinated debt	119,193	119,245	0.0%
Junior subordinated debt	52,230	52,550	-0.6%

Total	$1,776,010	$1,608,891	10.4%

     Total borrowings increased $107.3 million or 18.7% from $574.4 million as of December 31, 2007 to $681.7 million as of June 30, 2008.
     NCB had $207.7 million of advances from the FHLB facility, of which $90.0 million were long-term, as of June 30, 2008 compared to $122.0 million as of December 31, 2007, of which $50.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $19.0 million and $15.9 million was issued as of June 30, 2008 and December 31, 2007, respectively.
     NCB had a $350.0 million committed revolving line of credit agreement as of June 30, 2008 of which $137.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of June 30, 2008. As of December 31, 2007, $111.0 million was outstanding on the revolving line of credit with $5.4 million issued in letters of credit thereunder. The revolving line of credit agreement matures in April 2011.
     NCB had $20.0 million of bid lines (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available as of June 30, 2008. As of June 30, 2008, NCB had $10.0 million in bid lines outstanding. There were no bid lines outstanding as of December 31, 2007.
     As of June 30, 2008 and December 31, 2007, under its Medium Term Note Program, NCB had authority to issue up to $136.0 million and $151.0 million of medium term notes, respectively. NCB redeemed all $15.0 million of its outstanding medium term notes on May 15, 2008; therefore none were outstanding as of June 30, 2008. As of December 31, 2007, NCB had $15.0 million of medium term notes outstanding under this program.

     In addition, as of June 30, 2008 and December 31, 2007, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding.
     NCB’s long-term debt, as disclosed on its balance sheet includes $20.0 million of FHLB advances due June 2009 and $50.0 million of privately placed debt due January 2009.
     NCB’s subordinated debt, as disclosed on its balance sheet includes $2.5 million Class A Notes due December 2008.
Contractual Obligations
     As of June 30, 2008, there were no material changes to either the type or maturity of contractual obligations from December 31, 2007.
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
Provision for Income Taxes
     The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. NCB’s subsidiaries are also subject to varying levels of state taxation. The income tax provision for the six months ended June 30, 2008 was $54 thousand and the provision for the six months ended June 30, 2007 was $0.2 million.

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
NATIONAL CONSUMER COOPERATIVE BANK
Date: August 14, 2008

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ David Sanders
David Sanders
Senior Vice President, Corporate Controller