Form 10-Q
period 2008-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2008-11-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2008: Class B 1,726,718; Class C 251,117.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1 Consolidated Balance Sheets — September 30, 2008 (unaudited) and December 31, 2007	1

Consolidated Statements of (Loss) Income (unaudited) — for the three and nine months ended September 30, 2008 and 2007	2

Consolidated Statements of Comprehensive (Loss) Income (unaudited) — for the nine and three months ended September 30, 2008 and 2007	3

Consolidated Statements of Changes in Members’ Equity (unaudited) — for the nine months ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2008 and 2007	5-6

Condensed Notes to the Consolidated Financial Statements (unaudited) — September 30, 2008	7-33

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the nine and three months ended September 30, 2008 and 2007	34-50

Item 3 Quantitative and Qualitative Disclosures about Market Risk	51

Item 4T Controls and Procedures	51

PART II OTHER INFORMATION

Item 1 Legal Proceedings	51

Item 1A Risk Factors	51

Item 6 Exhibits	52

Signatures	53

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2008
	(Unaudited)	December 31, 2007
Assets
Cash and cash equivalents	$33,047	$63,724
Investment securities
Available-for-sale	86,166	105,166
Held-to-maturity	387	417
Loans held-for-sale ($12.9 million at September 30, 2008 and $0 million at December 31, 2007 recorded at fair value per SFAS 159)	45,024	90,949
Loans and lease financing	1,880,843	1,523,958
Less: Allowance for loan losses	(24,993)	(17,714)

Net loans and lease financing	1,855,850	1,506,244
Other assets	99,932	105,276

Total assets	$2,120,406	$1,871,776

Liabilities and Members’ Equity
Liabilities
Deposits	$1,211,001	$1,027,452
Patronage dividends payable in cash	1,488	—
Other liabilities	44,352	47,118
Borrowings
Short-term	228,800	183,000
Long-term	246,367	220,907
Subordinated debt	118,989	118,989
Junior subordinated debt	51,547	51,547

Total borrowings	645,703	574,443

Total liabilities	1,902,544	1,649,013

Members’ equity
Common stock	197,784	197,891
Retained earnings
Allocated	2,270	—
Unallocated	29,430	28,200
Accumulated other comprehensive loss	(11,622)	(3,328)

Total members’ equity	217,862	222,763

Total liabilities and members’ equity	$2,120,406	$1,871,776

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans and lease financing	$28,604	$32,491	$85,149	$94,067
Investment securities	1,392	2,001	4,583	5,898
Other interest income	452	614	1,420	2,077

Total interest income	30,448	35,106	91,152	102,042

Interest expense
Deposits	9,055	12,075	28,126	31,522
Short-term borrowings	2,067	4,345	6,634	14,266
Long-term debt, other borrowings and subordinated debt	5,177	6,112	15,492	18,270

Total interest expense	16,299	22,532	50,252	64,058

Net interest income	14,149	12,574	40,900	37,984

Provision for loan losses	6,042	63	10,531	114

Net interest income after provision for loan losses	8,107	12,511	30,369	37,870

Non-interest income
Gain (loss) on sale of loans	3,411	(5,328)	3,988	5,382
Servicing fees	1,324	1,436	3,911	3,668
Letter of credit fees	1,171	705	3,316	2,442
Real estate fees	255	383	567	1,159
Prepayment fees	177	100	746	776
SFAS 133 adjustment	18	(1,077)	3,322	(375)
Other	764	659	2,457	2,148

Total non-interest income (expense)	7,120	(3,122)	18,307	15,200

Non-interest expense
Compensation and employee benefits	7,637	6,556	24,935	24,856
Occupancy and equipment	1,764	1,770	5,286	5,962
Contractual services	1,381	1,163	3,748	4,290
Information systems	1,045	1,198	3,573	3,161
Corporate development	342	743	992	2,380
Travel and entertainment	280	347	840	1,040
Provision (credit) for losses on unfunded commitments	672	21	899	(175)
Lease termination costs	—	—	—	3,148
Deferred rent recognition related to lease termination	—	—	—	(1,860)
Loss on sale of investments available-for-sale	244	—	237	15
Lower of cost or market valuation allowance	233	2,251	203	3,055
Other	1,175	1,137	3,797	3,065

Total non-interest expense	14,773	15,186	44,510	48,937

Income (loss) before income taxes	454	(5,797)	4,166	4,133

Provision (benefit) for income taxes	456	(284)	509	(76)

Net (loss) income	$(2)	$(5,513)	$3,657	$4,209

Distribution of net (loss) income
Patronage dividends	$3,758	$(6,154)	$3,758	$3,311
Retained earnings	(3,760)	641	(101)	898

	$(2)	$(5,513)	$3,657	$4,209

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2008	2007
Net income	$3,657	$4,209

Other comprehensive income
Unrealized holding loss before tax on available-for- sale investment securities and non-certificated interest- only receivables	(8,421)	(712)
Tax effect	127	17

Comprehensive (loss) income	$(4,637)	$3,514

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three months ended September 30,
(in thousands)
(Unaudited)

	2008	2007
Net loss	$(2)	$(5,513)

Other comprehensive income
Unrealized holding (loss) gain before tax on available-for- sale investment securities and non-certificated interest- only receivables	(670)	767
Tax effect	36	14

Comprehensive loss	$(636)	$(4,732)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2008 and 2007
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763
Adjustment to initially apply SFAS 157 (Note 16)	—	—	1,224	—	1,224
Net income	—	—	3,657	—	3,657
Cancellation of stock	(107)	—	107	—	—
2008 patronage dividends
To be distributed in cash	—	—	(1,488)	—	(1,488)
Retained in form of equity	—	2,270	(2,270)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(8,294)	(8,294)

Balance, September 30, 2008	$197,784	$2,270	$29,430	$(11,622)	$217,862

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income (Loss)	Equity
Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net income	—	—	4,209	—	4,209
Adjustment to prior year dividends	—	497	(487)	—	10
Other dividends declared	—	—	(384)	—	(384)
2006 patronage dividends distributed in stock	10,825	(10,825)	—	—	—
2007 patronage dividends
To be distributed in cash	—	—	(1,311)	—	(1,311)
Retained in form of equity	—	2,000	(2,000)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(695)	(695)

Balance, September 30, 2007	$198,055	$2,000	$29,415	$197	$229,667

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$3,657	$4,209
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,531	114
Provision (credit) for losses on unfunded commitments	899	(175)
Amortization of interest-only receivables and servicing rights	8,737	8,294
Depreciation and amortization, other	1,901	1,208
Gain on sale of loans, including SFAS 133 adjustments	(7,310)	(5,007)
Loss on sale of investments available-for-sale	237	15
Purchase of loans held-for-sale	(308,987)	(158,807)
Loans originated for sale, net of principal collections	(257,418)	(709,156)
Lower of cost or market valuation allowance	203	3,055
Net proceeds from sale of loans held-for-sale	633,528	853,006
Tenant improvement allowance	—	3,656
Lease termination incentive	—	3,148
Lease termination costs	—	(1,585)
Deferred rent recognition related to lease termination	—	(1,860)
Decrease (increase) in other assets	959	(3,601)
(Decrease) increase in other liabilities	(877)	831

Net cash provided by (used in) operating activities	86,060	(2,655)

Cash flows from investing activities
Increase in restricted cash	—	5,398
Purchase of investment securities
Available-for-sale	(57,762)	(22,048)
Proceeds from maturities or repayments of investment securities
Available-for-sale	53,806	17,645
Held-to-maturity	30	52
Proceeds from the sale of investment securities
Available-for-sale	13,467	1,060
Net increase in loans and lease financing	(352,117)	(83,882)
Purchase of portfolio loans	(27,591)	—
Purchase of premises and equipment	(510)	(9,143)

Net cash used in investing activities	(370,677)	(90,918)

Cash flows from financing activities
Net increase in deposits	183,202	249,638
Increase (decrease) in short-term borrowings	45,800	(136,300)
Net increase in long-term borrowings	25,000	—
Incurrence of financing costs	(62)	(392)
Patronage dividends paid	—	(7,107)
Other dividends paid	—	(386)

Net cash provided by financing activities	253,940	105,453

(Decrease) increase in cash and cash equivalents	(30,677)	11,880
Cash and cash equivalents, beginning of period	63,724	47,756

Cash and cash equivalents, end of period	$33,047	$59,636

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2008	2007
Supplemental schedule of non-cash investing and financing activities:

Loans transferred to other real estate owned	$681	$—

Transfer of loans held-for-sale to loans and lease financing	$43,462	$—

Transfer of loans and lease financing to loans held-for-sale	$62,873	$—

Supplemental information:

Interest paid	$49,183	$56,328

Income taxes paid	$192	$526
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2008
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

Commercial loans that are used for purposes other than the development and/or ownership of non-residential real property but are secured by non-residential real property are categorized as Real Estate — Commercial Loans.

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

•	Real Estate - Commercial Loans	NCB’s Commercial Real Estate Loans are loans to businesses (including small businesses “SBA Loans”) or investors for general borrowing purposes or to purchase, refinance, construct or improve non-residential property (e.g. retail centers, office buildings, industrial properties or self storage warehouse) and are secured by the underlying real estate.

•	Leases	NCB has various lease programs that it offers to customers.
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
          The provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” were also adopted by NCB on January 1, 2008. SFAS 159 allows NCB, at specified election dates, to measure certain financial instruments at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are included in earnings. Electing to use fair value allows a better offset of the change in fair value of the loan and the derivative instruments used to hedge them without the burden of complying with the requirements of SFAS 133. Subsequent to the adoption of SFAS 159, loan origination costs for those loans where the fair value election was made are recognized in non-interest expense as incurred. Previously, these origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of gains on loan sales.
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

          The application of SFAS 157 and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loan and loan commitments of $1.4 million for loans that will not be funded or delivered to investors until a date subsequent to September 30, 2008.
3. CASH AND CASH EQUIVALENTS
          The composition of cash and cash equivalents is as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Cash	$24,075	$23,224
Cash equivalents	8,972	40,500

Total	$33,047	$63,724

4. INVESTMENT SECURITIES
          The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) as of September 30, 2008, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$31,338	$—	$(4,254)	$27,084
Interest-only non-certificated receivables	28,474	163	(4,717)	23,920
U.S. Treasury and agency obligations	34,092	311	(40)	34,363
Mutual funds	1,125	—	—	1,125
Mortgage-backed securities	26,761	50	(3,264)	23,547
Equity securities	52	—	(5)	47

Total	$121,842	$524	$(12,280)	$110,086

          The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) as of December 31, 2007, is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$35,539	$65	$(1,776)	$33,828
Interest-only non-certificated receivables	31,027	550	(1,645)	29,932
U.S. Treasury and agency obligations	53,920	243	(117)	54,046
Corporate notes	5,830	46	(20)	5,856
Mutual funds	1,573	—	(115)	1,458
Mortgage-backed securities	10,482	3	(625)	9,860
Equity securities	52	66	—	118

Total	$138,423	$973	$(4,298)	$135,098

          NCB’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis pursuant to the guidance in Statement of Financial Accounting Standard No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Each individual security is evaluated for impairment. Impairment is considered temporary when the fair value of the instrument has been adversely impacted by market conditions, such as changes in interest rates or investor spreads, and NCB has the intent and ability to hold the instrument until such time as it expects to have received the contractual cash flows and recovered its investment.

          For certain debt and equity securities, NCB will recognize other than temporary impairment when it is probable that it will be unable to collect all amounts due according to the contractual terms of a debt security or recover its investment in an equity security. For retained beneficial interests, NCB considers the guidance in EITF 99-20 and whether, based on current information that a market participant would employ in determining the fair value of the beneficial interest, there has been an adverse change in cash flows for such a beneficial interest. If an adverse change in cash flows has occurred, then other than temporary impairment is determined to have occurred. When an investment security or retained interest is determined to be other than temporarily impaired, the carrying value is reduced to fair value and an impairment charge is recognized.
          NCB’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. NCB’s portfolio segments include: certificated interest-only receivables; non-certificated interest-only receivables; U.S. Treasury and agency obligations; mutual funds; corporate notes; mortgage-backed securities; and equity securities. Interest-only receivables are created when NCB sells loans directly into securitizations and the portion retained by NCB does not depend on the servicing work being performed. Each of the interest-only receivables is collateralized by Cooperative Loans originated by NCB. Certificated interest-only receivables are included in available-for-sale investment securities on the accompanying balance sheet. Non-certificated interest-only receivables are included in other assets on the accompanying balance sheet.
          The certificated and non-certificated interest-only receivables have experienced price declines because of increased pricing spreads demanded by the investor community and by illiquidity in the secondary market for these types of investments. The underlying collateral continues to perform as expected and NCB has not observed an adverse change in cash flows based on available market participant data and assumptions. As of September 30, 2008, the unrealized losses on the certificated and non-certificated interest-only securities are considered temporary in nature. NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity.
          For the nine months ending September 30, 2008, NCB purchased $37.0 million of U.S. Treasury and agency obligations. Also, $47.2 million of this type of security matured and $9.9 million were sold during the nine months ending September 30, 2008. NCB considers the decline in fair value of the U.S. Treasury and agency obligations to be interest-rate related and temporary in nature.
          NCB determined that its mutual fund investment was other than temporarily impaired and recognized a loss of $0.2 million on the income statement for the three and nine months ending September 30, 2008. NCB sold $0.3 million of mutual funds during the nine months ending September 30, 2008.
          During 2008, NCB sold its entire corporate note portfolio for proceeds of $3.3 million and recognized a gain of $8 thousand. The corporate notes were classified as available-for-sale securities. NCB decided to exit this type of investment because of the expectation of expanding distress and deterioration in the market for such notes.
          As of September 30, 2008, NCB held mortgage-backed securities issued by Freddie Mac and Fannie Mae as well as collateralized mortgage obligations (“CMO’s”) issued by Morgan Stanley. Freddie Mac and Fannie Mae are now under the conservatorship of the U.S. Government. The timely payment of the principal and interest on the mortgage-backed securities are guaranteed by each issuer. Any decline in fair value of these instruments is temporary in nature as NCB expects to recover all contractual cash flows during its holding period. NCB purchased $19.3 million of mortgage-backed securities (net of $3.9 million of principal repayments) during the nine months ending September 30, 2008.
          For the CMO’s issued by Morgan Stanley, management monitors the credit support of each of the bonds held by NCB, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. As of September 30, 2008, the credit support and credit ratings of the securities held by NCB have remained stable, and the collateral mortgages continue to perform such that NCB receives all of its contractual cash flows, and there are no actual or expected defaults. NCB believes that the price declines experienced in this portfolio are due entirely to the illiquidity in the secondary market. Further, NCB believes that all contractual cash flows to which it is entitled, will be received and that there has been no adverse change in expected cash flows at this time. Therefore, as of September 30, 2008, the unrealized losses on these CMO securities are considered temporary in nature, and NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity.

          The following tables present the fair value of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) with unrealized losses and the related unrealized loss amounts. The tables also disclose whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer.
          The fair value of the securities and unrealized losses as of September 30, 2008 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only certificated receivables	6,261	(687)	20,823	(3,567)	$27,084	$(4,254)
Interest-only non-certificated receivables	13,522	(2,728)	7,462	(1,989)	20,984	(4,717)
U.S. Treasury and agency obligations	11,571	(40)	—	—	11,571	(40)
Mortgage-backed securities	21,566	(3,264)	—	—	21,566	(3,264)
Equity securities	47	(5)	—	—	47	(5)

Total	$52,967	$(6,724)	$29,410	$(5,556)	$82,377	$(12,280)

          The fair value of the securities and unrealized losses as of December 31, 2007 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only certificated receivables	$7,192	$(285)	$23,372	$(1,491)	$30,564	$(1,776)
Interest-only non-certificated receivables	19,847	(1,047)	5,916	(598)	25,763	(1,645)
U.S. Treasury and agency obligations	5,830	(110)	3,472	(7)	9,302	(117)
Corporate notes	1,230	(17)	1,497	(3)	2,727	(20)
Mutual funds	—	—	1,458	(115)	1,458	(115)
Mortgage-backed securities	8,451	(595)	36	(30)	8,487	(625)

Total	$42,550	$(2,054)	$35,751	$(2,244)	$78,301	$(4,298)

          The composition of held-to-maturity investment securities as of September 30, 2008 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$387	$9	$—	$396
          The composition of held-to-maturity investment securities as of December 31, 2007 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$417	$14	$—	$431
5. LOAN SERVICING
          The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets.
          Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2008	2007
Balance at January 1	$5,346,251	$4,682,056
Additions	332,512	695,314
Loan payments and payoffs	(181,076)	(231,623)

Balance at September 30	$5,497,687	$5,145,747

          Refer to Note 18 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.
6. LOANS HELD-FOR-SALE
          Loans held-for-sale by category are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Consumer Loans	$11,364	$2,983
Commercial Loans	4,464	19,487
Real Estate Loans:
Residential	29,196	53,068
Commercial	—	15,411

Total	$45,024	$90,949

          Loans held-for-sale for which NCB has not elected the fair value option are recorded at the lower of cost or fair value. The unpaid principal balance of these loans for which the fair value option was not elected is $32.4 million as of September 30, 2008. NCB did not early adopt SFAS 159 as of December 31, 2007, therefore NCB had not elected the fair value option for any of its loans held-for-sale as of that date. As of September 30, 2008, and December 31, 2007, respectively, NCB recorded a valuation allowance of $0.3 million and $2.3 million to reflect the current market pricing for NCB’s loans held-for-sale accounted for at the lower of cost or fair value. See Note 16 for a discussion of the valuation allowance recorded against those loans for which the fair value option has been elected.
          During 2008, NCB made certain of its Residential Real Estate Loans held-for-investment available to investors for purchase. NCB sold $55.5 million of those Residential Real Estate Loans in an effort to reinvest the proceeds in higher earning assets. These loans not purchased by investors as of September 30, 2008 continue to be classified as held-for-investment. At the time of transfer from loans held-for-investment to loans held-for-sale the fair value of the loans was equal to or greater than the cost and therefore, NCB did not recognize a loss on the date of transfer. As of September 30, 2008, $7.4 million of the loans transferred remain in loans held-for-sale because the sale has not been finalized.

          During the first quarter of 2008, $43.1 million of loans held-for-sale were transferred, at the lower of cost or market value, to loans and lease financing. An expense of $0.3 million was charged through the lower of cost or market valuation allowance upon transfer, representing the write-down of the loans from their cost basis to fair value.
          During the second half of 2007 and during 2008, NCB has focused more on originating loans held-for-investment rather than loans held-for-sale primarily due to the deterioration in market conditions that have significantly impacted NCB’s ability to sell loans through securitized transactions.
          On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government’s recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for NCB. While it is difficult to predict how long these conditions will exist and which markets and businesses of NCB may be affected, these factors could continue to present risks for some time for the industry and NCB.
7. LOANS AND LEASE FINANCING
          Loans and leases outstanding by category are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Consumer Loans	$53,733	$16,898
Commercial Loans	655,706	555,974
Real Estate Loans:
Residential	790,487	749,868
Commercial	380,419	200,644
Leases	498	574

Total	$1,880,843	$1,523,958

          During the second quarter of 2008, NCB purchased $28.0 million of Community Association Loans, presented as a component of Commercial Loans. Definitions for the basis of presentation for each type of loan are provided in Note 1.
8. IMPAIRED LOANS
          A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Total outstanding principal of loans considered impaired totaled $22.2 million and $13.3 million as of September 30, 2008, and December 31, 2007, respectively. The aggregate average balance of impaired loans was $14.8 million and $18.6 million for the nine months ending September 30, 2008, and the year ending December 31, 2007, respectively. The interest income that was due, but not recognized, on impaired loans was $0.8 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, NCB had an allowance of $6.7 million on the $22.2 million of impaired loans. As of December 31, 2007, NCB had an allowance of $3.3 million on the $13.3 million of impaired loans. Reserves as of September 30, 2008 were deemed adequate to cover the estimated loss exposure related to the impaired loans.
          Of the $22.2 million of impaired loans as of September 30, 2008, $1.7 million was for a Commercial Loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter of 2007. The fair value of the collateral is greater than the current outstanding principal balance as of September 30, 2008; therefore NCB has not reserved a specific allowance for this loan. NCB will continue to classify this loan as impaired until the borrower has sufficient cash flow to support its debt.

          As of September 30, 2008, there were no commitments to lend additional funds to borrowers whose loans were impaired.
9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
          The following is a summary of the components of the allowance for loan losses as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Allowance on impaired loans	$6,700	$3,255
Allowance on other loans	18,293	14,459

Total allowance for loan losses	$24,993	$17,714

          The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30 (dollars in thousands):

	2008	2007
Balance at January 1	$17,714	$19,480

Charge-offs
Consumer Loans	(1,407)	(545)
Commercial Loans	(2,432)	(1,572)

Total charge-offs	(3,839)	(2,117)

Recoveries
Consumer Loans	89	137
Commercial Loans	498	215

Total recoveries	587	352

Net charge-offs	(3,252)	(1,765)

Provision for loan losses	10,531	114

Balance at September 30	$24,993	$17,829

          Of the $3.8 million of charge-offs for the nine months ending September 30, 2008, $1.7 million was related to a charge-off of a commercial loan to one commercial borrower, $0.3 million was related to a charge-off of an SBA loan and $0.2 million was related to a charge-off of a commercial loan to an optical retailer. The $2.1 million of charge-offs for the nine months ending September 30, 2007 includes $0.9 million related to a partial charge-off of a Commercial Loan to a grocery retailer, a $0.3 million charge-off of a Commercial Loan to a convenience store, a $0.1 million charge-off of a Commercial Loan to a hardware retailer and a $0.1 million Consumer Loan charge-off.
          Of the $10.5 million provision for loan losses for the nine months ended September 30, 2008, $6.3 million was related to Commercial Loans, $2.4 million was related to Real Estate Loans and $1.8 million was related to Consumer Loans.
          Unfunded Commitments
          Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. For NCB’s letters of credit issued in connection with certain variable rate municipal bonds, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be remarketed. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature.

          The following is a summary of the activity in the reserve for losses on the unfunded commitments of the letters of credit, described above, which is included in other liabilities (dollars in thousands):

2008
Balance at January 1	$2,016
Provision for losses on unfunded commitments	899

Balance at September 30	$2,915

2007
Balance at January 1	$1,528
Credit for losses on unfunded commitments	(175)

Balance at September 30	$1,353

10. OTHER ASSETS
          Other assets consisted of the following as of (dollars in thousands):

	September 30,	December 31,
	2008	2007
Non-certificated interest-only receivables, at fair value	$23,920	$29,932
Premises and equipment, net	14,125	15,131
Mortgage servicing rights	13,924	13,420
Valuation of letters of credit	10,176	9,961
Accrued interest receivable	9,955	11,162
Federal Home Loan Bank stock	9,651	9,274
Equity method investments	3,197	2,735
Derivative assets	3,087	982
Debt issuance costs	2,553	3,343
Prepaid assets	1,882	1,635
Loan related receivables	1,295	2,478
Other	6,167	5,223

Total other assets	$99,932	$105,276

          Please refer to Note 4 for a discussion regarding other than temporary impairment of the non-certificated interest-only receivables.
11. DEPOSITS
          Deposits consisted of the following as of (dollars in thousands):

	September 30, 2008		December 31, 2007
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$51,435	—	$41,591	—
Interest-bearing demand deposits	289,194	1.36%	275,238	3.24%
Savings deposits	7,726	0.47%	6,637	0.75%
Certificates of deposit	862,646	3.72%	703,986	4.85%

Total deposits	$1,211,001	2.97%	$1,027,452	4.19%

          The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $658.9 million and $549.4 million as of September 30, 2008 and December 31, 2007, respectively.
          As of September 30, 2008 and December 31, 2007, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Within 3 months	$177,816	$138,179
Over 3 months through 6 months	141,055	116,228
Over 6 months through 12 months	165,292	95,969
Over 12 months	174,744	198,976

Total certificates of deposit	$658,907	$549,352

          NCB has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB’s cashflow needs; specifically the cash flow needed to satisfy maturing certificates would be derived from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $95.1 million at September 30, 2008.
          The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.
          Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest-bearing demand deposits	$1,144	$2,951	$4,027	$7,865
Savings deposits	10	22	29	65
Certificates of deposit	7,901	9,102	24,070	23,592

Total deposit interest expense	$9,055	$12,075	$28,126	$31,522

12. BORROWINGS
          NCB has other borrowings than those discussed below. Refer to NCB’s Annual Report on Form 10-K for a full discussion on all of NCB’s borrowings. The following are highlights to NCB’s borrowings.
          NCB had a $350.0 million committed revolving line of credit agreement as of September 30, 2008, of which $135.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of September 30, 2008. As of December 31, 2007, $111.0 million was outstanding on the revolving line of credit with $5.4 million issued in letters of credit thereunder. The revolving line of credit agreement matures in April 2011.
          In addition, as of September 30, 2008 and December 31, 2007, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding.
          NCB’s long-term debt, as disclosed on its balance sheet, includes $20.0 million of Federal Home Loan Bank (“FHLB”) advances due June 2009 and $50.0 million of privately placed debt due January 2009.
          NCB’s subordinated debt, as disclosed on its balance sheet, includes $2.5 million Class A Notes due December 2008.
          NCB’s Liquidity Policy and Liquidity Contingency Plan addresses funding the following upcoming debt maturities which include a combination of continued deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt or the utilization of current debt facilities:
➢	$2.5 million Class A Notes due December 2008

➢	$2.5 million Class A Notes due December 2009

➢	$20.0 million of FHLB advances due June 2009

➢	$50.0 million of privately placed debt due January 2009

➢	$55.0 million of privately placed debt due December 2009

➢	$50.0 million of privately placed debt due December 2010

➢	$24.0 million of Class A notes amortization due December 2010
          As of September 30, 2008 NCB and its consolidated subsidiaries are in compliance with all of its debt covenants.
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

          NCB, FSB’s capital exceeded the minimum capital requirements as of September 30, 2008 and December 31, 2007. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) as of September 30, 2008 and December 31, 2007 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Tangible Capital (to tangible assets)	$154,826	9.92%	$23,417	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$168,834	11.86%	$113,865	8.00%	$142,331	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$154,363	10.85%	N/A	N/A	$85,399	6.00%
Core Capital (to adjusted tangible assets)	$154,826	9.92%	$62,444	4.00%	$78,055	5.00%

As of December 31, 2007:
Tangible Capital (to tangible assets)	$127,684	9.86%	$19,425	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$136,659	12.46%	$87,721	8.00%	$109,651	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$127,194	11.60%	N/A	N/A	$65,791	6.00%
Core Capital (to adjusted tangible assets)	$127,684	9.86%	$51,800	4.00%	$64,750	5.00%
          The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified NCB, FSB that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As of September 30, 2008, no such limitations or restrictions existed.
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
          Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.50% to 4.50% of the commitment amount. The standby letters of credit mature throughout 2008 to 2016. As of September 30, 2008, NCB had outstanding letters of credit with a total commitment amount of $307.5 million of which $269.0 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be remarketed. As a result of the municipal bond market disruptions in the third quarter of 2008, NCB provided funding for seven letters of credit for a total amount of $4.8 million.
          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $9.9 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $10.2 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of September 30, 2008. A liability of $9.8 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $10.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2007.
          The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	September 30,	December 31,	September 30,		December 31,
	2008	2007	2008		2007
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$937,032	$879,718	$4,685		$4,399
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$5,849	$5,912	$139	(1)	$(32)
Cooperative and Commercial Real Estate Loans	$41,065	$38,055	$175	(1)	$(546)
Standby letters of credit	$307,511	$280,959	$12,509		$13,165

(1)	Effective January 1, 2008, NCB valued certain rate lock commitments (that are ultimately intended for sale after the loan was funded) in accordance with SFAS 157 and SAB 109. See Note 16.
          NCB had a general reserve of $2.6 million and a specific reserve of $0.3 million as of September 30, 2008 to cover its loss exposure to unfunded commitments. As of December 31, 2007, NCB had a general reserve of $2.0 million for the same purpose.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Unrealized (loss) gain on designated derivatives(1)	$(50)	$(10,913)	$1,250	$(2,538)
Increase (decrease) in value of warehouse loans(2)	66	11,295	(1,314)	2,626

Net hedge ineffectiveness(3)	16	382	(64)	88

Unrealized (loss) gain on undesignated loan commitments recognized(4)	(720)	147	29	(200)
Gain (loss) on undesignated derivatives recognized(5)	803	(1,299)	1,578	281

Net gain (loss) on undesignated derivatives	83	(1,152)	1,607	81

Unrealized gain (loss) on non-hedging derivatives(6)	42	(307)	931	(544)
Basis adjustment upon transfer of loans from loans held-for-sale to loans and lease financing(7)	—	—	1,825	—

Net SFAS 133 adjustment	$141	$(1,077)	$4,299	$(375)

(1)	Includes the results of derivatives, which are designated and accounted for as hedges. It quantifies the change in fair value of the swap derivative over the period presented. Excludes interest rate swaps hedging debt, accounted for using the shortcut method under SFAS 133. Net hedge ineffectiveness is not impacted by shortcut method accounting.

(2)	Quantifies the change in the fair value of the loans (i.e. resulting from the change in the benchmark rate over the period presented).

(3)	Summarizes the net ineffectiveness that results from the extent to which the change in fair value of the hedged item is not offset by the change in fair value of the derivative.

(4)	Quantifies the change in value of the loan commitment.

(5)	Quantifies the change in value of the swap or forward sales commitment over the period presented.

(6)	Represents the changes in value of other derivative instruments that do not qualify for hedge accounting.

(7)	During the first quarter of 2008, NCB transferred $43.1 million of loans from loans held-for-sale to loans and lease financing. This balance represents the change in value of these loans from December 31, 2007 to the date of transfer.
          Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $1.4 million as of September 30, 2008. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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

          Forward loan sales commitments lock in the prices at which Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held-for-sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held for sale. NCB also participates in a cash window program with Fannie Mae to forward sell Cooperative, Residential Real Estate and Multifamily Loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to fair value through earnings.
          The estimated fair values of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments are recorded as a component of other assets and other liabilities on the consolidated balance sheet. The estimated fair values of the CIS are recorded in earnings.
          The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Financial futures contracts	$500	$6,400	$9	$17
Interest rate swap agreements related to debt	$85,000	$100,000	$1,367	$907
Interest rate swap agreements related to loans and loan commitments	$3,442	$70,190	$(324)	$(2,888)
Forward sales commitments:
Single-family Residential and Share Loans	$7,944	$15,010	$16	$(102)
Cooperative and Multifamily Loans	$54,010	$25,630	$1,008	$(78)
16. FAIR VALUE MEASUREMENTS
          During the second quarter of 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value pursuant to the provisions of SFAS 159. Unrealized gains and losses for these identified loans were included in earnings. Of the $29.2 million Residential Real Estate Loans held-for-sale disclosed in Note 6, the contractual principal amount of loans for which NCB has elected the fair value option under SFAS 159 totaled $12.6 million at September 30, 2008. The difference in fair value of these loans compared to their principal balance was $0.3 million and was recorded in gain on sale of loans as of September 30, 2008. The fair value option was not elected for the remaining $16.6 million Residential Real Estate Loans disclosed in Note 6. Further, NCB has not elected the fair value option for any of the $15.8 million of principal balance of Consumer and Commercial Loans disclosed in Note 6.
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
          A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value effective January 1, 2008:
•	Certificated and Non-Certificated Interest-Only-Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available regarding the valuation of NCB’s interest-only receivables.

•	U.S. Treasury and Agency Obligations — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.

•	Corporate Notes, Mutual Funds and Mortgage-Backed Securities — reported at fair value utilizing Level 2 inputs. As quoted market prices in actively traded markets are not available, fair values are estimated by using pricing models and quoted prices of securities with similar characteristics. Collateralized Mortgage Obligations, a component of Mortgage-Backed Securities that NCB holds, are not traded in active markets and there is little secondary market data that can be used. Therefore the assumptions used in the determination of the fair value of Collateralized Mortgage Obligations are considered Level 3.

•	Equity Securities — traded in active markets; therefore, the pricing inputs are considered Level 1.

•	Derivative Instruments — exchange-traded derivative instruments (e.g. financial futures contracts) are reported at fair value utilizing quoted prices and are therefore classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, NCB’s derivative positions are valued using models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps.

•	Loans Held-For-Sale — NCB’s loans held-for-sale, for which the fair value option has been elected, are reported at fair value. NCB determines the fair value of the loans-held-for sale using discounted cash flow models which incorporate quoted observable prices from market participants. Therefore, NCB classifies these loans held-for-sale as Level 2.

          The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2008

Assets
Certificated interest-only receivables	$—	$—	$27,084	$27,084
U.S. Treasury and agency obligations	34,363	—	—	34,363
Mutual funds	—	1,125	—	1,125
Mortgage-backed securities	—	18,261	5,286	23,547
Equity securities	47	—	—	47
Derivative instruments	—	3,087	—	3,087
Non-certificated interest-only receivables	—	—	23,920	23,920
Loans held-for-sale	—	12,931	—	12,931

Total	$34,410	$35,404	$56,290	$126,104

Liabilities
Derivatives	$—	$697	$—	$697

Total	$—	$697	$—	$697

          The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 (dollars in thousands):

	Certificated	Non-certificated	Collateralized
	Interest-Only	Interest-Only	Mortgage
	Receivables	Receivables	Obligations
Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	(2,543)	(3,459)	(1,732)
Purchases, issuances, settlements and fundings	—	880	—
Write down of asset due to prepayment	—	(28)
Transfers in and/or out of Level 3	—	—	—
Amortization	(4,201)	(3,405)	(237)

Balance at September 30, 2008	$27,084	$23,920	$5,286

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
          The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of September 30, 2008:
•	Loans Held-For-Sale — NCB’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The principal balance of these loans was $4.9 million at September 30, 2008. NCB determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies these loans held-for-sale as Level 3.

•	Mortgage servicing rights (“MSRs”) — NCB’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, NCB estimates the fair value of MSRs using discounted cash flow (“DCF”) models that calculate the present value of estimated future net servicing income. The model considers and incorporates individual loan characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. NCB reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. As the valuation inputs are largely unobservable, MSRs are classified within Level 3 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

•	Impaired Loans — NCB’s impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.
          The following table summarizes the fair value of instruments measured on a non-recurring basis as of September 30, 2008 (dollars in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance as of
	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2008

Assets
Loans held-for-sale	$—	$—	$4,695	$4,695	(1)
Mortgage servicing rights	—	—	600	600	(2)
Impaired loans	—	—	15,548	15,548	(3)

Total	$—	$—	$20,843	$20,843

(1)	Only mortgage loans with fair values below cost and for which the fair value option has not been elected, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)	Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date.

(3)	The fair value of the impaired loans only includes those loans that were evaluated under SFAS 114.
          As detailed in Note 15, NCB in the normal course of business enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Fair value is determined pursuant to SFAS 157 and SAB 109, both of which NCB adopted on January 1, 2008.
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
          The following is the segment reporting for the nine months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$26,721	$32,647	$6,352	$22,390	$3,042	$91,152
Interest expense	14,485	16,894	3,335	12,613	2,925	50,252

Net interest income	12,236	15,753	3,017	9,777	117	40,900

Provision for loan losses	6,203	3,320	—	1,008	—	10,531

Non-interest income	4,586	3,581	7,588	1,644	908	18,307

Non-interest expense:
Direct expense	3,608	2,564	4,299	1,781	17,658	29,910
Overhead and support	4,105	3,035	5,163	2,297	—	14,600

Total non-interest expense	7,713	5,599	9,462	4,078	17,658	44,510

Income (loss) before taxes	$2,906	$10,415	$1,143	$6,335	$(16,633)	$4,166

Total average assets	$507,504	$662,262	$126,817	$531,518	$176,831	$2,004,932

Total assets	$540,070	$819,493	$97,072	$521,314	$142,457	$2,120,406

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$30,213	$27,083	$18,684	$22,080	$3,982	$102,042
Interest expense	16,557	15,352	13,853	14,778	3,518	64,058

Net interest income	13,656	11,731	4,831	7,302	464	37,984

(Credit) provision for loan losses	(1,126)	1,187	—	53	—	114

Non-interest income	3,177	3,517	7,666	840	—	15,200

Non-interest expense:
Direct expense	5,157	2,550	2,942	2,541	18,655	31,845
Overhead and support	7,148	3,441	3,096	3,407	—	17,092

Total non-interest expense	12,305	5,991	6,038	5,948	18,655	48,937

Income (loss) before taxes	$5,654	$8,070	$6,459	$2,141	$(18,191)	$4,133

Total average assets	$455,635	$469,608	$393,125	$490,605	$144,834	$1,953,807

Total assets	$480,460	$492,394	$327,438	$495,267	$150,616	$1,946,175

The following is the segment reporting for the three months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$8,513	$12,445	$2,120	$6,471	$899	$30,448
Interest expense	5,062	6,311	674	3,881	371	16,299

Net interest income	3,451	6,134	1,446	2,590	528	14,149

Provision for loan losses	5,012	827	—	203	—	6,042

Non-interest income	1,537	1,152	3,588	565	278	7,120

Non-interest expense:
Direct expense	1,116	853	1,393	554	5,511	9,427
Overhead and support	1,379	1,131	2,011	825	—	5,346

Total non-interest expense	2,495	1,984	3,404	1,379	5,511	14,773

Income (loss) before taxes	$(2,519)	$4,475	$1,630	$1,573	$(4,705)	$454

Total average assets	$515,870	$771,109	$109,769	$534,687	$164,194	$2,095,629

Total assets	$540,070	$819,493	$97,072	$521,314	$142,457	$2,120,406

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$10,182	$9,559	$6,527	$7,461	$1,377	$35,106
Interest expense	5,814	5,476	4,711	5,284	1,247	22,532

Net interest income	4,368	4,083	1,816	2,177	130	12,574

Provision for loan losses	(406)	808	—	(339)	—	63

Non-interest income	1,034	1,209	(5,601)	236	—	(3,122)

Non-interest expense:
Direct expense	1,208	680	356	812	5,597	8,653
Overhead and support	2,731	1,684	445	1,673	—	6,533

Total non-interest expense	3,939	2,364	801	2,485	5,597	15,186

Income (loss) before taxes	$1,869	$2,120	$(4,586)	$267	$(5,467)	$(5,797)

Total average assets	$464,065	$479,830	$418,014	$494,200	$149,948	$2,006,057

Total assets	$480,460	$492,394	$327,438	$495,267	$150,616	$1,946,175

18. LOAN SALES AND SECURITIZATIONS
          NCB sells loans in the whole loan and securitization markets. When NCB sells loans, it generally continues to retain the mortgage servicing rights and, depending on the nature of the sale, may also continue to retain interest-only securities (retained interests).
          NCB did not sell any loans through securitized transactions during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, NCB sold loans through securitized transactions and retained interest-only receivables, which are considered retained interests in the securitized transactions. The net proceeds from NCB’s sales of loans through securitized transactions were $296.3 million and generated a total of $2.7 million in retained interests for the nine months ended September 30, 2007.
          During the nine months ended September 30, 2008 and 2007, NCB sold loans through whole loan or non-securitized transactions. Net proceeds from loan sale activity related to non-securitized transactions were $332.9 million and generated a total of $2.5 million in retained interests for the nine months ended September 30, 2008. The net proceeds from the sale of these loans were $398.0 million and generated a total of $4.8 million in retained interests for the nine months ended September 30, 2007.
          NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $300.6 million and $158.7 million for the nine months ended September 30, 2008 and 2007, respectively.
          In total, NCB generated a gain on the sale of loans of $7.3 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively. NCB generated a gain on the sale of loans of $3.4 million for the three months ended September 30, 2008 compared to a loss on the sale of loans of $6.4 million for the three months ended September 30, 2007.
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

     Activity related to MSRs for the nine months ended September 30, 2008 and 2007 was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2008		2007
Balance at January 1	$13,420		$9,362
Additions	1,607		4,013
Amortization	(1,294)		(879)

Change in valuation allowance	191	(1)	(10)

Balance at September 30	$13,924		$12,486

(1)	This represents a recovery of value of previously impaired MSRs. The recovery recorded does not exceed the amortized cost.
          As of September 30, 2008 and December 31, 2007 the MSR balance relating to the servicing of Share and Single-family Residential Loans was $3.2 million and $2.9 million, respectively. As of September 30, 2008 and December 31, 2007 the MSR balance relating to the servicing of all other loans was $10.7 million and $10.5 million, respectively.
          Changes in the valuation allowance for MSRs for the nine months ended September 30 were as follows (dollars in thousands):

	2008	2007
Balance at January 1	$239	$—
Additional write-downs	138	10
Recoveries	(329)	—

Balance at September 30	$48	$10

          Considerable judgment is required to determine the fair value of NCB’s retained interests because these assets have Level 3 inputs under SFAS 157.
          Key economic assumptions used in determining the fair value of MSRs at the time of sale for the nine months ended September 30, are as follows:

	2008	2007
Weighted-average life (in years):
Share and Single-family Residential Loans	3.9	5.6
Multifamily, Cooperative and Commercial Real Estate Loans	7.1	8.4

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	26.5%	19.7%
Multifamily, Cooperative and Commercial Real Estate Loans	5.4%	5.3%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.6%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	4.1%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	3.6%	5.6%

          Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of September 30, 2008, and December 31, 2007, and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,439	$4,277
Multifamily, Cooperative and Commercial Real Estate Loans	$14,984	$13,969

Weighted-average life (in years):
Share and Single-family Residential Loans	5.8	5.3
Multifamily, Cooperative and Commercial Real Estate Loans	6.8	7.3

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	20.2%	20.2%
Multifamily, Cooperative and Commercial Real Estate Loans	3.4%	2.9%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(239)	$(180)
Multifamily, Cooperative and Commercial Real Estate Loans	$(82)	$(69)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(452)	$(343)
Multifamily, Cooperative and Commercial Real Estate Loans	$(162)	$(137)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(143)	$(117)
Multifamily, Cooperative and Commercial Real Estate Loans	$(497)	$(486)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(277)	$(228)
Multifamily, Cooperative and Commercial Real Estate Loans	$(970)	$(947)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	4.0%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	4.9%	4.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(90)	$(120)
Multifamily, Cooperative and Commercial Real Estate Loans	$(719)	$(597)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(180)	$(240)
Multifamily, Cooperative and Commercial Real Estate Loans	$(1,437)	$(1,194)

Interest-Only Receivables
          Activity related to interest-only receivables for the nine months ended September 30, 2008 and 2007 is as follows (dollars in thousands):

	Certificated Interest-Only
	Receivables
	2008	2007
Balance at January 1 at fair value	$33,828	$39,950
Additions	—	1,107
Amortization	(4,201)	(4,012)

Change in mark-to-market(1)	(2,543)	(809)
Writedown of asset due to prepayment	—	(83)

Balance at September 30 at fair value	$27,084	$36,153

	Non-certificated Interest-Only
	Receivables
	2008	2007
Balance at January 1 at fair value	$29,932	$33,053
Additions	880	2,388
Amortization	(3,405)	(3,260)

Change in mark-to-market(1)	(3,459)	(267)
Writedown of asset due to prepayment	(28)	(50)

Balance at September 30 at fair value	$23,920	$31,864

(1)	See Note 4 for a discussion regarding other than temporary impairment for these interest-only receivables.
          For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables are the discount rate and the life of the estimated cash flows which are as follows:

	September 30,
	2008	2007
Weighted-average life (in years)	9.7	8.5
Weighted-average annual discount rate	12.16%	6.40%
          The increase in the discount rate is attributable to an increase in the investor spreads that would be demanded if these interest-only receivables were sold as of September 30, 2008.

          Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of September 30, 2008 and December 31, 2007, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Fair value	$51,004	$63,760
Weighted-average life (in years)	6.2	6.5
Weighted average annual discount rate	12.38%	8.12%
Impact on fair value of 10% adverse change	$(1,651)	$(1,574)
Impact on fair value of 20% adverse change	$(3,212)	$(3,084)
          At September 30, 2008 and December 31, 2007, the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.6 billion and $4.5 billion, respectively. As of September 30, 2008, there was $6.6 million or 0.1% of delinquent loans. As of December 31, 2007 there was $4.9 million or 0.1% of delinquent loans.
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
          The following table summarizes the cash flows received from loan sale activity and retained interests for the nine months ended September 30, (dollars in thousands):

	2008	2007
Net proceeds from loans sold through securitizations	$—	$296,305
Net proceeds from other loan sale activity	$332,921	$398,009
Net proceeds from auto loan sale activity	$300,607	$158,692
Servicing fees received	$5,012	$4,340
Cash flows received on interest-only receivables	$10,572	$11,265
19. NEW ACCOUNTING STANDARDS
FASB Staff Position No. 157-3
          In October 2008, the FASB issued Staff Position No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. SFAS 157-3 clarifies the application of SFAS 157 (see Note 16) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. For NCB, SFAS 157-3 is effective for the quarter ended September 30, 2008.
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
          If the FASB’s decision results in a change in GAAP that determines that the CMBS trusts are not QSPEs, NCB’s transfers may be required to be accounted for as collateralized borrowings instead of as sales. Also, if such future guidance is issued, NCB cannot predict what the transition provisions for implementing such guidance will be.

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
          NCB’s financial results, particularly its gain on loan sales, have been substantially impacted by changes in market conditions in the commercial mortgage-backed securities (“CMBS”) marketplace. The origination and sale of loans into the CMBS market had been a strong source of income for NCB. NCB believes that in time the CMBS market may recover and origination and loan sale profitability may return to levels of recent years; but in the interim NCB has the following strategies in place in an effort to counter these deteriorating conditions:
1.	NCB expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. This has allowed NCB to offset market risk by more rapidly selling loans upon their origination. On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government’s recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for NCB. While it is difficult to predict how long these conditions will exist and which markets and businesses of our company may be affected, these factors could continue to present risks for some time for the industry and our company.

2.	On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury’s stock, restrictions on the payment of common stock dividends, redemption provisions which (during the first three years) permit redemption only with proceeds of high-quality private capital, restrictions on stock repurchase programs, and restrictions on executive compensation. NCB is currently evaluating the potential benefits and costs associated with participating in the preferred stock program.

3.	NCB has shifted its focus to originating loans held-for-investment and focused less on originating loans held-for-sale.

4.	NCB transferred $43.1 million of Commercial Real Estate loans and Community Association Loans from loans held-for-sale to loans and lease financing in the first quarter of 2008 as the market for these loans was extremely limited.

5.	During the third and second quarters of 2008, NCB sold $31.0 million and $24.5 million, respectively, of Share and Single-family Residential Real Estate Loans in an effort to generate non-interest income through gain on sale of loans and reinvest the proceeds in higher earning assets. These loans had originally been held for investment.

6.	NCB has derivative counterparty risk relating to certain interest rate swaps it has with a counterparty. If the fair value of the derivative contract is positive, the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk. NCB minimizes repayment risk by entering into transactions with counterparties that NCB believes to be financially stable that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.

7.	As of September 30, 2008, NCB had outstanding letters of credit with a total commitment amount of $307.5 million of which $269.0 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be remarketed. As a result of the municipal bond market disruptions in the third quarter of 2008, NCB provided funding for seven letters of credit for a total amount of $4.8 million.

8.	During the nine months ended September 30, 2008, NCB sold $13.5 million of investment securities. Most of these securities were sold in an effort to reinvest those proceeds in higher earning assets. Using these proceeds, NCB purchased $28.0 million of Community Association Loans during the second quarter of 2008.

Despite very challenging market conditions, NCB continues to believe that:
•	There is no current or foreseeable evidence of credit quality deterioration in NCB’s saleable portfolios

•	Market demand for Cooperative and Multifamily Loans remains strong

•	Credit quality of NCB’s borrowers remains at an acceptable level with regard to non-performing and classified assets; however, due to the downturn of general economic conditions, some deterioration in credit quality may occur

•	Sales channels continue to exist for NCB’s loans held-for-sale

•	NCB has no recourse obligation for losses related to loans sold to third parties
Financial Performance Highlights for the nine months ended September 30, 2008
•	Deposit growth of 17.9% from December 31, 2007.

•	Solid credit quality — Non-performing assets of 1.1% of total assets as of September 30, 2008 and 0.7% as of December 31, 2007.

•	Loan and lease financing growth of $356.9 million or 23.4% (net of $43.5 million transfer of loans held-for-sale).
Results of Operations
For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Overview
          NCB’s net income for the nine months ended September 30, 2008 was $3.7 million. This was a 13.1% or $0.6 million decrease compared to $4.2 million for the nine months ended September 30, 2007.
          Total assets increased 13.3% or $248.6 million to $2.12 billion as of September 30, 2008, from $1.87 billion as of December 31, 2007.
          The annualized return on average total assets was 0.2% and 0.3% for the nine months ended September 30, 2008 and 2007, respectively. The annualized return on average members’ equity was 2.2% and 2.4% for the nine months ended September 30, 2008 and 2007, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Profitability	2008	2007	2008	2007

Net interest income	$14,149	$12,574	$40,900	$37,984
Net yield on interest earning assets	2.80%	1.86%	2.82%	2.06%
Non-interest income	$7,120	$(3,122)	$18,307	$15,200
Non-interest expense	14,773	15,186	44,510	48,937
Net (loss) income	(2)	(5,513)	3,657	4,209

Return on average assets	0.0%	-1.1%	0.2%	0.3%
Return on average members’ equity	0.0%	-9.5%	2.2%	2.4%
Efficiency ratio	69.5%	160.7%	75.2%	92.0%

	September	December 31,
Supplemental Data	30, 2008	2007

Loans held-for-sale	$45,024	$90,949
Loans and lease financing	1,880,843	1,523,958
Total assets	2,120,406	1,871,776
Total borrowings	645,703	574,443

Full time equivalent employees	308	327

Average members’ equity as a percentage of average total assets	11.0%	11.8%
Average members’ equity as a percentage of average total loans and lease financing	12.5%	13.3%

Net average loans and lease financing to average total assets	87.0%	87.6%
Net average earning assets to average total assets	95.3%	96.1%

	September 30,	December 31,
Credit Quality	2008	2007

Allowance for loan losses	$24,993	$17,714
Allowance for loan losses to loans outstanding	1.3%	1.1%
Provision for loan losses	$10,531	$152
Impaired assets	22,248	13,324
Real estate owned	469	310
Total non-performing assets	22,717	13,634
Non-performing assets as a percentage of total assets	1.1%	0.7%

Net Interest Income
          Net interest income for the nine months ended September 30, 2008, increased $2.9 million or 7.6% to $40.9 million compared with $38.0 million for the nine months ended September 30, 2007. The net yield on interest earning assets increased from 2.66% for the nine months ended September 30, 2007, to 2.82% for the same period in 2008.
          For the nine months ended September 30, 2008, interest income decreased by 10.6% or $10.9 million to $91.2 million compared with $102.1 million for the nine months ended September 30, 2007. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from September 30, 2007 to September 30, 2008 contributing $13.1 million to the decrease. An increase in volume offset the $13.1 million decrease by $2.2 million.
          Interest income from Real Estate (Residential and Commercial) Loans decreased $7.9 million or 13.3%. A decrease in average balances of $68.9 million or 5.9% contributed $3.3 million to the decrease, while a decrease in the yield from 6.70% in 2007 to 6.17% in 2008 contributed $4.5 million to the decrease. Consumer and Commercial Loans and Lease interest income decreased $1.1 million or 3.0%. The decrease in the yield from 8.40% in 2007 to 6.88% in 2008 contributed $6.9 million to the decrease in income, while an increase in average balances of $102.6 million or 18.4% offset $5.8 million of the year-over-year decrease. For the nine months ended September 30, 2007, the recognition of $1.1 million of interest income from a loan previously in non-accrual status accounted for 0.78% of the Consumer and Commercial Loan and Lease average yield for 2007. Also, during the second quarter of 2008, NCB purchased $28.0 million of Community Association Loans, a component of Commercial Loans. Interest income from investment securities and cash equivalents decreased by $1.3 million. A decrease in the yield from 5.56% in 2007 to 4.37% in 2008 contributed to the majority of the year-over-year decrease in investment securities interest income.
          Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $1.4 million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively.
          Interest expense for the nine months ended September 30, 2008, decreased $13.8 million or 21.5% from $64.1 million for the nine months ended September 30, 2007 to $50.3 million for the nine months ended September 30, 2008.
          Interest expense on deposits for the nine months ended September 30, 2008, decreased $3.4 million or 10.8% from $31.5 million in 2007 to $28.1 million in 2008. The average cost of deposits decreased by 88 basis points from 4.45% to 3.57% contributing $6.6 million to the decrease in interest expense. This was due to the Federal Reserve cuts in short-term interest rates, though this was partially offset by the strong competition for deposits. Average deposit balances for the nine months ended September 30, 2008 grew by $105.4 million or 11.2% from 2007 to 2008 partially offsetting the decrease in deposit interest expense by $3.2 million.
          Interest expense on short-term borrowings for the nine months ended September 30, 2008 decreased by $7.6 million or 53.5% from $14.2 million in 2007 to $6.6 million in 2008. The average cost of short-term borrowing decreased from 5.84% to 3.18% accounting for $6.0 million of the decrease in interest expense. A $47.2 million decrease in average short-term borrowings contributed $1.6 million to the year-over-year decrease in interest expense.
          For the nine months ended September 30, 2008 interest expense on long-term debt, other borrowings and subordinated debt decreased $2.8 million or 15.2%. The average cost of borrowing decreased from 6.23% to 5.17% accounting for the majority of the decrease in interest expense.
          See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the nine months ended September 30, 2008.

Table 1
Changes in Net Interest Income
For the nine months ended September 30,
(Dollars in thousands)

	2008 Compared to 2007
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(3,327)	$(4,526)	$(7,853)
Consumer and Commercial Loans and Leases	5,873	(6,938)	(1,065)

Total loans and lease financing	2,546	(11,464)	(8,918)
Investment securities and cash equivalents	(58)	(1,257)	(1,315)
Other interest income	(324)	(333)	(657)

Total interest income	2,164	(13,054)	(10,890)

Interest Expense
Deposits	3,168	(6,564)	(3,396)
Short-term borrowings	(1,597)	(6,035)	(7,632)
Long-term debt, other borrowings and subordinated debt	357	(3,135)	(2,778)

Total interest expense	1,928	(15,734)	(13,806)

Net interest income	$236	$2,680	$2,916

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the nine months ended September 30,
(Dollars in thousands)

	2008			2007
		Income /	Average		Income /	Average
	Average Balance*	Expense	Rate/Yield	Average Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,104,001	$51,088	6.17%	$1,172,945	$58,941	6.70%
Consumer and Commercial Loans and Leases*	660,395	34,061	6.88%	557,843	35,126	8.40%

Total loans and lease financing*	1,764,396	85,149	6.43%	1,730,788	94,067	7.25%
Investment securities and cash equivalents	139,931	4,583	4.37%	141,477	5,898	5.56%
Other interest income	26,619	1,420	7.11%	32,104	2,077	8.63%

Total interest earning assets	1,930,946	91,152	6.29%	1,904,369	102,042	7.14%

Allowance for loan losses	(19,291)			(18,610)

Non-interest earning assets
Cash	12,084			8,319
Other	81,193			59,729

Total non-interest earning assets	93,277			68,048

Total assets	$2,004,932			$1,953,807

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,050,579	$28,126	3.57%	$945,189	$31,522	4.45%
Short-term borrowings	278,325	6,634	3.18%	325,525	14,266	5.84%
Long-term debt, other borrowings and subordinated debt	399,347	15,492	5.17%	391,007	18,270	6.23%

Total interest bearing liabilities	1,728,251	50,252	3.88%	1,661,721	64,058	5.14%

Other liabilities	55,866			59,961
Members’ equity	220,815			232,125
Total liabilities and members’ equity	$2,004,932			$1,953,807

Net interest earning assets	$202,695			$242,648

Net interest revenues and spread		$40,900	2.42%		$37,984	2.00%
Net yield on interest earning assets			2.82%			2.66%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the nine
	months ended September 30,
	2008	2007
Gain on sale of loans	$3,988	$5,382
Servicing fees	3,911	3,668
SFAS 133 adjustment	3,322	(375)
Letter of credit fees	3,316	2,442
Prepayment fees	746	776
Real estate fees	567	1,159
Other	2,457	2,148

Total	$18,307	$15,200

          Total non-interest income increased $3.1 million or 20.4% from $15.2 million during the nine months ended September 30, 2007, to $18.3 million for the nine months ending September 30, 2008. This was driven by an increase of $2.3 million in gain on sale of loans, including the SFAS 133 adjustment, from $5.0 million for the nine months ended September 30, 2007 to $7.3 million for the nine months ending September 30, 2008 due to the mitigation of market risk given NCB’s expanded relationship with Fannie Mae and a $0.9 million increase in letter of credit income due to new letters of credit issued during 2008.
          The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from a gain of 0.8% in the first nine months of 2007 to a gain of 1.38% in the first nine months of 2008.
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
          Prior to the adoption of SAB 109 and SFAS 157, the fair value of the interest rate lock commitments recorded in earnings considered only the effects of market interest rate changes and changes in market spreads between the date of the rate lock and either the loan closing date or the balance sheet date. SFAS 157 and SAB 109 require, in addition to these elements of fair value, consideration of the difference between retail and secondary market or investor spreads as well as the expected cash flows from servicing activities. The application of these accounting standards had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loans and loan commitments of $1.4 million for loans that will not be funded or delivered to investors until a date subsequent to September 30, 2008.
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

     The following table shows the unpaid principal balance of loans sold during the nine months ended September 30 (dollars in thousands):

	2008	2007
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$295,386
Other loan sales	181,563	304,535

Total Cooperative, Multifamily and Commercial Real Estate Loans	181,563	599,921
Consumer Loans (auto loans)	300,607	158,692
Single-family Residential Loans and Share Loans	141,396	86,528
SBA Loans	9,553	8,865

Total	$633,119	$854,006

          The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
          During the nine months ending September 30, 2008, NCB sold $55.5 million of Share and Single Family Residential Real Estate Loans that had been originated as loans held for investment. This sale enabled NCB to generate non-interest income through gain on sale of loans and reinvest the loan proceeds in higher earning assets. No lower of cost or market adjustment was recorded because, on the date of transfer, and on an individual and aggregate basis, the fair value (evidenced by a quoted market price) exceeded the carrying amount of the loans.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for the nine months
	ended September 30,
	2008	2007
Compensation and employee benefits	$24,935	$24,856
Occupancy and equipment	5,286	5,962
Information systems	3,573	3,161
Contractual services	3,748	4,290
Corporate development	992	2,380
Travel and entertainment	840	1,040
Provision (credit) for losses on unfunded commitments	899	(175)
Lease termination costs	—	3,148
Deferred rent recognition related to lease termination	—	(1,860)
Loss on sale of investments available-for-sale	237	15
Lower of cost or market valuation allowance	203	3,055
Other	3,797	3,065

Total	$44,510	$48,937

          Non-interest expense for the nine months ended September 30, 2008, decreased 9.0% or $4.4 million to $44.5 million compared with $48.9 million for the corresponding prior year period primarily due to a $1.4 million decrease in corporate development due to an overall effort to reduce corporate expenses, a $1.3 million decrease in lease termination costs from 2007, and a $2.9 million decrease in the lower of cost or market valuation resulting from implementation of SFAS 159, partially offset by a $1.1 million increase in the provision for unfunded commitments as a result of an increase in the provision for one healthcare industry letter of credit during the third quarter of 2008.

          Information systems costs increased $0.4 million or 13.0% primarily due to an information technology reorganization and an increase in network costs from 2007 to 2008.
          Other non-interest expense increased $0.7 million or 23.9% primarily due to a $0.5 million increase in federal deposit insurance company expense as a result of a correlating increase in deposits and a $0.2 million expense related to the unwinding of an interest rate swap.
          Per SFAS 65, loans held-for-sale that have not been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the nine months ending September 30, 2008, NCB recorded a change in the SFAS 65 valuation allowance of $0.2 million to reflect the current market pricing for NCB’s loans held-for-sale at September 30, 2008.
Credit Quality
          Since December 31, 2007, the allowance for loan losses increased by $7.3 million, or 41.1% to $25.0 million. This included $0.6 million of recoveries received and $3.8 million of charge-offs on loans.
          The allowance for loan losses represented 1.3% of total loans and lease financing, excluding loans held-for-sale, as of September 30, 2008 and December 31, 2007. The allowance as a percentage of non-performing assets was 110.0% as of September 30, 2008 compared with 130.0% as of December 31, 2007.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2007	2007	2007
Real estate owned	$469	$956	$310	$310	$130
Impaired assets	22,248	16,234	14,599	13,324	21,033

Total	$22,717	$17,190	$14,909	$13,634	$21,163

As a percentage of loans and lease financing outstanding	1.21%	0.96%	0.90%	0.89%	1.45%

          The average balance of impaired loans was $14.8 million and $18.6 million for the nine months ended September 30, 2008, and the year ended December 31, 2007, respectively.
          Of the $22.2 million of impaired loans as of September 30, 2008, $1.7 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the loan terms being restructured during 2007. The fair value of the collateral is greater than the current outstanding principal balance as of September 30, 2008; therefore NCB has not reserved a specific allowance for this loan. NCB will continue to classify this loan as impaired until the borrower has sufficient cash flow to support its debt.
For the three months ended September 30, 2008 compared to the three months ended September 30, 2007
Overview
          NCB had a net loss of $2 thousand for the three months ended September 30, 2008 compared to a $5.5 million net loss for the three months ended September 30, 2007. The primary factors affecting the decrease in net loss were a $9.8 million increase in gain on sale of loans, including the SFAS 133 adjustment, due to the mitigation of market risk resulting from NCB’s expanded relationship with Fannie Mae, partially offset by a $6.1 million increase in the provision for loan losses due to downgrades on several loans during 2008.

Net Interest Income
          Net interest income for the three months ended September 30, 2008, increased $1.5 million or 12.0% to $14.1 million compared with $12.6 million for the three months ended September 30, 2007.
          For the three months ended September 30, 2008, interest income decreased by 13.4% or $4.7 million to $30.4 million compared with $35.1 million for the three months ended September 30, 2007. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from September 30, 2007 to September 30, 2008 contributing $5.8 million to the decrease. The decrease was partially offset due to an increase in average loan and lease financing balances as a result of an increase in loan originations from the three months ended September 30, 2007 to the three months ended September 30, 2008.
          Interest income from Real Estate (Residential and Commercial) Loans decreased $3.7 million or 17.9%. A decrease in average balances of $36.9 million or 3.1% contributed $0.6 million to the decrease, while a decrease in the yield from 6.89% in 2007 to 5.84% in 2008 contributed $3.1 million to the decrease. Consumer and Commercial Loans and Lease interest income decreased $0.2 million or 1.5%. The decrease in the yield from 8.26% in 2007 to 6.56% in 2008 contributed $2.7 million to the year over year decrease in income. The average Consumer and Commercial Loan and Lease balances for the three months ended September 30, 2008 increased $136.6 million or 24.0% partially offsetting the decrease in interest income by $2.5 million. Interest income from investment securities and cash equivalents decreased by $0.6 million. A decrease in the yield from 5.57% in 2007 to 4.55% in 2008 contributed $0.3 million to the year-over-year decrease while a small decrease in volume contributed another $0.3 million to the interest income decrease.
          Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $0.5 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively.
          Interest expense for the three months ended September 30, 2008 decreased $6.2 million or 27.6% from $22.5 million in 2007 to $16.3 million in 2008.
          Interest expense on deposits for the three months ended September 30, 2008 decreased $3.0 million or 25.0% from $12.1 million in 2007 to $9.1 million in 2008. The average deposit cost decreased from 4.77% to 3.18% accounting for $4.3 million of the decrease. Average deposit balances for the three months ended September 30, grew by $124.7 million or 12.3% from 2007 to 2008, partially offsetting $1.2 million of the $4.3 million decrease from yields. This was due to the Federal Reserve cuts in short-term interest rates, though this was partially offset by the strong competition for deposits.
          Interest expense on short-term borrowings for the three months ended September 30, 2008 decreased by $2.3 million or 52.4%. The average cost of short-term borrowing decreased from 5.59% to 3.07% accounting for the majority of the decrease in interest expense.
          For the three months ended September 30, 2008 interest expense on long-term debt, other borrowings and subordinated debt decreased $0.9 million or 15.3%. The average cost of borrowing decreased from 6.25% to 4.98% as the result of a general decrease in interest rates contributing $1.3 million to the decrease to interest expense while a slight increase in volume offset $0.4 million of the $1.3 million.
          See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended September 30, 2008.

Table 1A
Changes in Net Interest Income
For the three months ended September 30,
(Dollars in thousands)

	2008 Compared to 2007
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(587)	$(3,121)	$(3,708)
Consumer and Commercial Loans and Leases	2,529	(2,708)	(179)

Total loans and lease financing	1,942	(5,829)	(3,887)
Investment securities and cash equivalents	(271)	(338)	(609)
Other interest income	(129)	(33)	(162)

Total interest income	1,542	(6,200)	(4,658)

Interest Expense
Deposits	1,239	(4,259)	(3,020)
Short-term borrowings	(451)	(1,827)	(2,278)
Long-term debt, other borrowings and subordinated debt	344	(1,279)	(935)

Total interest expense	1,132	(7,365)	(6,233)

Net interest income	$410	$1,165	$1,575

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended September 30,
(Dollars in thousands)

	2008			2007
	Average	Income /	Average	Average		Average
	Balance*	Expense	Rate/Yield	Balance*	Income / Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,168,898	$17,060	5.84%	$1,205,781	$20,768	6.89%
Consumer and Commercial Loans and Leases*	704,372	11,544	6.56%	567,816	11,723	8.26%

Total loans and lease financing*	1,873,270	28,604	6.11%	1,773,597	32,491	7.33%
Investment securities and cash equivalents	122,356	1,392	4.55%	143,773	2,001	5.57%
Other interest income	24,624	452	7.34%	31,461	614	7.81%

Total interest earning assets	2,020,250	30,448	6.03%	1,948,831	35,106	7.21%

Allowance for loan losses	(20,369)			(18,550)

Non-interest earning assets
Cash	16,979			11,421
Other	78,769			64,355

Total non-interest earning assets	95,748			75,776

Total assets	$2,095,629			$2,006,057

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,137,841	$9,055	3.18%	$1,013,185	$12,075	4.77%
Short-term borrowings	269,434	2,067	3.07%	311,117	4,345	5.59%
Long-term debt, other borrowings and subordinated debt	415,536	5,177	4.98%	391,062	6,112	6.25%

Total interest bearing liabilities	1,822,811	16,299	3.58%	1,715,364	22,532	5.25%

Other liabilities	51,890			58,342
Members’ equity	220,928			232,351

Total liabilities and members’ equity	$2,095,629			$2,006,057

Net interest earning assets	$197,439			$233,467

Net interest revenues and spread		$14,149	2.45%		$12,574	1.95%
Net yield on interest earning assets			2.80%			2.58%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	September 30,
	2008	2007
Gain (loss) on sale of loans	$3,411	$(5,328)
Servicing fees	1,324	1,436
Letter of credit fees	1,171	705
Real estate fees	255	383
Prepayment fees	177	100
SFAS 133 adjustment	18	(1,077)
Other	764	659

Total	$7,120	$(3,122)

          Total non-interest income increased $10.2 million or 328.1% from a loss of $3.1 million during the three months ended September 30, 2007 to a gain of $7.1 million for the three months ending September 30, 2008. This was primarily driven by an increase of $9.8 million in gain on sale of loans, including the SFAS 133 adjustment, from a loss of $6.4 million for the three months ended September 30, 2007, to a gain of $3.4 million for the three months ended September 30, 2008, due to the mitigation of market risk given NCB’s expanded relationship with Fannie Mae.
          The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans decreased from a loss of 1.99% in the third quarter of 2007 to a gain of 2.49% in the third quarter of 2008.
          The $0.5 million increase in letter of credit fees from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to a greater number of letters of credit maturing during the three months ended September 30, 2007 than during the three months ended September 30, 2008. In addition, there were a greater number of new letters of credit recorded during the three months ended September 30, 2008 than during the three months ended September 30, 2007.
          NCB, in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Effective January 1, 2008, fair value is determined pursuant to SFAS 157 (commitments existing at January 1, 2008 and new commitments subsequent to January 1, 2008) and SAB 109 (only new commitments executed subsequent to January 1, 2008). The application of these accounting standards had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loans and loan commitments of $1.4 million for loans that will not be funded or delivered to investors until a date subsequent to September 30, 2008.

          The following table shows the unpaid principal balance of loans sold during the three months ended September 30 (dollars in thousands):

	2008	2007
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$98,702
Other loan sales	70,227	149,534

Total Cooperative, Multifamily and Commercial Real Estate Loans	70,227	248,236
Consumer Loans (auto loans)	106,322	57,592
Single-family Residential Loans and Share Loans	62,510	34,381
SBA Loans	8,986	5,582

Total	$248,045	$345,791

          The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
          During the three months ending September 30, 2008, NCB sold $31.0 million of Share and Single Family Residential Real Estate Loans that had been originated as loans held for investment. This sale enabled NCB to generate non-interest income through gain on loan sale and allowed the loan proceeds to be invested in higher earning assets. No lower of cost or market adjustment, was recorded because, on the date of transfer and on an individual and aggregate basis, the fair value (evidenced by a quoted market price) exceeded the carrying amount of the loans.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	September 30,
	2008	2007
Compensation and employee benefits	$7,637	$6,556
Occupancy and equipment	1,764	1,770
Contractual services	1,381	1,163
Information systems	1,045	1,198
Corporate development	342	743
Travel and entertainment	280	347
Provision for losses on unfunded commitments	672	21
Loss on sale of investments available-for-sale	244	—
Lower of cost or market valuation allowance	233	2,251
Other	1,175	1,137

Total	$14,773	$15,186

          Non-interest expense for the three months ended September 30, 2008 decreased 2.7% or $0.4 million to $14.8 million compared with $15.2 million for the corresponding prior year period primarily due to a $2.0 million decrease in the lower of cost or market valuation allowance partially offset by a $1.1 million increase in compensation and employee benefits due to a $1.8 million increase in employee incentive expenses partially offset by a $0.8 million decrease in employee salaries due to a headcount reduction.
          Per SFAS 65, loans held-for-sale that have been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the three months ending September 30, 2008, NCB recorded a change in the SFAS 65 valuation allowance of $0.2 million to reflect the current market pricing for NCB’s loans held-for-sale at September 30, 2008.

Liquidity and Capital Resources
     The following describe NCB’s primary sources and uses of liquidity:
•	Net proceeds from activity related to the sale of loans held-for-sale of $633.5 million have been realized during the nine months ending September 30, 2008

•	Solid and continual growth of deposits: 17.9% since December 31, 2007

•	Revolving line of credit available capacity of $209.6 million as of September 30, 2008, with an April 2011 maturity

•	Long-term debt maturities:
➢	$2.5 million Class A Notes due December 2008

➢	$2.5 million Class A Notes due December 2009

➢	$20.0 million of FHLB advances due June 2009

➢	$50.0 million of privately placed debt due January 2009

➢	$55.0 million of privately placed debt due December 2009

➢	$50.0 million of privately placed debt due December 2010

➢	$24.0 million of Class A notes amortization due December 2010

NCB anticipates replacing the above debt maturities through a combination of continued deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt or the utilization of current debt facilities.
•	FHLB available capacity of $95.1 million as of September 30, 2008
Sources and Uses of Funds
          NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
          Cash Provided by (Used in) Operating Activities. NCB’s net cash provided by operating activities for the nine months ended September 30, 2008 was $86.1 million compared against net cash used in operating activities of $2.7 million for the nine months ended September 30, 2007. This $88.7 million change was primarily due to a $301.6 million net decrease in cash used for the acquisition and origination of loans held-for-sale, net of principal collections, partially offset by a $219.5 million decrease in net proceeds from the sale of loans held-for-sale.
          Cash Used in Investing Activities. NCB’s net cash used in investing activities for the nine months ended September 30, 2008 was $370.7 million compared to $90.9 million for the nine months ended September 30, 2007. This $279.8 million increase in cash used was primarily due to a $268.2 million increase in cash used to originate loans and lease financing, net of principal collections and prepayments and a $27.6 million increase in cash used to purchase Community Association Loans during the quarter.
          Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the nine months ended September 30, 2008 was $253.9 million compared to $105.5 million for the nine months ended September 30, 2007. The increase in cash provided was primarily due to a $182.1 million increase in short-term borrowings and a $25.0 million increase in long-term borrowings, partially offset by a $66.4 million decrease in cash from deposits.
Interest-Bearing Liabilities
          Per Table 4 below, interest-bearing liabilities, including accrued interest as of September 30, 2008, increased 15.9% to $1.9 billion as of September 30, 2008 compared with $1.6 billion as of December 31, 2007.

          For the nine months ended September 30, 2008, deposits, all of which are held at NCB, FSB, increased 17.8% to $1.2 billion from $1.0 billion as of December 31, 2007. The weighted average rate on deposits as of September 30, 2008 was 3.0% compared to 4.2% as of December 31, 2007. The average maturity of the certificates of deposit at September 30, 2008 was 11.4 months compared with 13.8 months as of December 31, 2007.
          As of September 30, 2008, NCB had two depositors with deposits in excess of 5% of NCB’s total deposits. These two depositors had 8.8% and 7.5% of NCB’s total deposits. Of the $197.3 million of deposits from these two depositors, $0.5 million relates to non-interest bearing demand deposits, $54.5 million relates to interest bearing demand deposits and $142.3 million relates to certificates of deposit with early withdrawal penalties. Of the $142.3 million of certificates of deposit, $44.3 million matures within 3 months and $98.0 million has a maturity ranging from 4 months to 69 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(including accrued interest as of September 30, 2008)
(dollars in thousands)

	September 30,	December 31,
	2008	2007	% Change
Deposits	$1,214,780	$1,031,358	17.8%
Short-term debt	228,917	183,107	25.0%
Long-term debt	248,896	222,631	11.8%
Subordinated debt	120,484	119,245	1.0%
Junior subordinated debt	52,248	52,550	-0.6%

Total	$1,865,325	$1,608,891	15.9%

          Total borrowings, including accrued interest, increased $73.0 million or 12.6% from $577.5 million as of December 31, 2007 to $650.5 million as of September 30, 2008.
          NCB had $173.8 million of advances from the FHLB facility, of which $90.0 million were long-term, as of September 30, 2008 compared to $122.0 million as of December 31, 2007, of which $50.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $15.4 million and $15.9 million was issued as of September 30, 2008 and December 31, 2007, respectively.
          NCB had a $350.0 million committed revolving line of credit agreement as of September 30, 2008 of which $135.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of September 30, 2008. As of December 31, 2007, $111.0 million was outstanding on the revolving line of credit with $5.4 million issued in letters of credit thereunder. The revolving line of credit agreement matures in April 2011.
          NCB had a $10.0 million bid line (borrowing facilities in which no commitment fee is paid and where the other party is not committed to lend to NCB) available as of September 30, 2008. As of September 30, 2008, the $10.0 million bid line was outstanding. There were no bid lines outstanding as of December 31, 2007.
          As of September 30, 2008 and December 31, 2007, under its Medium Term Note Program, NCB had authority to issue up to $136.0 million and $151.0 million of medium term notes, respectively. NCB redeemed all $15.0 million of its outstanding medium term notes on May 15, 2008; therefore none were outstanding as of September 30, 2008. As of December 31, 2007, NCB had $15.0 million of medium term notes outstanding under this program.
          In addition, as of September 30, 2008 and December 31, 2007, NCB had $155.0 million of privately placed debt issued to various institutional investors outstanding.
          NCB’s long-term debt, as disclosed on its balance sheet includes $20.0 million of FHLB advances due June 2009 and $50.0 million of privately placed debt due January 2009.

          NCB’s subordinated debt, as disclosed on its balance sheet includes $2.5 million Class A Notes due December 2008.
Contractual Obligations
          As of September 30, 2008, there were no material changes to either the type or maturity of contractual obligations from December 31, 2007.
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
Provision for Income Taxes
          The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of NCB’s subsidiaries are subject to federal taxation. The income tax provision for the nine months ended September 30, 2008 was $0.5 million and the income tax benefit for the nine months ended September 30, 2007 was $76 thousand. NCB, FSB’s effective weighted average state tax rate was approximately 5.2% as of September 30, 2008 compared to 6.2% as of September 30, 2007. The increase in the tax provision was due to an increase in NCB, FSB’s income year over year.
          The income tax provision for the three months ended September 30, 2008, was $0.5 million, compared with an income tax benefit of $284 thousand for the three months ended September 30, 2007. The increase in the tax provision in 2008 was largely due to improved results in NCB’s subsidiaries subject to federal taxation, and improved performance at NCB, FSB. Net income of NCB’s subsidiaries subject to federal taxation was approximately $426 thousand for the nine months ended September 30, 2008 compared to $907 thousand for the nine months ended September 30, 2007. Net income at NCB, FSB was approximately $6.5 million for the nine months ended September 30, 2008 compared to a net loss of $264 thousand for the nine months ended September 30, 2007.

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
Item 1A. Risk Factors
          For a discussion of risk factors relating to NCB’s business, please refer to Item 1A of Part I of the 2007 Form 10-K, which is incorporated by reference herein, and the following information.
          On July 30, 2008, President Bush signed into law a housing bill which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government’s recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for NCB. While it is difficult to predict how long these conditions will exist and which markets and businesses of NCB may be affected, these factors could continue to present risks for some time for the industry and NCB.
          The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.
          On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury’s stock, restrictions on the payment of common stock dividends, redemption provisions which (during the first three years) permit redemption only with proceeds of high-quality private capital, restrictions on stock repurchase programs, and restrictions on executive compensation. NCB is currently evaluating the potential benefits and costs associated with participating in the preferred stock program.

          NCB constantly monitors its investment securities for impairment. Over time, ongoing deterioration in the economic and market environment may result in losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that material other-than-temporary impairments may be recorded in future periods.
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
Date: November 14, 2008

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ David Sanders
David Sanders
Senior Vice President, Corporate Controller