Form 10-K
period 2008-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2009-03-31
CIK 356801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock at December 31, 2008: Class B 1,726,718 and Class C 251,117. DOCUMENTS
INCORPORATED BY REFERENCE: None

This Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to NCB’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, other-than-temporary impairment evaluations, deposit flows, demand for mortgage, commercial and other loans, real estate values, performance of collateral underlying certain securities, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting NCB’s operations, pricing products and services.

PART 1

ITEM 1. BUSINESS

GENERAL

The National Consumer Cooperative Bank, which does business as NCB, is a financial institution organized under the laws of the United States. NCB (sometimes referred to herein as “Bank”) primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its borrowers or those eligible to become its borrowers (or organizations controlled by such entities). NCB operates directly and through its wholly owned subsidiaries, NCB Financial Corporation, a holding company, and NCB, FSB, a federally chartered thrift institution. NCB, FSB provides a broad range of financial services to cooperative and non-cooperative customers. This Form 10-K provides information regarding the consolidated business of NCB and its subsidiaries and, where appropriate and as indicated, provides information specific to NCB itself, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to NCB or the Bank refer to NCB and its subsidiaries collectively.

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

NCB fulfills its statutory obligations in two fashions. First, NCB, directly and through its wholly-owned indirect subsidiary, NCB, FSB, makes loans and offers other financing services, which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, NCB provides financial and other assistance to NCB Capital Impact.

The Act was passed on August 20, 1978, and NCB commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the “Act Amendments”) to convert the Class A Preferred stock of NCB previously held by the United States to Class A notes as of December 31, 1981 (the “Final Government Equity Redemption Date”). NCB maintains its executive offices at 601 Pennsylvania Avenue, N.W., Suite 750, Washington, D.C. 20004. The telephone number of its executive offices is (202) 349-7444. NCB’s operations center is located in Arlington, Virginia. NCB also maintains regional offices in Anchorage, Alaska, New York, New York, and Oakland, California. NCB, FSB maintains its principal office in Hillsboro, Ohio and non-retail branches in New York, New York and Washington, D.C.

NCB, directly and through NCB, FSB, originates various types of loans. The following are the primary types of such loans.

• Consumer Loans	Consumer Loans, including auto loans, include unsecured or secured loans to individuals primarily for personal use. If secured, Consumer Loans are secured by collateral other than real estate.

• Commercial Loans	Commercial Loans include unsecured or secured loans to businesses (including small business “SBA Loans” and loans to retailer members of wholesaler cooperatives), franchises, community associations, cooperative housing corporations (unsecured only) and other entities to refinance debt or fund capital improvements. Commercial Loans to businesses and franchises are primarily secured by personal property, rents or other cash flows. Commercial Loans to community associations (“Community Association Loans”) are secured by an assignment of condominium or homeowner assessments, accounts and rents and the association’s rights to collect them.

Commercial loans that are used for purposes other than the development and/or ownership of non-residential real property but are secured by non-residential real property are categorized as Real Estate — Commercial Loans.

• Real Estate — Residential Loans	Residential Real Estate Loans include Single-family Residential Loans, Share Loans, Cooperative Loans and Multifamily Loans.

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

• Real Estate — Commercial Loans	Commercial Real Estate Loans are loans to businesses (including small business “SBA Loans”) or investors to purchase, refinance, construct or improve non-residential property (e.g., retail centers, office buildings, industrial properties or self storage warehouse) and are secured by the underlying real estate.

• Leases	NCB has lease programs that it offers to customers.

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES

Eligibility Requirements

Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from NCB on a patronage basis under Section 108 of the Act if they are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from NCB under Section 108 of the Act the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by NCB; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons; and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. NCB may also purchase obligations issued by members of eligible cooperatives. NCB maintains member finance programs for members of distribution and purchasing cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.

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

NCB, both directly and acting through NCB, FSB, also makes certain non-patronage-based loans under the general lending authority and incidental powers provisions of Section 102 of the Act to entities and individuals other than eligible cooperatives, when NCB determines such loans to be incidental to and beneficial to lending programs designed for eligible cooperatives.

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

All loan approvals require at least two manager’s signatures and the Bank’s senior management approves credit commitments that exceed an individual lending authority.

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

Interest Rates for Real Estate Loans

NCB takes the following factors, among others, into consideration in pricing its Real Estate Loans: internal risk adjusted return objectives, prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. NCB fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five, seven or ten years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. For Cooperative, Multifamily and Commercial Real Estate Loans, the rate lock commitments can extend 12 months or longer. Such loans that do rate-lock generally close absent unusual circumstances.

Interest Rates on Commercial Loans

NCB originates Commercial Loans at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assessment of risk of the transaction. Typically, Commercial Loan repayment schedules are structured by NCB with flat monthly principal reduction plus interest on the outstanding balance.

Fees

NCB assesses fees to cover its costs of consideration and handling of loan transactions, and to compensate NCB for setting aside funds for future draws under a commitment. The fees paid to outside vendors such as appraisers, environmental consultants and legal counsel retained by NCB for loan transactions are typically charged to the borrower.

Underwriting

When evaluating credit requests, NCB seeks to determine, among others, whether a prospective borrower has and will have sound management, sufficient cash flow to service debt, assets in excess of liabilities and a continuing demand for its products, services or use of its facilities, so that the requested loan will be repaid in accordance with its terms.

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

Loans Benefiting Low-Income Persons

Under the Act, the Board of Directors must use its best efforts to insure that at the end of each fiscal year at least 35% of NCB’s outstanding loans are to (1) cooperatives whose members are predominantly low-income persons, as defined by NCB, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. NCB defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2008, NCB and NCB Capital Impact either directly funded or arranged the funding of over $553 million to borrowers meeting the low-income definition.

Loans to Cooperatives for Residential Purposes

Section 108 (a) of the Act prohibits NCB itself from making “any loan to a cooperative for the purpose of financing the construction, ownership, acquisition, or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purpose would exceed 30 per centum of the gross assets of the Bank.”

To date, the 30% limitation on loans to housing cooperatives for such purposes has not restricted NCB’s ability to provide financial services to housing cooperatives. NCB has been able to maintain its position in the cooperative real estate market without increased real estate portfolio exposure by selling or securitizing real estate loans to secondary market purchasers of such loans. The preponderance of NCB real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. Capital markets disruptions in 2007 and 2008 resulted in a significant reduction in the profitability of loans sold. There can be no assurance that NCB’s future lending to housing cooperatives for residential purposes will not be impaired by the statutory limit. As of December 31, 2008, approximately 5.9% of the total assets consisted of loans that are subject to the limitation.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions such as NCB, FSB have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate income areas, consistent with safe and sound banking practice. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiary.

OPERATIONS OF SUBSIDIARIES

NCB attempts to fulfill its statutory mission by providing financing opportunities to cooperatives directly and through its subsidiaries.

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

REGULATION

NCB is organized under the laws of the United States. The Farm Credit Administration examines NCB periodically, but that agency has no regulatory or enforcement powers over NCB. In addition, the Government Accountability Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB’s charter. The Office of Thrift Supervision (“OTS”) regulates NCB, FSB. As a savings and loan holding company, NCB itself is subject to limited regulatory and enforcement powers of and examination by the OTS pursuant to 12 U.S.C. § 1467a.

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

NCB and NCB, FSB are subject to a variety of federal, state and local laws, including laws relating to anti-money laundering and privacy.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement 109. The term tax position as used in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes otherwise currently payable to future years, or a change in the expected realizability of deferred tax assets.

The term tax position also encompasses, but is not limited to:

•	A decision not to file a tax return

•	An allocation or a shift of income between jurisdictions

•	The characterization of income or a decision to exclude reporting taxable income in a tax return

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.

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

Section 109 of the Act, as amended, provides that NCB itself, including its franchise, capital, reserves, surplus, mortgages or other security holdings and income, is exempt from taxation by any state, county, municipality or local taxing authority, except that any real property held by NCB is subject to any state, county, municipal or local taxation to the same extent according to its value as other real property is taxed.

NCB’s subsidiaries are subject to state income and franchise taxes.

TEMPORARY LIQUIDITY GUARANTEE PROGRAM

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 150 basis points per annum, depending on the issue date and maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. NCB has elected to participate in both guarantee programs.

TROUBLED ASSET RELIEF PROGRAM

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury’s stock, restrictions on the payment of common stock dividends, restrictions on stock repurchase programs, and restrictions on executive compensation. NCB is currently evaluating the potential benefits and costs associated with participating in the preferred stock program under the TARP.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”) enacted by the U.S. Congress. The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP, as long as any obligation arising from the financial assistance provided to the recipient under the TARP remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participation.

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

ITEM 1A. RISK FACTORS

Like other financial companies, NCB is subject to a number of risks, many of which are outside of NCB’s direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that NCB will have insufficient cash or access to cash to meet its funding and operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events.

In addition to the other information included in this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

The preparation of NCB’s financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the current volatility in the market and economic conditions may require the use of additional estimates and certain estimates may be subject to a greater degree of uncertainty.

(1) Credit Risk

Defaults in the repayment of loans may negatively impact NCB’s business.

A borrower’s default on its obligations under one or more of NCB’s loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the foreclosure and collection or restructuring of the loan.

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

NCB’s decisions regarding credit risk could be inaccurate and its allowance for loan losses may be inadequate, which could materially and adversely affect NCB’s business, financial condition, results of operations and future prospects. Additional loan losses will likely occur in the future and may occur at a rate greater than NCB has experienced to date.

Management periodically makes a determination of an allowance for loan losses based on available information, including the quality of NCB’s loan portfolio, certain economic conditions, the value of the underlying collateral and the level of non-accruing loans. Provisions to this allowance result in an expense for the period. The length and severity of the recession may affect NCB’s borrowers and; therefore management may determine that further increases in the allowance for loan losses are necessary. Bank regulatory agencies periodically review certain allowances for loan losses and the values they attribute to real estate acquired through foreclosure or other similar remedies. Such regulatory agencies may require NCB to adjust its determination of the value for these items. These adjustments could negatively impact NCB’s results of operations or financial condition.

In addition, NCB is engaged in making non-mortgage loans to commercial customers as well as making real estate loans and loans to individuals. Non-mortgage loans are generally considered not as safe as those loans secured by real estate.

NCB originates non-mortgage loans to small to medium-sized commercial customers primarily in the hardware, grocery, franchise, Employee Stock Ownership Plan (“ESOP”) and Alaska and Native American markets. These loans may be secured by furniture, fixtures, and equipment, inventory, and other collateral generally not considered as secure as real estate in the event of liquidation. Should market conditions or other factors impair the cashflow and operations of our small to medium-sized commercial customers, NCB could face an increase in delinquencies, increased provision requirements and/or losses that may adversely impact financial performance.

In determining the size of the allowance, NCB relies on an analysis of its loan portfolio, experience and an evaluation of general economic conditions. If NCB’s assumptions prove to be incorrect, the current allowance may not be sufficient. With the volatility of the economic decline and unprecedented nature of the events in the credit and real estate markets during the latter part of 2008, NCB made significant adjustments to its allowance in 2008 and additional adjustments may continue to be necessary if the local or national real estate markets and economies continue to deteriorate. Material additions to the allowance would materially decrease net income. In addition, federal regulators periodically evaluate the adequacy of NCB’s allowance and may require an increase in the provision for loan and lease losses or recognition of further loan charge-offs based on judgments different than those of NCB’s management. Any further increase in NCB’s allowance or loan charge-offs could have a material adverse effect on NCB’s results of operations.

NCB may be called upon to fund letters of credit related to municipal bonds.

Some of NCB’s outstanding letters of credit have been issued in connection with certain variable rate municipal bonds. Under these types of letters of credit, NCB can be called upon to fund the amount of tendered municipal bonds in the event the holder seeks repayment and the bond cannot be sold to another purchaser. In the third quarter of 2008, NCB provided funding for seven of these letters of credit in the amount of $4.8 million. NCB cannot guarantee that it will not have to provide further funding for these types of letters of credit which could impact its financial condition.

(2)	Market risk

Continued adverse developments in the financial markets and deterioration in global economic conditions could have a material adverse effect on NCB’s results of operations and financial condition.

Worldwide economic conditions deteriorated significantly during 2008. The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions have resulted in significant realized and unrealized losses in NCB’s investment portfolio. Also, this market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect NCB’s business, financial condition and results of operations.

Further deterioration or a continuation of recent market conditions may lead to a decline in the value of the assets that NCB holds or in the creditworthiness of its borrowers. In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker dealers, implementation of programs by the United States Federal Reserve to provide liquidity to the commercial paper markets and other matters. The overall effects of legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. While these measures have been implemented to support and stabilize the markets, these actions may have unintended consequences on the financial system or NCB’s business, including reducing competition or increasing the general level of uncertainty in the markets. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, NCB’s business, financial condition, results of operations and prospects could be adversely affected.

NCB does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on NCB and others in the financial industry. In particular, NCB may face the following risks in connection with these events:

•	Potential increase in regulation of NCB’s industry. Compliance with such regulation may increase NCB’s costs and limit its ability to pursue business opportunities.

•	The process NCB uses to estimate losses inherent in its credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of NCB’s borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of these estimates which may, in turn, impact the reliability of the process.

•	NCB may be required to pay significantly higher premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There is no assurance that recently enacted legislation will stabilize the U.S. financial system and the impact on NCB of this legislation cannot be reasonably predicted at this time.

NCB relies on business relationships with other financial institutions to provide funding and to hedge against interest rate risk. In particular, NCB itself is party to a revolving credit facility with a syndicate of other banks. If the credit market remains disrupted, NCB may have difficulty refinancing such facility or further amending that facility if necessary in the future. Pricing under that facility may also rise if the credit markets remain frozen. In addition, NCB, FSB relies on funding from the Federal Home Loan Bank of Cincinnati. Should that institution cease to be able to provide funding as a result of continuing market disruptions, it would negatively impact NCB, FSB’s operations.

NCB may not be able to attract and retain banking customers at current levels.

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

NCB, FSB’s deposit customers may pursue alternatives to deposits at its bank or seek higher yielding deposits causing NCB, FSB to incur increased funding costs.

Checking and savings account balances and other forms of deposits can decrease when deposit customers perceive alternative investments, such as the stock market or other non-depository investments as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives NCB, FSB undertakes to retain and increase deposits, including deposit pricing, can increase its costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, NCB can lose a relatively inexpensive source of funds, thus increasing funding costs.

NCB’s lines of business may be less diversified than its competitors.

NCB derives a significant amount of its earnings from blanket and share loan financing to housing cooperatives and then from members thereof. To the extent that cooperatives become a less favorable form of housing, become economically disadvantaged, or are negatively impacted by changing market conditions, NCB may be unable to attract and/or retain such banking customers and thereby may be unable to maintain or grow its business in this area and its results of operations and financial condition may be negatively impacted.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, NCB may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. NCB may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on NCB’s business and, in turn, its financial condition and results of operations.

The failure of other financial institutions could adversely affect NCB.

NCB’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. NCB has exposure to different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions NCB is required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, NCB may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect NCB’s financial condition and results of operations.

In addition, many of these transactions expose NCB to credit risk in the event of a default by its counterparty or client. Also, the credit risk may be exacerbated when the collateral held by NCB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the NCB. There is no assurance that any such losses would not materially and adversely affect NCB’s financial condition and results of operations.

Weakness in the real estate market, particularly in New York City, could negatively impact NCB’s banking business.

The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to housing cooperatives with low loan-to-value ratios compared to other Commercial Real Estate Loans.

With a loan concentration in the New York City area, a decline in local economic conditions could adversely affect the values of our real estate collateral and our operating performance. Consequently, a decline in local economic conditions in the New York City area may have a greater effect on NCB’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, NCB often secures loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If NCB is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values in the New York City area, its earnings and capital could be adversely affected.

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

NCB’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings.

Many of NCB’s assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, NCB’s earnings and profitability depend significantly on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. NCB expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. If market interest rates should move contrary to NCB’s position, this “gap” will work against NCB and its earnings may be negatively affected. In light of NCB’s current volume and mix of interest-earning assets and interest-bearing liabilities, its interest rate margin could be expected to decrease during periods of rising interest rates and, conversely, to increase during periods of falling interest rates. NCB is unable to predict or control fluctuations of market interest rates, which are affected by many factors including the following:

•	Inflation;

•	Recession;

•	Changes in unemployment;

•	The money supply;

•	Disorder and instability in financial markets; and

•	Governmental actions

NCB’s asset/liability management strategy may not be able to control its risk from changes in market interest rates and it may not be able to prevent changes in interest rates from having a material adverse effect on NCB’s results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Form 10-K for a further discussion of NCB’s sensitivity to interest rate changes.

Increases in interest rates may reduce demand for mortgage and other loans.

Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the NCB’s profits by reducing the amount of loan origination income.

NCB engages in derivative transactions, which expose it to credit and market risk.

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

Unexpected losses in future reporting periods may require NCB to adjust the valuation allowance against its deferred tax assets.

NCB evaluates the deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results. NCB is required to establish a valuation allowance for deferred tax assets if it determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, NCB evaluates all positive and negative available evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that NCB will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

NCB may be subject to a continuation of lower gains recorded from the sale of loans.

Another important source of income for NCB is gains recorded from the sale of Multifamily, Cooperative and Commercial Real Estate Loans. The gains are influenced by many variables, including changes in interest rates and the demand of investors to purchase securities backed by loans. During 2008, NCB has been negatively impacted by market changes, specifically, market conditions in the commercial mortgage-backed securities (“CMBS”) marketplace. The origination and sale of loans into the CMBS market had been a strong source of income for NCB. If current market conditions continue, NCB’s results of operations and financial condition may be negatively impacted.

NCB is subject to other-than-temporary impairment risk.

NCB recognizes an impairment charge when the declines in the fair value of equity and debt securities below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. NCB considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the issuer, and NCB’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that NCB identifies as potentially distressed.

Impairment is considered temporary when the fair value of the instrument has been adversely impacted by market conditions, such as changes in interest rates or investor spreads, and NCB has the intent and ability to hold the instrument until such time as it expects to have received the contractual cash flows and recovered its investment. However, NCB’s intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If NCB’s intent to hold a security with an unrealized loss changes, and it does not expect the security to fully recover prior to the expected time of disposition, NCB will write down the security to its fair value in the period that its intent to hold the security changes.

(3)	Liquidity risk

Adverse credit market conditions may affect NCB’s ability to meet liquidity needs.

The credit markets have recently been experiencing extreme volatility and disruption, and in the second half of 2008, the volatility and disruptions reached unprecedented levels. In some cases, the markets have exerted downward pressures on availability of liquidity and credit capacity for certain issuers.

NCB needs liquidity to, among other things, pay its operating expenses and interest on its debt, maintain its lending activities and replace certain maturing liabilities. Without sufficient liquidity, NCB may be forced to curtail its operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and NCB’s credit ratings and credit capacity. NCB financial condition and cash flows could be materially affected by continued disruptions in financial markets.

NCB itself relies on several sources of funding, including a revolving credit facility with a syndicate of banks. NCB, FSB has separate sources of funding unrelated to those of NCB itself. As a result of the deteriorating economy, NCB was able to secure amendments to certain financial covenants in its revolving credit facility and prudential agreements. Those amendments require NCB to pledge all of its assets as security, increased the interest rate NCB must pay, and reduced NCB’s capacity under the revolving credit facility from a total of $350 million to a total of $225 million, with further reductions scheduled through the December 2010 maturity. Continued adverse conditions in the credit markets may make it difficult for NCB to refinance or further amend the agreement should it be required to do so in the future. There is also no assurance that NCB will continue to meet certain convents required under the amended agreements. In addition, NCB’s access to funds through the agreements is dependent on the ability of its senior creditors to meet their funding commitments. If NCB cannot obtain adequate sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected. Adverse market conditions may also impact liquidity at NCB, FSB, which relies principally on deposits, borrowings from the Federal Home Loan Bank of Cincinnati, loan sales to Fannie Mae and other institutions.

Prepayments of loans may negatively impact NCB’s business.

Customers with adjustable rate loans generally may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers’ discretion. If customers prepay the principal amount of their loans, and NCB is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, interest income will be reduced. A significant reduction in interest income could have a negative impact on results of operations and financial condition.

Inability of customers to refinance loans may negatively impact NCB’s liquidity.

NCB, on a stand alone basis, has projected future funding needs based on certain assumptions regarding existing customer’s paying loans as they mature. In the event that the significant credit market disruption and the general economic downturn continues, such customers may be unable to find alternative sources of financing to payoff their loans to NCB. This could adversely affect NCB’s ability to fund new loans and meet its other operational costs.

NCB’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.

NCB’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. NCB has traditionally obtained funds through the capital markets but more recently it has relied on borrowings by NCB itself under a revolving credit facility with a syndicate of banks, on borrowings by NCB, FSB from the Federal Home Loan Bank of Cincinnati, and on customer deposits at NCB, FSB. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, NCB, FSB has had a higher percentage of its time deposits in denominations of $100,000 or more, in part because NCB, FSB has been positioned to serve business customers rather than retail customers, and business customers generally have higher levels of deposits. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at NCB, FSB decreases relative to its overall banking operations, NCB may have to rely more heavily on borrowings as a source of funds in the future. As a result of credit market disruptions and the need to renegotiate certain financial covenants, the cost of borrowing by NCB itself under the revolving credit facility has increased, and there is no assurance that further pricing increases will not occur. The cost of borrowings by NCB, FSB from the Federal Home Loan Bank may also increase, resulting in a higher cost of funds for NCB, FSB as well.

(4)	Operational risk

NCB is subject to extensive regulation and its business is highly regulated which could limit or restrict activities and impose financial requirements or limitations on the conduct of business.

NCB operates in a highly regulated environment and is subject to supervision and examination by federal and state regulatory agencies. The Farm Credit Administration examines NCB periodically, but that agency has no regulatory or enforcement powers over NCB. In addition, the Government Accountability Office is authorized to audit NCB. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke NCB’s charter. NCB, FSB as a federal savings association is subject to regulation and supervision by the OTS.

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

Furthermore, the recent disruptions in the financial markets and significant government involvement in financial institutions generally may lead to additional regulatory requirements. In that regard, on March 4, 2009, the Treasury and other federal agencies announced additional details relating to the Financial Stability Plan, which contains two significant programs to assist homeowners stay in their homes — the Home Affordable Refinance Program and the Home Affordable Modification Program. NCB is evaluating these programs as details emerge. In the event that NCB either elects to participate or is required to participate, the programs, and future governmental actions relating to financial institutions, may adversely affect NCB’s operations and profitability.

NCB is subject to regulatory capital adequacy guidelines, and if it fails to meet these guidelines, its financial condition would be adversely affected.

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

The financial services industry is undergoing rapid technological changes. If NCB is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, may be subject to interruption and instability or the cost to provide products and services may increase significantly.

The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better customer service, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. NCB’s future success will depend, in part, upon our ability to address the customer needs by using technology to provide products and services to enhance customer convenience, as well as to create additional operational efficiencies. Many of NCB’s competitors have substantially greater resources to invest in technological improvements. NCB may not be able to effectively implement new technology-driven products and services, which could reduce NCB’s ability to effectively compete and, in turn, have a material adverse effect on its financial condition and results of operations.

NCB relies on technology to conduct much of its activity. NCB’s technological operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to or instability of NCB’s internal or external technology that allows customers to use its products and services could harm its business and reputation. In addition, technology systems, whether they be NCB’s own proprietary systems or the systems of third parties on whom it relies to conduct portions of its operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of technology could harm NCB’s business and reputation.

NCB’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, our business and a negative impact on its results of operations.

NCB relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems. While NCB has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage NCB’s reputation, result in a loss of customer business, subject NCB to additional regulatory scrutiny, or expose NCB to civil litigation and possible financial liability, any of which could have a material adverse effect on its results of operations.

NCB’s controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

NCB regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on NCB’s business, results of operations and financial condition.

Environmental liability associated with commercial real estate lending could result in losses.

In the course of its business, NCB may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, NCB might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. NCB may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on NCB’s business, results of operations and financial condition.

New accounting pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact NCB’s results of operations and financial condition.

Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on NCB, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

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

NCB may not be able to attract and retain skilled people.

NCB’s success depends in large part on our ability to attract and retain key people and there are a limited number of qualified persons with knowledge of and experience in the banking industry in each of our markets. Furthermore, recent demand for skilled finance and accounting personnel among publicly traded companies has increased the importance of attracting and retaining these people. The unexpected loss of services of one or more of NCB’s key personnel could have a material adverse impact on its business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The federal government, as part of the American Recovery and Reinvestment Act and through other legislation and regulation, has imposed certain limitations on compensation to executives of financial institutions, including limitations on bonuses and severance payments. While NCB is not currently subject to such limitations, should NCB participate in certain programs or should the federal government take further actions, NCB may become subject to such limitations, which could adversely affect its ability to attract and retain key employees.

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

The rental expense for the fiscal year ended December 31, 2008 was $3.2 million for all offices combined.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business NCB is involved in various types of disputes, which may lead to litigation or other legal proceedings. NCB has determined that pending legal proceedings will not have a material impact on NCB’s financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NCB did not submit any matters to a vote of its security holders during 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

NCB currently has two classes of stock outstanding, the rights of which are summarized as follows:

Class B Stock — The Act permits Class B stock to be held by borrowers of NCB and requires each patronage-based borrower from NCB under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits NCB from paying dividends on Class B stock. There are two series of Class B stock outstanding. Class B-1 stock is Class B stock purchased from existing holders of Class B-1 stock subsequent to May 1, 1992. Class B-1 stock previously included shares of Class B stock purchased for cash from NCB between June 28, 1984 and May 1, 1992, of which there are none outstanding. Class B-2 stock is Class B stock purchased for cash from NCB prior to June 28, 1984 and any Class B stock distributed as part of NCB’s patronage refund distribution. Class B stock is transferable to another eligible holder only with the approval of NCB. NCB does not permit any transfers of Class B-2 stock and only permits transfers of Class B-1 Stock at the stock’s $100 par value and only as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, NCB specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. NCB also repurchased, at par value, any shares of Class B stock that it was required to repurchase from holders by the terms of the contracts under which such stock was originally sold by NCB. No such stock remains outstanding. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

Class C Stock — The Act permits Class C stock to be held only by cooperatives eligible to borrow from NCB (or entities controlled by such borrowers). The Act allows NCB to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other NCB stock) to the interest rate payable on such notes, which was 4.36% in 2008 using a weighted average. In 1994, NCB adopted a policy under which annual cash dividends on Class C stock of up to 2% of NCB’s net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount, rests within the discretion of NCB’s Board of Directors. NCB has allocated $7.2 million of its 2008 retained earnings for patronage dividends in the form of stock to be distributed during 2009. NCB’s Board of Directors passed a resolution in 2008 reducing the cash portion of its patronage dividends to be distributed in 2009 to zero. In 2007, a cash dividend of $1.58 per Class C share was paid. In 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of NCB. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

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

As of December 31, 2008, there were 2,556 holders of Class B stock and 471 holders of Class C stock.

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

Under NCB’s current patronage dividend policy that became effective in 1995, as amended, NCB makes the non-cash portion of the dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount and thereafter in Class C stock. Historically, NCB intended to pay a minimum of 35% of the patronage dividend in cash to those patrons with stock holdings of up to 5% or less of their loan amount and up to 55% to those patrons with stock holding of 10% or more of their loan amount. In order to preserve its capital, the Board of Directors has determined that, absent changed circumstances, NCB will not distribute any cash as part of the patronage dividend for the year ended December 31, 2008.

The chart below shows the number of shares of stock issued by NCB during the past three years.

	2008	2007	2006

Class B Stock Issued	—	101,783	158,732
Class C Stock Issued	—	6,464	14,972

Item 6.

Selected Financial Data
(Dollars in thousands)

For the Years Ended December 31,	2008	2007	2006	2005	2004

Profitability
Total interest income	$123,701	$135,739	$118,454	$96,479	$72,442
Total interest expense	67,305	85,121	72,096	52,337	35,122
Net interest income	56,396	50,618	46,358	44,142	37,320
Net yield on interest earning assets	2.84%	2.67%	2.68%	2.76%	2.60%
Non-interest income	24,942	11,969	33,680	37,216	33,134
Non-interest expense	58,259	63,571	55,532	53,099	44,142
Net income (loss)	3,874	(472)	19,425	25,647	22,555
Ratios
Return on average assets	0.2%	0.0%	1.1%	1.5%	1.5%
Return on average members’ equity	1.8%	-0.2%	8.7%	12.0%	11.2%
Efficiency	71.6%	101.6%	69.4%	65.3%	62.7%

At December 31,	2008	2007	2006	2005	2004

Supplemental Data
Loans held-for-sale	$14,278	$90,949	$242,847	$232,024	$303,289
Loans and lease financing	1,957,191	1,523,958	1,380,738	1,263,703	1,114,658
Total assets	2,154,892	1,871,776	1,829,477	1,694,567	1,612,870
Subordinated debt	116,489	118,989	120,676	123,117	125,583
Junior subordinated debt	51,547	51,547	50,647	50,614	50,580
Total borrowings	589,483	574,443	743,769	679,654	748,307
Members’ equity	226,757	222,763	227,838	219,008	205,490
Loans serviced for others	5,550,592	5,346,251	4,682,056	4,086,526	3,471,926
Headcount	316	327	306	280	266
Average members’ equity as a percentage of
Average total assets	10.8%	11.8%	12.8%	12.9%	13.7%
Average total loans and lease financing	12.1%	13.3%	14.3%	14.7%	16.1%
Net average loans and lease financing to average total assets	87.6%	87.6%	88.2%	86.3%	83.8%
Net average earning assets to average total assets	95.7%	96.1%	97.3%	95.0%	96.7%
Credit Quality
Allowance for loan losses	27,067	17,714	19,480	20,193	16,991
Allowance for loan losses to loans outstanding	1.4%	1.1%	1.2%	1.4%	1.2%
Provision for loan losses	18,650	152	3,667	470	2,511
Provision for loan losses to average loans outstanding, excluding loans held-for-sale	1.0%	0.0%	0.3%	0.0%	0.2%
Non-accrual loans	17,434	13,324	21,600	14,200	17,758
Real estate owned	659	310	193	10	29
Non-performing assets	18,093	13,634	21,793	14,210	17,787
Non-performing assets as a percentage of total assets	0.8%	0.7%	1.2%	0.8%	1.1%

y

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

2008 Summary

Worldwide economic conditions deteriorated significantly during 2008. As a result, NCB’s financial results have been substantially impacted. The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions have resulted in significant realized and unrealized losses for NCB.

The economic recession has adversely impacted NCB’s operating results in a number of ways including, but not limited to, 1) reduced gains from loan sales as the securitization market for commercial mortgage backed securities has all but ceased functioning; 2) deteriorating credit quality of NCB’s borrowers and a corresponding increase in the provision for loan losses as these businesses have lost revenues due to decreased economic activity; and 3) recognition of other-than-temporary impairment on NCB’s investments in collateralized mortgage obligations. For the full year 2008, NCB recognized net income of $3.9 million. Although NCB, FSB had a profit of $2.0 million in the fourth quarter of 2008, this amount fell short of the $3.5 million fourth quarter 2008 profit required for NCB, FSB under NCB’s revolving credit facility, covenant thereby causing a breach. Additionally, management believed that there was a risk that NCB would violate certain other financial covenants under the revolving credit facility and NCB’s senior note agreement with Prudential later in 2009 unless some form of covenant relief was obtained. On March 31, 2009, NCB executed an amendment to both the Prudential agreement and the revolving credit facility agreement which waives the revolving credit facility covenant violation and amends various covenant thresholds on a prospective basis. Management has completed financial projections through December 31, 2010 and believes that NCB will be in compliance with all covenants through the maturity of the credit facility and the Prudential notes.

Other provisions of the amendment to the revolving credit facility included:

•	An immediate reduction in the aggregate commitment amount to $225 million from $350 million

•	Further reductions in the aggregate revolving commitments by $30 million on the last day of each of the fiscal quarters ending June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.

•	All aggregate revolving commitments will be terminated by December 15, 2010 instead of April 29, 2011.

•	Interest cost increased to LIBOR plus 3.5% from LIBOR plus 0.75%

•	The revolving loan will also be collateralized by assets of NCB, including the stock in NCB, FSB

•	A limitation on the ability of NCB itself to make additional loans

•	Consent for NCB, FSB to borrow funds from the Federal Reserve Bank or other participating member banks

•	Consent for NCB, FSB to convert from a Thrift to a national bank charter, should the Board of Directors determine such action is in the best interest of NCB

•	Consent for NCB, FSB to issue FDIC guaranteed debt under the TLGP

•	Consent for NCB, FSB or NCB Financial Corporation to participate in the Capital Purchase Program under TARP

Other provisions of the amendment to the Prudential agreement included:

•	Interest cost increased to 8.5% with further increase to 10.5% in the event that NCB’s senior credit rating falls below investment grade

•	Change in stated maturity of one note from December 28, 2009 to [August 1, 2009] and a change in the stated maturity of the second note from December 28, 2010 to no later than December 15, 2010

•	Proceeds of certain asset sales or capital raises be applied to reduce the outstanding balance of the 2010 note on a pro rata basis with the outstanding balance of the revolving credit facility

•	In 2010, minimum Cash and Cash Equivalent balances must be increased from $25 million in the first quarter to $95 million in the fourth quarter

•	NCB must maintain balances on its revolving credit facility equal to the outstanding balance of the 2010 note

Prior to the economic downturn, the origination and sale of loans into the collateralized mortgage backed securities (“CMBS”) market had been a strong source of income for NCB. Unless and until the CMBS market recovers and loan origination and sale levels return to prior year levels, NCB has the following strategies in place to meet its liquidity needs and to counter the deteriorating conditions:

1.	On November 21, 2008, the Federal Deposit Insurance Corporation (“FDIC”) Board of Directors approved the Temporary Liquidity Guarantee Program (“TLGP”). The program was created to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

Under the TLPG, the FDIC will temporarily guarantee newly issued senior unsecured debt in a total amount up to 125 percent of the par or face value of senior unsecured debt outstanding, excluding debt extended to affiliates, as of September 30, 2008, that was scheduled to mature on or before June 30, 2009. Upon a payment default, the FDIC would continue to make scheduled interest and principal payments under the terms of the debt instrument through its maturity, except that, for debt issuances whose final maturities extend beyond June 30, 2012, at any time thereafter, the FDIC may elect to make a payment in full of all the outstanding principal and interest under the debt issuance.

Another component to the TLPG is the Transaction Account Guarantee Program (“TAGP”). As of December 2008, NCB is participating in the TAGP. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

2.	NCB expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. In order to mitigate risk, NCB forward sells loan commitments on a loan by loan basis. During the third quarter of 2008, the federal government put Fannie Mae and Freddie Mac into conservatorship. It is difficult to predict how the recession and financial support of Fannie Mae and Freddie Mac will affect NCB’s business and results of operations. NCB nevertheless continues to sell loans to Fannie Mae and expects to continue to do so.

3.	On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. Principal terms of this preferred stock program include payment of preferred cumulative dividends on the Treasury’s stock, restrictions on the payment of common stock dividends, redemption provisions which (during the first three years) permit redemption only with proceeds of high-quality private capital, restrictions on stock repurchase programs, and restrictions on executive compensation. NCB is currently evaluating the potential benefits and costs associated with participating in the preferred stock program.

4.	During 2008, NCB shifted its focus to originating loans held-for-investment and focused less on originating loans held-for-sale.

5.	During 2008, NCB transferred $43.5 million of Commercial Real Estate Loans and Community Association Loans from loans held-for-sale to loans and lease financing in the first quarter of 2008 as the market for these loans was extremely limited.

6.	During the second and third quarters of 2008, NCB sold $24.5 million and $31.0 million, respectively, of Share and Single-family Residential Real Estate Loans in an effort to generate non-interest income through gain on sale of loans and reinvest the proceeds in higher earning assets. These loans had originally been held for investment.

7.	As of December 31, 2008, NCB has derivative counterparty risk relating to certain interest rate swaps it has with a counterparty. If the fair value of the derivative contract is positive, the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative, NCB owes the counterparty, so there is no repayment risk while the fair value of the contract remains negative. NCB minimizes repayment risk by entering into transactions with counterparties that NCB believes to be financially stable that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.

8.	As of December 31, 2008, NCB had outstanding letters of credit with a total commitment amount of $293.7 million of which $258.5 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. For the year ended December 31, 2008, NCB provided funding for seven letters of credit for a total amount of $4.8 million. Only one letter of credit in the amount of $22 thousand remains outstanding for municipal bonds that could not be sold to another purchaser as of December 31, 2008. In an effort to mitigate the risk of possible future fundings of this kind, NCB has greatly curtailed marketing of this product line and is actively reducing its exposure in this area.

9.	During the twelve months ended December 31, 2008, NCB sold $20.0 million of investment securities. Most of these securities were sold in an effort to reinvest those proceeds in higher earning assets. Using a portion of these proceeds, NCB purchased $28.0 million of Community Association Loans during the second quarter of 2008.

10.	Since year-end 2007, the fair value of NCB’s collateralized mortgage obligation (“CMO”) investment portfolio has decreased as the result of conditions in the financial markets. At December 31, 2008, management determined certain investment securities were other-than-temporarily impaired based upon an evaluation of the credit quality of underlying issuers. As a result, NCB recorded a $1.7 million other-than-temporary impairment charge on three of its five CMO investments securities, previously carried at $2.0 million. After the fourth quarter impairment charges, the carrying value of NCB’s collective CMO portfolio was $5.7 million as of December 31, 2008. Management concluded none of the other CMO investment securities with an unrealized loss as of December 31, 2008, were other-than-temporarily impaired.

11.	Due to the general weakness in the economy, NCB has experienced some deterioration in its loan portfolio and therefore increased the provision for loan losses in 2008. The recession that the U.S. economy is currently facing is impacting NCB’s borrower’s and as a result, NCB is experiencing a higher frequency of loan impairments than in prior years.

12.	NCB expects to continue to focus on originating a greater portion of loans at NCB, FSB as compared with NCB itself. This is principally due to the less expensive source of funding available to NCB, FSB, which can rely on customer deposits and borrowings from the Federal Home Loan Bank of Cincinnati, both of which have lower borrowing costs than the revolving credit facility used by NCB itself. In addition, a recent amendment to NCB’s revolving credit facility limits NCB’s ability to originate loans at NCB itself. Because of the limitation on commercial lending at NCB, FSB under the federal Home Owners Loan Act, the continued migration of lending from NCB to NCB, FSB may reduce the number of Commercial Loans made by NCB. The amendment, however, also increases the potential sources of liquidity for NCB, FSB by permitting NCB, FSB to issue FDIC-guaranteed debt under the Temporary Liquidity Guarantee Program as well as to borrow under a federal funds program with the Federal Reserve and with other banks.

Despite very challenging market conditions, NCB continues to believe that:

•	Market demand for Cooperative and Multifamily Loans remains strong;

•	Due to the general weakness in the economy and the recession affecting NCB’s borrowers, NCB has experienced some deterioration in the credit quality of its loan portfolio and therefore an increase in the provision for loan losses and impaired loans during 2008. Although NCB is experiencing a higher frequency of loan impairments than in prior years, credit quality of NCB’s borrowers remains at an acceptable level;

•	Sales channels continue to exist for NCB’s loans held-for-sale;

•	NCB has no recourse obligation for losses related to loans sold to third parties; and

•	It will meet the revised debt covenants applicable to NCB itself under the amendments to the revolving credit facility and Prudential agreement and that both NCB and NCB, FSB will have adequate liquidity and will remain well-capitalized.

Financial Performance Highlights for the Twelve Months Ended December 31, 2008

•	Deposit growth of 26.5% from December 31, 2007.

•	Net income growth of $4.4 million from a loss of $0.5 million for the year ended December 31, 2007 to income of $3.9 million for the year ended December 31, 2008.

•	Increase in net yield on interest earning assets from 2.67% for the year ended December 31, 2007 to 2.84% for the year ended December 31, 2008.

•	Acceptable credit quality — Non-performing assets of 0.8% of total assets as of December 31, 2008 and 0.7% as of December 31, 2007.

•	Loan and lease financing growth of $433.2 million or 28.4% (net of $43.5 million transfer of loans held-for-sale).

2008 and 2007 Financial Summary

NCB’s net income for the year ended December 31, 2008 was $3.9 million compared with a net loss of $0.5 million for the year ended December 31, 2007. The primary factors affecting the increase in the net income were a $13.0 million increase in non-interest income, a $5.3 million decrease in non-interest expense partially offset by a $12.7 million decrease in net interest income after provision for loan losses.

Total assets increased 15.1% or $283.1 million to $2.15 billion at December 31, 2008 from $1.87 billion at December 31, 2007. A $433.2 million increase in loans and lease financing more than offset a $76.7 million decrease in loans held-for-sale.

The return on average total assets was 0.2% and 0% for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the return on average members’ equity was 1.8% and -0.2%, respectively.

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

Net interest income for the year ended December 31, 2008 increased $5.8 million or 11.5% to $56.4 million compared with $50.6 million for the year ended December 31, 2007.

For the year ended December 31, 2008, interest income decreased 8.8% or $12.0 million, to $123.7 million compared with $135.7 million for the year ended December 31, 2007. The total average earning balances increased by $92.3 million and aggregate yields decreased from 7.17% in 2007 to 6.23% in 2008. The decrease resulted primarily from a decrease in Real Estate, Consumer and Commercial Loan yields which more than offset an increase in Consumer and Commercial Loan balances year over year. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from December 31, 2007 to December 31, 2008 contributing $19.1 million to the decrease. An increase of $7.1 million in volume partially offset the $19.1 million decrease in rate.

Interest income from Real Estate (Residential and Commercial) Loans decreased $7.7 million or 10.0%. A decrease in average balances of $27.4 million or 2.4% contributed $1.7 million to the decrease, while a decrease in the yield from 6.69% in 2007 to 6.17% in 2008 contributed $6.0 million to the decrease. Consumer and Commercial Loans and Lease interest income decreased $0.9 million or 2.0%. The decrease in the yield from 8.35% in 2007 to 6.77% in 2008 contributed $9.9 million to the decrease in income, while an increase in average balances of $119.0 million or 21.0% offset $9.0 million of the year-over-year decrease. Interest income from investment securities and cash equivalents decreased by $2.6 million. A decrease in the yield from 6.06% in 2007 to 3.94% in 2008 contributed to the majority of the $2.6 million year-over-year decrease in investment securities interest income.

Other interest income, consisting only of excess yield, is generated from the Non-Certificated Interest-Only Receivables held by NCB. Emerging Issues Task Force Issue 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”) and the amendments to EITF 99-20 which are disclosed in EITF 99-20-1 provides specific guidance on the treatment of this excess yield. Under paragraph 11 of EITF 99-20 NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each Interest-Only Receivable, NCB is entitled to a cash interest payment. This is offset by the amortization of the

Interest-Only Receivable. Non-Certificated Interest-Only Receivables are recorded in the same manner as available-for-sale investment securities in accordance with SFAS 115. Excess yield income was $1.9 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $0.8 million. A $6.1 million decrease in the average balance contributed $0.5 million to the decrease while a decrease in the yield from 8.24% in 2007 to 7.17% in 2008 contributed $0.3 million to the decrease.

Interest expense decreased $17.8 million or 20.9% from $85.1 million for the year ended December 31, 2007 compared to $67.3 million for the year ended December 31, 2008.

Interest expense on deposits decreased $5.8 million or 13.4% from $43.3 million in 2007 to $37.5 million in 2008. The average cost of deposits decreased by 115 basis points from 4.50% to 3.35% contributing $12.1 million to the decrease in interest expense. An increase of $160.9 million in the deposit average balance offset the decrease in expense by $6.3 million. The weighted average rates on deposits at December 31, 2008 and 2007 were 2.75% and 4.19%, respectively. The average maturity of the certificates of deposit at December 31, 2008 and 2007 were 10.9 months and 13.8 months, respectively. The growth of deposits remains a key component of NCB’s funding capability.

Interest expense on short-term borrowings decreased by $8.8 million or 50.3% from $17.5 million in 2007 to $8.7 million in 2008. The average balance on short-term borrowings decreased by $64.8 million, which was primarily driven by the decrease in FHLB advances and contributed $3.2 million to the decrease in interest expense. The average cost of short-term borrowings decreased from 6.05% to 3.87%, contributing $5.6 million to the decrease.

Interest expense on long-term debt, other borrowings and subordinated debt decreased $3.2 million or 13.3%. The average cost of long-term, subordinated and other borrowings decreased from 6.22% in 2007 to 4.84% in 2008 contributing $5.6 million to the decrease in interest expense. The average balance increased by $43.8 million or 11.2%, offsetting $2.4 million of the decrease in interest expense.

For the year ended December 31, 2008, NCB recorded a $0.1 million offset to interest income associated with its swap contracts relating to the hedging of loans and loan commitments. NCB recorded $0.3 million of interest income and $0.2 million as an offset to interest income associated with its swap contracts relating to the hedging of loans and loan commitments for the years ended December 31, 2007 and 2006, respectively. In addition, NCB recorded an offset to interest expense of $0.8 million relating to the hedging of fixed-rate liabilities. NCB recorded as interest expense $0.9 million and $0.5 million relating to the hedging of fixed-rate liabilities for the years ended December 31, 2007 and 2006, respectively.

See Table 1 and Table 2 for detailed information of the changes in interest income and interest expense for 2008 and 2007.

Table 1
Changes in Net Interest Income
For the Years Ended December 31,
(Dollars in thousands)

	2008 Compared to 2007			2007 Compared to 2006
	Change in	Change in	Increase	Change in	Change in	Increase
	average	average	(Decrease)	average	average	(Decrease)
	volume	rate	Net*	volume	rate	Net*

Interest Income
Real Estate Loans (Residential and Commercial)	$(1,758)	$(5,984)	$(7,742)	$10,174	$3,285	$13,459
Consumer and Commercial Loans and Leases	8,999	(9,948)	(949)	103	3,126	3,229

Total loans and lease financing	7,241	(15,932)	(8,691)	10,277	6,411	16,688
Investment securities and cash equivalents	335	(2,898)	(2,563)	436	498	934
Other interest income	(472)	(312)	(784)	(129)	(208)	(337)

Total interest income	7,104	(19,142)	(12,038)	10,584	6,701	17,285

Interest Expense
Deposits	6,315	(12,076)	(5,761)	10,095	2,950	13,045
Short-term borrowings	(3,212)	(5,602)	(8,814)	(1,464)	594	(870)
Long-term debt, other borrowings and subordinated debt	2,420	(5,661)	(3,241)	884	(34)	850

Total interest expense	5,523	(23,339)	(17,816)	9,515	3,510	13,025

Net interest income	$1,581	$4,197	$5,778	$1,069	$3,191	$4,260

*	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the years ended December 31,
(Dollars in thousands)

	2008			2007			2006
	Average	Income /	Average	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield

Assets
Interest earning assets Real Estate Loans (Residential and Commercial)	$1,133,851	$69,920	6.17%	$1,161,204	$77,662	6.69%	$1,005,553	$64,203	6.38%
Consumer and Commercial Loans and Leases	685,843	46,405	6.77%	566,812	47,354	8.35%	565,537	44,125	7.80%

Total loans and lease financing	1,819,694	116,325	6.39%	1,728,016	125,016	7.23%	1,571,090	108,328	6.90%
Investment securities and cash eqivalents	140,036	5,518	3.94%	133,333	8,081	6.06%	125,907	7,147	5.68%
Other interest income	25,930	1,858	7.17%	32,060	2,642	8.24%	33,562	2,979	8.88%

Total interest earning assets	1,985,660	123,701	6.23%	1,893,409	135,739	7.17%	1,730,559	118,454	6.84%

Allowance for loan losses	(21,254)			(18,479)			(19,815)
Non-interest earning assets
Cash	12,438			10,366			18,234
Other	76,402			65,300			28,934

Total non-interest earning assets	88,840			75,666			47,168

Total assets	$2,053,246			$1,950,596			$1,757,912

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,122,383	$37,549	3.35%	$961,489	$43,310	4.50%	$728,352	$30,265	4.16%
Short-term borrowings	224,726	8,696	3.87%	289,496	17,510	6.05%	314,098	18,380	5.85%
Long-term debt, other borrowings and subordinated debt	434,676	21,060	4.84%	390,917	24,301	6.22%	376,699	23,451	6.23%

Total interest bearing liabilities	1,781,785	67,305	3.78%	1,641,902	85,121	5.18%	1,419,149	72,096	5.08%

Other liabilities	50,627			78,344			114,608
Members’ equity	220,834			230,350			224,155

Total liabilities and members’ equity	$2,053,246			$1,950,596			$1,757,912

Net interest earning assets	$203,875			$251,507			$311,410
Net interest revenues and spread		$56,396	2.46%		$50,618	1.99%		$46,358	1.76%
Net yield on interest earning assets			2.84%			2.67%			2.68%

*	Average loan balances include non-accrual loans.

Non-interest Income
(Dollars in thousands)

	Non-interest income
	for the years ended
	December 31,
	2008	2007

Gain (loss) on sale of loans	$6,016	$(1)
Servicing fees	4,568	4,651
Letter of credit fees	4,356	3,423
SFAS 133 adjustment	3,256	(1,468)
Commercial loan fees	1,184	428
Real estate loan fees	1,002	1,515
Prepayment fees	735	837
Other	3,825	2,584

Total non-interest income	$24,942	$11,969

Total non-interest income increased $12.9 million or 108.4% from $12.0 million for the year ended December 31, 2007, to $24.9 million for the year ended December 31, 2008. This was driven by an increase of $10.8 million in gain on sale of loans, including the SFAS 133 adjustment, from a loss of $1.5 million in 2007 to a gain of $9.3 million in 2008 due to the mitigation of market risk. In order to mitigate risk, NCB forward sells loan commitments on a loan by loan basis. The increase was also due to a $0.9 million increase in letter of credit income due to new letters of credit issued during 2008.

Other non-interest income includes commercial loan fees, cash management service fees, dividends on FHLB stock and other miscellaneous income NCB earns. Other non-interest income increased $1.2 million from $2.6 million for the year ended December 31, 2007 to $3.8 million for the year ended December 31, 2008. Primarily contributing to the increase is a $1.3 million increase in Commercial loan fees and a $1.3 million gain on debt swap unwinds partially offset by a $1.2 million decrease in real estate fees.

During the second quarter of 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value pursuant to the provisions of SFAS 159. Unrealized gains and losses for these identified loans were included in earnings. Of the $4.6 million Residential Real Estate Loans held-for-sale, the contractual principal amount of loans for which NCB has elected the fair value option under SFAS 159 totaled $0.5 million as of December 31, 2008. The difference in fair value of these loans compared to their principal balance was $20 thousand and was recorded in gain on sale of loans for the year ended December 31, 2008. The fair value option was not elected for NCB’s remaining $4.1 million Residential Real Estate Loans held-for-sale. Further, NCB has not elected the fair value option for any of the $9.7 million of principal balance of Consumer and Commercial Loans held-for-sale.

In total, non-interest income amounted to 30.7% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2008 compared with 19.1% for the year ended December 31, 2007.

The percentage of gain on the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from -0.24% in 2007 to 1.85% in 2008.

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

Prior to the adoption of SAB 109 and SFAS 157, the fair value of the interest rate lock commitments recorded in earnings considered only the effects of market interest rate changes and changes in market spreads between the date of the rate lock and either the loan closing date or the balance sheet date. SFAS 157 and SAB 109 require, in addition to these elements of fair value, consideration of the difference between retail and secondary market or investor spreads as well as the expected cash flows from servicing activities. The application of these accounting standards had the effect of recognizing a loss on loans, loan commitments and derivatives hedging these loans and loan commitments of $55.0 thousand for loans that will not be funded or delivered to investors until a date subsequent to December 31, 2008.

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

The following table shows the unpaid principal balance of loans sold for the years ended December 31 (dollars in thousands):

	2008	2007

Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$-	$373,498
Other loan sales (primarily to Fannie Mae)	273,660	491,499

Total Cooperative, Multifamily and Commercial Real Estate Loans	273,660	864,997
Consumer Loans (auto loans)	357,179	220,887
Single-family Residential Loans and Share Loans	166,199	109,255
SBA Loans	9,553	9,318

Total	$806,591	$1,204,457

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

Non-interest Expense
(Dollars in thousands)

	Non-interest expense
	for the years ended
	December 31,
	2008	2007

Compensation and employee benefits	$29,815	$32,703
Occupancy and equipment	7,470	8,057
Contractual services	5,482	5,944
Information systems	4,627	4,402
Loan costs	2,479	2,082
Net loss on other-than-temporary impairment and sale of available-for-sale securities	1,525	17
Corporate development	1,345	2,814
Travel and entertainment	1,220	1,449
Lower of cost or market valuation allowance	832	2,070
Provision for unfunded commitments	659	488
Deferred rent recognition related to lease termination	-	(1,860)
Lease termination costs	-	3,148
Other	2,805	2,257

Total non-interest expense	$58,259	$63,571

Non-interest expense for the year ended December 31, 2008, decreased 8.3% or $5.3 million to $58.3 million compared with $63.6 million for the corresponding prior year period primarily due to a $2.9 million decrease in compensation and employee benefits resulting from: the decrease in regular base salary due to the reduction in headcount, a reduction in bonuses and commissions due to the economic downturn and a decrease in severance expense for employees in 2008 compared to 2007. Also contributing to the decrease in non-interest expense from 2007 to 2008 was a $1.5 million decrease in corporate development due to an overall effort to reduce corporate expenses, a $1.3 million decrease in lease termination costs from 2007, and a $1.2 million decrease in the lower of cost or market valuation resulting from implementation of SFAS 159. The decrease was partially offset by a $1.5 million increase in the loss on investments available-for-sale for CMO investments that were other than temporarily impaired as of December 31, 2008.

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

In determining the size of the allowance, NCB relies on an analysis of its loan portfolio, experience and an evaluation of general economic conditions. If NCB’s assumptions prove to be incorrect, the current allowance may not be sufficient. With the volatility of the economic decline and unprecedented nature of the events in the credit and real estate markets during the latter part of 2008, NCB made significant adjustments to its allowance in 2008 and additional adjustments may continue to be necessary if the local or national real estate markets and economies continue to deteriorate. Material additions to the allowance would materially decrease net income. In addition, federal regulators periodically evaluate the adequacy of NCB’s allowance and may require an increase in the provision for loan and lease losses or recognition of further loan charge-offs based on judgments different than those of NCB’s management. Any further increase in NCB’s allowance or loan charge-offs could have a material adverse effect on its results of operations.

The consolidated allowance calculation on a loan-by-loan basis at December 31, 2008 was $27.1 million, which represents an increase of $9.4 million from December 31, 2007. The 2008 allowance for loan loss included net charge-offs of $9.3 million and provisions of $18.7 million. The allowance for loan losses was 1.4% and 1.1% of total loans and lease financing and was 1.4% and 1.2% of loans and lease financing, excluding loans held-for-sale, at December 31, 2008 and 2007, respectively. The allowance for loan losses was 1.50 and 1.30 times the non-performing assets at December 31, 2008 and 2007, respectively.

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

Due to the general weakness in the economy, NCB has experienced some deterioration in its loan portfolio and therefore increased the provision for loan losses in 2008.

Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31,
(Dollars in thousands)

	2008	2007	2006	2005	2004

Balance at beginning of year	$17,714	$19,480	$20,193	$16,991	$17,098

Charge-offs
Consumer Loans	(2,111)	(715)	(254)	(118)	—
Commercial Loans	(8,073)	(1,737)	(4,435)	(380)	(4,711)
Real Estate Loans (Residential and Commercial)	—	—	(32)	(9)	—

Total charge-offs	(10,184)	(2,452)	(4,721)	(507)	(4,711)

Recoveries
Consumer Loans	144	297	1	—	—
Commercial Loans	743	237	340	2,681	2,092
Real Estate Loans (Residential and Commercial)	—	—	—	558	1

Total recoveries	887	534	341	3,239	2,093

Net (charge-offs) recoveries	(9,297)	(1,918)	(4,380)	2,732	(2,618)

Provision for loan losses	18,650	152	3,667	470	2,511

Balance at end of year	$27,067	$17,714	$19,480	$20,193	$16,991

The higher provision for loan losses in 2008 compared to prior periods reflects an increase in the allowance for loan losses throughout most of the year in response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values. In the fourth quarter of 2008, NCB recorded a provision for loan losses of $8.1 million, compared to $6.0 million and $38.0 thousand for the third quarter of 2008 and fourth quarter of 2007, respectively. Approximately $3.8 million, or 46.9%, of the fourth quarter 2008 provision was attributed to continued deterioration in loan quality within the Commercial Loan portfolio, while another $2.3 million, or 28.3% of the fourth quarter 2008 provision was due to continued declines in commercial real estate credit quality and collateral values.

Of the $18.7 million provision for loan losses for 2008, $16.4 million was related to Commercial Loans, $1.8 million was related to Real Estate Loans and $0.3 million was related to Consumer Loans.

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

Net charge offs or net recoveries were 0.5%, 0.1%, 0.3%, 0.2% and 0.2% of the average loan and lease financing balance for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
At December 31,
(Dollars in thousands)

	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan and lease financing Consumer and Commercial Loans	$744,918	38.1%	$572,872	37.6%	$532,356	38.6%	$574,123	45.4%	$529,165	47.5%
Real Estate Loans (Residential and Commercial)	1,211,862	61.9%	950,512	62.4%	847,746	61.4%	684,951	54.2%	569,521	51.1%
Leases	411	0.0%	574	0.0%	636	0.0%	4,629	0.4%	15,972	1.4%

Total loans and lease financing	$1,957,191	100.0%	$1,523,958	100.0%	$1,380,738	100.0%	$1,263,703	100.0%	$1,114,658	100.0%

Allocation of allowance for loan losses Consumer and Commercial Loans	$22,601	83.5%	$10,907	61.6%	$14,430	74.1%	$14,780	73.2%	$11,023	64.9%
Real Estate Loans (Residential and Commercial)	4,466	16.5%	6,807	38.4%	5,050	25.9%	5,413	26.8%	5,968	35.1%

Total allowance for loan losses	$27,067	100.0%	$17,714	100.0%	$19,480	100.0%	$20,193	100.0%	$16,991	100.0%

Table 5
IMPAIRED ASSETS
At December 31,
(Dollars in thousands)

	2008	2007	2006	2005	2004

Real estate owned	$659	$310	$193	$10	$29
Impaired loans	20,377	13,324	21,600	14,200	17,758

Total	$21,036	$13,634	$21,793	$14,210	$17,787

Percentage of loans and lease financing outstanding	1.07%	0.89%	1.58%	1.12%	1.60%

A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Total impaired assets increased from $13.6 million at December 31, 2007 to $21.0 million at December 31, 2008. The increase of $7.4 million was primarily due to the addition of a $0.9 million Real Estate Loan, a $1.8 million Commercial Loan and a $1.5 million Commercial Loan. The increases are partially offset by the charge-off of a $4.3 million Commercial Loan that was previously in non- accrual status. As of December 31, 2008 and 2007, impaired assets as a percentage of total capital were 9.3% and 6.1%, respectively.

Of the $21.0 million of impaired loans as of December 31, 2008, $1.7 million was for a loan that was not in non-accrual status. However, the loan was deemed impaired due to the loan terms being restructured during 2007. The fair value of the collateral is greater than the current outstanding principal balance as of December 31, 2008; therefore NCB has not reserved a specific allowance for this loan. NCB will continue to classify this loan as impaired until the borrower has sufficient cash flow to support its debt.

2007 and 2006 Financial Summary

The net loss for the year ended December 31, 2007 was $0.5 million compared with a net income of $19.4 million for the year ended December 31, 2006. The primary factors affecting the decrease in the net income were a $21.7 million decrease in non-interest income, an $8.1 million increase in non-interest expense partially offset by a $7.8 million increase in net interest income after provision for loan losses.

Total assets increased 2.1% or $38.9 million to $1.87 billion at December 31, 2007 from $1.83 billion at December 31, 2006. A $143.2 million increase in loans and lease financing was more than offset by a $151.9 million decrease in loans held-for-sale.

The return on average total assets was 0% and 1.1% for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the return on average members’ equity was -0.2% and 8.7%, respectively.

Net Interest Income

Net interest income for the year ended December 31, 2007 increased $4.2 million or 9.2% to $50.6 million compared with $46.4 million for 2006.

For the year ended December 31, 2007, interest income increased 14.5% or $17.2 million, to $135.7 million compared with $118.5 million for the year ended December 31, 2006. The total average earning balances increased by $162.9 million and aggregate yields increased from 6.84% in 2006 to 7.17% in 2007. The increase resulted primarily from an increase in average Real Estate (Residential and Commercial) Loan balances as well as an increase in average yields on Real Estate (Residential and Commercial) and Commercial Loan and Lease balances.

Interest income from Real Estate (Residential and Commercial) Loans increased $13.5 million or 21.0%. An increase in average balances of $155.7 million or 15.5% contributed $10.2 million of the increase while an increase in the yield from 6.38% in 2006 to 6.69% in 2007 contributed $3.2 million. Consumer and Commercial Loans and Lease interest income increased $3.2 million or 7.32%. Average balances increased by $1.3 million, contributing $0.1 million to the increase. The increase in the yield from 7.80% in 2006 to 8.35% in 2007 contributed $3.1 million. Interest income from investment securities and cash equivalents increased $0.9 million. An $7.4 million or 5.9% increase in average balances contributed $0.4 million to the increase while the increase in yield from 5.68% in 2006 to 6.06% in 2007 contributed $0.5 million.

Interest expense increased $13.0 million or 18.1% from $72.1 million for the year ended December 31, 2006 compared to $85.1 million for the year ended December 31, 2007.

Interest expense on deposits increased $13.0 million or 43.1%. Average deposit balances grew by $233.1 million or 32.0% from 2006 to 2007, accounting for $10.0 million of the increase. Additionally, average deposit cost increased slightly by 34 basis points from 4.16% to 4.50%, accounting for $3.0 million of the increase.

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

NCB recorded, as an offset to interest income, $0.3 million, $0.2 million and $3.4 million associated with its swap contracts relating to the hedging of loans and loan commitments for the years ended December 31, 2007, 2006 and 2005, respectively. In addition and over the same respective periods, NCB recorded as interest expense $0.9 million, $0.5 million and $1.0 million relating to the hedging of fixed-rate liabilities.

See Table 1 and Table 2 for detailed information of the fluctuations in interest income and interest expense for 2007 and 2006.

Non-Interest Income

Total non-interest income decreased $21.7 million or 64.5% from $33.7 million for the year ended December 31, 2006 to $12.0 million in 2007. The decrease was primarily driven by a $19.9 million decrease in gain on loan sales from $19.9 million in 2006 to a loss of $1 thousand in 2007. The percentage of the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans, decreased from a gain of 2.20 in 2006 to a loss of -0.24% in 2007. This was due to the well publicized issues surrounding mortgage lending which had a severe negative effect on the commercial mortgage securitization market in the second half of 2007. The increased yield demanded by the ultimate purchasers of the loans during the second half of 2007 meant that many of the loans sold during this period were sold in a loss position as their pricing at the time of origination was at significantly lower levels.

In total, non-interest income amounted to 19.1% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2007 compared with 42.1% for the year ended December 31, 2006.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2007 increased 14.5% or $8.1 million to $63.6 million compared with $55.5 million for the year ended December 31, 2006 primarily due to a $1.7 million increase in compensation and employee benefits resulting from increased headcount and other factors discussed below, a $1.7 million increase in information systems costs relating to an information technology reorganization and an increase in network costs, a $3.1 million lease termination expense, a $1.9 million increase in the lower of cost or market valuation allowance on loans held-for-sale and an increase of $1.6 million in the provision for unfunded commitments. The increase was partially offset by the $1.9 million deferred rent recognition related to the lease termination. Non-interest expense as a percentage of average assets was 3.3% for 2007 compared with 3.2% for 2006.

2008 and 2007 Fourth Quarter Results

NCB’s net income for the three months ended December 31, 2008 was $0.2 million. This was a $4.9 million increase compared with a net loss of $4.7 million for the three months ended December 31, 2007. For the three months ended December 31, 2008, net interest income increased 23.0% or $2.9 million to $15.5 million compared with $12.6 million for the three months ended December 31, 2007.

For the three months ended December 31, 2008, interest income decreased 3.6% or $1.2 million to $32.5 million compared with $33.7 million for the three months ended December 31, 2007. The decrease was primarily due to a $1.1 million decrease in investment securities and cash equivalent interest income resulting from the decrease in yields during the three months ended December 31, 2008 compared to the same period in 2007.

For the three months ended December 31, 2008, interest expense decreased $4.0 million or 19.0% from $21.1 million for the three months ended December 31, 2007 to $17.1 million for the three months ended December 31, 2008. The decrease in interest expense resulted primarily from a $2.4 million decrease in deposit interest expense and a $1.6 million decrease in total borrowings. The decrease in yields on deposits and the reduction in the overall balance and yields of borrowings contributed to the decrease in interest expense.

For the three months ended December 31, 2008, total non-interest income increased $9.9 million or 305.9% to a gain of $6.7 million compared to a loss of $3.2 million for the three months ended December 31, 2007. This increase resulted primarily from an $8.5 million increase in the gain on sale of loans during the three months ended December 31, 2008 compared to the same period in 2007. Also, a $1.3 million increase in other income due to a gain in a debt swap unwind partially offset a $0.3 million decrease in servicing fees.

Non-interest expense for the three months ended December 31, 2008 decreased 6.2% or $0.9 million to $13.7 million compared with $14.6 million for the same period in 2007. This decrease is primarily the result of a $3.0 million decrease in compensation and employee benefits as a result of a $1.8 million reduction in bonuses and commissions and a $1.0 million decrease in severance pay expense. Also contributing to the decrease in non-interest expense is a $0.9 million decrease in provisions for unfunded commitments partially offset by an increase of $1.2 million loss on investments available-for-sale and a $1.6 million increase in the lower of cost or market value adjustment.

The income tax provision for the three months ended December 31, 2008 was $46 thousand, compared with an income tax benefit of $0.6 million for the three months ended December 31, 2007. The increase in the tax provision in 2008 was largely due to improved results in NCB’s subsidiaries subject to federal taxation, and improved performance at NCB, FSB.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
For the Three Months Ended
(Dollars in thousands)

	2008				2007
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Interest income	$32,549	$30,448	$30,232	$30,473	$33,697	$35,106	$32,723	$34,213
Interest expense	17,053	16,299	15,975	17,979	21,063	22,532	20,941	20,585

Net interest income	15,496	14,149	14,257	12,494	12,634	12,574	11,782	13,628
Provision (benefit) for loan losses	8,119	6,042	2,805	1,684	38	63	438	(387)

Income after provision (benefit) for loan losses	7,377	8,107	11,452	10,810	12,596	12,511	11,344	14,015
Non-interest income	6,635	7,120	7,164	4,024	(3,231)	(3,122)	8,118	10,204

Net revenue	14,012	15,227	18,616	14,834	9,365	9,389	19,462	24,219
Non-interest expense	13,749	14,773	15,256	14,481	14,634	15,186	18,640	15,111

Income (loss) before income taxes	263	454	3,360	353	(5,269)	(5,797)	822	9,108
Provision (benefit) for income taxes	46	456	110	(56)	(588)	(284)	206	2

Net income (loss)	$217	$(2)	$3,250	$409	$(4,681)	$(5,513)	$616	$9,106

Borrowings

One of NCB’s sources of funds is debt borrowings. NCB maintains credit facilities provided by a consortium of banks. As of December 31, 2008, NCB’s revolving credit agreement had a total facility of $350.0 million. As of December 31, 2008 and 2007, respectively $202.0 million and $111.0 million were outstanding under the revolving line of credit. An additional $5.4 million was issued in letters of credit thereunder as of December 31, 2008 and December 31, 2007. Therefore, as of December 31, 2008, $142.6 million was available under this facility.

During 2007, NCB entered into two separate amendments to its revolving credit agreement principally to adjust the return on assets and fixed charge coverage ratio covenants for the final two quarters of 2007 and for all of 2008. The second amendment also included an adjustment to the pricing, so that for London Interbank Offered Rate (LIBOR) loans, during 2008 and the first quarter of 2009, NCB would pay a minimum of LIBOR plus 0.75%. NCB paid $0.7 million in fees in connection with these amendments.

The economic recession has adversely impacted NCB’s operating results in a number of ways including, but not limited to, 1) reduced gains from loan sales as the securitization market for commercial mortgage backed securities has all but ceased functioning; 2) deteriorating credit quality of NCB’s borrowers and a corresponding increase in the provision for loan losses as these businesses have lost revenues due to decreased economic activity; and 3) recognition of other-than-temporary impairment on NCB’s investments in collateralized mortgage obligations. For the full year 2008, NCB recognized net income of $3.9 million. Although NCB, FSB had a profit of $2.0 million in the fourth quarter of 2008, that fell short of the $3.5 million fourth quarter 2008 profit required for NCB, FSB under NCB’s revolving credit facility, thereby causing a breach. Additionally, management believed that there was a risk that NCB would violate certain other financial covenants under the revolver and NCB’s senior note agreement with Prudential later in 2009 unless some form of covenant relief was obtained.

On March 31, 2009, NCB executed an amendment to both the Prudential agreement and the revolving credit facility agreement which waives the previous covenant violation in the credit agreement and amends various covenant thresholds on a prospective basis. Management has completed financial projections through December 31, 2010 and believes that NCB will be in compliance with all covenants through the maturity of the credit facility and the Prudential notes.

Other provisions of the amendment to the revolving credit facility included:

•	An immediate reduction in the aggregate commitment amount to $225 million from $350 million

•	Further reductions in the aggregate revolving commitments by $30 million on the last day of each of the fiscal quarters ending June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.

•	All aggregate revolving commitments will be terminated by December 15, 2010 instead of April 29, 2011.

•	Interest cost increased to LIBOR plus 3.5% from LIBOR plus 0.75%

•	The revolving loan will also be collateralized by assets of NCB, including the stock in NCB, FSB

•	A limitation on the ability of NCB itself to make additional loans

•	Consent for NCB, FSB to borrow funds from the Federal Reserve Bank or other participating member banks

•	Consent for NCB, FSB to convert from a Thrift to a national bank charter, should the Board of Directors determine such action is in the best interest of NCB

•	Consent for NCB, FSB to issue FDIC guaranteed debt under the TLGP

•	Consent for NCB, FSB or NCB Financial Corporation to participate in the Capital Purchase Program under TARP

In addition, as of December 31, 2008 and 2007, NCB had $105.0 million and $155.0 million, respectively of privately placed debt issued to various institutional investors. In December of 2008, NCB prepaid all $50.0 million of the privately placed debt due in January of 2009 and paid a $63 thousand prepayment penalty in connection with the repayment.

On December 31, 2007, NCB amended its agreement with The Prudential Insurance Company of America and related entities (collectively “Prudential”) and its agreement with Metropolitan Life Insurance Company and related entities (collectively “MetLife”) principally to adjust the fixed charge coverage ratio covenants for 2008. The amendment with MetLife also increased the cap on the amount of paid-in-capital NCB may invest in NCB Financial Corporation, the parent of NCB, FSB. During the first quarter of 2008 NCB made a similar amendment with respect to paid-in-capital to the agreement with Prudential. NCB paid $0.4 million in fees in connection with these amendments. NCB prepaid the $50.0 million of debt related to the MetLife amended agreement in December 2008 and incurred a $63 thousand prepayment penalty.

Other provisions of the amendment to the Prudential agreement included:

•	Interest cost increased to 8.5% with further increase to 10.5% in the event that NCB’s senior credit rating falls below investment grade

•	Change in stated maturity of one note from December 28, 2009 to August 1, 2009 and a change in the stated maturity of the second note from December 28, 2010 to no later than December 15, 2010

•	Proceeds of certain asset sales or capital raises be applied to reduce the outstanding balance of the 2010 note on a pro rata basis with the outstanding balance of the revolving credit facility

•	In 2010, minimum Cash and Cash Equivalent balances must be increased from $25 million in the first quarter to $95 million in the fourth quarter

•	NCB must maintain balances on its revolving credit facility equal to the outstanding balance of the 2010 note

NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and has a pledge agreement with FHLB requiring advances to be secured by eligible mortgages with a principal balance of 125% to 250% of such advances. As of December 31, 2008, the FHLB facility was $318.8 million. NCB, FSB had $192.1 million in available unused committed borrowing capacity with the FHLB as of December 31, 2008. NCB,

FSB’s FHLB borrowing capacity is determined by the FHLB using several factors, including asset quality and performance, capital, earnings, liquidity and credit ratings. Changes in the factors could increase or reduce the available capacity. The amendments to the revolving credit agreement and Prudential agreement do not impact NCB’s ability to borrow from the FHLB. As of December 31, 2008, there were $113.0 million outstanding advances from the FHLB, of which $90.0 million were long-term, compared to $122.0 million at December 31, 2007, of which $50.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $13.7 million and $15.9 million was issued as of December 31, 2008 and 2007, respectively.

NCB had no bid line availability as of December 31, 2008. As of December 31, 2007, NCB had $20.0 million of uncommitted bid lines available from several banks of which none was outstanding.

As of December 31, 2008 and 2007, under its Medium Term Note Program, NCB had authority to issue up to $151.0 and $136.0 million of medium term notes, respectively. On May 15, 2008, the most recent call date, NCB redeemed all $15.0 million of its medium term notes.

As of December 31, 2008 and 2007, NCB had authority to issue up to $50.0 million in preferred stock or subordinated debt. There was no preferred stock or subordinated debt under this authority outstanding as of December 31, 2008 and 2007.

Loans and Leases

During 2008 NCB shifted its focus to originating loans held-for-investment and focused less on originating loans held-for-sale. Loans and leases outstanding, including loans held-for-sale, increased $356.6 million or 22.1% from $1.6 billion at December 31, 2007 to $2.0 billion at December 31, 2008.

The Consumer and Commercial Loan and Lease portfolio increased 30.0% to $745.3 million at December 31, 2008 compared with $573.4 million at December 31, 2007 due principally to an increase in Consumer and Commercial Loan and Lease portfolio originations.

The Real Estate (Residential and Commercial) Loan portfolio increased 27.5% to $1.2 billion at December 31, 2008 from $950.5 million at December 31, 2007 due to an increase in portfolio Real Estate (Residential and Commercial) Loan originations during 2008. The Real Estate (Residential and Commercial) Loan portfolio is substantially composed of Multifamily Loans, Single-family Residential Loans and Share Loans.

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

NCB’s loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding at December 31:

	Commercial Loans		Real Estate Loans
	2008	2007	2008	2007

By Region:
Southeast	35.1%	37.8%	22.1%	19.7%
West	30.0%	24.3%	22.7%	26.0%
Northeast	22.6%	25.6%	43.1%	40.2%
Central	12.3%	12.3%	12.1%	14.1%

	100.0%	100.0%	100.0%	100.0%

	Percentage of
	Total Loans
	2008	2007

By Borrower Type:
Real Estate:
Residential	42.4%	51.0%
Commercial	20.9%	13.7%
Commercial:
Community Association	7.1%	5.8%
Food retailing and distribution	5.4%	6.9%
Franchise	4.9%	5.1%
Employee Stock Ownership Plan	3.9%	4.5%
Hardware	3.3%	3.3%
Non-Profit	3.1%	1.1%
Healthcare	2.4%	2.6%
Mission	1.8%	1.8%
Other	4.8%	4.2%

	100.0%	100.0%

NCB originates Cooperative Loans to predominantly owner-occupied housing cooperatives. A significant portion of NCB’s mortgage loans is secured by real estate in New York City due to the city’s extensive cooperative market. As of December 31, 2008 and 2007, there were $469.9 million and $362.3 million of Cooperative Loans secured by real estate in New York City, respectively, representing 24% and 23% of total loans and leases outstanding, respectively. The collateral for Cooperative Loans consists of first mortgage liens on the land and improvements of cooperatively owned, multifamily and single-family residential properties and property leases. Furthermore, the Cooperative Loan portfolio includes loans secured by second mortgage liens. In addition, certain unsecured lines of credit have been issued to cooperative borrowers. The loans are repaid from operations of the cooperative. NCB’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans less the value of the collateral.

Table 7
MATURITY SCHEDULE OF LOANS
As of December 31, 2008
(Dollars in thousands)

	One Year or	One to Five	Over Five
	Less	Years	Years	Total

Consumer Loans	$845	$28,599	$23,657	$53,101
Commercial Loans	72,539	223,518	395,760	691,817
Real Estate Loans:
Residential	32,623	149,132	635,783	817,538
Commercial	27,485	169,502	197,337	394,324
Leases	36	375	—	411

Total loans and leases	$133,528	$571,126	$1,252,537	$1,957,191

Fixed interest rate loans	$26,938	$301,785	$360,389	$689,112
Variable interest rate loans	106,590	269,341	892,148	1,268,079

Total Loans	$133,528	$571,126	$1,252,537	$1,957,191

Sources and Uses of Funds

NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.

Cash Provided by Operating Activities.  NCB’s net cash provided by operating activities for the year ended December 31, 2008 was $129.5 million compared to $154.3 million for the year ended December 31, 2007. This $24.8 million decrease in cash provided was primarily due to the decrease in net proceeds from loans held-for-sale of $387.0 million and a increase in the purchase of loans held-for-sale of $132.6 million partially offset by an decrease in loans originated for sale, net of principal collections of $481.8 million.

Cash Used in Investing Activities.  NCB’s net cash used in investing activities for the year ended December 31, 2008 was $439.9 million compared to $175.2 million for the year ended December 31, 2007. This $264.6 million increase in cash used was primarily due to a $294.5 million increase in cash used to originate loans, net of principal collections and prepayments, partially offset by a $53.6 million net decrease in cash used for investment activities (purchases, sales and maturities).

Cash Provided by Financing Activities.  NCB’s net cash provided by financing activities for the year ended December 31, 2008 was $286.5 million compared to $36.9 million for the year ended December 31, 2007 primarily due a $214.5 million change in cash from the proceeds from short-term debt and a $51.4 million year-over-year increase in cash from deposits.

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

Liquidity and Capital Resources

The following describe NCB’s primary sources and uses of liquidity as of December 31, 2008:

•	Net proceeds from activity related to the sale of $808.8 million loans held-for-sale have been realized during the twelve months ending December 31, 2008

•	Deposits, which have grown 26.5% since December 31, 2007

•	Revolving line of credit available capacity of $142.6 million as of December 31, 2008

Debt maturities:

•	$20.0 million FHLB advances due June 2009

•	$2.5 million Class A Notes due December 2009

•	$55.0 million of privately place debt due December 2009

•	$50.0 million of privately placed debt due December 2010

•	$24.0 million of Class A notes amortization due December 2010

NCB anticipates replacing the above debt maturities through a combination of continued deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt (including debt under the TLGP) or the utilization of current debt facilities.

NCB has established a liquidity plan which provides guidelines for liquidity management. For NCB’s liquidity management, it first determines the current liquidity position and then forecasts liquidity based on anticipated changes in the balance sheet. In its most current forecast, NCB expects to maintain adequate liquidity. Guidelines for the forecasted liquidity have been established. NCB believes that it has sufficient resources to meet its liquidity needs.

As described in the 2008 Summary, NCB executed amendments to both the Prudential and revolving credit facility agreements in March 2009. NCB’s liquidity forecasts remain adequate as the initial $125 million reduction and the subsequent quarterly $30 million reductions in aggregate revolving commitments are supported by loan maturities and amortization in NCB’s loan portfolio.

In addition, under the March 2009 revolving credit facility agreement amendment, NCB FSB’s potential liquidity sources increased as consent was given to issue FDIC guaranteed debt under the TLGP and to borrow funds from any Federal Reserve bank or any member of the Federal Reserve System.

FHLB available capacity of $192.1 million as of December 31, 2008. The amendments to the credit agreement and Prudential agreement do not impact NCB’s ability to borrow from the FHLB. The FHLB has the ability to increase or decrease borrowing availability based on various conditions and events.

Contractual Obligations

NCB has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 12 through 17 of the Notes to the Consolidated Financial Statements.

As of December 31, 2008, there were no material changes to either the type or maturity of contractual obligations from December 31, 2007.

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations (including interest) to third parties by payment date (dollars in thousands):

	One Year or	One to Three	Three to Five	Over Five
	Less	Years	Years	Years	Total

Deposits without a stated maturity	$346,760	$-	$-	$-	$346,760
Certificates of deposit	761,189	140,335	31,653	24,635	957,812
Short-term borrowings	225,076	-	-	-	225,076
Long-term debt	76,879	90,000	30,000	-	196,879
Subordinated debt	2,695	28,989	11,550	73,450	116,684
Junior subordinated debt	950	-	-	51,547	52,497
Operating leases	3,676	7,200	7,227	28,448	46,551

Total	$1,417,225	$266,524	$80,430	$178,080	$1,942,259

As of December 31, 2008, NCB had one depositor with deposits in excess of 5% of NCB’s total deposits. This depositor had deposits of 8.8% of NCB’s total deposits. All of the $102.0 million of deposits from this depositor relate to certificates of deposit with early withdrawal penalties. Of the $102.0 million of certificates of deposit, $9.0 million mature within 3 months and $93.0 million has a maturity ranging from 4 months to 78 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.

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

Capital

NCB’s capital position is projected to support growth and continuing access to financial markets. The average equity to average assets ratio was 10.8% for 2008 compared with 11.8% for 2007. The Act limits NCB’s outstanding debt to ten times its capital and surplus (including the subordinated debt). As of December 31, 2008, NCB, FSB maintained capital levels well in excess of regulatory requirements.

Patronage Policy

Each year, NCB, in accordance with the Act, declares patronage dividends approximately equal to its taxable net income thereby substantially reducing its Federal income tax. NCB has allocated $7.2 million of its 2008 retained earnings for patronage dividends in the form of stock to be distributed during 2009. NCB’s Board of Directors reduced the cash portion of the patronage dividend to be distributed in 2009 to zero.

In connection with the annual patronage dividend, NCB is required to distribute all patronage related income, less reserves for dividends on Class C stock, for interest on and redemption of Class A Notes, and for losses.

Provision for Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement 109. The term tax position as used in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes otherwise currently payable to future years, or a change in the expected realizability of deferred tax assets.

The term tax position also encompasses, but is not limited to:

•	A decision not to file a tax return

•	An allocation or a shift of income between jurisdictions

•	The characterization of income or a decision to exclude reporting taxable income in a tax return

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.

The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of NCB’s subsidiaries are subject to federal taxation. The income tax provision for the year ended 2008 was $0.6 million and the income tax benefit for the year ended 2007 was $0.7 million. NCB, FSB’s effective weighted average state tax rate was approximately 5.0% as of December 31, 2008 compared to 6.2% as of December 31, 2007. The increase in the tax provision was due to an increase in NCB, FSB’s income year over year.

The income tax provision for the three months ended December 31, 2008, was $46 thousand, compared with an income tax benefit of $0.6 million for the three months ended December 31, 2007. The increase in the tax provision in 2008 was largely due to improved results in NCB’s subsidiaries subject to federal taxation, and improved performance at NCB, FSB. Net income of NCB’s subsidiaries subject to federal taxation was approximately $296 thousand for the twelve months ended December 31, 2008 compared to a net loss of $62 thousand for the twelve months ended December 31, 2007. Net income at NCB, FSB was approximately $7.9 million for the twelve months ended December 31, 2008 compared to a net loss of $4.4 million for the twelve months ended December 31, 2007.

New Accounting Standards

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. NCB has elected to early adopt and apply the provisions of SFAS 161 effective December 31, 2008. Therefore the required enhanced disclosures of NCB’s derivative instruments and hedging activities and their effects on NCB’s financial position, financial performance and cash flows are included in this Form 10K (see Note 24 — Derivative Financial Instruments).

Statement of Financial Accounting Standards No. 140-4 and FASB Staff Position FASB Interpretation No. 46(R)-8

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

In December 2008, the FASB amended SFAS 140 with the issuance of Statement of Financial Accounting Standards No. 140-4 (“SFAS 140-4”) and FASB Staff Position FASB Interpretation No. 46(R)-8 (“FIN 46(R)-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” These new standards apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable interest entity (VIE) or QSPE. SFAS 140-4 and FIN 46(R)-8 are effective for the first interim period or fiscal year ending after December 31, 2008.

SFAS 140-4 requires NCB to disclose specific information related to the following matters:

1)	NCB’s continuing involvement, as transferor, with financial assets it has transferred in an asset-backed financing arrangement or securitization,

2)	The nature of any restrictions on assets reported in its balance sheet that relate to a transferred financial asset, and the carrying amounts of such assets,

3)	How servicing assets and servicing liabilities are reported under SFAS 140, and

4)	How NCB’s financial position, financial performance, and cash flows, as transferor, are affected by the transfer of financial assets that the it may continue to be involved with if the related securitization or asset-backed financing arrangements are accounted for as secured borrowings or as sales.

All required disclosures under SFAS 140-4 are included in the Consolidated Notes to the Financial Statements in this Form 10-K (see Note 27).

FIN 46(R)-8 requires NCB to disclose specific information related to the following matters:

1)	The significant judgments and assumptions NCB made in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE,

2)	The nature of restrictions on a consolidated VIE’s assets if reported in NCB’s balance sheet, and the carrying amounts of such assets,

3)	The nature of the risks associated with NCB’s involvement with a VIE and changes in those risks, and

4)	How involvement with a VIE affects NCB’s financial position, financial performance, and cashflows.

NCB does not believe FIN 46(R) — 8 is applicable as of December 31, 2008.

Critical Accounting Policies

Fair Value Measurements

On January 1, 2008, NCB adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 25 — Fair Value Measurements).

In October 2008, the FASB issued Staff Position No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. SFAS 157-3 clarifies the application of SFAS 157 (see Note 25) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. NCB adopted SFAS 157-3 effective July 1, 2008.

The provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” were adopted by NCB on January 1, 2008. SFAS 159 allows NCB, at specified election dates, to measure certain financial instruments at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are included in earnings. Electing to use fair value allows a better offset of the change in fair value of the loan and the derivative instruments used to hedge them without the burden of complying with the requirements of SFAS 133. Subsequent to the adoption of SFAS 159, loan origination costs for those loans where the fair value election was made are recognized in non-interest expense as incurred. Previously, these origination costs would have been capitalized as part of the carrying amount of the loans and recognized as a reduction of gains on loan sales.

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

The application of SFAS 157 and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loan and loan commitments of $1.4 million for loans that will not be funded or delivered to investors until a date subsequent to December 31, 2008.

Other-Than-Temporary Impairment of Investments

NCB’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis pursuant to the guidance in Statement of Financial Accounting Standard No. 115, as amended “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), and the amendments to EITF 99-20 which are disclosed in EITF 99-20-1 (issued January 2009 effective as of December 31, 2008.) Each individual security is evaluated for impairment. Impairment is considered temporary when the fair value of the instrument has been adversely impacted by market conditions, such as changes in interest rates or investor spreads, and NCB has the intent and ability to hold the instrument until such time as it expects to have received the contractual cash flows and recovered its investment.

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

NCB recognizes an impairment charge when the declines in the fair value of equity and debt securities below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. NCB considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that NCB identifies as potentially distressed. It is not necessary for an adverse change in cash flows to occur in order to determine that an impairment is other-than-temporary. When an investment security or retained interest is determined to be other than temporarily impaired, the carrying value is reduced to fair value and an impairment charge is recognized.

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

Reserves for impaired loans are established based upon the above criteria. Reserves on all other loans are calculated on a loan-by-loan basis based upon the probability of the default and the loss in the event of default for each risk rating, based on historical experience.

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

As of December 31, 2008 and 2007, NCB had not entered into any cash flow hedges.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NCB’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. NCB also has exposure to different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, NCB may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

In addition, many of these transactions expose NCB to credit risk in the event of a default by its counterparty or client. Also, the credit risk may be exacerbated when the collateral held by NCB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the NCB.

NCB’s principal market risk exposure remains interest rate risk.

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

The following tables present an analysis of the sensitivity of NCB’s net interest income and economic value of portfolio equity (market value of assets, less liabilities and derivative instruments.) The interest rate scenarios presented in the table include interest rates at December 31, 2008 and December 31, 2007 as adjusted for instantaneous parallel rate changes upward and downward of up to 200 basis points.

Net interest income was reasonably well insulated against the impact of changes in market interest rates at both December 31, 2008 and December 31, 2007. The impact of changing market interest rates is nonlinear due to the existence of customer options, primarily loan prepayments options, embedded in the balance sheet.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects NCB’s interest sensitivity gap (defined below) and other factors.

2008
			Change In
			Economic Value
Change In		Change In Net	of Portfolio
Interest Rates		Interest Income	Equity

+200		-9.6%	-15.1%
+100		-4.4%	-6.9%
-100		1.1%	2.7%
-200	(1)	n/a	n/a

2007
		Change In
		Economic Value
Change In	Change In Net	of Portfolio
Interest Rates	Interest Income	Equity

+200	-5.4%	-9.2%
+100	-2.2%	-3.7%
-100	1.1%	2.2%
-200	1.4%	3.2%

(1)	Due to the low level of interest rates as of December 31, 2008, it is not possible, nor meaningful to disclose results for this scenario.

Key assumptions used in the sensitivity analysis of net interest income and economic value of portfolio equity include the following:

1.	Balance sheet balances for various asset and liability classes are held constant for the net interest income simulations.

2.	Prepayment assumptions are predicated on an analysis of historical prepayment behavior and management expectations.

3.	Spread relationships between various interest rate indices and interest-earning assets and interest bearing liabilities estimated based on the analysis of historical relationships and management expectations.

The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. NCB’s one-year cumulative gap analysis at December 31, 2008 was negative $351.4 or -16.31% of assets. The one-year cumulative gap analysis at December 31, 2007 was positive $79.8 million or 4.38% of assets. These variations in gaps year over year are consistent with the simulation results that show relative changes in net interest income in response to changes in market interest rates.

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

The tables 8 and 9 set forth the expected maturity and repricing characteristics of NCB’s consolidated assets, liabilities and derivative contracts at December 31, 2008 and 2007.

Table 8
INTEREST RATE SENSITIVITY
At December 31, 2008
(Dollars in thousands)

						Over
	Interest -	Interest -	Interest -	Interest -	Interest -	12 Months and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 days	3 month	month	12 month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$39,971	$-	$-	$-	$39,971	$-	$39,971
Investment securities	2,216	2,692	7,637	10,229	22,774	45,711	68,485
Loans and leases*	342,282	268,479	122,380	220,812	953,953	990,449	1,944,402
Other assets - net	58,126	785	6,452	12,804	78,167	23,867	102,034

Total	$442,595	$271,956	$136,469	$243,845	$1,094,865	$1,060,027	$2,154,892

Interest-bearing liabilities
Deposits	$393,139	$166,133	$222,369	$230,607	$1,012,248	$196,960	$1,209,208
Short-term borrowings	225,000	-	-	-	225,000	-	225,000
Long-term debt	1,447	40,000	20,000	15,000	76,447	120,000	196,447
Subordinated debt	-	36,810	-	40,782	77,592	38,897	116,489
Jr. Subordinated debt	51,547	-	-	-	51,547	-	51,547

Total	$671,133	$242,943	$242,369	$286,389	$1,442,834	$355,857	$1,798,691

Other
Other non-interest bearing, net	$-	$-	$-	$-	$-	$356,201	$356,201
Effect of interest rate swap and financial futures	-	43,442	-	(40,000)	3,442	(3,442)	-

Total liabilities & members’ equity, net of derivatives	$671,133	$286,385	$242,369	$246,389	$1,446,276	$708,616	$2,154,892

Repricing differences	$(228,538)	$(14,429)	$(105,900)	$(2,544)	$(351,411)

Cumulative gap	$(228,538)	$(242,967)	$(348,867)	$(351,411)

Cumulative gap as % of total assets	-10.61%	-11.28%	-16.20%	-16.31%

*	Includes loans held-for-sale and allowance for loan losses.

Table 9
INTEREST RATE SENSITIVITY
At December 31, 2007
(Dollars in thousands)

						Over
	Interest	Interest	Interest	Interest	Interest	12 Months and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 days	3 month	6 month	12 month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$63,724	$-	$-	$-	$63,724	$-	$63,724
Investment securities	16,883	8,790	6,894	23,252	55,819	49,764	105,583
Loans and leases*	140,753	439,381	96,915	157,860	834,909	762,284	1,597,193
Other assets - net	70,523	482	703	1,407	73,115	32,161	105,276

Total	$291,883	$448,653	$104,512	$182,519	$1,027,567	$844,209	$1,871,776

Interest-bearing liabilities Deposits	$202,499	$127,965	$153,720	$143,557	$627,741	$358,120	$985,861
Short-term borrowings	183,000	-	-	-	183,000	-	183,000
Long-term debt	-	-	-	-	-	220,907	220,907
Subordinated debt	-	39,310	-	-	39,310	79,679	118,989
Jr. Subordinated debt	51,547	-	-	-	51,547	-	51,547

Total	$437,046	$167,275	$153,720	$143,557	$901,598	$658,706	$1,560,304

Other
Other non-interest bearing, net	$-	$-	$-	$-	$-	$311,472	$311,472
Effect of interest rate swap and financial futures	766	45,399	-	-	46,165	(46,165)	-

Total liabilities & members’ equity, net of derivatives	$437,812	$212,674	$153,720	$143,557	$947,763	$924,013	$1,871,776

Repricing differences	$(145,929)	$235,979	$(49,208)	$38,962	$79,804

Cumulative gap	$(145,929)	$90,050	$40,842	$79,804

Cumulative gap as % of total assets	-7.70%	4.93%	2.29%	4.38%

*	Includes loans held-for-sale and allowance for loan losses.

Table 8 indicates that on December 31, 2008 NCB had gaps (as a percentage of total assets) of negative 13.65% and 14.40% at the one year and six month time horizons, respectively. Table 9 indicates that on December 31, 2007, NCB had a positive gap (as a percentage of total assets) of 4.38% and 2.29% at the one year and six month time horizons, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NCB’s financial statements and notes thereto are set forth beginning on the following page. NCB is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Members of National Consumer Cooperative Bank:

We have audited the accompanying consolidated balance sheets of National Consumer Cooperative Bank and subsidiaries (the Company) as of December 31, 2008, and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Consumer Cooperative Bank and subsidiaries as of December 31, 2008, and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

McLean, Virginia
March 31, 2009

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)

Assets
Cash and cash equivalents	$39,971	$63,724
Investment securities
Available-for-sale (amortized cost of $71,869 and $107,396)	68,098	105,166
Held-to-maturity (fair value of $374 and $431)	387	417
Loans held-for-sale ($14.4 million and $0 million recorded at fair value, respectively per SFAS 159)	14,278	90,949
Loans and lease financing	1,957,191	1,523,958
Less: Allowance for loan losses	(27,067)	(17,714)

Net loans and lease financing	1,930,124	1,506,244
Other assets	102,034	105,276

Total assets	$2,154,892	$1,871,776

Liabilities and Members’ Equity
Liabilities
Deposits	$1,300,071	$1,027,452
Other liabilities	38,581	47,118
Borrowings
Short-term	225,000	183,000
Long-term	196,447	220,907
Subordinated debt	116,489	118,989
Junior subordinated debt	51,547	51,547

Total borrowings	589,483	574,443

Total liabilities	1,928,135	1,649,013

Members’ equity
Common stock	197,784	197,891
Retained earnings
Allocated	7,154	—
Unallocated	26,251	28,200
Accumulated other comprehensive loss	(4,432)	(3,328)

Total members’ equity	226,757	222,763

Total liabilities and members’ equity	$2,154,892	$1,871,776

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in thousands)

Interest income
Loans and lease financing	$116,325	$125,016	$108,328
Investment securities	5,518	8,081	7,147
Other interest income	1,858	2,642	2,979

Total interest income	123,701	135,739	118,454

Interest expense
Deposits	37,549	43,310	30,265
Short-term borrowings	8,696	17,510	18,380
Long-term debt, other borrowings and subordinated debt	21,060	24,301	23,451

Total interest expense	67,305	85,121	72,096

Net interest income	56,396	50,618	46,358
Provision for loan losses	18,650	152	3,667

Net interest income after provision for loan losses	37,746	50,466	42,691

Non-interest income
Gain (loss) on sale of loans	6,016	(1)	19,930
Servicing fees	4,568	4,651	4,537
Letter of credit fees	4,356	3,423	3,513
SFAS 133 adjustment	3,256	(1,468)	775
Commercial loan fees	1,184	428	463
Real estate loan fees	1,002	1,515	728
Prepayment fees	735	837	1,312
Other	3,825	2,584	2,422

Total non-interest income	24,942	11,969	33,680

Non-interest expense
Compensation and employee benefits	29,815	32,703	31,038
Occupancy and equipment	7,470	8,057	8,700
Contractual services	5,482	5,944	6,086
Information systems	4,627	4,402	2,697
Loan costs	2,479	2,082	1,609
Net loss on other-than-temporary impairment and sale of available-for-sale securities	1,525	17	29
Corporate development	1,345	2,814	3,132
Travel and entertainment	1,220	1,449	1,554
Lower of cost or market valuation allowance	832	2,070	133
Provision (credit) for unfunded commitments	659	488	(1,077)
Deferred rent recognition related to lease termination	—	(1,860)	—
Lease termination costs	—	3,148	—
Other	2,805	2,257	1,631

Total non-interest expense	58,259	63,571	55,532

Income (loss) before income taxes	4,429	(1,136)	20,839
Provision (benefit) for income taxes	555	(664)	1,414

Net income (loss)	$3,874	$(472)	$19,425

Distribution of net income (loss)
Patronage dividends	$7,154	$—	$17,446
Retained earnings	(3,280)	(472)	1,979

	$3,874	$(472)	$19,425

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in thousands)

Net income (loss)	$3,874	$(472)	$19,425
Other comprehensive income
Unrealized holding loss before tax on available-for- sale investment securities and non-certificated interest- only receivables	(1,173)	(4,227)	(525)
Tax effect	69	7	7

Comprehensive income (loss)	$2,770	$(4,692)	$18,907

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the Years ended December 31, 2008, 2007, and 2006

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income (Loss)	Equity
	(Dollars in thousands)

Balance, December 31, 2005	$170,868	$13,307	$33,423	$1,410	$219,008
Net income	—	—	19,425	—	19,425
Adjustment to prior year dividends	—	4,003	(6,402)	—	(2,399)
Cancellation of stock	(1,008)	60	900	—	(48)
Other dividends paid	—	—	(512)	—	(512)
2005 patronage dividends distributed in stock	17,370	(17,370)	—	—	—
2006 patronage dividends					—
To be distributed in cash	—	—	(7,118)	—	(7,118)
Retained in form of equity	—	10,328	(10,328)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(518)	(518)

Balance, December 31, 2006	187,230	10,328	29,388	892	227,838

Net loss	—	—	(472)	—	(472)
Adjustment to prior year dividends	—	497	(485)	—	12
Cancellation of stock	(164)	—	155	—	(9)
Other dividends paid	—	—	(386)	—	(386)
2006 patronage dividends distributed in stock	10,825	(10,825)	—	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(4,220)	(4,220)

Balance, December 31, 2007	197,891	—	28,200	(3,328)	222,763

Net income	—	—	3,874	—	3,874
Adjustment to initially apply FAS 157	—	—	1,224	—	1,224
Cancellation of stock	(107)	—	107	—	—
2008 patronage dividends
To be distributed in cash	—	—	—	—	—
Retained in form of equity	—	7,154	(7,154)	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,104)	(1,104)

Balance, December 31, 2008	$197,784	$7,154	$26,251	$(4,432)	$226,757

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities
Net income (loss)	$3,874	$(472)	$19,425
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	18,650	152	3,667
Provision (credit) for losses on unfunded commitments	659	488	(1,077)
Amortization and writedown of interest-only-receivables and servicing rights	12,369	11,402	10,260
Depreciation and amortization, other	3,790	3,150	6,349
(Gain) loss on sale of loans including SFAS 133 adjustment	(9,272)	1,469	(20,705)
Net loss on other-than-temporary impairment and sale of available-for-sale securities	1,525	17	29
Purchase of loans held-for-sale	(355,136)	(222,489)	(179,493)
Loans originated for sale, net of principal collections	(349,825)	(831,604)	(899,556)
Lower of cost or market valuation allowance	832	2,070	133
Net proceeds from sale of loans held-for-sale	808,824	1,195,830	1,091,690
Tenant improvement allowance	—	3,656	—
Lease termination costs	—	3,148	—
Lease termination incentive	—	(1,585)	—
Deferred rent recognition related to lease termination	—	(1,860)	—
Decrease (increase) in other assets	167	(8,368)	(3,460)
Decrease in other liabilities	(6,689)	(747)	(5,381)

Net cash provided by operating activities	129,534	154,257	21,881

Cash flows from investing activities
Decrease (increase) in restricted cash	—	5,398	(248)
Purchase of investment securities
Available-for-sale	(63,004)	(77,044)	(107,770)
Held-to-maturity	—	—	(17)
Proceeds from maturities of investment securities
Available-for-sale	66,803	50,375	107,034
Held-to-maturity	30	52	9
Proceeds from the sale of investment securities
Available-for-sale	24,197	1,037	2,725
Net increase in loans and lease financing	(439,678)	(145,189)	(131,580)
Purchase of portfolio loans	(27,591)	—	—
Purchase of premises and equipment	(533)	(9,800)	(5,036)

Net cash used in investing activities	(439,776)	(175,171)	(134,883)

Cash flows from financing activities
Net increase in deposits	272,056	220,662	69,421
Increase (decrease) in short-term borrowings	42,000	(172,500)	39,318
Proceeds from issuance of long-term borrowings	—	—	105,000
Repayment of long-term borrowings	(25,000)	—	(80,000)
Repayment of subordinated borrowings	(2,500)	(2,500)	(2,500)
Incurrence of financing costs	(67)	(1,287)	(1,053)
Patronage dividends paid	—	(7,107)	(11,917)
Other dividends paid	—	(386)	(512)

Net cash provided by financing activities	286,489	36,882	117,757

(Decrease) increase in cash and cash equivalents	(23,753)	15,968	4,755
Cash and cash equivalents, beginning of period	63,724	47,756	43,001

Cash and cash equivalents, end of period	$39,971	$63,724	$47,756

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)

Supplemental schedule of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investment securities and non-certificated interest-only receivables, net of tax	$(1,104)	$(4,220)	$(518)
Loans transferred to other real estate owned	$1,087	$180	$193
Transfer of loans held-for-sale to loans and lease financing	$43,462	$—	$10,092
Transfer of loans and lease financing to loans held-for-sale	$67,737	$—	$—
Common stock cancelled and loan losses recovered against allowance for loan losses	$—	$9	$48
Supplemental information:
Interest paid	$68,385	$81,860	$71,315
Income taxes paid	$361	$562	$1,636

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

Based on the guidance in FASB Interpretation No 46R (“FIN 46R”), NCB does not consolidate its investment in the Trust.

On November 21, 2008, NCB sold its LLC units in NCB Community Works (“CCW”), in which NCB held 50% interest with the remaining 50% being owned by NCB Capital Impact, which sold its share at the same time. As part of the sale of CCW, NCB transferred some excluded assets from CCW to NCB Communities LLC, a newly formed entity in which NCB owns 50% and the remaining 50% is owned by NCB Capital Impact.

Estimates

The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flow, cash equivalents include cash on hand, amounts due from banks, overnight investments and time deposits. Although cash equivalents generally have maturities of ninety days or less, time deposits subject to early withdrawal penalties and with maturities greater than ninety days have been included in cash equivalents.

Investments

NCB’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis pursuant to the guidance in Statement of Financial Accounting Standard No. 115, as amended “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), and the amendments to EITF 99-20 which are disclosed in EITF 99-20-1 (issued January 2009 effective as of December 31, 2008.) Each individual security is evaluated for impairment. Impairment is considered temporary when the fair value of the instrument has been adversely impacted by market conditions, such as changes in interest rates or investor spreads, and NCB has the intent and ability to hold the instrument until such time as it expects to have received the contractual cash flows and recovered its investment.

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

NCB recognizes an impairment charge when the declines in the fair value of equity and debt securities below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. NCB considers various factors in determining whether an impairment is other-than-temporary, including, but not limited to, the severity and duration of the impairment, forecasted recovery of unrealized losses, the financial condition and near-term prospects of the investee, whether it becomes probable that there has been an adverse change in cash flows to NCB, and NCB’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that NCB identifies as potentially distressed. When an investment security or retained interest is determined to be other-than-temporarily impaired, the carrying value is reduced to fair value and an impairment charge is recognized.

The valuation of securities for impairment is subject to risks and uncertainties and is intended to determine whether declines in fair value should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in the factors mentioned in the proceeding paragraph. It is reasonably possible that such factors could change in the future which could result in other-than-temporary impairments.

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

NCB uses interest rate swaps, futures contracts and forward loan sales commitments to offset changes in fair value associated with loan commitments prior to funding the loan. During the commitment period, the loan commitments and related interest rate swaps, futures contracts and forward loan sales commitments are accounted for as derivatives and therefore recorded at fair value through the gain on sale. Once funded, loans are generally economically hedged with the related forward sale commitment or an interest rate swap. The designation of a hedge

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationship is not necessary as most loans are recorded at fair value with the adoption of SFAS 159. However, NCB still maintains some hedge relationships for those loans for which the fair value option was not elected.

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

Market risk is the adverse effect that a change in interest rates or comparative currency values has on the fair value of a financial instrument or expected cash flows. NCB manages the market risk associated with the interest rate swap contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Compliance with this policy is monitored by management and reported to the Board of Directors.

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

For derivative instruments designated as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. At December 31, 2008 and 2007, NCB had not designated any derivative instruments in cash flow hedge relationships.

Fair Value Measurements

On January 1, 2008, NCB adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 25 — Fair Value Measurements).

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

The application of SFAS 157 and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loan and loan commitments of $1.4 million for loans that will not be funded or delivered to investors until a date subsequent to December 31, 2008.

Loan Origination Fees, Commitment Fees, and Related Costs

Loan fees received and direct origination costs are accounted for in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans or, with respect to loans held-for-sale, as an adjustment to gain on sale of loans at the time of sale. The remaining unamortized fees on loans repaid prior to maturity are recognized as interest income. If a commitment is exercised during the commitment period, the remaining net fee or cost at the time of exercise is recognized over the life of the loan as an adjustment of yield.

Loans and Lease Financing and Loans Held-for-Sale

Loans and lease financing are carried at their principal amounts outstanding, net of deferred loans origination fees and costs and net of any discounts and premiums. Loans held-for-sale for which NCB has not elected the fair value option, are carried at the lower of cost or fair value and net of deferred origination fees and costs, discounts and premiums and the effects of hedge accounting or changes in fair value. NCB determines whether a loan would qualify as held-for-sale at the time the loan is originated.

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

When loans are sold, the gain or loss is recognized in the Consolidated Statement of Income (Loss) as the proceeds less the book value of the loan, including unamortized fees and direct origination costs.

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

NATIONAL CONSUMER COOPERATIVE BANK

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

Reserves for impaired loans are established for impaired loans based upon the above criteria. Reserves on all other loans are calculated on a loan-by-loan basis based upon the probability of default and the expected loss in the event of default for each risk rating, based on historical experience.

NCB charges off loans, (i.e. reduces the loan balance,) when the loans are deemed to be uncollectible, at which time the allowance for loan losses is reduced.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Servicing Assets and Interest-Only Receivables

SFAS No. 140 requires entities to allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair value upon transfer of the loan.

Servicing assets, stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated for the underlying loans. Servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage-servicing assets must be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement 109. The term tax position as used in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes otherwise currently payable to future years, or a change in the expected realizability of deferred tax assets. The adoption of FIN 48 did not impact NCB’s financial statements as NCB does not currently have any uncertain tax positions.

2.	CASH AND CASH EQUIVALENT

The composition of cash and cash equivalents at December 31 is as follows (dollars in thousands):

	2008	2007

Cash	$25,677	$23,224
Cash equivalents	14,294	40,500

Total	$39,971	$63,724

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENT SECURITIES

The composition of available-for-sale investment securities and interest-only non-certified receivables (included as a component of other assets) as of December 31 is as follows (dollars in thousands):

	2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$29,906	$20	$(2,072)	$27,854
Interest-only non-certificated receivables	28,019	619	(1,374)	27,264
U.S. Treasury and agency obligations	18,247	388	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities and CMO’s	22,783	—	(2,086)	20,697
Equity securities	52	—	(21)	31

Total	$99,888	$1,027	$(5,553)	$95,362

	2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$35,539	$65	$(1,776)	$33,828
Interest-only non-certificated receivables	31,027	550	(1,645)	29,932
U.S. Treasury and agency obligations	53,920	243	(117)	54,046
Corporate notes	5,830	46	(20)	5,856
Mutual funds	1,573	—	(115)	1,458
Mortgage-backed securities and CMO’s	10,482	3	(625)	9,860
Equity securities	52	66	—	118

Total	$138,423	$973	$(4,298)	$135,098

NCB’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis pursuant to the guidance in Statement of Financial Accounting Standard No. 115, as amended “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) and the amendments to EITF 99-20 which are disclosed in EITF 99-20-1. Each individual security is evaluated for impairment.

NCB’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. NCB’s portfolio segments include: interest-only certificated receivables; interest-only non-certificated receivables; U.S. Treasury and agency obligations; mutual funds; corporate notes; mortgage-backed securities; and equity securities. Interest-only receivables are created when NCB sells loans directly into securitizations and the portion retained by NCB does not depend on the servicing work being performed. Interest-only non-certificated receivables are created when NCB sells loans to individual investors (not into securitizations) and the portion retained by NCB does not depend on the servicing work being performed. Each of the interest-only receivables is collateralized by loans originated by NCB. Interest-only certificated receivables are included in available-for-sale investment securities on the accompanying balance sheet. Interest-only non-certificated receivables are included in other assets on the accompanying balance sheet.

The interest-only certificated and non-certificated receivables have experienced price declines because of increased pricing spreads demanded by the investor community and by illiquidity in the secondary market for these

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

types of investments. As of December 31, 2008, the unrealized losses on the interest-only certificated and non-certificated securities are considered temporary in nature. NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity.

For the twelve months ending December 31, 2008, NCB purchased $42.4 million of U.S. Treasury and agency obligations. Also, $59.8 million of this type of security matured and $20.0 million were sold during the twelve months ending December 31, 2008. Also, $1.8 million of mortgage-backed securities were transferred to U.S. Treasury investments during the twelve months ending December 31, 2008.

NCB determined that its mutual fund investment was other than temporarily impaired and recognized a loss of $0.2 million on the income statement for the twelve months ending December 31, 2008. NCB sold $0.5 million of mutual funds during the twelve months ending December 31, 2008.

During 2008, NCB sold its entire corporate note portfolio for proceeds of $3.3 million and recognized a gain of $8 thousand. The corporate notes were classified as available-for-sale securities. NCB decided to exit this type of investment because of the expectation of expanding distress and deterioration in the market for such notes.

As of December 31, 2008, NCB held mortgage-backed securities issued by Freddie Mac and Fannie Mae as well as collateralized mortgage obligations (“CMO’s”) issued by Morgan Stanley. Freddie Mac and Fannie Mae are now under the conservatorship of the U.S. Government. The timely payment of the principal and interest on the mortgage-backed securities are guaranteed by each issuer and now further supported by the U.S. government as the government has been providing funds to support Fannie Mae and Freddie Mac. Any decline in fair value of the mortgage-backed securities is temporary in nature as NCB expects to recover all contractual cash flows during its holding period and because these investments are now supported by the U.S. government. NCB purchased $19.3 million of mortgage-backed securities and had $4.1 million of principal repayments during the twelve months ending December 31, 2008. There were $0.3 million of principal repayments on the CMO’s during the twelve months ending December 31, 2008.

The CMO’s were issued by Morgan Stanley in 2007. Management monitors the credit support of each of the bonds held by NCB, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. During the fourth quarter of 2008, and although there have been no cashflow interruptions on the CMO’s, management determined certain of its CMO investment securities were other-than-temporarily impaired as a result of deterioration in the financial condition and the credit quality of underlying issuers both indicative, that it was no longer probable that NCB would receive the contracted cash flows through maturity. As a result, NCB recorded a $1.7 million other-than-temporary impairment charge on three of its five CMO investment securities, previously carried at $2.0 million, and was recorded in the loss on sale of other assets as of December 31, 2008. After the fourth quarter impairment charges, the carrying value of NCB’s collective CMO portfolio was $5.7 million as of December 31, 2008. Given the higher subordination levels for more senior tranches none of the other CMO investment securities with an unrealized loss as of December 31, 2008, were determined to be other-than-temporarily impaired.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) with unrealized losses and the related unrealized loss amounts. The tables also disclose whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer as of December 31 (dollars in thousands):

	2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$1,448	$(26)	$25,365	$(2,046)	$26,813	$(2,072)
Interest-only non-certificated receivables	—	—	18,044	(1,374)	18,044	(1,374)
Mortgage-backed securities and CMO’s	16,759	(293)	3,641	(1,793)	20,400	(2,086)
Equity securities	52	(21)	—	—	52	(21)

Total	$18,259	$(340)	$47,050	$(5,213)	$65,309	$(5,553)

	2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$7,192	$(285)	$23,372	$(1,491)	$30,564	$(1,776)
Interest-only non-certificated receivables	19,847	(1,047)	5,916	(598)	25,763	(1,645)
U.S. Treasury and agency obligations	5,830	(110)	3,472	(7)	9,302	(117)
Corporate notes	1,230	(17)	1,497	(3)	2,727	(20)
Mutual funds	—	—	1,458	(115)	1,458	(115)
Mortgage-backed securities and CMO’s	8,451	(595)	36	(30)	8,487	(625)

Total	$42,550	$(2,054)	$35,751	$(2,244)	$78,301	$(4,298)

The maturities of available-for-sale U.S. Treasury and agency obligations and corporate note investment securities as of December 31 are as follows (dollars in thousands):

	2008
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$11,799	2.84%	$11,927
After 1 year through 5 years	4,679	3.62%	4,881
Over 5 years	1,769	5.25%	1,827

Total	$18,247	3.27%	$18,635

	2007
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$43,019	4.84%	$42,948
After 1 year through 5 years	16,731	4.46%	16,954

Total	$59,750	4.73%	$59,902

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mutual funds, equity securities, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mutual funds do not have contractual maturities. Mortgage-backed securities and interest-only receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations. Interest-only receivables pertain to Cooperative Loans to cooperative housing corporations.

The composition of held-to-maturity investment securities as of December 31 is as follows (dollars in thousands):

2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities	$387	—	$(13)	$374

2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities	$417	$14	—	$431

The maturities of held-to-maturity investments as of December 31 are as follows (dollars in thousands):

	2008
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	387	7.37%	374

Total	$387	7.37%	$374

	2007
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value

Within 1 year	$—	0.00%	$—
After 1 year through 5 years	417	8.13%	431

Total	$417	8.13%	$431

Mortgage-backed securities have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.

4.	LOAN SERVICING

The unpaid principal balance of loans serviced for others are not included in the accompanying consolidated balance sheets.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in portfolio of loans serviced for others were as follows (dollars in thousands):

	2008	2007

Balance at January 1	$5,346,251	$4,682,056
Additions	449,412	983,570
Loan payments and payoffs	(245,071)	(319,375)

Balance at December 31	$5,550,592	$5,346,251

See Note 28 for an analysis of Mortgage Servicing Rights related to the above portfolio of loans serviced for others.

5.	LOANS HELD-FOR-SALE

Loans held-for-sale by category as of December 31, are as follows (dollars in thousands):

	2008	2007

Consumer Loans	$940	$2,983
Commercial Loans	8,766	19,487
Real Estate Loans:
Residential	4,572	53,068
Commercial	—	15,411

Total	$14,278	$90,949

Loans held-for-sale for which NCB has not elected the fair value option are recorded at the lower of cost or fair value. The fair value option under SFAS 159 was elected for $0.5 million Residential Real Estate Loans as of December 31, 2008. The unpaid principal balance of the Residential Real Estate Loans for which the fair value option was not elected is $4.1 million as of December 31, 2008. NCB did not early adopt SFAS 159 as of December 31, 2007, therefore NCB had not elected the fair value option for any of its loans held-for-sale as of that date. As of December 31, 2008, and December 31, 2007, respectively, NCB recorded a valuation allowance of $0.9 million and $2.3 million to reflect the current market pricing for NCB’s loans held-for-sale accounted for at the lower of cost or fair value. See Note 25 for a discussion of the valuation allowance recorded against those loans for which the fair value option has been elected.

During 2008, NCB made certain of its Residential Real Estate Loans held-for-investment available to investors for purchase. NCB sold $67.7 million of those Residential Real Estate Loans in an effort to reinvest the proceeds in higher earning assets. At the time of transfer from loans held-for-investment to loans held-for-sale the fair value of the loans was equal to or greater than the cost and therefore, NCB did not recognize a loss on the date of transfer.

During 2008, $43.5 million of loans held-for-sale were transferred, at the lower of cost or market value, to loans and lease financing. An expense of $0.3 million was charged through the lower of cost or market valuation allowance upon transfer, representing the write-down of the loans from their cost basis to fair value.

During the second half of 2007 and during 2008, NCB focused more on originating loans held-for-investment rather than loans held-for-sale primarily due to the deterioration in market conditions that have significantly impacted NCB’s ability to sell loans through securitized transactions.

On July 30, 2008, a housing bill was signed into law which grants the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorizes the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this recent legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the federal government’s recent fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for NCB. While it is difficult to predict how long these conditions will exist and which markets and businesses of NCB may be affected, these factors could continue to present risks for some time for the industry and NCB.

Activity related to loans held-for-sale for the years ended December 31, are as follows (dollars in thousands):

	2008	2007

Balance at January 1	$90,949	$242,847
Originations	349,825	831,604
Purchases	355,136	222,489
Sales*	(806,591)	(1,204,457)
Transfer of loans and lease financing to loans held-for-sale	67,737	—
Transfer of loans held-for-sale to loans and lease financing	(43,462)	—
Change in valuation: SFAS 133 valuation adjustment	(685)	536
Change in valuation: lower of cost or market valuation allowance	1,369	(2,070)

Balance at December 31	$14,278	$90,949

*	Includes write-off of unamortized deferred fees and costs of $0.5 million

6.	LOANS AND LEASE FINANCING

Loans and leases outstanding by category as of December 31, are as follows (dollars in thousands):

	2008	2007

Consumer Loans	$53,101	$16,898
Commercial Loans	691,817	555,974
Real Estate Loans:
Residential	817,538	749,868
Commercial	394,324	200,644
Leases	411	574

Total	$1,957,191	$1,523,958

During 2008, NCB purchased $28.0 million of Community Association Loans, presented as a component of Commercial Loans, at a premium from First National Bank of Arizona.

The largest geographic concentration of Commercial Loans (held for investment and held-for-sale) was in the Southeast region and amounted to 35.1% as of December 31, 2008. The region with the largest concentration of Commercial Loans (held for investment and held-for-sale) at December 31, 2007 was the Southeast region amounting to 37.8%. The largest borrower type for Commercial Loans was community associations at 7.1% and food retailing and distribution at 6.9% as of December 31, 2008 and 2007, respectively. No other borrower type exceeds 5.4% as of December 31, 2008. Real Estate Loans had the highest geographical concentration of 43.1% as of December 31, 2008 in the Northeastern United States (primarily New York City) compared to 40.2% as of December 31, 2007.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	IMPAIRED LOANS

A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Total outstanding principal of loans considered impaired totaled $20.4 million and $13.3 million as of December 31, 2008 and December 31, 2007, respectively. The aggregate average balance of impaired loans was $16.3 million, $18.6 million, and $18.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. The interest income that was due, but not recognized on impaired loans was $1.1 million, $2.5 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, NCB had an allowance of $6.3 million on the $20.4 million of impaired loans. As of December 31, 2007 NCB had an allowance of $3.3 million on the $13.3 million of impaired loans. Reserves as of December 31, 2008 were deemed to be adequate to cover the estimated loss exposure related to the impaired loans.

Although NCB is experiencing a higher level of classified loans than in prior years, the credit quality of borrowers remains at an acceptable level.

Of the $20.4 million of impaired loans as of December 31, 2008, $1.7 million was for a Commercial Loan that was not in non-accrual status. However, the loan was deemed impaired due to the debt being restructured during the second quarter of 2007. The fair value of the collateral is greater than the current outstanding principal balance as of December 31, 2008; therefore, NCB has not reserved a specific allowance for this loan. NCB will continue to classify this loan as impaired until the borrower has sufficient cash flow to support its debt.

As of December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were impaired.

8.	ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS

The following is a summary of the components of the allowance for loan losses as of December 31, (dollars in thousands):

	2008	2007	2006

Allowance on impaired loans	$6,314	$3,255	$6,768
Allowance on other loans	20,753	14,459	12,712

Total allowance for loan losses	$27,067	$17,714	$19,480

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity in the allowance for loan losses during the years ended December 31 (dollars in thousands):

	2008	2007	2006

Balance at January 1	$17,714	$19,480	$20,193

Charge-offs
Consumer Loans	(2,111)	(715)	(254)
Commercial Loans	(8,073)	(1,737)	(4,435)
Real Estate (Residential and Commercial)	—	—	(32)

Total charge-offs	(10,184)	(2,452)	(4,721)

Recoveries
Consumer Loans	144	297	1
Commercial Loans	743	237	340

Total recoveries	887	534	341

Net charge-offs	(9,297)	(1,918)	(4,380)

Provision for loan losses	18,650	152	3,667

Balance at December 31	$27,067	$17,714	$19,480

The higher provision for loan losses in 2008 compared to prior periods reflects an increase in the allowance for loan losses throughout most of the year in response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values. In the fourth quarter of 2008, NCB recorded a provision for loan losses of $8.1 million, compared to $6.0 million and $38.0 thousand for the third quarter of 2008 and fourth quarter of 2007, respectively. Approximately $4.2 million, or 51.8%, of the fourth quarter 2008 provision was attributed to continued deterioration in loan quality within the Commercial Loan portfolio, while another $2.3 million, or 28.3% was due to continued declines in commercial real estate credit quality and collateral values.

Of the $18.7 million provision for loan losses for 2008, $16.6 million was related to Commercial Loans, $1.8 million was related to Real Estate Loans and $0.3 million was related to Consumer Loans.

Although loans and leases increased by $143.2 million from December 31, 2006 to December 31, 2007, the allowance for loan losses decreased from 2006 to 2007 principally due to the full repayment of one previously impaired loan with a significant reserve against it. Also, changes in the composition of loans within the portfolio led to a higher relative percentage of loans that, based on NCB’s risk rating system, are determined to have a lower credit risk.

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

Unfunded Commitments

Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. For NCB’s letters of credit issued in connection with certain variable rate municipal bonds, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

another purchaser. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature.

The following is a summary of the activity in the reserve for losses on unfunded commitments, which is included in other liabilities, during the years ended December 31 (dollars in thousands):

	2008	2007	2006

Balance at January 1	$2,016	$1,528	$2,605
Provision (credit) for losses on unfunded commitments	659	488	(1,077)

Balance at December 31	$2,675	$2,016	$1,528

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

For the years ended December 31, 2008 and December 31, 2007, activity related to loans and leases, including loans held-for-sale, to cooperatives affiliated with NCB’s Board of Directors and to officers, employees, and their immediate family members is as follows (dollars in thousands):

	January 1, 2008	Additions	Deductions	December 31, 2008

Outstanding balances	$72,144	$45,777	$(26,052)	$91,869

	January 1, 2007	Additions	Deductions	December 31, 2007

Outstanding balances	$95,493	$27,026	$(50,375)	$72,144

The majority of the above activity is related to cooperatives affiliated with NCB’s Board of Directors.

During 2008, 2007, and 2006, NCB recorded interest income of $4.7 million, $6.5 million, and $6.8 million, respectively, on loans to related parties.

As of December 31, 2008 and 2007, deposits from cooperatives affiliated with NCB’s Board of Directors and their immediate families were $64.0 million and $86.2 million, respectively. Certain officers and employees of NCB had deposits totaling $4.4 million and $6.4 million as of December 31, 2008 and 2007, respectively.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	PREMISES AND EQUIPMENT

Premises and equipment are included in other assets and consist of the following as of December 31 (dollars in thousands):

	2008	2007

Leasehold improvements	$10,819	$10,558
Furniture and equipment	6,204	5,984
Premises	3,840	3,878
Other	626	668

Total premises and equipment	21,489	21,088
Less: Accumulated depreciation	(8,042)	(5,957)

Total premises and equipment, net	$13,447	$15,131

Depreciation of premises and equipment included in non-interest expense for the years ended December 31, 2008, 2007, and 2006 totaled $2.2 million, $2.0 million, and $2.9 million, respectively.

During 2007, NCB terminated the lease for its offices at 1725 Eye Street. The termination agreement required the payment of $1.562 million by the Arlington landlord directly to the 1725 Eye Street landlord and the payment of $1.585 million by NCB to the 1725 Eye Street landlord in 2007. Through an amendment to the Arlington Lease, NCB simultaneously received reimbursement of its payment of $1.585 million from the Arlington landlord in 2007. In accordance with the FASB’s Technical Bulletin No. 88-1, the payments made to the 1725 Eye Street landlord were recognized as a lease termination cost in the consolidated statements of income (loss) and a lease incentive liability on the consolidated balance sheet. NCB recognized the remaining deferred rent liability associated with the vacated 1725 Eye Street premises that amounted to $1.9 million in 2007.

11.	OTHER ASSETS

At December 31, 2008 and 2007, other assets consisted of the following (dollars in thousands):

	2008	2007

Interest-only non-certificated receivables	$27,264	$29,932
Premises and equipment, net	13,447	15,131
Mortgage servicing rights	13,252	13,420
Accrued interest receivables	11,169	11,162
Federal Home Loan Bank stock	9,651	9,274
Valuation of letters of credit	9,021	9,961
Equity method investments	3,269	2,735
Debt issuance costs	2,297	3,343
Derivative assets	2,258	982
Prepaid assets	1,231	1,635
Loan related receivables	761	2,478
Other	8,414	5,223

Total other assets	$102,034	$105,276

Refer to Note 3 for a discussion regarding other-than-temporary impairment assessments of the interest-only non-certificated receivables.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decision of some Federal Home Loan Banks to reduce dividend payments and restrict redemptions of stock has not affected NCB. The Federal Home Loan Bank of Cincinnati, with whom NCB banks, has not reduced dividends or provided notice that they have suspended stock redemptions.

12.	LEASES

Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2008 are as follows (dollars in thousands):

Amount

2009	$3,676
2010	3,658
2011	3,542
2012	3,618
2013	3,609
2014 and thereafter	28,448

Total payments	$46,551

Rental expense on premises and office equipment in 2008, 2007, and 2006 was $3.2 million, $3.9 million, and $3.9 million, respectively.

NCB is obligated to take additional space in the Arlington, Virginia office space totaling approximately 10,800 rentable square feet on dates selected by the landlord in accordance with the lease between September 2012 and September 2018.

13.	DEPOSITS

Deposits as of December 31 are summarized as follows (dollars in thousands):

	2008		2007
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid

Non-interest bearing demand deposits	$90,423	—	$41,591	—
Interest-bearing demand deposits	248,960	1.04%	275,238	3.24%
Savings deposits	7,376	0.31%	6,637	0.75%
Certificates of deposit	953,312	3.48%	703,986	4.85%

Total deposits	$1,300,071	2.75%	$1,027,452	4.19%

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $675.2 million and $549.4 million at December 31, 2008 and 2007, respectively.

As of December 31, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 were as follows (dollars in thousands):

	2008	2007

Within 3 months	$176,774	$138,179
Over 3 months through 6 months	143,744	116,228
Over 6 months through 12 months	189,644	95,969
Over 12 months	165,046	198,976

Total certificates of deposit	$675,208	$549,352

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NCB has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB’s cashflow needs; specifically the cash flow needed to satisfy maturing certificates would be derived from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $192.1 million at December 31, 2008.

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

Deposit interest expense for the years ended December 31 is summarized as follows (dollars in thousands):

	2008	2007	2006

Interest-bearing demand deposits	$4,884	$10,750	$7,985
Savings deposits	37	81	88
Certificates of deposit	32,628	32,479	22,192

Total deposit interest expense	$37,549	$43,310	$30,265

The remaining contractual maturities of certificates of deposit as of December 31 are as follows (dollars in thousands):

	2008
	Less than	$100,000
	$100,000	and Greater	Total

2009	$246,527	$510,162	$756,689
2010	24,154	68,112	92,266
2011	6,146	41,923	48,069
2012	304	19,827	20,131
2013	701	10,821	11,522
2014 and thereafter*	272	24,363	24,635

Total	$278,104	$675,208	$953,312

	2007
	Less than	$100,000
	$100,000	and Greater	Total

2008	$135,060	$350,375	$485,435
2009	13,938	86,044	99,982
2010	4,048	35,683	39,731
2011	1,379	39,968	41,347
2012	181	19,714	19,895
2013 and thereafter*	28	17,568	17,596

Total	$154,634	$549,352	$703,986

*	Includes discount on certificates of deposit

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SHORT-TERM BORROWINGS

Short-term borrowings include debt fundings drawn on and repaid within one year, regardless of the maturity date of the source of funding.

The carrying amounts and weighted average rates for short-term borrowings as of December 31 are as follows (dollars in thousands):

	2008		2007
		Weighted		Weighted
		Average		Average
	Outstanding	Rate	Outstanding	Rate

Lines of credit	$202,000	1.85%	$111,000	5.46%
FHLB advances	23,000	0.34%	72,000	3.90%

Total short-term borrowings	$225,000	1.70%	$183,000	4.84%

The average and maximum balance outstanding for short-term borrowings during the year as of December 31 are as follows (dollars in thousands):

	2008		2007
	Average	Maximum	Average	Maximum
	Balance	Balance	Balance	Balance
	Outstanding	Outstanding	Outstanding	Outstanding

Lines of credit	$146,333	$202,000	$126,162	$152,000
FHLB advances	$88,850	$139,700	$163,334	$280,400

Revolving Credit Facilities

As of December 31, 2008, NCB had a $350.0 million committed revolving line of credit of which $202.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of December 31, 2008. Therefore, as of December 31, 2008, $142.6 million was available under the revolving line of credit facility.

During 2007, NCB entered into two separate amendments to its revolving credit agreement principally to adjust the return on assets and fixed charge coverage ratio covenants for the final two quarters of 2007 and for all of 2008. The second amendment also included an adjustment to the pricing, so that for London Interbank Offered Rate (LIBOR) loans, during 2008 and the first quarter of 2009, NCB will pay a minimum of LIBOR plus 0.75%. NCB paid $0.7 million in fees in connection with these amendments.

For the full year 2008, NCB recognized net income of $3.9 million. Although NCB, FSB had a profit of $2.0 million in the fourth quarter of 2008, this amount fell short of the $3.5 million fourth quarter 2008 profit required for NCB, FSB under NCB’s revolving credit facility covenants, thereby causing a breach. Additionally, management believed that there was a risk that NCB would violate certain other financial covenants under the revolving credit facility and NCB’s senior note agreement with Prudential later in 2009 unless some form of covenant relief was obtained. On March 31, 2009, NCB executed an amendment to the revolving credit facility agreement which waives the revolving credit facility covenant violation and amends various covenant thresholds on a prospective basis. Management has completed financial projections through December 31, 2010 and believes that NCB will be in compliance with all covenants through the maturity of the credit facility and the Prudential notes.

Provisions of this most current amendment include:

•	An immediate reduction in the aggregate commitment amount to $225 million from $350 million

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Further reductions in the aggregate revolving commitments by $30 million on the last day of each of the fiscal quarters ending June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010.

•	All aggregate revolving commitments will be terminated by December 15, 2010 instead of April 29, 2011.

•	Interest cost increased to LIBOR plus 3.5% from LIBOR plus 0.75%

•	The revolving loan will also be collateralized by assets of NCB, including the stock in NCB, FSB.

•	A limitation on the ability of NCB itself to make additional loans

•	Consent for NCB, FSB to borrow funds from the Federal Reserve Bank or other participating member banks

•	Consent for NCB, FSB to convert from a Thrift to a national bank charter, should the Board of Directors determine such action is in the best interest of NCB

•	Consent for NCB, FSB to issue FDIC guaranteed debt under the TLGP

•	Consent for NCB, FSB or NCB Financial Corporation to participate in the Capital Purchase Program under TARP

Interest expense from borrowings under the revolving line of credit facilities was $4.9 million, $8.0 million and $6.2 million, in 2008, 2007 and 2006, respectively.

Borrowing rates under the revolving credit facility are based on the prime rate, federal funds rate or the LIBOR and vary with the amount of borrowings outstanding. In addition, a change in agency ratings could also impact borrowing rates. Total commitment fees paid for revolving credit facilities were $0.6 million, $0.4 million, and $0.6 million, in 2008, 2007 and 2006, respectively. As part of the December 31, 2007 amendment described above, the commitment fee was increased, for 2008 and the first quarter of 2009, to a minimum of 0.25% from 0.20% of the unused commitment balance. The March 2009 facility amendment further increases the commitment fee to 0.60% of the unused commitment balance. All borrowings under the facility, which are outstanding at expiration of the facility, are due at that time.

NCB had no bid line availability as of December 31, 2008. As of December 31, 2007, NCB had $20.0 million of uncommitted bid lines available from several banks, of which none were outstanding.

Other Short-term Borrowings

NCB, FSB has a pledge agreement with the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) requiring advances to be secured by eligible mortgages and securities with a principal balance of 135% — 400% of such advances. As of December 31, 2008 and 2007, respectively, the principal balance of these eligible mortgages and securities totaled $490.7 million and $451.8 million. The FHLB facility was $318.8 million at December 31, 2008 and $298.3 million at December 31, 2007. Outstanding advances at December 31, 2008 and 2007 were $113.0 million and $122.0 million, respectively, of which $90.0 million and $50 million were long-term advances as of December 31, 2008 and 2007, respectively. Short-term FHLB borrowings mature within 90 days NCB had approximately $192.1 million available capacity under its FHLB facility as of December 31, 2008. NCB, FSB also has letter of credit availability in the FHLB facility of which $13.7 million and $15.9 million was issued as of December 31, 2008 and 2007, respectively.

Interest expense on advances for the years ended December 31, 2008, 2007 and 2006 was $5.8 million, $11.3 million and $9.7 million, respectively, of which $3.8 million, $2.8 million and $1.4 million was for long-term advances at December 31, 2008, 2007 and 2006, respectively. Interest expense on commercial paper borrowings for the year ended December 31, 2006 was $2.8 million. NCB terminated its commercial paper program during 2006.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In an effort to reduce NCB’s cost of funds, NCB developed a program under which it borrows, on a short-term basis, from certain customers. As of December 31, 2008 and 2007, there were no short-term borrowings outstanding under this program.

15.	LONG-TERM DEBT

Long-term borrowings include those fundings for which the maturity was greater than one year at the time the amounts were drawn. As of December 31, 2008, the maturity of certain of these instruments is within the next twelve months.

The carrying amounts for long-term debt as of December 31, are as follows (dollars in thousands):

	2008	2007

Prudential Long-Term Private Placements
5.62% fixed rate debt due December 2009(1)	$55,000	$55,000
5.60% fixed rate debt due December 2010(2)	50,000	50,000

Total Prudential Long-Term Private Placements	105,000	105,000

Other Long-Term Private Placements
5.52% fixed rate debt due January 2009, prepaid December 2008	—	50,000

Total Long-Term Private Placement Notes	—	50,000

Medium Term Notes
5.67% fixed rate debt due May 2013, called May 2008	—	15,000

Total Medium Term Notes	—	15,000

FHLB Long-Term Advances
5.62% fixed rate due June 2009	20,000	20,000
5.80% fixed rate due June 2011	10,000	10,000
5.63% fixed rate due July 2011	20,000	20,000
3.55% fixed rate due June 2011	10,000	—
4.42% fixed rate due June 2012	10,000	—
4.40% fixed rate due June 2013	10,000	—
4.54% fixed rate due June 2013	10,000	—

Total FHLB Long-Term Advances	90,000	50,000

SFAS No. 133 valuation	1,447	907

Total Long Term Debt	$196,447	$220,907

(1)	The March 2009 amendments to the Prudential agreement amends the interest rate to 8.50% and the stated maturity to August 1, 2009 although Prudential retains the right to extend the maturity back to December 2009.

(2)	The March 2009 amendments to the Prudential agreement amends the interest rate to 8.50% and the stated maturity from December 28, 2010 to December 15, 2010.

As of December 31, 2008, the long-term advances from the FHLB constitute the only long-term debt that is secured, and except to the extent of such security, none of the long-term debt has priority over the other. In addition as of December 31, 2008, none of the long-term debt is convertible and there are no contingencies on the payments of principal and interest.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NCB entered into master shelf agreements with The Prudential Insurance Company of America and related entities (collectively “Prudential”) in 1999 and 2001, which allowed NCB to issue private placement senior note debt. NCB issued long-term, fixed rate debt on this facility in 1999, 2001, 2005, and 2006. NCB issued $50.0 million in December 2005 at a fixed rate of 5.60% and this tranche will mature in December 2010. In December 2006, NCB issued $55.0 million at a fixed rate of 5.62% that will mature in December 2009. The interest rates and stated maturity dates of both of these notes have been amended as described in the footnotes to the table above. All of these notes require semi-annual payments of interest only.

NCB entered into a note purchase agreement with Metropolitan Life Insurance Company and related entities (collectively “MetLife”) in January 2003 to issue $50.0 million in private placement note debt. The debt was issued at a fixed rate of 5.52% and had a scheduled maturity of January 2009. In December of 2008, NCB prepaid all $50.0 million of this debt and paid a penalty of $63 thousand in connection with the prepayment.

NCB has a shelf agreement in which it can issue Medium Term Notes through various agents. These notes can be issued with either a fixed or floating rate with any maturity within the shelf agreement. In May 2003 NCB issued $15.0 million of fixed rate notes through Wachovia Securities, Inc. with a fixed rate of 5.67% with a semi-annual call and maturing in May 2013. The $15.0 million fixed rate notes required semi-annual payments of interest only. On May 15, 2008, the most recent call date, NCB redeemed all outstanding Medium Term Notes.

As of December 31, 2008, NCB has a series of interest rate swap agreements, which have a combined notional amount of $40.0 million. The effect of the agreements is to convert $40.0 million of the long-term debt from a weighted average fixed rate of 5.62% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. As of December 31, 2008, the weighted average three-month LIBOR on the swaps was 1.47% with an effective weighted average spread of 0.65%.

As of December 31, the total notional amount, related maturity date and interest rate detail are as follows (dollars in thousands):

2008
Notional Amount	Maturity Date	Libor Index

$40,000	2009	Three month

As of December 31, 2007, NCB had a series of interest rate swap agreements, which have a combined notional amount of $100.0 million. The effect of the agreements is to convert $100.0 million of the long-term debt from a weighted average fixed rate of 5.60% to a floating rate based on the three-month LIBOR rate plus a spread, which repriced throughout the year. As of December 31, 2007, the weighted average three-month LIBOR on the swaps was 4.95% with an effective weighted average spread of 1.09%.

As of December 31, the total notional amount, related maturity date and interest rate detail are as follows (dollars in thousands):

2007
Notional Amount	Maturity Date	Libor Index

$65,000	2009	Three month
20,000	2010	Three month
15,000	2013	Three month

$100,000

On December 31, 2007, NCB amended its master shelf agreement with Prudential and its senior note agreement with MetLife principally to adjust the fixed charge coverage ratio covenants for 2008. The amendment with MetLife also increased the cap on the amount of paid-in-capital NCB may invest in NCB Financial Corporation, the parent of NCB, FSB to 35%. On February 25, 2008, NCB made a similar amendment with

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to paid-in-capital to the senior note agreement with Prudential, increasing the same cap to 35%. NCB paid $0.4 million in fees in connection with these amendments.

In March 2009, NCB further amended its agreement with Prudential. Provisions of the amendment to the Prudential agreement amended various covenant thresholds on a prospective basis and also included:

•	Interest cost increased to 8.5% with further increase to 10.5% in the event that NCB’s senior credit rating falls below investment grade

•	Change in stated maturity of one note from December 28, 2009 to [August 1, 2009] and a change in the stated maturity of the second note from December 28, 2010 to no later than December 15, 2010

•	Proceeds of certain asset sales or capital raises be applied to reduce the outstanding balance of the 2010 note on a pro rata basis with the outstanding balance of the revolving credit facility

•	In 2010, minimum Cash and Cash Equivalent balances must be increased from $25 million in the first quarter to $95 million in the fourth quarter

•	NCB must maintain balances on its revolving credit facility equal to the outstanding balance of the 2010 note

16.	SUBORDINATED DEBT

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

During 2008, $2.5 million of the subordinated debt was paid down pursuant to the Amended Financing Agreement. During 2009, pursuant to the same agreement, $2.5 million of the subordinated debt will be paid down from the 3-year tranche repricing on December 15, 2009. The interest payments for each tranche are determined in

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the following schedule, which also includes the carrying amounts of the subordinated debt at December 31, (dollars in thousands):

2008
		Next Repricing	Carrying
Index	Rate	Date	Amount

91 - day Treasury rate	1.02%	16-Mar-09	$36,810
2 - year Treasury rate	4.31%	15-Dec-09	15,718
3 - year Treasury rate	5.63%	15-Dec-09	25,064
7 - year Treasury rate	4.79%	15-Dec-10	32,847
10 - year Treasury rate	5.28%	15-Dec-13	6,050

Total			$116,489

2007
		Next Repricing	Carrying
Index	Rate	Date	Amount

91 - day Treasury rate	3.88%	17-Mar-08	$39,310
2 - year Treasury rate	4.31%	15-Dec-09	15,718
3 - year Treasury rate	5.63%	15-Dec-09	25,064
7 - year Treasury rate	4.79%	15-Dec-10	32,847
10 - year Treasury rate	5.28%	15-Dec-13	6,050

Total			$118,989

The following table shows, pursuant to the Amended Financing Agreement, the amortization schedule of the five Class A notes as of December 31, 2008 (dollars in thousands):

Debt Amortization
			Periodic
Year	Beginning Balance	Annual Amortization	Amortization	Ending Balance

2008	$118,989	$2,500	$—	$116,489
2009	116,489	2,500	—	113,989
2010	113,989	—	23,989	90,000
2011	90,000	5,000	—	85,000
2012	85,000	5,500	—	79,500
2013	79,500	6,050	—	73,450
2014	73,450	6,655	—	66,795
2015	66,795	7,320	—	59,475
2016	59,475	8,053	—	51,422
2017	51,422	8,858	—	42,564
2018	42,564	9,744	—	32,820
2019	32,820	10,718	—	22,102
2020	22,102	—	22,102	—

Total		$72,898	$46,091

The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by NCB, but the notes and subordinated debt issued by NCB, that by its terms are junior to the Class A notes, have first preference with respect to NCB’s assets over all classes of stock issued by NCB. NCB

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a schedule of outstanding Junior Subordinated debt as of December 31, 2008 and 2007 (dollars in thousands):

			Carrying
			Amount
Index	Index Rate	Maturity Date	2008

3-month LIBOR	4.82%	07-Jan-34	$51,547

			Carrying
			Amount
Index	Index Rate	Maturity Date	2007

3-month LIBOR	5.24%	07-Jan-34	$51,547

18.	COMMON STOCK AND MEMBERS’ EQUITY

NCB’s common stock consists of Class B stock owned by its borrowers and Class C stock owned by entities eligible to borrow from NCB.

The following relates to common stock as of December 31:

	2008		2007
	Class B	Class C	Class B	Class C

Par value per share	$100	$100	$100	$100
Shares authorized	1,900,000	300,000	1,900,000	300,000
Shares issued and outstanding	1,726,718	251,117	1,727,541	251,371

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in Class B and C common stock are described below (dollars in thousands):

	Class B	Class C	Total

Balance, December 31, 2005	$147,484	$23,384	$170,868
2005 patronage dividends distributed in common stock	15,873	1,497	17,370
Cancellation of stock	(621)	(387)	(1,008)

Balance, December 31, 2006	162,736	24,494	187,230
2006 patronage dividends distributed in common stock	10,178	647	10,825
Cancellation of stock	(160)	(4)	(164)

Balance, December 31, 2007	172,754	25,137	197,891
2007 patronage dividends distributed in common stock	—	—	—
Cancellation of stock	(82)	(25)	(107)

Balance, December 31, 2008	$172,672	$25,112	$197,784

Members’ equity currently includes the two classes of common stock, allocated and unallocated retained earnings, and accumulated other comprehensive income or loss. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NCB, FSB’s capital exceeded the minimum capital requirements as of December 31, 2008 and 2007. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) as of December 31, 2008 and 2007 (dollars in thousands):

					To be Well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Tangible Capital (to tangible assets)	$156,775	9.89%	$23,783	1.50%	N/A	N/A
Total Risk-Based Capital (to-risk-weighted assets)	173,949	11.94%	116,571	8.00%	$145,713	10.00%
Tier I Risk-Based Capital (to-risk-weighted assets)	156,316	10.73%	N/A	N/A	87,428	6.00%
Core Capital (to adjusted tangible assets)	156,775	9.89%	63,421	4.00%	79,277	5.00%
As of December 31, 2007:
Tangible Capital (to tangible assets)	$127,684	9.86%	$19,425	1.50%	N/A	N/A
Total Risk-Based Capital (to-risk-weighted assets)	136,659	12.46%	$87,721	8.00%	$109,651	10.00%
Tier I Risk-Based Capital (to-risk-weighted assets)	127,194	11.60%	N/A	N/A	65,791	6.00%
Core Capital (to adjusted tangible assets)	127,684	9.86%	$51,800	4.00%	64,750	5.00%

The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified NCB, FSB that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As of December 31, 2008, no such limitations or restrictions existed.

20.	EMPLOYEE BENEFITS

Substantially all employees are covered by a non-contributory, defined contribution retirement plan. NCB contributes 6% of each employee’s salary after one year of employment. Total expense for the retirement plan for 2008, 2007, and 2006 was $1.0 million, $1.0 million, and $0.9 million, respectively.

NCB maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and matches up to 6% of each participant’s salary for every 1% the employee contributes. Participants receive vesting credit (non-forfeitable rights to the money in their 401(k) account) based on their number of years of employment with NCB. Contributions and expenses for 2008, 2007, and 2006 were $1.1 million, $1.2 million and $0.9 million, respectively.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participant matching contributions and earnings for the defined contribution retirement plan and the thrift plan are vested in accordance with the following schedule:

Years of Service	Vesting

less than 2 years	0%
2	20%
3	50%
4	70%
5	85%
6	100%

21.	INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 applies to all tax positions accounted for in accordance with FASB Statement 109. The term tax position as used in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes otherwise currently payable to future years, or a change in the expected realizability of deferred tax assets.

The term tax position also encompasses, but is not limited to:

•	A decision not to file a tax return

•	An allocation or a shift of income between jurisdictions

•	The characterization of income or a decision to exclude reporting taxable income in a tax return

•	A decision to classify a transaction, entity, or other position in a tax return as tax exempt.

Each year under the Act, NCB must declare tax-deductible patronage dividends in the form of cash, stock, or allocated surplus, which effectively reduce NCB’s federal income tax liability. Patrons of NCB receiving such patronage dividends consent to include them in their taxable income. NCB has allocated $7.2 million of its 2008 retained earnings for patronage dividends in the form of stock to be distributed during 2009. NCB’s board of directors passed a resolution to allow NCB to reduce its cash patronage dividend to be distributed in 2009 to zero which NCB has chosen to do as of December 31, 2008.

The provision (benefit) for income taxes for the years ended December 31, consists of the following (dollars in thousands):

	2008	2007	2006

Current tax expense
Federal	$54	$(274)	$495
State and local	646	(135)	869

Total current	700	(409)	1,364

Deferred tax (benefit) provision
Federal	46	(21)	(197)
State and local	(191)	(234)	247

Total deferred	(145)	(255)	50

Provision (benefit) for income taxes	$555	$(664)	$1,414

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences for the years ended December 31 (dollars in thousands):

	2008	2007	2006

Statutory U.S. tax rate	$1,506	$(386)	$7,085
Patronage dividends	(1,405)	365	(6,982)
State and local taxes	454	(369)	1,115
Other	—	(274)	196

Provision (benefit) for income taxes	$555	$(664)	$1,414

Deferred tax assets net of liabilities, included in other assets, are composed of the following at December 31, (dollars in thousands):

	2008	2007

Allowance for loan losses	$1,021	$486
Deferred commitment fees	311	264
Mark to market adjustments	—	201
Net operating loss carryforward	—	271
Security valuations	161	7
Other	120	121

Gross deferred tax assets	1,613	1,350

Mortgage servicing rights	(294)	(306)
Federal Home Loan Bank stock dividends	(632)	(571)

Gross deferred tax liabilities	(926)	(877)

Net deferred tax asset	$687	$473

Management has concluded that it is more likely than not that all deferred tax assets will be realized based on NCB’s history of earnings and management’s expectations that NCB will generate sufficient taxable income in future years to offset the reversal of temporary differences.

22.	INCOME AVAILABLE FOR DIVIDENDS ON STOCK

Under existing senior debt agreements, the aggregate amount of cash dividends on Class C stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of NCB’s consolidated adjusted net income accumulation (or minus 100% of NCB’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of NCB’s taxable income for such calendar year. As of December 31, 2008, NCB was not limited by the restrictions detailed above and thus the amount available for dividends on stock was approximately $129.2 million.

Notwithstanding the above restriction, NCB is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2008, 2007, and 2006 are 4.36%, 5.32% and 4.88%, respectively. Consequently, the amounts available for payment on the Class C stock for 2008, 2007, and 2006 are $1.1 million, $1.3 million, and $1.2 million, respectively. In addition, under the Act and its bylaws, NCB may not pay dividends on its Class B stock.

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

Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.5% to 4.5% of the commitment amount. The standby letters of credit mature throughout 2009 to 2016. As of December 31, 2008, NCB had outstanding letters of credit with a total commitment amount of $293.7 million of which $258.5 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. For the year ended December 31, 2008, NCB provided funding for seven letters of credit for a total amount of $4.8 million. Of the $4.8 million, NCB had funds outstanding on only one letter of credit in the amount of $22 thousand remains outstanding for municipal bonds that could not be sold to another purchaser as of December 31, 2008.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $8.7 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.0 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of December 31, 2008. A liability of $9.8 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $10.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2007.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit as of December 31, are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	2008	2007	2008		2007

Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$912,427	$879,718	$4,562		$4,399
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	8,661	$5,912	144	(1)	$(32)
Cooperative and Commercial Real Estate Loans	$32,585	$38,055	$600	(1)	$(546)
Standby letters of credit	$293,711	$280,959	$12,131		$13,165

(1)	Effective January 1, 2008, NCB valued certain rate lock commitments (that are ultimately intended for sale after the loan was funded) in accordance with SFAS 157 and SAB 109. See Note 25.

NCB had a general reserve of $1.7 million and a specific reserve of $1.0 million as of December 31, 2008 to cover its loss exposure to unfunded commitments. As of December 31, 2007, NCB had a general reserve of $2.0 million for the same purpose.

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

NCB enters into interest rate swaps and futures contracts and forward loan sales commitments to offset changes in fair value associated with fixed rate loans held-for-sale, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps are designated derivatives hedging loans held-for-sale in fair value hedging relationships. NCB may use additional derivative instruments in the future.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments on the consolidated balance sheet as of December 31, 2008 are as follows (dollars in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swap agreements related to debt	Other assets	$1,447	Other liabilities	$—
Interest rate swap agreements related to loans and loan commitments	Other assets	—	Other liabilities	(848)

Total derivatives designated as hedging instruments under SFAS 133		1,447		(848)

Derivatives not designated as hedging instruments under SFAS 133:
Financial futures contracts	Other assets	—	Other liabilities	(10)
Forward sales commitments
Single-family Residential and Share Loans	Other assets	4	Other liabilities	(21)
Cooperative and Multifamily Loans	Other assets	127	Other liabilities	(85)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	165	Other liabilities	—
Cooperative and Commercial Real Estate Loans	Other assets	600	Other liabilities	—

Total derivatives not designated as hedging instruments under SFAS 133		896		(106)

Total derivatives		$2,343		$(954)

The effect of derivative instruments in SFAS 133 and designated as fair value hedging relationships on the consolidated statement of income (loss) for the year ended December 31, 2008 are as follows (dollars in thousands):

	Location of		Amount of	Location of		Amount of
	Gain (Loss)		Gain (Loss)	Gain (Loss)		Gain (Loss)
Derivatives	Recognized in		Recognized in	Recognized in		Recognized in
Designated as Fair Value	Income on		Income on	Income on		Income on
Hedging Relationships	Derivatives		Derivatives	Hedged Item		Hedged Item

Interest rate swap agreements related to debt	Interest income/(expense	)	$540	Interest income/(expense	)	$(540)
Interest rate swap agreements related to loans and loan commitments	Other income/(expense	)	772	Other income/(expense	)	(685)

Total			$1,312			$(1,225)

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the consolidated statement of income (loss) for the year ended December 31, 2008 are as follows (dollars in thousands):

	Location of Gain (Loss)		Amount of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Recognized in Income on		Recognized in Income on
under SFAS 133	Derivatives		Derivatives

Financial futures contracts	Other income/(expense	)	$(27)
Forward sales commitments
Single-family Residential and Share Loans	Other income/(expense	)	106
Cooperative and Multifamily Loans	Other income/(expense	)	120
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other income/(expense	)	175
Cooperative and Commercial Real Estate Loans	Other income/(expense	)	1,150
Interest rate swap agreements related to loans and loan commitments	Other income/(expense	)	1,268

Total			$2,792

Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counterparties in the aggregate amount of $1.5 million at December 31, 2008. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.

Financial futures are contracts for delayed delivery of specific securities at a specified future date and at a specified price or yield. NCB purchases/sells these contracts to economically hedge the interest rate risk associated with originating mortgage loans that will be held-for-sale. NCB has minimal credit risk exposure on these financial instruments since changes in market value of financial futures are settled in cash on the following business day, and payment is guaranteed by the clearinghouse. These futures contracts have not been designated as accounting hedges under SFAS 133, as amended.

Forward loan sales commitments lock in the prices at which, Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held-for-sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held-for-sale. NCB also participates in a cash window program with Fannie Mae to forward sell Cooperative, Residential Real Estate and Multifamily Loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

The estimated fair values of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments are recorded as a component of other assets and other liabilities on the consolidated balance sheet.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contract or notional amounts and the respective estimated fair value of NCB’s financial futures contracts, interest rate swaps and forward sales commitments as of December 31, are as follows (dollars in thousands):

	Notional Amounts		Fair Value
	2008	2007	2008	2007

Financial futures contracts	$500	$6,400	$(10)	$17
Interest rate swap agreements related to debt	$40,000	$100,000	$1,447	$907
Interest rate swap agreements related to loans and loan commitments	$3,442	$70,190	$(848)	$(2,888)
Forward sales commitments
Single-family Residential and Share Loans	$5,793	$15,010	$4	$(102)
Cooperative and Multifamily Loans	$32,585	$25,630	$42	$(78)

25.	FAIR VALUE MEASUREMENTS

During the second quarter of 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value pursuant to the provisions of SFAS 159. Unrealized gains and losses for these identified loans were included in earnings. Of the $4.6 million Residential Real Estate Loans held-for-sale disclosed in Note 5, the contractual principal amount of loans for which NCB has elected the fair value option under SFAS 159 totaled $0.5 million as of December 31, 2008. The difference in fair value of these loans compared to their principal balance was $20 thousand and was recorded in gain on sale of loans as of December 31, 2008. The fair value option was not elected for the remaining $4.1 million Residential Real Estate Loans disclosed in Note 5. Further, NCB has not elected the fair value option for any of the $9.7 million of principal balance of Consumer and Commercial Loans disclosed in Note 5.

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value effective January 1, 2008:

•	Certificated and Non-Certificated Interest-Only-Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available regarding the valuation of NCB’s interest-only receivables.

•	U.S. Treasury and Agency Obligations — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.

•	Mutual Funds and Mortgage-Backed Securities — reported at fair value utilizing Level 2 inputs. As quoted market prices in actively traded markets are not available, fair values are estimated by using pricing models and quoted prices of securities with similar characteristics. Collateralized Mortgage Obligations, a component of Mortgage-Backed Securities that NCB holds, are not traded in active markets and there is little secondary market data that can be used. Therefore the assumptions used in the determination of the fair value of Collateralized Mortgage Obligations are considered Level 3.

•	Equity Securities — traded in active markets; therefore, the pricing inputs are considered Level 1.

•	Derivative Instruments — because NCB’s derivative contracts are not listed on an exchange and, therefore quoted market prices are not available, NCB’s derivative positions are valued using models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps.

•	Loans Held-For-Sale — NCB’s loans held-for-sale, for which the fair value option has been elected, are reported at fair value. NCB determines the fair value of the loans-held-for sale using discounted cash flow models which incorporate quoted observable prices from market participants. Therefore, NCB classifies these loans held-for-sale as Level 2.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Interest-only certificated receivables	$—	$—	$27,854	$27,854
Interest-only non-certificated receivables	—	—	27,264	27,264
U.S. Treasury and agency obligations	18,635	—	—	18,635
Mutual funds	—	881	—	881
Mortgage-backed securities and CMO’s	—	16,759	3,938	20,697
Equity securities	31	—	—	31
Derivative instruments	—	2,258	—	2,258
Loans held-for-sale	—	544	—	544

Total	$18,666	$20,442	$59,056	$98,164

Liabilities
Derivative instruments	$—	$879	$—	$879

Total	$—	$879	$—	$879

The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2008 (dollars in thousands):

	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	(1,692)
Included in other comprehensive income	(342)	359	(1,215)
Purchases, issuances, settlements and fundings	—	1,494	—
Write down of asset due to prepayment	—	(28)
Transfers in and/or out of Level 3	—	—	—
Amortization	(5,632)	(4,493)	(410)

Balance at December 31, 2008	$27,854	$27,264	$3,938

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of December 31, 2008:

•	Loans Held-For-Sale — NCB’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The principal balance of these loans was $13.8 million at December 31, 2008. NCB determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies these loans held-for-sale as Level 3.

•	Mortgage servicing rights (“MSRs”) — NCB’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, NCB estimates the fair value of MSRs using discounted cash flow (“DCF”) models that calculate the present value of estimated future net servicing income. The model considers and incorporates individual loan characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. NCB reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. As the valuation inputs are largely unobservable, MSRs are classified within Level 3 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

•	Impaired Loans — NCB’s impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.

The following table summarizes the fair value of instruments measured on a non-recurring basis as of December 31, 2008 (dollars in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance as of
	Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Loans held-for-sale	$—	$—	$4,028	$4,028	(1)
Mortgage servicing rights	—	—	4,351	4,351	(2)
Impaired loans	—	—	14,063	14,063	(3)

Total	$—	$—	$22,442	$22,442

(1)	Only mortgage loans with fair values below cost and for which the fair value option has not been elected, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)	Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date.

(3)	The fair value of the impaired loans only includes those loans that were evaluated under SFAS 114.

As detailed in Note 24, NCB in the normal course of business enters into rate lock commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Fair value is determined pursuant to SFAS 157 and SAB 109, both of which NCB adopted on January 1, 2008.

The transition provisions of SFAS 157 provide for retrospective application to, amongst others, financial instruments that were measured at fair value at initial recognition using a transaction price in accordance with Emerging Issues Task Force Issue No. 02-03, “Issues involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” NCB’s interest rate lock commitments were measured at inception at the transaction price. Upon adoption of SFAS 157, the difference between the carrying amount and the fair value of these interest rate lock commitments was recognized as a cumulative effect adjustment to the beginning balance of retained earnings. The carrying amount of $38.1 million and the fair value amount of $39.3 million resulted in a $1.2 million cumulative effect adjustment to the beginning balance of retained earnings.

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resulting fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value and for those instruments that NCB has not measured at fair value on a recurring basis as of December 31, 2008:

Cash and cash equivalents — The carrying amount approximates fair value.

Mortgage servicing rights — The fair value of mortgage servicing rights is based on discounted future net cash flows received for servicing mortgages at current market rates offered by purchasers of mortgage servicing rights.

Loans and lease financing — The fair market value of adjustable rate loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and other loans and leases, excluding loans held-for-sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities.

Loans held-for-sale — The fair value of loans held-for-sale is based on market prices for similar loans sold in the secondary market, adjusted for differences in loan characteristics.

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

Standby letters of credit and financial guarantees written — For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the customers at the reporting date.

The following table summarizes the carrying amount and fair value of the financial instruments that NCB has not measured at fair value on a recurring basis as of December 31, 2008 (dollars in thousands):

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$39,971	$39,971	$63,724	$63,724
Held-to-maturity investment securities	387	374	417	431
Mortgage servicing rights	13,252	14,891	13,420	18,246
Loans held-for-sale	14,278	14,396	90,949	92,708
Loans and lease financing, net	1,930,124	1,973,435	1,506,244	1,527,295
Accrued interest receivables	11,169	11,169	11,162	11,162
Financial Liabilities:
Deposits	1,300,071	1,320,529	1,027,452	1,020,396
Short-term borrowings	225,000	225,000	183,000	183,000
Long-term debt	196,447	196,673	220,907	219,035
Subordinated debt	116,489	92,252	118,989	103,103
Junior subordinated debt	51,547	33,245	51,547	50,390
Accrued interest payable	6,151	6,151	7,232	7,232

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value

Undrawn commitments to extend credit	$912,427	$4,562	$879,718	$4,399
Standby letters of credit	$293,711	$12,131	$280,959	$13,165

26.	SEGMENT REPORTING

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

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is the segment reporting for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$36,103	$46,122	$7,883	$30,077	$3,516	$123,701
Interest expense	19,764	23,469	3,980	16,251	3,841	67,305

Net interest income	16,339	22,653	3,903	13,826	(325)	56,396
Provision (benefit) for loan losses	12,275	4,629	—	1,746	—	18,650
Non-interest income	6,585	4,384	9,759	3,186	1,028	24,942
Non-interest expense:
Direct expense	4,398	3,135	5,442	2,194	21,443	36,612
Overhead and support	6,022	4,436	7,736	3,453	—	21,647

Total non-interest expense	10,420	7,571	13,178	5,647	21,443	58,259

Income (loss) before taxes	$229	$14,837	$484	$9,619	$(20,740)	$4,429

Total average assets	$524,470	$707,111	$117,704	$531,160	$172,801	$2,053,246

Total assets	$577,063	$847,259	$68,505	$532,424	$129,641	$2,154,892

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
2007	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$40,378	$36,496	$23,690	$29,579	$5,596	$135,739
Interest expense	22,110	20,487	18,399	19,437	4,688	85,121

Net interest income	18,268	16,009	5,291	10,142	908	50,618
(Benefit) provision for loan losses	(1,488)	936	—	704	—	152
Non-interest income	4,331	4,478	(396)	1,110	2,446	11,969
Non-interest expense:
Direct expense	6,455	3,205	4,837	3,197	24,067	41,761
Overhead and support	8,383	4,006	5,371	4,050	—	21,810

Total non-interest expense	14,838	7,211	10,208	7,247	24,067	63,571

Income (loss) before taxes	$9,249	$12,340	$(5,313)	$3,301	$(20,713)	$(1,136)

Total average assets	$462,938	$479,066	$370,052	$493,498	$145,042	$1,950,596

Total assets	$493,998	$524,318	$156,270	$511,532	$185,658	$1,871,776

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
2006	Lending	Lending	Lending	Lending	Other	Consolidated

Net interest income:
Interest income	$34,735	$30,610	$21,176	$27,525	$4,408	$118,454
Interest expense	20,028	15,661	16,698	16,226	3,483	72,096

Net interest income	14,707	14,949	4,478	11,299	925	46,358
Provision (benefit) for loan losses	5,278	(337)	—	(1,274)	—	3,667
Non-interest income	4,338	3,526	22,855	1,709	1,252	33,680
Non-interest expense:
Direct expense	6,206	3,981	4,517	4,813	21,168	40,685
Overhead and support	4,765	3,276	2,914	3,892	—	14,847

Total non-interest expense	10,971	7,257	7,431	8,705	21,168	55,532

Income (loss) before taxes	$2,796	$11,555	$19,902	$5,577	$(18,991)	$20,839

Total average assets	$472,553	$321,095	$353,341	$480,083	$130,840	$1,757,912

Total assets	$456,178	$433,875	$329,793	$484,263	$125,368	$1,829,477

27.	LOAN SALES AND SECURITIZATIONS

NCB sells loans in the whole loan and securitization markets. When NCB sells loans, it generally retains the mortgage servicing rights and, depending on the nature of the sale, may also retain interest-only securities (retained interests).

NCB did not sell any loans through securitized transactions during the twelve months ended December 31, 2008. During the twelve months ended December 31, 2007, NCB sold loans through securitized transactions and

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained interest-only receivables. The net proceeds from NCB’s 2007 sale of loans through securitized transactions were $370.2 million and generated a total of $3.2 million in retained interests.

During the years ended December 31, 2008 and 2007, NCB sold loans through non-securitized transactions to Fannie Mae. The net proceeds from the sale of these loans were $451.7 million and generated a total of $3.6 million in retained interests for the year ended December 31, 2008. The net proceeds from the sale of these loans were $604.7 million and generated a total of $7.1 million in retained interests for the year ended December 31, 2007.

NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $357.2 million and $220.9 million for the years ended December 31, 2008 and 2007, respectively.

In total, NCB generated a gain on the sale of loans of $6.0 million for the year ended December 31, 2008 compared with a loss of $1 thousand for the year ended December 31, 2007.

See Note 4 — Loan Servicing for a presentation of loan balances that NCB services.

Mortgage Servicing Rights (“MSRs”)

MSRs arise from contractual agreements between NCB and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for NCB’s servicing of the related loans. Under these contracts, NCB performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, NCB receives a servicing fee generally ranging from 0.06% to 0.40% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, NCB generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, NCB generally has the right to solicit the borrowers for other products and services.

MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans.

Activity related to MSRs for the years ended December 31, was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2008	2007

Balance at January 1	$13,420	$9,362
Additions	2,048	5,574
Amortization	(1,829)	(1,277)
Change in valuation allowance	(387)	(239)

Balance at December 31	$13,252	$13,420

As of December 31, 2008 and 2007 the MSR balance relating to the servicing of Share and Single-family Residential Loans was $2.9 million. As of December 31, 2008 and 2007 the MSR balance relating to the servicing of all other loans was $10.4 million and $10.5 million, respectively.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the valuation allowance for MSRs (included as a component of other assets) for years ended December 31 were as follows (dollars in thousands):

	2008	2007

Balance at January 1	$239	$—
Additional write-downs	716	239
Recoveries	(329)	—

Balance at December 31	$626	$239

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

Key economic assumptions used in determining the fair value of MSRs at the time of sale for the years ended December 31 were as follows:

	2008	2007	2006

Weighted-average life (in years):
Share and Single-family Residential Loans	3.8	5.6	3.9
Multifamily, Cooperative and Commercial Real Estate Loans	7.2	8.5	8.7
Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	26.9%	20.0%	28.4%
Multifamily, Cooperative and Commercial Real Estate Loans	6.6%	5.0%	4.6%
Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.4%	11.0%
Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	4.05%	5.00%	5.00%
Multifamily, Cooperative and Commercial Real Estate Loans	3.43%	5.41%	5.34%

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of December 31, and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	2008	2007	2006

Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$2,878	$4,277	$3,868
Multifamily, Cooperative and Commercial Real Estate Loans	$12,013	$13,969	$8,191
Weighted-average remaining life (in years):
Share and Single-family Residential Loans	2.5	5.3	5.7
Multifamily, Cooperative and Commercial Real Estate Loans	6.8	7.3	7.9
Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	33.5%	20.2%	19.5%
Multifamily, Cooperative and Commercial Real Estate Loans	2.6%	2.9%	2.3%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(245)	$(180)	$(164)
Multifamily, Cooperative and Commercial Real Estate Loans	$(81)	$(69)	$(26)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(500)	$(343)	$(313)
Multifamily, Cooperative and Commercial Real Estate Loans	$(161)	$(137)	$(52)
Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.5%	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%	11.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(66)	$(117)	$(112)
Multifamily, Cooperative and Commercial Real Estate Loans	$(384)	$(486)	$(365)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(129)	$(228)	$(218)
Multifamily, Cooperative and Commercial Real Estate Loans	$(748)	$(947)	$(705)
Earnings Rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	3.5%	5.0%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	3.0%	4.6%	5.3%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(82)	$(120)	$(1)
Multifamily, Cooperative and Commercial Real Estate Loans	$(404)	$(597)	$(475)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(164)	$(240)	$(3)
Multifamily, Cooperative and Commercial Real Estate Loans	$(808)	$(1,194)	$(950)

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest-Only receivables

Activity related to interest-only receivables for the years ended December 31 is as follows (dollars in thousands):

	Interest-Only
	Certificated
	Receivables
	2008	2007

Balance at January 1 at fair value	$33,828	$39,950
Additions	—	1,108
Amortization	(5,632)	(5,377)
Change in mark-to-market	(342)	(1,770)
Writedown of asset due to prepayment	—	(83)

Balance at December 31 at fair value	$27,854	$33,828

	Interest-Only
	Non-certificated
	Receivables
	2008	2007

Balance at January 1 at fair value	$29,932	$33,053
Additions	1,494	3,619
Amortization	(4,493)	(4,376)
Change in mark-to-market	359	(2,314)
Writedown of asset due to prepayment	(28)	(50)

Balance at December 31 at fair value	$27,264	$29,932

For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows as of December 31:

	2008	2007	2006

Weighted-average life (in years)	9.5	8.7	9.2
Weighted-average annual discount rate	18.08%	6.44%	6.99%

The increase in the discount rate from December 31, 2007 to December 31, 2008 is attributable to an increase in the investor spreads that would be demanded if these interest-only receivables were sold as of December 31, 2008.

Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of December 31, and the effect on the fair value of those other interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	2008	2007

Fair value	$55,118	$63,760
Weighted-average life (in years)	5.9	6.5
Weighted average annual discount rate	9.00%	8.12%
Impact on fair value of 10% adverse change	$(1,372)	$(1,574)
Impact on fair value of 20% adverse change	$(2,688)	$(3,084)

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.

As of December 31, 2008 and 2007 the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.7 billion and $4.5 billion, respectively. As of December 31, 2008 there was $19.8 million or 0.4%, of delinquent loans. As of December 31, 2007 there was $4.9 million or 0.1%, of delinquent loans.

The following table summarizes the cash flows received from loan sale activity and retained interests for the years ended December 31, (dollars in thousands):

	2008	2007

Net proceeds from loans sold through securitizations	$—	$370,178
Net proceeds from auto loan sales	$357,179	$220,887
Net proceeds from other loan sales	$451,645	$604,765
Servicing fees received	$6,781	$5,950
Cash flows received on interest-only receivables	$13,992	$14,880

28.	SUBSEQUENT EVENTS

1. On March 31, 2009, NCB executed an amendment to both the Prudential agreement and the revolving credit facility agreement which waives NCB’s previous covenant violation in its prior credit agreement and amends various covenant thresholds on a prospective basis. Management has completed financial projections through December 31, 2010 and believes that NCB will be in compliance with all covenants through the maturity of the credit facility and the Prudential notes.

2. On November 21, 2008, the Federal Deposit Insurance Corporation (“FDIC”) Board of Directors approved the TLGP. The program was created to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount.

Under the TLPG, the FDIC will temporarily guarantee newly issued senior unsecured debt in a total amount up to 125 percent of the par or face value of senior unsecured debt outstanding, excluding debt extended to affiliates, as of September 30, 2008, that was scheduled to mature on or before June 30, 2009. Upon a payment default under debt covered by the program, the FDIC would continue to make scheduled interest and principal payments under the terms of the debt instrument through its maturity. The guarantee extends up to three years or December 31, 2012.

On February 11, 2009, under the TLGP, NCB issued $25 million of debt. The debt has a 2.74% fixed rate, requires semi-annual payments of interest and matures on February 15, 2012. The debt is backed by the full faith and credit of the United States government. NCB is eligible to issue another $50 million under the TLGP before June, 2009. NCB paid an FDIC fee of $0.8 million related to this debt issuance to be amortized over a three-year period.

NCB, FSB has separate capacity to issue $13 million in FDIC-guaranteed debt, and it is evaluating whether to participate in the guaranteed debt program.

Another component to the TLPG is the Transaction Account Guarantee Program (“TAGP”). As of December 31, 2008 NCB is participating in the TAGP. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

NATIONAL CONSUMER COOPERATIVE BANK

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	LEGAL PROCEEDINGS

NCB is involved in various litigation arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NCB’s consolidated financial position, results of operations, or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated NCB’s disclosure controls and procedures as of December 31, 2008 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, NCB’s Chief Executive Officer and Chief Financial Officer concluded that NCB’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that NCB can meet its obligations to disclose in a timely manner material information required to be included in NCB’s reports under the Exchange Act.

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

The Bank’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on this assessment, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of NCB and the positions held by each are as follows:

		Year First
		Elected or	End of
	Position	Appointed	Term	Age

Irma Cota	Chairperson of the Board of Directors and Director	2004	2010	55
Stuart M. Saft	Vice Chairperson of the Board of Directors and Director	2007	2010	61
Charles E. Snyder	President and Chief Executive Officer	1983	-	55
Roger B. Collins	Director	2005	2011	60
Peter A. Conrad	Director	2008	2011	59
Steven F. Cunningham	Director	2005	2011	67
William F. Hampel	Director	2004	2010	57
Grady B. Hedgespeth	Director	2003	2009	52
Janis Herschkowitz*	Director	2007	2010	49
Rosemary Mahoney	Director	2003	2009	48
Stephanie McHenry	Director	2001	2009	46
Richard A. Parkinson	Director	2003	2009	59
Alfred A. Plamann	Director	2008	2011	66
Walden Swanson	Director	2007	2010	58
Nguyen Van Hanh*	Director	2007	2010	71
Steven A. Brookner	Executive Managing Director, NCB;	1997	-	45
	Chief Executive Officer, NCB, FSB
Patrick N. Connealy	Managing Director, Chief Credit Officer, NCB	1986	-	52
Frank Fasano	Chief Information Officer	1997	-	42
Mark W. Hiltz	Managing Director, Chief Risk Officer	1982	-	60
Kathleen M. Luzik	Managing Director, NCB; Chief Operating Officer, NCB, FSB	1991	-	45
James C. Oppenheimer	General Counsel and Corporate Secretary	2008	-	40
Richard L. Reed	Executive Managing Director, Chief Financial Officer, NCB;	1985	-	50
	Chief Financial Officer, NCB Financial Corporation and NCB, FSB

*	Presidentially appointed Directors who will serve until their successors are appointed and confirmed.

Irma Cota is President and CEO of North County Health, a Comprehensive Community Health Center with 10 clinic sites and a staff of 500. She is a former President of California Primary Care Association and past President of the San Diego Council of Community Clinics. Ms. Cota holds a masters degree in public health from San Diego State University. Having over thirty years of experience specializing in health/medical, Ms. Cota has extensive experience in working with non-profit boards of directors. She is currently the Vice Chair of the California State University San Marcos University Council.

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

Roger Collins is President and Chief Executive Officer of Harp’s Food Stores, Inc., a regional grocery chain located in Arkansas, Oklahoma, and Missouri. He currently serves on the boards of directors of Associated Wholesale Grocers and the National Grocers Association. Mr. Collins has a B.S. in economics from Rice University and an MBA from the University of Texas at Austin.

Peter A. Conrad is President and Chief Executive Officer of the Cooperative Central Bank in Boston, Massachusetts. Mr. Conrad has been a trustee of the Cooperative Banks Employees Retirement Association (CBERA) and the Cooperative Banks Employees Benefit Association (CBEBA) since June, 2005.

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

Grady B. Hedgespeth is the Director of Financial Assistance for the United States Small Business Administration located in Washington, D.C. He was the founder and president of BankBoston Development Company, the nation’s first bank-owned urban investment bank. Mr. Hedgespeth is an honors graduate of the University of Virginia and the Kennedy School of Government at Harvard.

Janis Herschkowitz is President and Chief Executive Office of PRL, Inc, a group of manufacturing companies located in Cornwall, Pennsylvania. Ms. Herschkowitz holds a Bachelor of Arts degree in International Relations from Penn State University and a Masters in Business Administration in Finance from the University of Texas.

Rosemary K. Mahoney is Chief Executive Officer of Coopmetrics. Ms. Mahoney is a member of the Board of Directors of the National Cooperative Business Association, Thanexus, Inc. and the National Cooperative Grocers Association.

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

Alfred A. Plamann was named President & Chief Executive Officer of Unified in September 1999 when Los Angeles-based Certified Grocers of California, Ltd. merged with United Grocers, Inc. of Portland, Oregon. Currently, he serves on the Board of the Food Marketing Institute as well as the National Cooperative Grocers Association. He is a member of the Los Angeles Area Chamber of Commerce (Board member), the Town Hall of Los Angeles (Board member), the George L. Graziadio School of Business & Management — Pepperdine University (Board of Visitors member), the Southern California Chapter of the National Association of Corporate Directors, Weingart Center Association, a non-profit organization that provides assistance to the homeless in Los Angeles, and is a former Chairman of the San Gabriel Valley Council of Boy Scouts of America. Mr. Plamann holds a B.S. in accounting and real estate from the University of Colorado and an M.B.A. from the University of Pennsylvania (Wharton).

Walden Swanson is a Founder and Chief Executive Officer of CoopMetrics, the first cooperative incorporated under the progressive Minnesota cooperative statutes. Mr. Swanson has served on numerous cooperative boards, including NCB Capital Impact, the National Cooperative Business Association, the Cooperative Development Fund, and the Central Committee of the International Cooperative Alliance.

Nguyen Van Hanh is an Affiliate Professor of George Mason University, specializing in international economics and higher education reform. Dr. Van Hanh holds a PhD in Economics from the University of California at Davis, having earlier received a Bachelor of Science with high honors and a Master’s of Science degree in Agricultural Science both from the University of Florida

Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and Executive Managing Director at NCB responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of NCB. From 1997 through September 1998, he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a partner of Hamilton Securities Group for one year and Co-founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.

Patrick N. Connealy is a Managing Director and Chief Credit Officer of NCB. Prior to joining NCB in 1986, he worked as a supervisory officer with the Farm Credit Administration in Washington, DC, and as assistant vice president and loan officer for the Farm Credit Bank of Omaha.

Frank Fasano is the Chief Information Office of NCB. Prior to becoming CIO, he served as Chief Technology Officer, Senior Vice President, and Vice President of IT Operations. Mr. Fasano joined NCB in 1997 and is a graduate of Georgetown University.

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

James C. Oppenheimer is the General Counsel and Secretary of NCB. Prior to joining NCB in 2008, he was a partner at Goodwin Procter LLP in Washington D.C. He graduated from the University of Chicago Law School in 1997 with honors.

Richard L. Reed is Executive Managing Director and Chief Financial Officer of NCB. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.

Non-Incumbent Nominees for Directorships

Jane Garcia
Gary A. Officer
Kenneth Rivkin
Robynn Shrader
Gail Ment
Judy Ziewacz

Jane Garcia is the Chief Executive Officer of La Clinicia de La Raza, Inc., and has served in that role since April 1983. As CEO of La Clinicia de La Raza, she oversees long-range fiscal and program planning and manages the day-to-day operations of a $62 million comprehensive health care operation in California. She is a board member of Alta Bates Summit Medical Center and the California Primary Care Association. Jane holds a Bachelor’s degree from Yale University and a Master of Public Health degree from the University of California, Berkeley.

Gary A. Officer is the President and Chief Executive Officer of Rebuilding Together, Inc., the nation’s largest non-profit home remodeling organization serving 1800 communities nationwide. In this role, he serves as the national spokesperson for the organization and serves as the lead business development and staff officer with responsibilities for the organization’s key practice areas. He is a past president of the National Credit Union Foundation (NCUF). Gary holds a Bachelor’s degree from the University of Manchester, England and a Master’s degree from the London School of Economics.

Kenneth A. Rivkin is the Managing Director of CMBS Capital Markets at Credit Suisse. For the past twenty-five years, Kenneth worked in commercial and investment banking at Credit Suisse, Bank of America, and their predecessors. He is a member of a housing cooperative and a current board director of 227 East 57th Street

Corporation. Kenneth holds a Bachelor’s degree from Brown University and a Master’s degree from the Sloan School of Management at MIT.

Robynn Shrader is the Chief Executive Officer of National Cooperative Grocers Association. In this role, she oversees a national trade organization/purchasing co-op representing 111 independent businesses in 32 states with over $1 billion in annual sales volume. A member of the New Pioneer Cooperative Board of Directors, she holds a Bachelor’s degree from San Diego State University.

Gail Urbas Ment is the President of Emtec Metal Products, an ESOP manufacturer of custom architectural metal products for residential and commercial products. She is a member of the Hungry Hollow Food Coop and is the President of the Board of 126 Street Condominium Association. Gail holds a Bachelor’s degree from the University of Wisconsin.

Judy Ziewacz is the Executive Director of the Office of Energy Independence of the State of Wisconsin. In this role, she helps the state expand in new markets of green energy, clean technology and new products. She is the Executive Director of the Cooperative Development Foundation and was a member of the Board of Group Health Cooperative in Madison, WI. Judy holds a Bachelor’s degree from the University of Wisconsin.

COMPOSITION OF BOARD OF DIRECTORS

The Act provides that the Board of Directors of NCB shall consist of 15 persons serving three-year terms. An officer of NCB may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from NCB. Janis Herschkowitz is the Presidential appointee from among proprietors of small business concerns. Nguyen Van Hanh is the Presidential appointee from among persons representing low-income cooperatives. The seat for the presidential appointee from among the officers of the agencies and departments of the United States is currently vacant.

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

The Audit/Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that NCB, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are Roger B. Collins (Chair), Stephanie McHenry, William F. Hampel, Richard A. Parkinson, Stuart M. Saft, and Peter Conrad. The Board of Directors has determined that Roger B. Collins, is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 407) under Regulation S-K).

The Mission Banking/Low Income Committee is responsible for evaluating NCB’s best efforts to achieve 35 percent of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which NCB can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Capital Impact to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across NCB and NCB Capital Impact, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are Rosemary K. Mahoney (Chair), Alfred Plamann, Irma Cota, Grady B. Hedgespeth, Nguyen Van Hanh, Walden Swanson, Stephanie McHenry and Steven F. Cunningham.

The Executive/Compensation Committee exercises all powers of the Board of Directors when failure to act until the next regular meeting will adversely affect the best interests of NCB, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends the consolidated annual budget for board approval. The members are Irma Cota (Chair), Stuart Saft, Rosemary Mahoney, Richard A. Parkinson and Roger B. Collins.

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

The Corporate Governance Committee, formerly called the Nominating Committee, annually oversees the election for NCB directors. The committee periodically drafts election rules on behalf of the Board of Directors and reviews modifications and election materials. The Committee reviews the eligibility of nominees taking into consideration financial experience, size of constituency, organization represented, leadership and ability. The members of the committee are Grady B. Hedgespeth (Chair), Irma Cota, Janis L. Herschkowitz, Richard A. Parkinson, Stuart M. Saft, Walden Swanson and Rosemary K. Mahoney.

The Strategic Planning Committee monitors and reviews all NCB-related entities’ planning activities delegated to them by the Board. The members of the committee are Irma Cota (Chair) and the full Board of Directors.

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

NCB is not currently participating in any federal programs under the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act that require its executive compensation programs to be modified. Should that change, NCB may be required to modify its compensation programs to ensure compliance.

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

The Committee delegates responsibility to the CEO to evaluate and determine compensation packages for the other NEOs. The other NEOs, along with the other executives, each write a “Max Plan,” which consists of individual goals and objectives linked to the wider NCB performance goals. The executives, including the other NEOs, present them to the CEO for approval. At the end of the year, the CEO carefully evaluates each of the other NEO’s performance by reference to individual Max Plans and assesses each individual’s achievement of agreed upon objectives, contribution to NCB performance and other leadership accomplishments. After evaluation, the CEO determines any merit increases in base salary for the upcoming year and incentive compensation awards for the executives, including the other NEOs. For both the CEO and the other NEOs, past compensation is not a factor in determining incentive plan awards.

Components of 2008 Executive Compensation

The elements of NCB’s executive compensation programs are:

•	base salary;

•	short-term incentive compensation;

•	long-term incentive compensation;

•	core employee benefits;

•	retirement benefits; and

•	perquisites and other personal benefits.

In 2008, NCB distributed compensation among base salary, cash incentive awards and other benefits. For the CEO, these elements were paid approximately in the following percentages: 49% for base salary, 29% for incentive compensation and 22% for other benefits. The other NEOs were paid in the following approximate percentages: 63% for base salary, 24% for incentive compensation and 13% for other benefits.

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

The annual salary review for the CEO and other NEOs takes into account the following factors:

•	ndividual performance;

•	market value of the NEO’s responsibility and skill set; and

•	contribution to NCB.

After review, the Committee recommends merit increases for the CEO based on individual performance and may recommend adjustments to base salary. The CEO, in turn, may implement merit increases or other adjustments to the base salaries of other NEOs based on the individual performance and other factors.

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

STIP for 2008

The 2008 STIP was modified from the balanced scorecard approach of prior plans which awarded points for achieving certain objectives to a plan focused on achieving a certain level of net income and continuing to meet critical mission objectives.

In summary, under the 2008 STIP all of the following objectives had to be achieved for the CEO and other NEOs to receive any STIP for 2008:

➢	Grow Core Profitability

•	Pretax net income must be at least $13 million

➢	Risk Management

•	Non-performing assets must not exceed 1.5% of total assets

➢	Mission Banking

•	Must achieve “best efforts” evaluation for low income business development

For the CEO and the other executives, including NEOs, the STIP for 2008 had a potential award of 45% and 35% of Adjusted Base Salary, respectively. The term “Adjusted Base Salary” means the salary calculated as if any increase in base salary effective February 1 of the STIP year applied retroactively since January 1 of that same year. Management reports its performance against each objective to the Board and recommends, based on that performance, that each participant be eligible for an incentive payment equal to a certain percentage of his Adjusted Base Salary. The potential maximum percentage of Adjusted Base Salary awarded for the points earned is based on a schedule set forth in the plan. The Committee then recommends the actual award for the CEO, and the CEO determines actual awards for the other NEOs, each within their discretion up to the maximum percentage available for the points earned.

If pretax net income for 2008 had equaled $13 million and the Risk Management and Mission Banking objectives were met, the STIP award for the CEO and the other NEOs would have been awarded at a maximum of 25% and 20% for the CEO and the other NEOs, respectively. If all three objectives were met and pretax income was greater than $13 million, then the award percentage would have increased proportionately to the target award levels of 45% and 35% for the CEO and the other NEOs, respectively for 2008. The target award levels may have been awarded if pretax net income had been at least $23 million.

In addition, under the 2008 STIP, if pretax net income exceeded the $23 million target and the Risk Management and Mission Banking objectives were satisfied, the CEO (or the Committee with respect to the CEO) would have have had discretion to award an Add-on award. The maximum Add-on award was 5% of Adjusted Base Salary for the CEO and 7.5% of Adjusted Base Salary for all other executives, including NEOs. For each 1% that pretax net income exceeded the target of $23 million in pretax net income, 1% of Adjusted Base Salary is added to the award earned up to a maximum award of 50% of Adjusted Base Salary for the CEO and 42.5% of Adjusted Base Salary for all other executives, including NEOs.

The Committee determines the STIP award (if any) for the CEO and submits a report of its determination to the Board. The CEO, as authorized by the Committee, determines the STIP awards (if any) for the other executives, including all of the other NEOs. The actual amounts awarded for the 2008 STIP award are reported in the Summary Compensation Table and explained in the notes to it. Because the income thresholds were not met in 2008, no STIP payments have been made.

STIP for 2009

For 2009 NCB’s STIP is designed to reward performance across a broad range of key performance targets. The targets align performance expectations with the challenging economic environment within the United States, and particularly within the Financial Services industry. It is designed to link the performance of the CEO and the other executives, including NEOs, to the critical areas of NCB’s performance including Earnings, Asset Quality, Liquidity, Capital Maintenance, Regulatory compliance and compliance with loan agreement covenants.

For the CEO and the other executives, including NEOs, the STIP for 2009 will have a potential award of 70% and 52% of Adjusted Base Salary, respectively. If pretax net income equals $11.7 million, the STIP award for the CEO and the other NEOs will be awarded at a maximum of 60% and 42% for the CEO and the other NEOs, respectively. If all objectives are met and pretax income is greater than $11.7 million, then the award percentage will increase proportionately to the maximum award levels of 70% and 52% for the CEO and the other NEOs, respectively for 2009. The maximum award levels may be awarded when pretax net income is at least $17.6 million.

Awards made under the 2009 STIP will be made (if any) in 2010.

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

Goal
PERFORMANCE GOALS
01/01/07 - 12/31/09	Weight	Awards	Threshold	Target	Superior
Financial Strength: Average ROE at NCB, FSB over three years	50%		13.5% Average ROE	15% Average ROE	16.5% Average ROE

		CEO	10% of Base Salary	25% of Base Salary	35% of Base Salary

		NEOs	7.5% of Base Salary	15% of Base Salary	25% of Base Salary

Value to Customers: Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements and deals closed by referral sources	25%		$5.5 billion 2007 through 2009	$6 billion 2007 through 2009	$7 billion 2007 through 2009

		CEO	5% of Base Salary	12.5% of Base Salary	17.75% of Base Salary

		NEOs	3.75% of Base Salary	7.5% of Base Salary	12.5% of Base Salary

Deposit Growth: From the base levels at 12/31/06, increase deposits over three years with at least $50 million of total deposits in non-interest bearing DDA excluding escrows for saleable real estate loans	25%		75% Increase	125% Increase	150% Increase

		CEO	5% of Base Salary	12.5% of Base Salary	17.5% of Base Salary

		NEOs	3.75% of Base Salary	7.5% of Base Salary	12.5% of Base Salary

Total	100%	CEO	20% of Base Salary	50% of Base Salary	70% of Base Salary

		NEOs	15% of Base Salary	30% of Base Salary	50% of Base Salary

Adjustment for Low Income Market Development			-15% of Total Award	+0%	+25% of Total Award

Based on the formula in the 2007 to 2009 LTIP table, the estimated award level for the CEO is 5% of Aggregate Base Salary and for the executives including the other NEOs is 3.75% of Aggregate Base Salary as of December 31, 2008. Pursuant to the plan, whether any awards are actually earned under the plan is subject to NCB’s actual performance for January 1, 2007 to December 31, 2009, which may only be determined after that time. Awards, if any, under this plan are not payable until 2010 after certification of performance. Accordingly, the elements of the performance goals in the 2007 to 2009 LTIP have not been satisfied yet. In addition, under the plan no awards vest until the end of the performance period, and even then are subject to certification and approval. Since the three year period is ongoing and no awards have been earned as of December 31, 2008, no information is included in the Summary Compensation Table with respect to the 2007 to 2009 LTIP.

In 2008, the Committee certified performance and approved cash awards for plan performance at 31.9% of Aggregate Base Salary for the CEO and 22.2% of Aggregate Base Salary for the other NEOs for the 2005 to 2007 LTIP. As a result, the Summary Compensation Table includes the award amounts paid out in 2008 for each NEO under the 2005 to 2007 LTIP.

2009 to 2011 LTIP

As of the date of filing the Compensation Committee had not approved a LTIP for the period 2009 to 2011. The Committee determined, given the severe economic conditions within the U.S, that it needed more time to establish a plan for this three year period to ensure that it would both meet the strategic objectives of NCB and be a suitable incentive to NCB’s Executives, including its NEOs.

LTIP Document

Principally in order to comply with the requirements of IRC Section 409A taking effect in 2008, the Board of Directors amended the Long Term Incentive Plan document.

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

Employees, including NEOs, may make pre-tax contributions qualified under section 401(k) of the Internal Revenue Code (“IRC”). Each eligible employee, including the NEOs, may elect to contribute up to 60% of base salary or $15,500 (the limit prescribed by the IRC) for 2008. NCB matches employee contributions up to 6% of base salary. With continuous service, NCB’s matching contributions vest incrementally after two years and fully vest after six years.

NCB also makes non-elective retirement contributions under NCB’s plan for all of its employees, including the NEOs, beginning one year after their employment with NCB. NCB contributes approximately 6% of each eligible employee’s base salary up to $230,000, as limited by IRC. Like NCB’s 401(k) matching contributions, retirement account contributions vest incrementally after two years and fully vest after six years with continuous service.

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

Under the Deferred Compensation Plan, NEOs may defer receipt of base salary and cash incentive compensation payments. Any amount deferred is credited with interest at a rate equal to the average yield on actively traded U.S. Treasury issues, adjusted to a constant maturity of one year plus one percent. The reported interest rate is determined in December of the prior year. In 2008 and 2006 the interest rate credited to these accounts was not “above market;” accordingly, earnings on deferred amounts under the Deferred Compensation Plan do not appear in the Summary Compensation Table. The interest rate credited to these accounts under the Deferred Compensation Plan in 2007 was “above market;” accordingly, earnings on deferred amounts that were “above market” appear in the summary compensation table. NCB pays compensation benefits deferred under the plan on July 1 or December 31 following a NEO’s retirement, disability or termination.

Additionally, NCB entered into a deferred compensation agreement with NCB’s CEO, on November 4, 1994, in recognition of NCB’s improved financial condition and operating results during the period of his presidency beginning in January 1992. The CEO’s deferred compensation agreement is also an incentive for him to continue serving as NCB’s President. Under his deferred compensation agreement, the CEO may elect to defer an amount or percentage of his compensation. Interest is credited to the account on the last day of each quarter in an amount equal to 100 basis points above the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit. Like the accounts under NCB’s Deferred Compensation Plan, the CEO’s account is unfunded. The interest rate credited under the CEO’s deferred compensation agreement in 2008 and 2007 was not “above market;” accordingly, those earnings do not appear on the summary compensation table. In 2006 the interest rate credited was “above market;” accordingly, those earnings on deferred amounts that were “above market” do appear in the Summary Compensation Table.

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

Principally in order to comply with the requirements of IRC Section 409A taking effect in 2008, NCB amended its Deferred Compensation Plan and its deferred compensation agreement with the CEO.

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

Principally in order to comply with the requirements of IRC Section 409A taking effect in 2008, the severance agreement with the CEO was amended in 2008. The agreement also extended the CEO’s severance from 18 to 24 months in certain circumstances. For a more detailed description of these post-employment benefits, see the discussion under “Potential Payments upon Termination or Change in Control.”

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

Irma Cota, Chair
Stuart Saft
Roger B. Collins
Richard Parkinson
Rosemary Mahoney

COMPENSATION OF THE OFFICERS

The Summary Compensation Table below summarizes the total compensation earned by each of NCB’s NEOs for the years ended December 31, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

				Change in Pension
				Value and
			Non-Equity	Nonqualified
			Incentive Plan	Deferred	All Other
			Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary	(2)	Earnings (3)	(4)	Total

Charles E. Snyder,	2008	$524,773	$307,567	$—	$245,363	$1,077,703
President & Chief Executive Officer	2007	$523,412	$—	$—	$249,855	$773,267
	2006	$490,129	$917,128	$1,376	$225,050	$1,633,683
Richard L. Reed	2008	$303,160	$124,582	$—	$44,009	$471,751
Executive Managing Director &	2007	$302,188	$—	$—	$42,796	$344,984
Chief Financial Officer	2006	$284,236	$340,222	$—	$27,900	$652,358
Steven A. Brookner	2008	$395,902	$146,546	$—	$142,009	$684,457
Executive Managing Director of	2007	$389,736	$—	$—	$141,304	$531,040
NCB & Chief Executive Officer of NCB, FSB	2006	$324,087	$405,605	$—	$125,900	$855,592
Kathleen M. Luzik	2008	$292,118	$110,536	$—	$44,009	$446,663
Managing Director of NCB and	2007	$289,510	$—	$216	$42,776	$332,502
Chief Operating Officer of NCB, FSB	2006	$254,182	$311,755	$—	$27,900	$593,837
Mark Hiltz	2008	$251,412	$95,058	$—	$38,842	$385,312
Managing Director & Chief Risk	2007	$242,781	$—	$—	$37,551	$280,332
Officer	2006	$218,122	$281,514	$—	$34,902	$534,538
Charles H. Hackman	2008	$292,310	$116,752	$—	$52,533	$461,595
Former Managing Director & Chief	2007	$278,934	$—	$1,020	$37,759	$317,713
Credit Officer of NCB and NCB, FSB(1)	2006	$269,060	$355,277	$—	$27,900	$652,237

(1)	Charles H. Hackman, a Managing Director and the Chief Credit Officer of NCB retired, with an effective date of June 30, 2008. Under a retirement agreement between NCB and Mr. Hackman, Mr. Hackman will receive full salary and continuation of benefits (including medical, dental, vision and life insurance) until March 10, 2010. In addition, NCB will provide a yearly bonus in lieu of employer contributions to the 401(k) and retirement plans on the following dates for the following amounts: December 31, 2008 ($24,000), December 31, 2009 ($48,000), and March 10, 2010 ($11,000). Disability benefits paid by NCB for Mr. Hackman ceased as of June 30, 2008. Health care reimbursement account benefits for Mr. Hackman ended at December 31, 2008.

(2)	For 2008 the Non-Equity Incentive Plan Compensation column reflects cash awards to the NEOs for performance in 2008 under the STIP and the 2005-2007 LTIP. The 2008 STIP specified three objectives, all of which were required to be achieved before any payment would be made. Because one of the objectives, “Grow Core Profitablity” was not achieved, no payment under the 2008 STIP was made to either the CEO or other NEOs.

In 2008, the Committee certified performance and approved cash awards for plan performance at 31.9% of Aggregate Base Salary for the CEO and 22.2% of Aggregate Base Salary for the other NEOs for the 2005 to 2007 LTIP. As a result, the Summary Compensation Table includes the award amounts paid out in 2008 for each NEO under the 2005 to 2007 LTIP.

		2005 - 2007 LTIP
		(performance measure
Name	2008 STIP	completed February 2008)	Total

Charles E. Snyder	-	$307,567	$307,567
Richard L. Reed	-	$124,582	$124,582
Steven A. Brookner	-	$146,546	$146,546
Kathleen M. Luzik	-	$110,536	$110,536
Mark Hiltz	-	$95,058	$95,058
Charles H. Hackman	-	$116,752	$116,752

For 2007, the Non-Equity Incentive Plan Compensation column reflects cash awards to the NEOs for performance in 2007 under the STIP. The 2007 STIP specified a maximum amount that may be awarded to the CEO and the other NEOs for a given balanced score achieved for 2007 under the 2007 STIP. NCB achieved a balanced score of 80 points under the 2007 STIP scorecard. Accordingly, NCB’s score of 80 points under the plan was enough for an award of up to 40% of Adjusted Base Salary and up to 30% of Adjusted Base Salary for the CEO and the other executives, including NEOs, respectively. However, it is within the discretion of the Committee for the CEO and within the discretion of the CEO for the other executives, including the NEOs to determine the actual amount of an award (if any) under the STIP. For 2007 the Committee and the CEO exercised that discretion due to NCB’s overall financial performance and made no awards under the 2007 STIP even though the actual performance achieved permitted an award.

Also, there were no LTIP payments earned during 2007 because the certification of performance and approval of the award completing the prerequisite for awards under the LTIP did not occur until February 2008.

For 2006, the Non-Equity Incentive Plan Compensation column on the Summary Compensation Table reflects cash awards to the NEOs for performance in 2006 under the STIP and the 2003 to 2005 LTIP.

The amounts awarded under each Incentive Plan in 2006 are listed separately below in the 2006 Non- Equity Incentive Awards Table, as follows:

		Add-on 2006
Name	2006 STIP	STIP	2003 - 2005 LTIP	Total

Charles E. Snyder	$223,256	$24,806	$669,066	$917,128
Richard L. Reed	$102,025	$16,616	$222,036	$340,677
Steven A. Brookner	$119,438	$19,451	$266,716	$405,605
Kathleen M. Luzik	$91,287	$14,867	$205,601	$311,755
Mark Hiltz	$76,681	$12,569	$192,264	$281,514
Charles H. Hackman	$94,174	$15,337	$245,766	$355,277

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

(3)	This amount is the “above market” interest earned on deferred compensation for 2007 and 2006. The effective interest rate for 2007 was 6.1%, which was 0.33% above the applicable market. The effective interest rate for 2006 was 5.9%, which was 0.26% above the applicable market. In 2008 the interest earned on deferred compensation was not “above market”.

(4)	For each NEO, the amount shown in the “All Other Compensation” column is comprised of the following for 2008:

NCB’s contribution of $13,800 to the retirement contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

NCB’s matching contribution of $13,800 to the 401(k) contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

NCB’s insurance premium payments in the amount of $1,920 for the CEO and $1,440 for all other NEOs, except Mr. Hackman, whose premium was $288.

NCB’s health insurance premium payments in the amount of $9,268 for Mr. Hackman and Mr. Hiltz and $14,393 for all other NEOs.

NCB’s long-term disability insurance premiums in the amount of $10,066 for the CEO and amounts ranging from $533 to $720 for all other NEOs.

The “All Other Compensation” column for Mr. Snyder and Mr. Brookner includes $183,900 and $98,000, respectively, to pay life insurance policy premiums and to defray income tax incurred with respect to those life insurance premiums; Mr. Snyder’s compensation also includes a $7,484 car allowance.

Narrative to the Summary Compensation Table

For 2008, 2007 and 2006, each of the NEOs received cash compensation in the form of a base salary, non-equity incentive compensation, retirement and savings plans contributions, and some other personal benefits as described in the footnotes (3) and (4) to the Summary Compensation Table. In addition, NCB’s NEOs participate in NCB’s core benefits programs as described in the Compensation Discussion and Analysis under the heading “Benefits.” NCB’s NEOs did not receive any payments during 2008, 2007 and 2006 that would be characterized as “Bonus,” “Stock Awards” or “Option Awards,” and as a result, NCB has not included those columns in its Summary Compensation Table.

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

Grants of Plan-Based Awards – 2008

				Estimated Future Payouts Under Non-
				Equity Incentive Plan Awards
	Grant	Action		Threshold	Target	Maximum
Name	Date (1)	Date (2)	Plan (3)	Amount	Amount	Amount

Charles E. Snyder	01/01/08	02/01/08	STIP(4)	$0 to $131,473	-	$236,652
Richard L. Reed	01/01/08	02/01/08	STIP(4)	$0 to $60,632	-	$106,106
Steven A. Brookner	01/01/08	02/01/08	STIP(4)	$0 to $78,829	-	$137,950
Kathleen M. Luzik	01/01/08	02/01/08	STIP(4)	$0 to $58,424	-	$102,241
Mark Hiltz	01/01/08	02/01/08	STIP(4)	$0 to $50,000	-	$87,500
Charles H. Hackman	01/01/08	02/01/08	STIP(4)	$0 to $55,966	-	$97,941

This table sets forth the range of potential awards available under NCB’s 2008 STIP, described in the Compensation Discussion and Analysis, under the heading “Performance-Based Incentive Compensation.” The amounts in the table above are calculated based on the NEOs salaries at December 31, 2008, which differ from the NEOs total 2008 salary reflected in the Summary Compensation Table. The STIP provides performance based cash awards. NCB has no equity incentive plans. The fact that no payments were actually awarded under this plan is reflected in the Summary Compensation Table.

(1)	The grant date is the date that begins the measurement period under the applicable Incentive Plan.

(2)	The action date listed in this column is the date NCB adopted the plan setting forth the performance goals, with the weights attributable to each goal and the corresponding potential awards.

(3)	This column indicates the plan applicable to the potential awards.

(4)	Under the 2008 STIP, NCB determined the actual award by reference to the performance by NCB over three objectives for the one year period, as described in the Compensation Discussion and Analysis under the heading “Short-Term Incentive Compensation for 2008.” The STIP only has a set maximum percentage of Adjusted Base Salary potentially available, but no stated target or minimum. In other words, even if NCB had achieved performance sufficient to earn the minimum required performance level, whether any amount and how much would have been awarded under the plan is discretionary. Accordingly, to show the fact that the minimum performance level could result in varying percentages of Adjusted Base Salary available as an award or none at all, NCB has shown the threshold under the plan as the range of potential awards up to the maximum award. In light of the structure of this plan, the “target” amount in the table is blank. Under the 2008 STIP, the threshold percentages ranged from 0% to 25% of Adjusted Base Salary and from 0% to 20%, respectively for the CEO and the other NEOs. The maximum percentages were 45% and 35%, respectively for the CEO and the other NEOs.

Nonqualified Deferred Compensation

The Deferred Compensation Table below sets forth certain information with respect to non-tax qualified deferrals of compensation by NCB’s NEOs, none of whom deferred any compensation in 2008.

Deferred Compensation Table – 2008

			Aggregate
	Executive	Aggregate	Withdrawals/
	Contributions in	Earnings	Distributions	Aggregate Balance at
Name	2008	in 2008	in 2008	12/31/08

Charles E. Snyder	$-	$24,530	$-	$661,384
Richard L. Reed	$-	$-	$-	$-
Steven A. Brookner	$-	$-	$-	$-
Kathleen M. Luzik	$-	$5,400	$-	$130,053
Mark Hiltz	$-	$-	$-	$-
Charles H. Hackman	$-	$25,448	$(40,102)	$574,262

Narrative to Deferred Compensation Table

Eligible participants, including NEOs, in the Deferred Compensation Plan may elect to defer up to 100% of incentive compensation payments and up to 25% of their base salary. To defer compensation under the plan, participants generally must submit an irrevocable election no later than December 31st of the year preceding the year in which the compensation to be deferred is to be earned.

NCB maintains unfunded individual accounts for each participant and credits each account with the amount deferred by the participant and interest at the rate of actively traded U.S. Treasury issues, adjusted to a constant maturity of one year, plus one percent. The reported interest rate is determined in December of the prior year. For 2008, the interest rate determined as of December 31, 2007 was 4.26%.

Payments under the Deferred Compensation Plan will commence following the NEO’s separation of service from NCB or after the NEO has reached the age of 65, if still employed by NCB. However, a NEO may be allowed to access funds in his deferred compensation account earlier than the beginning of the first month following retirement or separation from NCB under certain circumstances upon a showing of financial hardship. Distributions are made in lump sum, or in annual installments over a maximum of five (5) years, generally, at the election of the participant.

Under the CEO’s deferred compensation agreement, he may elect to defer some amount or percentage of his compensation. Interest is credited to his account on the last day of each quarter in an amount equal to 100 basis points plus the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit.

NCB does not pay compensation benefits deferred under the CEO’s deferred compensation agreement earlier than thirty (30) days after the date of the CEO’s separation of service from NCB. At that time pursuant to the agreement, NCB makes annual payments on the anniversary of such termination date in equal amounts of $25,000 or 20% of the account balance or in a lump sum. In the event of death prior to the date of final payment, the remaining balance is paid to his beneficiary on the 60th day after his death. Like the Deferred Compensation Plan, this account is unfunded.

NCB does not make contributions to any accounts under the Deferred Compensation Plan or under the CEO’s deferred compensation agreement, other than the credited interest. Accordingly, NCB has not included a column for registrant’s contributions.

Principally in order to comply with the requirements of IRC Section 409A taking effect in 2008, NCB amended the deferred compensation agreement with the CEO in 2008. The agreement was also amended to eliminate the requirement that, absent a written election to the contrary, NCB would defer ten percent (10%) of the CEO’s salary each year. Also in 2008, NCB agreed to make the CEO whole for any tax liability he may incur in 2009 as a result of NCB’s failure to have deferred ten percent (10%) of his income in the years 2005 through 2008, during which time he did not make an election. NCB estimates his tax liability in that regard to be approximately $61,000.

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

The payments and benefits discussed and shown in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees upon termination generally, including continued participation in health, dental or vision insurance; salary continuation for up to one year; payment of accrued vacation leave; and 401(k) and retirement plan benefits. The amounts shown on the tables in this section assume that the effective date of each Trigger Event is December 31, 2008, and reflect the estimated amounts earned and payable as of that date. The actual amounts to be paid can only be determined at the time any such event occurs.

Regular benefits under the NCB Retirement and 401(k) Plan

See “Retirement Benefits” in the Compensation Discussion and Analysis.

Deferred Compensation

Under the Deferred Compensation Plan applicable to the NEOs (except the CEO), in the event of a separation of service, the unfunded amount credited to each NEO is payable under the terms of the plan. Assuming a Trigger Event effective December 31, 2008, the amounts are payable beginning January 1, 2009. Amounts are payable either in a lump sum or annual installments over 5 years, as elected by the NEO or the NEO’s beneficiary, subject to certain limitations in the plan.

Under the CEO’s deferred compensation agreement, if a separation of service occurred retirement or termination of employment occurred on December 31, 2008, then NCB would be obligated to make annual payments to the CEO or his beneficiary beginning on February 1, 2009 in the amount of 20% of the unfunded amount.

The amounts payable under the Deferred Compensation Plan and the CEO’s deferred compensation agreement upon separation from service are shown in the Nonqualified Deferred Compensation Table.

LTIP

The LTIP rewards performance over a three-year measurement period. The current three-year measurement period spans from January 1, 2007 through December 31, 2009 (“2007 to 2009 LTIP”). In the event of death or disability, before the end of the three-year period, the award amount is prorated based on the number of months employed during the three-year measurement period.

To determine the award for termination due to death or disability occurring on December 31, 2008, the terms of the LTIP provide for the following assumptions: (1) that the NEO received the same base salary that he or she was receiving on the date of the applicable event, and (2) that NCB achieved the target level of performance without regard to the actual level achieved. For 2008, the awards available for meeting the target performance goals were 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Under these circumstances, the amount of the award is prorated based on the number of months an employee was employed under the plan. Where the death or disability occurs on December 31, 2008, the employee would have been employed for 24 months under the 2007 to 2009 LTIP. The certification of performance and approval of awards are presumed under these circumstances and NCB is deemed to have achieved the target level of performance without regard to the actual level achieved and without any certification and approval. Under the 2007 to 2009 LTIP the amount would be prorated to two-thirds of the target level of 50% of Aggregate Base Salary. The amounts payable under the 2007 to 2009 LTIP for termination due to death or disability occurring on December 31, 2008 for each NEO is shown in the table below.

Amount payable under
Name	2007 - 2009 LTIP

Charles E. Snyder	$349,768
Richard L. Reed	$121,070
Steven A. Brookner	$156,776
Kathleen M. Luzik	$116,326
Mark Hiltz	$99,508
Charles H. Hackman(1)	$-

(1)	As part of the retirement agreement with NCB, Mr. Hackman is not entitled to any payout from the 2007-2009 LTIP.

For termination due to change of control, the NEOs are entitled to an award based on the rate for performance meeting target goals or the rate for actual performance estimated on the applicable date, if higher. The estimatedy performance as of December 31, 2008 was below the target rate, thus the applicable rate for termination due to a change in control is at the target goal level of 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Unlike awards made for termination due to death or disability, payments for termination due to change of control are not subject to any prorating.

If employment terminated on December 31, 2008 due to cause or involuntary termination, the requisite certification of performance and approval of awards under the LTIP would not have occurred and the LTIP award would be forfeited.

	Termination Due to Death
Name	or Disability	Change in Control

Charles E. Snyder	$349,768	$524,653
Richard L. Reed	$121,070	$181,605
Steven A. Brookner	$156,776	$235,164
Kathleen M. Luzik	$116,326	$174,489
Mark Hiltz	$99,508	$149,263
Charles H. Hackman	$-	$-

STIP

In the event a NEO is terminated for cause or involuntarily terminated without cause, the STIP is forfeited. For all other Trigger Events, assuming the date of the Trigger Event is December 31, 2008 and NCB achieved all three objectives under the 2008 STIP, the CEO and the other NEOs, within the discretion of the Committee and the CEO, respectively, are eligible for an award under the plan up to 45% of 2008 Adjusted Base Salary for the CEO and 35% of 2008 Adjusted Base Salary for the other NEOs. The 2008 STIP required that each of the three objectives must be achieved before any payout could be made under the plan. Because one of the objectives in the plan, “Grow Core profitability”, was not met no awards under the 2008 STIP would be made. Therefore, these amounts are zero as of December 31, 2008.

Life Insurance Proceeds

As reflected in the Summary Compensation Table in the “All Other Compensation” column and described in the notes to it, NCB pays premiums on life insurance policies for each of its NEOs and pays premiums for additional life insurance for Mr. Snyder and Mr. Brookner. The policies available for all NEOs have a face value of $1,000,000 and $750,000 for the CEO and the other NEOs, respectively. The supplemental policies for Mr. Snyder and Mr. Brookner have with a face value of $2,640,970 and $3,076,000, respectively. All ownership rights of the supplemental policies belong to Mr. Snyder and Mr. Brookner. In the event of death, the insurer, not NCB, would pay the face value of the deceased NEO’s policy or policies, as the case may be, to the designated beneficiary. Also, in the event of Mr. Snyder’s death, NCB would be entitled to a payment of $177,823 from the proceeds to reimburse it for the initial premium paid by NCB in 2002. Due to changes in federal tax laws and the enactment of Sarbarnes-

Oxley, NCB now pays the premiums on behalf of Mr. Snyder and treats the entire premium payment as taxable compensation to him, as described in more detail above in the section titled “Perquisites and Other Personal Benefits.”

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

Name	Termination Due to Death

Charles E. Snyder	$2,963,147	(1)
Richard L. Reed	$250,000
Steven A. Brookner	$3,326,000	(1)
Kathleen M. Luzik	$250,000
Mark Hiltz	$250,000
Charles H. Hackman	$250,000

(1)	These amounts are based upon the face value of Mr. Snyder’s and Mr. Brookner’s supplemental policies, less, in Mr. Snyder’s case, the amount payable to NCB to reimburse it for the initial premium. The policies are variable life insurance policies and the actual amount of the death benefit will vary depending on the earnings on the investment options selected by the NEO under the policy.

Benefits Payable to the CEO under Severance Agreement

NCB has no severance agreements with its NEOs, except its CEO. Under his severance agreement, the CEO receives cash payments and other employee benefits for any Trigger Event except termination for cause or for death. The severance agreement entitles him to receive continued salary payments in an amount that is the greater of (1) his base salary at the rate on the termination date, or (2) if within the 60 days prior to his termination his salary was reduced, his salary prior to such reduction, for twenty four (24) months following termination, other than for cause or as a result of death. Because regular salaried employees of NCB are entitled to salary continuation for up to one year, based on years of service, the amount shown in the table reflects the additional twelve (12) months of base salary to which the CEO would be entitled under the severance agreement.

In addition to salary continuation, the CEO is entitled to other benefits. Many of these benefits are also available to regular salaried employees of NCB under its salary continuation program. Benefits to which the CEO would be entitled under the severance agreement not otherwise available to regular salaried NCB employees are: payment of accrued sick leave; an amount equal to the cost of NCB providing the NCB Retirement and 401(k) Plan benefits as though the CEO continued to be employed by NCB during the first six months following involuntary termination other than for cause or death; premium payments for the CEO’s supplemental life insurance policy for six months following termination; and payment of additional disability buy-up insurance premiums for six months. As of December 31, 2008, the CEO had zero accrued sick leave. The estimated amounts payable for a Trigger Event except termination for cause or for death, for the remaining benefits are shown in the table below.

If both parties agree, the CEO may be paid in one lump-sum for the value of all of his severance benefits. If the CEO is terminated for a disability that renders him unable to perform his job, the benefits payable under the severance agreement are reduced by the amount of any disability benefits actually received under any other NCB employee disability benefits. If the CEO secures new employment during the payout period, then NCB’s obligation to pay benefits is terminated or reduced as follows: If the new position has a base salary plus bonus or incentive compensation (the “New Compensation”) equal to at least 90% of the CEO’s base salary plus an amount equal to his average incentive compensation for the five fiscal years preceding the termination year (the “Old Compensation”), then his severance benefit terminates. Otherwise, his severance benefit is reduced to an amount that combined with the New Compensation, equals 90% of his Old Compensation.

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

If the CEO voluntarily terminates employment without good reason, but provides NCB at least nine months prior notice, then the CEO is entitled to continuation of salary for one year. However, because regular salaried employees of NCB are entitled to salary continuation for up to one year, based on years of service, the CEO receives no greater payments under this provision, as reflected in the table below.

	Any Termination in
	Employment, Except	Voluntary
	Termination for	Termination Without
Name	Cause or for Death	Good Reason

Charles E. Snyder
Salary continuation	$524,773	$-
Accrued sick leave	$-	$-
Continued retirement payments	$14,700	$-
401(k) Pension	$14,700	$-
Premium payments for supplement life insurance policy	$91,950	$-
Premium payments for additional disability buy-up insurance	$4,745	$-

Director Compensation Table – 2008

Fees Earned or
Name	Paid in Cash

Irma Cota, Chairperson	$31,000
Stuart M. Saft	$23,000
William F. Casey, Jr., Chairperson	$5,750
Roger B. Collins	$25,000
Peter Conrad	$16,500
Steven Cunningham	$21,500
William Hampel	$20,000
Grady B. Hedgespeth	$23,250
Janis Herschkowitz	$4,877
Jeff Leonard	$3,250
Rosemary Mahoney	$23,250
Stephanie McHenry	$23,000
Richard A. Parkinson	$20,500
Alfred A. Plamann	$18,250
Walden Swanson	$20,500
Nguyen Van Hanh	$4,267
David G. Nason*	$-

* As the Presidential appointee from among the officers of the agencies and departments of the United States, Mr. Nason was not entitled to director compensation during his tenure as a member of the Board of Directors.

Narrative to Director Compensation Table

Members of NCB’s Board of Directors (the “Board”) receive cash compensation for their Board service as shown in the preceding table. Under the Act, directors who are appointed by the President of the United States from among proprietors of small business and from persons with experience in low-income cooperatives are entitled to (1) compensation at the daily equivalent of the compensation of a GS 18 civil servant which amounted in 2008 to $610 a day, and (2) travel expenses. Typically, these directors receive compensation for no more than nine days a year. The director appointed by the President of the United States from among the employees of the United States Government is not entitled to any compensation from the Company, other than reimbursement of expenses.

Directors elected by shareholders are entitled to (1) annual retainer of $13,000, (2) $1,000 for serving as the chair of any committee, except the annual compensation for the Audit Committee Chair is $3,000, (3) $1,000 for each board meeting attended, (4) $500 for each committee meeting attended in person up to two meetings per day, (5) one-half of the above amounts for meetings if attended by conference call or webinar and (6) travel expenses. The Chair of the Board is entitled to $8,000 in compensation in addition to the above amounts. Directors of subsidiary corporations are entitled to (1) $500 for each board meeting attended and half that amount for attending such meetings via conference call or webinar and (2) travel expenses. Chairs of affiliate/subsidiary boards are entitled to an additional compensation of $3,000 per year.

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

The following table shows those cooperatives that owned more than 5 percent of NCB’s Class B or Class C stock as of December 31, 2008.

	Class B Stock		Class C Stock
		Percent of		Percent of
Name of Shareholders	Shares	Class	Shares	Class

The Co-operative Central Bank	30,500	1.77%	29,614	11.79%
Greenbelt Homes, Inc.	14,440	0.84%	29,518	11.75%
Group Health, Inc.*	14,227	0.82%	15,068	6.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Certain Transactions

In the ordinary course of business, NCB has made loans at prevailing interest rates and terms to directors and executive officers of NCB and to certain entities to which these individuals are related. As of December 31, 2008 and 2007, loans to executive officers and current directors of the company and its affiliates, including loans to their associates, totaled $68.5 million and $20.3 million, respectively. During 2008, loan additions were $68.1 million and loan repayments were $20.0 million. There were no related party loans that were impaired, non-accrual, past due, restructured or potential problems at December 31, 2008 or December 31, 2007.

NCB had term loans with Harp’s Food Stores, Inc. of which Mr. Collins is President and CEO. As of December 31, 2008, the term loans had outstanding balances totaling $7.7 million.

NCB had a loan with Moreland Court TPC, LP. Shorebank, of which Stephanie McHenry is President of its Cleveland Banking Region, bought a participation in this loan from NCB. As of December 31, 2008, the balance of the loan was $9.5 million. NCB also had a $3.0 million line of credit with Moreland Court TPC, LP of which $2.3 million was outstanding as of December 31, 2008.

NCB entered into an agreement with Unified Western Grocers (UWG) of which Mr. Plamann is President and Chief Executive Officer, to purchase member loans originated or to originate loans directly to members of UWG. The outstanding amount of the loans as of December 2008 was $46.1 million. NCB also had a $12.9 million revolving line of credit to UWG of which there was $2.9 million outstanding as of December 31, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

NCB has paid or expects to pay the following fees to KPMG LLP for work performed in 2008 and 2007 (in thousands):

	2008	2007

Audit fees	$520	$463
Audit-related fees	-	29
Tax fees	-	-
All other fees	14	-

Total fees	$534	$492

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1) The following financial statements are filed as a part of this report.

Financial Statements as of December 31, 2008, 2007 and 2006:

Page #

42	Report of Independent Registered Public Accountants

43	Consolidated Balance Sheets

44	Consolidated Statements of Income (Loss)

45	Consolidated Statements of Comprehensive (Loss) Income

46	Consolidated Statements of Changes in Members’ Equity

47-48	Consolidated Statements of Cash Flows

49-86	Notes to the Consolidated Financial Statements

Item 15(a)(2)               Not applicable

Items 15(a)(3) and 15(b) The following exhibits are filed as a part of this report.

Exhibit No.

(a)	3.1	National Consumer Cooperative Bank Act, as amended through 1981

(c)	3.2	1989 Amendment to National Consumer Cooperative Bank Act

(kk)	3.3	Bylaws of NCB

(kk)	4.1	Election Rules of NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

(h)	4.11	Form of Indenture for Debt Securities

(i)	4.12	Form of Fixed Rate Medium-term Note

(j)	4.13	Form of Floating Rate Medium-term Note

*(kk)	10.3	Deferred Compensation Agreement with Charles E. Snyder

*(x)	10.4	Severance Agreement with Charles E. Snyder

*(kk)	10.5	Employment Agreement with Charles E. Snyder

(b)	10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Capital Impact)

*(x)	10.13	NCB Executive Long-Term Incentive Plan Approved 7/28/03

*(ii)	10.14	NCB Executive Long-Term Incentive Plan Approved 1/19/05

*(ii)	10.15	NCB Executive Long-Term Incentive Plan Approved 1/23/07

(n)	10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company (Dec. 2001)

(p)	10.31	Split Dollar Agreement with Chief Executive Officer

*(x)	10.33	NCB Executive Short-Term Incentive Plan for 2004

*(ii)	10.32	NCB Executive Short-Term Incentive Plan for 2005

*(ii)	10.35	NCB Executive Short-Term Incentive Plan for 2006

*(ii)	10.36	NCB Executive Short-Term Incentive Plan for 2007

*(ii)	10.38	NCB Executive Short-Term Incentive Plan for 2008

(kk)	10.39	NCB Executive Short-Term Incentive Plan for 2009

(w)	10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003

Exhibit No.

(x)	10.43	First Amendment dated December 9, 2003 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(x)	10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003

(x)	10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003

(x)	10.46	Guarantee Agreement dated December 17, 2003

*(x)	10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003

(ee)	10.48	Blanket Agreement for Advances with Federal Home Loan Bank of Cincinnati dated June 30, 2006

(z)	10.51	Second Amendment dated December 31, 2004 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

*(z)	10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split- Dollar Agreement with Charles Snyder

(ii)	10.53	First Amendment dated October 16, 2006 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

*(z)	10.54	Agreement to Provide Supplemental Retirement Benefits for CEO of NCB, FSB

(bb)	10.55	Lease for 2011 Crystal Drive, Arlington, Virginia 22202

(dd)	10.56	Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(hh)	10.57	Second Amendment dated September 28, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(ii)	10.58	Third Amendment dated December 31, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(ii)	10.59	Second Amendment dated December 31, 2007 to Note Purchase Agreement with Metropolitan Life Insurance Company et al

(ii)	10.60	Third Amendment dated December 28, 2006 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(ii)	10.61	Fourth Amendment dated December 31, 2007 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(ii)	10.62	Fifth Amendment dated February 25, 2008 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(jj)	13	2007 Annual Report

(kk)	14	NCB Senior Financial Officers’ Code of Ethics

(ll)	21.1	List of Subsidiaries and Affiliates of NCB

(kk)	23.1	Consent of KPMG LLP

(n)	24.11	Power of Attorney by Stephanie McHenry

(x)	24.19	Power of Attorney by Irma Cota

(x)	24.20	Power of Attorney by Grady B. Hedgespeth

(x)	24.21	Power of Attorney by Rosemary Mahoney

(x)	24.22	Power of Attorney by Richard A. Parkinson

(z)	24.26	Power of Attorney by William Hampel

(aa)	24.27	Power of Attorney of Roger Collins

(aa)	24.28	Power of Attorney of Steven Cunningham

(ii)	24.29	Power of Attorney of Janis Herschkowitz

(ii)	24.30	Power of Attorney of Nguyen Van Hanh

Exhibit No.

(ii)	24.31	Power of Attorney of Stuart M. Saft

(ii)	24.32	Power of Attorney of Walden Swanson

(kk)	24.33	Power of Attorney of Peter A. Conrad

(kk)	24.34	Power of Attorney of Alfred A. Plamann

(kk)	31.1	Rule 13a-14(a)/15d-14(a) Certifications

(kk)	31.2	Rule 13a-14(a)/15d-14(a) Certifications

(kk)	32	Section 1350 Certifications

(kk)	99.1	Registrant’s 2009 Election Materials

*	Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(x)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s annual report on Form 10-K for the year ended December 31, 2003 (File No. 2-99779).

(y)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 2-99779).

(z)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 2-99779)

(aa)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2005 (File No. 2-99779)

(bb)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K, January 30, 2006 (File No. 2-99779)

(cc)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006 (File No. 2-99779)

(dd)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed May 5, 2006 (File No. 2-99779)

(ee)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006 (File No. 2-99779)

(ff)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2006 (File No. 2-99779)

(gg)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007 (File No. 2-99779)

(hh)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2007 (File No. 2-99779)

(ii)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the period ended December 31, 2007 (File No. 2-99779)

(jj)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2008 (File No. 2-99779)

(kk)	Filed herewith

(ll)	Included in Part I of this report or Form 10-K

**********

Item 15(c) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

NATIONAL CONSUMER COOPERATIVE BANK

DATE: March 31, 2009	BY /s/ Charles E. Snyder
Charles E. Snyder
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

* /s/ William F. Casey Jr. William F. Casey Jr.	Chairperson of the Board of Directors and Director	03/31/09

* /s/ Irma Cota Irma Cota	Vice Chairperson of the Board of Directors and Director	03/31/09

* /s/ Charles E. Snyder Charles E. Snyder	President and Chief Executive Officer	03/31/09

* /s/ Peter A. Conrad Peter A. Conrad	Director	03/31/09

* /s/ Roger B. Collins Roger B. Collins	Director	03/31/09

* /s/ Steven F. Cunningham Steven F. Cunningham	Director	03/31/09

* /s/ William F. Hampel William F. Hampel	Director	03/31/09

* /s/ Grady B. Hedgespeth Grady B. Hedgespeth	Director	03/31/09

* /s/ Janis Herschkowitz Janis Herschkowitz	Director	03/31/09

* /s/ Rosemary Mahoney Rosemary Mahoney	Director	03/31/09

* /s/ Stephanie McHenry Stephanie McHenry	Director	03/31/09

* /s/ Richard A. Parkinson Richard A. Parkinson	Director	03/31/09

* /s/ Alfred A. Plamann Alfred A. Plamann	Director	03/31/09

Signature	Title	Date

* /s/ Stuart M. Saft Stuart M. Saft	Director	03/31/09

* /s/ Walden Swanson Walden Swanson	Director	03/31/09

* /s/ Nguyen Van Hanh Nguyen Van Hanh	Director	03/31/09

* /s/ Richard L. Reed Richard L. Reed	Executive Managing Director, Principal Financial Officer	03/31/09

* /s/ David Sanders David Sanders	Senior Vice President, Principal Accounting Officer	03/31/09

*By /s/ Richard L. Reed Richard L. Reed (Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2009 annual meeting. The registrant has not yet distributed the 2008 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.

Exhibit Index

Ex. No.	Exhibit

3.3	Bylaws of NCB

4.1	Election Rules of NCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

10.3	Deferred Compensation Agreement with Charles E. Snyder

10.5	Employment Agreement with Charles E. Snyder

10.39	NCB Executive Short-Term Incentive Plan for 2009

14	NCB Senior Financial Officers’ Code of Ethics

23.1	Consent of KPMG LLP

24.33	Power of Attorney of Peter A. Conrad

24.34	Power of Attorney of Alfred A. Plamann

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Registrant’s 2009 Election Materials