Form 10-Q
period 2009-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2009-05-15
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2009: Class B 1,726,718; Class C 251,117.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1 Consolidated Balance Sheets — March 31, 2009 (unaudited) and December 31, 2008	1

Consolidated Statements of (Loss) Income (unaudited) — for the three months ended March 31, 2009 and 2008	2

Consolidated Statements of Comprehensive Loss (unaudited) — for the three months ended March 31, 2009 and 2008	3

Consolidated Statements of Changes in Members’ Equity (unaudited) — for the three months ended March 31, 2009 and 2008	4

Consolidated Statements of Cash Flows (unaudited) — for the three months ended March 31, 2009 and 2008	5-6

Condensed Notes to the Consolidated Financial Statements (unaudited) — March 31, 2009	7-32

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the three months ended March 31, 2009 and 2008	33-44

Item 3 Quantitative and Qualitative Disclosures about Market Risk	45

Item 4T Controls and Procedures	45

PART II OTHER INFORMATION

Item 1 Legal Proceedings	45

Item 1A Risk Factors	45

Item 6 Exhibits	45

Signatures	46

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2009
	(Unaudited)	December 31, 2008
Assets
Cash and cash equivalents	$62,374	$39,971
Investment securities
Available-for-sale	59,558	68,098
Held-to-maturity	387	387
Loans held-for-sale ($20.5 million and $0.5 million recorded at fair value, respectively per SFAS 159)	46,182	14,278
Loans and lease financing	1,945,377	1,957,191
Less: Allowance for loan losses	(36,361)	(27,067)

Net loans and lease financing	1,909,016	1,930,124
Other assets	100,922	102,034

Total assets	$2,178,439	$2,154,892

Liabilities and Members’ Equity
Liabilities
Deposits	$1,186,776	$1,300,071
Other liabilities	51,962	38,581
Borrowings
Short-term	297,300	225,000
Long-term	252,221	197,690
Subordinated debt	116,489	116,489
Junior subordinated debt	51,547	51,547

Total borrowings	717,557	590,726

Total liabilities	1,956,295	1,929,378

Members’ equity
Common stock	197,784	197,784
Retained earnings
Allocated	12,991	7,154
Unallocated	15,934	25,008
Accumulated other comprehensive loss	(4,565)	(4,432)

Total members’ equity	222,144	225,514

Total liabilities and members’ equity	$2,178,439	$2,154,892

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Interest income
Loans and lease financing	$27,973	$28,261
Investment securities	872	1,718
Other interest income	567	494

Total interest income	29,412	30,473

Interest expense
Deposits	8,106	10,090
Short-term borrowings	1,306	2,359
Long-term debt, other borrowings and subordinated debt	3,948	5,530

Total interest expense	13,360	17,979

Net interest income	16,052	12,494

Provision for loan losses	10,869	1,684

Net interest income after provision for loan losses	5,183	10,810

Non-interest income
Gain (loss) on sale of loans	3,135	(2,421)
Servicing fees	949	1,073
Letter of credit fees	1,017	1,016
Real estate loan fees	197	152
SFAS 133 adjustment	93	3,150
Prepayment fees	80	245
Gain (loss) on sale of investments available-for-sale	59	(4)
Other	699	808

Total non-interest income	6,229	4,019

Non-interest expense
Compensation and employee benefits	8,441	8,262
Occupancy and equipment	1,704	1,760
Contractual services	1,436	1,058
Information systems	1,134	1,317
Loan costs	722	409
Provision for losses on unfunded commitments	331	116
Corporate development	286	290
Travel and entertainment	154	254
Lower of cost or market valuation allowance	(212)	97
Other	833	913

Total non-interest expense	14,829	14,476

(Loss) income before income taxes	(3,417)	353

Income tax benefit	(180)	(56)

Net (loss) income	$(3,237)	$409

Distribution of net (loss) income
Patronage dividends	$5,837	$—
Retained earnings	(9,074)	409

	$(3,237)	$409

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2009	2008
Net (loss) income	$(3,237)	$409

Other comprehensive income
Unrealized holding loss before tax on available-for-sale investment securities and interest-only non-certificated receivables	(136)	(6,226)
Tax effect	3	50

Comprehensive loss	$(3,370)	$(5,767)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2009 and 2008
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2008	$197,784	$7,154	$25,008	$(4,432)	$225,514
Net loss	—	—	(3,237)	—	(3,237)
2009 patronage dividends Retained in form of equity	—	5,837	(5,837)	—	—
Unrealized loss on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	(133)	(133)

Balance, March 31, 2009	$197,784	$12,991	$15,934	$(4,565)	$222,144

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763
Adjustment to initially apply SFAS 157 (Note 16)	—	—	1,224	—	1,224
Net income	—	—	409	—	409
Cancellation of stock	(106)	—	106	—	—
Unrealized loss on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	(6,176)	(6,176)

Balance, March 31, 2008	$197,785	$—	$29,939	$(9,504)	$218,220

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities
Net (loss) income	$(3,237)	$409
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for loan losses	10,869	1,684
Provision for losses on unfunded commitments	331	116
Amortization and writedown of interest-only receivables and servicing rights	3,175	3,108
Depreciation and amortization, other	618	401
Gain on sale of loans, including SFAS 133 adjustments	(3,228)	(729)
(Gain) loss on sale of investments available-for-sale	(59)	4
Purchase of loans held-for-sale	(25,409)	(81,598)
Loans originated for sale, net of principal collections	(131,750)	(72,500)
Lower of cost or market valuation allowance	(212)	97
Net proceeds from sale of loans held-for-sale	127,409	157,533
Decrease in other assets	4,101	1,907
Increase in other liabilities	12,200	3,038

Net cash (used in) provided by operating activities	(5,192)	13,470

Cash flows from investing activities
Purchase of investment securities Available-for-sale	(8,048)	(30,998)
Proceeds from maturities or repayments of investment securities Available-for-sale	5,001	19,473
Proceeds from the sale of investment securities Available-for-sale	10,485	3,706
Net decrease (increase) in loans and lease financing	10,098	(89,174)
Purchase of premises and equipment	(131)	(46)

Net cash provided by (used in) investing activities	17,405	(97,039)

Cash flows from financing activities
Net (decrease) increase in deposits	(113,485)	50,234
Increase in short-term borrowings	72,300	24,600
Proceeds from long-term borrowings	54,996	—
Incurrence of debt amendment costs	(2,734)	—
Incurrence of financing costs	(887)	(14)

Net cash provided by financing activities	10,190	74,820

Increase (decrease) in cash and cash equivalents	22,403	(8,749)
Cash and cash equivalents, beginning of period	39,971	63,724

Cash and cash equivalents, end of period	$62,374	$54,975

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2009	2008
Supplemental schedule of non-cash investing and financing activities:

Loans transferred to other real estate owned	$695	$—

Loans held-for-sale transferred to loans and lease financing, at the lower of cost or market	$438	$43,128

Supplemental information:

Interest paid	$11,295	$15,123

Income taxes paid	$93	$—
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
1. BASIS OF PRESENTATION
     The National Consumer Cooperative Bank, which does business as NCB, is a financial institution organized under the laws of the United States. NCB (sometimes referred to herein as the “Bank”) primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCB is structured as a cooperative institution whose voting stock can only be owned by its borrowers or those eligible to become its borrowers (or organizations controlled by such entities). NCB operates directly and through its wholly owned subsidiaries, NCB Financial Corporation, a holding company, and NCB, FSB, a federally chartered thrift institution. NCB, FSB provides a broad range of financial services to cooperative and non-cooperative customers. This Form 10-Q provides information regarding the consolidated business of NCB and its subsidiaries and, where appropriate and as indicated, provides information specific to NCB itself, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to NCB or the Bank refer to NCB and its subsidiaries collectively.
     This Quarterly Report on Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to NCB’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, debt covenants and compliance projections, other-than-temporary impairment evaluations, deposit flows, demand for mortgage, commercial and other loans, real estate values, performance of collateral underlying certain securities, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting NCB’s operations, pricing products and services.
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
     NCB, directly and through NCB, FSB, originates various types of loans. The following are the primary types of such loans.

• Consumer Loans	Consumer Loans, including auto loans, include unsecured or secured loans to individuals primarily for personal use. If secured, Consumer Loans are secured by collateral other than real estate.

• Commercial Loans	Commercial Loans include unsecured or secured loans to businesses (including small businesses “SBA Loans” and loans to retailer members of wholesaler cooperatives), franchises, community associations, cooperative housing corporations (unsecured only) and other entities to refinance debt or fund capital improvements. Commercial Loans to businesses and franchises are primarily secured by personal property, rents or other cash flows. Commercial Loans to community associations (“Community Association Loans”) are secured by an assignment of condominium or homeowner assessments, accounts and rents and the association’s rights to collect them.

Commercial loans that are used for purposes other than the development and/or ownership of non-residential real property but are secured by non-residential real property are categorized as Real Estate — Commercial Loans.

• Real Estate - Residential Loans	Residential Real Estate Loans include Single-family Residential Loans, Share Loans, Cooperative Loans and Multifamily Loans.

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

• Real Estate - Commercial Loans	Commercial Real Estate Loans are loans to businesses (including small businesses “SBA Loans”) or investors for general borrowing purposes or to purchase, refinance, construct or improve non-residential property (e.g. retail centers, office buildings, industrial properties or self storage warehouse) and are secured by the underlying real estate.

• Leases	NCB has various lease programs that it offers to customers.
     During 2008, a housing bill was signed into law which granted the Treasury Department broad authority to safeguard Fannie Mae and Freddie Mac and authorized the Federal Housing Administration to insure up to $300 billion in refinanced mortgages. It cannot be predicted whether this legislation will result in significant improvement in financial and economic conditions affecting the banking industry. If, notwithstanding the federal government’s fiscal and monetary measures, the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry and for NCB. While it is difficult to predict how long these conditions will exist and which markets and businesses of NCB may be affected, these factors could continue to present risks for some time for the industry and NCB.

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
Statement of Financial Accounting Standards No. 161
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. NCB early adopted and applied the provisions of SFAS 161 effective December 31, 2008.
Staff Positions clarifying the application of Statement of Financial Accounting Standards No. 157
     In April 2009, the FASB issued three related Staff Positions to clarify the application of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements” to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 31, 2009, if all three Staff Positions or both the fair value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. NCB did not early adopt these Staff Positions as of March 31, 2009 and is currently evaluating the impact the adoption of these Staff Positions would have on its financial statements.
     NCB’s other critical accounting policies and a summary of NCB’s significant accounting policies are disclosed in its Form 10-K.
3. CASH AND CASH EQUIVALENTS
     The composition of cash and cash equivalents is as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Cash	$49,304	$25,677
Cash equivalents	13,070	14,294

Total	$62,374	$39,971

4. INVESTMENT SECURITIES
     The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) as of March 31, 2009, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$28,482	$19	$(1,894)	$26,607
Interest-only non-certificated receivables	27,623	281	(1,460)	26,444
U.S. Treasury and agency obligations	14,908	249	(4)	15,153
Mutual funds	629	—	—	629
Mortgage-backed securities & CMO’s	18,945	—	(1,808)	17,137
Equity securities	51	—	(19)	32

Total	$90,638	$549	$(5,185)	$86,002

     The composition of available-for-sale investment securities and interest-only non-certificated receivables as of December 31, 2008, is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$29,906	$20	$(2,072)	$27,854
Interest-only non-certificated receivables	28,019	619	(1,374)	27,264
U.S. Treasury and agency obligations	18,247	388	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities & CMO’s	22,783	—	(2,086)	20,697
Equity securities	52	—	(21)	31

Total	$99,888	$1,027	$(5,553)	$95,362

     NCB’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis pursuant to the guidance in Statement of Financial Accounting Standard No. 115, as amended “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”) and the amendments to EITF 99-20 which are disclosed in EITF 99-20-1. Each individual security is evaluated for other-than-temporary impairment.
     NCB’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. NCB’s portfolio segments include: interest-only certificated receivables; interest-only non-certificated receivables; U.S. Treasury and agency obligations; mutual funds; mortgage-backed securities; collateralized mortgage obligations (“CMO’s”) and equity securities. Interest-only certificated receivables are created when NCB sells loans directly into securitizations and the portion retained by NCB does not depend on the servicing work being performed. Interest-only non-certificated receivables are created when NCB sells loans to individual investors (not into securitizations) and the portion retained by NCB does not depend on the servicing work being performed. Each of the interest-only receivables is collateralized by loans originated by NCB.
     The interest-only certificated and interest-only non-certificated receivables have experienced price declines because of increased pricing spreads demanded by the investor community and by illiquidity in the secondary market for these types of investments. As of March 31, 2009, the collateral mortgages continue to perform and there have been no defaults. NCB’s management believes that it is probable that all contractual cashflows will be received. Consequently, as of March 31, 2009, the unrealized losses on the interest-only certificated and interest-only non-certificated securities are considered temporary in nature. NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity.
     For the three months ending March 31, 2009, NCB purchased $8.0 million of U.S. Treasury and agency obligations. Also, $1.0 million of this type of security matured, $0.2 million were repaid and $10.2 million were sold during the three months ending March 31, 2009. NCB considers the decline in fair value of the U.S. Treasury and agency obligations to be interest-rate related and temporary in nature.

     NCB determined that its mutual fund investment was other than temporarily impaired and recognized a loss of $10.0 thousand on the income statement for the three months ending March 31, 2009. NCB sold $0.3 million of mutual funds during the three months ending March 31, 2009.
     As of March 31, 2009, NCB held mortgage-backed securities issued by Freddie Mac and Fannie Mae as well as CMO’s issued by Morgan Stanley. Freddie Mac and Fannie Mae are now under the conservatorship of the U.S. Government. The timely payment of the principal and interest on the mortgage-backed securities are guaranteed by each issuer and now further supported by the U.S. government as the government has been providing funds to support Fannie Mae and Freddie Mac. Any decline in fair value of the mortgage-backed securities is temporary in nature as NCB expects to recover all contractual cash flows during its holding period and because these investments are now supported by the U.S. government. There were $3.7 million of principal repayments on the mortgage-backed securities during the three months ending March 31, 2009.
     The CMO’s were issued by Morgan Stanley in 2007. Management monitors the credit support of each of the bonds held by NCB, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. As of March 31, 2009, the credit support and credit ratings of the CMO securities held by NCB have remained stable, and there are no actual defaults. As of March 31, 2009, the unrealized losses on these CMO securities are considered temporary in nature, and NCB has the ability and intent to hold these investments until a recovery of current fair value, which may be maturity. There were $0.1 million of principal repayments on the CMO’s during the three months ending March 31, 2009.
     The following tables present the fair value of available-for-sale investment securities and interest-only non-certificated receivables with unrealized losses and the related unrealized loss amounts. The tables also disclose whether these securities have had unrealized losses for less than 12 consecutive months or for 12 consecutive months or longer.
     The fair value of the securities and unrealized losses as of March 31, 2009 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only certificated receivables	$—	$—	$25,589	$(1,894)	$25,589	$(1,894)
Interest-only non-certificated receivables	—	—	23,553	(1,460)	23,553	(1,460)
U.S. Treasury and agency obligations	1,496	(4)	—	—	1,496	(4)
Mortgage-backed securities & CMO’s	96	(201)	17,041	(1,607)	17,137	(1,808)
Equity securities	32	(19)	—	—	32	(19)

Total	$1,624	$(224)	$66,183	$(4,961)	$67,807	$(5,185)

     The fair value of the securities and unrealized losses as of December 31, 2008 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only certificated receivables	$1,448	$(26)	$25,365	$(2,046)	$26,813	$(2,072)
Interest-only non-certificated receivables	—	—	18,044	(1,374)	18,044	(1,374)
Mortgage-backed securities & CMO’s	16,759	(293)	3,641	(1,793)	20,400	(2,086)
Equity securities	31	(21)	—	—	31	(21)

Total	$18,238	$(340)	$47,050	$(5,213)	$65,288	$(5,553)

     The composition of held-to-maturity investment securities as of March 31, 2009 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$387	$—	$(12)	$375
     The composition of held-to-maturity investment securities as of December 31, 2008 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$387	$—	$(13)	$374
5. LOAN SERVICING
     The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2009	2008
Balance at January 1	$5,550,592	$5,346,251
Additions	100,552	79,094
Loan payments and payoffs	(94,603)	(45,083)

Balance at March 31	$5,556,541	$5,380,262

     Refer to Note 18 for an analysis of mortgage servicing rights related to the above portfolio of loans serviced for others.

6. LOANS HELD-FOR-SALE
     Loans held-for-sale by category are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Consumer Loans	$712	$940
Commercial Loans	4,287	8,766
Real Estate Loans:
Residential	41,183	4,572
Commercial	—	—

Total	$46,182	$14,278

     Loans held-for-sale for which NCB has not elected the fair value option are recorded at the lower of cost or fair value. The fair value option under SFAS 159 was elected for $20.5 million and $0.5 million of Residential Real Estate Loans as of March 31, 2009 and December 31, 2008, respectively. The Residential Real Estate Loans for which the fair value option was not elected amounted to $20.7 million and $4.1 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, and December 31, 2008, respectively, NCB recorded a valuation allowance of $0.6 million and $0.9 million to reflect the current market pricing for NCB’s loans held-for-sale accounted for at the lower of cost or fair value. See Note 16 for a discussion of the valuation allowance recorded against those loans for which the fair value option has been elected.
     During the first quarter of 2009, $0.6 million of Residential Real Estate Loans were transferred, at the lower of cost or market value, to loans and lease financing as the market for those loans was extremely limited. At the time of transfer, the fair value of the loans was lower than the cost and therefore, a valuation allowance of $0.2 million was transferred along with the unpaid principal balance of the loans.
     NCB has expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. This has allowed NCB to offset market risk by more rapidly selling loans upon their origination. During 2008, the federal government put Fannie Mae and Freddie Mac into conservatorship. It is difficult to predict how the recession and financial support of Fannie Mae and Freddie Mac will affect NCB’s business and results of operations. NCB nevertheless continues to sell loans to Fannie Mae and expects to continue to do so.
7. LOANS AND LEASE FINANCING
     Loans and leases outstanding by category are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Consumer Loans	$48,448	$53,101
Commercial Loans	685,724	691,817
Real Estate Loans:
Residential	837,061	817,538
Commercial	373,802	394,324
Leases	342	411

Total	$1,945,377	$1,957,191

8. IMPAIRED LOANS
     A loan is considered impaired when, based on current information, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $66.1 million and $20.4 million as of March 31, 2009, and December 31, 2008, respectively.

The aggregate average balance of impaired loans was $36.1 million and $16.3 million for the three months ending March 31, 2009, and the year ending December 31, 2008, respectively. The interest income that was due, but not recognized, on impaired loans was $0.9 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, NCB had an allowance of $16.1 million on the $66.1 million of impaired loans. As of March 31, 2009, NCB had no related allowance for credit losses on $9.1 million of impaired loans. As of December 31, 2008, NCB had an allowance of $6.3 million on the $20.4 million of impaired loans. As of December 31, 2008, NCB had no related allowance for credit losses on $7.6 million of impaired loans. Reserves as of March 31, 2009 were deemed adequate to cover the estimated loss exposure related to the impaired loans.
     As of March 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were impaired.
9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
     The following is a summary of the components of the allowance for loan losses as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Allowance on impaired loans	$16,107	$6,314
Allowance on other loans	20,254	20,753

Total allowance for loan losses	$36,361	$27,067

     The following is a summary of the activity in the allowance for loan losses during the three months ended March 31 (dollars in thousands):

	2009	2008
Balance as of January 1	$27,067	$17,714

Charge-offs
Consumer Loans	(1,277)	(231)
Commercial Loans	(488)	(25)

Total charge-offs	(1,765)	(256)

Recoveries
Consumer Loans	103	—
Commercial Loans	87	31

Total recoveries	190	31

Net charge-offs	(1,575)	(225)

Provision for loan losses	10,869	1,684

Balance as of March 31	$36,361	$19,173

     Of the $1.8 million of charge-offs for the three months ending March 31, 2009, $0.5 million was related to charge-offs of Commercial Loans and $1.3 million was related to charge-offs of various Consumer Loans. The $0.3 million of charge-offs for the three months ending March 31, 2008 includes $71 thousand related to a charge-off of a Commercial Loan to one borrower and $25 thousand related to a charge-off of one SBA loan.
     Of the $10.9 million provision for loan losses for the three months ended March 31, 2009, $9.5 million was related to Commercial Loans, $0.8 million was related to Real Estate Loans and $0.6 million was related to Consumer Loans.

     The higher provision for loan losses in 2009 compared to 2008 reflects an increase in the allowance for loan losses in response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values.
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
     The following is a summary of the activity in the reserve for losses on the unfunded commitments of the letters of credit, described above, which is included in other liabilities (dollars in thousands):

2009
Balance as of January 1	$2,675
Provision for losses on unfunded commitments	331

Balance as of March 31	$3,006

2008
Balance as of January 1	$2,016
Provision for losses on unfunded commitments	116

Balance as of March 31	$2,132

10. OTHER ASSETS
     Other assets consisted of the following as of (dollars in thousands):

	March 31,	December 31,
	2009	2008
Interest-only non-certificated receivables, at fair value	$26,444	$27,264
Mortgage servicing rights	13,344	13,252
Premises and equipment, net	13,162	13,447
Accrued interest receivable	10,431	11,169
Federal Home Loan Bank stock	9,651	9,651
Valuation of letters of credit	8,173	9,021
Debt issuance costs	5,688	2,297
Equity method investments	3,308	3,269
Prepaid assets	2,242	1,231
Derivative assets	2,168	2,258
Loan related receivables	737	761
Other	5,574	8,414

Total other assets	$100,922	$102,034

     Please refer to Note 4 for a discussion regarding other-than-temporary impairment of the interest-only non-certificated receivables.

11. DEPOSITS
     Deposits consisted of the following as of (dollars in thousands):

	March 31, 2009		December 31, 2008
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$68,273	—	$90,423	—
Interest-bearing demand deposits	282,888	1.08%	248,960	1.04%
Savings deposits	8,124	0.31%	7,376	0.31%
Certificates of deposit	827,491	3.19%	953,312	3.48%

Total deposits	$1,186,776	2.47%	$1,300,071	2.75%

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $636.4 million and $675.2 million as of March 31, 2009 and December 31, 2008, respectively.
     As of March 31, 2009 and December 31, 2008, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Within 3 months	$203,075	$176,774
Over 3 months through 6 months	129,762	143,744
Over 6 months through 12 months	139,806	189,644
Over 12 months	163,768	165,046

Total certificates of deposit	$636,411	$675,208

     NCB has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that address NCB’s cashflow needs. Specifically, the cash flow needed to satisfy maturing certificates would be derived from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $67.8 million as of March 31, 2009.
     Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended
	March 31,
	2009	2008
Interest-bearing demand deposits	$711	$1,758
Savings deposits	6	10
Certificates of deposit	7,389	8,322

Total deposit interest expense	$8,106	$10,090

12. BORROWINGS
     NCB has other borrowings than those discussed below. Refer to NCB’s Annual Report on Form 10-K for a full discussion on all of NCB’s borrowings. The following are highlights to NCB’s borrowings:
     As discussed in NCB’s 2008 Form 10-K, on March 31, 2009, NCB executed amendments to its revolving credit facility and privately placed debt agreements. The amendments were filed in a Form 8-K on April 3, 2009. In connection with those amendments, NCB incurred $2.7 million of costs which have been capitalized and included as a component of other assets. The capitalized costs are amortized on a level yield basis over the remaining contractual maturity of each debt agreement.

     As of March 31, 2009, as a result of the March 2009 amendment that immediately reduced available capacity, NCB had a $225.0 million committed revolving line of credit agreement of which $180.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of March 31, 2009. As of December 31, 2008, $202.0 million was outstanding on a total $350.0 million capacity of a revolving line of credit as of that date with $5.4 million issued in letters of credit thereunder. The revolving line of credit agreement, as amended in 2009, matures on December 15, 2010.
     In addition, as of March 31, 2009 and December 31, 2008, NCB had $105.0 million of privately placed debt issued to various institutional investors outstanding.
     During the first quarter of 2009, NCB issued $25.0 million of senior unsecured debt under the Temporary Liquidity Guarantee Program (“TLGP”) with a maturity date of February 15, 2012. In connection with this debt issuance, NCB incurred $0.9 million of costs which have been capitalized and included as a component of other assets. The capitalized costs are amortized on a level yield basis over the remaining contractual maturity of the agreement.
     NCB’s long-term debt, as disclosed on its balance sheet, includes $20.0 million of Federal Home Loan Bank (“FHLB”) advances due June 2009 and $55.0 million of privately placed debt due December 2009.
     NCB’s subordinated debt, as disclosed on its balance sheet, includes $2.5 million Class A Notes due December 2009.
     The current adverse economic conditions have negatively impacted NCB’s credit quality. NCB’s non-performing assets as a percentage of total loans and lease financing increased to 2.3% as of March 31, 2009. Under the recent amendments to its secured credit facilities, the maximum permitted non-performing assets as a percentage of total loans and lease financing increased to 3%. NCB continues to actively manage its troubled loan portfolio; nevertheless, given the continuing adverse economic conditions, NCB may need to seek additional amendments to increase the 3% limit in the credit facilities. There are no assurances that NCB will be successful in obtaining an increase in this threshold, if necessary, or in obtaining amendments or waivers for any other covenants should it become necessary. As of March 31, 2009, NCB and its consolidated subsidiaries are in compliance with all of its debt covenants.
     NCB has a Liquidity Policy and Liquidity Contingency Plan in place. NCB plans to fund upcoming debt maturities with a combination of deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt (including debt under the TLGP) or the utilization of current debt facilities:
➢ $20.0 million of FHLB advances due June 2009

➢ $2.5 million Class A Notes due December 2009

➢ $55.0 million of privately placed debt due December 2009

➢ $50.0 million of privately placed debt due December 2010

➢ $24.0 million of Class A notes amortization due December 2010

➢ Balance of the revolving line of credit due December 2010
     As of March 31, 2009, NCB and its consolidated subsidiaries are in compliance with all of its debt covenants.
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
     During the first quarter of 2009, NCB invested $7.0 million in NCB Financial Corporation, parent company of NCB, FSB to support NCB, FSB’s Total Risk-Based Capital Ratio target of 12%. Under the investment limitations in its credit agreements, NCB itself will not be able to invest additional capital in NCB, FSB absent equity growth at NCB.

     NCB, FSB’s capital exceeded the minimum capital requirements as of March 31, 2009 and December 31, 2008. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) as of March 31, 2009 and December 31, 2008 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Tangible Capital (to tangible assets)	$160,801	9.91%	$24,332	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$177,260	11.99%	$118,272	8.00%	$147,839	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$160,348	10.85%	N/A	N/A	$88,704	6.00%
Core Capital (to adjusted tangible assets)	$160,801	9.91%	$64,884	4.00%	$81,105	5.00%

As of December 31, 2008:
Tangible Capital (to tangible assets)	$156,775	9.89%	$23,783	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$173,949	11.94%	$116,571	8.00%	$145,713	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$156,316	10.73%	N/A	N/A	$87,428	6.00%
Core Capital (to adjusted tangible assets)	$156,775	9.89%	$63,421	4.00%	$79,277	5.00%
     The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified NCB, FSB that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As of March 31, 2009, no such limitations or restrictions existed.
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
     Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.95% to 4.50% of the commitment amount. The standby letters of credit mature throughout 2009 to 2016. As of March 31, 2009, NCB had outstanding letters of credit with a total commitment amount of $291.7 million of which $256.8 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. During 2008, NCB provided funding for seven letters of credit for a total of $4.8 million. As of March 31, 2009, only one letter of credit in the amount of $11 thousand remains outstanding for municipal bonds that could not be sold to another purchaser and payment is demanded.
     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $7.9 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $8.2 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of March 31, 2009. A liability of $8.7 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2008.
     The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$910,351	$912,427	$4,552	$4,562
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$21,714	$8,661	$438	$144
Cooperative and Commercial Real Estate Loans	$17,399	$32,585	$611	$600
Standby letters of credit	$291,662	$293,711	$11,649	$12,131
     Effective January 1, 2008, NCB valued certain rate lock commitments (that are ultimately intended for sale after the loan was funded) in accordance with SFAS 157 and SAB 109. See Note 16.
     NCB had a general reserve of $2.7 million and a specific reserve of $0.3 million as of March 31, 2009 to cover its loss exposure to unfunded commitments. As of December 31, 2008, NCB had a general reserve of $1.7 million and a specific reserve of $1.0 million for the same purpose.

15. DERIVATIVE FINANCIAL INSTRUMENTS
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” which is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. NCB early adopted the provisions of SFAS 161 effective December 31, 2008.
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
     The fair values of derivative instruments on the consolidated balance sheet as of March 31, 2009 are as follows (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value
Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swap agreements related to loans and loan commitments	Other assets	$—	$—	Other liabilities	$3,146	$717

Total derivatives designated as hedging instruments under SFAS 133		—	—		3,146	717

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swap agreements related to debt	Other assets	40,000	1,123	Other liabilities	—	—
Forward sales commitments
Single-family Residential and Share Loans	Other assets	13,241	29	Other liabilities	9,044	30
Cooperative and Multifamily Loans	Other assets	6,375	8	Other liabilities	41,624	911
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	21,528	439	Other liabilities	186	1
Cooperative and Commercial Real Estate Loans	Other assets	17,399	569	Other liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		98,543	2,168		50,854	942

Total derivatives		$98,543	$2,168		$54,000	$1,659

      The fair values of derivative instruments on the consolidated balance sheet as of December 31, 2008 are as follows (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value
Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swap agreements related to debt	Other assets	$40,000	$1,447	Other liabilities	$—	$—
Interest rate swap agreements related to loans and loan commitments	Other assets	—	—	Other liabilities	3,442	(848)

Total derivatives designated as hedging instruments under SFAS 133		40,000	1,447		3,442	(848)

Derivatives not designated as hedging instruments under SFAS 133:
Financial futures contracts	Other assets	—	—	Other liabilities	500	(10)
Forward sales commitments
Single-family Residential and Share Loans	Other assets	1,512	4	Other liabilities	4,282	(21)
Cooperative and Multifamily Loans	Other assets	22,660	127	Other liabilities	9,925	(85)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	8,661	165	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	32,585	600	Other liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		65,418	896		14,707	(116)

Total derivatives		$105,418	$2,343		$18,149	$(964)

     The effect of derivative instruments accounted for pursuant to SFAS 133 and designated as fair value hedging relationships on the consolidated statement of (loss) income for the three months ending March 31, 2009 are as follows (dollars in thousands):

Derivatives	Location of Gain	Amount of Gain	Location of Loss	Amount of Loss
Designated as Fair Value	Recognized in Income on	Recognized in Income on	Recognized in Income on	Recognized in Income on
Hedging Relationships	Derivatives	Derivatives	Hedged Item	Hedged Item
Interest rate swap agreements related to loans and loan commitments	Other income/(expense)	$78	Other income/(expense)	$(72)

Total		$78		$(72)

     The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the consolidated statement of (loss) income for the three months ending March 31, 2009 (dollars in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Income on	Recognized in Income on
under SFAS 133	Derivatives	Derivatives
Financial futures contracts	Other income/(expense)	$10
Forward sales commitments
Single-family Residential and Share Loans	Other income/(expense)	(5)
Cooperative and Multifamily Loans	Other income/(expense)	(946)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other income/(expense)	294
Cooperative and Commercial Real Estate Loans	Other income/(expense)	(32)
Interest rate swap agreements related to debt	Other income/(expense)	(324)
Interest rate swap agreements related to loans and loan commitments	Other income/(expense)	53

Total		$(950)

     Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is exposed to credit loss in the event of nonperformance by its counter parties in the aggregate amount of $1.5 million as of March 31, 2009. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
16. FAIR VALUE MEASUREMENTS
     During 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value pursuant to the provisions of SFAS 159. Unrealized gains and losses for these identified loans were included in earnings. Of the $41.2 million Residential Real Estate Loans held-for-sale disclosed in Note 6, NCB has elected the fair value option under SFAS 159 for $20.5 million as of March 31, 2009. The difference in fair value of these loans under SFAS 159 that have been funded but not sold compared to their principal balance was $0.9 million and was recorded in gain on sale of loans as of March 31, 2009. The fair value option was not elected for the remaining $20.7 million Residential Real Estate Loans disclosed in Note 6. Further, NCB has not elected the fair value option for any of the $5.0 million of principal balance of Consumer and Commercial Loans disclosed in Note 6.
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
     A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value:
•	Interest-Only Certificated and Interest-Only Non-Certificated Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available regarding the valuation of NCB’s interest-only receivables.
•	U.S. Treasury and Agency Obligations and Mutual Funds — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.

Mortgage-Backed Securities — reported at fair value utilizing Level 2 inputs. As quoted market prices in actively traded markets are not available, fair values are estimated by using pricing models and quoted prices of securities with similar characteristics.

•	CMO’s — a component of Mortgage-Backed Securities that NCB holds, are not traded in active markets and there is little secondary market data that can be used. Therefore the assumptions used in the determination of the fair value of the CMO’s are considered Level 3.

•	Equity Securities — traded in active markets; therefore, the pricing inputs are considered Level 1.

•	Derivative Instruments — because NCB’s derivative contracts are not listed on an exchange and, therefore quoted market prices are not available, NCB’s derivative positions are valued using models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps.

•	Loans Held-For-Sale — NCB’s loans held-for-sale, for which the fair value option has been elected, are reported at fair value. NCB determines the fair value of the loans-held-for sale using discounted cash flow models which incorporate quoted observable prices from market participants. Therefore, NCB classifies these loans held-for-sale as Level 2.
     The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Assets
Interest-only certificated receivables	$—	$—	$26,607	$26,607
Interest-only non-certificated receivables			26,444	26,444
U.S. Treasury and agency obligations	15,153	—	—	15,153
Mutual funds	629	—	—	629
Mortgage-backed securities & CMO’s	—	13,260	3,877	17,137
Equity securities	32	—	—	32
Derivative instruments	—	2,168	—	2,168
Loans held-for-sale	—	20,462	—	20,462

Total	$15,814	$35,890	$56,928	$108,632

Liabilities
Derivative instruments	$—	$1,659	$—	$1,659

Total	$—	$1,659	$—	$1,659

			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Assets
Interest-only certificated receivables	$—	$—	$27,854	$27,854
Interest-only non-certificated receivables	—	—	27,264	27,264
U.S. Treasury and agency obligations	18,635	—	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities and CMO’s	—	16,759	3,938	20,697
Equity securities	31	—	—	31
Derivative instruments	—	2,258	—	2,258
Loans held-for-sale	—	544	—	544

Total	$19,547	$19,561	$59,056	$98,164

Liabilities
Derivative instruments	$—	$879	$—	$879

Total	$—	$879	$—	$879

     The tables below summarize the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 and the year ended December 31, 2008 (dollars in thousands):

	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	—
Included in other comprehensive income	177	(443)	35
Purchases, issuances, settlements and fundings	—	724	—
Write down of asset due to prepayment	—	(3)	—
Transfers in and/or out of Level 3	—	—	—
Principal repayments	—	—	(96)
Amortization	(1,424)	(1,098)	—

Balance at March 31, 2009	$26,607	$26,444	$3,877

	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	(1,692)
Included in other comprehensive income	(342)	359	(1,215)
Purchases, issuances, settlements and fundings	—	1,494	—
Write down of asset due to prepayment	—	(28)
Transfers in and/or out of Level 3	—	—	—
Amortization	(5,632)	(4,493)	(410)

Balance at December 31, 2008	$27,854	$27,264	$3,938

     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
     The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of March 31, 2009 and December 31, 2008:
•	Loans Held-For-Sale — NCB’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The cost basis, after considering the effects of SFAS 133 of these loans was $4.3 million and $4.4 million as of March 31, 2009 and December 31, 2008, respectively. NCB determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies these loans held-for-sale as Level 3.

•	Mortgage servicing rights (“MSRs”) — NCB’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, NCB estimates the fair value of MSRs using discounted cash flow (“DCF”) models that calculate the present value of estimated future net servicing income. The model considers and incorporates individual loan characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. NCB reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. As the valuation inputs are largely unobservable, MSRs are classified within Level 3 of the valuation hierarchy. MSRs are carried at the lower of amortized cost or estimated fair value.

•	Impaired Loans — NCB’s impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.

     The following tables summarize the fair value of instruments measured on a non-recurring basis as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Assets
Loans held-for-sale	$—	$—	$3,725	$3,725	(1)
Mortgage servicing rights	—	—	7,451	7,451	(2)
Impaired loans	—	—	40,861	40,861	(3)

Total	$—	$—	$52,037	$52,037

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Assets
Loans held-for-sale	$—	$—	$4,028	$4,028	(1)
Mortgage servicing rights	—	—	4,351	4,351	(2)
Impaired loans	—	—	6,414	6,414	(3)

Total	$—	$—	$14,793	$14,793

(1)	Only mortgage loans with fair values below cost and for which the fair value option has not been elected, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)	Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date.

(3)	This amount represents the fair value of impaired loans in accordance with SFAS 114.
     As detailed in Note 15, NCB in the normal course of business enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of SFAS 133 and are accordingly marked to fair value through earnings. Fair value is determined pursuant to SFAS 157 and SAB 109.
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

     The following is the segment reporting for the three months ended March 31 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2009	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$8,436	$11,794	$1,428	$7,328	$426	$29,412
Interest expense	3,812	5,281	540	3,200	527	13,360

Net interest income	4,624	6,513	888	4,128	(101)	16,052

Provision for loan losses	2,311	7,798	—	760	—	10,869

Non-interest income	1,181	1,276	3,103	247	422	6,229

Non-interest expense:
Direct expense	1,233	930	1,302	558	5,979	10,002
Overhead and support	1,502	1,091	1,524	710	—	4,827

Total non-interest expense	2,735	2,021	2,826	1,268	5,979	14,829

Income (loss) before taxes	$759	$(2,030)	$1,165	$2,347	$(5,658)	$(3,417)

Total average assets	$575,685	$846,505	$82,730	$525,045	$135,515	$2,165,480

Total assets	$568,248	$852,235	$98,994	$514,299	$144,663	$2,178,439

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$9,607	$9,448	$2,547	$7,685	$1,186	$30,473
Interest expense	5,287	5,236	1,635	4,664	1,157	17,979

Net interest income	4,320	4,212	912	3,021	29	12,494

(Credit) provision for loan losses	(76)	1,386	—	374	—	1,684

Non-interest income	1,367	1,005	785	488	374	4,019

Non-interest expense:
Direct expense	1,340	752	1,425	669	5,562	9,748
Overhead and support	1,474	842	1,582	830	—	4,728

Total non-interest expense	2,814	1,594	3,007	1,499	5,562	14,476

Income (loss) before taxes	$2,949	$2,237	$(1,310)	$1,636	$(5,159)	$353

Total average assets	$499,411	$545,162	$155,673	$518,761	$179,262	$1,898,269

Total assets	$512,591	$624,225	$102,442	$525,752	$180,449	$1,945,459

18. LOAN SALES AND SECURITIZATIONS

     NCB sells loans in the whole loan and securitization markets. When NCB sells loans, it generally continues to retain the mortgage servicing rights and, depending on the nature of the sale, may also continue to retain interest-only securities (retained interests).
     NCB did not sell any loans through securitized transactions in 2008 or 2009.
     During the three months ended March 31, 2009 and 2008, NCB sold loans through non-securitized transactions to Fannie Mae. The net proceeds from the sale of these loans were $101.8 million and generated a total of $1.5 million in retained interests for the three months ended March 31, 2009. The net proceeds from the sale of these loans were $76.0 million and generated a total of $0.7 million in retained interests for the three months ended March 31, 2008.
     NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $25.6 million and $81.5 million for the three months ended March 31, 2009 and 2008, respectively.
     In total, NCB generated a gain on the sale of loans of $3.2 million for the three months ended March 31, 2009 compared to a gain on the sale of loans of $0.7 million for the three months ended March 31, 2008.
     See Note 5 — Loan Servicing for a presentation of loan balances that NCB services.
Mortgage Servicing Rights (“MSR’s”)
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
     Activity related to MSRs for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Mortgage Servicing Rights
	2009	2008
Balance at January 1	$13,252	$13,420
Additions	743	422
Amortization	(599)	(450)
Change in valuation allowance	(52)	(138)

Balance at March 31	$13,344	$13,254

     As of March 31, 2009 and December 31, 2008, the MSR balance relating to the servicing of Share and Single-family Residential Loans was $3.1 million and $2.9 million, respectively. As of March 31, 2009 and December 31, 2008, the MSR balance relating to the servicing of all other loans was $10.2 million and $10.4 million, respectively.

     Changes in the valuation allowance for MSRs (included as a component of other assets) for the three months ended March 31 were as follows (dollars in thousands):

	Share and Single-family		Multifamily, Cooperative and
	Residential Loans		Commercial Real Estate Loans
	2009	2008	2009	2008
Balance at January 1	$184	$—	$442	$239
Additional write-downs	259	—	7	138
Recoveries	(184)	—	(31)	—

Balance at March 31	$259	$—	$418	$377

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
     Key economic assumptions used in determining the fair value of MSRs at the time of sale for the three months ended March 31, are as follows:

	2009	2008
Weighted-average life (in years):
Share and Single-family Residential Loans	6.4	4.2
Multifamily, Cooperative and Commercial Real Estate Loans	7.7	7.3

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	12.9%	23.1%
Multifamily, Cooperative and Commercial Real Estate Loans	4.2%	5.7%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	2.5%	4.5%
Multifamily, Cooperative and Commercial Real Estate Loans	3.0%	3.9%

     Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of March 31, 2009, and December 31, 2008, and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$3,110	$2,878
Multifamily, Cooperative and Commercial Real Estate Loans	$11,834	$12,013

Weighted-average life (in years):
Share and Single-family Residential Loans	2.9	2.5
Multifamily, Cooperative and Commercial Real Estate Loans	6.6	6.8

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	28.0%	33.5%
Multifamily, Cooperative and Commercial Real Estate Loans	2.7%	2.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(322)	$(245)
Multifamily, Cooperative and Commercial Real Estate Loans	$(82)	$(81)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(621)	$(500)
Multifamily, Cooperative and Commercial Real Estate Loans	$(162)	$(161)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.1%	10.5%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(80)	$(66)
Multifamily, Cooperative and Commercial Real Estate Loans	$(371)	$(384)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(156)	$(129)
Multifamily, Cooperative and Commercial Real Estate Loans	$(724)	$(748)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	2.5%	3.5%
Multifamily, Cooperative and Commercial Real Estate Loans	3.0%	3.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(55)	$(82)
Multifamily, Cooperative and Commercial Real Estate Loans	$(403)	$(404)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(111)	$(164)
Multifamily, Cooperative and Commercial Real Estate Loans	$(807)	$(808)

Interest-Only Receivables
     Activity related to interest-only receivables for the three months ended March 31, 2009 and 2008 is as follows (dollars in thousands):

	Interest-Only Certificated
	Receivables
	2009	2008
Balance at January 1 at fair value	$27,854	$33,828
Amortization	(1,424)	(1,379)
Change in mark-to-market	177	(2,413)

Balance at March 31 at fair value	$26,607	$30,036

	Interest-Only Non-certificated
	Receivables
	2009	2008
Balance at January 1 at fair value	$27,264	$29,932
Additions	724	291
Amortization	(1,098)	(1,142)
Change in mark-to-market	(443)	(3,047)
Writedown of asset due to prepayment	(3)	—

Balance at March 31 at fair value	$26,444	$26,034

     For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	March 31,
	2009	2008
Weighted-average life (in years)	9.4	8.9
Weighted-average annual discount rate	9.00%	10.87%

     The decrease in the discount rate from March 31, 2008 to March 31, 2009 is attributable to a change in the market in which the interest-only receivables were valued from a securitization market to a commercial mortgage servicing market.

     Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of March 31, 2009 and December 31, 2008, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Fair value	$53,051	$55,118
Weighted-average life (in years)	7.3	5.9
Weighted average annual discount rate	9.00%	9.00%
Impact on fair value of 10% adverse change	$(1,291)	$(1,372)
Impact on fair value of 20% adverse change	$(2,530)	$(2,688)
     All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
     As of March 31, 2009 and December 31, 2008, the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.7 billion.
     The following table summarizes the cash flows received from loan sale activity and retained interests for the three months ended March 31, (dollars in thousands):

	2009	2008
Net proceeds from other loan sales	$101,772	$76,027
Net proceeds from auto loan sales	$25,637	$81,506
Servicing fees received	$1,599	$1,658
Cash flows received on interest-only receivables	$3,508	$3,547
19. PATRONAGE DIVIDENDS
     Under the National Consumer Cooperative Bank Act, NCB must make annual patronage dividends to its patrons, which are those cooperatives from whose loans or other business NCB derived interest or other income during the year with respect to which a patronage dividend is declared. NCB allocates its patronage dividends among its patrons generally in proportion to the amount of income derived during the year from each patron. NCB stockholders, as such, are not automatically entitled to patronage dividends. They are entitled to patronage dividends only in the years when they have patronized NCB, and thus the amount of their patronage is not determined by the number of shares they hold. Under NCB’s current patronage dividend policy, patronage dividends may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.
     Under NCB’s current patronage dividend policy, NCB makes the non-cash portion of the patronage dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount; and thereafter, in Class C stock. The patronage dividend with respect to 2008 is unlikely to have a cash component. The cash portion of each patronage refund will be determined by NCB’s Board of Directors based upon its determination of the capital requirements of the Bank and other factors, in its discretion.
     NCB has allocated $7.2 million of its 2008 retained earnings for patronage dividends in the form of stock to be distributed during 2009. The Board of Directors has not yet declared the amount of such dividend, but on December 31, 2008, in order to conserve capital, the Board of Directors determined that the cash portion of that patronage dividend will be zero. Thus, absent further action by the Board of Directors, no cash will be paid out in patronage dividend in 2009.
     NCB has allocated $5.8 million of its 2009 retained earnings for patronage dividends to be distributed during 2010. NCB’s Board of Directors has not yet determined the amount of the 2009 patronage dividends that will be distributed in cash, if any.

20.	IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS
     During the first quarter of 2009, NCB identified an error related to the accounting for a fair value adjustment recorded against one of its debt instruments related to a hedging transaction. The cumulative fair value adjustment to the debt instrument was $1.2 million. This fair value adjustment was recognized in non-interest income during the fourth quarter of 2008 at the time when an interest rate swap was terminated. Because this debt was not also extinguished, this basis adjustment should be amortized over the remaining term of the debt instrument (through December 2010). As a result of this error, NCB’s non-interest income presented on its consolidated statements of income (loss) was overstated for the quarter and year ended December 31, 2008 and long-term borrowings presented on its consolidated balance sheets was understated by $1.2 million as of December 31, 2008.

     In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the fourth quarter of 2008 and the year ended December 31, 2008. Consequently, NCB will revise its historical financial statements for the fourth quarter of 2008 and the year ended December 31, 2008 when these statements are presented again in future filings.
     NCB corrected the effect of the error on the consolidated balance sheets as of December 31, 2008, as presented herein, by increasing long-term borrowings and reducing retained earnings by $1.2 million from the amounts previously reported in its Annual Report on Form 10-K as of and for the year ended December 31, 2008. The consolidated statements of (loss) income for the three months ending March 31, 2009 are not affected by this error and includes amortization of $142.1 thousand related to the basis adjustment.
21.	SUBSEQUENT EVENT
     On March 31, 2009, NCB executed amendments to its senior note purchase agreement and to its revolving credit facility. Those amendments required NCB to pledge its assets to secure the debt under such agreements and to have NCB Financial Corporation, a wholly owned subsidiary of NCB, guarantee the debt and pledge the stock of NCB, FSB, a federally chartered savings bank wholly owned by NCB Financial Corporation. Pursuant to those requirements, on April 30, 2009, NCB executed a Security Agreement with the collateral agent and NCB Financial Corporation executed a Guarantee Agreement and a Pledge and Security Agreement with the same collateral agent. See NCB’s Form 8-K, dated May 5, 2009 for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The purpose of this analysis is to provide the reader with information relevant to understanding and assessing NCB’s results of operations. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document and the December 31, 2008 audited consolidated financial statements and the accompanying notes included in NCB’s recent Annual Report on Form 10-K.
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
     Worldwide economic conditions continue to deteriorate during 2009. As a result, NCB’s financial results continue to be substantially impacted. The highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions have resulted in significant realized and unrealized losses for NCB.
     Prior to the economic downturn, the origination and sale of loans into the commercial mortgage backed securities (“CMBS”) market had been a strong source of income for NCB. Unless and until the CMBS market recovers and loan origination and sale levels return to prior year levels, NCB has the following strategies in place to meet its liquidity needs and to counter the deteriorating conditions:
1.	During 2008, the Federal Deposit Insurance Corporation (“FDIC”) Board of Directors approved the Temporary Liquidity Guarantee Program (“TLGP”). The program was created to strengthen confidence and encourage liquidity in the banking system by guaranteeing certain newly issued senior unsecured debt of banks, thrifts, and certain holding companies. During the first quarter of 2009, NCB issued $25.0 million of senior unsecured debt under this program.

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

The FDIC also implemented the Transaction Account Guarantee Program (“TAGP”). NCB is participating in the TAGP. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

2.	NCB has expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. This has allowed NCB to offset market risk by more rapidly selling loans upon their origination. During 2008, the federal government put Fannie Mae and Freddie Mac into conservatorship. It is difficult to predict how the recession and financial support of Fannie Mae and Freddie Mac will affect NCB’s business and results of operations. NCB nevertheless continues to sell loans to Fannie Mae and expects to continue to do so.

3.	On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into equity investments in banks under the Capital Purchase Program (“CPP”). Principal terms of the CPP include payment of preferred dividends on the Treasury’s stock, restrictions on the payment of common stock dividends, restrictions on stock repurchase programs, and restrictions on executive compensation. NCB is currently evaluating the potential benefits and costs associated with participating in the preferred stock program.

4.	NCB continues its shift in focus on originating loans held-for-investment and focused less on originating loans held-for-sale.

5.	As of March 31, 2009, NCB has derivative counterparty risk relating to certain interest rate swaps it has with a counterparty. If the fair value of the derivative contract is positive (an asset), the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative (a liability), NCB owes the counterparty, so there is no repayment risk while the fair value of the contract remains negative. NCB minimizes repayment risk by entering into transactions with counterparties that NCB believes to be financially stable that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties.

6.	As of March 31, 2009, NCB had outstanding letters of credit with a total commitment amount of $291.7 million of which $256.8 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. During 2008, NCB provided funding for seven letters of credit for a total amount of $4.8 million. As of March 31, 2009, only one letter of credit in the amount of $11 thousand remains outstanding for municipal bonds that could not be sold to another purchaser. In an effort to mitigate the risk of possible future fundings of this kind, NCB has greatly curtailed marketing of this product line and is actively reducing its exposure in this area.

7.	Since year-end 2007, the fair value of NCB’s collateralized mortgage obligation (“CMO”) investment portfolio has decreased as the result of conditions in the financial markets. At December 31, 2008, management determined certain investment securities were other-than-temporarily impaired based upon an evaluation of the credit quality of underlying issuers. As a result, at December 31, 2008, NCB recorded a $1.7 million other-than-temporary impairment charge on three of its five CMO investments securities, previously carried at $2.0 million. After the fourth quarter impairment charges, the carrying value of NCB’s collective CMO portfolio was $5.7 million as of December 31, 2008. Management concluded that there was no additional other-than-temporary impairment in the first quarter of 2009.

8.	Due to the general weakness in the economy, NCB has experienced deterioration in its loan portfolio and therefore continues to increase the provision for loan losses in 2009. The recession that the U.S. economy is currently facing is impacting NCB’s borrowers and as a result, NCB is experiencing a higher frequency of loan impairments than in prior years. If this deterioration in the loan portfolio continues to increase it could have a material adverse effect on NCB’s results of operations. The current adverse economic conditions have negatively impacted NCB’s credit quality. NCB’s non-performing assets as a percentage of total loans and lease financing increased to 2.3% as of March 31, 2009. Under the recent amendments to its secured credit facilities, the maximum permitted non-performing assets as a percentage of total loans and lease financing increased to 3%. NCB continues to actively manage its troubled loan portfolio; nevertheless, given the continuing adverse economic conditions, NCB may need to seek additional amendments to increase the 3% limit in the credit facilities. There are no assurances that NCB will be sucessful in obtaining an increase in this threshold, if necessary, or in obtaining amendments or waivers for any other covenants should it become necessary. As of March 31, 2009, NCB and it consolidated subsidiaries are in compliance with all of its debt covenants.

9.	NCB expects to continue to focus on originating a greater portion of loans at NCB, FSB as compared with NCB itself. This is principally due to the less expensive source of funding available to NCB, FSB, which can rely on customer deposits and borrowings from the Federal Home Loan Bank of Cincinnati, both of which have lower borrowing costs than the revolving credit facility used by NCB itself. In addition, a recent amendment to NCB’s revolving credit facility limits NCB’s ability to originate loans at NCB itself. Because of the limitation on commercial lending at NCB, FSB under the federal Home Owners Loan Act, the continued migration of lending from NCB to NCB, FSB may reduce the number of Commercial Loans made by NCB. The amendment, however, also increases the potential sources of liquidity for NCB, FSB by permitting NCB, FSB to issue FDIC-guaranteed debt under the TLGP as well as to borrow under a federal funds program with the Federal Reserve and with other banks.
Financial Performance Highlights for the three months ended March 31, 2009
•	Non-performing assets of 2.1% of total assets as of March 31, 2009 and 0.8% as of December 31, 2008.

•	Deposits decreased 8.7% from December 31, 2008 as a result of a slight shift in funding source from deposits to borrowings (primarily FHLB borrowings).
Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Overview
     NCB’s net loss for the three months ended March 31, 2009 was $3.2 million. This was a $3.6 million decrease compared to net income of $0.4 million for the three months ended March 31, 2008.
     Total assets increased 1.1% or $23.5 million to $2.18 billion as of March 31, 2009, from $2.15 billion as of December 31, 2008.
     The annualized return on average total assets was -0.6% and 0.1% for the three months ended March 31, 2009 and 2008, respectively. The annualized return on average members’ equity was -5.8% and 0.7% for the three months ended March 31, 2009 and 2008, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended March 31,
Profitability	2009	2008

Net interest income	$16,052	$12,494
Net yield on interest earning assets	3.03%	2.73%
Non-interest income	$6,229	$4,019
Non-interest expense	14,829	14,476
Net (loss) income	(3,237)	409

Return on average assets	-0.6%	0.1%
Return on average members’ equity	-5.8%	0.7%
Efficiency ratio	66.6%	87.7%

Supplemental Data	March 31, 2009	December 31, 2008

Loans held-for-sale	$46,182	$14,278
Loans and lease financing	1,945,377	1,957,191
Total assets	2,178,439	2,154,892
Total borrowings	717,557	590,726

Full time equivalent employees	296	316

Average members’ equity as a percentage of average total assets	10.3%	10.8%
Average members’ equity as a percentage of average total loans and lease financing	11.3%	12.1%

Net average loans and lease financing to average total assets	90.2%	87.6%
Net average earning assets to average total assets	96.4%	95.7%

Credit Quality	March 31, 2009	December 31, 2008

Allowance for loan losses	$36,361	$27,067
Allowance for loan losses to loans outstanding	1.9%	1.4%
Provision for loan losses	$10,869	$18,650
Non-accrual loans	43,038	16,777
Real estate owned	1,286	659
Total non-performing assets	45,703	17,436
Non-performing assets as a percentage of total assets	2.1%	0.8%
Non-performing assets as a percentage of total loans and lease financing	2.3%	0.9%

Net Interest Income
     Net interest income for the three months ended March 31, 2009, increased $3.6 million or 28.8% to $16.1 million compared with $12.5 million for the three months ended March 31, 2008. The net yield on interest earning assets increased from 2.73% for the three months ended March 31, 2008, to 3.03% for the same period in 2009.
     For the three months ended March 31, 2009, interest income decreased by 3.5% or $1.1 million to $29.4 million compared with $30.5 million for the three months ended March 31, 2008. The decrease resulted primarily from a decrease in Real Estate, Consumer and Commercial Loan yields which more than offset an increase in Consumer and Commercial Loan balances year over year. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from March 31, 2008 to March 31, 2009.
     Interest income from Real Estate (Residential and Commercial) Loans increased $0.3 million or 1.8%. An increase in average balances of $197.3 million or 19.2% contributed $3.0 million to the increase, while a decrease in the yield from 6.46% in 2008 to 5.51% in 2009 partially offset $2.7 million of the increase. Consumer and Commercial Loans and Lease interest income decreased $0.6 million or 4.9%. The decrease in the yield from 7.49% in 2008 to 5.86% in 2009 contributed $2.8 million to the decrease in income, while an increase in average balances of $134.2 million or 21.6% partially offset $2.2 million of the year-over-year decrease. Interest income from investment securities and cash equivalents decreased by $0.8 million. A decrease in the yield from 4.56% in 2008 to 3.22% in 2009 contributed $0.4 million and a decrease in volume contributed $0.4 million to the decrease in interest income.
     Other interest income, consisting only of excess yield, is generated from the interest-only non-certificated receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each interest-only receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the interest-only receivable. Interest-only non-certificated receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.
     Interest expense for the three months ended March 31, 2009, decreased $4.6 million or 25.6% from $18.0 million for the three months ended March 31, 2008 to $13.4 million for the three months ended March 31, 2009.
     Interest expense on deposits for the three months ended March 31, 2009, decreased $2.0 million or 19.8% from $10.1 million in 2008 to $8.1 million in 2009. The average cost of deposits decreased by 145 basis points from 4.06% to 2.61% contributing $4.1 million to the decrease in interest expense. Average deposit balances for the three months ended March 31, 2009 grew by $248.4 million or 25.0% from 2008 to 2009 partially offsetting the decrease in deposit interest expense by $2.1 million.
     Interest expense on short-term borrowings for the three months ended March 31, 2009 decreased by $1.1 million or 45.8% from $2.4 million in 2008 to $1.3 million in 2009. The average cost of short-term borrowing decreased from 3.91% to 1.85% accounting for $1.4 million of the decrease in interest expense. A $41.5 million increase in average short-term borrowings partially offset $0.3 million of the year-over-year decrease in interest expense.
     For the three months ended March 31, 2009 interest expense on long-term debt, other borrowings and subordinated debt decreased $1.6 million or 28.6%. The average cost of borrowing decreased from 5.68% to 4.17% accounting for the majority of the decrease in interest expense.
     See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the three months ended March 31, 2009.

Table 1
Changes in Net Interest Income
For the three months ended March 31,
(Dollars in thousands)

	2009 Compared to 2008
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$2,953	$(2,673)	$280
Consumer and Commercial Loans and Leases	2,240	(2,808)	(568)

Total loans and lease financing	5,193	(5,481)	(288)
Investment securities and cash equivalents	(414)	(432)	(846)
Other interest income	(49)	122	73

Total interest income	4,730	(5,791)	(1,061)

Interest Expense
Deposits	2,072	(4,056)	(1,984)
Short-term borrowings	299	(1,352)	(1,053)
Long-term debt, other borrowings and subordinated debt	(125)	(1,457)	(1,582)

Total interest expense	2,246	(6,865)	(4,619)

Net interest income	$2,484	$1,074	$3,558

**	Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the three months ended March 31,
(Dollars in thousands)

	2009			2008
		Income /	Average		Income /	Average
	Average Balance*	Expense	Rate/Yield	Average Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,225,713	$16,886	5.51%	$1,028,365	$16,606	6.46%
Consumer and Commercial Loans and Leases*	756,629	11,087	5.86%	622,399	11,655	7.49%

Total loans and lease financing*	1,982,342	27,973	5.64%	1,650,764	28,261	6.85%
Investment securities and cash equivalents	108,209	872	3.22%	150,788	1,718	4.56%
Other interest income	26,961	567	8.41%	29,564	494	6.68%

Total interest earning assets	2,117,512	29,412	5.56%	1,831,116	30,473	6.66%

Allowance for loan losses	(30,021)			(17,856)

Non-interest earning assets
Cash	15,998			9,909
Other	61,991			75,100

Total non-interest earning assets	77,989			85,009

Total assets	$2,165,480			$1,898,269

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,241,923	$8,106	2.61%	$993,532	$10,090	4.06%
Short-term borrowings	282,524	1,306	1.85%	241,068	2,359	3.91%
Long-term debt, other borrowings and subordinated debt	378,978	3,948	4.17%	389,099	5,530	5.68%

Total interest bearing liabilities	1,903,425	13,360	2.81%	1,623,699	17,979	4.43%

Other liabilities	38,448			53,280
Members’ equity	223,607			221,290

Total liabilities and members’ equity	$2,165,480			$1,898,269

Net interest earning assets	$214,087			$207,417

Net interest revenues and spread		$16,052	2.75%		$12,494	2.23%
Net yield on interest earning assets			3.03%			2.73%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the three
	months ended March 31,
	2009	2008
Gain (loss) on sale of loans	$3,135	$(2,421)
Servicing fees	949	1,073
Letter of credit fees	1,017	1,016
Real estate loan fees	197	152
SFAS 133 adjustment	93	3,150
Prepayment fees	80	245
Gain (loss) on sale of investments available-for-sale	59	(4)
Other	699	808

Total	$6,229	$4,019

     Total non-interest income increased $2.2 million or 55.0% from $4.0 million during the three months ended March 31, 2008, to $6.2 million for the three months ending March 31, 2009. This was driven primarily by an increase of $2.5 million in gain on sale of loans, including the SFAS 133 adjustment, from $0.7 million for the three months ended March 31, 2008 to $3.2 million for the three months ending March 31, 2009. In order to mitigate risk, NCB forward sells loan commitments on a loan by loan basis.
     The percentage of gain on the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from a loss of 0.18% in the first three months of 2008 to a gain of 4.36% in the first three months of 2009.
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
     The application of SFAS 157 and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loans and loan commitments of $0.6 million for loans that will not be funded or delivered to investors until a date subsequent to March 31, 2009.
     The following table shows the unpaid principal balance of loans sold during the three months ended March 31 (dollars in thousands):

	2009	2008
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$—
Other loan sales	31,093	52,223

Total Cooperative, Multifamily and Commercial Real Estate Loans	31,093	52,223
Consumer Loans (auto loans)	25,637	81,506
Single-family Residential Loans and Share Loans	63,715	26,786
SBA Loans	5,744	85

Total	$126,189	$160,600

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
	2009	2008
Compensation and employee benefits	$8,441	$8,262
Occupancy and equipment	1,704	1,760
Contractual services	1,436	1,058
Information systems	1,134	1,317
Loan costs	722	409
Provision for losses on unfunded commitments	331	116
Corporate development	286	290
Travel and entertainment	154	254
Lower of cost or market valuation allowance	(212)	97
Other	833	913

Total	$14,829	$14,476

     Non-interest expense for the three months ended March 31, 2009, increased 2.4% or $0.3 million to $14.8 million compared with $14.5 million for the corresponding prior year period. The increase was primarily due to a $0.4 million or 35.7% increase in contractual services resulting from increased corporate and legal fees and contract fees for various system conversion costs, and a $0.3 million increase in loan costs. The increase was partially offset by a $0.3 million decrease in the lower of cost or market valuation.
     Per SFAS 65, loans held-for-sale that have not been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the three months ending March 31, 2009, NCB recorded a change in the SFAS 65 valuation allowance of $0.2 million to reflect the current market pricing for NCB’s loans held-for-sale at March 31, 2009.
Credit Quality
     Since December 31, 2008, the allowance for loan losses increased by $9.3 million, or 34.3% to $36.4 million. This included $0.2 million of recoveries received and $1.8 million of charge-offs on loans.
     The allowance for loan losses represented 1.9% and 1.4% of total loans and lease financing, excluding loans held—for-sale, as of March 31, 2009 and December 31, 2008, respectively. The allowance as a percentage of non-performing assets was 79.6% as of March 31, 2009 compared with 155.0% as of December 31, 2008. During the first quarter of 2009, NCB experienced additional weakness in the credit quality of its loan portfolio, especially in the Employee Stock Ownership Plan (“ESOP”) segment. ESOP credits accounted for $15.4 million or 33.7% of non-performing assets as of March 31, 2009 and $0.3 million or 1.7% of non-performing assets as of December 31, 2008. NCB anticipates that further weakness in its loan portfolio is likely.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
Real estate owned	$1,286	$659	$469	$956	$310
Impaired loans	66,061	20,377	22,248	16,234	14,599

Total	$67,347	$21,036	$22,717	$17,190	$14,909

As a percentage of loans and lease financing outstanding	3.46%	1.07%	1.21%	0.96%	0.90%

          The aggregate average balance of impaired loans was $36.1 million and $16.3 million for the three months ended March 31, 2009, and the year ended December 31, 2008, respectively. As of March 31, 2009, NCB’s impaired loans included $23.1 million of loans still accruing interest and $43.0 million of loans not accruing interest. As of December 31, 2008, NCBs impaired loans included $3.6 million of loans still accruing interest and $16.8 million of loans not accruing interest.
Liquidity and Capital Resources
     The following describe NCB’s primary sources and uses of liquidity as of March 31, 2009:
•	Net proceeds from activity related to the sale of $127.4 million loans held-for-sale have been realized during the three months ending March 31, 2009

•	Revolving line of credit available capacity of $39.6 million as of March 31, 2009, with a December 15, 2010 maturity

•	During the first quarter of 2009, NCB issued $25.0 million of senior unsecured debt under the TLGP program

•	Debt maturities:
➢	$20.0 million of FHLB advances due June 2009

➢	$2.5 million Class A Notes due December 2009

➢	$55.0 million of privately placed debt due December 2009

➢	$50.0 million of privately placed debt due December 2010

➢	$24.0 million of Class A notes amortization due December 2010

➢	Balance of revolving line of credit due December 2010
NCB anticipates replacing the above debt maturities through a combination of deposit growth, loan sales, interest and principal payments on loans, the issuance of new debt (including debt under the TLGP) or the utilization of current debt facilities.
•	FHLB available capacity of $67.8 million as of March 31, 2009 compared to $192.1 million as of December 31, 2008 as a result of NCB’s reduction of deposits and corresponding increase in FHLB funds as a source of funding.

•	As of March 31, 2009, the FHLB of Cincinnati, with whom NCB banks has not provided notice of any potential dividend cancellations.

•	During the first quarter of 2009, NCB invested $7.0 million in NCB Financial Corporation, parent company of NCB, FSB to support NCB, FSB’s Total Risk-Based Capital Ratio target of 12%. Under the investment limitations in its credit agreements, NCB itself will not be able to invest additional capital in NCB, FSB absent equity growth at NCB.

•	The current adverse economic conditions have negatively impacted NCB’s credit quality. NCB’s non-performing assets as a percentage of total loans and lease financing increased to 2.3% as of March 31, 2009. Under the recent amendments to its secured credit facilities, the maximum permitted non-performing assets as a percentage of total loans and lease financing to 3%. NCB continues to actively manage its troubled loan portfolio; nevertheless, given the continuing adverse economic conditions, NCB may need to seek additional amendments to increase the 3% limit in the credit facilities. There are no assurances that NCB will be successful in obtaining an increase in this threshold, if necessary, or in obtaining amendments or waivers for any other covenants should it become necessary. As of March 31, 2009, NCB and its consolidated subsidiaries are in compliance with all of its debt covenants.

Sources and Uses of Funds
          NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
          Cash (Used in) Provided by Operating Activities. NCB’s net cash used in operating activities for the three months ended March 31, 2009 was $5.2 million compared to $13.5 million of net cash provided by operating activity for the three months ending March 31, 2008. This $18.7 million change was primarily due a $3.1 million net increase net cash used for the purchase and origination of loans held-for-sale, net of principal collections, a $30.1 million decrease in the net proceeds from the sale of loans held-for-sale, partially offset by a $9.2 million increase in the provision for loan losses.
          Cash Provided by (Used in) Investing Activities. NCB’s net cash provided by investing activities for the three months ended March 31, 2009 was $17.4 million compared to $97.0 million of net cash used in investing activities for the three months ended March 31, 2008. This $114.4 million change was primarily due to a $99.3 million decrease in cash used to originate loans and lease financing, net of principal collections and prepayments and a $23.0 million decrease in cash used to purchase investment securities available-for-sale during the quarter.
          Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the three months ended March 31, 2009 was $10.2 million compared to $74.8 million for the three months ended December 31, 2008. The decrease in cash provided was primarily due to a $163.7 million decrease in cash provided by deposits, partially offset by a $47.7 million increase in cash provided by short-term borrowings and a $55.0 million increase in cash provided by long-term borrowings.
Interest-Bearing Liabilities
          Per Table 4 below, interest-bearing liabilities, including accrued interest increased 0.9% to $1.91 billion as of March 31, 2009 compared with $1.90 billion as of December 31, 2008.
          For the three months ended March 31, 2009, deposits, all of which are held at NCB, FSB, decreased 8.7% to $1.2 billion from $1.3 billion as of December 31, 2008 as a result of a slight shift in funding source from deposits to borrowings (primarily FHLB funds). The weighted average rate on deposits as of March 31, 2009 was 2.5% compared to 2.8% as of December 31, 2008. The average maturity of the certificates of deposit as of March 31, 2009 was 12.7 months compared with 10.9 months as of December 31, 2008.
          As of March 31, 2009, NCB had one depositor with deposits in excess of 5% of NCB’s total deposits. This depositor had 8.4% of NCB’s total deposits. All of the $100.0 million of deposits from this depositor relate to certificates of deposit with early withdrawal penalties that have maturities ranging from 3 months to 63 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(including accrued interest as of March 31, 2009)
(dollars in thousands)

	March 31,	December 31,
	2009	2008	% Change
Deposits	$1,191,632	$1,304,572	-8.7%
Short-term debt	297,321	225,076	32.1%
Long-term debt	254,183	198,123	28.3%
Subordinated debt	117,761	116,684	0.9%
Junior subordinated debt	52,027	52,497	-0.9%

Total	$1,912,924	$1,896,952	0.8%

          Total borrowings, including accrued interest, increased $128.9 million or 21.8% from $592.4 million as of December 31, 2008 to $721.3 million as of March 31, 2009.
          NCB had $237.3 million of advances from the FHLB facility, of which $120.0 million were long-term, as of March 31, 2009 compared to $113.0 million as of December 31, 2008, of which $90.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $13.6 million and $13.7 million was issued as of March 31, 2009 and December 31, 2008, respectively.
          As a result of the March 2009 amendment to the revolving credit facility agreement which immediately reduced available capacity, NCB had a $225.0 million committed revolving line of credit agreement as of March 31, 2009 of which $180.0 million was outstanding. An additional $5.4 million was issued in letters of credit thereunder as of March 31, 2009. As of December 31, 2008, NCB had a $350.0 million committed revolving credit facility. As of December 31, 2008, $202.0 million was outstanding on a revolving line of credit with $5.4 million issued in letters of credit thereunder. The revolving line of credit agreement, as amended in 2009, matures in December 2010.
          As of March 31, 2009 and December 31, 2008, under its Medium Term Note Program, NCB had authority to issue up to $136.0 million of medium term notes of which none were outstanding as of March 31, 2009 or December 31, 2008.
          In addition, as of March 31, 2009 and December 31, 2008, NCB had $105.0 million of privately placed debt issued to various institutional investors outstanding.
          During the first quarter of 2009, NCB issued $25.0 million of senior unsecured debt under the TLGP with a maturity date of February 15, 2012. NCB paid $0.9 million of fees related to this issuance of debt.
          NCB’s long-term debt, as disclosed on its balance sheet includes $20.0 million of FHLB advances due June 2009 and $55.0 million of privately placed debt due December 2009.
          NCB’s subordinated debt, as disclosed on its balance sheet includes $2.5 million Class A Notes due December 2009.
Contractual Obligations
          As discussed above, NCB amended its revolving credit facility and senior note debt agreements as of March 31, 2009. Other than these debt amendments, as of March 31, 2009, there were no material changes to either the type or maturity of contractual obligations from December 31, 2008.
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
Provision for Income Taxes
          The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of NCB’s subsidiaries are subject to federal taxation. The income tax benefit for the three months ended March 31, 2009 and 2008 was $0.2 million and $56 thousand, respectively. NCB, FSB’s effective weighted average state tax rate was approximately 5.7% as of March 31, 2009 compared to 5.3% as of March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Incorporated by reference to the discussion contained under the caption “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4T. CONTROLS AND PROCEDURES
          NCB’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, NCB’s Chief Executive Officer and Chief Financial Officer concluded that NCB’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that NCB can meet its obligations to disclose in a timely manner material information required to be included in NCB’s reports under the Exchange Act.
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
Item 1A. Risk Factors
          There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of NCB’s Annual Report on Form 10-K since the year ended December 31, 2008.
Item 6. Exhibits
          The following exhibits are filed as part of this report:

Exhibit 13	2008 Annual Report

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK
Date: May 15, 2009

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ David Sanders
David Sanders
Senior Vice President, Corporate Controller