Form 10-Q
period 2009-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2009-08-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (202) 349-7444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See Definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2009: Class B 1,726,718; Class C 251,117.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$102,355	$39,971
Investment securities
Available-for-sale	57,949	68,098
Held-to-maturity	387	387
Loans held-for-sale ($4.8 million and $0.5 million recorded at fair value, respectively per SFAS 159)	21,195	14,278
Loans and lease financing	1,913,240	1,957,191
Less: Allowance for loan losses	(40,701)	(27,067)

Net loans and lease financing	1,872,539	1,930,124
Other assets	103,283	102,034

Total assets	$2,157,708	$2,154,892

Liabilities and Members’ Equity
Liabilities
Deposits	$1,266,567	$1,300,071
Other liabilities	38,122	38,581
Borrowings
Short-term	175,600	225,000
Long-term	295,210	197,690
Subordinated debt	116,489	116,489
Junior subordinated debt	51,547	51,547

Total borrowings	638,846	590,726

Total liabilities	1,943,535	1,929,378

Members’ equity
Common stock	197,784	197,784
Retained earnings
Allocated	13,238	7,154
Unallocated	5,984	25,008
Accumulated other comprehensive loss	(2,833)	(4,432)

Total members’ equity	214,173	225,514

Total liabilities and members’ equity	$2,157,708	$2,154,892

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans and lease financing	$27,116	$28,284	$55,089	$56,545
Investment securities	828	1,474	1,700	3,192
Other interest income	492	474	1,059	968

Total interest income	28,436	30,232	57,848	60,705

Interest expense
Deposits	7,004	8,981	15,110	19,071
Short-term borrowings	2,671	2,209	3,977	4,568
Long-term debt, other borrowings and subordinated debt	5,078	4,785	9,025	10,315

Total interest expense	14,753	15,975	28,112	33,954

Net interest income	13,683	14,257	29,736	26,751

Provision for loan losses	13,916	2,805	24,785	4,489

Net interest income after provision for loan losses	(233)	11,452	4,951	22,262

Non-interest income
Gain on sale of loans	3,486	2,998	6,620	577
Servicing fees	1,404	1,514	2,352	2,587
Letter of credit fees	1,244	1,129	2,261	2,145
Lower of cost or market valuation allowance	198	127	410	30
Real estate loan fees	139	160	336	312
SFAS 133 adjustment	49	154	143	3,304
Prepayment fees	27	324	107	569
Other	702	885	1,401	1,693

Total non-interest income	7,249	7,291	13,630	11,217

Non-interest expense
Compensation and employee benefits	7,124	9,035	15,565	17,297
Provision for losses on unfunded commitments	2,145	111	2,476	227
Occupancy and equipment	1,665	1,762	3,370	3,522
Other-than-temporary impairment losses (OTTI)	1,480	—	1,480	—
Less non-credit portion of OTTI recognized in other comprehensive income (before taxes)	(158)	—	(158)	—

Net impairment losses recognized in earnings	1,322	—	1,322	—
Contractual services	1,375	1,309	2,811	2,367
Information systems	1,118	1,210	2,252	2,527
FDIC premium	1,006	181	1,456	406
Loan costs	843	715	1,564	1,125
Corporate development	257	361	543	651
Travel and entertainment	180	306	334	560
Loss (gain) on sale of investments available-for-sale	154	(11)	95	(7)
Other	349	404	731	1,091

Total non-interest expense	17,538	15,383	32,519	29,766

(Loss) income before income taxes	(10,522)	3,360	(13,938)	3,713

Income tax (benefit) provision	(741)	110	(921)	54

Net (loss) income	$(9,781)	$3,250	$(13,017)	$3,659

Distribution of net (loss) income
Patronage dividends	$247	$—	$6,084	$—
Retained earnings	(10,028)	3,250	(19,101)	3,659

	$(9,781)	$3,250	$(13,017)	$3,659

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the six months ended June 30, 2009 and 2008
(in thousands)
(Unaudited)

	2009	2008

Net (loss) income	$(13,017)	$3,659

Other comprehensive (loss) income:
Non-credit portion of OTTI (Note 4)	(158)	—
Unrealized holding gain (loss) before tax on available-for- sale investment securities and interest-only non-certificated receivables	1,928	(7,751)
Tax effect	(94)	91

Comprehensive loss	$(11,341)	$(4,001)

The accompanying notes are an integral part of these consolidated financial statements.
NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the three months ended June 30, 2009 and 2008
(in thousands)
(Unaudited)

	2009	2008

Net (loss) income	$(9,781)	$3,250

Other comprehensive (loss) income:
Non-credit portion of OTTI	(158)	—
Unrealized holding gain (loss) before tax on available-for- sale investment securities and interest-only non-certificated receivables	2,064	(1,525)
Tax effect	(91)	41

Comprehensive (loss) income	$(7,966)	$1,766

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2009 and 2008
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2008	$197,784	$7,154	$25,008	$(4,432)	$225,514
Adjustment to intially apply FSP115-2 (Note 4)	—	—	77	(77)	—
Balance, January 1, 2009	197,784	7,154	25,085	(4,509)	225,514
Net loss	—	—	(13,017)	—	(13,017)
Non-credit portion of 2009 OTTI (Note 4)	—	—	—	(158)	(158)
2009 patronage dividends retained in form of equity	—	6,084	(6,084)	—	—
Unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	1,834	1,834

Balance, June 30, 2009	$197,784	$13,238	$5,984	$(2,833)	$214,173

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763
Adjustment to initially apply SFAS 157 (Note 16)	—	—	1,224	—	1,224
Net income	—	—	3,659	—	3,659
Cancellation of stock	(107)	—	107	—	—
Unrealized loss on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	(7,660)	(7,660)

Balance, June 30, 2008	$197,784	$—	$33,190	$(10,988)	$219,986

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(in thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities
Net (loss) income	$(13,017)	$3,659
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for loan losses	24,785	4,489
Provision for losses on unfunded commitments	2,476	227
Amortization and writedown of interest-only receivables and servicing rights	5,990	5,779
Depreciation and amortization, other	1,559	1,688
Gain on sale of loans, including SFAS 133 adjustments	(6,763)	(3,881)
Loss on other-than-temporary impairment, net	1,322	—
Loss (gain) on sale of investments available-for-sale	95	(7)
Purchase of loans held-for-sale	(80,696)	(193,685)
Loans originated for sale, net of principal collections	(231,593)	(153,571)
Lower of cost or market valuation allowance	(410)	(30)
Net proceeds from sale of loans held-for-sale	308,822	382,975
Decrease (increase) in other assets	6,477	(1,944)
(Decrease) increase in other liabilities	(3,113)	1,234

Net cash provided by operating activities	15,934	46,933

Cash flows from investing activities
Purchase of investment securities
Available-for-sale	(8,013)	(45,848)
Proceeds from maturities or repayments of investment securities
Available-for-sale	5,337	31,130
Proceeds from the sale of investment securities
Available-for-sale	10,741	12,592
Net decrease (increase) in loans and lease financing	29,263	(215,416)
Purchase of portfolio loans	—	(27,591)
Purchase of premises and equipment	(133)	(444)

Net cash provided by (used in) investing activities	37,195	(245,577)

Cash flows from financing activities
Net (decrease) increase in deposits	(33,898)	60,177
(Decrease) increase in short-term borrowings	(49,400)	81,700
Proceeds from long-term borrowings	118,499	25,000
Incurrence of debt amendment costs	(2,799)	—
Repayment of long-term borrowings	(20,000)	—
Incurrence of financing costs	(3,147)	(62)

Net cash provided by financing activities	9,255	166,815

Increase (decrease) in cash and cash equivalents	62,384	(31,829)
Cash and cash equivalents, beginning of period	39,971	63,724

Cash and cash equivalents, end of period	$102,355	$31,895

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(in thousands)
(Unaudited)

	2009	2008
Supplemental schedule of non-cash investing and financing activities:

Loans transferred to other real estate owned	$3,946	$645

Loans held-for-sale transferred to loans and lease financing, at the lower of cost or market	$354	$43,462

Transfer of loans and lease financing to loans held-for-sale	$—	$24,462

Supplemental information:

Interest paid	$28,539	$34,662

Income taxes paid	$354	$—
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2009
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
FASB Staff Position Financial Accounting Standards No. 157-4
In April 2009, the FASB issued FASB Staff Position FAS No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective beginning with NCB’s interim reporting period ending June 30, 2009, and has been applied prospectively. NCB has considered the disclosure requirements of FSP 157-4 in preparing these statements.
FASB Staff Position Financial Accounting Standards No. 107-1
In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 requires full disclosures (not summarized as previously required) about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective beginning with NCB’s interim reporting period ending June 30, 2009. NCB has adopted and applied the provisions of this FSP as of June 30, 2009 (see Note 16).
FASB Staff Position Financial Accounting Standards No. 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position FAS No. 115-2 and 124-2 (“FSP 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 modifies the requirements for recognition and presentation of other-than-temporary impairment losses. Losses considered to be related to credit deterioration of the underlying issuer(s) (e.g. expected cash flows will be less than the amortized cost basis of the investment security) will be reflected in earnings. Declines in value related to market factors will be presented as a component of accumulated other comprehensive income. NCB adopted FSP 115-2 for the reporting period ended June 30, 2009, and applied the guidance to its existing debt securities as of January 1, 2009, and recognized the effects of applying the FSP as a change in accounting principle. NCB recognized the effect of initially applying FSP 115-2, totaling $77 thousand of market-related OTTI, as an increase in the retained earnings balance as of January 1, 2009; with a corresponding change in accumulated other comprehensive loss.
Statement of Financial Accounting Standards No. 165
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, (“SFAS 165”), “Subsequent Events.” SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

Statement of Financial Accounting Standards No. 166
On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets.” SFAS 166 is a revision to Statement of Financial Accounting Standard No. 140, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirement for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for NCB’s reporting periods beginning on January 1, 2010 and NCB is currently evaluating the potential impact of this guidance.
Statement of Financial Accounting Standards No. 167
On, June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS 167 is a revision to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for NCB’s reporting periods beginning on January 1, 2010 and NCB is currently evaluating the potential impact of this guidance.
Statement of Financial Accounting Standards No. 168
On June 29, 2009, the FASB issued Statement of Financial Accounting Standards No. 168, (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles (GAAP), which is a replacement of SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). SFAS 168 is the last numbered standard to be issued by the FASB under the old numbering system. There will no longer be accounting standards in the form of statements, staff positions, Emerging Issues Task Force abstracts, or AICPA Accounting statements of Position. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
NCB’s other critical accounting policies and a summary of NCB’s significant accounting policies are disclosed in its Form 10-K.
3. CASH AND CASH EQUIVALENTS
The composition of cash and cash equivalents is as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Cash	$84,311	$25,677
Cash equivalents	18,044	14,294

Total	$102,355	$39,971

4. INVESTMENT SECURITIES
The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) as of June 30, 2009, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$27,023	$18	$(1,723)	$25,318
Interest-only non-certificated receivables	27,036	260	(1,379)	25,917
U.S. Treasury and agency obligations	14,693	299	—	14,992
Mutual funds	378	—	—	378
Mortgage-backed securities & CMO’s	17,501	46	(316)	17,231
Equity securities	51	—	(22)	29

Total	$86,682	$623	$(3,440)	$83,865

For the six months ending June 30, 2009, NCB purchased $8.0 million of U.S. Treasury and agency obligations. Also, $1.0 million of this type of security matured, $0.4 million were repaid and $10.2 million were sold during the six months ending June 30, 2009. The composition of available-for-sale investment securities and interest-only non-certificated receivables as of December 31, 2008, is as follows (dollars in thousands):

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
The fair value of the securities and unrealized losses as of June 30, 2009 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$—	$—	$24,324	$(1,723)	$24,324	$(1,723)
Interest-only non-certificated receivables	—	—	22,723	(1,379)	22,723	(1,379)
Mortgage-backed securities & CMO’s	—	—	13,725	(316)	13,725	(316)
Equity securities	31	(22)	—	—	31	(22)

Total	$31	$(22)	$60,772	$(3,418)	$60,803	$(3,440)

The fair value of the securities and unrealized losses as of December 31, 2008 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$1,448	$(26)	$25,365	$(2,046)	$26,813	$(2,072)
Interest-only non-certificated receivables	—	—	18,044	(1,374)	18,044	(1,374)
Mortgage-backed securities & CMO’s	16,759	(293)	3,641	(1,793)	20,400	(2,086)
Equity securities	31	(21)	—	—	31	(21)

Total	$18,238	$(340)	$47,050	$(5,213)	$65,288	$(5,553)

NCB’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for other-than-temporary impairment on a quarterly basis. NCB’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. NCB’s portfolio segments include: interest-only certificated receivables; interest-only non-certificated receivables; U.S. Treasury and agency obligations; mutual funds; mortgage-backed securities; collateralized mortgage obligations (“CMO’s”); and equity securities.
Interest-only receivables
The interest-only certificated and non-certificated receivables have experienced price declines because of increased pricing spreads demanded by the investor community and by illiquidity in the secondary market for these types of investments. Each of the interest-only receivables is collateralized only by loans originated by NCB. As of June 30, 2009, the collateral mortgages continue to perform and there have been no defaults nor do we expect there to be an adverse change in future cash flows. NCB expects to fully recover the amortized cost basis of these investment securities. Consequently as of June 30, 2009, the unrealized losses on the interest-only certificated and interest-only non-certificated securities are considered temporary in nature.
Mortgage-backed securities
As of June 30, 2009, NCB held mortgage-backed securities issued by Freddie Mac and Fannie Mae. Freddie Mac and Fannie Mae are now under the conservatorship of the U.S. Government. The timely payment of the principal and interest on the mortgage-backed securities are guaranteed by each issuer and now further supported by the U.S. government as the government has been providing funds to support Fannie Mae and Freddie Mac. Any decline in fair value of the mortgage-backed securities is temporary in nature as NCB expects to recover all contractual cash flows during its holding period and because these investments are now supported by the U.S. government. There were $3.7 million of principal repayments on the mortgage-backed securities during the six months ending June 30, 2009.
CMO’s
NCB acquired five CMO securities issued by Morgan Stanley in 2007 with a total par value of $8.5 million. During the six months ending June 30, 2009, there were $0.2 million of principal repayments on the CMO’s. Management monitors the credit support of each of the bonds held by NCB, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through June 30, 2009, the financial condition and credit quality of certain underlying issuers or collateral has deteriorated. NCB projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors. During the fourth quarter of 2008, NCB recognized OTTI of $1.7 million on three of the five CMO investment securities reducing the aggregate carrying value of these three securities to $5.7 million. During the second quarter of 2009, and based on NCB’s most recent estimates of the aforementioned factors, NCB recognized OTTI of $1.5 million on a fourth CMO investment security, reducing the carrying value from $1.8 million to $0.3 million. No OTTI was recognized for the fifth CMO security given the substantial amount of subordination to that tranche. As of June 30, 2009 and after the recognition of OTTI on four of the five CMO securities, the aggregate carrying value was $4.1 million.

The application of FSP 115-2 requires the presentation of credit-related OTTI as a charge to earnings. Market-related OTTI is presented as an adjustment to other comprehensive income and presented in NCB’s statement of members’ equity. Credit related OTTI is presented in earnings in the Statements of (Loss) Income. In applying FSP 115-2, NCB determined the market and credit related OTTI using discounted cash flow techniques. The application of FSP 115-2 resulted in the recognition of $158 thousand of market-related OTTI in other comprehensive income for the three and six months ending June 30, 2009. As of June 30, 2009, NCB does not intend to sell nor is it more likely than not that NCB will be required to sell the CMO investment securities.
As stated, NCB does not consider the interest-only receivables, mutual funds, mortgage-backed securities or equity securities (all classified as available-for-sale) to be other-than-temporarily impaired as of June 30, 2009. At this time, NCB does not intend to sell nor is it more than likely than not that NCB will be required to sell these investment securities. NCB’s intent to dispose or the likelihood of a disposition of one or more type(s) of investment securities may change in future periods because of market conditions, uncertainties and other unforeseen events.
The table below presents a roll-forward of the credit-related losses recognized in earnings. The beginning balance represents the OTTI for debt securities that occurred prior to January 1, 2009, which has been adjusted for the application of FSP 115-2. OTTI recognized in earnings in the first half of 2009 for credit-related OTTI is presented as additions in two components based upon whether the current period was the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit-related component is reduced if NCB sells, intends to sell or believe it will be required to sell previously credit-impaired debt securities. Additionally, the credit-related loss is reduced if NCB receives or expects to receive cashflows in excess of what was previously expected to be received over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit-related loss component of credit-impaired debt securities were as follows (dollars in thousands):

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Balance, December 31, 2008	$1,692	$1,692
Adjustment to initially apply FSP115-2	(77)	(77)
Balance, January 1, 2009	$1,615	$1,615
Additions:
Initial credit impairments	1,322	1,322
Subsequent credit impairments	—	—

Reductions:
For securities sold	—	—
Due to change in intent to sell or requirements to sell	—	—
For increases in expected cashflows	—	—

Balance, June 30, 2009	$2,937	$2,937

The maturities of available-for-sale U.S. Treasury and agency obligations investment securities as of June 30, 2009 are as follows (dollars in thousands):

	2009
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$2,613	4.45%	$2,659
After 1 year through 5 years	10,734	1.53%	10,921
Over 5 years	1,346	5.28%	1,412

Total	$14,693	2.39%	$14,992

The maturities of available-for-sale U.S. Treasury and agency obligations investment securities as of December 31, 2008 are as follows (dollars in thousands):

	2008
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$11,799	2.84%	$11,927
After 1 year through 5 years	4,679	3.62%	4,881
Over 5 years	1,769	5.25%	1,827

Total	$18,247	3.27%	$18,635

Mutual funds, equity securities, mortgage-backed securities, and interest-only receivables are excluded from the maturity table. Mutual funds do not have contractual maturities. Mortgage-backed securities and interest-only receivables have contractual maturities which differ from actual maturities because borrowers may have the right to call or prepay obligations. Interest-only receivables pertain to Cooperative Loans to cooperative housing corporations.
The composition of held-to-maturity investment securities as of June 30, 2009 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$387	$—	$(13)	$374
The composition of held-to-maturity investment securities as of December 31, 2008 is as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$387	$—	$(13)	$374
The maturities of held-to-maturity investments as of June 30, 2009 are as follows (dollars in thousands):

	2009
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
After 1 year through 5 years	387	4.14%	374

Total	$387	4.14%	$374

The maturities of held-to-maturity investments as of December 31, 2008 are as follows (dollars in thousands):

	2008
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
After 1 year through 5 years	387	7.37%	374

Total	$387	7.37%	$374

There was no indication of OTTI for NCB’s held-to-maturity investments as of June 30, 2009 or December 31, 2008.
5. LOAN SERVICING
The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2009	2008
Balance at January 1	$5,550,592	$5,346,251
Additions	225,830	190,789
Loan payments and payoffs	(183,568)	(123,392)

Balance at June 30	$5,592,854	$5,413,648

Refer to Note 18 for an analysis of mortgage servicing rights related to the above portfolio of loans serviced for others.
6. LOANS HELD-FOR-SALE
Loans held-for-sale by category are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Consumer Loans	$1,760	$940
Commercial Loans	2,865	8,766
Real Estate Loans:
Residential	16,570	4,572
Commercial	—	—

Total	$21,195	$14,278

Loans held-for-sale for which NCB has not elected the fair value option are recorded at the lower of cost or fair value. The fair value option under SFAS 159 was elected for $4.8 million and $0.5 million Residential Real Estate Loans as of June 30, 2009 and December 31, 2008, respectively. The Residential Real Estate Loans for which the fair value option was not elected amounted to $11.8 million and $4.1 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, respectively, NCB recorded a valuation allowance of $0.2 million and $0.9 million to reflect the current market pricing for NCB’s loans held-for-sale accounted for at the lower of cost or fair value. See Note 16 for a discussion of the valuation allowance recorded against those loans for which the fair value option has been elected.
During the first half of 2009, $0.6 million of Residential Real Estate Loans were transferred, at the lower of cost or market value, to loans and lease financing as the market for those loans was extremely limited. At the time of transfer the fair value of certain loans were lower than the cost and therefore, NCB transferred the loans at $0.4 million and recognized a $0.2 million loss on the transfer date.

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
7. LOANS AND LEASE FINANCING
Loans and leases outstanding by category are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Consumer Loans	$44,407	$53,101
Commercial Loans	658,248	691,817
Real Estate Loans:
Residential	827,111	817,538
Commercial	383,215	394,324
Leases	259	411

Total	$1,913,240	$1,957,191

8. IMPAIRED LOANS
A loan is considered impaired when, based on current information; it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $86.5 million and $20.4 million as of June 30, 2009, and December 31, 2008, respectively. The aggregate average balance of impaired loans was $48.4 million and $16.3 million for the six months ending June 30, 2009, and the year ending December 31, 2008, respectively. The interest income that was due, but not recognized, on impaired loans was $3.4 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.
As of June 30, 2009, NCB had an allowance of $21.0 million on the $86.5 million of impaired loans. Of the $86.5 million of impaired loans, $18.0 million needed no allowance because the fair value of the collateral was greater than the amount owed on the loan.
As of December 31, 2008, NCB had an allowance of $6.3 million on the $20.4 million of impaired loans. Of the $20.4 million of impaired loans, $7.6 million needed no allowance because the fair value of the collateral was greater than the amount owed on the loan.
As of June 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were impaired.
9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
The following is a summary of the components of the allowance for loan losses as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Allowance on impaired loans	$20,960	$6,314
Allowance on other loans	19,741	20,753

Total allowance for loan losses	$40,701	$27,067

The following is a summary of the activity in the allowance for loan losses during the six months ended June 30 (dollars in thousands):

	2009	2008
Balance as of January 1	$27,067	$17,714

Charge-offs
Consumer Loans	(3,098)	(1,013)
Commercial Loans	(8,655)	(43)

Total charge-offs	(11,753)	(1,056)

Recoveries
Consumer Loans	403	49
Commercial Loans	199	192

Total recoveries	602	241

Net charge-offs	(11,151)	(815)

Provision for loan losses	24,785	4,489

Balance as of June 30	$40,701	$21,388

Of the $11.8 million of charge-offs for the six months ending June 30, 2009, $5.8 million was related to charge-offs of seven Commercial Loans, $2.9 million was related to various other Commercial Loans and $3.1 million was related to charge-offs of various Consumer Loans. Of the $1.1 million of charge-offs for the six months ending June 30, 2008, $0.6 million was related to charge-offs of Consumer Loans to two borrowers.
Of the $24.8 million provision for loan losses for the six months ended June 30, 2009, $17.4 million was related to six Commercial Loans, $1.5 million was related to one Real Estate Loan and $1.9 million was related to four Consumer Loans.
NCB’s increased provision for loan losses and increased charge-off activity was primarily driven by severe financial problems experienced by a limited number of borrowers. Certain of these borrowers had higher loan balances than NCB’s typical borrower. Certain of these borrowers also suddenly and unexpectedly filed for bankruptcy protection during the second quarter of 2009.
The higher provision for loan losses in 2009 compared to 2008 reflects an increase in the allowance for loan losses in response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values.
Unfunded Commitments
Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. For NCB’s letters of credit issued in connection with certain variable rate municipal bonds, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Of the $2.5 million provision for unfunded commitments for the six months ended June 30, 2009, $2.2 million was due to the downgrade of three letters of credit in the amount of $13.0 million of which no amounts have been funded. Of the $13.0 million, $3.0 million is related to a Commercial Loan with a reserve for losses of $1.5 million and $10.0 million is related to variable rate municipal bonds in connection with healthcare facilities with a reserve for losses of $1.9 million.

The following is a summary of the activity in the reserve for losses on the unfunded commitments of the letters of credit, described above, which is included in other liabilities (dollars in thousands):

2009
Balance as of January 1	$2,675
Provision for losses on unfunded commitments	2,476

Balance as of June 30	$5,151

2008
Balance as of January 1	$2,016
Provision for losses on unfunded commitments	227

Balance as of June 30	$2,243

10. OTHER ASSETS
Other assets consisted of the following as of (dollars in thousands):

	June 30,	December 31,
	2009	2008
Interest-only non-certificated receivables, at fair value	$25,917	$27,264
Mortgage servicing rights	13,892	13,252
Premises and equipment, net	12,739	13,447
Accrued interest receivable	9,833	11,169
Federal Home Loan Bank stock	9,651	9,651
Valuation of letters of credit	7,370	9,021
Debt issuance costs	7,240	2,297
Other real estate owned	3,988	659
Equity method investments	3,185	3,269
Prepaid assets	2,274	1,231
Derivative assets	2,044	2,258
Other	5,150	8,516

Total other assets	$103,283	$102,034

The $3.3 million increase in other real estate owned is mainly due to two commercial properties in the amount of $2.9 million.

11. DEPOSITS
Deposits consisted of the following as of (dollars in thousands):

	June 30, 2009		December 31, 2008
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$78,134	—	$90,423	—
Interest-bearing demand deposits	272,024	0.95%	248,960	1.04%
Savings deposits	8,451	0.29%	7,376	0.31%
Certificates of deposit	907,958	2.63%	953,312	3.48%

Total deposits	$1,266,567	2.08%	$1,300,071	2.75%

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $751.6 million and $675.2 million as of June 30, 2009 and December 31, 2008, respectively.
As of June 30, 2009 and December 31, 2008, the scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Within 3 months	$233,801	$176,774
Over 3 months through 6 months	129,114	143,744
Over 6 months through 12 months	149,006	189,644
Over 12 months	239,639	165,046

Total certificates of deposit	$751,560	$675,208

NCB has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB, FSB’s cashflow needs. Specifically, the cash flow needed to satisfy maturing certificates would be derived from cash, the sale of loans held-for-sale, loan maturities, issuance of new certificates of deposit and advances from the FHLB. Deposits are held at NCB,FSB.
Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $129.6 million as of June 30, 2009.
Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest-bearing demand deposits	$708	$1,125	$1,419	$2,884
Savings deposits	6	9	12	19
Certificates of deposit	6,289	7,847	13,679	16,168

Total deposit interest expense	$7,003	$8,981	$15,110	$19,071

12. BORROWINGS
As of June 30, 2009 and December 31, 2008, NCB’s short-term borrowings, as disclosed on its consolidated balance sheet, consisted of advances from the FHLB, due within one year, of $10.6 million and $23.0 million, respectively and a short-term revolving line of credit with an outstanding balance of $165.0 million and $202.0 million, respectively.
As of June 30, 2009, NCB’s long-term borrowings, as disclosed on its consolidated balance sheet, consisted of advances from the FHLB, maturing between June 2011 and March 2014 of $100.0 million, $55.0 million of privately placed debt due in December 2009, $50.0 million of privately placed debt due in December 2010 and $88.7 million of senior unsecured debt issued under the Temporary Liquidity Guarantee Program (“TLGP”). During the first quarter of 2009, NCB issued $25.0 million of senior unsecured TLGP debt with a maturity date of February 15, 2012. In connection with this debt issuance, NCB incurred $0.9 million of costs which have been capitalized and included as a component of other assets. The capitalized costs are amortized on a level yield basis. During the second quarter of 2009, NCB issued an additional $50.0 million of senior unsecured debt under the TLGP with a maturity of May 27, 2012, of which $13.7 million was issued by NCB, FSB itself. In connection with this debt issuance, NCB incurred $2.3 million of costs which have been capitalized and included as a component of other assets.
As of December 31, 2008, NCB’s long-term borrowings, as disclosed on its consolidated balance sheet, included $70.0 million of FHLB advances maturing between June 2011 and June 2012, $20.0 million of FHLB advances that matured in June 2009, $55.0 million of privately placed debt due in December 2009 and $50.0 million of privately placed debt due in December 2010.
As of June 30, 2009 and December 31, 2008, NCB’s subordinated debt, as disclosed on its balance sheet, includes $2.5 million of Class A Notes due December 2009 and $114.0 million of Class A Notes due between December 2010 and October 2020.
As of June 30, 2009 and December 31, 2008, NCB’s junior subordinated debt, as disclosed on its balance sheet, includes $51.5 million of trust preferred securities through a Delaware statutory business trust maturing in January 2034.
As disclosed in NCB’s 2008 Annual Report on Form 10-K, NCB violated certain financial covenants contained in the short-term revolving credit facility and senior note purchase agreements. On March 31, 2009, NCB executed amendments to these agreements. The amendments changed certain covenant thresholds and required NCB to pledge its assets to secure the debt under such agreements and to have NCB Financial Corporation, a wholly owned subsidiary of NCB, guarantee the debt and pledge the stock of NCB, FSB, a federally chartered savings bank wholly owned by NCB Financial Corporation. Pursuant to those requirements, on April 30, 2009, NCB executed a Security Agreement with the agent and NCB Financial Corporation executed a Guarantee Agreement and a Pledge and Security Agreement with the same agent. In connection with the amendments, as of June 30, 2009, NCB incurred $2.8 million of costs which have been capitalized and included as a component of other assets. The capitalized costs are amortized on a level yield basis over the remaining contractual maturity of each debt agreement.
NCB was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants because of increased loan loss provisions and charge-off’s principally related to a small number of borrowers experiencing pronounced financial difficulties, including several borrowers which have filed for bankruptcy. On August 14, 2009, NCB entered into a forbearance agreement with each of the required holders under each of NCB’s senior note purchase agreement and NCB’s revolving credit facility. The forbearance agreements were entered into under customary terms and conditions, including the suspension of the need for NCB to comply with certain financial covenants for the duration of the forbearance period. Other provisions include:
•	a forbearance period that will expire on November 16, 2009 under the senior note purchase agreement and the revolving credit facility by each of the counterparties under those instruments.

•	agreement by NCB to a minimum liquidity covenant during the duration of the forbearance period.

•	the insertion of an additional asset quality target for NCB’s loan portfolio.

•
agreement by NCB that certain yield maintenance amounts on account of the notes due 2009 and the notes due 2010 will be added to the principal balances thereof, and will be payable at maturity. The aggregate yield maintenance amount is approximately $6.8 million.

•
an increase in the rates of interest to 300 basis points over the current rate for the senior note purchase agreement and 200 points over the base rate for the revolving credit facility. Prior to the interest rate increases, the interest rate for the senior note purchase agreement was fixed at 8.5% and the revolving credit facility was LIBOR plus 3.5% or prime (base rate) plus 1.0% as of June 30, 2009.

•
the payment of a forbearance fee of 25 basis points of the aggregate outstanding principal amount of the senior notes and the aggregate principal amount outstanding of the revolving credit facility. Total forbearance fees are approximately $0.7 million.

Until a further agreement is reached with the banks under the revolving credit facility, NCB does not have access to the revolving line of credit. NCB intends to use the 90-day forbearance period to work with the lenders, noteholders and regulatory authorities to outline and begin implementation of a plan to address its debt burden and maximize liquidity.

In the event that NCB is ultimately unable to reach an agreement to amend its existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit agreement prior to the expiration or termination of the forbearance agreements, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.
Although NCB believes that we have adequate liquidity to meet all of our obligations for the duration of the forbearance period and we do not have the intent to sell any specific investment securities or loans nor is it more likely than not that we will be required to sell any of our investments that are currently impaired, we may need to monetize certain assets to raise funds to meet our obligations under the senior note agreement and credit agreement if we cannot reach agreement with our lenders or if the forbearance agreement otherwise terminates or expires without addressing NCB’s debt burden.
Notwithstanding any additional curtailments that may arise in negotiations during the forbearance period, and as of June 30, 2009, NCB has the following scheduled debt maturities between June 30, 2009 and December 31, 2010:
•	$2.5 million Class A Notes due December 2009

•	$55.0 million of privately placed debt due December 2009

•	$50.0 million of privately placed debt due December 2010

•	$24.0 million of Class A notes amortization due December 2010

13.	REGULATORY CAPITAL AND RETAINED EARNINGS OF NCB, FSB
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
During the first quarter of 2009, NCB invested $7.0 million in NCB Financial Corporation, parent company of NCB, FSB. Under the investment limitations in its credit agreements, NCB itself will not be able to invest additional capital in NCB, FSB absent equity growth at NCB.

NCB, FSB’s capital exceeded the minimum capital requirements as of June 30, 2009 and December 31, 2008. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) as of June 30, 2009 and December 31, 2008 (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009:
Tangible Capital (to tangible assets)	$154,403	9.85%	$23,524	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$169,012	11.69%	$115,711	8.00%	$144,639	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$153,955	10.64%	N/A	N/A	$86,784	6.00%
Core Capital (to adjusted tangible assets)	$154,403	9.85%	$62,731	4.00%	$78,414	5.00%

As of December 31, 2008:
Tangible Capital (to tangible assets)	$156,775	9.89%	$23,783	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$173,949	11.94%	$116,571	8.00%	$145,713	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	$156,316	10.73%	N/A	N/A	$87,428	6.00%
Core Capital (to adjusted tangible assets)	$156,775	9.89%	$63,421	4.00%	$79,277	5.00%
The Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. NCB, FSB must provide prior notice to the Office of Thrift Supervision of the capital distribution. If NCB, FSB’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified NCB, FSB that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As of June 30, 2009, no such limitations or restrictions existed.
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
Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.25% to 4.50% of the commitment amount. The standby letters of credit mature throughout 2009 to 2016. As of June 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $286.3 million of which $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. During 2008, NCB provided funding for seven letters of credit for a total of $4.8 million of which all amounts were recovered at the time the bonds were remarketed and sold to other third-parties. As of June 30, 2009, none of the letters of credit remain outstanding for municipal bonds that could not be sold to another purchaser and payment is demanded. As of June 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $286.3 million of which $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds which mature before the end of 2013. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. During 2008, NCB provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million ws the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. As of June 30, 2009, none of the letters of credit related to the municipal bonds were funded. As of June 30, 2009, $19.1 million of the $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds were classified as criticized, and the associated reserve for losses on these unfunded commitments were $2.8 million.
In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statement No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” In accordance with FIN 45, a liability of $7.1 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $7.4 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of June 30, 2009. A liability of $8.7 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2008.

The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$901,162	$912,427	$4,506	$4,562
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	$12,460	$8,661	$235	$144
Cooperative and Commercial Real Estate Loans	$36,690	$32,585	$1,410	$600
Standby letters of credit	$286,252	$293,711	$10,652	$12,131
Effective January 1, 2008, NCB valued certain rate lock commitments (that are ultimately intended for sale after the loan was funded) in accordance with SFAS 157 and SAB 109. See Note 16.
NCB had a general reserve of $5.2 million as of June 30, 2009 to cover its loss exposure to unfunded commitments. As of December 31, 2008, NCB had a general reserve of $1.7 million and a specific reserve of $1.0 million for the same purpose.
15. DERIVATIVE FINANCIAL INSTRUMENTS
NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its exposure to fluctuations in interest rates. These instruments include interest rate swaps, financial futures contracts, and forward loan sales commitments. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate, spread and credit risk for NCB or any of its customers.
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
Interest rate swaps are executed to manage the interest rate risk associated with specific assets or liabilities. An interest rate swap agreement commits each party to make periodic interest payments to the other based on an agreed-upon fixed rate or floating rate index. There are no exchanges of principal amounts. Entering into an interest rate swap agreement involves the risk of default by counterparties and interest rate risk resulting from unmatched positions. The amounts potentially subject to credit risk are significantly smaller than the notional amounts of the agreements. NCB is not exposed to any credit loss in the event of nonperformance by its counter parties as of June 30, 2009. NCB does not anticipate nonperformance by any of its counterparties. Income or expense from interest rate swaps is treated as an adjustment to interest expense/income on the hedged asset or liability.
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
Forward loan sales commitments lock in the prices at which Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the variability of a major portion of the change in fair value of these loans held-for-sale by employing forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held-for-sale. NCB also participates in cash window and mortgage-backed security programs with Fannie Mae to forward sell Cooperative, Residential Real Estate and Multifamily Loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose NCB to variability in their fair value due to changes in interest rates. To mitigate the effect of this interest rate risk, NCB enters into offsetting forward loan sale commitments. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to fair value through earnings.

The estimated fair values of NCB’s financial futures contracts, interest rate swaps, interest rate lock commitments and forward sales commitments are recorded as a component of other assets and other liabilities on the consolidated balance sheet.
The fair values of derivative instruments on the consolidated balance sheet as of June 30, 2009 are as follows (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swap agreements related to loans and loan commitments	Other assets	$—	$—	Other liabilities	$3,146	$(485)

Total derivatives designated as hedging instruments under SFAS 133		—	—		3,146	(485)

Derivatives not designated as hedging instruments under SFAS 133:
Forward sales commitments
Single-family Residential and Share Loans	Other assets	11,610	107	Other liabilities	6,788	(33)
Cooperative and Multifamily Loans	Other assets	26,450	287	Other liabilities	14,940	(337)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	11,030	240	Other liabilities	1,430	(5)
Cooperative and Commercial Real Estate Loans	Other assets	36,690	1,410	Other liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		85,780	2,044		23,158	(375)

Total derivatives		$85,780	$2,044		$26,304	$(860)

The fair values of derivative instruments on the consolidated balance sheet as of December 31, 2008 are as follows (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swap agreements related to debt	Other assets	$40,000	$1,447	Other liabilities	$—	$—
Interest rate swap agreements related to loans and loan commitments	Other assets	—	—	Other liabilities	3,442	(848)

Total derivatives designated as hedging instruments under SFAS 133		40,000	1,447		3,442	(848)

Derivatives not designated as hedging instruments under SFAS 133:
Financial futures contracts	Other assets	—	—	Other liabilities	500	(10)
Forward sales commitments
Single-family Residential and Share Loans	Other assets	1,512	4	Other liabilities	4,282	(21)
Cooperative and Multifamily Loans	Other assets	22,660	127	Other liabilities	9,925	(85)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	8,661	165	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	32,585	600	Other liabilities	—	—

Total derivatives not designated as hedging instruments under SFAS 133		65,418	896		14,707	(116)

Total derivatives		$105,418	$2,343		$18,149	$(964)

The effect of derivative instruments accounted for pursuant to SFAS 133 and designated as fair value hedging relationships on the consolidated statement of (loss) income for the six months ending June 30, 2009 are as follows (dollars in thousands):

Derivatives	Location of Gain	Amount of Gain	Location of Loss	Amount of Loss
Designated as Fair Value	Recognized in Income on	Recognized in Income on	Recognized in Income on	Recognized in Income on
Hedging Relationships	Derivatives	Derivatives	Hedged Item	Hedged Item
Interest rate swap agreements related to loans and loan commitments	Other income/(expense)	$310	Other income/(expense)	$(342)

Total		$310		$(342)

The effect of derivative instruments accounted for pursuant to SFAS 133 and designated as fair value hedging relationships on the consolidated statement of (loss) income for the three months ending June 30, 2009 are as follows (dollars in thousands):

Derivatives	Location of Gain	Amount of Gain	Location of Loss	Amount of Loss
Designated as Fair Value	Recognized in Income on	Recognized in Income on	Recognized in Income on	Recognized in Income on
Hedging Relationships	Derivatives	Derivatives	Hedged Item	Hedged Item
Interest rate swap agreements related to loans and loan commitments	Other income/(expense)	$232	Other income/(expense)	$(270)

Total		$232		$(270)

The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the consolidated statement of (loss) income for the six months ending June 30, 2009 (dollars in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Income on	Recognized in Income on
under SFAS 133	Derivatives	Derivatives
Financial futures contracts	Other income/(expense)	$10
Forward sales commitments
Single-family Residential and Share Loans	Other income/(expense)	90
Cooperative and Multifamily Loans	Other income/(expense)	(92)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other income/(expense)	71
Cooperative and Commercial Real Estate Loans	Other income/(expense)	810
Interest rate swap agreements related to loans and loan commitments	Other income/(expense)	53
Interest rate swap agreements	Other income/(expense)	(117)

Total		$825

The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the consolidated statement of (loss) income for the three months ending June 30, 2009 (dollars in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Income on	Recognized in Income on
under SFAS 133	Derivatives	Derivatives
Financial futures contracts	Other income/(expense)	$—
Forward sales commitments
Single-family Residential and Share Loans	Other income/(expense)	75
Cooperative and Multifamily Loans	Other income/(expense)	853
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other income/(expense)	(203)
Cooperative and Commercial Real Estate Loans	Other income/(expense)	799
Interest rate swap agreements related to loans and loan commitments	Other income/(expense)	—
Interest rate swap agreements	Other income/(expense)	(117)

Total		$1,407

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
16. FAIR VALUE MEASUREMENTS
During 2008, NCB elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value pursuant to the provisions of SFAS 159. Unrealized gains and losses for these identified loans were included in earnings. Of the $16.6 million Residential Real Estate Loans held-for-sale disclosed in Note 6, NCB has elected the fair value option under SFAS 159 for $4.8 million as of June 30, 2009. The difference in fair value of the loans under SFAS 159 that have been funded but not sold compared to their principal balance was $0.1 million and was recorded in gain on sale of loans as of June 30, 2009. The fair value option was not elected for the remaining $11.8 million Residential Real Estate Loans disclosed in Note 6. Further, NCB has not elected the fair value option for any of the $4.6 million of principal balance of Consumer and Commercial Loans disclosed in Note 6.

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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value:
•
Interest-only Certificated and Interest-only Non-Certificated Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available but utilized for the valuation of NCB’s interest-only receivables. Refer to Note 18 herein for a discussion of the assumptions used to measure the fair value of these receivables.

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

•
CMO’s — a component of Mortgage-Backed Securities that NCB holds, are not traded in active markets and there is little secondary market data that can be used; but what is available is used to value the CMO’s. Therefore the assumptions used in the determination of the fair value of the CMO’s are considered Level 3. Except as noted in Note 4, herein, the assumptions used to value the CMO’s are disclosed in NCB’s Form 10-K and have not changed.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Interest-only certificated receivables	$—	$—	$25,318	$25,318
Interest-only non-certificated receivables		—	25,917	25,917
U.S. Treasury and agency obligations	14,992	—	—	14,992
Mutual funds	378	—	—	378
Mortgage-backed securities & CMO’s	—	13,131	4,100	17,231
Equity securities	29	—	—	29
Derivative instruments	—	2,044	—	2,044
Loans held-for-sale	—	4,837	—	4,837

Total	$15,399	$20,012	$55,335	$90,746

Liabilities
Derivative instruments	$—	$867	$—	$867

Total	$—	$867	$—	$867

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

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

The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (dollars in thousands):

	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	(1,322	)(1)
Included in other comprehensive income	348	(382)	1,671
Purchases, issuances, settlements and fundings	—	1,230	—
Write down of asset due to prepayment	—	(15)	—
Transfers in and/or out of Level 3	—	—	—
Principal repayments	—	—	(186)
Amortization	(2,884)	(2,180)	(1)

Balance at June 30, 2009	$25,318	$25,917	$4,100

(1)
These losses included in earnings have been recognized as Other-than-temporary impairment losses on NCB’s Consolidated Statements of (Loss) Income for the three and six months ending June 30, 2009. All CMO’s are still held by NCB as of June 30, 2009.

The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2008 (dollars in thousands):

	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—	(1,692	)(1)
Included in other comprehensive income	(342)	359	(1,215)
Purchases, issuances, settlements and fundings	—	1,494	—
Write down of asset due to prepayment	—	(28)
Transfers in and/or out of Level 3	—	—	—
Amortization	(5,632)	(4,493)	(410)

Balance at December 31, 2008	$27,854	$27,264	$3,938

(1)
These losses included in earnings have been recognized as Other-than-temporary impairment losses on NCB’s Consolidated Statements of (Loss) Income for the year ended December 31, 2008. All CMO’s were still held by NCB as of December 31, 2008.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008:
•
Loans Held-For-Sale — NCB’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The cost basis, after considering the effects of SFAS 133, of these loans was $8.6 million and $4.4 million as of June 30, 2009 and December 31, 2008, respectively. NCB determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies these loans held-for-sale as Level 3.

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

The following tables summarize the fair value of instruments measured on a non-recurring basis as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Loans held-for-sale	$—	$—	$9,044	$9,044	(1)
Mortgage servicing rights	—	—	4,402	4,402	(2)
Impaired loans	—	—	47,598	47,598	(3)

Total	$—	$—	$61,044	$61,044

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Loans held-for-sale	$—	$—	$4,028	$4,028	(1)
Mortgage servicing rights	—	—	4,351	4,351	(2)
Impaired loans	—	—	6,414	6,414	(3)

Total	$—	$—	$14,793	$14,793

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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value and for those instruments that NCB has not measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:
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

The following table summarizes the carrying amount and fair value of the financial instruments that NCB has not measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$102,355	$102,355	$39,971	$39,971
Held-to-maturity investment securities	387	374	387	374
Mortgage servicing rights	13,892	15,995	13,252	14,891
Loans held-for-sale	21,195	20,922	14,278	14,396
Loans and lease financing, net	1,872,539	1,858,880	1,930,124	1,973,435
Accrued interest receivables	9,833	9,833	11,169	11,169
Financial Liabilities:
Deposits	1,266,567	1,293,149	1,300,071	1,320,529
Short-term borrowings	175,600	175,591	225,000	225,000
Long-term debt	295,210	292,942	196,447	196,673
Subordinated debt	116,489	64,108	116,489	92,252
Junior subordinated debt	51,547	14,659	51,547	33,245
Accrued interest payable	5,342	5,342	6,151	6,151

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value
Undrawn commitments to extend credit	$901,162	$4,506	$912,427	$4,562
Standby letters of credit	$286,252	$10,652	$293,711	$12,131
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

The following is the segment reporting for the six months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2009	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$16,814	$23,113	$2,875	$14,230	$816	$57,848
Interest expense	4,812	13,110	1,110	7,797	1,283	28,112

Net interest income	12,002	10,003	1,765	6,433	(467)	29,736

Provision for loan losses	5,810	16,594	—	2,381	—	24,785

Non-interest income	2,617	2,229	7,168	909	707	13,630

Non-interest expense:
Direct expense	2,706	1,654	2,508	1,044	11,116	19,028
Overhead and support	4,786	2,922	3,764	2,019	—	13,491

Total non-interest expense	7,492	4,576	6,272	3,063	11,116	32,519

Income (loss) before taxes	$1,317	$(8,938)	$2,661	$1,898	$(10,876)	$(13,938)

Total average assets	$564,981	$847,595	$84,238	$517,481	$164,737	$2,179,032

Total assets	$543,168	$855,830	$71,993	$501,422	$185,295	$2,157,708

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$18,208	$20,202	$4,232	$15,920	$2,143	$60,705
Interest expense	9,865	10,770	2,367	8,794	2,158	33,954

Net interest income	8,343	9,432	1,865	7,126	(15)	26,751

Provision for loan losses	1,257	2,428	—	804	—	4,489

Non-interest income	3,094	2,384	4,030	1,079	630	11,217

Non-interest expense:
Direct expense	2,700	1,503	2,935	1,227	12,147	20,512
Overhead and support	2,971	1,639	3,175	1,469	—	9,254

Total non-interest expense	5,671	3,142	6,110	2,696	12,147	29,766

Income (loss) before taxes	$4,509	$6,246	$(215)	$4,705	$(11,532)	$3,713

Total average assets	$503,391	$607,127	$135,449	$529,917	$183,198	$1,959,082

Total assets	$512,562	$739,370	$92,502	$536,021	$154,717	$2,035,172

The following is the segment reporting for the three months ended June 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2009	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$8,378	$11,319	$1,447	$6,902	$390	$28,436
Interest expense	2,113	7,917	688	3,270	765	14,753

Net interest income	6,265	3,402	759	3,632	(375)	13,683

Provision for loan losses	3,499	8,796	—	1,621	—	13,916

Non-interest income	1,436	953	3,853	661	346	7,249

Non-interest expense:
Direct expense	1,474	723	994	486	5,197	8,874
Overhead and support	3,524	1,776	2,040	1,324	—	8,664

Total non-interest expense	4,998	2,499	3,034	1,810	5,197	17,538

Income (loss) before taxes	$(796)	$(6,940)	$1,578	$862	$(5,226)	$(10,522)

Total average assets	$554,397	$848,674	$85,733	$510,004	$193,627	$2,192,435

Total assets	$543,168	$855,830	$71,993	$501,422	$185,295	$2,157,708

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$8,602	$10,754	$1,685	$8,235	$956	$30,232
Interest expense	4,429	5,377	953	4,222	994	15,975

Net interest income	4,173	5,377	732	4,013	(38)	14,257

Provision for loan losses	1,333	1,042	—	430	—	2,805

Non-interest income	1,728	1,379	3,342	591	251	7,291

Non-interest expense:
Direct expense	1,360	751	1,608	558	6,580	10,857
Overhead and support	1,497	797	1,591	641	—	4,526

Total non-interest expense	2,857	1,548	3,199	1,199	6,580	15,383

Income (loss) before taxes	$1,711	$4,166	$875	$2,975	$(6,367)	$3,360

Total average assets	$508,498	$668,708	$113,543	$541,609	$187,541	$2,019,899

Total assets	$512,562	$739,370	$92,502	$536,021	$154,717	$2,035,172

18. LOAN SALES AND SECURITIZATIONS
NCB sells loans in the whole loan and securitization markets. When NCB sells loans, it generally continues to retain the mortgage servicing rights and, depending on the nature of the sale, may also continue to retain interest-only securities (retained interests).
NCB has not sold any loans through securitized transactions in 2008 or 2009.
During the six months ended June 30, 2009 and 2008, NCB sold loans through non-securitized transactions to Fannie Mae. The net proceeds from the sale of these loans were $228.9 million and generated a total of $2.8 million in retained interests for the six months ended June 30, 2009. The net proceeds from the sale of these loans were $188.7 million and generated a total of $1.5 million in retained interests for the six months ended June 30, 2008.
NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $79.9 million and $194.3 million for the six months ended June 30, 2009 and 2008, respectively.
In total, NCB generated a gain on the sale of loans of $6.8 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. NCB generated a gain on the sale of loans of $3.5 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively.
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
MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans such as loan balance, interest rate, length of time outstanding, principal and interest terms and amortization terms.
Activity related to MSRs (included in servicing fee income) for the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Share and Single-family		Multifamily, Cooperative and
	Residential Loans		Commercial Real Estate Loans		Total
	2009	2008	2009	2008	2009		2008
Balance at January 1	$2,878	$2,888	$10,374	$10,532	$13,252		$13,420
Additions	1,244	573	305	411	$1,549		$984
Amortization	(647)	(428)	(508)	(447)	$(1,155)		$(875)
Change in valuation allowance	184	—	62	154	$246	(1)	$154	(1)

Balance at June 30	$3,659	$3,033	$10,233	$10,650	$13,892		$13,683

(1)	This represents a recovery value of previously impaired MSR’s. The recovery recorded does not exceed amortized cost.

Changes in the valuation allowance for MSRs (included as a component of other assets) for the six months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Share and Single-family		Multifamily, Cooperative and
	Residential Loans		Commercial Real Estate Loans		Total
	2009	2008	2009	2008	2009	2008
Balance at January 1	$184	$—	$442	$239	$626	$239
Additional write-downs	259	—	13	138	272	138
Recoveries	(443)	—	(75)	(292)	(518)	(292)

Balance at June 30	$—	$—	$380	$85	$380	$85

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
Key economic assumptions used in determining the fair value of MSRs at the time of sale for the six months ended June 30, are as follows:

	2009	2008
Weighted-average life (in years):
Share and Single-family Residential Loans	7.6	4.6
Multifamily, Cooperative and Commercial Real Estate Loans	6.0	7.0

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	10.2%	23.8%
Multifamily, Cooperative and Commercial Real Estate Loans	4.1%	5.0%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	7.4%	9.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	2.8%	4.2%
Multifamily, Cooperative and Commercial Real Estate Loans	2.5%	3.5%

Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of June 30, 2009, and December 31, 2008, and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,204	$2,878
Multifamily, Cooperative and Commercial Real Estate Loans	$11,791	$12,013

Weighted-average life (in years):
Share and Single-family Residential Loans	4.1	2.5
Multifamily, Cooperative and Commercial Real Estate Loans	6.5	6.8

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	22.0%	33.5%
Multifamily, Cooperative and Commercial Real Estate Loans	2.8%	2.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(317)	$(245)
Multifamily, Cooperative and Commercial Real Estate Loans	$(84)	$(81)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(614)	$(500)
Multifamily, Cooperative and Commercial Real Estate Loans	$(166)	$(161)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.1%	10.5%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(129)	$(66)
Multifamily, Cooperative and Commercial Real Estate Loans	$(364)	$(384)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(251)	$(129)
Multifamily, Cooperative and Commercial Real Estate Loans	$(710)	$(748)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	2.8%	3.5%
Multifamily, Cooperative and Commercial Real Estate Loans	3.0%	3.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(55)	$(82)
Multifamily, Cooperative and Commercial Real Estate Loans	$(408)	$(404)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	$(111)	$(164)
Multifamily, Cooperative and Commercial Real Estate Loans	$(816)	$(808)

Interest-Only Receivables
Activity related to interest-only receivables for the six months ended June 30, 2009 and 2008 is as follows (dollars in thousands):

	Interest-Only Certificated
	Receivables
	2009	2008
Balance at January 1 at fair value	$27,854	$33,828
Amortization	(2,884)	(2,783)
Change in mark-to-market	348	(2,667)

Balance at June 30 at fair value	$25,318	$28,378

	Interest-Only Non-certificated
	Receivables
	2009	2008
Balance at January 1 at fair value	$27,264	$29,932
Additions	1,230	504
Amortization	(2,180)	(2,275)
Change in mark-to-market	(382)	(3,328)
Writedown of asset due to prepayment	(15)	(1)

Balance at June 30 at fair value	$25,917	$24,832

For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	June 30,
	2009	2008
Weighted-average life (in years)	9.4	9.7
Weighted-average annual discount rate	9.00%	11.57%
The decrease in the discount rate from June 30, 2008 to June 30, 2009 is attributable to a change in the market in which the interest-only receivables were valued from the securitization market to a commercial mortgage servicing market.

Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of June 30, 2009 and December 31, 2008, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2009	2008
Fair value	$51,235	$55,118
Weighted-average life (in years)	6.8	5.9
Weighted average annual discount rate	9.00%	9.00%
Impact on fair value of 10% adverse change	$(1,225)	$(1,372)
Impact on fair value of 20% adverse change	$(2,401)	$(2,688)
All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
As of June 30, 2009 and December 31, 2008, the total principal amount outstanding of the underlying loans of the interest-only receivables was $4.7 billion.
The following table summarizes the cash flows received from loan sale activity and retained interests for the six months ended June 30, (dollars in thousands):

	2009	2008
Net proceeds from other loan sales	$228,946	$188,690
Net proceeds from auto loan sales	$79,876	$194,285
Servicing fees received	$3,262	$3,306
Cash flows received on interest-only receivables	$7,003	$7,075
19. PATRONAGE DIVIDENDS
Under the National Consumer Cooperative Bank Act, NCB must make annual patronage dividends to its stock-holding patrons, which are those cooperatives from whose loans or other business NCB derived interest or other income during the year with respect to which a patronage dividend is declared. NCB allocates its patronage dividends among its patrons generally in proportion to the amount of income derived during the year from each patron. NCB stockholders, as such, are not automatically entitled to patronage dividends. They are entitled to patronage dividends only in the years when they have patronized NCB, and thus the amount of their patronage is not determined by the number of shares they hold. Under NCB’s current patronage dividend policy, patronage dividends may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.
Under NCB’s current patronage dividend policy, NCB makes the non-cash portion of the patronage dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount; and thereafter, in Class C stock. The patronage dividend with respect to 2008 did not have a cash component. The cash portion of each patronage refund will be determined by NCB’s Board of Directors based upon its determination of the capital requirements of the Bank and other factors, in its discretion.
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
NCB has allocated $6.1 million of its 2009 retained earnings for patronage dividends to be distributed during 2010. NCB’s Board of Directors determined that the cash portion of the 2009 patronage dividend to be paid in 2010 will be zero.

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
NCB corrected the effect of the error on the consolidated balance sheets as of December 31, 2008, as presented herein, by increasing long-term borrowings and reducing retained earnings by $1.2 million from the amounts previously reported in its Annual Report on Form 10-K as of and for the year ended December 31, 2008. The consolidated statements of (loss) income for the three and six months ending June 30, 2009 are not affected by this error and includes amortization of $147 thousand and $289 thousand related to the basis adjustment for the three and six months ended June 30, 2009, respectively.
21. PROVISION FOR INCOME TAXES
The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of NCB’s subsidiaries are subject to federal taxation. The income tax benefit for the six months ended June 30, 2009 was $0.9 million and the provision for the six months ended June 30, 2008 was $54 thousand. NCB, FSB’s effective weighted average state tax rate was approximately 5.7% as of June 30, 2009 compared to 5.2% as of June 30, 2008. The effective combined tax rate for both Federal and state tax was approximately 6.6% as of June 30, 2009 compared to 1.5% as of June 30, 2008 resulting from the impact of business activities that do not qualify as patronage income under the Internal Revenue Code as amended by the Act with respect to NCB. As of June 30, 2009, NCB’s net deferred tax asset was $1.8 million and NCB has concluded that it is more likely than not that it will utilize this asset. Additional information related to NCB’s income taxes are disclosed in its Form 10-K.

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
Recessionary economic conditions continued into 2009 and NCB’s financial results continue to be substantially impacted. Certain of NCB’s borrowers are experiencing financial difficulty which has resulted in increased provisions for loan losses. The volatile debt and equity markets, lack of liquidity, wide credit spreads and other events and factors have resulted in realized and unrealized losses for NCB (as disclosed).
Due to the general weakness in the economy, NCB has experienced deterioration in its loan portfolio and therefore continues to increase the provision for loan losses in 2009. Of the $24.8 million provision for loan losses, $17.4 is related to six Commercial Loans, $1.5 million is related to one Real Estate Loan and $1.9 million is related to four Consumer Loans. The recession that the U.S. economy is currently facing is impacting NCB’s borrowers and as a result, NCB is experiencing a higher frequency of loan impairments, both in number and severity, than in prior years.
As a result of the deterioration in the loan portfolio, NCB itself was in default under its senior note purchase agreement and under its revolving credit facility due to a violation of certain financial covenants because of increased loan loss provisions and charge-off’s principally related to a small number of borrowers experiencing pronounced financial difficulties, including several borrowers which have filed for bankruptcy. On August 14, 2009, NCB entered into a forbearance agreement with the required holders under each of NCB’s senior note purchase agreement and NCB’s revolving credit facility. The forbearance agreements were entered into under customary terms and conditions, including the suspension of the need for NCB to comply with certain financial covenants for the duration of the forbearance period. Other provisions include:
•	a forbearance period that will expire on November 16, 2009 under the senior note purchase agreement and the revolving credit facility by each of the counterparties under those instruments.

•	agreement by NCB to a minimum liquidity covenant during the duration of the forbearance period.

•	the insertion of an additional asset quality target for NCB’s loan portfolio.

•
agreement by NCB that certain yield maintenance amounts on account of the notes due 2009 and the notes due 2010 will be added to the principal balances thereof, and will be payable at maturity. The aggregate yield maintenance amount is approximately $6.8 million.

•
an increase in the rates of interest to 300 basis points over the current rate for the senior note purchase agreement and 200 points over the base rate for the revolving credit facility. Prior to the interest rate increases, the interest rate for the senior note purchase agreement was fixed at 8.5% and the revolving credit facility was LIBOR plus 3.5% or prime (base rate) plus 1.0% as of June 30, 2009.

•
the payment of a forbearance fee of 25 basis points of the aggregate outstanding principal amount of the senior notes and the aggregate principal amount outstanding of the revolving credit facility. Total forbearance fees are approximately $0.7 million.

Until a further agreement is reached with the banks under the revolving credit facility, NCB does not have access to the revolving line of credit. NCB intends to use the 90-day forbearance period to work with the lenders, noteholders and regulatory authorities to outline and begin implementation of a plan to address its debt burden and maximize liquidity.

In the event that NCB is ultimately unable to reach an agreement to amend its existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit agreement prior to the expiration or termination of the forbearance agreements, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.
Although NCB believes that it has adequate liquidity to meet all of its obligations for the duration of the forbearance period and it does not have the intent to sell any specific investment securities or loans nor is it more likely than not that it will be required to sell any of its investments that are currently impaired, NCB may need to monetize certain assets to raise funds to meet its obligations under the senior note agreement and credit agreement if it cannot reach agreement with its lenders or if the forbearance agreement otherwise terminates or expires without addressing NCB’s debt burden.
NCB has available resources and appropriate strategies to meet its liquidity needs and to counter the difficult operating conditions including but not limited to:
1.
As of June 30, 2009, NCB has $102.4 million of cash on hand and loans held-for-sale of $21.0 million that could be used to meet liquidity needs if necessary. NCB also has an investment security portfolio and a loan portfolio which could be monetized to raise liquidity if necessary. However, at this time, NCB has no specific plan or intention to dispose of any particular investment security or loan receivable.

2.
During 2008, the Federal Deposit Insurance Corporation (“FDIC”) Board of Directors approved the Temporary Liquidity Guarantee Program (“TLGP”). The program was created to strengthen confidence and encourage liquidity in the banking system by guaranteeing certain newly issued senior unsecured debt of banks, thrifts, and certain holding companies. During the first quarter of 2009, NCB issued $25.0 million of senior unsecured debt under this program. NCB issued an additional $63.7 million of senior unsecured debt during the second quarter of 2009, of which $13.7 million was issued by NCB, FSB itself. NCB has no further capacity to issue TLGP debt.

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

The FDIC also implemented the Transaction Account Guarantee Program (“TAGP”). As of December 31, 2008, NCB is participating in the TAGP. Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

3.
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

4.
NCB expects to continue to focus on originating a greater portion of loans at NCB, FSB as compared with NCB itself. This is principally due to the less expensive source of funding available to NCB, FSB, which can rely on customer deposits and borrowings from the Federal Home Loan Bank of Cincinnati, both of which have lower borrowing costs than the revolving credit facility used by NCB itself. In addition, a recent amendment to NCB’s revolving credit facility limits NCB’s ability to originate loans at NCB itself. Because of the limitation on commercial lending at NCB, FSB under the federal Home Owners Loan Act, the continued migration of lending from NCB to NCB, FSB may reduce the number of Commercial Loans made by NCB. The amendment, however, also increased the potential sources of liquidity for NCB, FSB by permitting NCB, FSB to issue FDIC-guaranteed debt under the TLGP as well as to borrow under a federal funds program with the Federal Reserve and with other banks.

5.
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

Results of Operations
For the six months ended June 30, 2009 compared to the six months ended June 30, 2008
Overview
NCB’s net loss for the six months ended June 30, 2009 was $13.0 million compared to net income of $3.7 million for the six months ended June 30, 2008.
Total assets increased less than 1.0% or $2.8 million to $2.16 billion as of June 30, 2009, from $2.15 billion as of December 31, 2008.
The annualized return on average total assets was -1.2% and 0.4% for the six months ended June 30, 2009 and 2008, respectively. The annualized return on average members’ equity was -11.7% and 3.3% for the six months ended June 30, 2009 and 2008, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended June 30,		For the six months ended June 30,
Profitability	2009	2008	2009	2008
Net interest income	$13,683	$14,257	$29,736	$26,751
Provision for loan losses	13,916	2,805	24,785	4,489
Net interest income after provision for loan losses	(233)	11,452	4,951	22,262
Non-interest income	7,249	7,291	13,630	11,217
Non-interest expense	17,538	15,383	32,519	29,766
Net (loss) income	(9,781)	3,250	(13,017)	3,659

Net yield on interest earning assets	2.61%	2.93%	2.82%	2.84%
Return on average assets	-1.8%	0.6%	-1.2%	0.4%
Return on average members’ equity	-18.0%	5.9%	-11.7%	3.3%
Efficiency ratio	83.8%	71.4%	75.0%	78.4%

	June 30,	December 31,
Supplemental Data	2009	2008
Loans held-for-sale	$21,195	$14,278
Loans and lease financing	1,913,240	1,957,191
Total assets	2,157,708	2,154,892
Total borrowings	638,846	590,726

Full time equivalent employees	281	316

Average members’ equity as a percentage of average total assets	10.2%	10.8%
Average members’ equity as a percentage of average total loans and lease financing	11.3%	12.1%

Net average loans and lease financing to average total assets	88.9%	87.6%
Net average earning assets to average total assets	95.3%	95.7%

	June 30,	December 31,
Credit Quality	2009	2008
Allowance for loan losses	$40,701	$27,067
Allowance for loan losses to loans outstanding	2.1%	1.4%
Non-accrual loans	75,302	16,777
Real estate owned	3,988	659
Total non-performing assets	79,290	17,436
Non-performing assets as a percentage of total assets	3.7%	0.8%
Non-performing assets as a percentage of total loans and lease financing	4.1%	0.9%

Net Interest Income
Net interest income for the six months ended June 30, 2009, increased $2.9 million or 10.8% to $29.7 million compared with $26.8 million for the six months ended June 30, 2008. The net yield on interest earning assets decreased from 2.84% for the six months ended June 30, 2008, to 2.82% for the same period in 2009.
For the six months ended June 30, 2009, interest income decreased by 4.7% or $2.9 million to $57.8 million compared with $60.7 million for the six months ended June 30, 2008. The decrease resulted primarily from a decrease in Real Estate, Consumer and Commercial Loan yields which more than offset an increase in Real Estate, Consumer and Commercial Loan balances year-over-year. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from June 30, 2008 to June 30, 2009.
Interest income from Real Estate (Residential and Commercial) Loans decreased $1.1 million or 3.2%. An increase in average balances of $153.8 million or 14.4% was more than offset by a 97 basis point decrease in average yield for the six months ending June 30, 2009 compared to the same period in 2008. Consumer and Commercial Loans and Lease interest income decreased $0.4 million or 1.7%. The decrease in the yield from 7.06% in 2008 to 5.95% in 2009 contributed $3.8 million to the decrease in income, while an increase in average balances of $106.0 million or 16.6% partially offset $3.4 million of the year-over-year decrease. Interest income from investment securities and cash equivalents decreased by $1.5 million. A decrease in the yield from 4.29% in 2008 to 3.01% in 2009 contributed $0.8 million and a decrease in volume contributed $0.7 million to the decrease in interest income.
Other interest income, consisting only of excess yield, is generated from the interest-only non-certificated receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each interest-only receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the interest-only receivable. Interest-only non-certificated receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $1.1 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.
Interest expense for the six months ended June 30, 2009, decreased $6.0 million or 17.5% from $34.0 million for the six months ended June 30, 2008 to $28.0 million for the six months ended June 30, 2009.
Interest expense on deposits for the six months ended June 30, 2009, decreased $4.0 million or 20.1% from $19.1 million in 2008 to $15.1 million in 2009. The average cost of deposits decreased by 141 basis points from 3.79% to 2.38% contributing $8.0 million to the decrease in interest expense. Average deposit balances for the six months ended June 30, 2009 grew by $262.5 million or 26.1% from 2008 to 2009 partially offsetting the decrease in deposit interest expense by $4.0 million.
Interest expense on short-term borrowings for the six months ended June 30, 2009 decreased by $0.6 million or 15.9% from $4.6 million in 2008 to $4.0 million in 2009. The average cost of short-term borrowing decreased from 3.63% to 3.34% accounting for $0.4 million of the decrease in interest expense. A $12.9 million decrease in average short-term borrowings contributed $0.2 million to the year-over-year decrease in interest expense.
For the six months ended June 30, 2009 interest expense on long-term debt, other borrowings and subordinated debt decreased $1.3 million or 12.6%. The average cost of borrowing decreased from 5.27% to 4.39% accounting for $1.8 million of the decrease while a $20.2 million increase in average long-term debt borrowings partially offset the decrease in interest expense by $0.5 million.
See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the six months ended June 30, 2009.

Table 1
Changes in Net Interest Income
For the six months ended June 30,
(Dollars in thousands)

	2009 Compared to 2008
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$4,511	$(5,583)	$(1,072)
Consumer and Commercial Loans and Leases	3,446	(3,830)	(384)

Total loans and lease financing	7,958	(9,414)	(1,456)
Investment securities and cash equivalents	(654)	(838)	(1,492)
Other interest income	(37)	128	91

Total interest income	7,267	(10,124)	(2,857)

Interest Expense
Deposits	4,050	(8,011)	(3,961)
Short-term borrowings	(225)	(366)	(591)
Long-term debt, other borrowings and subordinated debt	487	(1,777)	(1,290)

Total interest expense	4,312	(10,154)	(5,842)

Net interest income	$2,955	$30	$2,985

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the six months ended June 30,
(Dollars in thousands)

	2009			2008
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,224,987	$32,956	5.38%	$1,071,195	$34,028	6.35%
Consumer and Commercial Loans and Leases*	744,158	22,133	5.95%	638,165	22,517	7.06%

Total loans and lease financing*	1,969,145	55,089	5.60%	1,709,360	56,545	6.62%
Investment securities and cash equivalents	112,954	1,700	3.01%	148,815	3,192	4.29%
Other interest income	26,639	1,059	7.95%	27,627	968	7.01%

Total interest earning assets	2,108,738	57,848	5.49%	1,885,802	60,705	6.44%

Allowance for loan losses	(32,299)			(18,747)

Non-interest earning assets
Cash	34,041			9,609
Other	68,552			82,418

Total non-interest earning assets	102,593			92,027

Total assets	$2,179,032			$1,959,082

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,268,947	$15,110	2.38%	$1,006,468	$19,071	3.79%
Short-term borrowings	238,500	3,977	3.34%	251,404	4,568	3.63%
Long-term debt, other borrowings and subordinated debt	411,339	9,025	4.39%	391,165	10,315	5.27%

Total interest bearing liabilities	1,918,786	28,112	2.93%	1,649,037	33,954	4.12%

Other liabilities	37,930			89,505
Members’ equity	222,316			220,540

Total liabilities and members’ equity	$2,179,032			$1,959,082

Net interest earning assets	$189,952			$236,765

Net interest revenues and spread		$29,736	2.56%		$26,751	2.32%
Net yield on interest earning assets			2.82%			2.84%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income
	for the six months ended
	June 30,
	2009	2008
Gain on sale of loans	$6,620	$577
Servicing fees	2,352	2,587
Letter of credit fees	2,261	2,145
Lower of cost or market valuation allowance	410	30
Real estate loan fees	336	312
SFAS 133 adjustment	143	3,304
Prepayment fees	107	569
Other	1,401	1,693

Total	$13,630	$11,217

Total non-interest income increased $2.4 million or 21.5% from $11.2 million during the six months ended June 30, 2008, to $13.6 million for the six months ending June 30, 2009. This was driven primarily by an increase of $2.9 million in gain on sale of loans, including the SFAS 133 adjustment, from $3.9 million for the six months ended June 30, 2008 to $6.8 million for the six months ending June 30, 2009. In order to mitigate risk, NCB forward sells loan commitments on a loan by loan basis.
The percentage of gain on the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from a loss of 0.68% in the first six months of 2008 to a gain of 3.33% in the first six months of 2009.
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
The application of SFAS 157 and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loans and loan commitments of $0.7 million for loans that will not be funded or delivered to investors until a date subsequent to June 30, 2009.
The following table shows the unpaid principal balance of loans sold during the six months ended June 30 (dollars in thousands):

	2009	2008
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$—
Other loan sales	100,022	111,335

Total Cooperative, Multifamily and Commercial Real Estate Loans	100,022	111,335
Consumer Loans (auto loans)	79,876	194,285
Single-family Residential Loans and Share Loans	118,635	78,887
SBA Loans	7,173	567

Total	$305,706	$385,074

The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.

Non-interest Expense
(dollars in thousands)

	Non-interest expense
	for the six months ended
	June 30,
	2009	2008
Compensation and employee benefits	$15,565	$17,297
Occupancy and equipment	3,370	3,522
Contractual services	2,811	2,367
Provision for losses on unfunded commitments	2,476	227
Information systems	2,252	2,527
Loan costs	1,564	1,125
Total other-than-temporary impairment losses	1,480	—
Portion of losses recognized in other comprehensive income (before taxes)	(158)	—

Net impairment losses recognized in earnings	1,322	—
FDIC premium	1,456	406
Corporate development	543	651
Travel and entertainment	334	560
Loss (gain) on sale of investments available-for-sale	95	(7)
Other	731	1,091

Total	$32,519	$29,766

Non-interest expense for the six months ended June 30, 2009, increased 9.2% or $2.7 million to $32.5 million compared with $29.8 million for the corresponding prior year period. The increase was primarily due to a $1.3 million increase in impairment loss and a $2.2 million increase in provision for losses on unfunded commitments due to the downgrade of three letters of credit and a $1.1 million increase in FDIC premium expense, partially offset by a $1.7 million decrease in compensation and employee benefits.
Per SFAS 65, loans held-for-sale that have not been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the six months ending June 30, 2009, NCB recorded a change in the SFAS 65 valuation allowance of $0.3 million to reflect the current market pricing for NCB’s loans held-for-sale at June 30, 2009.
NCB acquired five CMO securities issued by Morgan Stanley in 2007 for $8.5 million. During the six months ending June 30, 2009, there were $0.2 million of principal repayments on the CMO’s. Management monitors the credit support of each of the bonds held by NCB, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through June 30, 2009, the financial condition and credit quality of certain underlying collateral has deteriorated. NCB projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors. During the fourth quarter of 2008, NCB recognized OTTI of $1.7 million on three of the five CMO investment securities. During the second quarter of 2009, and based on NCB’s most recent estimates of the aforementioned factors, NCB recognized OTTI of $1.5 million on a fourth CMO investment security, reducing the carrying value from $1.8 million to $0.3 million. No OTTI was recognized for the fifth CMO security given the substantial amount of subordination to that tranche.
The application of new accounting guidance resulted in the recognition of $158.0 thousand for market-related OTTI losses in other comprehensive income for the three and six months ending June 30, 2009. NCB also adjusted its beginning 2009 retained earnings to reflect the $77.0 thousand of market-related OTTI related to 2008. As of June 30, 2009, NCB does not intend to sell nor is it more likely than not that NCB will be required to sell the CMO investment securities.

Credit Quality
Since December 31, 2008, the allowance for loan losses increased by $13.6 million, or 50.4% to $40.7 million. This included $0.6 million of recoveries received and $11.8 million of charge-offs on loans.
The allowance for loan losses represented 2.1% and 1.4% of total loans and lease financing, excluding loans held—for-sale, as of June 30, 2009 and December 31, 2008, respectively. The allowance as a percentage of non-performing assets was 45.0% as of June 30, 2009 compared with 155.0% as of December 31, 2008. During the first half of 2009, NCB experienced additional weakness in the credit quality of its loan portfolio, especially in the Healthcare and Employee Stock Ownership Plan (“ESOP”) segments. Healthcare credits accounted for $24.1 million or 30.5% of non-performing assets as of June 30, 2009. There were no non-performing assets in the Healthcare segment as of December 31, 2008. ESOP credits accounted for $15.4 million or 19.5% of non-performing assets as of June 30, 2009 and $0.3 million or 1.7% of non-performing assets as of December 31, 2008. NCB anticipates that further weakness in its loan portfolio is likely.
NCB’s increased provision for loan losses and increased charge-off activity was primarily driven by severe financial problems experienced by a limited number of borrowers. Certain of these borrowers had higher loan balances than NCB’s typical borrower. Certain of these borrowers also filed suddenly and unexpectedly for bankruptcy protection during the second quarter of 2009. Of the $24.8 million provision for loan losses, $17.4 is related to six Commercial Loans, $1.5 million is related to one Real Estate Loan and $1.9 million is related to four Consumer Loans.
As of June 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $286.3 million of which $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds which mature before the end of 2013. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. During 2008, NCB provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million ws the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. As of June 30, 2009, none of the letters of credit related to the municipal bonds were funded. As of June 30, 2009, $19.1 million of the $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds were classified as criticized, and the associated reserve for losses on these unfunded commitments were $2.8 million.
Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Real estate owned	$3,988	$1,286	$659	$469	$956
Impaired loans	86,531	66,061	20,377	22,248	16,234

Total	$90,519	$67,347	$21,036	$22,717	$17,190

As a percentage of loans and lease financing outstanding	4.73%	3.46%	1.07%	1.21%	0.96%

The aggregate average balance of impaired loans was $48.4 million and $16.3 million for the six months ended June 30, 2009, and the year ended December 31, 2008, respectively. As of June 30, 2009, NCB’s impaired loans included $12.6 million of loans still accruing interest and $75.3 million of loans not accruing interest. As of December 31, 2008, NCB’s impaired loans included $3.6 million of loans still accruing interest and $16.8 million of loans not accruing interest.

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008
Overview
NCB’s net loss for the three months ended June 30, 2009 was $9.8 million compared to net income of $3.3 million for the three months ended June 30, 2008.
The annualized return on average total assets was -1.8% and 0.6% for the three months ended June 30, 2009 and 2008, respectively. The annualized return on average members’ equity was -18.0% and 5.9% for the three months ended June 30, 2009 and 2008, respectively.
Net Interest Income
Net interest income for the three months ended June 30, 2009, decreased $0.6 million or 4.2% to $13.7 million compared with $14.3 million for the three months ended June 30, 2008.
For the three months ended June 30, 2009, interest income decreased by 5.9% or $1.8 million to $28.4 million compared with $30.2 million for the six months ended June 30, 2008. The decrease resulted primarily from a decrease in Real Estate, Consumer and Commercial Loan yields which more than offset an increase in Real Estate, Consumer and Commercial Loan balances year over year. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from June 30, 2008 to June 30, 2009.
Interest income from Real Estate (Residential and Commercial) Loans decreased $1.4 million or 7.8%. An increase in average balances of $110.2 million or 9.9% was more than offset by a decrease in the yield from 6.26% in 2008 to 5.25% in 2009. Consumer and Commercial Loans and Lease interest income increased $0.2 million or 1.7%. The decrease in the yield from 6.56% in 2008 to 6.04% in 2009 contributed $0.9 million to the decrease in income, while an increase in average balances of $69.1 million or 10.4% partially offset $1.1 million of the year-over-year decrease in yields. Interest income from investment securities and cash equivalents decreased by $0.6 million. A decrease in the yield from 4.02% in 2008 to 2.82% in 2009 contributed $0.4 million and a decrease in volume contributed $0.2 million to the decrease in interest income.
Other interest income, consisting only of excess yield, is generated from the interest-only non-certificated receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each interest-only receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the interest-only receivable. Interest-only non-certificated receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $0.5 million for the three months ended June 30, 2009 and 2008.
Interest expense for the three months ended June 30, 2009, decreased $1.2 million or 7.5% from $16.0 million for the three months ended June 30, 2008 to $14.8 million for the three months ended June 30, 2009.
Interest expense on deposits for the three months ended June 30, 2009, decreased $2.0 million or 22.0% from $9.0 million in 2008 to $7.0 million in 2009. The average cost of deposits decreased by 136 basis points from 3.52% to 2.16% contributing $3.9 million to the decrease in interest expense. Average deposit balances for the three months ended June 30, 2009 grew by $276.3 million or 27.1% from 2008 to 2009 partially offsetting the decrease in deposit interest expense by $1.9 million.
Interest expense on short-term borrowings for the three months ended June 30, 2009 increased by $0.5 million or 20.9%. The average cost of short-term borrowing increased from 3.00% to 5.48% accounting for $1.5 million of the increase in interest expense. A $99.1 million decrease in average short-term borrowings partially offset $1.0 million of the year-over-year increase in interest expense. The increase in the average cost of short-term borrowing is due to an increase in the average cost on the revolving line of credit that ranged from 4.25% to 6.25% during the three months ending June 30, 2009 compared to a range of 3.22% to 3.48% during the three months ending June 30, 2008.
For the three months ended June 30, 2009 interest expense on long-term debt, other borrowings and subordinated debt increased $0.3 million or 6.1%. A $50.1 million or 12.7% increase in average balances contributed $0.6 million to the year-over-year increase in interest expense while a decrease in the average cost of borrowing from 4.87% to 4.62% partially offset $0.3 million of the year-over-year increase in interest expense.
See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended June 30, 2009.

Table 1A
Changes in Net Interest Income
For the three months ended June 30,
(Dollars in thousands)

	2009 Compared to 2008
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$1,586	$(2,939)	$(1,353)
Consumer and Commercial Loans and Leases	1,088	(903)	185

Total loans and lease financing	2,674	(3,842)	(1,168)
Investment securities and cash equivalents	(249)	(397)	(646)
Other interest income	12	6	18

Total interest income	2,436	(4,232)	(1,796)

Interest Expense
Deposits	1,964	(3,941)	(1,977)
Short-term borrowings	(1,051)	1,513	462
Long-term debt, other borrowings and subordinated debt	592	(299)	293

Total interest expense	1,504	(2,726)	(1,222)

Net interest income	$932	$(1,506)	$(574)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended June 30,
(Dollars in thousands)

	2009			2008
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,224,268	$16,070	5.25%	$1,114,026	$17,423	6.26%
Consumer and Commercial Loans and Leases*	731,825	11,046	6.04%	662,698	10,861	6.56%

Total loans and lease financing*	1,956,093	27,116	5.54%	1,776,724	28,284	6.37%
Investment securities and cash equivalents	117,649	828	2.82%	146,844	1,474	4.02%
Other interest income	26,320	492	7.48%	25,690	474	7.38%

Total interest earning assets	2,100,062	28,436	5.42%	1,949,258	30,232	6.20%

Allowance for loan losses	(34,551)			(19,637)

Non-interest earning assets
Cash	51,883			9,309
Other	75,041			89,736

Total non-interest earning assets	126,924			99,045

Total assets	$2,192,435			$2,028,666

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,295,675	$7,004	2.16%	$1,019,404	$8,981	3.52%
Short-term borrowings	194,958	2,671	5.48%	294,097	2,209	3.00%
Long-term debt, other borrowings and subordinated debt	443,345	5,078	4.58%	393,229	4,785	4.87%

Total interest bearing liabilities	1,933,978	14,753	3.05%	1,706,730	15,975	3.74%

Other liabilities	40,630			101,320
Members’ equity	217,827			220,616

Total liabilities and members’ equity	$2,192,435			$2,028,666

Net interest earning assets	$166,084			$242,528

Net interest revenues and spread		$13,683	2.37%		$14,257	2.46%
Net yield on interest earning assets			2.61%			2.93%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income
	for the three months ended
	June 30,
	2009	2008
Gain on sale of loans	$3,486	$2,998
Servicing fees	1,404	1,514
Letter of credit fees	1,244	1,129
Lower of cost or market valuation allowance	198	127
Real estate loan fees	139	160
SFAS 133 adjustment	49	154
Prepayment fees	27	324
Other	702	885

Total	$7,249	$7,291

Total non-interest income decreased $0.1 million or 0.6% from $7.3 million during the three months ended June 30, 2008, to $7.2 million for the three months ending June 30, 2009. This was driven primarily by a decrease of $0.3 million in prepayment fees and a decrease of $0.2 million in other non-interest income partially offset by the gain on sale of loans of $0.4 million.
The percentage of gain on the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from a gain of 1.98% in the second quarter of 2008 to a gain of 2.87% in the second quarter of 2009.
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
The application of SFAS 157 and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loans and loan commitments of $0.1 million for loans that will not be funded or delivered to investors until a date subsequent to June 30, 2009.
The following table shows the unpaid principal balance of loans sold during the three months ended June 30 (dollars in thousands):

	2009	2008
Cooperative, Multifamily and Commercial Real Estate Loans:
Sold through securitizations	$—	$—
Other loan sales	68,929	59,113

Total Cooperative, Multifamily and Commercial Real Estate Loans	68,929	59,113
Consumer Loans (auto loans)	54,239	112,779
Single-family Residential Loans and Share Loans	54,920	52,101
SBA Loans	1,429	567

Total	$179,517	$224,560

The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.

Non-interest Expense
(dollars in thousands)

	Non-interest expense
	for the three months ended
	June 30,
	2009	2008
Compensation and employee benefits	$7,124	$9,035
Provision for losses on unfunded commitments	2,145	111
Occupancy and equipment	1,665	1,762
Total other-than-temporary impairment losses	1,480	—
Portion of losses recognized in other comprehensive income (before taxes)	(158)	—

Net impairment losses recognized in earnings	1,322	—
Contractual services	1,375	1,309
Information systems	1,118	1,210
FDIC premium	1,006	181
Loan costs	843	715
Corporate development	257	361
Travel and entertainment	180	306
Loss (gain) on sale of investments available-for-sale	154	(11)
Other	349	404

Total	$17,538	$15,383

Non-interest expense for the three months ended June 30, 2009, increased 14.0% or $2.1 million to $17.5 million compared with $15.4 million for the corresponding prior year period. The increase was primarily due to a $1.3 million increase in net other-than-temporary impairment losses and a $2.0 million increase in provision for losses on unfunded commitments due to the downgrade of three letters of credit and a $0.8 million increase in FDIC premium expense, partially offset by a $1.9 million decrease in compensation and employee benefits due to a decrease in employee incentives and a decrease in severance expense since 2008.
Per SFAS 65, loans held-for-sale that have not been specifically identified for fair value accounting under SFAS 159 must be recorded at the lower of cost or fair value. For the three months ending June 30, 2009, NCB recorded a change in the SFAS 65 valuation allowance of $0.1 million to reflect the current market pricing for NCB’s loans held-for-sale at June 30, 2009.
Non-interest expense for the three months ending June 30, 2009 also included an OTTI charge of $1.3 million, net of the market-related OTTI of $158.0 thousand presented in comprehensive income, related to NCB’s investment in CMO securities as described earlier.
Liquidity and Capital Resources
In the event that we are ultimately unable to reach an agreement to amend the existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit agreement prior to the expiration or termination of the forbearance agreements, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.
Although NCB believes that we have adequate liquidity to meet all of our obligations for the duration of the forbearance period and we do not have the intent to sell any specific investment securities or loans nor is it more likely than not that we will be required to sell any of our investments that are currently impaired, we may need to monetize certain assets to raise funds to meet our obligations under the senior note agreement and credit agreement if we cannot reach agreement with our lenders or if the forbearance agreement otherwise terminates or expires without addressing NCB’s debt burden.

The following describe NCB’s primary sources and uses of liquidity as of June 30, 2009:
•
NCB plans to fund loan curtailments and debt maturities with some combination of cash on hand, proceeds from the delivery of loans held for sale, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets through the use of a securitization vehicle, disposing of certain assets and raising funds from other capital sources. At this time, NCB does not have the intent to sell any specific investment securities or loans nor is it more likely than not that NCB will sell any of its investments or loans at a loss.

•
FHLB available capacity of $129.6 million as of June 30, 2009 compared to $192.1 million as of December 31, 2008 as a result of NCB’s reduction of deposits and corresponding increase in FHLB funds as a source of funding. As of June 30, 2009, the FHLB of Cincinnati, with whom NCB banks, has not provided notice of any potential dividend cancellations. This capacity is not affected by the forbearance agreements.

•	Potential funding from the Federal Reserve Bank or other participating member banks.

•	Potential funding through Capital Purchase Program under TARP.

•
During the first quarter of 2009, NCB issued $25.0 million of senior unsecured debt under the TLGP program. In the second quarter of 2009, NCB issued an additional $50.0 million of unsecured debt under the TLGP program, of which $13.7 million was issued by NCB, FSB itself.

•
During the first half of 2009, NCB invested $7.0 million in NCB Financial Corporation, parent company of NCB, FSB to support NCB, FSB’s Total Risk-Based Capital Ratio target of 12%. Under the investment limitations in its credit agreements, NCB itself will not be able to invest any additional capital in NCB FSB absent equity growth at NCB.

Notwithstanding any additional curtailments that may arise in negotiations during the forbearance period, and as of June 30, 2009, NCB has the following scheduled debt maturities between June 30, 2009 and December 31, 2010:
•	$2.5 million Class A Notes due December 2009

•	$55.0 million of privately placed debt due December 2009

•	$50.0 million of privately placed debt due December 2010

•	$24.0 million of Class A notes amortization due December 2010
Sources and Uses of Funds
NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are loan originations and purchases of investment securities.
Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the six months ended June 30, 2009 was $15.9 million compared to $46.9 million of net cash provided by operating activity for the six months ending June 30, 2008. This $30.9 million change was primarily due a $35.0 million net decrease net cash used for the purchase and origination of loans held-for-sale, net of principal collections, a $74.2 million decrease in the net proceeds from the sale of loans held-for-sale, a $16.7 million decrease in net income, partially offset by a $20.3 million increase in the provision for loan losses.
Cash Provided by (Used in) Investing Activities. NCB’s net cash provided by investing activities for the six months ended June 30, 2009 was $37.2 million compared to $245.6 million of net cash used in investing activities for the six months ended June 30, 2008. This $282.7 million change was primarily due to a $244.8 million decrease in cash used to originate loans and lease financing, net of principal collections and prepayments and a $27.6 million decrease in cash used to purchase portfolio loans.

Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the six months ended June 30, 2009 was $9.3 million compared to $166.8 million for the six months ended June 30, 2008. The $176.1 million decrease in cash provided was primarily due to a $94.1 million decrease in cash provided by deposits a $131.1 million increase in cash used to repay short-term borrowings, partially offset by a $73.5 million increase in net cash provided by long-term borrowings.
Interest-Bearing Liabilities
Per Table 4 below, interest-bearing liabilities, including accrued interest increased 0.8% to $1.91 billion as of June 30, 2009 compared with $1.90 billion as of December 31, 2008.
For the six months ended June 30, 2009, deposits, all of which are held at NCB, FSB, decreased 2.3% to $1.27 billion from $1.30 billion as of December 31, 2008 as a result of a slight shift in funding source from deposits to borrowings (primarily FHLB funds). The weighted average rate on deposits as of June 30, 2009 was 2.1% compared to 2.8% as of December 31, 2008. The average maturity of the certificates of deposit as of June 30, 2009 was 14.7 months compared with 10.9 months as of December 31, 2008.
As of June 30, 2009, NCB had one depositor with deposits in excess of 5% of NCB’s total deposits. This depositor had 8.4% of NCB’s total deposits. All of the $106.0 million of deposits from this depositor relate to certificates of deposit with early withdrawal penalties that have maturities ranging from 3 months to 60 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.
Table 4
Interest-Bearing Liabilities
(including accrued interest as of June 30, 2009)
(dollars in thousands)

	June 30,	December 31,
	2009	2008	% Change
Deposits	$1,270,434	$1,304,572	-2.6%
Short-term debt	175,499	225,076	-22.0%
Long-term debt	295,716	198,123	49.3%
Subordinated debt	116,675	116,684	0.0%
Junior subordinated debt	52,038	52,497	-0.9%

Total	$1,910,362	$1,896,952	0.7%

Total borrowings, including accrued interest, increased $47.8 million or 8.1% from $592.4 million as of December 31, 2008 to $640.2 million as of June 30, 2009.
NCB had $110.6 million of advances from the FHLB facility, of which $100.0 million were long-term, as of June 30, 2009 compared to $113.0 million as of December 31, 2008, of which $90.0 million were long-term. NCB also has letter of credit availability in the FHLB facility of which $13.3 million and $13.7 million was issued as of June 30, 2009 and December 31, 2008, respectively.
As a result of NCB’s default under its senior note purchase agreement and under its revolving credit facility due to a covenant violation as of June 30, 2009, NCB was subject to the following increases to its cost of debt:
•
agreement by NCB that certain yield maintenance amounts on account of the notes due 2009 and the notes due 2010 will be added to the principal balances thereof, and will be payable at maturity. The aggregate yield maintenance amount is approximately $6.8 million.

•
a resetting of the interest rate to a rate, which is 300 basis points over the current rate under the senior note purchase agreement and to a rate which is 200 points over the base rate under the revolving credit facility.

•
the payment of a forbearance fee of 25 basis points of the aggregate outstanding principal amount of the senior notes and the aggregate principal amount outstanding of the revolving credit facility. Total forbearance fees are approximately $0.7 million.

As of June 30, 2009 and December 31, 2008, NCB’s short-term borrowings, as disclosed on its consolidated balance sheet, consisted of advances from the FHLB, due within one year, of $10.6 million and $23.0 million, respectively and a short-term revolving line of credit with an outstanding balance of $165.0 million and $202.0 million, respectively.
As of June 30, 2009, NCB’s long-term borrowings, as disclosed on its consolidated balance sheet, consisted of advances from the FHLB, maturing between June 2011 and March 2014 of $100.0 million, $55.0 million of privately placed debt due in December 2009, $50.0 million of privately placed debt due in December 2010 and $88.7 million of senior unsecured debt issued under the Temporary Liquidity Guarantee Program (“TLGP”). During the first quarter of 2009, NCB issued $25.0 million of senior unsecured TLGP debt with a maturity date of February 15, 2012. In connection with this debt issuance, NCB incurred $0.9 million of costs which have been capitalized and included as a component of other assets. The capitalized costs are amortized over the remaining contractual maturity of the debt agreement. During the second quarter of 2009, NCB issued an additional $50.0 million of senior unsecured debt under the TLGP with a maturity of May 27, 2012, of which $13.7 million was issued by NCB, FSB itself. In connection with this debt issuance, NCB incurred $2.3 million of costs which have been capitalized and included as a component of other assets.
As of December 31, 2008, NCB’s long-term borrowings, as disclosed on its consolidated balance sheet, included $70.0.0 million of FHLB advances maturing between June 2011 and June 2012, $20.0 million of FHLB advances that matured in June 2009, $55.0 million of privately placed debt due in December 2009 and $50.0 million of privately placed debt due in December 2010.
As of June 30, 2009 and December 31, 2008, NCB’s subordinated debt, as disclosed on its balance sheet, includes $2.5 million of Class A Notes due December 2009 and $114.0 million of Class A Notes due between December 2010 and October 2020.
As of June 30, 2009 and December 31, 2008, NCB’s junior subordinated debt, as disclosed on its balance sheet, includes $51.5 million of trust preferred securities through a Delaware statutory business trust maturing in January 2034.
As disclosed in NCB’s 2008 Annual Report on Form 10-K, NCB violated certain financial covenants contained in the short-term revolving credit facility and senior note purchase agreements. On March 31, 2009, NCB executed amendments to these agreements. The amendments changed certain covenant thresholds and required NCB to pledge its assets to secure the debt under such agreements and to have NCB Financial Corporation, a wholly owned subsidiary of NCB, guarantee the debt and pledge the stock of NCB, FSB, a federally chartered savings bank wholly owned by NCB Financial Corporation. Pursuant to those requirements, on April 30, 2009, NCB executed a Security Agreement with the agent and NCB Financial Corporation executed a Guarantee Agreement and a Pledge and Security Agreement with the same agent. In connection with the amendments, as of June 30, 2009, NCB incurred $2.8 million of costs which have been capitalized and included as a component of other assets. The capitalized costs are amortized on a level yield basis over the remaining contractual maturity of each debt agreement.
Contractual Obligations
Other than the changes to NCB’s senior note agreements and revolving credit facility agreement, there have been no material changes to either the type or maturity of contractual obligations from what was disclosed in NCB’s 2008 Annual Report on Form 10-K. NCB entered into amendments to the senior note agreements and revolving credit facility agreement on March 31, 2009 and disclosure of these amendments is included in NCB’s Annual Report on Form 10-K and NCB’s Quarterly Report on Form 10-Q for March 31, 2009. With respect to the senior note agreements (two notes — one due in December 2009 and one due in 2010) and revolving credit agreement, NCB has disclosed in this Form 10-Q that it has violated certain covenants for the quarter ending June 30, 2009. As disclosed in this filing, NCB has entered into forbearance agreements with the lenders. NCB can provide no assurances that the parties will resolve all matters related to the senior note and revolving credit facility agreements during the forbearance period. In the event that NCB is unable to reach an agreement to further amend the existing loan agreements, obtain waivers beyond the forbearance period or otherwise repay or extinguish the senior note agreements and revolving credit facility agreement prior to the expiration of the forbearance agreement, the holders of the notes and lender have the right to call the loans and demand immediate repayment of amounts due. The aggregate amount outstanding as of June 30, 2009 under these agreements is $270.0 million.
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

As of June 30, 2009, NCB has derivative counterparty risk relating to certain interest rate swaps it has with a counterparty. If the fair value of the derivative contract is positive (an asset), the counterparty owes NCB and a repayment risk exists. If the fair value of the derivative contract is negative (a liability), NCB owes the counterparty, so there is no repayment risk while the fair value of the contract remains negative. NCB minimizes repayment risk by entering into transactions with counterparties that NCB believes to be financially stable that are specified by policy and reviewed periodically by management. When NCB has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of positive and negative exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between NCB and the counterparty. NCB uses master netting agreements with the majority of its counterparties
As of June 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $286.3 million of which $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds which mature before the end of 2013. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. During 2008, NCB provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million ws the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. As of June 30, 2009, none of the letters of credit related to the municipal bonds were funded. As of June 30, 2009, $19.1 million of the $250.9 million related to letters of credit issued in connection with certain variable rate municipal bonds were classified as criticized, and the associated reserve for losses on these unfunded commitments were $2.8 million. In an effort to mitigate the risk of possible future fundings of this kind, NCB has greatly curtailed marketing of this product line and is actively reducing its exposure in this area.

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
Item 1A. Risk Factors
In the event that NCB is unable to reach an agreement to amend the existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit agreement prior to the expiration of the forbearance agreement, the lenders and noteholders have the right to call and demand immediate repayment of any and all amounts due. NCB believes that it has adequate liquidity to meet all of NCB’s obligations and NCB does not have the intent to sell any specific investment securities or loans nor is it more likely than not that NCB will sell any of its investments that are currently impaired, but NCB may need to monetize certain assets to raise funds to meet its obligations under the senior note agreement and credit agreement if an agreement cannot be reached with NCB’s lenders. Further, NCB is confident that agreements will be reached with all of the lenders during the forbearance period.
Other than the aforementioned, there have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of NCB’s Annual Report on Form 10-K since the year ended December 31, 2008.
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
NATIONAL CONSUMER COOPERATIVE BANK
Date: August 14, 2009

By:
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:
David Sanders
Senior Vice President, Corporate Controller

EXHIBIT INDEX

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications