Form 10-Q
period 2009-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2009-11-16
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2009: Class B 1,795,981; Class C 254,373.

National Consumer Cooperative Bank
(doing business as NCB) and Subsidiaries
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1 Consolidated Balance Sheets — September 30, 2009 (unaudited) and December 31, 2008	1

Consolidated Statements of Operations (unaudited) — for the three and nine months ended September 30, 2009 and 2008	2

Consolidated Statements of Comprehensive Loss (unaudited) — for the three and nine months ended September 30, 2009 and 2008	3

Consolidated Statements of Changes in Members’ Equity (unaudited) — for the nine months ended September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2009 and 2008	5-6

Condensed Notes to the Consolidated Financial Statements (unaudited) — September 30, 2009	7-38

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the nine and three months ended September 30, 2009 and 2008	39-58

Item 3 Quantitative and Qualitative Disclosures about Market Risk	59

Item 4T Controls and Procedures	59

PART II OTHER INFORMATION

Item 1 Legal Proceedings	59

Item 1A Risk Factors	59

Item 6 Exhibits	59

Signatures	60

Exhibit 31.1
Exhibit 31.2
Exhibit 32

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$124,492	$39,971
Investment securities
Available-for-sale	54,160	68,098
Held-to-maturity	387	387
Loans held-for-sale ($1.2 million and $0.5 million recorded at fair value, respectively)	32,068	14,278
Loans and lease financing	1,887,829	1,957,191
Less: Allowance for loan losses	(44,786)	(27,067)

Net loans and lease financing	1,843,043	1,930,124
Other assets	102,869	102,034

Total assets	$2,157,019	$2,154,892

Liabilities and Members’ Equity
Liabilities
Deposits	$1,235,411	$1,300,071
Other liabilities	43,575	38,581
Borrowings	683,424	590,726

Total liabilities	1,962,410	1,929,378

Members’ equity
Common stock	205,035	197,784
Retained (deficit) earnings
Allocated	—	7,154
Unallocated	(9,767)	25,008
Accumulated other comprehensive loss	(659)	(4,432)

Total members’ equity	194,609	225,514

Total liabilities and members’ equity	$2,157,019	$2,154,892

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans and lease financing	$26,734	$28,604	$81,823	$85,149
Investment securities	785	1,392	2,485	4,583
Other interest income	544	452	1,603	1,420

Total interest income	28,063	30,448	85,911	91,152

Interest expense
Deposits	6,650	9,055	21,759	28,126
Borrowings	13,297	7,244	26,301	22,126

Total interest expense	19,947	16,299	48,060	50,252

Net interest income	8,116	14,149	37,851	40,900

Provision for loan losses	12,182	6,042	36,967	10,531

Net interest (loss) income after provision for loan losses	(4,066)	8,107	884	30,369

Non-interest income
Gain on sale of loans	3,275	3,411	9,896	3,988
Letter of credit fees	1,161	1,171	3,422	3,316
Servicing fees	714	1,324	3,066	3,911
Real estate loan fees	137	255	473	567
Prepayment fees	52	177	160	746
Derivative and hedge accounting adjustment	(125)	18	18	3,322
Other	544	764	1,944	2,457

Total non-interest income	5,758	7,120	18,979	18,307

Non-interest expense
Compensation and employee benefits	7,339	7,637	22,903	24,935
Provision for losses on unfunded commitments	4,026	672	6,502	899
Contractual services	3,063	1,381	5,874	3,748
(Gain) loss on sale of investments available-for-sale	(5)	244	89	237
Occupancy and equipment	1,668	1,764	5,037	5,286
Information systems	986	1,045	3,237	3,573
Loan costs	968	553	2,532	1,678
Lower of cost or market valuation allowance	698	233	289	203
Other-than-temporary impairment losses (OTTI)
Gross impairment losses	2,312	—	3,792	—
Less: impairments recognized in other comprehensive income (before taxes)	—	—	(158)	—

Net impairment losses recognized in earnings	2,312	—	3,634	—
FDIC premium	535	194	1,992	600
Corporate development	289	342	833	992
Travel and entertainment	231	280	565	840
Other	432	428	1,163	1,519

Total non-interest expense	22,542	14,773	54,650	44,510

(Loss) income before income taxes	(20,850)	454	(34,787)	4,166

Income tax provision (benefit)	889	456	(32)	509

Net (loss) income	$(21,739)	$(2)	$(34,755)	$3,657

Distribution of net (loss) income
Patronage dividend accrual	$(97)	$3,758	$—	$3,758
Retained earnings	(21,642)	(3,760)	(34,755)	(101)

	$(21,739)	$(2)	$(34,755)	$3,657

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the nine months ended September 30,
(in thousands)
(Unaudited)

	2009	2008

Net (loss) income	$(34,755)	$3,657

Other comprehensive (loss) income:
Non-credit portion of OTTI (Note 4)	(158)	—
Recognition of unrealized losses	3,792	—
Remaining change in unrealized holding gain (loss) before tax on available-for-sale investment securities and interest-only non-certificated receivables	332	(8,421)
Tax effect	(116)	127

Comprehensive loss	$(30,905)	$(4,637)

The accompanying notes are an integral part of these consolidated financial statements.
NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three months ended September 30,
(in thousands)
(Unaudited)

	2009	2008

Net loss	$(21,739)	$(2)

Other comprehensive (loss) income:
Recognition of unrealized losses	2,312	—
Remaining change in unrealized holding gain (loss) before tax on available-for-sale investment securities and interest-only non-certificated receivables	(116)	(670)
Tax effect	(22)	36

Comprehensive loss	$(19,565)	$(636)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2009 and 2008
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2008	$197,784	$7,154	$25,008	$(4,432)	$225,514
Adjustment to opening balance (Note 4)	—	—	77	(77)	—
Balance, January 1, 2009	197,784	7,154	25,085	(4,509)	225,514
Net loss	—	—	(34,755)	—	(34,755)
Non-credit portion of 2009 OTTI (Note 4)	—	—	—	(158)	(158)
2008 patronage dividends distributed in stock	7,251	(7,154)	(97)	—	—
Recognition of unrealized losses	—	—	—	3,792	3,792
Remaining change in unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	216	216

Balance, September 30, 2009	$205,035	$—	$(9,767)	$(659)	$194,609

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2007	$197,891	$—	$28,200	$(3,328)	$222,763
Adjustment to opening balance (Note 16)	—	—	1,224	—	1,224
Net income	—	—	3,657	—	3,657
Cancellation of stock	(107)	—	107	—	—
2008 patronage dividends
To be distributed in cash	—	—	(1,488)	—	(1,488)
Retained in form of equity	—	2,270	(2,270)	—	—
Remaining change in unrealized loss on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	(8,294)	(8,294)

Balance, September 30, 2008	$197,784	$2,270	$29,430	$(11,622)	$217,862

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(in thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities
Net (loss) income	$(34,755)	$3,657
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for loan losses	36,967	10,531
Provision for losses on unfunded commitments	6,502	899
Amortization and writedown of interest-only receivables and servicing rights	9,583	8,737
Depreciation and amortization, other	6,172	1,901
Gain on sale of loans, including derivative and hedge accounting adjustments	(9,914)	(7,310)
Net impairment losses recognized in earnings	3,634	—
Loss on sale of investments available-for-sale	89	237
Purchase of loans held-for-sale	(141,018)	(308,987)
Loans originated for sale, net of principal collections	(351,378)	(257,418)
Lower of cost or market valuation allowance	289	203
Net proceeds from sale of loans held-for-sale	497,665	633,528
Decrease in other assets	8,544	959
Decrease in other liabilities	(1,652)	(877)

Net cash provided by operating activities	30,728	86,060

Cash flows from investing activities
Purchase of investment securities
Available-for-sale	(8,016)	(57,762)
Proceeds from maturities or repayments of investment securities
Available-for-sale	7,176	53,806
Held-to-maturity	—	30
Proceeds from the sale of investment securities
Available-for-sale	10,902	13,467
Net decrease (increase) in loans and lease financing	28,145	(352,117)
Purchase of portfolio loans	—	(27,591)
Purchase of premises and equipment	(155)	(510)

Net cash provided by (used in) investing activities	38,052	(370,677)

Cash flows from financing activities
Net (decrease) increase in deposits	(65,258)	183,202
Increase in borrowings	189,515	70,800
Repayment of borrowings	(101,699)	—
Incurrence of debt amendment costs	(3,392)	—
Incurrence of financing costs	(3,425)	(62)

Net cash provided by financing activities	15,741	253,940

Increase (decrease) in cash and cash equivalents	84,521	(30,677)
Cash and cash equivalents, beginning of period	39,971	63,724

Cash and cash equivalents, end of period	$124,492	$33,047

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(in thousands)
(Unaudited)

	2009	2008

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to other real estate owned	$4,909	$681

Loans held-for-sale transferred to loans and lease financing, at the lower of cost or market	3,788	43,462

Transfer of loans and lease financing to loans held-for-sale, at the lower of cost or market	21,464	62,873

Supplemental information:

Interest paid	$40,347	$49,183

Income taxes paid	599	192
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
1. BASIS OF PRESENTATION
National Consumer Cooperative Bank (NCCB) is a financial institution organized under the laws of the United States. NCCB primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCCB is structured as a cooperative institution whose voting stock can only be owned by its borrowers or those eligible to become its borrowers (or organizations controlled by such entities). NCCB operates directly and through its wholly owned subsidiaries, NCB Financial Corporation, a holding company, and NCB, FSB, a federally chartered thrift institution. NCB, FSB provides a broad range of financial services to cooperative and non-cooperative customers. This Form 10-Q provides information regarding the consolidated business of NCCB and its subsidiaries and, where appropriate and as indicated, provides information specific to NCCB, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to NCB refer to NCCB and its subsidiaries collectively.
The interim consolidated financial statements are in conformity with U.S. generally accepted accounting principles (GAAP), which have been applied on a consistent basis and follow general practices within the banking industry. The financial statements contained herein should be read in conjunction with the financial statements and accompanying notes in NCB’s Annual Report on Form 10-K.
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
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles (GAAP). The FASB Accounting Standards Codification (ASC) will be the single source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). All other literature not included in the FASB ASC is non-authoritative. NCB has adopted and applied the provisions of this standard as of September 30, 2009.
In March 2008, the FASB issued new guidance regarding disclosures about derivative instruments and hedging activities, the objective of which is to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. This guidance applies to all derivative instruments. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under derivative accounting standards. NCB has adopted and applied the provisions of this standard.
In April 2009, the FASB issued additional guidance for estimating fair value in accordance with fair value measurement accounting standards, when the volume and level of activity for the asset or liability have significantly decreased. This new standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. NCB has adopted and applied the provisions of this guidance.

In April 2009, the FASB issued new guidance regarding interim disclosures about fair value of financial instruments. This standard requires full disclosures (not summarized as previously required) about fair value of financial instruments for interim reporting periods as well as in annual financial statements. NCB has adopted and applied the provisions of this standard.
In April 2009, the FASB issued new guidance regarding the recognition and presentation of other-than-temporary impairments. This standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities. This standard also modifies the requirements for recognition and presentation of other-than-temporary impairment losses. Losses considered to be related to credit deterioration of the underlying issuer(s) (e.g. expected cash flows will be less than the amortized cost basis of the investment security) will be reflected in earnings. Declines in value related to market factors will be presented as a component of accumulated other comprehensive income. NCB has adopted this standard, applied the guidance to its existing debt securities as of January 1, 2009, and recognized the effects of the standard as a change in accounting principle. Accordingly, at each reporting period NCB considers its intent and ability to hold, or whether it is more likely than not that NCB would be required to sell, securities before the expected recovery of the amortized cost basis. NCB recognized the effect of initially applying this standard, which resulted in a total of $77 thousand of market-related OTTI, as an increase in the retained earnings balance as of January 1, 2009; with a corresponding change in accumulated other comprehensive loss.
In May 2009, the FASB issued new guidance regarding subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. NCB has adopted and applied the provisions of this standard as of June 30, 2009.
In June 2009, the FASB issued new guidance regarding transfers and servicing of financial assets and extinguishments of liabilities. This standard will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirement for derecognizing financial assets, and requires additional disclosures. This guidance is effective for NCB’s reporting periods beginning on January 1, 2010 and NCB is currently evaluating the potential impact of this guidance.
In, June 2009, the FASB issued new guidance regarding the consolidation of variable interest entities. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is base on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for NCB’s reporting periods beginning on January 1, 2010 and NCB is currently evaluating the potential impact of this guidance.
NCB’s other critical accounting policies and a summary of NCB’s significant accounting policies are disclosed in its Form 10-K.
3. CASH AND CASH EQUIVALENTS
The composition of cash and cash equivalents is as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Cash	$109,995	$25,677
Cash equivalents	14,497	14,294

Total	$124,492	$39,971

4. INVESTMENT SECURITIES
The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) are as follows (dollars in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$23,406	$—	$—	$23,406
Interest-only non-certificated receivables	26,747	229	(1,299)	25,677
U.S. Treasury and agency obligations	12,986	253	—	13,239
Mutual funds	131	10	—	141
Mortgage-backed securities & CMO’s	16,954	393	—	17,347
Equity securities	52	—	(25)	27

Total	$80,276	$885	$(1,324)	$79,837

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only certificated receivables	$29,906	$20	$(2,072)	$27,854
Interest-only non-certificated receivables	28,019	619	(1,374)	27,264
U.S. Treasury and agency obligations	18,247	388	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities & CMO’s	22,783	—	(2,086)	20,697
Equity securities	52	—	(21)	31

Total	$99,888	$1,027	$(5,553)	$95,362

Interest-only certificated receivables are created when NCB sells loans in securitized transactions and the portion retained by NCB does not depend on the servicing work being performed. As part of the securitization process, an interest-only financial instrument is created and evidenced by a document or certificate.
Interest-only non-certificated receivables are created when NCB sells loans in unsecuritized transactions to individual investors and a portion retained by NCB does not depend on the servicing work being performed. Because the loans related to the interest-only non-certificated receivables are sold in unsecuritized transactions, and this interest in excess cash flows is not evidenced by a document or certificate, NCB recognizes an interest-only non-certificated asset and presents this asset along with mortgage servicing assets in other assets on the consolidated balance sheet. Interest-only non-certificated receivables are designated as available-for-sale securities.

The following tables present the duration of unrealized losses recognized on available-for-sale investment securities and interest-only non-certificated receivables (dollars in thousands):

	September 30, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only non-certificated receivables	—	—	21,894	(1,299)	21,894	(1,299)
Equity securities	—	—	25	(25)	25	(25)

Total	$—	$—	$21,919	$(1,324)	$21,919	$(1,324)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$1,448	$(26)	$25,365	$(2,046)	$26,813	$(2,072)
Interest-only non-certificated receivables	—	—	18,044	(1,374)	18,044	(1,374)
Mortgage-backed securities & CMO’s	16,759	(293)	3,641	(1,793)	20,400	(2,086)
Equity securities	31	(21)	—	—	31	(21)

Total	$18,238	$(340)	$47,050	$(5,213)	$65,288	$(5,553)

NCB’s investment securities in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. NCB’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. The results of those evaluations are as follows:
Interest-only certificated receivables
During the third quarter and following the violation of certain loan covenants and the execution of forbearance agreements (as discussed in Note 12) and the ongoing evaluation of the liquidity needs, management of NCB concluded that it was more likely than not that NCB would be required to sell the interest-only certificated securities before recovery of the amortized cost basis. Accordingly, NCB recognized OTTI of $2.1 million on its interest-only certificated receivables portfolio, included as a component of earnings, to record the amortized cost basis of the securities at their estimated fair values. The interest-only certificated receivables were sold on October 26, 2009 for total cash proceeds of $23.4 million, the aggregate carrying amount at September 30, 2009.
Interest-only non-certificated receivables
The interest-only non-certificated receivables have been valued using discount rates derived from the commercial mortgage serving rights market. The interest-only non-certificated receivables are in an unrealized loss position due to changes in the credit spreads demanded by market participants from the time the security was acquired to the balance sheet date. See note 18 for further disclosure related to key economic assumptions used to value these investments. Each of the interest-only non-certificated receivables is collateralized only by loans originated by NCB. As of September 30, 2009, the collateral mortgages continue to perform and NCB does not expect there to be an adverse change in future cash flows. NCB does not view these securities as a source of short-term liquidity and expects to fully recover the amortized cost basis of these investment securities. Consequently as of September 30, 2009, the unrealized losses on the interest-only non-certificated securities are considered temporary in nature.

CMO’s
NCB acquired five CMO securities issued by Morgan Stanley in 2007 for a total par value of $8.5 million. During the nine months ending September 30, 2009, there were $0.3 million of principal repayments on the CMO’s. Management monitors the credit support of each of the bonds held by NCB, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through September 30, 2009, the financial condition and credit quality of certain underlying issuers or collateral has deteriorated over time. NCB projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors. During the fourth quarter of 2008, NCB recognized OTTI of $1.7 million on three of the five CMO investment securities reducing the aggregate carrying value of these three securities to $0.3 million. During the second quarter of 2009, and based on NCB’s most recent evaluation of the aforementioned factors, NCB recognized OTTI of $1.5 million on a fourth CMO investment security, reducing the carrying value from $1.8 million to $0.3 million. During the third quarter of 2009, NCB recognized additional OTTI of $169 thousand on the four previously impaired CMO investment securities. As of September 30, 2009 and after the recognition of OTTI on four of the five CMO securities, the aggregate carrying value of these four CMO securities was $0.8 million. As of September 30, 2009, the estimated fair value of the fifth CMO security is greater than its amortized cost basis given the substantial amount of subordination to that tranche.
Other-than-temporary impairment accounting guidance requires the presentation of credit-related OTTI as a charge to earnings. Market-related OTTI is presented as an adjustment to other comprehensive income and presented in NCB’s statement of member’s equity. In applying the OTTI guidance, NCB estimated the market and credit-related OTTI using discounted cash flow techniques that include bond default rates, expected losses in combination with expected cash flows at the time the investment was purchased and other factors. The application of the OTTI guidance resulted in the recognition of $158 thousand of market-related OTTI in other comprehensive income for the nine months ending September 30, 2009 related to NCB’s CMO investment securities. As of September 30, 2009, NCB does not intend to sell nor is it more likely than not that NCB will be required to sell the CMO investment securities.
The table below presents a roll-forward of the credit-related losses recognized in earnings (dollars in thousands):

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Balance, December 31, 2008	$1,692	$1,692
Adjustment to opening balance	(77)	(77)
Balance, January 1, 2009	$1,615	$1,615
Additions:
Initial credit impairments of interest-only certificated receivables and CMO securities	2,143	3,465
Subsequent credit impairments of CMO securities	169	169

Balance, September 30, 2009	$3,927	$5,249

The maturities of available-for-sale U.S. Treasury and agency obligations investment securities are as follows (dollars in thousands):

	September 30, 2009
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$1,122	4.73%	$1,153
After 1 year through 5 years	10,719	1.42%	10,875
Over 5 years	1,145	5.31%	1,211

Total	$12,986	2.05%	$13,239

	December 31, 2008
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$11,799	2.84%	$11,927
After 1 year through 5 years	4,679	3.62%	4,881
Over 5 years	1,769	5.25%	1,827

Total	$18,247	3.27%	$18,635

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
5. LOAN SERVICING
The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2009	2008
Balance at January 1	$5,550,592	$5,346,251
Additions	351,619	332,512
Loan payments and payoffs	(240,365)	(181,076)

Balance at September 30	$5,661,846	$5,497,687

Refer to Note 18 for disclosure of mortgage servicing rights related to the above portfolio of loans serviced for others.
6. LOANS HELD-FOR-SALE
Loans held-for-sale by category are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Consumer Loans	$23,296	$940
Commercial Loans	3,611	8,766
Real Estate Loans:
Residential	5,161	4,572
Commercial	—	—

Total	$32,068	$14,278

NCB has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Unrealized gains and losses for these identified loans are included in earnings. NCB has elected the fair value option for $1.2 million and $0.5 million of Residential Real Estate Loans as of September 30, 2009 and December 31, 2008, respectively.
During the third quarter of 2009 Consumer Loans with a carrying value of $21.9 million, originally held for investment, were transferred at the lower of cost or fair value to loans held-for-sale. The loans were transferred as a result of a change in NCB’s intent to now sell the loans as of September 30, 2009. At the time of transfer the fair value of certain loans were lower than the cost and therefore, NCB recognized a $0.4 million loss on the transfer date. As of September 30, 2009, these Consumer Loans have not been sold. NCB also recognized a lower of cost or market valuation of $0.3 million for other loans held-for-sale during the three months ended September 30, 2009.

7. LOANS AND LEASE FINANCING
Loans and leases outstanding by category are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Consumer Loans	$18,751	$53,101
Commercial Loans	638,565	691,817
Real Estate Loans:
Residential	853,534	817,538
Commercial	376,780	394,324
Leases	199	411

Total	$1,887,829	$1,957,191

8. IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable NCB will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $147.0 million and $20.4 million as of September 30, 2009, and December 31, 2008, respectively. The aggregate average balance of impaired loans was $66.6 million and $16.3 million for the nine months ending September 30, 2009, and the year ending December 31, 2008, respectively. The interest income that was due, but not recognized, on impaired loans was $4.7 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, NCB had an allowance of $29.1 million on the $147.0 million of impaired loans. Of the $147.0 million of impaired loans, $20.6 million needed no allowance because the fair value of the collateral was greater than the amount due to NCB on the loan.
As of December 31, 2008, NCB had an allowance of $6.3 million on the $20.4 million of impaired loans. Of the $20.4 million of impaired loans, $7.6 million needed no allowance because the fair value of the collateral was greater than the amount due to NCB on the loan.
As of September 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were impaired.
9. ALLOWANCE FOR LOAN LOSSES AND UNFUNDED COMMITMENTS
The following is a summary of the components of the allowance for loan losses (dollars in thousands):

	September 30,	December 31,
	2009	2008
Allowance on impaired loans	$29,109	$6,314
Allowance on other loans	15,677	20,753

Total allowance for loan losses	$44,786	$27,067

The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30 (dollars in thousands):

	2009	2008
Balance as of January 1	$27,067	$17,714

Charge-offs
Consumer Loans	(5,196)	(1,407)
Commercial Loans	(13,584)	(2,432)
Real Estate Loans (Commercial and Residential)	(1,691)	—

Total charge-offs	(20,471)	(3,839)

Recoveries
Consumer Loans	477	89
Commercial Loans	733	498
Real Estate Loans (Commercial and Residential)	13	—

Total recoveries	1,223	587

Net charge-offs	(19,248)	(3,252)

Provision for loan losses	36,967	10,531

Balance as of September 30	$44,786	$24,993

NCB’s increased provision for loan losses and increased charge-off activity was primarily driven by severe financial problems experienced by a limited number of borrowers. A number of these borrowers had higher loan balances than NCB’s typical borrower. Certain of these borrowers also unexpectedly filed for bankruptcy protection during the first quarter of 2009. The increase in provision is also a response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values. During each reporting period, NCB assesses the appropriateness of the various inputs to its allowance calculation such that they reflect current economic and marketplace conditions. For the period ended September 30, 2009, these adjustments resulted in an increase of $3.9 million to NCB’s allowance for loan losses.
Unfunded Commitments
Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. For NCB’s letters of credit issued in connection with certain variable rate municipal bonds, NCB can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Of the $6.5 million provision for unfunded commitments for the nine months ended September 30, 2009, $4.3 million was due to the downgrade of eight letters of credit in the amount of $51.2 million and $1.2 million was due to the increase in reserves of one letter of credit in the amount of $10.0 million of which no amounts have been funded.
The following is a summary of the activity in the reserve for losses on the unfunded commitments of the letters of credit, described above, which is included in other liabilities (dollars in thousands):

2009
Balance as of January 1	$2,675
Provision for losses on unfunded commitments	6,502

Balance as of September 30	$9,177

2008
Balance as of January 1	$2,016
Provision for losses on unfunded commitments	899

Balance as of September 30	$2,915

10. OTHER ASSETS
Other assets consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Interest-only non-certificated receivables, at fair value	$25,677	$27,264
Debt issuance costs	9,265	2,297
Mortgage servicing rights	13,576	13,252
Premises and equipment, net	12,369	13,447
Accrued interest receivable	9,894	11,169
Federal Home Loan Bank stock	9,651	9,651
Valuation of letters of credit	6,840	9,021
Other real estate owned	3,553	659
Equity method investments	3,030	3,269
Prepaid assets	3,262	1,231
Derivative assets	1,177	2,258
Other	4,575	8,516

Total other assets	$102,869	$102,034

As of September 30, 2009, $2.9 million of the $3.6 million other real estate owned balance is related to two commercial properties.
11. DEPOSITS
Deposits, all of which are at NCB, FSB, consisted of the following (dollars in thousands):

	September 30, 2009		December 31, 2008
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$129,556	—	$90,423	—
Interest-bearing demand deposits	225,719	0.97%	248,960	1.04%
Savings deposits	9,067	0.28%	7,376	0.31%
Certificates of deposit	871,069	2.48%	953,312	3.48%

Total deposits	$1,235,411	1.93%	$1,300,071	2.75%

As of September 30, 2009, NCB had two depositors with deposits in excess of 5% of NCB’s total deposits. These depositors had 14.2% of NCB’s total deposits. Of the $174.8 million of deposits from these depositors, $67.7 million relates to non-interest bearing demand deposits, $5.0 million relates to interest bearing demand deposits, and $102.1 million relates to certificates of deposit. Of the $102.1 million, $7.0 million relates to certificates of deposits maturing in less than three months. The remaining $95.1 million relates to certificates of deposit with early withdrawal penalties that have maturities ranging from 3 months to 60 months. Thus, NCB does not consider this deposit concentration a significant liquidity risk.
The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $719.7 million and $675.2 million as of September 30, 2009 and December 31, 2008, respectively.

The scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Within 3 months	$201,039	$176,774
Over 3 months through 6 months	79,142	143,744
Over 6 months through 12 months	132,422	189,644
Over 12 months	307,146	165,046

Total certificates of deposit	$719,749	$675,208

NCB has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB, FSB’s cashflow needs. Specifically, the cash flow needed to satisfy maturing certificates of deposit would be derived from cash, the sale of loans held-for-sale, loan maturities, issuance of new certificates of deposit, advances from the FHLB, and the Federal Reserve as of October 6, 2009. Deposits are held at NCB, FSB.
Maturing certificates are further supported by unused Federal Home Loan Bank borrowing capacity which is $85.1 million as of September 30, 2009.
Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest-bearing demand deposits	$632	$1,144	$2,051	$4,027
Savings deposits	6	10	18	29
Certificates of deposit	6,012	7,901	19,690	24,070

Total deposit interest expense	$6,650	$9,055	$21,759	$28,126

12. BORROWINGS
The carrying amounts and maturities of NCB’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance	Maturity Date as
	September 30,	December 31,	of September 30,
Type	2009	2008	2009

Short-term FHLB	$5,000	$23,000	October 2009

Revolving credit facility	164,583	202,000	February 2010

Long-term FHLB	20,000	20,000	June 2011
Long-term FHLB	20,000	20,000	July 2011
Long-term FHLB	25,000	20,000	August 2011
Long-term FHLB	10,000	10,000	June 2012
Long-term FHLB	20,000	20,000	June 2013
Long-term FHLB	30,000	—	March 2014
Long-term FHLB	20,000	—	August 2014

	145,000	90,000

Senior Notes	55,000	50,000	February 2010
Senior Notes	56,561	55,000	February 2010

	111,561	105,000

TLGP Debt	25,000	—	February 2012
TLGP Debt	63,688	—	May 2012

	88,688	—

Junior Subordinated Debt	51,547	51,547	January 2034

Class A Notes	2,500	2,500	December 2009

Subordinated Debt	113,989	113,989	October 2020

Debt Valuation and Discount	556	2,690

Total Borrowings	$683,424	$590,726

As disclosed in NCB’s Form 10-Q for the period ended June 30, 2009, NCCB was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small number of borrowers experiencing pronounced financial difficulties, including several borrowers which have filed for bankruptcy. On August 14, 2009, NCCB entered into forbearance agreements with each of the required holders under each of the senior note purchase agreements and the revolving credit facility agreement. The forbearance agreements were entered into under customary terms and conditions, including the suspension of the need for NCCB to comply with certain financial covenants for the duration of the initial forbearance period which had an expiration date of November 16, 2009. On November 16, 2009, NCCB entered into amendments of the forbearance agreements which extended the forbearance period through February 17, 2010. In connection with the execution of the amended forbearance agreements, NCCB repaid $12.5 million of the senior note debt and $18.5 million of the revolving credit facility debt and paid a total forbearance amendment fee of $1.1 million. Other key provisions of the November 16, 2009 and August 14, 2009 forbearance agreements are as follows:
•
Agreement by NCCB that certain yield maintenance amounts attributable to the senior notes will be added to the principal balances thereof, as of August 14, 2009, and will be payable at maturity. The aggregate yield maintenance was approximately $6.8 million.

•
An increase in the rates of interest to 300 basis points over the current rate for the senior note purchase agreement and 200 basis points over the initial spread to base rate for the revolving credit facility. Also, as a result of rating agency action during the third quarter of 2009, the senior note interest rate increased another 200 basis points, for a total of a 500 basis point increase over the initial rate as of September 30, 2009. Prior to the interest rate increases, the interest rate for the senior note purchase agreement was fixed at 8.5% and the revolving credit facility was LIBOR plus 3.5% or prime (base rate) plus 1.0%.

•	The senior notes and revolving credit facility debt are due upon expiration of the amended forbearance agreements in February 2010.
•	Ability for up to $65.0 million of refinancings and renewals without lender approval of NCCB’s existing loans through December 31, 2010.
•	Consent to make the required debt service payment on $2.5 million of the Class A Notes due December 2009, which NCCB intends to do.
•
NCCB must maintain a certain level of liquidity and any excess cash balances over $55.0 million will be paid monthly to the senior note holders and revolving credit facility debt lenders on a prorata basis.

In the event that NCCB was ultimately unable to reach an agreement to amend its existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit facility agreement prior to the expiration or termination of the initial forbearance agreements, the lenders and the note holders had the right to call and demand immediate repayment of any and all amounts due. Accordingly, the yield maintenance penalty (additional debt liability due to the senior note holders), and any previously unamortized adjustments to the carrying value, are being amortized over the initial 90-day forbearance period expiring November 16, 2009. Amortization of $4.1 million is presented as interest expense for the three and nine months ended September 30, 2009, attributable to these amounts. The lenders and note holders have deferred the right to call and demand immediate repayment until the expiration or termination of the amended forbearance agreements, expiring February 17, 2010. All fees incurred in connection with the amended agreements will be amortized through the amended expiration date.
NCCB has been working with the lenders, note holders and regulatory authorities to outline and implement a plan to address its debt burden and maximize liquidity. NCCB has retained FBR Capital Markets and other advisors to explore available options and alternatives in connection with this effort.
NCCB believes that it has adequate liquidity to meet all of its obligations for the duration of the amended forbearance period. NCCB plans to fund loan curtailments and debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets through the use of a securitization vehicle, disposing of certain assets and raising funds from other capital sources. At this time, NCCB does not have the intent to sell any specific investment securities or loans, besides its interest-only certificated receivables, nor is it more likely than not that NCCB will be required to sell any of its investments or loans at a loss.
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
During the first quarter of 2009, NCCB invested $7.0 million in NCB, FSB through an investment in the same amount in NCB Financial Corporation, parent company of NCB, FSB. Under the investment limitations in its credit agreements, NCCB will not be able to invest additional capital in NCB, FSB absent equity growth at NCCB.

NCB, FSB’s capital exceeded the minimum capital requirements as of September 30, 2009 and December 31, 2008. The following table summarizes NCB, FSB’s capital and minimum capital requirements (ratios and dollars) (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2009:
Tangible Capital (to tangible assets)	$152,165	9.73%	$23,452	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$169,741	11.79%	$115,159	8.00%	$143,949	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$151,723	10.54%	N/A	N/A	$86,370	6.00%
Core Capital (to adjusted tangible assets)	$152,165	9.73%	$62,539	4.00%	$78,173	5.00%

As of December 31, 2008:
Tangible Capital (to tangible assets)	$156,775	9.89%	$23,783	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	$173,949	11.94%	$116,571	8.00%	$145,713	10.00%
Tier I Risk- Based Capital (to risk-weighted assets)	$156,316	10.73%	N/A	N/A	$87,428	6.00%
Core Capital (to adjusted tangible assets)	$156,775	9.89%	$63,421	4.00%	$79,277	5.00%
The Office of Thrift Supervision may impose limitations upon all capital distributions by a savings association, including cash dividends. NCB, FSB must obtain prior consent from the Office of Thrift Supervision for any capital distribution.
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

Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate NCB to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance letters of credit obligate NCB to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.25% to 4.50% of the commitment amount. The standby letters of credit mature throughout 2009 to 2016. As of September 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $257.3 million of which $225.9 million is related to letters of credit issued in connection with certain variable rate municipal bonds that mature before the end of 2013. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. During 2008, NCB provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million was the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. During the third quarter of 2009, one letter of credit was funded in the amount of $6.9 million as a result of the lead bank’s inability to confirm the letter of credit. This funding is still outstanding as of September 30, 2009. As of September 30, 2009, $67.2 million of the $225.9 million related to letters of credit issued in connection with certain variable rate municipal bonds were classified as criticized, and the associated reserve for losses on these unfunded commitments were $5.4 million.
A liability of $6.6 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $6.8 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of September 30, 2009. A liability of $8.7 million related to NCB’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2008.
The contract or commitment amounts and the respective estimated fair value of NCB’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Financial instruments whose contract amounts represent credit risk:
Undrawn commitments to extend credit	$877,844	$912,427	$4,389	$4,562
Standby letters of credit	257,281	293,711	9,431	12,131
NCB had a general reserve of $9.2 million as of September 30, 2009 to cover its loss exposure to unfunded commitments. As of December 31, 2008, NCB had a general reserve of $2.7 million for the same purpose.
15. DERIVATIVE FINANCIAL INSTRUMENTS
NCB uses derivative financial instruments in the normal course of business for the purpose of reducing its exposure to fluctuations in interest rates. These instruments may include interest rate lock commitments, interest rate swaps, financial futures contracts, and forward loan sales commitments. Existing NCB policies prohibit the use of derivative financial instruments for any purpose other than managing interest rate, spread and credit risk for NCB or any of its customers.
NCB in the normal course of business enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB (referred to herein as “interest rate lock commitments”). Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to derivative accounting standards and are accordingly marked to fair value through earnings.

NCB may enter into interest rate swaps, futures contracts, and forward loan sales commitments to offset changes in fair value associated with fixed rate warehouse loans, rate lock commitments and debt due to changes in benchmark interest rates. Some of these interest rate swaps are designated derivatives hedging loans held-for-sale in a fair value hedging relationship at December 31, 2008. NCB had no designated hedge relationships and no interest rate swap agreements outstanding at September 30, 2009.
Forward loan sales commitments lock in the prices at which Single-family Residential, Share, Multifamily and Cooperative Loans will be sold to investors. Management limits the Residential Real Estate variability of a major portion of the change in fair value of these loans held-for-sale by entering into offsetting forward loan sale commitments to minimize the interest rate and pricing risks associated with the origination and sale of such loans held-for-sale. These forward loan sale commitments are undesignated derivatives, and accordingly are marked to fair value through earnings.
The estimated fair values of NCB’s derivative instruments are recorded gross as a component of other assets and other liabilities on the consolidated balance sheet, as follows (dollars in thousands):

	September 30, 2009
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives not designated as hedging instruments:
Forward sales commitments
Single-family Residential and Share Loans	Other assets	$1,494	$2	Other liabilities	$11,798	$(61)
Cooperative and Multifamily Loans	Other assets	11,110	103	Other liabilities	13,900	(95)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	11,833	304	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	23,810	768	Other liabilities	—	—

Total derivatives not designated as hedging instruments		$48,247	$1,177		$25,698	$(156)

	December 31, 2008
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements related to debt	Other assets	$40,000	$1,447	Other liabilities	$—	$—
Interest rate swap agreements related to loans and loan commitments	Other assets	—	—	Other liabilities	3,146	(795)

Total derivatives designated as hedging instruments		40,000	1,447		3,146	(795)

Derivatives not designated as hedging instruments:
Interest rate swap agreements related to loans and loan commitments	Other assets	—	—	Other liabilities	296	(53)
Financial futures contracts	Other assets	—	—	Other liabilities	500	(10)
Forward sales commitments
Single-family Residential and Share Loans	Other assets	1,512	4	Other liabilities	4,282	(21)
Cooperative and Multifamily Loans	Other assets	22,660	127	Other liabilities	9,925	(85)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	8,661	165	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	32,585	600	Other liabilities	—	—

Total derivatives not designated as hedging instruments		65,418	896		15,003	(169)

Total derivatives		$105,418	$2,343		$18,149	$(964)

Changes in the fair values of NCB’s designated hedge relationships and undesignated derivative instruments are recorded in earnings as a component of the gain on sale of loans. The fair value of NCB’s rate lock commitments to borrowers includes, as applicable:
•	the assumed gain/loss of the expected loan sale to the investor;
•	the effects of interest rate movements between the date of rate lock and the balance sheet date; and
•	the value of the mortgage servicing rights associated with the loan.
The fair value of NCB’s forward sales contracts to investors solely considers effects of interest rate movements between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The methodologies and inputs used to value all of NCB’s derivative instruments are discussed in Note 16. The effect of the changes in fair value of NCB’s derivative instruments included in the gain on sale of loans in the Statement of Operations is as follows (dollars in thousands):

	For the three months ended September 30, 2009
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Measurement
	Loan Sale	Effect	Value	Gain/(Loss)
Financial futures contracts	—	—	—	—
Forward sales commitments
Single-family Residential and Share Loans	—	(134)	—	(134)
Cooperative and Multifamily Loans	—	58	—	58
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	42	41	(3)	80
Cooperative and Commercial Real Estate Loans	(487)	(122)	(32)	(641)
Interest rate swap agreements related to loans and loan commitments	—	(41)	—	(41)
Interest rate swap agreements	—	—	—	—
Mortgage loans held for sale:
Single-family Residential and Share Loans	(38)	—	(18)	(56)
Cooperative and Commercial Real Estate Loans	(152)	116	(9)	(45)

Total Fair value adjustment for the period ended September 30, 2009	(635)	(82)	(62)	(780)

	For the nine months ended September 30, 2009
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Measurement
	Loan Sale	Effect	Value	Gain/(Loss)
Financial futures contracts	—	10	—	10
Forward sales commitments
Single-family Residential and Share Loans	—	(43)	—	(43)
Cooperative and Multifamily Loans	—	(35)	—	(35)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	136	13	0	149
Cooperative and Commercial Real Estate Loans	241	(63)	(9)	169
Interest rate swap agreements related to loans and loan commitments	—	288	—	288
Interest rate swap agreements	—	(117)	—	(117)
Mortgage loans held for sale:
Single-family Residential and Share Loans	78	—	20	98
Cooperative and Commercial Real Estate Loans	40	(292)	3	(249)

Total Fair value adjustment for the period ended September 30, 2009	495	(239)	14	270

16. FAIR VALUE MEASUREMENTS
The FASB Accounting Standards Codification establishes a fair value hierarchy for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of NCB’s financial assets and financial liabilities carried at fair value:
•
Interest-only Certificated Receivables — during the third quarter of 2009, NCB actively marketed these securities given our intent to sell them as of September 30, 2009. Broker quotes were received at varying prices given the relatively inactive market for these types of securities. Therefore, at September 30, 2009, these securities were reported at fair value using Level 2 inputs. As of December 31, 2008, the interest-only certificated receivables were reported at fair value utilizing Level 3 inputs, as limited secondary market information was available but utilized for the valuation of NCB’s interest-only receivables.

•	Interest-only Non-Certificated Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available for the valuation of NCB’s interest-only receivables.
•	U.S. Treasury and Agency Obligations and Mutual Funds — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.
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

•	Equity Securities and Mutual Funds — traded in active markets; therefore, the pricing inputs are considered Level 1.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	September 30, 2009
			Significant
	Quoted Prices in Active	Significant Other	Unobservable	Balance as of
	Markets for Identical Assets	Observable Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Interest-only certificated receivables	$—	$23,406		$23,406
Interest-only non-certificated receivables	—	—	25,677	25,677
U.S. Treasury and agency obligations	13,239	—	—	13,239
Mutual funds	141	—	—	141
Mortgage-backed securities & CMO’s	—	13,233	4,114	17,347
Equity securities	27	—	—	27
Derivative instruments	—	1,177	—	1,177
Loans held-for-sale	—	1,237	—	1,237

Total	$13,407	$39,053	$29,791	$82,251

Liabilities
Derivative instruments	$—	$156	$—	$156

Total	$—	$156	$—	$156

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	December 31, 2008
			Significant
	Quoted Prices in Active	Significant Other	Unobservable	Balance as of
	Markets for Identical Assets	Observable Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Interest-only certificated receivables	$—	$—	$27,854	$27,854
Interest-only non-certificated receivables	—	—	27,264	27,264
U.S. Treasury and agency obligations	18,635	—	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities and CMO’s	—	16,759	3,938	20,697
Equity securities	31	—	—	31
Derivative instruments	—	2,258	—	2,258
Loans held-for-sale	—	544	—	544

Total	$19,547	$19,561	$59,056	$98,164

Liabilities
Derivative instruments	$—	$879	$—	$879

Total	$—	$879	$—	$879

The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	For the three months ended September 30, 2009
	Interest-Only	Interest-Only	Collateralized
	certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at June 30, 2009	$25,318	$25,917	$4,100
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	(2,143)	—	(168)
Included in other comprehensive income	1,705	60	280
Purchases, issuances, settlements and fundings	—	811	—
Write down of asset due to prepayment	—	—	—
Principal repayments	—	—	(100)
Amortization	(1,474)	(1,111)	2
Transfers out of Level 3	(23,406)	—	—

Balance at September 30, 2009	$—	$25,677	$4,114

	For the nine months ended September 30, 2009
	Interest-Only	Interest-Only	Collateralized
	certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	(2,143)	—	(1,491)
Included in other comprehensive income	2,053	(322)	1,951
Purchases, issuances, settlements and fundings	—	2,041	—
Write down of asset due to prepayment	—	(15)	—
Principal repayments	—	—	(286)
Amortization	(4,358)	(3,291)	2
Transfers out of Level 3	(23,406)	—	—

Balance at September 30, 2009	$—	$25,677	$4,114

(1)
These losses included in earnings have been recognized as OTTI losses on NCB’s Consolidated Statements of Operations for the nine months ending September 30, 2009. All CMO’s and interest-only certificated receivables were still held by NCB as of September 30, 2009. NCB’s interest-only certificated receivables were sold in October 2009.

The table below summarizes the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2008 (dollars in thousands):

	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Assets
Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	—	—	(1,692)
Included in other comprehensive income	(342)	359	(1,215)
Purchases, issuances, settlements and fundings	—	1,494	—
Write down of asset due to prepayment	—	(28)
Transfers in and/or out of Level 3	—	—	—
Amortization	(5,632)	(4,493)	(410)

Balance at December 31, 2008	$27,854	$27,264	$3,938

(1)
These losses included in earnings have been recognized as OTTI losses on NCB’s Consolidated Statements of Operations for the year ended December 31, 2008. All CMO’s were still held by NCB as of December 31, 2008.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008:
•
Loans Held-For-Sale - NCB’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The cost basis, including adjustments due to derivative accounting, of these loans was $25.4 million and $4.4 million as of September 30, 2009 and December 31, 2008, respectively. NCB determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models which do not incorporate readily observable market data. Therefore, NCB classifies these loans held-for-sale as Level 3.

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

The following tables summarize the fair value of instruments measured on a non-recurring basis (dollars in thousands):

	September 30, 2009
	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Loans held-for-sale	$—	$—	$21,464	$21,464	(1)
Mortgage servicing rights	—	—	5,581	5,581	(2)
Impaired loans	—	—	88,420	88,420	(3)

Total	$—	$—	$115,465	$115,465

	December 31, 2008
	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Loans held-for-sale	$—	$—	$4,028	$4,028	(1)
Mortgage servicing rights	—	—	4,351	4,351	(2)
Impaired loans	—	—	6,414	6,414	(3)

Total	$—	$—	$14,793	$14,793

(1)
Only loans held-for-sale with fair values below cost and for which the fair value option has not been elected, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)
Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date. None of these impairments were considered other-than-temporary at September 30, 2009 and December 31, 2008.

(3)	This amount represents the fair value of impaired loans for which a valuation allowance has been recognized.
Guidance about fair value of financial instruments requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable instruments, fair values are based on estimates using the present value of estimated cash flows using a discount rate commensurate with the risks involved or other valuation techniques. The resulting fair values are affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.
In April 2009, the FASB issued guidance regarding interim disclosures about the fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for purposes of this disclosure as of September 30, 2009 and December 31, 2008:
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
Deposit liabilities — The fair value of demand deposits, savings accounts, and certain money market deposits is determined using a discounted cash flow approach and considers the value of the customer relationship. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits of similar remaining maturities.

Borrowings The fair value of borrowings is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by NCB. In determining the fair value of NCB’s borrowings, NCB considered its own credit worthiness and ability to repay the outstanding obligations upon their contractual maturity.
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
The following table summarizes the carrying amount and fair value of the financial instruments that NCB has not measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$124,492	$124,492	$39,971	$39,971
Held-to-maturity investment securities	387	371	387	374
Mortgage servicing rights	13,576	14,983	13,252	14,891
Loans held-for-sale	32,068	32,103	14,278	14,396
Loans and lease financing, net	1,843,043	1,804,841	1,930,124	1,973,435
Accrued interest receivables	9,894	9,894	11,169	11,169
Financial Liabilities:
Deposits	1,235,411	1,263,211	1,300,071	1,320,529
Borrowings	683,424	601,082	590,726	547,170
Accrued interest payable	8,809	8,809	6,151	6,151

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value
Undrawn commitments to extend credit	$877,844	$4,389	$912,427	$4,562
Standby letters of credit	257,281	9,431	293,711	12,131
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

The following is the segment reporting for the nine months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2009	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$24,597	$34,813	$4,498	$20,810	$1,193	$85,911
Interest expense	7,104	23,820	2,243	12,169	2,724	48,060

Net interest income	17,493	10,993	2,255	8,641	(1,531)	37,851

Provision for loan losses	13,131	19,243	—	4,593	—	36,967

Non-interest income	3,949	2,646	10,081	1,263	1,040	18,979

Non-interest expense:
Direct expense	4,042	2,607	3,045	1,549	17,976	29,219
Overhead and support	9,069	5,863	6,772	3,727	—	25,431

Total non-interest expense	13,111	8,470	9,817	5,276	17,976	54,650

Income (loss) before taxes	$(4,800)	$(14,074)	$2,519	$35	$(18,467)	$(34,787)

Total average assets	$552,468	$850,897	$87,620	$513,648	$185,794	$2,190,427

Total assets	$525,503	$858,934	$79,995	$485,865	$206,722	$2,157,019

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$26,721	$32,647	$6,352	$22,390	$3,042	$91,152
Interest expense	14,485	16,894	3,335	12,613	2,925	50,252

Net interest income	12,236	15,753	3,017	9,777	117	40,900

Provision for loan losses	6,203	3,320	—	1,008	—	10,531

Non-interest income	4,586	3,581	7,588	1,644	908	18,307

Non-interest expense:
Direct expense	3,608	2,564	4,299	1,781	17,658	29,910
Overhead and support	4,105	3,035	5,163	2,297	—	14,600

Total non-interest expense	7,713	5,599	9,462	4,078	17,658	44,510

Income (loss) before taxes	$2,906	$10,415	$1,143	$6,335	$(16,633)	$4,166

Total average assets	$507,504	$662,262	$126,817	$531,518	$176,831	$2,004,932

Total assets	$540,070	$819,493	$97,072	$521,314	$142,457	$2,120,406

The following is the segment reporting for the three months ended September 30 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2009	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$7,782	$11,700	$1,623	$6,580	$378	$28,063
Interest expense	2,418	11,490	1,095	3,046	1,898	19,947

Net interest income	5,364	210	528	3,534	(1,520)	8,116

Provision for loan losses	7,321	2,648	—	2,213	—	12,182

Non-interest income	1,332	417	3,323	354	332	5,758

Non-interest expense:
Direct expense	1,336	953	947	506	6,865	10,607
Overhead and support	4,301	3,090	2,868	1,676	—	11,935

Total non-interest expense	5,637	4,043	3,815	2,182	6,865	22,542

Income (loss) before taxes	$(6,262)	$(6,064)	$36	$(507)	$(8,053)	$(20,850)

Total average assets	$527,852	$857,395	$94,272	$506,107	$227,215	$2,212,841

Total assets	$525,503	$858,934	$79,995	$485,865	$206,722	$2,157,019

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		NCB
2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$8,513	$12,445	$2,120	$6,471	$899	$30,448
Interest expense	5,062	6,311	674	3,881	371	16,299

Net interest income	3,451	6,134	1,446	2,590	528	14,149

Provision for loan losses	5,012	827	—	203	—	6,042

Non-interest income	1,537	1,152	3,588	565	278	7,120

Non-interest expense:
Direct expense	1,116	853	1,393	554	5,511	9,427
Overhead and support	1,379	1,131	2,011	825	—	5,346

Total non-interest expense	2,495	1,984	3,404	1,379	5,511	14,773

Income (loss) before taxes	$(2,519)	$4,475	$1,630	$1,573	$(4,705)	$454

Total average assets	$515,870	$771,109	$109,769	$534,687	$164,194	$2,095,629

Total assets	$540,070	$819,493	$97,072	$521,314	$142,457	$2,120,406

18. LOAN SALES AND SECURITIZATIONS
NCB sells loans in the whole loan market. When NCB sells loans, it generally continues to retain the mortgage servicing rights and, depending on the nature of the sale, may also continue to retain interest-only securities (retained interests). During the nine months ended September 30, 2009 and 2008, NCB sold loans directly to Fannie Mae. The net proceeds from the sale of these loans were $357.3 million and generated a total of $4.3 million in retained interests for the nine months ended September 30, 2009. The net proceeds from the sale of these loans were $332.9 million and generated a total of $2.5 million in retained interests for the nine months ended September 30, 2008.
NCB does not retain any interests on Consumer Loan sales, which generated net proceeds of $140.6 million and $300.6 million for the nine months ended September 30, 2009 and 2008, respectively.
In total, NCB generated a gain on the sale of loans of $9.9 million and $7.3 million for the nine months ended September 30, 2009 and 2008, respectively. NCB generated a gain on the sale of loans of $3.3 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively.
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
Activity related to MSRs (included in servicing fee income) for the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Share and Single-family			Multifamily, Cooperative and
	Residential Loans			Commercial Real Estate Loans		Total
	2009		2008	2009	2008	2009	2008
Balance at January 1	$2,878		$2,888	$10,374	$10,532	$13,252	$13,420
Additions	1,594		910	650	698	2,244	1,608
Amortization	(913)		(606)	(778)	(689)	(1,691)	(1,295)
Change in valuation allowance	184	(1)	—	(413)	191	(229)	191	(1)

Balance at September 30	$3,743		$3,192	$9,833	$10,732	$13,576	$13,924

(1)	This represents a recovery value of previously impaired MSR’s. The recovery recorded does not exceed amortized cost.
Changes in the valuation allowance for MSRs (included as a component of other assets) for the nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Share and Single-family		Multifamily, Cooperative and
	Residential Loans		Commercial Real Estate Loans		Total
	2009	2008	2009	2008	2009	2008
Balance at January 1	$(184)	$—	$(442)	$(239)	$(626)	$(239)
Additional write-downs	(259)	—	(488)	(138)	(747)	(138)
Recoveries	443	—	75	329	518	329

Balance at September 30	$—	$—	$(855)	$(48)	$(855)	$(48)

Key economic assumptions used in determining the fair value of MSRs at the time of sale for the nine months ended September 30, are as follows:

	2009	2008
Weighted-average life (in years):
Share and Single-family Residential Loans	5.5	3.9
Multifamily, Cooperative and Commercial Real Estate Loans	7.3	7.1

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	16.0%	26.5%
Multifamily, Cooperative and Commercial Real Estate Loans	4.8%	5.4%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	3.0%	4.1%
Multifamily, Cooperative and Commercial Real Estate Loans	3.0%	3.6%

Key economic assumptions used in measuring the period-end fair value of NCB’s MSRs as of September 30, 2009, and December 31, 2008, and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,123	$2,878
Multifamily, Cooperative and Commercial Real Estate Loans	10,860	12,013

Weighted-average life (in years):
Share and Single-family Residential Loans	3.7	2.5
Multifamily, Cooperative and Commercial Real Estate Loans	6.1	6.8

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	23.9%	33.5%
Multifamily, Cooperative and Commercial Real Estate Loans	3.7%	2.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(239)	$(245)
Multifamily, Cooperative and Commercial Real Estate Loans	(86)	(81)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(453)	(500)
Multifamily, Cooperative and Commercial Real Estate Loans	(169)	(161)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.1%	10.5%
Multifamily, Cooperative and Commercial Real Estate Loans	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(101)	$(66)
Multifamily, Cooperative and Commercial Real Estate Loans	(326)	(384)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(196)	(129)
Multifamily, Cooperative and Commercial Real Estate Loans	(636)	(748)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	3.0%	3.5%
Multifamily, Cooperative and Commercial Real Estate Loans	3.0%	3.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(59)	$(82)
Multifamily, Cooperative and Commercial Real Estate Loans	(377)	(404)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(118)	(164)
Multifamily, Cooperative and Commercial Real Estate Loans	(755)	(808)

For interest-only receivables, NCB estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of NCB’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	September 30,
	2009	2008
Weighted-average life (in years)	9.4	9.7
Weighted-average annual discount rate	9.00%	12.16%
The decrease in the discount rate from September 30, 2008 to September 30, 2009 is attributable to a change in the market in which the interest-only receivables were valued, from the securitization market to a commercial mortgage servicing market.

Key economic assumptions used in subsequently measuring the fair value of NCB’s interest-only receivables as of September 30, 2009 and December 31, 2008, and the effect on the fair value of those interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2009	2008
Fair value	$49,083	$55,118
Weighted-average life (in years)	6.5	5.9
Weighted average annual discount rate	9.68%	9.00%
Impact on fair value of 10% adverse change	$(1,203)	$(1,372)
Impact on fair value of 20% adverse change	$(2,356)	$(2,688)
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
The following table summarizes the cash flows received from loan sale activity and retained interests for the nine months ended September 30, (dollars in thousands):

	2009	2008
Net proceeds from Fannie Mae loan sales	$357,268	$332,921
Net proceeds from auto loan sales	140,567	300,607
Servicing fees received	4,986	5,012
Cash flows received on interest-only receivables	10,520	10,572
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
Under NCB’s current patronage dividend policy, NCB makes the non-cash portion of the patronage dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount; and thereafter, in Class C stock. The patronage dividend with respect to 2008 did not have a cash component. The cash portion of each patronage refund, if any, will be determined by NCB’s Board of Directors based upon its determination of the capital requirements of the Bank and other factors, in its discretion.
NCB distributed $7.3 million of its 2008 retained earnings for patronage dividends in the form of stock during the third quarter of 2009. In order to conserve capital, the Board of Directors determined that the cash portion of that patronage dividend would be zero; therefore, no cash was paid out in patronage dividends in 2009.
As of September 30, 2009, NCB has not allocated any of its 2009 retained earnings for patronage dividends to be distributed during 2010.

20. IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS
During the first quarter of 2009, NCB identified an error related to the accounting for a fair value adjustment recorded against one of its debt instruments related to a hedging transaction. The cumulative fair value adjustment to the debt instrument was $1.2 million. This fair value adjustment was recognized in non-interest income during the fourth quarter of 2008 at the time when an interest rate swap was terminated. Because this debt was not also extinguished, this basis adjustment should be amortized over the remaining term of the debt instrument (through December 2010). As a result of this error, NCB’s non-interest income presented on its consolidated statements of operations was overstated for the quarter and year ended December 31, 2008 and long-term borrowings presented on its consolidated balance sheets was understated by $1.2 million as of December 31, 2008.
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
NCB corrected the effect of the error on the consolidated balance sheets as of December 31, 2008, as presented herein, by increasing long-term borrowings and reducing retained earnings by $1.2 million from the amounts previously reported in its Annual Report on Form 10-K as of and for the year ended December 31, 2008. The consolidated statements of operations for the three and nine months ending September 30, 2009 are not affected by this error and includes amortization of $511 thousand and $800 thousand, related to the basis adjustment, respectively.
21. PROVISION FOR INCOME TAXES
The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of NCB’s subsidiaries are subject to federal taxation. The income tax benefit for the nine months ended September 30, 2009 was $32 thousand and the provision for the nine months ended September 30, 2008 was $0.5 million. NCB, FSB’s effective weighted average state tax rate was approximately 5.3% as of September 30, 2009 compared to 5.2% as of September 30, 2008. The effective combined tax rate for both federal and state tax was less than 1% as of September 30, 2009 compared to 1.2% as of September 30, 2008 resulting from the impact of business activities that do not qualify as patronage income under the Internal Revenue Code as amended by the Act with respect to NCB.
During the third quarter of 2009, NCB determined that it was no longer more likely than not that it would utilize a portion of its net deferred tax asset. Therefore, NCB recorded a partial valuation allowance of $1.5 million attributable to its federal deferred tax assets. The remaining deferred tax asset relates to NCB’s state taxable segments (NCB, FSB). NCB determined it was more likely than not that NCB, FSB would generate sufficient taxable income in the period the deferred tax asset is expected to reverse in order to realize the state deferred tax asset. After this valuation allowance, NCB’s net deferred tax asset was $0.8 million as of September 30, 2009.
During November 2009 legislation was enacted to extend the net operating loss carryback period to five years for either 2008 or 2009 net operating losses. In year five, the net operating loss carryback would be limited to 50 percent of the entity’s taxable income and no limitations on the first four years. NCB is currently evaluating the impact this new legislation will have on its operations.
22. SUBSEQUENT EVENTS
The interest-only certificated receivables were sold on October 26, 2009 for total cash proceeds of $23.4 million, the aggregate carrying amount at September 30, 2009.
NCB has evaluated all events occurring subsequent to September 30, 2009 and through November 16, 2009 in its determination to disclose such events in this filing.

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
NCB primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization which is owned by its members and which is engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. NCCB is structured as a cooperative institution, whose voting stock can only be owned by its members or those eligible to become its members. NCCB operates directly and through its wholly owned subsidiaries, NCB Financial Corporation, a holding company, and NCB, FSB, a federally chartered thrift institution. NCB, FSB provides a broad range of financial services to cooperative and non-cooperative customers. This Form 10-Q provides information regarding the consolidated business of NCCB and its subsidiaries and, where appropriate and as indicated, provides information specific to NCCB, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to NCB refer to NCCB and its subsidiaries collectively.
Recessionary economic conditions have continued into the third quarter of 2009 and have continued to substantially impact NCB’s financial results. The recession that the U.S. economy continues to face is impacting NCB’s borrowers and as a result, NCB is experiencing a higher frequency of loan impairments, both in number and severity, than in prior years. Specifically, increased foreclosure rates, unemployment rates and credit scores, in localities in which many of NCB’s loans are most highly concentrated, have resulted in corresponding increases to NCB’s provision for loan losses. Also, the volatile debt and equity markets, lack of liquidity, wide credit spreads and other events and factors have resulted in significant impairment, realized and unrealized losses for NCB.
As disclosed in NCB’s Form 10-Q for the period ended June 30, 2009, NCCB was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small number of borrowers experiencing pronounced financial difficulties, including several borrowers which have filed for bankruptcy. On August 14, 2009, NCCB entered into forbearance agreements with each of the required holders under each of the senior note purchase agreements and the revolving credit facility agreement. The forbearance agreements were entered into under customary terms and conditions, including the suspension of the need for NCCB to comply with certain financial covenants for the duration of the initial forbearance period which had an expiration date of November 16, 2009. On November 16, 2009, NCCB entered into amendments of the forbearance agreements which extended the forbearance period through February 17, 2010. In connection with the execution of the amended forbearance agreements, NCCB repaid $12.5 million of the senior note debt and $18.5 million of the revolving credit facility debt and paid a total forbearance amendment fee of $1.1 million. Other key provisions of the November 16, 2009 and August 14, 2009 forbearance agreements are as follows:
•
Agreement by NCCB that certain yield maintenance amounts attributable to the senior notes will be added to the principal balances thereof, as of August 14, 2009, and will be payable at maturity. The aggregate yield maintenance was approximately $6.8 million.

•
An increase in the rates of interest to 300 basis points over the current rate for the senior note purchase agreement and 200 basis points over the initial spread to base rate for the revolving credit facility. Also, as a result of rating agency action during the third quarter of 2009, the senior note interest rate increased another 200 basis points, for a total of a 500 basis point increase over the initial rate as of September 30, 2009. Prior to the interest rate increases, the interest rate for the senior note purchase agreement was fixed at 8.5% and the revolving credit facility was LIBOR plus 3.5% or prime (base rate) plus 1.0%.

•	The senior notes and revolving credit facility debt are due upon expiration of the amended forbearance agreements in February 2010.
•	Ability for up to $65.0 million of refinancings and renewals without lender approval of NCCB’s existing loans through December 31, 2010.
•	Consent to make the required debt service payment on $2.5 million of the Class A Notes due December 2009, which NCCB intends to do.
•
NCCB must maintain a certain level of liquidity and any excess cash balances over $55.0 million will be paid monthly to the senior note holders and revolving credit facility debt lenders on a prorata basis.

In the event that NCCB was ultimately unable to reach an agreement to amend its existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit facility agreement prior to the expiration or termination of the initial forbearance agreements, the lenders and the note holders had the right to call and demand immediate repayment of any and all amounts due. Accordingly, the yield maintenance penalty (additional debt liability due to the senior note holders), and any previously unamortized adjustments to the carrying value, are being amortized over the initial 90-day forbearance period expiring November 16, 2009. Amortization of $4.1 million is presented as interest expense for the three and nine months ended September 30, 2009, attributable to these amounts. The lenders and note holders have deferred the right to call and demand immediate repayment until the expiration or termination of the amended forbearance agreements, expiring February 17, 2010. All fees incurred in connection with the amended agreements will be amortized through the amended expiration date.
NCCB has been working with the lenders, note holders and regulatory authorities to outline and implement a plan to address its debt burden and maximize liquidity. NCCB has retained FBR Capital Markets and other advisors to explore available options and alternatives in connection with this effort.
NCCB believes that it has adequate liquidity to meet all of its obligations for the duration of the amended forbearance period. NCCB plans to fund loan curtailments and debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets through the use of a securitization vehicle, disposing of certain assets and raising funds from other capital sources. At this time, NCCB does not have the intent to sell any specific investment securities or loans, besides its interest-only certificated receivables, nor is it more likely than not that NCCB will be required to sell any of its investments or loans at a loss.
NCB has available resources and appropriate strategies to meet its liquidity needs and to counter the difficult operating conditions including but not limited to:
1.
As of September 30, 2009, NCB has $124.5 million of cash on hand and loans held-for-sale of $32.1 million that could be used to meet liquidity needs if necessary. NCB also has an investment security portfolio, a loan portfolio and continual interest and principal payments and loans receivable which could be monetized to raise liquidity if necessary. However, at this time, NCB has no specific plan or intention to dispose of any particular investment security or loan receivable except for the interest-only certificated receivables.

2.
NCB has expanded its relationship with Fannie Mae, allowing NCB to continue to sell Cooperative and Multifamily Loans. This has allowed NCB to offset market risk by more rapidly selling loans upon their origination. During 2008, the federal government put Fannie Mae and Freddie Mac into conservatorship. It is difficult to predict how the recession and federal government financial support of Fannie Mae and Freddie Mac will affect NCB’s business and results of operations. NCB nevertheless continues to sell loans to Fannie Mae and expects to continue to do so.

3.
NCB expects to originate substantially all new loans at NCB, FSB as compared with NCCB. This is principally due to the less expensive source of funding available to NCB, FSB, which can rely on customer deposits and borrowings from the Federal Reserve and the Federal Home Loan Bank of Cincinnati, both of which have lower borrowing costs than the revolving credit facility used by NCCB. In addition NCCB’s revolving credit facility limits its ability to originate loans at NCCB. Because of the limitation on commercial lending at NCB, FSB under the federal Home Owners Loan Act, the continued migration of lending from NCCB to NCB, FSB may reduce the number of Commercial Loans made by NCB.

4.
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into equity investments in banks under the Capital Purchase Program (“CPP”). Principal terms of the CPP include payment of preferred dividends on the Treasury’s stock, restrictions on the payment of common stock dividends, restrictions on stock repurchase programs, and restrictions on executive compensation. NCB has not participated in the TARP or CPP at this time.

Results of Operations
For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Overview
NCB’s net loss for the nine months ended September 30, 2009 was $34.8 million compared to net income of $3.7 million for the nine months ended September 30, 2008.
Total assets increased less than 1.0% or $2.1 million to $2.16 billion as of September 30, 2009, from $2.15 billion as of December 31, 2008.
The annualized return on average total assets was -2.1% and 0.2% for the nine months ended September 30, 2009 and 2008, respectively. The annualized return on average members’ equity was -21.2% and 2.2% for the nine months ended September 30, 2009 and 2008, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Profitability	2009	2008	2009	2008
Net interest income	$8,116	$14,149	$37,851	$40,900
Provision for loan losses	12,182	6,042	36,967	10,531
Net interest income after provision for loan losses	(4,066)	8,107	884	30,369
Non-interest income	5,758	7,120	18,979	18,307
Non-interest expense	22,542	14,773	54,650	44,510
Net (loss) income	(21,739)	(2)	(34,755)	3,657

Net yield on interest earning assets	1.52%	2.80%	2.39%	2.82%
Return on average assets	-3.9%	0.0%	-2.1%	0.2%
Return on average members’ equity	-41.1%	0.0%	-21.2%	2.2%
Efficiency ratio	162.5%	69.5%	96.2%	75.2%

	September 30,	December 31,
Supplemental Data	2009	2008
Loans held-for-sale	$32,068	$14,278
Loans and lease financing	1,887,829	1,957,191
Total assets	2,157,019	2,154,892
Total borrowings	683,424	590,726

Full time equivalent employees	271	316

Average members’ equity as a percentage of average total assets	10.0%	10.8%
Average members’ equity as a percentage of average total loans and lease financing	11.1%	12.1%

Net average loans and lease financing to average total assets	88.0%	87.6%
Net average earning assets to average total assets	94.9%	95.7%

	September 30,	December 31,
Credit Quality	2009	2008
Allowance for loan losses	$44,786	$27,067
Allowance for loan losses to loans outstanding	2.4%	1.4%
Non-accrual loans	95,363	16,777
Real estate owned	3,553	659
Total non-performing assets	98,916	17,436
Non-performing assets as a percentage of total assets	4.6%	0.8%
Non-performing assets as a percentage of total loans and lease financing	5.2%	0.9%

Net Interest Income
Net interest income for the nine months ended September 30, 2009, decreased $3.0 million or 7.3% to $37.9 million compared with $40.9 million for the nine months ended September 30, 2008. The net yield on interest earning assets decreased from 2.82% for the nine months ended September 30, 2008 to 2.39% for the same period in 2009. The forbearance agreements triggered an increase in interest rates and accelerated amortization of other debt costs included in interest expense. These debt costs and any previously unamortized adjustments to the carrying value were amortized over the initial 90-day forbearance period resulting in $4.1 million of interest expense during the nine months ended September 30, 2009. This amortization also accounted for 25 basis points of this year-over-year decrease in net yield on interest earning assets.
For the nine months ended September 30, 2009, interest income decreased by 5.8% or $5.3 million to $85.9 million compared with $91.2 million for the nine months ended September 30, 2008. The decrease resulted primarily from a decrease in Real Estate, Consumer and Commercial Loan yields which more than offset an increase in Real Estate, Consumer and Commercial Loan balances year-over-year. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from September 30, 2008 to September 30, 2009.
Interest income from Real Estate (Residential and Commercial) Loans decreased $1.8 million or 3.5%. An increase in average balances of $128.9 million or 11.7% was more than offset by a 84 basis point decrease in average yield for the nine months ending September 30, 2009 compared to the same period in 2008. Consumer and Commercial Loans and Lease interest income decreased $1.5 million or 4.5%. The decrease in the yield from 6.88% in 2008 to 5.94% in 2009 contributed $4.9 million to the decrease in income, while an increase in average balances of $69.7 million or 10.5% partially offset $3.4 million of the year-over-year decrease. Interest income from investment securities and cash equivalents decreased by $2.1 million. A decrease in the yield from 4.37% in 2008 to 2.62% in 2009 contributed $1.7 million and a decrease in volume contributed $0.4 million to the decrease in interest income.
Other interest income, consisting only of excess yield, is generated from the interest-only non-certificated receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each interest-only receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the interest-only receivable. Interest-only non-certificated receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $1.6 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively.
Interest expense for the nine months ended September 30, 2009, decreased $2.2 million or 4.4% from $50.3 million for the nine months ended September 30, 2008 to $48.1 million for the nine months ended September 30, 2009.
Interest expense on deposits for the nine months ended September 30, 2009, decreased $6.3 million or 22.4% from $28.1 million in 2008 to $21.8 million in 2009. The average cost of deposits decreased by 130 basis points from 3.57% to 2.27% contributing $11.3 million to the decrease in interest expense. Average deposit balances for the nine months ended September 30, 2009 grew by $225.7 million or 21.5% from 2008 to 2009 partially offsetting the decrease in deposit interest expense by $5.0 million.
Interest expense on borrowings for the nine months ended September 30, 2009 increased by $4.2 million or 19.0% from $22.1 million in 2008 to $26.3 million in 2009. The average cost of borrowings increased from 4.35% to 5.33% accounting for $4.9 million of the increase in interest expense. A $20.0 million decrease in average borrowing volume partially offset the year-over-year increase in interest expense by $0.7 million. The increase in the average cost of borrowings is primarily due to a 300 basis point increase on the senior notes interest rate and a 200 basis point over the initial spread to base rate on the revolving credit facility interest rate as a result of the forbearance agreements. Also, as a result of rating agency action during the third quarter of 2009, the senior note interest rate increased another 200 basis points, for a total 500 basis point increase in senior notes rates during 2009. Also, the forbearance agreements triggered an increase in interest rates and accelerated amortization of other debt costs included in interest expense. These debt costs and any previously unamortized adjustments to the carrying value were amortized over the initial 90-day forbearance period resulting in $4.1 million of interest expense during the nine months ended September 30, 2009. This amortization also accounted for 83 basis points of the year-over-year decrease in interest expense on borrowings.

See Table 1 and Table 2 for detailed information of the increases and decreases in interest income and interest expense for the nine months ended September 30, 2009.
Table 1
Changes in Net Interest Income
For the nine months ended September 30,
(Dollars in thousands)

	2009 Compared to 2008
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$5,557	$(7,361)	$(1,804)
Consumer and Commercial Loans and Leases	3,349	(4,871)	(1,522)

Total loans and lease financing	8,906	(12,232)	(3,326)
Investment securities and cash equivalents	(359)	(1,739)	(2,098)
Other interest income	(15)	198	183

Total interest income	8,532	(13,773)	(5,241)

Interest Expense
Deposits	4,946	(11,313)	(6,367)
Borrowings	(726)	4,901	4,175

Total interest expense	4,220	(6,412)	(2,192)

Net interest income	$4,312	$(7,361)	$(3,049)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the nine months ended September 30,
(Dollars in thousands)

	2009			2008
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,232,860	$49,284	5.33%	$1,104,001	$51,088	6.17%
Consumer and Commercial Loans and Leases*	730,054	32,539	5.94%	660,395	34,061	6.88%

Total loans and lease financing*	1,962,914	81,823	5.56%	1,764,396	85,149	6.43%
Investment securities and cash equivalents	126,233	2,485	2.62%	139,931	4,583	4.37%
Other interest income	26,354	1,603	8.11%	26,619	1,420	7.11%

Total interest earning assets	2,115,501	85,911	5.41%	1,930,946	91,152	6.29%

Allowance for loan losses	(36,056)			(19,291)

Non-interest earning assets
Cash	40,623			12,084
Other	70,359			81,193

Total non-interest earning assets	110,982			93,277

Total assets	$2,190,427			$2,004,932

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,276,321	$21,759	2.27%	$1,050,579	$28,126	3.57%
Borrowings	657,670	26,301	5.33%	677,672	22,126	4.35%

Total interest bearing liabilities	1,933,991	48,060	3.31%	1,728,251	50,252	3.88%

Other liabilities	37,702			55,866
Members’ equity	218,734			220,815

Total liabilities and members’ equity	$2,190,427			$2,004,932

Net interest earning assets	$181,510			$202,695

Net interest revenues and spread		$37,851	2.10%		$40,900	2.42%
Net yield on interest earning assets			2.39%			2.82%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the
	nine months ended September 30,
	2009	2008
Gain on sale of loans	$9,896	$3,988
Letter of credit fees	3,422	3,316
Servicing fees	3,066	3,911
Real estate loan fees	473	567
Prepayment fees	160	746
Derivative accounting adjustment	18	3,322
Other	1,944	2,457

Total	$18,979	$18,307

Total non-interest income increased $0.7 million or 3.8% from $18.3 million during the nine months ended September 30, 2008, to $19.0 million for the nine months ending September 30, 2009. This was driven primarily by an increase of $2.6 million in gain on sale of loans, including the derivative accounting adjustment, from $7.3 million for the nine months ended September 30, 2008 to $9.9 million for the nine months ending September 30, 2009. In order to mitigate risk, NCB forward sells loan commitments on a loan by loan basis. The $2.6 million increase was partially offset by a $0.6 million decrease in prepayment fees, a $0.8 million decrease in servicing fees and a $0.5 million decrease in other non-interest income.
The percentage of gain on the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from a gain of 1.38% in the first nine months of 2008 to a gain of 1.63% in the first nine months of 2009.
NCB, in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of derivative accounting standards and are accordingly marked to fair value through earnings.
The application of fair value accounting standards and SAB 109 had the effect of recognizing a gain on loans, loan commitments and derivatives hedging these loans and loan commitments of $137 thousand for loans that will not be funded or delivered to investors until a date subsequent to September 30, 2009.
The following table shows the unpaid principal balance of loans sold during the nine months ended September 30 (dollars in thousands):

	2009	2008
Fannie Mae loan sales	$184,767	$181,563
Consumer Loans (auto loans)	140,567	300,607
Single-family Residential Loans and Share Loans	158,782	141,396
SBA Loans	8,070	9,553

Total	$492,186	$633,119

The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for the
	nine months ended September 30,
	2009	2008
Compensation and employee benefits	$22,903	$24,935
Provision for losses on unfunded commitments	6,502	899
Contractual services	5,874	3,748
Occupancy and equipment	5,037	5,286
Other-than-temporary impairment losses (OTTI)
Gross impairment losses	3,792	—
Less: impairments recognized in other comprehensive income (before taxes)	(158)	—

Net impairment losses recognized in earnings	3,634	—
Information systems	3,237	3,573
Loan costs	2,532	1,678
FDIC premium	1,992	600
Corporate development	833	992
Travel and entertainment	565	840
Lower of cost or market adjustment	289	203
Loss on sale of investments available-for-sale	89	237
Other	1,163	1,519

Total	$54,650	$44,510

Non-interest expense for the nine months ended September 30, 2009, increased 22.9% or $10.2 million to $54.7 million compared with $44.5 million for the corresponding prior year period. A $3.6 million net OTTI partially contributed to the year-over-year increase. The $3.6 million OTTI includes $2.1 million resulting from NCB’s conclusion that it was more likely than not that its interest-only certificated receivables would be sold before recovery of the amortized cost basis and $1.5 million of OTTI on four of NCB’s CMO investment securities based on deterioration of the financial condition and credit quality of certain underlying issuers or collateral. The increase was also partially due to a $2.1 million increase in contractual services for legal fees relating to the forbearance agreement, a $5.6 million increase in provision for losses on unfunded commitments due to the downgrade of five letters of credit and a $1.4 million increase in FDIC premium expense resulting from special fees assessed by the FDIC. The year-over-year increase in non-interest expense was partially offset by a $2.0 million decrease in compensation and employee benefits resulting from a decrease in headcount.
During the third quarter of 2009, NCB determined that it was no longer more likely than not that it would utilize a portion of its net deferred tax asset. Therefore, NCB recorded a $1.5 million valuation allowance on its federal net operating loss deferred tax asset. After this valuation allowance, NCB’s net deferred tax asset was $0.8 million as of September 30, 2009.
During November 2009 legislation was enacted to extend the net operating loss carryback period to five years for either 2008 or 2009 net operating losses. In year five, the net operating loss carryback would be limited to 50 percent of the entity’s taxable income and no limitations on the first four years. NCB is currently evaluating the impact this new legislation will have on its operations.
Credit Quality
Since December 31, 2008, the allowance for loan losses increased by $17.7 million, or 65.5% to $44.8 million. This included $1.0 million of recoveries received and $20.5 million of loans charged off.

The allowance for loan losses represented 2.4% and 1.4% of total loans and lease financing, excluding loans held-for-sale, as of September 30, 2009 and December 31, 2008, respectively. The allowance as a percentage of non-performing assets was 45.3% as of September 30, 2009 compared with 155.0% as of December 31, 2008. Although the non-performing assets were significantly higher as of September 30, 2009 compared to December 31, 2008 the allowance as a percentage of non-performing assets as of September 30, 2009 was not higher than the percentage as of December 31, 2008, due to a significant increase in charge-offs during 2009. During 2009, NCB experienced additional weakness in the credit quality of its loan portfolio, especially in the Healthcare and Employee Stock Ownership Plan (“ESOP”) portfolios (included in Commercial Loans). Healthcare credits accounted for $30.3 million or 30.6% of non-performing assets as of September 30, 2009. There were no non-performing assets in the Healthcare segment as of December 31, 2008. ESOP credits accounted for $11.0 million or 11.1% of non-performing assets as of September 30, 2009 and $0.3 million or 1.7% of non-performing assets as of December 31, 2008. Cooperative Housing credits accounted for $14.9 million or 15.1% of the non-performing assets as of September 30, 2009. NCB anticipates that further weakness in its loan portfolio is likely.
Of the $37.0 million provision for loan losses, $26.7 is related to Commercial Loans, $4.6 million is related to Real Estate Loans and $5.5 million is related to Consumer Loans.
NCB’s increased provision for loan losses and increased charge-off activity was primarily driven by severe financial problems experienced by a limited number of borrowers. A number of these borrowers had higher loan balances than NCB’s typical borrower. Certain of these borrowers also filed suddenly and unexpectedly for bankruptcy protection during the first quarter of 2009. The increase in provision is also a response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values. During the third quarter of 2009, NCB adjusted certain of the inputs in its allowance for loan loss calculation for its Single-family Residential Loan, Share Loan, Commercial Loan, Commercial Real Estate Loan and Consumer Loan portfolios to reflect the current market conditions. The adjustments resulted in an increase of $3.9 million to NCB’s allowance for loan losses as of September 30, 2009.
Although the Single-family Residential and Share Loan portfolios continue to perform well, there has been a steady increase in foreclosure and unemployment rates in localities in which these loans are most highly concentrated. As a result of these factors, NCB’s allowance for loan losses was adjusted to increase the allocation for those Single-family Residential and Share Loans with an Acceptable rating from 18 basis points to 30 basis points of the loan balance as of September 30, 2009.
The Consumer Loan portfolio has not been performing well as a result of the increase in unemployment rates and decrease of credit scores in localities in which these loans are most highly concentrated. As a result of these factors, as of September 30, 2009, NCB’s allowance for loan losses was adjusted for those Consumer Loans with an Acceptable or Watch List rating by an increase from 2 basis points to 6 basis points of the loan balance. The loss in the event of default for NCB’s Commercial Loans and Commercial Real Estate Loans was also increased due to continued deterioration in those portfolios. Consumer Loans with a Special Mention rating from 2 basis points to 7 basis points of the loan balance as of September 30, 2009.
As of September 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $257.3 million of which $225.9 million related to letters of credit issued in connection with certain variable rate municipal bonds that mature before the end of 2013. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. During 2008, NCB provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million was the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. During the third quarter of 2009, one letter of credit was funded in the amount of $6.9 million as a result of the lead bank’s inability to confirm the letter of credit. This funding is still outstanding as of September 30, 2009. As of September 30, 2009, $67.2 million of the $225.9 million related to letters of credit issued in connection with certain variable rate municipal bonds were classified as criticized, and the associated reserve for losses on these unfunded commitments were $5.4 million.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Real estate owned	$3,553	$3,988	$1,286	$659	$469
Impaired loans	147,001	86,531	66,061	20,377	$22,248

Total	$150,554	$90,519	$67,347	$21,036	$22,717

As a percentage of loans and lease financing outstanding	7.97%	4.73%	3.46%	1.07%	1.21%

The aggregate average balance of impaired loans was $66.6 million and $16.3 million for the nine months ended September 30, 2009, and the year ended December 31, 2008, respectively. As of September 30, 2009, NCB’s impaired loans included $51.6 million of loans still accruing interest and $95.6 million of loans not accruing interest. As of December 31, 2008, NCB’s impaired loans included $3.6 million of loans still accruing interest and $16.8 million of loans not accruing interest.
For the three months ended September 30, 2009 compared to the three months ended September 30, 2008
Overview
NCB’s net loss for the three months ended September 30, 2009 was $21.7 million compared to a net loss of $0.2 million for the three months ended September 30, 2008.
The annualized return on average total assets was -3.9% and 0.0% for the three months ended September 30, 2009 and 2008, respectively. The annualized return on average members’ equity was -41.1% and 0.0% for the three months ended September 30, 2009 and 2008, respectively.
Net Interest Income
Net interest income for the three months ended September 30, 2009, decreased $6.0 million or 42.6% to $8.1 million compared with $14.1 million for the three months ended September 30, 2008. The forbearance agreements triggered an increase in interest rates and accelerated amortization of other debt costs included in interest expense. The debt costs and any previously unamortized adjustments to the carrying value were amortized over the initial 90-day forbearance period resulting in $4.1 million of interest expense during the three months ended September 30, 2009. This amortization also accounted for 77 basis points of this year-over-year decrease in net yield on interest earning assets.
For the three months ended September 30, 2009, interest income decreased by 7.6% or $2.3 million to $28.1 million compared with $30.4 million for the nine months ended September 30, 2008. The decrease resulted primarily from a decrease in Real Estate, Consumer and Commercial Loan yields which more than offset an increase in Real Estate, Consumer and Commercial Loan balances year over year. The majority of NCB’s loan portfolio is indexed to rates that have re-priced downwards from September 30, 2008 to September 30, 2009.
Interest income from Real Estate (Residential and Commercial) Loans decreased $0.7 million or 4.3%. An increase in average balances of $79.5 million or 6.8% was more than offset by a decrease in the yield from 5.84% in 2008 to 5.23% in 2009. Consumer and Commercial Loans and Lease interest income decreased $1.1 million or 10.0%. The decrease in the yield from 6.56% in 2008 to 5.93% in 2009 contributed to almost all of the decrease in income. Interest income from investment securities and cash equivalents decreased by $0.6 million. A decrease in the yield from 4.55% in 2008 to 2.06% in 2009 contributed $0.8 million and an increase in volume partially offset the decrease by $0.2 million.

Other interest income, consisting only of excess yield, is generated from the interest-only non-certificated receivables held by NCB. NCB recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each interest-only receivable, NCB is entitled to a cash interest payment which is offset by the amortization of the interest-only receivable. Interest-only non-certificated receivables are recorded in the same manner as available-for-sale investment securities. Other interest income was $0.5 million for the three months ended September 30, 2009 and 2008.
Interest expense for the three months ended September 30, 2009, increased $3.6 million or 22.1% from $16.3 million for the three months ended September 30, 2008 to $19.9 million for the three months ended September 30, 2009.
Interest expense on deposits for the three months ended September 30, 2009, decreased $2.4 million or 26.4% from $9.1 million in 2008 to $6.7 million in 2009. The average cost of deposits decreased by 112 basis points from 3.18% to 2.06% contributing $3.4 million to the decrease in deposit interest expense. Average deposit balances for the three months ended September 30, 2009 grew by $152.9 million or 13.4% from 2008 to 2009 partially offsetting the decrease in deposit interest expense by $1.0 million.
Interest expense on borrowings for the three months ended September 30, 2009 increased by $6.0 million or 83.6%. The average cost of borrowings increased from 4.23% to 7.90% accounting for $6.2 million of the increase in borrowings interest expense. A $11.9 million decrease in average borrowing volume partially offset $0.2 million of the year-over-year increase in borrowings interest expense. The increase in the average cost of borrowings is partially due to a 300 basis point increase on the senior notes interest rate and a 200 basis point over the initial spread to base rate on the revolving credit facility interest rate as a result of the forbearance agreements. Also, as a result of rating agency action during the third quarter of 2009, the senior note interest rate increased another 200 basis points, for a total 500 basis point increase in senior notes rates during 2009. Also, the forbearance agreements triggered an increase in interest rates and accelerated amortization of other debt costs included in interest expense. The debt costs and any previously unamortized adjustments to the carrying value were amortized over the initial 90-day forbearance period resulting in $4.1 million of interest expense during the three months ended September 30, 2009. This amortization also accounted for 243 basis points of this year-over-year decrease in interest expense on borrowings.
See Table 1A and Table 2A for detailed information of the increases and decreases in interest income and interest expense for the three months ended September 30, 2009.

Table 1A
Changes in Net Interest Income
For the three months ended September 30,
(Dollars in thousands)

	2009 Compared to 2008
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$1,099	$(1,831)	$(732)
Consumer and Commercial Loans and Leases	(32)	(1,106)	(1,138)

Total loans and lease financing	1,067	(2,937)	(1,870)
Investment securities and cash equivalents	248	(855)	(607)
Other interest income	23	69	92

Total interest income	1,338	(3,723)	(2,385)

Interest Expense
Deposits	1,003	(3,408)	(2,405)
Borrowings	(180)	6,233	6,053

Total interest expense	822	2,826	3,648

Net interest income	$516	$(6,549)	$(6,033)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended September 30,
(Dollars in thousands)

	2009			2008
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,248,349	$16,328	5.23%	$1,168,898	$17,060	5.84%
Consumer and Commercial Loans and Leases*	702,305	10,406	5.93%	704,372	11,544	6.56%

Total loans and lease financing*	1,950,654	26,734	5.48%	1,873,270	28,604	6.11%
Investment securities and cash equivalents	152,358	785	2.06%	122,356	1,392	4.55%
Other interest income	25,795	544	8.44%	24,624	452	7.34%

Total interest earning assets	2,128,807	28,063	5.27%	2,020,250	30,448	6.03%

Allowance for loan losses	(43,449)			(20,369)

Non-interest earning assets
Cash	53,572			16,979
Other	73,911			78,769

Total non-interest earning assets	127,483			95,748

Total assets	$2,212,841			$2,095,629

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,290,780	$6,650	2.06%	$1,137,841	$9,055	3.18%
Borrowings	673,076	13,297	7.90%	684,970	7,244	4.23%

Total interest bearing liabilities	1,963,856	19,947	4.06%	1,822,811	16,299	3.58%

Other liabilities	37,302			51,890
Members’ equity	211,683			220,928

Total liabilities and members’ equity	$2,212,841			$2,095,629

Net interest earning assets	$164,951			$197,439

Net interest revenues and spread		$8,116	1.22%		$14,149	2.45%
Net yield on interest earning assets			1.52%			2.80%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the
	three months ended September 30,
	2009	2008
Gain on sale of loans	$3,275	$3,411
Letter of credit fees	1,161	1,171
Servicing fees	714	1,324
Real estate loan fees	137	255
Prepayment fees	52	177
Derivative accounting adjustment	(125)	18
Other	544	764

Total	$5,758	$7,120

Total non-interest income decreased $1.3 million or 21.1% from $7.1 million during the three months ended September 30, 2008, to $5.8 million for the three months ending September 30, 2009. This was driven primarily by a decrease of $0.6 million in servicing fees, a $0.3 million decrease in gain on sale of loans, including the derivative accounting adjustment, and a decrease of $0.2 million in other non-interest income.
The percentage of gain on the sold principal balance of Cooperative, Multifamily and Commercial Real Estate Loans increased from a gain of 2.49% in the third quarter of 2008 to a gain of 3.65% in the third quarter of 2009.
NCB, in the normal course of business, enters into contractual commitments to extend credit to borrowers. The commitments become effective when the borrowers rate lock a specified interest rate within the time frames established by NCB. Market risk arises if interest rates and/or the return demanded by investors moves adversely between the time of the rate lock and the ultimate sale to an investor. These commitments are undesignated derivatives pursuant to the requirements of derivative accounting standards and are accordingly marked to fair value through earnings.
The application of fair value accounting standards and SAB 109 had the effect of recognizing a loss on loans, loan commitments and derivatives hedging these loans and loan commitments of $0.5 million for loans that will not be funded or delivered to investors until a date subsequent to September 30, 2009.
The following table shows the unpaid principal balance of loans sold during the three months ended September 30 (dollars in thousands):

	2009	2008
Fannie Mae loan sales	$84,745	$70,227
Consumer Loans (auto loans)	60,690	106,322
Single-family Residential Loans and Share Loans	40,146	62,510
SBA Loans	898	8,986

Total	$186,479	$248,045

The Consumer Loan sales represent the sale, at par, of participations in auto loans. NCB purchases and sells these notes within a 30 day cycle. The primary economic benefit to NCB of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for the
	three months ended September 30,
	2009	2008
Compensation and employee benefits	$7,339	$7,637
Provision for losses on unfunded commitments	4,026	672
Contractual services	3,063	1,381
Other-than-temporary impairment losses (OTTI)
Gross impairment losses	2,312	—
Less: impairments recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	2,312	—
Occupancy and equipment	1,668	1,764
Information systems	986	1,045
Loan costs	968	553
Lower of cost or market valuation allowance	698	233
FDIC premium	535	194
Corporate development	289	342
Travel and entertainment	231	280
(Gain) loss on sale of investments available-for-sale	(5)	244
Other	432	428

Total	$22,542	$14,773

Non-interest expense for the three months ended September 30, 2009, increased 52.0% or $7.7 million to $22.5 million compared with $14.8 million for the corresponding prior year period. A $2.3 million increase in net OTTI partially contributed to the quarter-over-quarter increase. These OTTI losses primarily resulted from NCB’s conclusion that it was more likely than not that its interest-only certificated receivables would be sold before recovery of the amortized cost basis, thus $2.1 million of OTTI was recognized. A $3.4 million increase in provision for losses on unfunded commitments due to the downgrade of five letters of credit also contributed to the quarter-over-quarter increase in non-interest expense as well as a $1.5 million increase in contractual services relating to forbearance agreement fees, and a $0.3 million increase in FDIC premium expense.
Liquidity and Capital Resources
In the event that NCCB is ultimately unable to reach an agreement to amend the existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit agreement prior to the expiration or termination of the forbearance agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due.
As of September 30, 2009, NCCB believes that it has adequate liquidity to meet all of its obligations for the duration of the forbearance period. NCCB plans to fund loan curtailments and debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets through the use of a securitization vehicle, disposing of certain assets and raising funds from other capital sources. At this time, NCCB does not have the intent to sell any specific investment securities or loans, besides its interest-only certificated receivables, nor is it more likely than not that NCCB will sell any of its investments or loans at a loss.

The following describe NCB’s primary sources and uses of liquidity as of September 30, 2009:
•
NCB plans to fund loan curtailments and debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale and sale of the interest-only certificated receivables, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets through the use of a securitization vehicle, disposing of certain assets and raising funds from other capital sources. At this time, other than the interest-only certificated receivables sold in October 2009, NCCB does not have the intent to sell any specific investment securities or loans nor is it more likely than not that NCCB will sell any of its investments or loans at a loss.

•
With respect to NCB, FSB, FHLB available borrowing capacity of $85.1 million as of September 30, 2009 compared to $192.1 million as of December 31, 2008 as a result of NCB’s reduction of deposits and corresponding increase in FHLB funds as a source of funding. As of September 30, 2009, the FHLB of Cincinnati, with whom NCB banks, has not provided notice of any potential dividend cancellations. This capacity is not affected by the forbearance agreements.

•	With respect to NCB, FSB, Federal Reserve Bank borrowing facility was established in October 2009, with borrowing capacity of $89.5 million at that time.
Notwithstanding any additional curtailments that may arise in negotiations during the extended forbearance period, and as of September 30, 2009, NCB has the following scheduled debt maturities between September 30, 2009 and December 31, 2010:
•	FHLB borrowings of $5.0 million due October 2009
•	$2.5 million Class A Notes due December 2009
•	$164.6 million of revolving credit facility borrowings due February 2010
•	$56.6 million of senior notes due February 2010
•	$55.0 million of senior notes due February 2010
•	$24.0 million of Class A notes amortization due December 2010
During the first half of 2009, NCCB invested $7.0 million in NCB, FSB through an investment in the same amount in NCB Financial Corporation, parent company of NCB, FSB to support NCB, FSB’s Total Risk-Based Capital Ratio target of 12%. Under the investment limitations in its credit agreements, NCCB will not be able to invest any additional capital in NCB FSB absent equity growth at NCCB.
Sources and Uses of Funds
NCB’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are retirement of debt, loan originations, repayments of debt and purchases of investment securities.
Cash Provided by Operating Activities. NCB’s net cash provided by operating activities for the nine months ended September 30, 2009 was $30.7 million compared to $86.1 million of net cash provided by operating activity for the nine months ending September 30, 2008. This $55.3 million change was primarily due to a $135.9 million decrease in the net proceeds from the sale of loans held-for-sale, a $38.4 million decrease in net income, partially offset by a due a $74.0 million net decrease of cash used for the purchase and origination of loans held-for-sale, net of principal collections and a $26.4 million increase in the provision for loan losses.
Cash Provided by (Used in) Investing Activities. NCB’s net cash provided by investing activities for the nine months ended September 30, 2009 was $38.1 million compared to $370.7 million of net cash used in investing activities for the nine months ended September 30, 2008. This $408.7 million change was primarily due to a $380.3 million decrease in cash used to originate loans and lease financing, net of principal collections and prepayments and a $27.6 million decrease in cash used to purchase portfolio loans.
Cash Provided by Financing Activities. NCB’s net cash provided by financing activities for the nine months ended September 30, 2009 was $15.7 million compared to $253.9 million for the nine months ended September 30, 2008. The $238.2 million decrease in cash provided was primarily due to a $248.5 million decrease in cash provided by deposits, a $101.7 million decrease in cash resulting from the repayment of debt borrowings, partially offset by a $118.7 million increase in cash provided from debt borrowings.

Interest-Bearing Liabilities
Per Table 4 below, interest-bearing liabilities, including accrued interest increased 1.6% to $1.93 billion as of September 30, 2009 compared with $1.90 billion as of December 31, 2008.
Table 4
Interest-Bearing Liabilities
(including accrued interest as of September 30, 2009)
(dollars in thousands)

	September 30,	December 31,
	2009	2008	% Change
Deposits	$1,239,410	$1,304,572	-5.0%
Borrowings	688,688	592,380	16.3%

Total	$1,928,098	$1,896,952	1.6%

For the nine months ended September 30, 2009, deposits, all of which are held at NCB, FSB, decreased 4.6% to $1.24 billion from $1.30 billion as of December 31, 2008 as a result of a slight shift in funding source from deposits to borrowings (primarily FHLB and TLGP funds). The weighted average rate on deposits as of September 30, 2009 was 2.0% compared to 2.8% as of December 31, 2008. The average maturity of the certificates of deposit as of September 30, 2009 was 16.7 months compared with 10.9 months as of December 31, 2008.
Total borrowings, including accrued interest, increased $95.3 million or 16.3% from $592.4 million as of December 31, 2008 to $688.7 million as of September 30, 2009.
As a result of NCCB’s default under its senior note purchase agreement and under its revolving credit facility due to a covenant violation as of June 30, 2009, NCCB has been subject to the following increases to its cost of debt as of September 30, 2009:
•
Agreement by NCCB that certain yield maintenance amounts on accounts on account of the senior notes will be added to the principal balances thereof, and will be payable at maturity. The aggregate yield maintenance was approximately $6.8 million.

•
A resetting of the interest rate to a rate, which is 300 basis points over the current rate under the senior note purchase agreement and to a rate which is 200 points over the initial spread to base rate under the revolving credit facility. Also, as a result of a rating agency action during the third quarter of 2009, the senior note interest rate increased another 200 basis points, for a total of a 500 basis point increase over the initial rate as of September 30, 2009.

•	Forbearance fees totaling $1.1 million.
•	Aggregate repayments upon execution of the amended forbearance agreement of approximately $31.0 million on the senior notes and revolving credit facility.
•
Recognition through earnings of $4.1 million of debt costs. Because these costs were related to the initial forbearance agreement that expired on November 16, 2009, all related debt costs were amortized through this date.

The carrying amounts and maturities of ’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance	Maturity Date as
	September 30,	December 31,	of September 30,
Type	2009	2008	2009

Short-term FHLB	$5,000	$23,000	October 2009

Revolving credit facility	164,583	202,000	February 2010

Long-term FHLB	20,000	20,000	June 2011
Long-term FHLB	20,000	20,000	July 2011
Long-term FHLB	25,000	20,000	August 2011
Long-term FHLB	10,000	10,000	June 2012
Long-term FHLB	20,000	20,000	June 2013
Long-term FHLB	30,000	—	March 2014
Long-term FHLB	20,000	—	August 2014

	145,000	90,000

Senior Notes	55,000	50,000	February 2010
Senior Notes	56,561	55,000	February 2010

	111,561	105,000

TLGP Debt	25,000	—	February 2012
TLGP Debt	63,688	—	May 2012

	88,688	—

Junior Subordinated Debt	51,547	51,547	January 2034

Class A Notes	2,500	2,500	December 2009

Subordinated Debt	113,989	113,989	October 2020

Debt Valuation and Discount	556	2,690

Total Borrowings	$683,424	$590,726

As a result of NCCB’s default under its senior note purchase agreement and its revolving credit facility, the maturity dates of the senior notes and the revolving credit facility were changed to February 2010, the end of the amended forbearance term.
Contractual Obligations
On November 16, 2009, NCCB entered into amendments of the forbearance agreements which extended the forbearance period through February 17, 2010.
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

As of September 30, 2009, NCB had outstanding letters of credit with a total commitment amount of $257.3 million of which $225.9 million related to letters of credit issued in connection with certain variable rate municipal bonds that mature before the end of 2013. Under those letters of credit, NCB can be called upon to fund the amount of the municipal bond in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. During 2008, NCB provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million was the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. During the third quarter of 2009, one letter of credit was funded in the amount of $6.9 million as a result of the lead bank’s inability to confirm the letter of credit. This funding is still outstanding as of September 30, 2009. As of September 30, 2009, $61.2 million of the $225.9 million related to letters of credit issued in connection with certain variable rate municipal bonds were classified as criticized, and the associated reserve for losses on these unfunded commitments were $5.4 million. In an effort to mitigate the risk of possible future fundings of this kind, NCB has greatly curtailed marketing of this product line and is actively reducing its exposure in this area.

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
Item 1A. Risk Factors
In the event that NCCB is unable to reach an agreement to amend the existing loan agreements or otherwise repay and extinguish the senior note agreement and revolving credit agreement prior to the extended forbearance period through February 17, 2010, the lenders and noteholders have the right to call and demand immediate repayment of any and all amounts due. As of September 30, 2009, NCCB believes that it has adequate liquidity to meet all of its obligations for the duration of the forbearance period. NCCB plans to fund loan curtailments and debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets through the use of a securitization vehicle, disposing of certain assets and raising funds from other capital sources. At this time, NCCB does not have the intent to sell any specific investment securities or loans, besides its interest-only certificated receivables, nor is it more likely than not that NCCB will sell any of its investments or loans at a loss.
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
Date: November 16, 2009

By:
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:
David Sanders
Senior Vice President, Corporate Controller