Form 10-K
period 2009-12-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2010-03-31
CIK 356801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code (202) 349-7444
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company:

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock at December 31, 2009: Class B 1,795,981 and Class C 254,373.
DOCUMENTS INCORPORATED BY REFERENCE: None

This Form 10-K contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to National Consumer Cooperative Bank’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, other-than-temporary impairment evaluations, deposit flows, demand for mortgage, commercial and other loans, real estate values, performance of collateral underlying certain securities, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting National Consumer Cooperative Bank’s operations, pricing products and services.
PART 1
ITEM 1. BUSINESS
GENERAL
The National Consumer Cooperative Bank (“the Company”) is a financial institution, organized under the laws of the United States that primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization owned by its members and engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. The Company is structured as a cooperative institution whose voting stock can only be owned by its borrowers or those eligible to become its borrowers (or organizations controlled by such entities).
The Company operates directly and through its wholly owned subsidiaries, NCB Financial Corporation and NCB, FSB. This Form 10-K provides information regarding the consolidated business of the Company and its subsidiaries and, where appropriate and as indicated, provides information specific to the Holding Company, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to the Company refer to the Company and its subsidiaries collectively. The chart below provides specific explanations of the various entities that may be referenced throughout this Form 10-K:

Entity	Principal Activities
The Company	Financial institution that primarily provides financial services to eligible cooperatives or enterprises controlled by eligible cooperatives. Unless otherwise indicated, references to the Company are references to the consolidated business of the Company and its subsidiaries.

NCCB (“Holding Company”)	References to the “Holding Company” are references to the legal entity NCCB alone and not its subsidiaries.

NCB Financial Corporation	Intermediate holding company, wholly owned subsidiary of the Company and owner of NCB, FSB.

NCB, FSB	Federally chartered and Federal Deposit Insurance Corporation (FDIC)-insured thrift institution that provides a broad range of financial services to cooperative and non-cooperative customers. NCB, FSB is a wholly owned subsidiary of NCB Financial Corporation and is an indirect wholly owned subsidiary of the Company.
In the legislation chartering the Holding Company (the National Consumer Cooperative Bank Act or the “Act”), Congress stated its finding that cooperatives have proven to be an effective means of minimizing the impact of inflation and economic hardship on members/owners by narrowing producer-to-consumer margins and price spreads, broadening ownership and control of economic organizations to a larger base of consumers, raising the quality of goods and services available in the marketplace and strengthening the nation’s economy as a whole. To further the development of cooperative businesses, Congress specifically directed the Holding Company (1) to encourage the development of new and existing cooperatives eligible for its assistance by providing specialized credit and technical assistance; (2) to maintain broad-based control of the Holding Company by its voting shareholders; (3) to encourage a broad-based ownership, control and active participation by members in eligible cooperatives; (4) to assist in improving the quality and availability of goods and services to consumers; and (5) to encourage ownership of its equity securities by cooperatives and others.

The Act also resulted in the formation of NCB Capital Impact, which is a non-profit organization without capital stock organized under the laws of the District of Columbia to perform only functions provided in the Act. NCB Capital Impact provides loans and technical support to cooperative enterprises. Consistent with the Act, the Holding Company may make deductible, voluntary contributions to NCB Capital Impact.
The Holding Company fulfills its statutory obligations in two fashions. First, through its subsidiaries, it makes loans and offers other financing services, which afford cooperative businesses substantially the same financing opportunities currently available for traditional enterprises. Second, it provides financial and other assistance to NCB Capital Impact.
Under the Act, the Company must make annual patronage dividends to its patrons, which are those cooperatives from whose loans or other business the Company derived interest or other income during the year with respect to which a patronage dividend is declared. The Company allocates such patronage dividends among its patrons generally in proportion to the amount of income derived during the year from each patron. The Company’s stockholders, as such, are not automatically entitled to patronage dividends. They are entitled to patronage dividends only in the years when they have patronized the Company and the amount of their patronage does not depend on the amount of their stockholding. Under the Company’s patronage dividend policy, patronage dividends may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.
The Company also makes certain non-patronage-based loans under the general lending authority and incidental powers provisions of Section 102 of the Act to entities and individuals other than eligible cooperatives, when the Company determines such loans to be incidental to and beneficial to lending programs designed for eligible cooperatives.
The Act was passed on August 20, 1978, and the Holding Company commenced lending operations on March 21, 1980. In 1981, Congress amended the Act (the “Act Amendments”) to convert the Class A Preferred stock of the Holding Company previously held by the United States to Class A notes as of December 31, 1981 (the “Final Government Equity Redemption Date”).
The Company maintains its executive offices at 601 Pennsylvania Avenue, N.W., Suite 750, Washington, D.C. 20004. The telephone number of its executive offices is (202) 349-7444. The Company’s operations center is located in Arlington, Virginia. The Company also maintains regional offices in Anchorage, Alaska, New York, New York, and Oakland, California. NCB, FSB maintains its principal office in Hillsboro, Ohio and non-retail branches in New York, New York and Washington, D.C.

The Company originates various types of loans. The following are the primary types of such loans.

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

LOAN REQUIREMENTS, RESTRICTIONS AND POLICIES
Eligibility Requirements
Cooperatives, cooperative-like organizations, and legally chartered entities primarily owned and controlled by cooperatives are eligible to borrow from the Company on a patronage basis under Section 108 of the Act if they are engaged in producing or furnishing goods, services or facilities primarily for the benefit of their members or voting stockholders who are the ultimate consumers of such goods, services or facilities. In addition, to be eligible to borrow from the Company under Section 108 of the Act the borrower must, among other things, (1) be controlled by its members or voting stockholders on a democratic basis; (2) agree not to pay dividends on voting stock or membership capital in excess of such percentage per annum as may be approved by the Company; (3) provide that its net savings shall be allocated or distributed to all members or patrons, in proportion to their patronage, or retain such savings for the actual or potential expansion of its services or the reduction of its charges to the patrons; and (4) make membership available on a voluntary basis, without any social, political, racial or religious discrimination and without any discrimination on the basis of age, sex, or marital status to all persons who can make use of its services and are willing to accept the responsibilities of membership. The Company may also purchase obligations issued by members of eligible cooperatives. The Company maintains member finance programs for members of cooperatives primarily in the food, franchise and hardware industries. In addition, organizations applying for loans must comply with other technical and financial requirements that are customary for similar loans from financial institutions.
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
Management may approve individual credit exposures of up to 75% of the single borrower-lending limit, which is equal to 15% of the Company’s capital (using the definition of capital for national banks as set forth by the Office of the Comptroller of the Currency) without prior approval of the Board. The President may delegate authorities up to this limit to such committees and individual officers, as he may deem appropriate.
Cooperatives of Primary Producers
As provided by Section 105 of the Act the total dollar value of loans to cooperatives that produce, market and furnish goods, services and facilities on behalf of their members as primary producers (typically agricultural cooperatives) may not exceed 10% of the gross assets of the Company.
Interest Rates
The Company seeks to price its loans to yield a reasonable risk adjusted return on its portfolio in order to build and maintain its financial viability and to encourage the development of new and existing cooperatives. In addition, to ensure that the Company will have access to additional sources of capital in order to sustain its growth, the Company seeks to maintain a portfolio that is competitively priced and of sound quality.
The Company takes the following factors, among others, into consideration in pricing its Real Estate Loans: internal risk adjusted return objectives, prevailing market conditions, loan-to-value ratios, lien position, borrower payment history, reserves, occupancy level and cash flow. The Company fixes rates based on a basis point spread over U.S. Treasury securities with yields adjusted to constant maturity of one, three, five, seven or ten years. Interest rates may be fixed at the time of commitment for a period generally not exceeding 30 days. For Cooperative, Multifamily and Commercial Real Estate Loans, the rate lock commitments can extend 12 months or longer. Such loans that do rate-lock generally close absent unusual circumstances.
The Company originates Consumer and Commercial Loans at fixed and variable interest rates. Loan pricing is based on prevailing market conditions, income and portfolio diversification objectives and the overall assessment of risk of the transaction. Typically, Consumer and Commercial Loan repayment schedules are structured by the Company with flat monthly principal reduction plus interest on the outstanding balance.
Underwriting
When evaluating credit requests, the Company seeks to determine, among others, whether a prospective borrower has and will have sound management, sufficient cash flow to service debt, assets in excess of liabilities and a continuing demand for its products, services or use of its facilities, so that the requested loan will be repaid in accordance with its terms.
The Company evaluates repayment ability based upon an analysis of a borrower’s historical cash flow and conservative projections of future cash flows from operations. This analysis focuses on determining the predictability of future cash flows as a primary source of repayment.

Security
Loans made by the Company are generally secured by specific collateral. If collateral security is required, the value of the collateral must be reasonably sufficient to protect the Company from loss, in the event that the primary sources of repayment of financing from the normal operation of the cooperative, or refinancing, prove to be inadequate for debt repayment. Collateral security alone is not a sufficient basis for the Company to extend credit. Unsecured loans normally are made only to borrowers with strong financial conditions, operating results and demonstrated repayment ability.
Loans Benefiting Low-Income Persons
Under the Act, the Board of Directors must use its best efforts to ensure that at the end of each fiscal year at least 35% of the Company’s outstanding commercial loans (together with NCB Capital Impact) are to (1) cooperatives whose members are predominantly low-income persons, as defined by the Company, and (2) other cooperatives that propose to undertake to provide specialized goods, services, or facilities to serve the needs of predominantly low-income persons. The Company defines a “low-income person,” for these purposes, as an individual whose family’s income does not exceed 80% of the median family income, adjusted for family size for the area where the cooperative is located, as determined by the Department of Housing and Urban Development. During 2009, the Company and NCB Capital Impact either directly funded or arranged the funding of over $391 million to borrowers meeting the low-income definition.
Loans to Cooperatives for Residential Purposes
Section 108 (a) of the Act prohibits the Holding Company from making “any loan to a cooperative for the purpose of financing the construction, ownership, acquisition, or improvement of any structure used primarily for residential purposes if, after giving effect to such loan, the aggregate amount of all loans outstanding for such purpose would exceed 30 per centum of the gross assets of the Holding Company.”
To date, the 30% limitation on loans to housing cooperatives for such purposes has not restricted the Company’s ability to provide financial services to housing cooperatives. The Company has been able to maintain its position in the cooperative real estate market without increased real estate portfolio exposure by selling or securitizing real estate loans to secondary market purchasers of such loans. The preponderance of the Company’s real estate origination volume in recent years has been predicated upon sale to secondary market purchasers. Capital markets disruptions over the last few years resulted in a significant reduction in the profitability of loans sold. Separately, however, NCB, FSB is not directly subject to the statutory limit. As of December 31, 2009, approximately 3.8% of the total assets consisted of loans that are subject to the limitation.
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
COMPETITION
Congress created and capitalized the Company because it found that existing financial institutions were not making adequate financial services available to cooperative, not-for-profit business enterprises. However, the Company experiences considerable competition in lending to the most credit-worthy cooperative enterprises.

REGULATION
The Holding Company is organized under the laws of the United States. The Farm Credit Administration examines the Holding Company periodically, but that agency has no regulatory or enforcement powers over the Holding Company. In addition, the Government Accountability Office is authorized to audit the Holding Company. Reports of such examinations and audits are to be forwarded to Congress, which has the sole authority to amend or revoke the Holding Company’s charter. The Office of Thrift Supervision (“OTS”) regulates NCB, FSB. As a savings and loan holding company, the Holding Company is subject to regulatory and enforcement powers of and examination by the OTS pursuant to 12 U.S.C. § 1467a.
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
The Holding Company and NCB, FSB are subject to a variety of federal, state and local laws, including laws relating to anti-money laundering and privacy.
FURTHER INFORMATION
The Company makes available free of charge on its internet website its most recent Annual Report on Form 10-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the report has been electronically filed or submitted to the Securities and Exchange Commission (the “SEC”). This filing can be accessed on the Company’s website at www.nccb.coop. All Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, applicable amendments to those filings are accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
ITEM 1A. RISK FACTORS
Like other financial institutions, the Company is subject to a number of risks, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect the Company’s financial condition or results of operation, (3) liquidity risk, which is the risk that the Company will have insufficient cash or access to cash to meet its funding and operating needs, (4) regulatory risk, which is the risk that regulatory actions imposed on the Company could adversely affect its operations and limit certain operational and funding activities, and (5) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events.
In addition to the other information included in this report, readers should carefully consider that the following important factors, among others, could materially impact the Company’s business, future results of operations, and future cash flows.
(1) Credit Risk
Defaults in the repayment of loans may negatively impact the Company’s business.
A borrower’s default on its obligations under one or more of the Company’s loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the foreclosure and collection or restructuring of the loan.

In certain situations, where collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, the Company may have to write-off the loan in whole or in part. In such situations, the Company may acquire real estate or other assets, if any, which secure the loan through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.
The Company’s decisions regarding credit risk could be inaccurate and its allowance for loan losses may be inadequate, which could materially and adversely affect the Company’s business, financial condition, results of operations and future prospects. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date.
In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, actual and projected loss experience and an evaluation of general economic conditions. If the Company’s assumptions prove to be incorrect, the current allowance may not be sufficient. With the volatility of the economic decline and unprecedented nature of the events in the credit and real estate markets during 2008 and 2009, the Company’s allowance has increased and additional increases may continue to be necessary if the local or national real estate markets and economies continue to deteriorate. Significant additions to the allowance would materially decrease net income. In addition, federal regulators periodically evaluate the adequacy of the Company’s allowance and may require an increase in the provision for loan and lease losses or recognition of further loan charge-offs based on judgments different than those of the Company’s management. Any further increase in the Company’s allowance or loan charge-offs could have a material adverse effect on the Company’s results of operations.
The Company originates non-mortgage loans to small to medium-sized commercial customers primarily in the hardware, grocery, franchise, Employee Stock Ownership Plan (“ESOP”) and Alaska and Native American markets. These loans may be secured by furniture, fixtures, and equipment, inventory, and other collateral generally not considered as secure as real estate in the event of liquidation. Should market conditions or other factors impair the cashflow and operations of the Company’s small to medium-sized commercial customers, the Company could face an increase in delinquencies, increased provision requirements and/or losses that may adversely impact financial performance.
The Company may be called upon to fund letters of credit related to municipal bonds.
Some of the Company’s outstanding letters of credit have been issued in connection with certain variable rate municipal bonds. Under these types of letters of credit, the Company can be called upon to fund the amount of the municipal bonds in the event: (1) the holder seeks repayment and the bond cannot be sold to another purchaser, (2) the lead bank cannot confirm the letter of credit or (3) the borrower cannot repay the amount of the bond. In an effort to mitigate the risk of possible future fundings of this kind, the Company has greatly curtailed marketing of this product line and is actively reducing its exposure in this area. The Company cannot guarantee that it will not have to provide further funding for these types of letters of credit which could impact its financial condition.
(2) Market Risk
Continued adverse developments in the financial markets and deterioration in U.S. economic conditions could have a material adverse effect on the Company’s results of operations and financial condition.
As a result of difficult worldwide economic conditions, the highly volatile debt and equity markets, lack of liquidity, widening credit spreads and the collapse of several financial institutions have resulted in significant realized and unrealized losses in the Company’s investment portfolio. Also, this market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect the Company’s business, financial condition and results of operations.
Further deterioration or a continuation of recent market conditions may lead to a decline in the value of the assets that the Company holds or in the creditworthiness of its borrowers. In response to recent market disruptions, legislators and financial regulators have implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker dealers, implementation of programs by the United States Federal Reserve to provide liquidity to the commercial paper markets and other matters. While these mechanisms implemented have stabilized the markets, to some degree, should these or other legislative or regulatory initiatives fail to continue to stabilize and add liquidity to the financial markets, the Company’s business, financial condition, results of operations and prospects could be adversely affected.

A continuation or worsening of these financial market conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial industry. In particular, the Company may continue to face the following risks in connection with these events:
•	Potential increase in regulation of the Company’s industry. Compliance with such regulation may increase the Company’s costs and limit its ability to pursue business opportunities.

•
The process the Company uses to estimate losses inherent in its credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of the Company’s borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of these estimates which may, in turn, impact the reliability of the process.

•
NCB, FSB may be required to pay significantly higher premiums to the FDIC because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Company relies on business relationships with other financial institutions to provide funding and to hedge against interest rate risk. If the credit market remains disrupted, the Company may have difficulty obtaining new financing or amending current financing if necessary in the future. Pricing of financings may also rise if the credit markets remain unstable. In addition, NCB, FSB relies on funding from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank. Should those institutions cease to be able to provide funding as a result of continuing market disruptions, it would negatively impact NCB, FSB’s operations.
The Company may not be able to attract and retain banking customers at current levels.
Competition in the banking industry coupled with the Company’s relatively small size may limit the ability of the Company to attract and retain real estate, commercial and retail banking customers.
In particular, the Company’s competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries have larger lending limits and are thereby able to serve the credit and investment needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. The Company also faces competition from out-of-state financial intermediaries which have opened low-end production offices or which solicit deposits in their respective market areas.
Because the Company maintains a smaller staff and has fewer financial and other resources than the larger institutions with which it competes, it may be limited in its ability to attract customers. In addition, some of the Company’s current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than the Company can accommodate.
If the Company is unable to attract and retain banking customers, it may impact the Company’s loan origination volume and its results of operations and financial condition may otherwise be negatively impacted.

NCB, FSB’s deposit customers may pursue alternatives to deposits at its bank or seek higher yielding deposits causing NCB, FSB to incur increased funding costs.
Checking and savings account balances and other forms of deposits can decrease when deposit customers perceive alternative investments, such as the stock market or other non-depository investments as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments including products offered by other financial institutions or non-bank service providers. Increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives NCB, FSB undertakes to retain and increase deposits, including deposit pricing, can increase its costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, the Company can lose a relatively inexpensive source of funds, thus increasing funding costs.
The Company’s lines of business may be less diversified than its competitors.
The Company derives a significant amount of its earnings from blanket and share loan financing to housing cooperatives and then from members thereof. To the extent that cooperatives become a less favorable form of housing, become economically disadvantaged, or are negatively impacted by changing market conditions, the Company may be unable to attract and/or retain such banking customers and thereby may be unable to maintain or grow its business in this area and its results of operations and financial condition may be negatively impacted.
Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.
The failure of other financial institutions could adversely affect the Company.
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions the Company may be required to post collateral to secure the obligations to the counterparties (i.e. future interest rate swaps). In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, the Company may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. There is no assurance that any such losses would not materially and adversely affect the Company’s financial condition and results of operations.
In addition, many of these transactions expose the Company to credit risk in the event of a default by its counterparty or client. Also, the credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s financial condition and results of operations.
Weakness in the real estate market, particularly in New York City, could negatively impact the Company’s banking business.
The real estate portfolio contains a concentration of loans in the New York City area; however, the majority of loans are to housing cooperatives with low loan-to-value ratios compared to other Commercial Real Estate Loans.
With a loan concentration in the New York City area, a decline in local economic conditions could adversely affect the values of the Company’s real estate collateral and the Company’s operating performance. Consequently, a decline in local economic conditions in the New York City area may have a greater effect on the Company’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, the Company often secures loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values in the New York City area, its earnings and capital could be adversely affected.
A significant amount of the Company’s Residential Real Estate Loans are secured by property in the New York City area. Consequently, the Company’s ability to continue to originate these loans may be impaired by adverse changes in local and regional economic conditions in the New York City area real estate markets, or by acts of nature, including earthquakes, hurricanes, flooding and terrorist acts. Due to the concentration of real estate collateral, these events could have a material adverse impact on the ability of the borrowers of the Company to repay their loans and affect the value of the collateral securing these loans.
The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings.
Many of the Company’s assets and liabilities are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings and profitability depend significantly on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either the Company’s interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. If market interest rates should move contrary to the Company’s position, this “gap” will work against the Company and its earnings may be negatively affected. In light of the Company’s current volume and mix of interest-earning assets and interest-bearing liabilities, its interest rate margin could be expected to decrease during periods of rising interest rates and, conversely, to increase during periods of falling interest rates. The Company is unable to predict or control fluctuations of market interest rates, which are affected by many factors including the following:
•	Inflation;

•	Recession;

•	Changes in unemployment;

•	The money supply;

•	Disorder and instability in financial markets; and

•	Governmental actions
The Company’s asset/liability management strategy may not be able to control its risk from changes in market interest rates and it may not be able to prevent changes in interest rates from having a material adverse effect on the Company’s results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of this Form 10-K for a further discussion of the Company’s sensitivity to interest rate changes.
Increases in interest rates may reduce demand for mortgage and other loans.
Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans, which may negatively impact the Company’s profits by reducing the amount of loan origination income.
The Company engages in derivative transactions, which expose it to credit and market risk.
The Company is exposed to credit and market risk as a result of its use of derivative instruments. The Company maintains a risk management strategy that includes the use of derivative instruments to mitigate the risk to earnings caused by interest rate volatility. Use of derivative instruments is a component of the Company’s overall risk management strategy in accordance with a formal policy that is monitored by management.

The derivative instruments utilized may include interest rate lock commitments, interest rate swaps, financial futures contracts and forward loan sales commitments. Interest rate lock commitments are created when borrowers lock in their contractual commitment to borrow funds at a specific interest rate within the timeframes established by the Company. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Financial futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Forward loan sales commitments lock in the prices at which loans will be sold to investors.
The Company uses interest rate lock commitments, interest rate swaps, financial futures contracts and forward loan sales commitments to hedge loan commitments prior to actually funding a loan. During the commitment period, the loan commitments and related interest rate lock commitments, interest rate swaps, financial futures contracts and forward loan sales commitments are accounted for as derivatives and the changes in the fair value of these derivatives are therefore recorded through the gain on sale of loans. Once a commitment becomes a loan, the derivative associated with the commitment is designated as a hedge of the loan and is generally kept in place until such loan is committed for sale.
The Company is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract represents an asset, the counterparty owes the Company and a repayment risk exists. If the fair value of the derivative contract represents a liability, the Company owes the counterparty, so there is no repayment risk. The Company minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When the Company has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of asset and liability exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between the Company and the counterparty. The Company uses master netting agreements with the majority of its counterparties.
The Company’s exposure to market risk is related to the impact that changes in interest rates has on the fair value of a financial instrument or expected cash flows. The Company manages the market risk associated with the interest rate hedge contracts by establishing formal policy limits concerning the types and degree of risk that may be undertaken. Compliance with this policy is monitored by management and reported to the Board of Directors.
The Company may be subject to a continuation of lower gains recorded from the sale of loans.
An important source of income for the Company is gains recorded from the sale of Multifamily, Cooperative and Commercial Real Estate Loans. The gains are influenced by many variables, including changes in interest rates and the demand of investors to purchase securities backed by loans. The Company has continued to be negatively impacted by market changes which have substantially reduced the volume of securitization transactions occurring in the marketplace. In response to this development, the Company has expanded its relationship with Fannie Mae, allowing the Company to continue to sell Cooperative and Multifamily Loans. This has allowed the Company to offset market risk by more rapidly selling loans upon their origination. During 2008, the federal government put Fannie Mae and Freddie Mac into conservatorship. Although no effect has been felt as of yet by the Company, it is difficult to predict how the recession and federal government financial support of Fannie Mae and Freddie Mac will affect the Company’s business and results of operations. The Company nevertheless continues to sell loans to Fannie Mae and expects to continue to do so. If current market conditions continue, the Company’s results of operations and financial condition may be negatively impacted.
The Company is subject to other-than-temporary impairment risk.
The Company recognizes an impairment charge when the declines in the fair value of equity and debt securities below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary. At each reporting period the Company considers its intent and ability to hold, or whether it is more likely than not that the Company would be required to sell, securities before the expected recovery of the amortized cost basis. Losses considered to be related to credit deterioration of the underlying issuer(s) (e.g. expected cash flows will be less than the amortized cost basis of the investment security) will be reflected in earnings. Declines in value related to market factors will be presented as a component of accumulated other comprehensive income. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that the Company identifies as potentially distressed.

If the Company’s intent to hold a security with an unrealized loss changes or it is required to sell securities before the expected recovery of the amortized cost basis, the Company has and will continue to write down its securities to fair value in the period that its intent to hold or requirement to sell the security changes.
(3) Liquidity Risk
Adverse credit market conditions may affect the Company’s ability to meet liquidity needs.
In recent years the financial markets have exerted downward pressures on availability of liquidity and credit capacity for certain issuers. The Company needs liquidity to, among other things, pay its operating expenses and interest on its debt, maintain its lending activities and replace certain maturing liabilities. Without sufficient liquidity, the Company may be forced to curtail its operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and the Company’s credit ratings and credit capacity. The Company’s financial condition and cash flows could be materially affected by continued disruptions in financial markets.
As of December 31, 2009, the Company believes that it has adequate liquidity to meet all of its obligations. The Company plans to fund upcoming debt curtailments and maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and, potentially, through leveraging existing assets at the Holding Company through the use of a securitization vehicle or a secured borrowing, disposing of certain assets and raising funds from other capital sources. At this time, the Company does not have the intent to sell any additional specific investment securities or loans, nor is the Company required to sell any of its investments or loans at a loss such that the recognition of a loss is expected.
As disclosed in the Company’s Form 10-Q for the period ended June 30, 2009, the Holding Company was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants as a result of increased loan loss provisions and charge-offs. During the third quarter of 2009, the Holding Company entered into forbearance agreements that temporarily suspended the need for the Holding Company to comply with certain financial covenants. On February 23, 2010, the Holding Company entered into amendments to each of the senior note purchase agreements and the revolving credit facility agreement that extend through December 15, 2010, the waivers and modifications already in place (see Note 16 for further discussion).
In the event that the Holding Company is ultimately unable to meet its amortization obligations under the most recent amendments to its senior note and revolving credit agreements, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due. Continued adverse conditions in the credit markets may make it difficult for the Holding Company to refinance or further amend the agreement should it be required to do so in the future. There is also no assurance that the Holding Company will continue to meet certain convents required under the amended agreements. If the Holding Company cannot obtain adequate sources of credit on favorable terms, or at all, its business, operating results and financial condition would be adversely affected.
Adverse market conditions may also impact liquidity at NCB, FSB, which relies principally on deposits, borrowings from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank and loan sales to Fannie Mae and other institutions.
Concentration in deposit relationships may affect the Company’s ability to meet liquidity needs.
The Company’s deposits include brokered deposit relationships as well as customer deposit relationships. Downgrades in ratings could result in the loss of access to the brokered deposit market as well as the loss of customer deposits. Expiration of the FDIC’s Transaction Account Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, could result in the loss of customer deposits.

Prepayments of loans may negatively impact the Company’s business.
Customers with adjustable rate loans generally may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers’ discretion. If customers prepay the principal amount of their loans, and the Company is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, interest income will be reduced. A significant reduction in interest income could have a negative impact on results of operations and financial condition.
Inability of customers to refinance loans may negatively impact the Company’s liquidity.
The Company has projected future funding needs based on certain assumptions regarding existing customer’s paying loans as they mature. In the event that the significant credit market disruption and the general economic downturn continues, such customers may be unable to find alternative sources of financing to payoff their loans to the Company. This could adversely affect the Company’s ability to fund new loans and meet its other operational costs.
The Company’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures.
The Company’s cost of funds for banking operations may increase as a result of general economic conditions, interest rates and competitive pressures. The Company has traditionally obtained funds through the capital markets but more recently it has relied on borrowing capacity by NCB, FSB from the Federal Home Loan Bank of Cincinnati and the Federal Reserve Bank and on customer deposits at NCB, FSB. As a general matter, deposits are a less expensive source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. Historically and in comparison to commercial banking averages, NCB, FSB has had a higher percentage of its time deposits in denominations of $100,000 or more, in part because NCB, FSB has been positioned to serve business customers rather than retail customers, and business customers generally have higher levels of deposits. Within the banking industry, the amounts of such deposits are generally considered more likely to fluctuate than deposits of smaller denominations. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at NCB, FSB decreases relative to its overall banking operations, the Company may have to rely more heavily on borrowings as a source of funds in the future. As a result of credit market disruptions and the need to renegotiate certain financial covenants, the cost of borrowing by the Holding Company has increased, and there is no assurance that further pricing increases will not occur. The cost of borrowings by NCB, FSB from the Federal Home Loan Bank and the Federal Reserve Bank may also increase, resulting in a higher cost of funds for NCB, FSB as well.
(4) Regulatory Risk
The Company is subject to increased regulatory scrutiny and is subject to certain business limitations imposed by its principal banking regulator. Further, the Company may be subject to more severe future regulatory actions, beyond the extent of the enforcement actions issued on March 15, 2010, if its financial condition or performance weakens.
Federal and state laws and regulations govern numerous matters including changes in the ownership or control of federal savings associations and of their holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extension of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The Company’s principal regulator, the OTS, possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by bank and savings associations subject to its regulation. These and other restrictions limit the manner in which the Company may conduct business and obtain financing.

Furthermore, the Company’s business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in monetary or legislative policies may affect the interest rates the Company must offer to attract deposits and the interest rates it must charge on loans, as well as the manner in which the Company offers deposits and makes loans. NCB, FSB is expected to be subject to higher Federal Deposit Insurance Corporation deposit insurance premiums than those prevailing in prior periods. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally. The Company’s management and its board of directors have focused particular attention on the areas of asset quality, capital management, and liquidity, seeking to improve performance in each area in view of current unfavorable economic conditions.
On March 15, 2010, the Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated OTS Order (the “OTS Order”) provides that the Holding Company pay no cash dividends or redeem or repurchase any equity stock, and, not incur, issue, renew, rollover or increase any debt, except for the class A notes, without prior approval of the OTS. The OTS Order also requires the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. The OTS Order does not specify minimum tangible equity capital ratios. Rather, the Business Plan must establish such ratios that are “commensurate with the Holding Company’s stand alone risk profile that addresses, among other things, the Holding Company’s significant off-balance sheet liabilities.” The Business Plan must also address capital preservation and enhancement strategies to achieve the minimum tangible equity capital ratios that are established, strategies to ensure that the Holding Company’s obligations are met on a stand-alone basis without reliance on dividends from NCB, FSB and specific plans to reduce the risks from its current debt levels and contingent liabilities. The OTS Order shall remain in effect until terminated, modified, or suspended by written notice of such action by the OTS. The OTS Order, however, does not prohibit the Holding Company from transacting its normal business.
On March 15, 2010, NCB Financial Corporation, the mid-tier holding company for NCB, FSB, entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated Order (the “Mid-Tier OTS Order”) provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.
On March 15, 2010, NCB, FSB entered into a Supervisory Agreement with the OTS (together with the OTS Order and the Mid-Tier OTS Order, the “OTS Actions”). The principal elements of the Supervisory Agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without the prior written approval of the OTS. Additionally, NCB, FSB must submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review, comment and approval. The Supervisory Agreement does not specify a minimum Tier 1 (Core) Capital Ratio or a Total Risk-Based Capital Ratio. Rather, the Business Plan must establish such ratios that are “commensurate with the Association’s risk profile.” The Business Plan must also include policies for maintaining an adequate allowance for loan and lease losses and various financial projections to be updated periodically. The Supervisory Order will remain in effect until modified or terminated by the OTS. The Supervisory Order does not, however, restrict NCB, FSB from transacting its normal banking business. NCB, FSB has and will continue to serve clients in all areas including making loans, subject to the limitation described above, accepting deposits and processing banking transactions. All client deposits remain fully insured to the limits set by the FDIC. NCB, FSB remains well capitalized for all regulatory purposes.
The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Holding Company is in compliance with the OTS Order, NCB Financial Corporation is in compliance with the Mid-Tier OTS Order and, NCB, FSB is in compliance with the Supervisory Agreement. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.

NCB, FSB is subject to regulatory capital adequacy guidelines, and if it fails to meet these guidelines, its financial condition would be adversely affected.
Under regulatory capital adequacy guidelines and other regulatory requirements, NCB, FSB, must meet guidelines that include quantitative measures of assets, liabilities, and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If NCB, FSB fails to meet these minimum capital guidelines and other regulatory requirements, its financial condition would be materially and adversely affected. In the future, the regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision may require NCB, FSB to meet additional capital adequacy measures. NCB, FSB cannot predict the final form of, or the effects of, the regulatory accords. NCB FSB’s failure to maintain the status of “well-capitalized” under its regulatory framework could affect the confidence of its customers and banking relationships, thus compromising its competitive position. In addition, failure to maintain the status of “well-capitalized” under NCB, FSB’s regulatory framework, or “well-managed” under regulatory examination procedures, could compromise NCB FSB’s status as a bank holding company and related eligibility for a streamlined review process for acquisition proposals. NCB FSB’s failure to maintain the status of “well-capitalized” under its regulatory framework could also impact NCB, FSB’s ability to expand its retail branching network and its ability to comply with its servicing agreements.
(5) Operational Risk
The financial services industry is undergoing rapid technological changes. If the Company is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, may be subject to interruption and instability or the cost to provide products and services may increase significantly.
The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better customer service, the effective use of technology increases efficiency and enables financial service institutions to reduce costs. The Company’s future success will depend, in part, upon the Company’s ability to address the customer needs by using technology to provide products and services to enhance customer convenience, as well as to create additional operational efficiencies. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services, which could reduce the Company’s ability to effectively compete and, in turn, have a material adverse effect on its financial condition and results of operations.
The Company relies on technology to conduct much of its activity. The Company’s technological operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to or instability of the Company’s internal or external technology that allows customers to use its products and services could harm its business and reputation. In addition, technology systems, whether they be the Company’s own proprietary systems or the systems of third parties on whom it relies to conduct portions of its operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of technology could harm the Company’s business and reputation.
The Company’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, the Company’s business and a negative impact on its results of operations.
The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems. While the Company has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Company’s information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on its results of operations.

The Company’s controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.
The Company regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.
Environmental liability associated with commercial real estate lending could result in losses.
In the course of its business, the Company may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, results of operations and financial condition.
New accounting pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact the Company’s results of operations and financial condition.
Current accounting and tax rules, standards, policies, and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on the Company, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.
The Company is exposed to reputation, legal, compliance and other risks.
The Company is exposed to many types of operational risks, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from the Company’s actual or alleged conduct in any number of activities, including lending practices and corporate governance and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and keep customers and can expose it to litigation and regulatory action. Given the volume of transactions at the Company, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. the Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

The Company may not be able to attract and retain skilled people.
The Company’s success depends in large part on the Company’s ability to attract and retain key people and there are a limited number of qualified persons with knowledge of and experience in the banking industry in each of the Company’s markets. Furthermore, recent demand for skilled finance and accounting personnel among publicly traded companies has increased the importance of attracting and retaining these people. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on its business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
The Company’s agreements with the OTS have placed limitations on its ability to make changes to compensation and benefits for its senior executive officers which could adversely affect its ability to attract and retain skilled people.
ITEM 2. PROPERTIES
The Company leases space for its Arlington, Virginia operations center, its Washington, D.C. executive offices and for three principal regional offices located in Anchorage, Alaska, New York City, New York and Oakland, California. The Company also maintains a Disaster Recovery facility in Silver Spring, Maryland. NCB, FSB maintains its principal offices in Hillsboro, Ohio with retail branches in Ohio and non-retail branches at the Company offices in New York, New York and Washington, D.C. The Company’s operations center and executive offices are approximately 76,000 and 3,500 square feet in size, respectively and regional offices range from approximately 2,900 to 9,700 square feet.
The rental expense for the fiscal year ended December 31, 2009 was $3.1 million for all offices combined.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business the Company is involved in various types of disputes, which may lead to litigation or other legal proceedings. The Company has determined that pending legal proceedings will not have a material impact on the Company’s financial condition or future operations.
ITEM 4. REMOVED AND RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
The Company currently has two classes of stock outstanding, the rights of which are summarized as follows:
Class B Stock — The Act permits Class B stock to be held by borrowers of the Company and requires each patronage-based borrower from the Company under Section 108 of the Act to hold Class B stock at the time the loan is made at a par value equal to 1% of its loan amount. The Act prohibits the Company from paying dividends on Class B stock. There are two series of Class B stock outstanding. Class B-1 stock is Class B stock purchased from existing holders of Class B-1 stock subsequent to May 1, 1992. Class B-1 stock previously included shares of Class B stock purchased for cash from the Company between June 28, 1984 and May 1, 1992, of which there are none outstanding. Class B-2 stock is Class B stock purchased for cash from the Company prior to June 28, 1984 and any Class B stock distributed as part of the Company’s patronage refund distribution. Class B stock is transferable to another eligible holder only with the approval of the Company. The Company does not permit any transfers of Class B-2 stock and only permits transfers of Class B-1 Stock at the stock’s $100 par value and only as are required to permit new borrowers to obtain their required holdings of Class B stock. In each instance, the Company specifies which holder(s) are permitted to transfer their stock to the new borrower, based upon which Class B stockholders with holdings of such stock beyond that required to support their loans have held such stock for the longest time. the Company also repurchased, at par value, any shares of Class B stock that it was required to repurchase from holders by the terms of the contracts under which such stock was originally sold by the Company. No such stock remains outstanding. Class B stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.

Class C Stock — The Act permits Class C stock to be held only by cooperatives eligible to borrow from the Company (or entities controlled by such borrowers). The Act allows the Company to pay dividends on Class C stock, but so long as any Class A notes are outstanding, limits dividends on Class C stock (or any other the Company stock) to the interest rate payable on such notes, which was 3.81% in 2009 using a weighted average. In 1994, the Company adopted a policy under which annual cash dividends on Class C stock of up to 2% of the Company’s net income may be declared. The policy does not provide any specific method to determine the amount, if any, of such dividend. Whether any such dividends will be declared and if so, in what amount, rests within the discretion of the Company’s Board of Directors. In 1996, the Board approved a dividend de minimis provision which states that Class C stock dividends shall not be distributed to a stockholder until such time as the cumulative amount of the dividend payable to the stockholder is equal to, or exceeds, twenty-five dollars ($25.00) unless specifically requested by the stockholder. Class C stock is transferable to another eligible holder only with the approval of the Company. Class C stock has voting rights, but such voting rights are limited in accordance with the weighted voting system described in Item 10.
There is no established public trading market for any class of the Company’s common equity and it is unlikely that any such market will develop in view of the restrictions on the transfer of the Company’s stock as discussed above. Holders of Class B stock may use such stock to meet the Class B stock ownership requirements established in the Act for patronage-based borrowers from the Company or NCB, FSB and may be permitted by the Company, within the limits set forth above, to transfer Class B stock to another patronage-based borrower from the Company or NCB, FSB.
As of December 31, 2009, there were 2,637 holders of Class B stock and 498 holders of Class C stock.
Under the Company’s current patronage dividend policy that became effective in 1995, as amended, the Company makes the non-cash portion of the dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount and thereafter in Class C stock. The cash portion of each patronage refund, if any, will be determined by the Company’s Board of Directors based upon its determination of the capital requirements of NCB, FSB and other factors, in its discretion. The Company’s agreements with the OTS places limitations on its ability to declare, make and pay cash dividends or make capital distributions.
The Company distributed $7.3 million of its 2008 retained earnings for patronage dividends in the form of stock during the third quarter of 2009. In order to conserve capital, The Board of Directors determined that the cash portion of that patronage dividend would be zero; therefore, no cash was paid out in patronage dividends in 2009. As of December 31, 2009, the Company has not allocated any of its 2009 retained earnings for patronage dividends to be distributed during 2010.
The chart below shows the number of shares of stock issued by the Company during the past three years.

	2009	2008	2007
Class B Stock Issued	69,263	—	101,783
Class C Stock Issued	3,258	—	6,464

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands)

For the Years Ended December 31,	2009	2008	2007	2006	2005
Profitability
Total interest income	$114,835	$123,701	$135,739	$118,454	$96,479
Total interest expense	68,472	67,285	85,121	72,096	52,337
Net interest income	46,363	56,416	50,618	46,358	44,142
Provision for loan losses	44,099	18,650	152	3,667	470
Net interest income after provision for loan losses	2,264	37,766	50,466	42,691	43,672
Non-interest income	24,388	23,679	11,969	33,680	37,216
Non-interest expense	73,409	58,259	63,571	55,532	53,099
Net (loss) income	(44,638)	2,631	(472)	19,425	25,647
Ratios
Net yield on interest earning assets	2.20%	2.84%	2.67%	2.68%	2.76%
Return on average assets	-2.0%	0.1%	0.0%	1.1%	1.5%
Return on average members’ equity	-21.3%	1.2%	-0.2%	8.7%	12.0%
Efficiency	103.8%	72.7%	101.6%	69.4%	65.3%

As of December 31,	2009	2008	2007	2006	2005
Supplemental Data
Loans held-for-sale	$35,730	$14,278	$90,949	$242,847	$232,024
Loans and lease financing	1,693,689	1,957,191	1,523,958	1,380,738	1,263,703
Total assets	2,093,537	2,154,892	1,871,776	1,829,477	1,694,567
Total borrowings	614,553	590,726	574,443	743,769	679,654
Members’ equity	184,589	225,514	222,763	227,838	219,008
Loans serviced for others	5,845,743	5,550,592	5,346,251	4,682,056	4,086,526

Fulltime equivalent employees	248	316	327	306	280

Average members’ equity as a percentage of:
Average total assets	9.6%	10.8%	11.8%	12.8%	12.9%
Average total loans and lease financing	10.7%	12.1%	13.3%	14.3%	14.7%
Net average loans and lease financing to average total assets	87.6%	87.6%	87.6%	88.2%	86.3%
Net average earning assets to average total assets	94.7%	95.7%	96.1%	97.3%	95.0%

Credit Quality
Allowance for loan losses	36,468	27,067	17,714	19,480	20,193
Allowance for loan losses to loans outstanding	2.1%	1.4%	1.1%	1.2%	1.4%
Nonaccrual loans	71,401	17,434	13,324	21,600	14,200
Real estate owned	2,315	659	310	193	10
Total non-performing assets	73,716	18,093	13,634	21,793	14,210
Non-performing assets as a percentage of total assets	3.5%	0.8%	0.7%	1.2%	0.8%
Non-performing assets as a percentage of total loans and lease financing	4.4%	0.9%	0.9%	1.6%	1.1%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document.
2009 Summary
The Company’s financial results have been substantially impacted by the recessionary economic conditions. The recession that the U.S. economy has faced prior to and during 2009, and continues to face is impacting the Company’s borrowers, and as a result, the Company is experiencing a higher frequency of loan losses, both in number and severity, than in prior years. Specifically, increased foreclosure rates, unemployment rates and credit scores, in localities in which many of the Company’s loans are most highly concentrated, have resulted in corresponding increases to the Company’s provision for loan losses which has been the primary reason for the Company’s net financial losses during 2009. Another factor impacting the Company’s financial results during 2009 was significant impairments on investments, both realized and unrealized, as a result of the volatile debt and equity markets, lack of liquidity, wide credit spreads and other events and factors. Also, increased cost of funds and a significant increase in amortization of debt costs related to the Holding Company’s forbearance agreements have negatively impacted the Company’s 2009 financial results.
Debt Amendments
As disclosed in the Company’s Form 10-Q for the period ended June 30, 2009, the Holding Company was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small number of borrowers experiencing pronounced financial difficulties, including several borrowers which have filed for bankruptcy. NCB, FSB is not a guarantor under either the senior note purchase agreement or the revolving credit facility. However, both facilities are secured by the assets of NCB Financial Corporation, which has pledged all of the stock of NCB, FSB in connection with such guarantees.
On August 14, 2009, the Holding Company entered into forbearance agreements with each of the required holders under each of the senior note purchase agreements and the revolving credit facility agreement. The forbearance agreements were entered into under customary terms and conditions, including the suspension of the need for the Holding Company to comply with certain financial covenants for the duration of the initial forbearance period which had an expiration date of November 16, 2009.
On November 16, 2009, the Holding Company entered into amendments of the forbearance agreements which extended the forbearance period through February 17, 2010 then through February 23, 2010. In connection with the execution of the amended forbearance agreements, the Holding Company repaid $12.5 million of the senior note debt and $18.5 million of the revolving credit facility debt and paid a total forbearance amendment fee of $1.1 million.
On February 23, 2010, the Holding Company entered into amendments to each of the senior note purchase agreements and the revolving credit facility agreement. As described below, these amendments generally extended, through December 15, 2010, the waivers and modifications that have been in place since August 14, 2009, under applicable forbearance agreements. These amendments also contained provisions for the final maturities of the debt secured by the amendments and established certain fees and milestones in connection therewith. The amendments removed substantially all of the financial covenants compliance requirements. The Company full expects to remain in full compliance with the remaining three financial covenants through the maturity date. No amendment, waiver or other fees were required to be paid in connection with the extension of the forbearance period from February 17, 2010 to December 15, 2010.
Since August 14, 2009, the Holding Company has paid down the aggregate debt outstanding under the two facilities from $276.8 million to $87.6 million as of March 31, 2010. This repayment has been largely funded by principal payments and interest received on loans receivable and asset sales executed at par or with discounts of less than 1%.

The Amendments were entered into under customary terms and conditions, with specific provisions including:
•	Final maturity of December 15, 2010 for both facilities;

•	No amendment or other closing fee;

•	Interest rate on both facilities of 13.5%;

•	Required to reduce the principal through paydowns such that maximum aggregate debt outstanding is as follows:
$68.0 million on April 30, 2010 (aggregate outstanding was $87.6 million as of March 31, 2010)
$60.0 million on June 30, 2010
$30.0 million on September 30, 2010;
•	Not withstanding the amortization schedule, a fee of 2% of then-outstanding debt will be due if secured debt is not fully repaid by June 30, 2010;

•	Debt payments based on periodic cash sweeps of available cash over $50.0 million through June 30, 2010, and $45.0 million thereafter;

•	Fee of 0.20% of the then-outstanding debt if the ratio of then-outstanding debt to performing loans and cash of the Holding Company is greater than the amounts, as follows: ·
37% on February 28, 2010 (actual was 31% as of February 28, 2010)
30% on April 30, 2010
28% on June 30, 2010
28% on September 30, 2010;
•	The Holding Company continues to not have access to the revolving line of credit;

•
The Holding Company continues to be restricted from issuing any new extensions of credit and remains bound by limitations on the extension of existing credits. As contemplated, over the near term, the lending activities of the Holding Company will be carried out, in part, by NCB, FSB and its affiliate NCB Capital Impact;

•
Certain yield maintenance penalty attributable to the senior notes were added to the principal balances thereof, as of August 14, 2009, and will be payable at maturity. The aggregate yield maintenance was approximately $6.8 million. Because the lenders and noteholders had the right to call and demand immediate repayment of any and all amounts due through the initial forbearance period expiring November 16, 2009, the yield maintenance penalty was fully amortized over the 90-day period from August 14, 2009 to November 16, 2009, and was added to the outstanding balance of the revolving credit facility and senior note balances.

The Holding Company intends to work to repay or refinance these obligations on or before June 30, 2010. In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the Amendments, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.
The Holding Company believes that it has adequate liquidity to meet all of its obligations for the duration of the amended agreements and beyond. The Holding Company plans to fund loan curtailments and 2010 debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and potentially, through leveraging existing assets through the use of a securitization vehicle or another borrowing transaction, disposing of certain assets and raising funds from other capital sources. At this time, the Holding Company does not have the intent to sell any specific investment securities or loans, nor is it required to sell any of its investments or loans at a loss.

Regulatory Matters
On March 15, 2010, the Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated OTS Order (the “OTS Order”) provides that the Holding Company pay no cash dividends or redeem or repurchase any equity stock, and, not incur, issue, renew, rollover or increase any debt, except for the class A notes, without prior approval of the OTS. The OTS Order also requires the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. The OTS Order does not specify minimum tangible equity capital ratios. Rather, the Business Plan must establish such ratios that are “commensurate with the Holding Company’s stand alone risk profile that addresses, among other things, the Holding Company’s significant off-balance sheet liabilities.” The Business Plan must also address capital preservation and enhancement strategies to achieve the minimum tangible equity capital ratios that are established, strategies to ensure that the Holding Company’s obligations are met on a stand-alone basis without reliance on dividends from NCB, FSB and specific plans to reduce the risks from its current debt levels and contingent liabilities. The OTS Order shall remain in effect until terminated, modified, or suspended by written notice of such action by the OTS. The OTS Order, however, does not prohibit the Holding Company from transacting its normal business.
On March 15, 2010, NCB Financial Corporation, the mid-tier holding company for NCB, FSB, entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated Order (the “Mid-Tier OTS Order”) provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.
On March 15, 2010, NCB, FSB entered into a Supervisory Agreement with the OTS (together with the OTS Order and the Mid-Tier OTS Order, the “OTS Actions”). The principal elements of the Supervisory Agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without the prior written approval of the OTS. Additionally, NCB, FSB must submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review, comment and approval. The Supervisory Agreement does not specify a minimum Tier 1 (Core) Capital Ratio or a Total Risk-Based Capital Ratio. Rather, the Business Plan must establish such ratios that are “commensurate with the Association’s risk profile.” The Business Plan must also include policies for maintaining an adequate allowance for loan and lease losses and various financial projections to be updated periodically. The Supervisory Order will remain in effect until modified or terminated by the OTS. The Supervisory Order does not, however, restrict NCB, FSB from transacting its normal banking business. NCB, FSB has and will continue to serve clients in all areas including making loans, subject to the limitation described above, accepting deposits and processing banking transactions. All client deposits remain fully insured to the limits set by the FDIC. NCB, FSB continues to take deposits, make loans and provide other financial services to its customers and remains well capitalized for regulatory purposes.
The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Holding Company is in compliance with the OTS Order, NCB Financial Corporation is in compliance with the Mid-Tier OTS Order and, NCB, FSB is in compliance with the Supervisory Agreement. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.
These orders and agreements will remain in effect until terminated, modified, or suspended by written notice of such action by the OTS, acting by and through its authorized representatives.

2009 and 2008 Financial Summary
The Company’s net loss for the year ended December 31, 2009 was $44.6 million compared with net income of $2.6 million for the year ended December 31, 2008. The primary factors contributing to the net loss for 2009 were a $10.0 million decrease in net interest income, a $25.4 million increase in the provision for loan losses and a $7.4 million increase in the provision for unfunded commitments.
Total assets decreased 2.9% or $61.4 million to $2.09 billion as of December 31, 2009 from $2.15 billion as of December 31, 2008. A $263.5 million decrease in loans and lease financing combined with a $38.3 million decrease in investment securities more than offset the $226.1 million increase in cash and cash equivalents as of December 31, 2009.
The return on average total assets was -2.0% and 0.1 % for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, the return on average members’ equity was -21.3% and 1.2%, respectively.
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
Net interest income for the year ended December 31, 2009 decreased $10.0 million or 17.7% to $46.4 million compared with $56.4 million for the year ended December 31, 2008.
For the year ended December 31, 2009, interest income decreased 7.2% or $8.9 million, to $114.8 million compared with $123.7 million for the year ended December 31, 2008. Aggregate yields decreased from 6.23% in 2008 to 5.45% in 2009, contributing $16.4 million to the decrease in interest income. However an increase in average earning balances of $122.9 million year-over-year, partially offset in the amount of $7.5 million the overall decrease in interest income from 2008 to 2009. A significant volume of sales of loans and investments during the fourth quarter of 2009 resulted in the decrease of period end earning balances although average earning balances increased year-over year. The majority of the Company’s loan portfolio is indexed to rates that have re-priced downward from December 31, 2008 to December 31, 2009, contributing $16.4 million to the decrease.
Other interest income, consisting only of excess yield, is generated from the interest-only non-certificated receivables held by the Company. The Company recognizes the excess of all cash flows attributable to the beneficial interest estimated at the transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Thus, based on the terms in each interest-only non-certificated receivable, the Company is entitled to a cash interest payment. This is offset by the amortization of the interest-only non-certificated receivable. Excess yield income was $2.2 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively, an increase of $0.3 million.
Interest expense on borrowings increased $10.8 million or 36.4% from 2008 to 2009. The increase was primarily attributable to fees incurred and increased interest costs related to the Holding Company’s forbearance agreements for its revolving credit facility and senior notes during 2009. As a result of the forbearance agreements, the scheduled maturity of the borrowings was accelerated. Accordingly, the Company accelerated the amortization of issuance costs, included as a component of interest expense, and other fees that were deferred and amortized over the contractual maturity of the related debt arrangement. The acceleration of the amortization of these deferred issuance costs increased interest expense by $11.3 million from $1.2 million in 2008 to $12.5 million in 2009. Also, related to the forbearance agreements, the interest rate on the revolving credit facility has increased significantly during 2009 from approximately 350 basis points over the prime rate at the beginning of 2009 to the current rate of 13.5%. The senior notes interest rate has increased by more than 500 basis points over the initial rate during the year to the current rate of 13.5% primarily as a result of the forbearance agreements.

Variable interest rates, to which NCB FSB’s deposits are tied, have decreased significantly from 2009 to 2008. Specifically, NCB FSB’s costs of deposits have decreased 116 basis points from 3.35% in 2008 to 2.19% in 2009. NCB, FSB had $589.1 million and $612.5 million of brokered deposits all relating to certificates of deposit as of December 31, 2009 and December 31, 2008, respectively. These brokered deposits were 47.0% and 47.1% of total deposits as of December 31, 2009 and December 31, 2008, respectively. Of the $589.1 million of certificates of deposit, $113.5 million mature within 3 months and $475.6 million has a maturity ranging from 4 months to 72 months. The Company is actively working to decrease this concentration of brokered deposits.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for 2009 and 2008.
Table 1
Changes in Net Interest Income
For the Years Ended December 31,
(Dollars in thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Change in	Change in	Increase	Change in	Change in	Increase
	average	average	(Decrease)	average	average	(Decrease)
	volume	rate	Net*	volume	rate	Net*
Interest Income
Real Estate Loans (Residential and Commercial)	$5,793	$(9,388)	$(3,595)	$(1,758)	$(5,984)	$(7,742)
Consumer and Commercial Loans and Leases	2,046	(5,591)	(3,545)	8,999	(9,948)	(949)

Total loans and lease financing	7,839	(14,979)	(7,140)	7,241	(15,932)	(8,691)
Investment securities and cash equivalents	(325)	(1,720)	(2,045)	335	(2,898)	(2,563)
Other interest income	14	305	319	(472)	(312)	(784)

Total interest income	7,528	(16,394)	(8,866)	7,104	(19,142)	(12,038)

Interest Expense
Deposits	4,224	(13,797)	(9,573)	6,315	(12,075)	(5,760)
Borrowings	(36)	10,796	10,760	(1,119)	(10,957)	(12,076)

Total interest expense	4,188	(3,001)	1,187	5,196	(23,032)	(17,836)

Net interest income	$3,340	$(13,393)	$(10,053)	$1,908	$3,890	$5,798

*
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the years ended December 31,
(Dollars in thousands)

	2009			2008			2007
	Average	Income /	Average	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate Loans (Residential and Commercial)	$1,234,253	$66,325	5.37%	$1,133,851	$69,920	6.17%	$1,161,204	$77,662	6.69%
Consumer and Commercial Loans and Leases	717,972	42,860	5.97%	685,843	46,405	6.77%	566,812	47,354	8.35%

Total loans and lease financing	1,952,225	109,185	5.59%	1,819,694	116,325	6.39%	1,728,016	125,016	7.23%
Investment securities and cash equivalents	130,190	3,473	2.67%	140,036	5,518	3.94%	133,333	8,081	6.06%
Other interest income	26,107	2,177	8.34%	25,930	1,858	7.17%	32,060	2,642	8.24%

Total interest earning assets	2,108,522	114,835	5.45%	1,985,660	123,701	6.23%	1,893,409	135,739	7.17%

Allowance for loan losses	(38,413)			(21,254)			(18,479)

Non-interest earning assets
Cash	44,138			12,438			10,366
Other	70,661			76,402			65,300

Total non-interest earning assets	114,799			88,840			75,666

Total assets	$2,184,908			$2,053,246			$1,950,596

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,274,883	$27,977	2.19%	$1,122,383	$37,550	3.35%	$961,489	$43,310	4.50%
Borrowings	658,727	40,495	6.15%	659,402	29,735	4.51%	680,413	41,811	6.14%

Total interest bearing liabilities	1,933,610	68,472	3.54%	1,781,785	67,285	3.78%	1,641,902	85,121	5.18%

Other liabilities	41,889			50,627			78,344
Members’ equity	209,409			220,834			230,350

Total liabilities and members’ equity	$2,184,908			$2,053,246			$1,950,596

Net interest earning assets	$174,912			$203,875			$251,507

Net interest revenues and spread		$46,363	1.91%		$56,416	2.45%		$50,618	1.98%
Net yield on interest earning assets			2.20%			2.84%			2.67%

*	Average loan balances include non-accrual loans.

Non-interest Income
(Dollars in thousands)

	Non-interest income for the
	years ended December 31,
	2009	2008
Gain on sale of loans	$12,305	$6,016
Letter of credit fees	4,566	4,356
Servicing fees	3,992	4,568
Real estate loan fees	662	1,002
Commercial loan fees	363	1,184
Prepayment fees	221	735
Change in unrealized (loss) gain on derivatives	(53)	3,256
Other	2,332	2,562

Total non-interest income	$24,388	$23,679

Total non-interest income increased slightly by $0.7 million or 3.0% from $23.7 million for the year ended December 31, 2008, to $24.4 million for the year ended December 31, 2009. Gain on sale of loans increased by $6.3 million or 104.5% year-over-year. The increase in gain on sale from 2008 to 2009 was due to two factors, (1) an increase in volume year-over-year, and (2) a decrease in losses realized on the sale of loans year-over-year. In late 2007, the credit markets began deteriorating, and credit spreads at which loans were originated began to widen. Consequently, loans originated in late 2007 were sold in 2008 at losses because the Company did not effectively hedge this risk. In order to mitigate this risk, beginning in 2008 and throughout 2009, the Company forward sold all loans, on a loan by loan basis, to investors at, or near, the date of interest rate lock. This policy locked in the Company’s gains and eliminated its exposure to credit and interest rate risk that led to the losses realized in early 2008.
Other non-interest income includes cash management service fees, dividends on FHLB stock and other miscellaneous income the Company earns.
In total, non-interest income amounted to 34.5% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2009 compared with 29.6% for the year ended December 31, 2008.
The following table shows the unpaid principal balance of loans sold and percentage of gain for the years ended December 31 (dollars in thousands):

	2009		2008
		Percentage		Percentage
	Balance	of Gain	Balance	of Gain
Cooperative, Multifamily and Commercial Real Estate Loans:	$381,956	1.33%	$273,660	1.85%
Consumer Loans (auto loans)	180,202	0.00%	357,179	0.00%
Single-family Residential Loans and Share Loans	242,980	1.38%	166,199	1.52%
SBA Loans	9,359	2.97%	9,553	4.10%

Total	$814,497	1.50%	$806,591	1.15%

The Consumer Loan sales represent the sale, at par, of participations in auto loans. The Company purchases and sells these notes within a 30-day cycle; therefore the Company does not earn a gain on sale of these loans. The primary economic benefit to the Company of this program is the net interest income it earns while these notes are on the balance sheet for this 30-day period.

Non-interest Expense
(Dollars in thousands)

	Non-interest expense for the
	years ended December 31,
	2009	2008
Compensation and employee benefits	$31,272	$29,815
Contractual services	8,495	5,482
Provision for unfunded commitments	8,080	659
Occupancy and equipment	6,675	7,470
Information systems	4,295	4,627
Other-than-temporary impairment losses (OTTI)	3,782	1,692
Loan costs	3,462	2,479
FDIC premium	2,551	823
Corporate development	1,019	1,345
Travel and entertainment	764	1,220
Lower of cost or market adjustment	329	832
Loss (gain) on sale of investments available-for-sale	23	(167)
Other	2,662	1,982

Total non-interest expense	$73,409	$58,259

Non-interest expense for the year ended December 31, 2009, increased 25.9% or $15.1 million to $73.4 million compared with $58.3 million for the corresponding prior year period primarily due to a $7.4 million increase in the provision for unfunded commitments as a result of a $51.6 million increase in criticized letters of credit, a $1.7 million increase in FDIC premiums resulting from special fees assessed by the FDIC during 2009, a $3.0 million increase in contractual services for legal fees relating to the forbearance agreements and a $2.1 million increase in OTTI losses related to the OTTI of the Company’s interest-only certificated receivables that were sold during 2009.
Although the Company had a reduction in headcount during 2009, its compensation and employee benefits expense increased $1.5 million from 2008 to 2009. The primary cause of the year-over-year increase in compensation and employees benefits expense is the severance expense for employees affected by the Company’s reduction in force during 2009 in order to align itself with changing market conditions.
Credit Quality
To manage credit risk over a wide geographic area and lending in multiple industries, the Company uses a team-based approval process, which relies upon the expertise of lending teams familiar with particular segments of the industry in which the Company lends. Senior management approves those credit facilities exceeding delegated lending authority for each team in an attempt to ensure the quality of lending decisions. In order to keep abreast of economic events and market conditions throughout the United States, various lending teams regularly perform financial analysis of the industries and regions.
An inevitable aspect of the lending or risk assumption process is the fact that losses will be incurred. The extent to which losses occur depends on the risk characteristics of the loan portfolio. The Company emphasizes continuous credit risk management. Specific procedures have been established that seek to eliminate undue credit risk. They include a multilevel approval process, credit underwriting separate and apart from the approval process, and an ongoing assessment of the credit condition of the portfolio. In addition, a risk rating system is designed to classify each loan according to the risks unique to each credit facility.
Loans with risk characteristics that make their full and timely payment uncertain are assigned to the Risk Management Department. The Risk Management Department determines, on a case-by-case basis, the best course of action to restore a credit to an acceptable risk rating or to minimize potential losses to the Company.

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
In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, probabilities of default and loss in event of default expected based on historical actual losses, and an evaluation of general economic conditions. Federal regulators periodically evaluate the adequacy of the Company’s allowance and may require an increase in the provision for loan and lease losses or recognition of further loan charge-offs based on judgments different than those of the Company’s management.
Table 3
SUMMARY OF ALLOWANCE FOR LOAN LOSSES
For the Years Ended December 31,
(Dollars in thousands)

	2009	2008	2007	2006	2005
Balance at beginning of year	$27,067	$17,714	$19,480	$20,193	$16,991

Charge-offs
Consumer Loans	(4,355)	(2,111)	(715)	(254)	(118)
Commercial Loans	(30,193)	(8,073)	(1,737)	(4,435)	(380)
Real Estate Loans (Residential and Commercial)	(1,857)	—	—	(32)	(9)

Total charge-offs	(36,405)	(10,184)	(2,452)	(4,721)	(507)

Recoveries
Consumer Loans	824	144	297	1	—
Commercial Loans	789	743	237	340	2,681
Real Estate Loans (Residential and Commercial)	94	—	—	—	558

Total recoveries	1,707	887	534	341	3,239

Net (charge-offs) recoveries	(34,698)	(9,297)	(1,918)	(4,380)	2,732

Provision for loan losses	44,099	18,650	152	3,667	470

Balance at end of year	$36,468	$27,067	$17,714	$19,480	$20,193

The allowance for loan losses represented 2.2% and 1.4% of total loans and lease financing, excluding loans held-for-sale, as of December 31, 2009 and December 31, 2008, respectively. The allowance as a percentage of non-performing assets was 49.5% as of December 31, 2009 compared with 149.6% as of December 31, 2008. The decrease in this percentage can be primarily attributed to an increase in non-performing assets and partially to a significant increase in charge-offs during 2009.
During 2009, the Company experienced additional weakness in the credit quality of its loan portfolio, especially in the Healthcare and Employee Stock Ownership Plan (“ESOP”) portfolios (included in Commercial Loans). Healthcare credits accounted for $20.1 million or 27.3% of non-performing assets as of December 31, 2009. There were no non-performing assets in the Healthcare segment as of December 31, 2008. ESOP credits accounted for $6.7 million or 9.1% of non-performing assets as of December 31, 2009 and $0.3 million or 1.7% of non-performing assets as of December 31, 2008. Cooperative Housing credits accounted for $12.1 million or 16.5% of the non-performing assets as of December 31, 2009. There were no non-performing assets in the Cooperative Housing segment as of December 31, 2008.
As of December 31, 2009 and December 31, 2008, reserves were deemed to be adequate to cover the estimated loss exposure related to the impaired loans. As of December 31, 2009 and December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans were impaired.

Although the Single-family Residential and Share Loan portfolios continue to perform well, there has been a steady increase in foreclosure and unemployment rates in localities in which these loans are most highly concentrated. As a result of these factors, during 2009 the Company’s allowance for loan losses was adjusted to increase the allocation for those Single-family Residential and Share Loans with an Acceptable rating from 18 basis points to 30 basis points of the loan balance.
The Consumer Loan portfolio has not been performing well as a result of the increase in unemployment rates and decrease of credit scores in localities in which these loans are most highly concentrated. As a result of these factors, during 2009, the Company’s allowance for loan losses was adjusted for those Consumer Loans with an Acceptable or Watch List rating by an increase from 2 basis points to 6 basis points of the loan balance. The loss in the event of default for the Company’s Commercial Loans and Commercial Real Estate Loans was also increased due to continued deterioration in those portfolios. The allowance for Consumer Loans with a Special Mention rating was adjusted from 2 basis points to 7 basis points of the loan balance during 2009.
The Company’s increased provision for loan losses and increased charge-off activity was primarily driven by severe financial problems experienced by a limited number of borrowers. A number of these borrowers had higher loan balances than the Company’s typical borrower. Certain of these borrowers also filed for bankruptcy protection during 2009. The increase in provision is also a response to changes in loan quality, coupled with increased losses as a result of declining Commercial Loan collateral values. During the third quarter of 2009, the Company adjusted certain of the inputs in its allowance for loan loss calculation for its Single-family Residential Loan, Share Loan, Commercial Loan, Commercial Real Estate Loan and Consumer Loan portfolios to reflect the current market conditions. The adjustments resulted in an increase of $3.9 million to the Company’s allowance for loan losses as of December 31, 2009.
Of the $44.1 million provision for loan losses for 2009, $33.0 million was related to Commercial Loans, $3.0 million was related to Real Estate Loans and $8.1 million was related to Consumer Loans.
Net (charge-offs) recoveries were 1.8%, 0.5%, 0.1%, 0.3% and 0.2% of the average loan and lease financing balance for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
Table 4
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
As of December 31,
(Dollars in thousands)

	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Loan and lease financing
Consumer and Commercial Loans	$633,710	37.4%	$744,918	38.1%	$572,872	37.6%	$532,356	38.6%	$574,123	45.4%
Real Estate Loans (Residential and Commercial)	1,059,822	62.6%	1,211,862	61.9%	950,512	62.4%	847,746	61.4%	684,951	54.2%
Leases	157	0.0%	411	0.0%	574	0.0%	636	0.0%	4,629	0.4%

Total loans and lease financing	$1,693,689	100.0%	$1,957,191	100.0%	$1,523,958	100.0%	$1,380,738	100.0%	$1,263,703	100.0%

Allocation of allowance for loan losses
Consumer and Commercial Loans	$27,159	74.5%	$22,601	83.5%	$10,907	61.6%	$14,430	74.1%	$14,780	73.2%
Real Estate Loans (Residential and Commercial)	9,309	25.5%	4,466	16.5%	6,807	38.4%	5,050	25.9%	5,413	26.8%

Total allowance for loan losses	$36,468	100.0%	$27,067	100.0%	$17,714	100.0%	$19,480	100.0%	$20,193	100.0%

Table 5
IMPAIRED ASSETS
As of December 31,
(Dollars in thousands)

	2009	2008	2007	2006	2005
Real estate owned	$2,315	$659	$310	$193	$10
Impaired loans	97,748	20,377	13,324	21,600	14,200

Total	$100,063	$21,036	$13,634	$21,793	$14,210

Percentage of loans and lease financing outstanding	5.91%	1.07%	0.89%	1.58%	1.12%

A loan is considered impaired when, based on current information, it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. As of December 31, 2009, the Company had an allowance of $14.7 million on the $97.7 million of impaired loans. The aggregate average balance of impaired loans was $73.6 million and $16.3 million for the years months ended December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the Company’s impaired loans included $26.3 million of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $71.4 million of loans are not accruing interest because the debt service payments were at least 90 days delinquent. As of December 31, 2008, the Company’s impaired loans included $17.4 million of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $3.0 million of loans were not accruing interest because the debt service payments were at least 90 days delinquent. Although some of the Company’s loans are still accruing interest, the loans are considered impaired due to deterioration in the financial condition of the borrower or due to a significant decline in the value of the collateral.
Letters of Credit
As of December 31, 2009, the Company had outstanding letters of credit with a total commitment amount of $245.2 million of which $67.9 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $10.3 million. As of December 31, 2008, the Company had outstanding letters of credit with a total commitment amount of $293.7 million of which $16.2 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $2.0 million. During 2008, the Company provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million was the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties. During 2009, one letter of credit was funded in the amount of $6.9 million with probable loss of $5.1 million and subsequently charged-off.
2008 and 2007 Financial Summary
The Company’s net income for the year ended December 31, 2008 was $2.6 million compared with a net loss of $0.5 million for the year ended December 31, 2007.
Total assets increased 15.1% or $283.1 million to $2.15 billion at December 31, 2008 from $1.87 billion at December 31, 2007. A $433.2 million increase in loans and lease financing more than offset a $76.7 million decrease in loans held-for-sale.
The return on average total assets was 0.1% and 0% for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the return on average members’ equity was 1.2% and -0.2%, respectively.

Net Interest Income
Net interest income for the year ended December 31, 2008 increased $5.8 million or 11.5% to $56.4 million compared with $50.6 million for 2007.
For the year ended December 31, 2008, interest income decreased 8.8% or $12.0 million, to $123.7 million compared with $135.7 million for the year ended December 31, 2007. The total average earning balances increased by $92.3 million while aggregate yields decreased from 7.17% in 2007 to 6.23% in 2008. The decrease in interest income resulted primarily from an increase in average Consumer and Commercial Loan balances which was more than offset by a decrease in yields on all loan types.
Interest income from Real Estate (Residential and Commercial) Loans decreased $7.7 million or 10.0%. A decrease in average balances of $27.4 million or 2.4% contributed $1.8 million to the decrease while a decrease in the yield from 6.69% in 2007 to 6.17% in 2008 contributed $5.9 million to the year-over-year decrease. Consumer and Commercial Loans and Lease interest income decreased $0.9 million or 2.0%. The decrease in the yield from 8.35% in 2007 to 6.77% in 2008 contributed $9.9 million to the decrease in income, while an increase in average balances of $119.0 million or 21.0% offset $9.0 million of the year-over-year decrease in income. Interest income from investment securities and cash equivalents decreased by $2.6 million. A decrease in the yield from 6.06% in 2007 to 3.94% in 2008 contributed to the majority of the $2.6 million year-over-year decrease in investment securities interest income.
Interest expense decreased $17.8 million or 20.9% from $85.1 million for the year ended December 31, 2007 compared to $67.3 million for the year ended December 31, 2008.
Interest expense on deposits decreased $5.7 million or 13.4% from $43.3 million in 2007 to $37.6 million in 2008. The average cost of deposits decreased by 115 basis points from 4.50% to 3.35% contributing $12.0 million to the decrease in interest expense. An increase of $160.9 million in the deposit average balance partially offset the decrease in expense by $6.3 million. The weighted average rates on deposits at December 31, 2008 and 2007 were 2.75% and 4.19%, respectively. The average maturity of the certificates of deposit at December 31, 2008 and 2007 were 10.9 months and 13.8 months, respectively. The growth of deposits remains a key component of the Company’s funding capability.
Interest expense on borrowings decreased by $12.1 million or 28.9%. The average balance on borrowings decreased by $21.0 million, which was primarily driven by the decrease in FHLB advances and contributed $1.1 million to the decrease in interest expense. The average cost of borrowings decreased from 6.14% to 4.51%, contributing $11.0 million to the decrease.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for 2008 and 2007.
Non-Interest Income
Total non-interest income increased $11.7 million or 97.8% from $12.0 million for the year ended December 31, 2007 to $23.7 million for the year ended December 31, 2008. This was driven by an increase of $10.8 million in gain on sale of loans, including the derivative accounting adjustment, from a loss of $1.5 million in 2007 to a gain of $9.3 million in 2008 due to the mitigation of market risk. In order to mitigate risk, the Company forward sells loan commitments on a loan by loan basis. The increase was also due to a $0.9 million increase in letter of credit income due to new letters of credit issued during 2008.
In total, non-interest income amounted to 29.6% of total net revenue (net interest income plus non-interest income) for the year ended December 31, 2008 compared with 19.1% for the year ended December 31, 2007.

Non-Interest Expense
Non-interest expense for the year ended December 31, 2008 decreased 8.3% or $5.3 million to $58.3 million compared with $63.6 million for the year ended December 31, 2007 primarily due to a $2.9 million decrease in compensation and employee benefits resulting from: the decrease in regular base salary due to the reduction in headcount, a reduction in bonuses and commissions due to the economic downturn and a decrease in severance expense for employees in 2008 compared to 2007. Also contributing to the decrease in non-interest expense from 2007 to 2008 was a $1.5 million decrease in corporate development due to an overall effort to reduce corporate expenses, a $1.3 million decrease in lease termination costs from 2007, and a $1.2 million decrease in the lower of cost or market valuation resulting from implementation of a fair value accounting standard. The decrease was partially offset by a $1.7 million increase in the loss on investments available-for-sale for CMO investments that were other than temporarily impaired as of December 31, 2008.
2009 and 2008 Fourth Quarter Results
The Company’s net loss for the three months ended December 31, 2009 was $9.9 million. This was an $8.9 million increase compared with a net loss of $1.0 million for the three months ended December 31, 2008. For the three months ended December 31, 2009, net interest income decreased 45.2% or $7.0 million to $8.5 million compared with $15.5 million for the three months ended December 31, 2008.
For the three months ended December 31, 2009, interest income decreased 11.1% or $3.6 million to $28.9 million compared with $32.5 million for the three months ended December 31, 2008. The decrease was primarily due to a $1.5 million decrease in commercial loans interest income resulting from the decrease in yields during the three months ended December 31, 2009 compared to the same period in 2008.
For the three months ended December 31, 2009, interest expense increased $3.4 million or 20.0% from $17.0 million for the three months ended December 31, 2008 to $20.4 million for the three months ended December 31, 2009. The increase in interest expense resulted primarily from a $6.6 million increase in total borrowings interest expense and a $3.2 million decrease in total deposit interest expense. The increase in total borrowings was triggered by an increase in interest rates due to the forbearance agreements and incurrence of fees associated with the forbearance agreements that are included in interest expense. A reduction in yields from the three months ended 2009 to the three months ended 2008 was the primary contributor to the overall decrease in deposit interest expense.
For the three months ended December 31, 2009, total non-interest income remained stable at $5.4 million for the three months ended December 31, 2009 and December 31, 2008.
Non-interest expense for the three months ended December 31, 2009 increased 37.2% or $5.1 million to $18.8 million compared with $13.7 million for the same period in 2008. This increase is primarily due to a $3.5 million increase in compensation and employee benefits as a result of a $2.7 million increase in bonuses and incentives and a $0.9 million increase in severance pay expense. Also contributing to the quarter-over-quarter increase in non-interest expense is a $1.8 million increase in provisions for unfunded commitments.
The income tax benefit for the three months ended December 31, 2009 was $2.1 million, compared with a tax provision of $46 thousand for the three months ended December 31, 2008. The decrease in the tax provision was largely due to a $1.5 million reversal of the Company’s valuation allowance as a result of new legislation allowing the Company to carry back prior period net operating losses. The decrease was also a result of NCB, FSB’s net operating loss of $6.6 million for the year ended December 31, 2009 compared to net income of $7.9 for the year ended December 31, 2008.

Table 6
CONSOLIDATED QUARTERLY FINANCIAL INFORMATION
For the Three Months Ended
(Dollars in thousands)

	2009				2008
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$28,925	$28,063	$28,436	$29,412	$32,549	$30,448	$30,232	$30,473
Interest expense	20,412	19,947	14,753	13,360	17,033	16,299	15,975	17,979

Net interest income	8,513	8,116	13,683	16,052	15,516	14,149	14,257	12,494
Provision for loan losses	7,133	12,182	13,916	10,869	8,119	6,042	2,805	1,684

Income after provision for loan losses	1,380	(4,066)	(233)	5,183	7,397	8,107	11,452	10,810
Non-interest income	5,409	5,758	7,249	6,229	5,372	7,120	7,164	4,024

Net revenue	6,789	1,692	7,016	11,412	12,769	15,227	18,616	14,834
Non-interest expense	18,759	22,542	17,538	14,829	13,749	14,773	15,256	14,481

(Loss) income before income taxes	(11,970)	(20,850)	(10,522)	(3,417)	(980)	454	3,360	353
(Benefit) provision for income taxes	(2,087)	889	(741)	(180)	46	456	110	(56)

Net (loss) income	$(9,883)	$(21,739)	$(9,781)	$(3,237)	$(1,026)	$(2)	$3,250	$409

Loans and Leases
Loans and leases outstanding, including loans held-for-sale, decreased $242.1 million or 12.3% from $2.0 billion at December 31, 2008 to $1.7 billion at December 31, 2009.
The Consumer and Commercial Loan and Lease portfolio decreased 14.9% to $633.9 million at December 31, 2009 compared with $745.3 million at December 31, 2008 due principally to a decrease in Consumer and Commercial Loan and Lease portfolio originations.
The Real Estate (Residential and Commercial) Loan portfolio decreased 12.6% to $1.1 billion at December 31, 2009 from $1.2 billion at December 31, 2008 due to a decrease in portfolio Real Estate (Residential and Commercial) Loan originations during 2009. The Real Estate (Residential and Commercial) Loan portfolio is substantially composed of Multifamily Loans, Single-family Residential Loans and Share Loans.
The Company’s Consumer and Commercial Loan portfolio has a concentration in the food retailing and distribution industry. The loan types include lines of credit, revolving credits, and term loans. These loans are typically collateralized with general business assets (e.g., inventory, receivables, fixed assets, and leasehold interests). The loans will be repaid from cash flows generated by the borrower’s operating activities. The Company’s exposure to credit loss in the event of nonperformance by the other parties to the loan is the carrying amounts of the loans less the realizable value of collateral.

The Company’s loan portfolio is diversified both in terms of industry and geography. The following is the distribution of the loans outstanding as of December 31:

	Commercial Loans		Real Estate Loans
	2009	2008	2009	2008
By Region:
Southeast	33.6%	35.1%	22.1%	22.1%
Northeast	27.4%	22.6%	36.4%	43.1%
West	27.3%	30.0%	28.4%	22.7%
Central	11.7%	12.3%	13.1%	12.1%

	100.0%	100.0%	100.0%	100.0%

	Percentage of Total Loans
	2009	2008
By Borrower Type:
Real Estate:
Residential	42.5%	42.4%
Commercial	21.6%	20.9%
Commercial:
Community Association	7.2%	7.1%
Food retailing and distribution	5.7%	5.4%
Non-Profit	4.1%	3.1%
Franchise	3.9%	4.9%
Hardware	3.3%	3.3%
Employee Stock Ownership Plan	3.1%	3.9%
Healthcare	2.9%	2.4%
Mission	2.0%	1.8%
Other	3.7%	4.8%

	100.0%	100.0%

The Company originates Cooperative Loans (included in Residential Real Estate Loans) to predominantly owner-occupied housing cooperatives. A significant portion of the Company’s mortgage loans are secured by real estate in New York City due to the city’s extensive cooperative market. As of December 31, 2009 and 2008, there were $351.7 million and $469.9 million of Cooperative Loans secured by real estate in New York City, respectively, representing 20% and 24% of total loans and leases outstanding, respectively. The collateral for Cooperative Loans consists of first mortgage liens on the land and improvements of cooperatively owned, multifamily and single-family residential properties and property leases. Furthermore, the Cooperative Loan portfolio includes loans secured by second mortgage liens. In addition, certain unsecured lines of credit have been issued to cooperative borrowers. The loans are repaid from operations of the cooperative. The Company’s exposure to credit loss in the event of nonperformance by other parties to the loans is the carrying amounts of the loans less the value of the collateral.

Table 7
MATURITY SCHEDULE OF LOANS
As of December 31, 2009
(Dollars in thousands)

	One Year or	One to Five	Over Five
	Less	Years	Years	Total

Consumer Loans	$716	$14,531	$2,120	$17,367
Commercial Loans	75,040	241,102	300,201	616,343
Real Estate Loans:
Residential	21,896	159,313	499,527	680,736
Commercial	31,688	155,438	191,960	379,086
Leases	64	93	—	157

Total loans and leases	$129,404	$570,477	$993,808	$1,693,689

Fixed interest rate loans	$29,097	$313,791	$284,270	$627,158

Variable interest rate loans	100,307	256,686	709,538	1,066,531

Total Loans	$129,404	$570,477	$993,808	$1,693,689

Sources and Uses of Funds
The Company’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are repayment of debt, origination of loans and purchases of investment securities.
Cash Provided by Operating Activities. The Company’s net cash provided by operating activities for the year ended December 31, 2009 was $25.7 million compared to $129.5 million for the year ended December 31, 2008. This $103.8 million decrease in cash provided was primarily due to a $173.3 million decrease in cash used to purchase loans-held-for-sale and a $25.4 million increase in the provision for loan losses, partially offset by a $47.3 million decrease in net income, a $114.0 million increase in cash used to originate loans for sale, net of principal collections and a $156.4 million decrease in net proceeds from sale of loans held-for-sale.
Cash Provided by (Used in) Investing Activities. The Company’s net cash provided by investing activities for the year ended December 31, 2009 was $235.7 million compared to net cash used in investing activities of $439.8 million for the year ended December 31, 2008. This $675.5 million increase in cash provided by was primarily due to a $648.0 million decrease in cash used to originate loans held-for-investment, and a $21.6 million net decrease in cash used to purchase portfolio loans.
Cash (Used in) Provided by Financing Activities. The Company’s net cash used in financing activities for the year ended December 31, 2009 was $35.3 million compared to $286.5 million cash provided by financing activities for the year ended December 31, 2008. The $321.8 million decrease in cash provided was primarily due a $319.0 million decrease in cash provided by deposits.

Asset and Liability Management
Asset and liability management is the structuring of interest rate sensitivities of an entity’s assets and liabilities in order to manage the impact of changes in market interest rates on net interest income. The Company’s liquidity and internal rate of return are managed by the Asset Liability Committee (“ALCO”), composed of senior officers of the Company, which meets monthly. The fundamental role of the ALCO is to devise and implement business strategies designed to enhance earnings and the economic value of equity while simultaneously maintaining a prudent level of exposure to interest rate risk. The ALCO devises balance sheet strategies for managing loans, investments, deposits, borrowed funds and off-balance sheet transactions to achieve desired financial performance. The ALCO also develops strategies for pricing various products and services as well as ensuring compliance with related Board policies and established regulatory requirements.
Liquidity and Capital Resources
As of December 31, 2009, the Company believes that it has adequate liquidity to meet all its obligations. The Company’s total cash balance increased $226.1 million from December 31, 2008 to December 31, 2009 as the result of significant cash proceeds from the receipt of principal and interest payments on loans receivable and loan and investment security sales during 2009. The Company intends to use available cash to reduce its concentration in brokered deposits and for required debt payments on its senior notes and revolving credit facility. The following describe the Company’s primary sources and uses of liquidity as of December 31, 2009:
•
The Holding Company plans to fund the debt service on the revolving credit facility and senior notes with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and, if necessary, through leveraging existing assets of the Holding Company through the use of a securitization vehicle or a secured borrowing arrangement, disposing of certain assets and raising funds from other capital sources. As of December 31, 2009, the Company does not have the intent to sell any specific investment securities or loans nor is it more likely than not that the Company will sell any of its investments or loans at a loss.

•
With respect to NCB, FSB, FHLB available unused borrowing capacity declined to $37.4 million as of December 31, 2009 compared to $192.1 million as of December 31, 2008 as a result of NCB FSB’s decline in deposit balances, additional borrowings by NCB, FSB and changes in the NCB, FSB specific characteristics used by FHLB to determine borrowing capacity. As of December 31, 2009, NCB, FSB had pledged eligible Share and Single-family Residential Loans totaling $321.0 million, eligible Cooperative and Multifamily Loans totaling $34.8 million and eligible Commercial Real Estate Loans totaling $86.7 million. As of December 31, 2009, NCB, FSB had $21.6 million of investments pledged with the FHLB. NCB, FSB did not have any investments pledged with the FHLB as of December 31, 2008.

•
As of December 31, 2009, the FHLB of Cincinnati, with whom NCB, FSB banks, has not provided notice of any potential dividend cancellations. Also, the FHLB capacity is not affected by any debt amendments entered into by the Holding Company.

•	NCB, FSB, established a Federal Reserve Bank borrowing facility in October 2009. Unused borrowing capacity was $78.0 million as of December 31, 2009.

•
NCB, FSB’s brokered deposit balances were $589.1 million and $612.5 million or 47.0% and 47.1% of total deposits as of December 31, 2009 and December 31, 2008, respectively. NCB, FSB intends to reduce its concentration of brokered deposits over the next two years with some combination of cash on hand, proceeds from the delivery of loans held for sale, the receipt of interest and principal payments on loans receivable as well as growth in non-brokered deposits.

During 2009, the Holding Company invested $7.0 million in NCB, FSB through an investment in the same amount in NCB Financial Corporation. Under the investment limitations in its credit agreements, the Holding Company will not be able to invest any additional capital in NCB, FSB or NCB Financial Corporation absent consent from the OTS.
During 2009, the Company sold $168.5 million of loans that were held for investment for liquidity purposes. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans. During 2008, the Company sold $62.9 million of Residential Real Estate Loans that were held for investment for liquidity purposes.

In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the most recent amendments to its senior note and revolving credit agreements, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.
Contractual Obligations
The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 14 through 16 of the Notes to the Consolidated Financial Statements.
The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations (including interest) to third parties by payment date (dollars in thousands):

	One Year or	One to	Three to	Over Five
	Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$361,652	$—	$—	$—	$361,652
Certificates of deposit	476,944	284,160	113,114	20,176	894,394
Borrowings	242,376	163,688	70,000	141,547	617,611
Operating leases	3,658	7,161	7,157	24,899	42,875

Total	$1,084,630	$455,009	$190,271	$186,622	$1,916,532

For the twelve months ended December 31, 2009, deposits, all of which are held at NCB, FSB, decreased 3.6% to $1.25 billion from $1.30 billion as of December 31, 2008 as a result of a slight shift in funding source from deposits to borrowings (primarily FHLB and TLGP funds). The weighted average rate on deposits as of December 31, 2009 was 1.8% compared to 2.8% as of December 31, 2008. The average maturity of the certificates of deposit as of December 31, 2009 was 17.7 months compared with 10.9 months as of December 31, 2008.

The carrying amounts and maturities of the Company’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance
	December 31,	December 31,
Type	2009	2008	Maturity Date

Short-term FHLB	$—	$23,000	—

Revolving credit facility	128,394	202,000	December 2010 (1)

Long-term FHLB	20,000	20,000	June 2011
Long-term FHLB	20,000	20,000	July 2011
Long-term FHLB	25,000	20,000	August 2011
Long-term FHLB	10,000	10,000	June 2012
Long-term FHLB	20,000	20,000	June 2013
Long-term FHLB	30,000	—	March 2014
Long-term FHLB	20,000	—	August 2014

	145,000	90,000

Senior notes	87,092	105,000	December 2010 (1)

TLGP debt	25,000	—	February 2012
TLGP debt	63,688	—	May 2012

	88,688	—

Subordinated debt — Class A (current)	—	2,500	—
Subordinated debt — Class A (current)	23,989	—	December 2010

Subordinated debt — Class A (non-current)	90,000	113,989	October 2020

Junior subordinated debt	51,547	51,547	January 2034

Debt valuation and discount	(157)	2,690

Total borrowings	$614,553	$590,726

(1)	The Amendments to the revolving credit facility and senior notes agreements extended the maturity dates from February 2010 to December 2010 for both facilities.
NCB, FSB is a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB) and has a pledge agreement with FHLB requiring advances to be secured by eligible mortgages or investments. The pledged mortgages are required to have a principal balance of 175% to 250% and 135% to 400% of any advances as of December 31, 2009 and December 31, 2008, respectively. NCB, FSB’s FHLB borrowing capacity is determined by the FHLB using several factors, including asset quality and performance, capital, earnings, liquidity and credit ratings. Changes in the factors could increase or reduce the available capacity.
As of December 31, 2009, the total FHLB facility was $205.9 million of which $145.0 million of debt borrowings and $23.5 million in letters of credit were outstanding. As of December 31, 2008, the total FHLB facility was $318.8 million of which $113.0 million of debt borrowings and $13.7 million in letters of credit were outstanding. NCB, FSB’s total FHLB facility capacity decreased from 2009 to 2008 due to a reduction in pledged collateral as a result of a combination of loan sales and decreased loan collateral values from downgrades to credit ratings.

Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
Discussion of the Company’s commitments, contingent liabilities and off-balance sheet arrangements is included in Note 10 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company’s historical experience.
Capital
The Company’s average equity to average assets ratio was 9.6% for 2009 compared with 10.8% for 2008. As of December 31, 2009, NCB, FSB maintained capital levels well in excess of regulatory requirements. NCB, FSB’s capital exceeded the minimum capital requirements as of December 31, 2009 and 2008. (See Note 2 for further discussion).
Critical Accounting Policies
Fair Value Measurements
The disclosure of fair value measurements is required by FASB ASC Topic 820, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
•	Level 1 — Inputs that represent quoted prices for identical instruments in active markets.

•
Level 2 — Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.

•	Level 3 — Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.
The Company has categorized all assets and liabilities measured at fair value both on a recurring and nonrecurring basis into the above three levels.
The determination of fair value for assets and liabilities categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The need for greater management judgment in determining fair values for Level 3 assets and liabilities has further been heightened by the current challenging economic conditions, which have resulted in significant volatility in the fair values of certain investment securities.
Other-Than-Temporary Impairment of Investments
The Company’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis on an individual security basis. The Company recognizes an impairment charge when the declines in the fair value of equity and debt securities below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company reviews its investments for other-than-temporary impairment considering the occurrence of events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Events include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the recognition and presentation of other-than-temporary impairments. This standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities. This standard also modifies the requirements for recognition and presentation of other-than-temporary impairment losses. Losses considered to be related to credit deterioration of the underlying issuer(s) (e.g. expected cash flows will be less than the amortized cost basis of the investment security) will be reflected in earnings. Declines in value related to market factors will be presented as a component of accumulated other comprehensive income. The Company has adopted this standard, applied the guidance to its existing debt securities as of January 1, 2009, and recognized the effects of the standard as a change in accounting principle. Accordingly, at each reporting period the Company considers its intent and ability to hold, or whether it is more likely than not that the Company would be required to sell, securities before the expected recovery of the amortized cost basis.

Allowance for Loan Losses and Reserves for Unfunded Commitments
The allowance for loan losses is an estimate of known and inherent losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses based on changes, if any, in the nature and amount of the assets and associated collateral, underwriting activities, the composition of the loan portfolio (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. The allowance for loan losses is accrued when the occurrence of the loss is probable and can be estimated.
At each reporting period, loans are evaluated for impairment. A loan is considered impaired when, based on current information it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. Impairment is measured based upon the present value of future cash flows discounted at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent. The Company will generally continue to recognize interest income on impaired loans as long as the loan is not at least 90 days delinquent on payments.
For all non-impaired loans, the Company has designed a risk rating system to classify each loan according to the risk unique to the credit facility. The expected loss for each risk rating is determined using historical loss factors and collateral position of the credit facility. All non-impaired loans are evaluated individually and assigned a risk rating. Reserves on non-impaired loans are calculated on a loan-by-loan basis based upon the probability of default and the expected loss in the event of default for each risk rating, based on historical experience.
The Company continuously evaluates its portfolio of unfunded commitments to determine the likelihood that a customer will draw on the commitment and the financial condition of the borrower to determine the probability of loss in the event the commitment is funded and the potential severity of such a loss. Generally, the same principals of accounting and methodologies used in determining the allowance for loan losses are also used in determining the reserve for unfunded commitments. A reserve percentage is applied to the unfunded commitment amounts using the same reserve percentage matrices as the allowance for loan losses. After applying the reserve percentage, a commitment usage factor, which is determined by the loan type, is also applied to the commitment balance to calculate the full reserve for the unfunded commitment.
Servicing Assets and Interest-only Receivables
The Company originates certain loans for sale. Prior to 2007, a significant portion of the Company’s loans were sold through securitizations. The securitization market ceased functioning in late 2007 with the onset of the credit crises. Subsequent to 2007, the Company has continued its loan sale activities; however, the loans are primarily sold to Fannie Mae and to other willing buyers. The Company retains the service rights and recognizes mortgage servicing assets based on an allocation of the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values.
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
Interest-only receivables are created when loans are sold and a portion of the interest retained does not depend on the servicing work being performed. The interest-only receivables are amortized to interest income using the interest method. Interest-only receivables that are certificated have been included as investment securities. Interest-only receivables that are not certificated are included as other assets.

Substantially all interest-only receivables pertain to Cooperative Loans. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, the Company discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout or defeasance period are included in the fair value of the interest-only receivable only to the extent that the Company is entitled to receive the prepayment or yield maintenance penalty.
Gains or losses on loan sales and securitizations depend, in part, on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests based on their relative fair value at the date of sale. Since quoted market prices are generally not available, the Company estimates fair value of these interest-only receivables by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, prepayment lockouts and discount rates commensurate with the risks involved. Gains on sales and securitizations are reported in non-interest income.
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
Interest-only receivables that are subject to prepayment risk such that the Company may not recover substantially all of its investment are recorded at fair value with subsequent adjustments reflected in other comprehensive income or in earnings if the fair value of the interest-only receivable has declined below its carrying amount and such decline has been determined to be other than temporary.
Derivative Instruments and Hedging Activities
The Company maintains a risk management strategy that includes the use of derivative instruments to reduce unplanned earnings fluctuations caused by interest rate volatility. Use of derivative instruments is a component of the Company’s overall risk management strategy in accordance with a formal policy that is monitored by management, which has delegated authority over the interest rate risk management function.
The derivative instruments utilized may include interest rate lock commitments, interest rate swaps, financial futures contracts and forward loan sales commitments. Interest rate lock commitments are created when borrowers lock in their contractual commitment to borrow funds at a specific interest rate and the lock is completed within the time frame established by the Company. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Financial futures contracts generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Forward loan sales commitments lock in the prices at which loans will be sold to investors. Generally, the Company will enter into a forward loan sales commitment at the same time as it enters into an interest rate lock commitment if the intent is to originate and sell the loan.

The Company records all derivative instruments on the statement of condition at their fair values. The Company does not enter into derivative transactions for speculative purposes. For derivatives designated as hedges, the Company contemporaneously documents the hedging relationship, including the risk management objective and strategy for undertaking the hedge, how effectiveness will be assessed at inception and at each reporting period and the method for measuring ineffectiveness. The Company evaluates the effectiveness of these transactions at inception and on an ongoing basis. Ineffectiveness is recorded through earnings. For derivatives designated as cash flow hedges, the fair value adjustment is recorded as a component of other comprehensive income, except for the ineffective portion which is recorded in earnings. For derivatives designated as fair value hedges, the fair value adjustments for both the hedged item and the hedging instrument are recorded through the income statement with any difference considered the ineffective portion of the hedge.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective. In situations in which cash flow hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the statement of condition and recognize any subsequent changes in its fair value in earnings over the term of the forecasted transaction. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company recognizes immediately in earnings any gains and losses that were accumulated in other comprehensive income.
Income Taxes
The Act provides that the Holding Company shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, the Holding Company issues its member-borrowers patronage dividends, which are tax deductible to the Company thereby reducing its taxable income. All income generated by the Holding Company and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code as amended by the Act with respect to the Company, with the consequence that the Company is able to issue tax deductible patronage dividends with respect to all such income. The Act also provides that the Company is exempt from state and local taxes with the exception of real estate taxes. Certain of the Company’s subsidiaries, however, are subject to federal and state income taxes.
The Company provides for income taxes using the asset and liability approach; which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.
The term tax position refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes otherwise currently payable to future years, or a change in the expected realizability of deferred tax assets. The Company does not currently have any uncertain tax positions.
New Financial Accounting Standards
Effective January 1, 2009, the Company adopted new accounting guidance for disclosures about derivative instruments and hedging activities. This guidance requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. This guidance is effective prospectively for periods beginning on or after November 15, 2008. The adoption provided for enhanced disclosure but otherwise did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the Company adopted new accounting guidance for recognition and presentation of other-than-temporary impairments. This standard modified the indicator of other-than-temporary impairment for debt securities. In addition, it amended the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more likely than not that the entity will not have to sell prior to recovery of the amortized cost basis of the debt security. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.
In April 2009, the Company adopted new accounting guidance for determining when a market for an asset or a liability is active or inactive and determining when a transaction is distressed. This standard reaffirmed the exit price objective of fair value measurements and provides guidance on inactive markets and distressed transactions. This standard is to be applied prospectively and is effective for interim and annual periods ending June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.
In April 2009, the Company adopted new accounting guidance for interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance requires those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption provided for enhanced disclosure but otherwise did not have a material impact on the Company’s consolidated financial condition or results of operations.
On July 1, 2009, the Company adopted new accounting guidance for the FASB accounting standards codification and the hierarchy of generally accepted accounting principles, the “Codification.” The Codification is the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company also has exposure to different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, the Company may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.
In addition, many of these transactions expose the Company to credit risk in the event of a default by its counterparty or client. Also, the credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company.
The Company is also exposed to interest rate risk. The Company’s asset and liability management process manages the Company’s interest rate risk by structuring the balance sheet and derivative portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

Interest rate risk is managed by the ALCO in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies designed to ensure appropriate level of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates and liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans (“mortgage pipeline”), and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.
To effectively measure and manage interest rate risk, the Company uses simulation analyses to determine the impact on net interest income of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized to provide additional insights concerning the interest rate risk management process. Executive management and the Company’s Board of Directors review the overall interest rate risk position and strategies on an ongoing basis. The Company has traditionally managed its business to maintain limited exposure to changes in interest rates.
The Company at times, may hedge a portion of its interest rate risk by entering into certain financial instruments including interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is a transaction to reduce risk by creating a relationship whereby changes in the value of the hedged asset or liability are offset in whole or in part by changes in the value of the financial instrument used for hedging. The impact of all hedging relationships is included in the following analysis.
The following tables present an analysis of the sensitivity of the Company’s net interest income and economic value of portfolio equity (market value of assets, less liabilities and derivative instruments). The interest rate scenarios presented in the table include interest rates at December 31, 2009 and December 31, 2008 as adjusted for instantaneous parallel rate changes upward and downward of up to 200 basis points.
Net interest income was reasonably well insulated against the impact of changes in market interest rates at both December 31, 2009 and December 31, 2008. The impact of changing market interest rates is nonlinear due to the existence of customer options, primarily loan prepayments options, embedded in the balance sheet.
Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates. The net interest income variability reflects the Company’s interest sensitivity gap (defined below) and other factors.

	2009
			Change In
	Change In		Economic Value
	Interest	Change In Net	of Portfolio
	Rates	Interest Income	Equity
	+200	-0.6%	-9.4%
	+100	-0.2%	-4.4%
(1)	-100	n/a	n/a
(1)	-200	n/a	n/a

	2008
			Change In
	Change In		Economic Value
	Interest	Change In Net	of Portfolio
	Rates	Interest Income	Equity
	+200	-9.6%	-15.1%
	+100	-4.4%	-6.9%
	-100	1.1%	2.7%
(1)	-200	n/a	n/a

(1)	Due to the low level of interest rates as of December 31, 2009 and 2008, it is not possible, nor meaningful to disclose results for this scenario.

Key assumptions used in the sensitivity analysis of net interest income and economic value of portfolio equity include the following:
1.	Balance sheet balances for various asset and liability classes are held constant for the net interest income simulations.

2.	Prepayment assumptions are predicated on an analysis of historical prepayment behavior and management expectations.

3.
Spread relationships between various interest rate indices and interest-earning assets and interest bearing liabilities estimated based on the analysis of historical relationships and management expectations.

The interest rate sensitivity gap (“gap”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of assets maturing and repricing within one year exceeds liabilities maturing or repricing within one year) would tend to have a positive impact on net interest income while a negative gap would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact. The Company’s one-year cumulative gap analysis at December 31, 2009 was positive $158.2 or 7.56% of assets. The one-year cumulative gap analysis at December 31, 2008 was negative $351.4 million or -16.31% of assets. These variations in gaps year over year are consistent with the simulation results that show relative changes in net interest income in response to changes in market interest rates.
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

The tables 8 and 9 set forth the expected maturity and repricing characteristics of the Company’s consolidated assets, liabilities and derivative contracts at December 31, 2009 and 2008.
Table 8
INTEREST RATE SENSITIVITY
At December 31, 2009
(Dollars in thousands)

						Over 12
	Interest -	Interest -	Interest -	Interest -	Interest -	Months and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 days	3 month	6 month	12 month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$266,269	$—	$—	$—	$266,269	$—	$266,269
Investment securities	2,423	6,943	2,525	2,021	13,912	16,280	30,192
Loans and leases*	428,020	51,028	84,321	169,179	732,548	960,403	1,692,951
Other assets — net	85,438	273	417	862	86,990	17,135	104,125

Total	$782,150	$58,244	$87,263	$172,062	$1,099,719	$993,818	$2,093,537

Interest-bearing liabilities
Deposits	$163,157	$106,857	$128,199	$206,590	$604,803	$507,165	$1,111,968
Borrowings	179,941	80,966	—	75,783	336,690	277,863	614,553

Total	$343,098	$187,823	$128,199	$282,373	$941,493	$785,028	$1,726,521

Other
Other non-interest bearing, net	$—	$—	$—	$—	$—	$367,016	$367,016
Effect of interest rate swap and financial futures	—	—	—	—	—	—	—

Total liabilities & members’ equity, net of derivatives	$343,098	$187,823	$128,199	$282,373	$941,493	$1,152,044	$2,093,537

Repricing differences	$439,052	$(129,579)	$(40,936)	$(110,311)	$158,226

Cumulative gap	$439,052	$309,473	$268,537	$158,226

Cumulative gap as % of total assets	20.97%	14.78%	12.83%	7.56%

*	Includes loans held-for-sale and allowance for loan losses.

Table 9
INTEREST RATE SENSITIVITY
At December 31, 2008
(Dollars in thousands)

						Over 12
	Interest -	Interest -	Interest -	Interest -	Interest -	Months and
	sensitivity	sensitivity	sensitivity	sensitivity	sensitivity	Non-Interest
	30 days	3 month	6 month	12 month	Total	Sensitive	Total

Interest-earning assets
Cash and cash equivalents	$39,971	$—	$—	$—	$39,971	$—	$39,971
Investment securities	2,216	2,692	7,637	10,229	22,774	45,711	68,485
Loans and leases*	342,282	268,479	122,380	220,812	953,953	990,449	1,944,402
Other assets — net	58,126	785	6,452	12,804	78,167	23,867	102,034

Total	$442,595	$271,956	$136,469	$243,845	$1,094,865	$1,060,027	$2,154,892

Interest-bearing liabilities
Deposits	$393,139	$166,133	$222,369	$230,607	$1,012,248	$196,960	$1,209,208
Borrowings	277,994	76,810	20,000	55,782	430,586	160,140	590,726

Total	$671,133	$242,943	$242,369	$286,389	$1,442,834	$357,100	$1,799,934

Other
Other non-interest bearing, net	$—	$—	$—	$—	$—	$354,958	$354,958
Effect of interest rate swap and financial futures	—	43,442	—	(40,000)	3,442	(3,442)	—

Total liabilities & members’ equity, net of derivatives	$671,133	$286,385	$242,369	$246,389	$1,446,276	$708,616	$2,154,892

Repricing differences	$(228,538)	$(14,429)	$(105,900)	$(2,544)	$(351,411)

Cumulative gap	$(228,538)	$(242,967)	$(348,867)	$(351,411)

Cumulative gap as % of total assets	-10.61%	-11.28%	-16.20%	-16.31%

*	Includes loans held-for-sale and allowance for loan losses.
Table 8 indicates that on December 31, 2009 the Company had gaps (as a percentage of total assets) of positive 7.19% and 12.46% at the one year and six month time horizons, respectively. Table 9 indicates that on December 31, 2008, the Company had a negative gap (as a percentage of total assets) of 16.31% and 16.20% at the one year and six month time horizons, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s financial statements and notes thereto are set forth beginning on the following page. The Company is not subject to any of the requirements for supplementary financial information contained in Item 302 of Regulation S-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Members of National Consumer Cooperative Bank:
We have audited the accompanying consolidated balance sheets of National Consumer Cooperative Bank and subsidiaries (the Company) as of December 31, 2009, and 2008, and the related consolidated statements of operations, comprehensive (loss) income, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Consumer Cooperative Bank and subsidiaries as of December 31, 2009, and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the assessment and recognition of other-than-temporary impairments on debt securities in 2009 due to the adoption, on January 1, 2009, of accounting guidance on the recognition and presentation of other-than-temporary impairments, as codified within FASB ASC Subtopic No. 320-10.

/s/ KPMG LLP

McLean, Virginia
March 31, 2010

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
Assets
Cash and cash equivalents	$258,406	$28,789
Federal funds sold	7,684	11,182

Total cash and cash equivalents	266,090	39,971
Restricted cash	179	—
Investment securities
Available-for-sale (amortized cost of $29,453 and $71,869)	29,805	68,098
Held-to-maturity	387	387
Loans held-for-sale ($1.8 million and $0.5 million recorded at fair value, respectively)	35,730	14,278
Loans and lease financing	1,693,689	1,957,191
Less: Allowance for loan losses	(36,468)	(27,067)

Net loans and lease financing	1,657,221	1,930,124
Other assets	104,125	102,034

Total assets	$2,093,537	$2,154,892

Liabilities and Members’ Equity
Liabilities
Deposits	$1,253,954	$1,300,071
Other liabilities	40,441	38,581
Borrowings	614,553	590,726

Total liabilities	1,908,948	1,929,378

Members’ equity
Common stock	205,035	197,784
Retained (deficit) earnings
Allocated	—	7,154
Unallocated	(19,650)	25,008
Accumulated other comprehensive loss	(796)	(4,432)

Total members’ equity	184,589	225,514

Total liabilities and members’ equity	$2,093,537	$2,154,892

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007
Interest income
Loans and lease financing	$109,185	$116,325	$125,016
Investment securities	3,473	5,518	8,081
Other interest income	2,177	1,858	2,642

Total interest income	114,835	123,701	135,739

Interest expense
Deposits	27,977	37,549	43,310
Borrowings	40,495	29,736	41,811

Total interest expense	68,472	67,285	85,121

Net interest income	46,363	56,416	50,618

Provision for loan losses	44,099	18,650	152

Net interest income after
provision for loan losses	2,264	37,766	50,466

Non-interest income
Gain (loss) on sale of loans	12,305	6,016	(1)
Letter of credit fees	4,566	4,356	3,423
Servicing fees	3,992	4,568	4,651
Real estate loan fees	662	1,002	1,515
Commercial loan fees	363	1,184	428
Prepayment fees	221	735	837
Change in unrealized (loss) gain on derivatives	(53)	3,256	(1,468)
Other	2,332	2,562	2,584

Total non-interest income	24,388	23,679	11,969

Non-interest expense
Compensation and employee benefits	31,272	29,815	32,703
Contractual services	8,495	5,482	5,944
Provision for losses on unfunded commitments	8,080	659	488
Occupancy and equipment	6,675	7,470	8,057
Information systems	4,295	4,627	4,402
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)	3,782	1,692	—
Loan costs	3,462	2,479	2,082
FDIC premium	2,551	823	506
Corporate development	1,019	1,345	2,814
Travel and entertainment	764	1,220	1,449
Lower of cost or market adjustment	329	832	2,070
Loss (gain) on sale of investments available-for-sale	23	(167)	17
Deferred rent recognition related to lease termination	—	—	(1,860)
Lease termination costs	—	—	3,148
Other	2,662	1,982	1,751

Total non-interest expense	73,409	58,259	63,571

(Loss) income before income taxes	(46,757)	3,186	(1,136)

Income tax (benefit) provision	(2,119)	555	(664)

Net (loss) income	$(44,638)	$2,631	$(472)

Distribution of net (loss) income
Patronage dividend accrual	$(97)	$7,154	$—
Retained earnings	(44,541)	(4,523)	(472)

	$(44,638)	$2,631	$(472)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007

Net (loss) income	$(44,638)	$2,631	$(472)
Other comprehensive (loss) income:
Recognition of previously unrealized losses due to OTTI	3,782	—	—
Remaining change in unrealized holding gain (loss) before tax on available-for-sale investment securities and interest-only non-certificated receivables	(174)	(1,173)	(4,227)
Tax effect	105	69	7

Comprehensive (loss) income	$(40,925)	$1,527	$(4,692)

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Income (Loss)	Equity

Balance, December 31, 2006	$187,230	$10,328	$29,388	$892	$227,838
Net loss	—	—	(472)	—	(472)
Adjustment to prior year dividends	—	497	(485)	—	12
Cancellation of stock	(164)	—	155	—	(9)
Other dividends paid	—	—	(386)	—	(386)
2006 patronage dividends distributed in stock	10,825	(10,825)	—	—	—
Unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(4,220)	(4,220)

Balance, December 31, 2007	197,891	—	28,200	(3,328)	222,763

Adjustment to adopt fair value accounting guidance	—	—	1,224	—	1,224
Net income	—	—	2,631	—	2,631
Cancellation of stock	(107)	—	107	—	—
2008 patronage dividends					—
Retained in form of equity	—	7,154	(7,154)	—	—
Remaining change in unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(1,104)	(1,104)

Balance, December 31, 2008	197,784	7,154	25,008	(4,432)	225,514

Adjustment to opening balance (Note 1)	—	—	77	(77)	—
Balance, January 1, 2009	197,784	7,154	25,085	(4,509)	225,514
Net loss	—	—	(44,638)	—	(44,638)
2008 patronage dividends distributed in stock	7,251	(7,154)	(97)	—	—
Recognition of previously unrealized losses due to OTTI	—	—	—	3,782	3,782
Remaining change in unrealized loss on available-for-sale investment securities and non-certificated interest-only receivables, net of taxes	—	—	—	(69)	(69)

Balance, December 31, 2009	$205,035	$—	$(19,650)	$(796)	$184,589

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities
Net (loss) income	$(44,638)	$2,631	$(472)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for loan losses	44,099	18,650	152
Provision for losses on unfunded commitments	8,080	659	488
Amortization and writedown of interest-only-receivables and servicing rights	11,821	12,369	11,402
Depreciation and amortization, other	11,783	3,556	3,150
(Gain) loss on sale of loans including derivatives	(12,252)	(9,272)	1,469
Net impairment losses recognized in earnings	3,782	1,692	—
Loss on sale of investments available-for-sale	23	(167)	17
Purchase of loans held-for-sale	(181,834)	(355,136)	(222,489)
Loans originated for sale, net of principal collections	(463,808)	(349,825)	(831,604)
Lower of cost or market valuation allowance	329	832	2,070
Net proceeds from sale of loans held-for-sale	652,496	808,824	1,195,830
Tenant improvement allowance	—	—	3,656
Lease termination costs	—	—	3,148
Lease termination incentive	—	—	(1,585)
Deferred rent recognition related to lease termination	—	—	(1,860)
Increase (decrease) in other assets	2,804	1,410	(8,368)
Decrease in other liabilities	(6,966)	(6,689)	(747)

Net cash provided by operating activities	25,719	129,534	154,257

Cash flows from investing activities
(Increase) decrease in restricted cash	(179)	—	5,398
Purchase of investment securities
Available-for-sale	(8,016)	(63,004)	(77,044)
Proceeds from maturities of investment securities
Available-for-sale	7,809	66,803	50,375
Held-to-maturity	—	30	52
Proceeds from the sale of investment securities
Available-for-sale	33,893	24,197	1,037
Net decrease (increase) in loans and lease financing	208,317	(439,678)	(145,189)
Purchase of portfolio loans	(5,971)	(27,591)	—
Purchase of premises and equipment	(155)	(533)	(9,800)

Net cash provided by (used in) investing activities	235,698	(439,776)	(175,171)

Cash flows from financing activities
Net (decrease) increase in deposits	(46,952)	272,056	220,662
Increase in borrowings	189,531	186,000	—
Repayment of borrowings	(169,856)	(171,500)	(175,000)
Incurrence of debt amendment costs	(3,486)	—	—
Incurrence of financing costs	(4,535)	(67)	(1,287)
Patronage dividends paid	—	—	(7,107)
Other dividends paid	—	—	(386)

Net cash (used in) provided by financing activities	(35,298)	286,489	36,882

Increase (decrease) in cash and cash equivalents	226,119	(23,753)	15,968
Cash and cash equivalents, beginning of period	39,971	63,724	47,756

Cash and cash equivalents, end of period	$266,090	$39,971	$63,724

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007
Supplemental schedule of non-cash investing and financing activities:

Loans transferred to other real estate owned	$5,159	$1,087	$180

Loans held-for-sale transferred to loans and lease financing, at the lower of cost or market	$5,059	$43,462	$—

Transfer of loans and lease financing to loans held-for-sale, at the lower of cost or market	$26,784	$67,737	$—

Supplemental information:
Interest paid	$59,330	$67,210	$81,860

Income taxes paid	$635	$361	$562
The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The National Consumer Cooperative Bank (“the Company”) is a financial institution, organized under the laws of the United States, that primarily provides financial services to eligible cooperative enterprises or enterprises controlled by eligible cooperatives throughout the United States. A cooperative enterprise is an organization owned by its members and engaged in producing or furnishing goods, services, or facilities for the benefit of its members or voting stockholders who are the ultimate consumers or primary producers of such goods, services, or facilities. The Company is structured as a cooperative institution whose voting stock can only be owned by its borrowers or those eligible to become its borrowers (or organizations controlled by such entities).
The Company operates directly and through its wholly owned subsidiaries, NCB Financial Corporation and NCB, FSB. This Form 10-K provides information regarding the consolidated business of the Company and its subsidiaries and, where appropriate and as indicated, provides information specific to the Holding Company, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to the Company refer to the Company and its subsidiaries collectively. The chart below provides specific explanations of the various entities that may be referenced throughout this Form 10-K:

Entity	Principal Activities
The Company	Financial institution that primarily provides financial services to eligible cooperatives or enterprises controlled by eligible cooperatives. Unless otherwise indicated, references to the Company are references to the consolidated business of the Company and its subsidiaries.

NCCB (“Holding Company”)	References to the “Holding Company” are references to the legal entity of NCCB alone and not its subsidiaries.

NCB Financial Corporation	Intermediate holding company wholly owned subsidiary of the Company and owner of NCB, FSB.

NCB, FSB	Federally chartered and Federal Deposit Insurance Corporation (“FDIC”)-insured thrift institution that provides a broad range of financial services to cooperative and non-cooperative customers. NCB, FSB is a wholly owned subsidiary of NCB Financial Corporation and is an indirect wholly owned subsidiary of the Company.
Principles of Consolidation
The consolidated financial statements include all of the accounts of the Company. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements of the Company do not include the assets, liabilities or results of operations of NCB Capital Trust I (“Trust”), a Delaware statutory trust formed by the Company in 2003 in connection with the issuance of trust preferred securities.
Estimates
The preparation of financial statements in conformity with the U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net interest income, non-interest income and non-interest expense. The principal estimates include: valuation of derivative instruments, valuation of interests retained as a result of loan sales, allowance for loan losses, evaluation of investments for other-than-temporary impairment (OTTI) and measurement of impairment, and valuation of deferred tax assets. While the Company believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.

Cash and Cash Equivalents
Cash equivalents include cash on hand, amounts due from banks, overnight investments and time deposits. Although cash equivalents generally have maturities of ninety days or less, time deposits subject to early withdrawal penalties and with maturities greater than ninety days have been included in cash equivalents.
Investments
The Company’s investment securities portfolio and retained beneficial interests in securitized financial assets are evaluated for impairment on a quarterly basis on an individual security basis.
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
The Company recognizes an impairment charge when the declines in the fair value of equity and debt securities below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company reviews its investments for other-than-temporary impairment considering the occurrence of events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Events include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the recognition and presentation of other-than-temporary impairments. This standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities. This standard also modifies the requirements for recognition and presentation of other-than-temporary impairment losses. Losses considered to be related to credit deterioration of the underlying issuer(s) (e.g. expected cash flows will be less than the amortized cost basis of the investment security) will be reflected in earnings. Declines in value related to market factors will be presented as a component of accumulated other comprehensive income. The Company has adopted this standard, applied the guidance to its existing debt securities as of January 1, 2009, and recognized the effects of the standard as a change in accounting principle. Accordingly, at each reporting period the Company considers its intent and ability to hold, or whether it is more likely than not that the Company would be required to sell, securities before the expected recovery of the amortized cost basis. The Company recognized the effect of initially applying this standard which resulted in a total of $77 thousand of market-related OTTI, as an increase in the retained earnings balance as of January 1, 2009; with a corresponding change in accumulated other comprehensive loss. Prior to adoption of this guidance, the Company recognized all other-than-temporary impairments in earnings.
The evaluation of securities for impairment is subject to risks and uncertainties and is intended to determine whether declines in fair value should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions and future changes in the factors mentioned in the proceeding paragraphs. It is reasonably possible that such factors could change in the future which could result in other-than-temporary impairments.
Derivative Instruments and Hedging Activities
The Company maintains a risk management strategy that includes the use of derivative instruments to reduce unplanned earnings fluctuations caused by interest rate volatility. Use of derivative instruments is a component of the Company’s overall risk management strategy in accordance with a formal policy that is monitored by management, which has delegated authority over the interest rate risk management function.

The derivative instruments utilized may include interest rate lock commitments, interest rate swaps, financial futures contracts and forward loan sales commitments. Interest rate lock commitments are created when borrowers lock in their contractual commitment to borrow funds at a specific interest rate and the lock is completed within the time frame established by the Company. Interest rate swaps involve the exchange of fixed and variable rate interest payments between two parties based upon a notional principal amount and maturity date. Financial futures contracts generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds or notes in the future at specified prices. Forward loan sales commitments lock in the prices at which loans will be sold to investors.
The Company uses the aforementioned derivative instruments to offset changes in fair value associated with loan commitments prior to funding the loan. During the commitment period, these derivatives are accounted for and recorded at fair value through the gain on sale of loans. After funding, the loans are not designated in an accounting hedge, but generally continue to be economically hedged with the related forward sale commitment.
The Company is exposed to credit and market risk as a result of its use of derivative instruments. If the fair value of the derivative contract represents an asset, the counterparty owes the Company and a repayment risk exists. If the fair value of the derivative contract represents a liability, the Company owes the counterparty, so there is no repayment risk. The Company minimizes repayment risk by entering into transactions with financially stable counterparties that are specified by policy and reviewed periodically by management. When the Company has multiple derivative transactions with a single counterparty, the net mark-to-market exposure represents the netting of asset and liability exposures with that counterparty. The net mark-to-market exposure with a counterparty is a measure of credit risk when there is a legally enforceable master netting agreement between the Company and the counterparty. The Company uses master netting agreements with the majority of its counterparties.
All derivatives are recognized on the balance sheet at fair value. When a derivative contract is entered into, the Company determines whether or not it will be designated as a fair value hedge. The Company has not entered into cash flow hedges in recent years. When entering into hedging transactions, the Company documents the relationships between the hedging instruments and the hedged items to link all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. The Company assesses, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting changes in fair values of hedged items. For derivative instruments designated as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values.
The Company discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in fair value of a hedged item; or (2) the derivative matures or is sold, terminated or exercised.
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
Fair Value Measurements
Accounting guidance allows the Company, at specified election dates, to measure certain financial instruments at fair value. Unrealized gains and losses on financial instruments for which the fair value option has been elected are included in earnings. Electing to use fair value allows a better offset of the change in fair value of the loan and the derivative instruments used to economically hedge them without the burden of complying with the requirements of derivative accounting standards. Loan origination costs for those loans where the fair value election has been made are recognized in non-interest expense as incurred.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with fair value measurement accounting standards, when the volume and level of activity for the asset or liability have significantly decreased. This new standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company has adopted and applied the provisions of this guidance.
Loan Origination Fees, Commitment Fees, and Related Costs
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
Loans and Lease Financing and Loans Held-for-Sale
Loans and lease financing are carried at their principal amounts outstanding, net of deferred loan origination fees and costs, and any discounts and premiums. Loans held-for-sale for which the Company has not elected the fair value option, are carried at the lower of cost or fair value. The cost basis of a loan is net of deferred origination fees and costs, discounts and premiums and the effects of hedge accounting or changes in fair value. The Company determines whether a loan would qualify as held-for-sale at the time the loan is originated. However, at times the Company’s initial intent to sell or hold the loan for investment may change for various economic or liquidity reasons.
Interest income is calculated in accordance with the terms of each individual loan and lease. The Company typically discontinues the accrual of interest on loans when principal or interest are ninety days or more in arrears or sooner when there is reasonable doubt as to collectability. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. Interest income received on a non-accrual loan is applied to reduce principal and no interest income is recognized until the loan becomes current.
When loans are sold, the gain or loss is recognized in the Statement of Operations as the proceeds less the cost basis of the loan.
Allowance for Loan Losses and Reserves for Unfunded Commitments
The allowance for loan losses is an estimate of known and inherent losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses based on changes, if any, in the nature and amount of the assets and associated collateral, underwriting activities, the composition of the loan portfolio (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. The allowance for loan losses is accrued when the occurrence of the loss is probable and can be estimated.
At each reporting period, loans are evaluated for impairment. A loan is considered impaired when, based on current information it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. Impairment is measured based upon the present value of future cash flows discounted at the loan’s effective interest rate; or, the fair value of the collateral, less estimated selling costs, if the loan is collateral-dependent. The Company will generally continue to recognize interest income on impaired loans as long as the loan is not at least 90 days delinquent on payments.
For all non-impaired loans, the Company has designed a risk rating system to classify each loan according to the risk unique to the credit facility. The expected loss for each risk rating is determined using historical loss factors and collateral position of the credit facility. All non-impaired loans are evaluated individually and assigned a risk rating. Reserves on non-impaired loans are calculated on a loan-by-loan basis based upon the probability of default and the expected loss in the event of default for each risk rating, based on historical experience.

The Company charges off loans, (i.e. reduces the loan balance) when the loans are deemed to be uncollectible, at which time the allowance for loan losses is reduced.
The same principals of accounting and methodologies used in determining the allowance for loan losses are also used in determining the reserve for unfunded commitments. A reserve percentage is applied to the unfunded commitment amounts using the same reserve percentage matrices as the allowance for loan losses. After applying the reserve percentage, a commitment usage factor, which is determined by the loan type, is also applied to the commitment balance to calculate the full reserve for the unfunded commitment.
Loan Sales, Servicing Assets and Interest-only Receivables
Recognition of a gain or loss on the sale of loans requires that a transfer of financial assets in which the Company surrenders control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests and a gain or loss is recognized upon the sale.
To receive sale accounting for an asset transfer, the Company obtains a “true sale” analysis of the treatment of the transfer under state law if the company was a debtor under the bankruptcy code. The true sale analysis includes several legal factors including the nature and level of recourse to the transferor and the nature of retained servicing rights. The true sale analysis is not absolute and unconditional but rather contains provisions that make the transferred assets “bankruptcy remote” should the transferor file for bankruptcy.
Prior to 2007, a significant portion of the Company’s loans were sold through securitizations. The securitization market ceased functioning in late 2007 with the onset of the credit crises. Subsequent to 2007, the Company has continued its loan sale activities; however, the eligible loans are primarily sold to Fannie Mae and to other willing buyers.
MSRs arise from contractual agreements between the Company and investors (or their agents) related to securities and loans. MSRs represent assets when the benefits of servicing are expected to be more than adequate compensation for the Company’s servicing of the related loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and generally administering the loans. For performing these functions, the Company receives a servicing fee ranging generally from 0.06% to 0.39% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the borrowers. In addition, the Company generally receives other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as rights to various mortgagor-contracted fees such as late charges and prepayment penalties. In addition, the Company generally has the right to solicit the borrowers for other products and services.
MSRs are recorded at fair value on the date of sale, and are subsequently stated net of accumulated amortization and amortized in proportion to the remaining net servicing revenues estimated for the underlying loans. Servicing assets are assessed for impairment based on lower of cost or fair value. In addition, mortgage-servicing assets may be stratified based on one or more predominant risk characteristics of the underlying loans and impairment is recognized through a valuation allowance for each impaired stratum.

Interest-only certificated receivables were created when the Company sold loans in securitized transactions and the portion retained by the Company did not depend on the servicing work being performed. As part of the securitization process, an interest-only financial instrument was created and evidenced by a document or certificate. Interest-only certificated receivables were initially reported at their relative fair value, and subsequently amortized to interest income using the interest method and were designated as available-for-sale securities. The fair value of the interest-only receivables is determined using discounted future expected cash flows at various discount rates. For interest-only certificated receivables, the discounted rate of future expected cash flows is equal to a spread over the benchmark index at which the respective loans were priced. For quarterly valuations, the index is adjusted to reflect market conditions. An appropriate spread, determined by reference to what market participants would use for similar financial instruments, is added to the index to determine the current discount rate. The Company has not sold loans through a securitization since 2007; thus no new interest-only certificated receivables have been created. As of December 31, 2009, the Company has sold all of its interest-only certificated receivables.
Interest-only non-certificated receivables are created when the Company sells loans in unsecuritized transactions to individual investors and a portion retained by the Company does not depend on the servicing work being performed. Interest-only non-certificated receivables are initially reported at their relative fair-value, and subsequently amortized to interest income using the interest method. The interest-only non-certificated receivables are accounted for as available-for-sale investments, however, because the loans related to the interest-only non-certificated receivables are sold in unsecuritized transactions, and this interest in excess cash flows is not evidenced by a document or certificate, the Company recognizes an interest-only non-certificated asset and presents this asset along with mortgage servicing assets in other assets on the consolidated balance sheet. The interest-only non-certificated receivables are valued using discount rates derived from the commercial mortgage serving rights market.
Substantially all interest-only receivables pertain to Cooperative Loans made to cooperative housing corporations. These mortgages are typically structured with prepayment lockouts followed by prepayment penalties, yield maintenance provisions, or defeasance through maturity. In calculating interest-only receivables, the Company discounts the cash flows through the lockout or defeasance period. Cash flows beyond the lockout period are included in the fair value of the interest-only receivable only to the extent that the Company is entitled to receive the prepayment or yield maintenance penalty. The weighted average life of each interest-only receivable will vary with the mortgage terms that back the transaction. Interest-only receivables are recorded at fair value with subsequent adjustments reflected in other comprehensive income, or in earnings if the fair value of the interest-only receivable has declined below its carrying amount and such decline has been determined to be other-than-temporary.
Premises and Equipment
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
Foreclosed Assets
Assets acquired through foreclosure are held-for-sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost basis or fair value, less cost to sell. Losses at foreclosure are charged to the allowance for loan losses. Subsequent gains and losses, as well as operating income or expense related to foreclosed assets, are recorded in non-interest expense.

Income Taxes
The National Consumer Cooperative Bank Act (“the Act”) provides that the Holding Company shall be treated as a cooperative and subject to the provisions of Subchapter T of the Internal Revenue Code. Under Subchapter T and the Act, the Holding Company issues its member-borrowers patronage dividends, which are tax deductible to the Company thereby reducing its taxable income. All income generated by the Holding Company and its subsidiaries, with the exception of certain income of NCB, FSB, qualifies as patronage income under the Internal Revenue Code as amended by the Act with respect to the Company, with the consequence that the Company is able to issue tax deductible patronage dividends with respect to all such income. The Act also provides that the Company is exempt from state and local taxes with the exception of real estate taxes. Certain of the Company’s subsidiaries, however, are subject to federal and state income taxes.
The Company provides for income taxes using the asset and liability approach; which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.
The term tax position refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes otherwise currently payable to future years, or a change in the expected realizability of deferred tax assets. The Company does not currently have any uncertain tax positions.
Subsequent Events
The Company has evaluated all subsequent events through March 31, 2010, which is the date the financial statements were issued.
New Accounting Standards
In May 2009, the FASB  issued new guidance regarding subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has adopted and applied the provisions of this standard as of June 30, 2009.
In June 2009, the FASB issued the Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles (GAAP). The FASB Accounting Standards Codification (ASC) will be the single source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). All other literature not included in the FASB ASC is non-authoritative. The Company has adopted and applied the provisions of this standard as of September 30, 2009.
The FASB issued new guidance regarding transfers and servicing of financial assets and extinguishments of liabilities. This standard will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirement for derecognizing financial assets, and requires additional disclosures. This guidance is effective for the Company’s reporting periods beginning on January 1, 2010. The Company is in the final stages of adopting this guidance and currently believes it will not have a material impact on its financial statements.
The FASB issued new guidance regarding the consolidation of variable interest entities. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is base on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective for the Company’s reporting periods beginning on January 1, 2010. The Company is in the final stages of adopting this guidance and currently believes it will not have a material impact on its financial statements.

2. SIGNIFICANT RISKS AND UNCERTAINTIES
Adverse Economic Conditions
The operating results of the Company depend largely on conditions in the credit markets and capital markets, national economic conditions as well as economic conditions in the geographic areas where the Company’s borrowers reside or operate their business.
Prior to 2007, a significant part of the Company’s income was derived from its loan origination and securitization activities. The Company financed these activities through the use of borrowings from its revolving credit facility and senior notes. The securitization market ceased functioning in late 2007 with the onset of the credit crises. Transaction activity has since increased, but remains far below historical levels. Subsequent to 2007, the Company has continued its loan origination and sale activities; however, eligible loans are sold to Fannie Mae and other willing buyers. The spreads on loans sold through securitization were typically higher than the spreads earned on current loan sales and the Company’s profitability, therefore, has been adversely impacted.
During 2008 and 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, have had and may continue to have an adverse impact on the quality of the Company’s loan portfolios. These conditions have caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral.
The Company has increased its provision for loan losses in 2008 and 2009. The consolidated provision for loan losses was $44.1 million for the year ended December 31, 2009, compared to $18.7 million for the same period in 2008. Additionally, non-performing loans have increased to $73.7 million as of December 31, 2009 from $3.6 million as of December 31, 2008 and loans charged-off totaled $36.4 million in 2009 compared to $10.2 million in 2008. A further worsening of these conditions would exacerbate the adverse effects on the profitability and capital levels of the Company, and the Holding Company and NCB, FSB, individually.
The Holding Company violated certain financial covenants required under its revolving credit facility and senior note agreements in both 2009 and 2008. These agreements have been amended on several occasions requiring the payment of amendment fees and higher interest costs. The payment of the fees and higher interest cost has further adversely impacted the results of the Company’s operations and its capital levels. The Company has taken actions to raise liquidity and repay the amounts due under the revolving credit facility and senior note agreement and reduced the aggregate outstanding balance to $87.6 million at March 31, 2010 from $215.5 million at December 31, 2009. The Company expects to repay the remaining amounts due under the revolving credit facility and senior note agreements on or before December 15, 2010. See Note 16 for a discussion of the Company’s borrowings and debt maturities.
Regulatory Matters
On March 15, 2010, the Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the Office of Thrift Supervision (“OTS”). The associated OTS Order (the “OTS Order”) provides that the Holding Company pay no cash dividends or redeem or repurchase any equity stock, and, not incur, issue, renew, rollover or increase any debt, except for the class A notes, without prior approval of the OTS. The OTS Order also requires the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. The OTS Order does not specify minimum tangible equity capital ratios. Rather, the Business Plan must establish such ratios that are “commensurate with the Holding Company’s stand alone risk profile that addresses, among other things, the Holding Company’s significant off-balance sheet liabilities.” The Business Plan must also address capital preservation and enhancement strategies to achieve the minimum tangible equity capital ratios that are established, strategies to ensure that the Holding Company’s obligations are met on a stand-alone basis without reliance on dividends from NCB, FSB and specific plans to reduce the risks from its current debt levels and contingent liabilities. The OTS Order shall remain in effect until terminated, modified, or suspended by written notice of such action by the OTS. The OTS Order, however, does not prohibit the Holding Company from transacting their normal business.

On March 15, 2010, NCB Financial Corporation entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated Order (the “Mid-Tier OTS Order”) provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.
On March 15, 2010, NCB, FSB entered into a Supervisory Agreement with the OTS (together with the OTS Order and the Mid-Tier OTS Order, the “OTS Actions”). The principal elements of the Supervisory Agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without the prior written approval of the OTS. Additionally, NCB, FSB must submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review, comment and approval. The Supervisory Agreement does not specify a minimum Tier 1 (Core) Capital Ratio or a Total Risk-Based Capital Ratio. Rather, the Business Plan must establish such ratios that are “commensurate with the Association’s risk profile.” The Business Plan must also include policies for maintaining an adequate allowance for loan and lease losses and various financial projections to be updated periodically. The Supervisory Order will remain in effect until modified or terminated by the OTS. The Supervisory Order does not, however, restrict NCB, FSB from transacting its normal banking business. NCB, FSB has and will continue to serve clients in all areas including making loans, subject to the limitation described above, accepting deposits and processing banking transactions. All client deposits remain fully insured to the limits set by the FDIC. NCB, FSB continues to take deposits, make loans and provide other financial services to its customers and remains well capitalized for all regulatory purposes.
The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Company is in compliance with the OTS Order, NCB Financial Corporation is in compliance with the Mid-Tier OTS Order and, NCB, FSB is in compliance with the Supervisory Agreement. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.
Capital Levels
The Holding Company and NCB Financial Corporation do not have depositors and are not subject to regulatory capital requirements. However, NCB, FSB, as a federally chartered and federally insured savings bank, is subject to various regulatory capital requirements.
During the first quarter of 2009, the Holding Company invested $7.0 million in NCB, FSB through an investment in the same amount in NCB Financial Corporation. Under the investment limitations in its credit agreements, the Holding Company will not be able to invest additional capital in NCB, FSB absent consent from the OTS.

Under the regulatory guidelines, NCB, FSB was “Well Capitalized” at December 31, 2009 and December 31, 2008. The following table summarizes NCB, FSB’s capital and pro-forma minimum capital requirements (ratios and dollars) (dollars in thousands):

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tangible Capital (to tangible assets)	$157,124	9.89%	$23,834	1.50%	N/A	N/A
Total Risk-Based Capital (to — risk-weighted assets)	173,911	12.68%	109,742	8.00%	$137,178	10.00%
Tier I Risk-Based Capital (to — risk-weighted assets)	156,724	11.42%	N/A	N/A	82,307	6.00%
Core Capital (to adjusted tangible assets)	157,124	9.89%	63,557	4.00%	79,446	5.00%

As of December 31, 2008:
Tangible Capital (to tangible assets)	$156,775	9.89%	$23,783	1.50%	N/A	N/A
Total Risk-Based Capital (to — risk-weighted assets)	173,949	11.94%	116,571	8.00%	$145,713	10.00%
Tier I Risk-Based Capital (to — risk-weighted assets)	156,316	10.73%	N/A	N/A	87,428	6.00%
Core Capital (to adjusted tangible assets)	156,775	9.89%	63,421	4.00%	79,277	5.00%
Management’s Plans and Going Concern Considerations
In order to maintain compliance with the OTS Actions, the Company will need to take actions to preserve capital and to enhance liquidity levels, and for the Holding Company specifically, take actions to reduce the levels of debt and contingent liabilities. The Company’s ability to accomplish these goals may be constrained by the current economic environment, and therefore the Company can give no assurances that it will be able to preserve capital, reduce debt levels or reduce its exposure to contingent liabilities.
The Company’s level of non-performing assets is also vulnerable to general economic and operating conditions, and the value of the real estate and other property that collateralize the Company’s loans. If the general economic conditions, consumer demand and the real estate market do not improve or decline further, then the level of non-performing assets may continue to increase.
Management has been aggressively addressing liquidity needs to maintain an adequate cash flow position to sustain operations and reduce debt levels. As of December 31, 2009, the Company maintained liquid assets totaling $331.6 million as follows: cash balances totaling $266.1 million; investment securities totaling $29.8 million; and loans held-for-sale totaling $35.7 million. Additionally, the Company expects to sell additional loans and lease receivables not currently presented as loans held-for-sale on its consolidated balance sheet as the Company identifies such assets and identifies a willing and able buyer.
Additionally, as reflected in the OTS Actions the OTS is monitoring the Company’s performance closely. If the Holding Company, NCB Financial Corporation or NCB, FSB were to engage in unsafe and unsound banking practices, or there is deterioration in NCB, FSB’s regulatory capital levels, the OTS has various enforcement tools available to them including the issuance of capital directives, orders to cease engaging in certain business activities and the issuance of modified or additional orders or agreements, and could seek receivership of NCB, FSB.

The Holding Company has engaged financial advisors to assist in its efforts to raise additional capital, sell assets and explore other strategic alternatives to reduce or refinance its existing secured debt. Management continues to work to improve the profitability and capital strength of the Company. Initiatives include improving asset quality, improving the Company’s net interest margin, growing non-interest income, and reducing non-interest expense. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
As indicated above, NCB, FSB is not permitted to declare or pay any dividends or make any other capital distributions to the Holding Company without the prior written approval of the OTS. Currently, the Holding Company is not making any new loan originations or commitments and continues to perform its obligations under existing contracts and agreements. At December 31, 2009 and 2008, the Holding Company had assets of $670.2 million and $727.6 million, respectively, and liabilities of $485.6 million and $502.1 million, respectively. The Holding Company assets included investment in subsidiaries of $160.3 million at December 31, 2009 and $158.2 million at December 31, 2008. The Holding Company liabilities included outstanding debt of $455.9 million at December 31, 2009 and $477.7 million at December 31, 2008. The Holding Company net interest income and net loss for the year ended December 31, 2009 were ($5.8) million and ($44.6) million, respectively, and for the year ended December 31, 2008 net interest income and net income were $11.9 million and $2.6 million, respectively.
3. IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS
During the first quarter of 2009, the Company identified an error related to the accounting for a fair value adjustment recorded against one of its debt instruments related to a hedging transaction. The cumulative fair value adjustment to the debt instrument was $1.2 million. This fair value adjustment was recognized in non-interest income during the fourth quarter of 2008 at the time when an interest rate swap was terminated. Because this debt was not also extinguished, this basis adjustment should be amortized over the remaining term of the debt instrument (the basis adjustment was fully amortized as of December 31, 2009 as a result of the acceleration of the maturity date under the forbearance agreement). As a result of this error, the Company’s non-interest income presented on its consolidated statements of operations was overstated for the quarter and year ended December 31, 2008 and long-term borrowings presented on its consolidated balance sheets was understated by $1.2 million as of December 31, 2008.
Management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the fourth quarter of 2008 and the year ended December 31, 2008. The Company has corrected the effect of the error on the consolidated balance sheet as of December 31, 2008, as presented herein, by increasing long-term borrowings and reducing retained earnings by $1.2 million from the amounts previously reported in its Annual Report on Form 10-K as of December 31, 2008. The Company has also corrected the effect of the error on the consolidated statement of operations for the year ended December 31, 2008, as presented herein, by reducing non-interest income and thus net income by $1.2 million from the amounts previously reported in its Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated statement of operations for the twelve months ended December 31, 2009 is not affected by this error and includes amortization of $1.2 million related to the basis adjustment.
Effects of the error by line item follow:
Consolidated Balance Sheet as of December 31, 2008

	As Previously	Impact of
	Reported	Errors	Corrected

Borrowings	$589,483	$1,243	$590,726
Total Liabilities	1,928,135	1,243	1,929,378

Unallocated retained earnings	26,251	(1,243)	25,008
Total members’ equity	226,757	(1,243)	225,514

Consolidated Statement of Income For the Year Ended December 31, 2008

	As Previously	Impact of
	Reported	Errors	Corrected

Interest Expense — Borrowings	$29,756	$(20)	$29,736

Other non-interest income	3,825	(1,263)	2,562

Income before income taxes	4,429	(1,243)	3,186

Distribution of net income — Retained Earnings	(3,280)	(1,243)	(4,523)

Net income	3,874	(1,243)	2,631
Consolidated Statement of Comprehensive Income For the Year ended December 31, 2008

	As Previously	Impact of
	Reported	Errors	Corrected

Net income	$3,874	$(1,243)	$2,631

Comprehensive income	2,770	(1,243)	1,527
Consolidated Statement of Changes in Members’ Equity For the Year ended December 31, 2008

				Accumulated
		Retained	Retained	Other	Total
		Earnings	Earnings	Comprehensive	Members’
	Common Stock	Allocated	Unallocated	Income (Loss)	Equity

Balance December 31, 2008 as previously reported	$197,784	$7,154	$26,251	$(4,432)	$226,757

Impact of errors	—	—	(1,243)	—	(1,243)

Balance December 31, 2008 as corrected	$197,784	$7,154	$25,008	$(4,432)	$225,514

Consolidated Statement of Cash Flow For the Year ended December 31, 2008

	As Previously	Impact of
	Reported	Errors	Corrected

Net income	$3,874	$(1,243)	$2,631

Decrease in other assets	167	1,243	1,410
4. CASH AND CASH EQUIVALENTS
The composition of cash and cash equivalents at December 31 is as follows (dollars in thousands):

	2009	2008
Cash	$251,922	$25,677
Cash equivalents	14,168	14,294
Restricted cash	179	—

Total	$266,269	$39,971

The Company’s restricted cash of $179 thousand as of December 31, 2009 is cash required to be reserved under the Company’s lease agreement for its New York office.

5. INVESTMENT SECURITIES
The composition of available-for-sale investment securities including interest-only non-certificated receivables (included as a component of other assets) are as follows (dollars in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Interest-only non-certificated receivables	$25,971	$201	$(1,321)	$24,851
U.S. Treasury and agency obligations	12,783	203	—	12,986
Mortgage-backed securities and Collateralized Mortgage Obligations (CMO’s)	16,618	195	(24)	16,789
Equity securities	52	—	(21)	31

Total	$55,424	$599	$(1,366)	$54,657

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Interest-only certificated receivables	$29,906	$20	$(2,072)	$27,854
Interest-only non-certificated receivables	28,019	619	(1,374)	27,264
U.S. Treasury and agency obligations	18,247	388	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities and CMO’s	22,783	—	(2,086)	20,697
Equity securities	52	—	(21)	31

Total	$99,888	$1,027	$(5,553)	$95,362

During the third quarter and following the violation of certain loan covenants and the execution of forbearance agreements (as discussed in Note 16) and the ongoing evaluation of the liquidity needs, the Company concluded that it was more likely than not that the Company would be required to sell the interest-only certificated securities before recovery of the amortized cost basis. Accordingly, the Company recognized OTTI of $2.1 million on its interest-only certificated receivables portfolio, included as a component of earnings, to record the amortized cost basis of the interest-only certificated receivables at their estimated fair values. The interest-only certificated receivables were sold during the fourth quarter of 2009 for total cash proceeds of $23.4 million, the aggregate carrying amount upon sale.
The following tables present the duration of unrealized losses recognized on available-for-sale investment securities and interest-only non-certificated receivables (dollars in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only non-certificated receivables	$1,111	$(139)	$21,073	$(1,182)	$22,184	$(1,321)
Mortgage-backed securities and CMO’s	78	(24)	—	—	78	(24)
Equity securities	—	—	29	(21)	29	(21)

Total	$1,189	$(163)	$21,102	$(1,203)	$22,291	$(1,366)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Interest-only certificated receivables	$1,448	$(26)	$25,365	$(2,046)	$26,813	$(2,072)
Interest-only non-certificated receivables	—	—	18,044	(1,374)	18,044	(1,374)
Mortgage-backed securities and CMO’s	16,759	(293)	3,641	(1,793)	20,400	(2,086)
Equity securities	31	(21)	—	—	31	(21)

Total	$18,238	$(340)	$47,050	$(5,213)	$65,288	$(5,553)

The Company’s investment securities in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. The Company’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. The results of those evaluations are as follows:
Interest-only non-certificated receivables
The interest-only non-certificated receivables have been valued using discount rates derived from the commercial mortgage serving rights market. The interest-only non-certificated receivables are in an unrealized loss position primarily due to changes in the credit spreads demanded by market participants from the time the asset was acquired to the balance sheet date. See note 24 for further disclosure related to key economic assumptions used to value these investments. Each of the interest-only non-certificated receivables is collateralized only by loans originated by the Company. As of December 31, 2009, the collateral mortgages continue to perform and the Company does not expect there to be an adverse change in future cash flows. The Company does not view these assets as a source of short-term liquidity and expects to fully recover the amortized cost basis of these assets. Consequently as of December 31, 2009, the unrealized losses on the interest-only non-certificated securities are considered temporary in nature.
CMO’s
The Company acquired five CMO securities issued by Morgan Stanley in 2007 for a total par value of $8.5 million. Management monitors the credit support of each of the bonds held by the Company, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through December 31, 2009, the financial condition and credit quality of certain underlying issuers or collateral has deteriorated over time. The Company projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors.
During the fourth quarter of 2008, the Company recognized OTTI of $1.7 million on three of the five CMO investment securities reducing the aggregate carrying value of these three securities to $0.3 million. During the second quarter of 2009, and based on the then recent and further deterioration in the financial condition of the underlying collateral mortgages, the Company recognized OTTI of $1.5 million on a fourth CMO investment security, reducing the carrying value from $1.8 million to $0.3 million. As of December 31, 2009 and after the recognition of OTTI on four of the five CMO securities, the aggregate carrying value of these four CMO securities was $0.7 million. As of December 31, 2009, the estimated fair value of the fifth CMO security is greater than its amortized cost basis given the substantial amount of subordination to that tranche. During the twelve months ending December 31, 2009, there were $0.7 million of principal repayments on this fifth tranche of the CMO securities.

In applying the OTTI guidance, the Company estimated the market and credit-related OTTI using discounted cash flow techniques that include bond default rates, expected losses in combination with expected cash flows as compared to those expected at the time the investment was purchased and other factors. As of December 31, 2009, all of the $1.5 million of OTTI recognized on the fourth CMO in the second quarter of 2009 is credit-related. As of December 31, 2009, the Company does not intend to sell nor is it more likely than not that the Company will be required to sell the CMO investment securities.
The table below presents a roll-forward of the credit-related losses recognized in earnings (dollars in thousands):

For the twelve months ended
December 31, 2009
Balance, December 31, 2008	$1,692
Adjustment to opening balance	(77)

Balance, January 1, 2009	1,615
Credit impairments of interest-only certificated receivables and CMO securities	3,634

Balance, December 31, 2009	$5,249

The maturities of available-for-sale U.S. Treasury and agency obligations investment securities are as follows (dollars in thousands):

	December 31, 2009
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$1,124	4.72%	$1,143
After 1 year through 5 years	10,704	1.25%	10,834
After 5 years through 10 years	229	5.21%	252
After 10 years	726	5.39%	757

Total	$12,783	1.86%	$12,986

Mutual funds, equity securities, mortgage-backed securities, CMO’s and interest-only receivables are excluded from the maturity table. Mutual funds do not have contractual maturities. Mortgage-backed securities, CMO’s and interest-only receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.
6. LOANS HELD-FOR-SALE
Loans held-for-sale by category are as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008
Consumer Loans	$22,186	$940
Commercial Loans	1,650	8,766
Residential Real Estate Loans	11,894	4,572

Total	$35,730	$14,278

The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Unrealized gains and losses for these identified loans are included in earnings. The Company has elected the fair value option for $1.8 million and $0.5 million of Residential Real Estate Loans as of December 31, 2009 and December 31, 2008, respectively.
During 2009 Consumer Loans with an unpaid principal balance of $21.9 million, originally held for investment, were transferred at the lower of cost or fair value to loans held-for-sale. The loans were transferred as a result of a change in the Company’s intent to hold the loans. At the time of transfer the fair value of certain loans were lower than the cost; and therefore, the Company recognized a $0.4 million loss upon the transfer. Of the $21.9 million of these Consumer Loans transferred to loans held-for-sale, $16.3 million have been sold in 2010. The Company still has the intention of selling the remaining $5.6 million of loans transferred as of December 31, 2009.
During the fourth quarter of 2009, Residential Real Estate Loans with an unpaid principal balance of $7.2 million were transferred at the lower of cost or fair value to loans held-for-sale as a result of the Company’s intent to sell these loans as of December 31, 2009. The loans were ultimately sold during the first quarter of 2010.
Activity related to loans held-for-sale is as follows (dollars in thousands):

	2009	2008
Balance at January 1	$14,278	$90,949
Originations	463,808	349,825
Purchases	181,834	355,136
Sales*	(645,513)	(806,591)
Transfer of loans and lease financing to loans held-for-sale	26,784	67,737
Transfer of loans held-for-sale to loans and lease financing	(5,059)	(43,462)
Change in valuation: derivatives	(883)	(685)
Change in valuation: lower of cost or market valuation allowance	481	1,369

Balance at December 31	$35,730	$14,278

*	Includes write-off of unamortized deferred fees and costs of $0.3 million and $0.5 million, respectively.
7. LOANS AND LEASE FINANCING
Loans and leases outstanding by category are as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008
Consumer Loans	$17,367	$53,101
Commercial Loans	616,343	691,817
Real Estate Loans:
Residential	680,736	817,538
Commercial	379,086	394,324
Leases	157	411

Total	$1,693,689	$1,957,191

During 2009, $4.0 million of Residential Real Estate Loans held-for-sale were transferred, at the lower of cost or fair value, to loans and lease financing as the market for those loans was extremely limited. Also, during 2009, Commercial Loans with a total carrying value of $1.2 million, originally held-for-sale, were transferred at the lower of cost or fair value to loan and lease financing. The loans were transferred as a result of a change in the Company’s intent to sell the loans as of December 31, 2009.
During 2009, the Company sold $168.5 million of loans that were held for investment for liquidity purposes. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans. During 2008, the Company sold $62.9 million of Residential Real Estate Loans that were held for investment for liquidity purposes.
During 2009, the Company initiated a request to Fannie Mae to repurchase a loan that it had sold with an unpaid principal balance of $6.0 million. The loan was repurchased in an effort to facilitate managing other loans with the same borrower.

	Commercial Loans		Real Estate Loans
	2009	2008	2009	2008
By Region:
Southeast	33.6%	35.1%	22.1%	22.1%
Northeast	27.4%	22.6%	36.4%	43.1%
West	27.3%	30.0%	28.4%	22.7%
Central	11.7%	12.3%	13.1%	12.1%

	100.0%	100.0%	100.0%	100.0%

8. IMPAIRED LOANS
A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $97.7 million and $20.4 million as of December 31, 2009 and December 31, 2008, respectively. The aggregate average balance of impaired loans was $73.6 million, $16.3 million, and $18.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The interest income that was due, but not recognized on impaired loans was $6.2 million, $1.1 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company’s impaired loans included $26.3 million of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $71.4 million of loans are not accruing interest because the debt service payments were at least 90 days delinquent. As of December 31, 2008, the Company’s impaired loans included $17.4 million of loans still accruing interest because the borrower was making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $3.0 million of loans were not accruing interest because the debt service payments were at least 90 days delinquent. Although some of the Company’s loans are still current on payments, the loans are considered impaired due to deterioration in the financial condition of the borrower or due to a significant decline in the value of the collateral.
As of December 31, 2009, the Company had an allowance of $14.3 million on the $97.7 million of impaired loans. Of the $97.7 million of impaired loans, $24.7 million needed no allowance because the fair value of the collateral was greater than the amount due to the Company on the loan.
As of December 31, 2008 the Company had an allowance of $6.3 million on the $20.4 million of impaired loans. Of the $20.4 million of impaired loans, $7.6 million needed no allowance because the fair value of the collateral was greater than the amount due to the Company on the loan.
The Company restructured three impaired loans during 2009 due to significant changes in the current valuations of the properties collateralizing the loans. Prior to the restructuring, the aggregate unpaid principal balance of the three loans was $19.4 million with a total of $7.1 million of reserves on them. The aggregate unpaid principal balance of the three loans after restructuring was $20.5 million. A total of $6.5 million of the aggregate restructured loan balance was immediately charged-off. After charge-offs, the aggregate unpaid principal balance of the restructured loans was $14.0 million with an aggregate reserve of $1.3 million as of December 31, 2009.
As of December 31, 2009 reserves were deemed to be adequate to cover the estimated loss exposure related to the impaired loans. As of December 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were impaired.
9. ALLOWANCE FOR LOAN LOSSES
The following is a summary of the components of the allowance for loan losses (dollars in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Allowance on impaired loans	$14,347	$6,314	$3,255
Allowance on non-impaired loans	22,121	20,753	14,459

Total allowance for loan losses	$36,468	$27,067	$17,714

The following is a summary of the activity in the allowance for loan losses (dollars in thousands):

	2009	2008	2007
Balance at January 1	$27,067	$17,714	$19,480

Charge-offs
Consumer Loans	(4,355)	(2,111)	(715)
Commercial Loans	(30,193)	(8,073)	(1,737)
Real Estate (Residential and Commercial)	(1,857)	—	—

Total charge-offs	(36,405)	(10,184)	(2,452)

Recoveries
Consumer Loans	824	144	297
Commercial Loans	789	743	237
Real Estate (Residential and Commercial)	94	—	—

Total recoveries	1,707	887	534

Net charge-offs	(34,698)	(9,297)	(1,918)

Provision for loan losses	44,099	18,650	152

Balance at December 31	$36,468	$27,067	$17,714

During 2008 and 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, have had and may continue to have an adverse impact on the quality of the Company’s loan portfolios. These conditions have caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. All of these factors have contributed to the increase in the Company’s provision for loan losses and charge-off activity.
10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND GUARANTY OBLIGATIONS
The Company is a party to financial instruments with off-balance sheet risk. These financial instruments may include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of the instruments reflect the exposure that the Company has in particular classes of financial instruments. The Company may require collateral or other security to support off-balance sheet financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other parties to the commitments to extend credit and standby letters of credit issued is represented by the contract or notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Undrawn Lines of Credit
In the normal course of business, the Company makes loan commitments to extend credit to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
As of December 31, 2009 and 2008, the Company had outstanding unfunded lines of credit of $764.9 million and $912.4 million, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.
Standby Letters of Credit
Standby letters of credit can be either financial or performance-based. Financial standby letters of credit obligate the Company to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. For the Company’s letters of credit issued in connection with certain variable rate municipal bonds, the Company can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. Performance letters of credit obligate the Company to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Issuance fees associated with the standby letters of credit range from 0.80% to 4.50% of the commitment amount. The standby letters of credit mature throughout 2010 to 2016.
As of December 31, 2009, the Company had outstanding letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $10.5 million. As of December 31, 2008, the Company had outstanding letters of credit with a total commitment amount of $293.7 million of which $16.2 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $2.0 million. Of the $8.1 million provision for unfunded commitments for the twelve months ended December 31, 2009, substantially all was due to an increase of $57.0 million in criticized letters of credit. If it becomes probable that a letter of credit will be drawn, the Company will recognize an additional provision for the estimated probable loss.
During 2008, the Company provided funding for eight letters of credit for a total of $16.4 million of which $5.8 million was a result of the lead bank not being able to confirm the letter of credit and $10.6 million was the result of an inability to sell the bond to another purchaser. All amounts were recovered at the time the letter of credit was confirmed by the lead bank or when the bonds were remarketed and sold to other third-parties and no loss was incurred. During 2009, one letter of credit was funded in the amount of $6.9 million with an expected loss of $5.1 million recognized and charged-off.
For the Company’s letters of credit issued in connection with certain variable rate municipal bonds, the Company can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. Performance letters of credit obligate the Company to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. Of the $8.1 million provision for unfunded commitments for the twelve months ended December 31, 2009, substantially all was due to an increase of $57.0 million in criticized letters of credit. If it becomes probable that a letter of credit will be drawn, the Company will recognize an additional provision for the estimated probable loss.
A liability of $4.4 million related to the Company’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $5.2 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the stand by letters of credit as of December 31, 2009. A liability of $8.7 million related to the Company’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $9.0 million was recorded in other assets in the Consolidated Balance Sheet as of December 31, 2008.
The fair value of guarantees and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the customers at the reporting date. The contract or commitment amounts and the respective estimated fair value of the Company’s commitments to extend credit and standby letters of credit are as follows (dollars in thousands):

	Contract or Commitment
	Amounts		Estimated Fair Value
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Undrawn commitments to extend credit	$764,888	$912,427	$3,824	$4,562
Standby letters of credit	$245,165	$293,711	$8,451	$12,131
In addition to the stand ready obligation, the Company has recorded a reserve for letters of credit as disclosed below. The following is a summary of the activity in the reserve for losses on unfunded commitments of the letters of credit described above, which is included in other liabilities (dollars in thousands):

	2009	2008	2007
Balance at January 1	$2,675	$2,016	$1,528
Provision for losses on unfunded commitments	8,080	659	488

Balance at December 31	$10,755	$2,675	$2,016

11. TRANSACTIONS WITH RELATED PARTIES
Section 103 of the Act, as amended, requires that holders of Classes B and C stock elect twelve of the fifteen members of the Company’s Board of Directors and that they have actual cooperative experience. The Company voting stock is, by law, owned only by borrowers and entities eligible to borrow. The election rules require that candidates for the Board of Directors have experience as a director or senior officer of a cooperative organization that currently holds Class B or Class C stock. Therefore, it is not unusual for Board members to be directors, executives or employees of the Company borrowers. The Company therefore has conflict of interest policies, which require, among other things, that a Board member be disassociated from decisions which pose a conflict of interest or the appearance of a conflict of interest. Loan requests from cooperatives with which members of the board may be affiliated are subject to the same eligibility and credit criteria, as well as the same loan terms and conditions, as all other loan requests.
In addition, the Company through NCB, FSB, enters into transactions in the normal course of business with its directors, officers, employees, and their immediate family members.
Activity related to loans and leases, including loans held-for-sale, to cooperatives affiliated with the Company’s Board of Directors (represents majority of activity) and to officers, employees, and their immediate family members is as follows (dollars in thousands):

	January 1, 2009	Additions	Deductions	December 31, 2009
Outstanding balances	$91,869	$13,128	$(27,139)	$77,858

	January 1, 2008	Additions	Deductions	December 31, 2008
Outstanding balances	$72,144	$45,777	$(26,052)	$91,869

None of the loans included in the table above are non-performing or delinquent.
During 2009, 2008, and 2007, the Company recorded interest income of $4.1 million, $4.7 million, and $6.5 million, respectively, on loans to related parties.
As of December 31, 2009 and 2008, deposits from cooperatives affiliated with the Company’s Board of Directors and their immediate families were $33.2 million and $64.0 million, respectively. Certain officers and employees of the Company had deposits totaling $5.2 million and $4.4 million as of December 31, 2009 and 2008, respectively. During 2009 and 2008 the Company recorded interest income of $125 thousand and $122 thousand, respectively on these deposits.
12. PREMISES AND EQUIPMENT
Premises and equipment are included in other assets and consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008
Leasehold improvements	$10,766	$10,819
Furniture and equipment	6,012	6,204
Premises	3,858	3,840
Other	619	626

Total premises and equipment	21,255	21,489
Less: accumulated depreciation	(9,298)	(8,042)

Total premises and equipment, net	$11,957	$13,447

Depreciation of premises and equipment included in non-interest expense for the years ended December 31, 2009, 2008, and 2007 totaled $1.6 million, $2.2 million, and $2.0 million, respectively.
13. OTHER ASSETS
Other assets consisted of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008
Interest-only non-certificated receivables, at fair value	$24,851	$27,264
Mortgage servicing rights	14,488	13,252
Premises and equipment, net	11,957	13,447
Accrued interest receivable	9,101	11,169
Federal Home Loan Bank stock	9,651	9,651
FDIC prepaid premiums	7,957	—
Fees receivable from letters of credit	5,163	9,021
Debt issuance costs	4,687	2,297
Equity method investments	3,046	3,269
Other real estate owned	2,315	659
Derivative assets	1,419	2,258
Other prepaid assets	2,864	1,231
Other	6,626	8,516

Total other assets	$104,125	$102,034

The decision of some Federal Home Loan Banks (FHLB) to reduce dividend payments and restrict redemptions of stock has not affected the Company. The FHLB of Cincinnati, with whom NCB, FSB banks, has not reduced dividends or provided notice that they have suspended stock redemptions.
As of December 31, 2009, the FDIC premium represents NCB, FSB’s assessed premiums from January 31, 2010 through March 31, 2013. The premium will be amortized over this same period.
As of December 31, 2009, $1.7 million of the $2.3 million other real estate owned balance is related to two commercial properties.
14. LEASES
Minimum future rental payments on premises and office equipment under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2009 are as follows (dollars in thousands):

Amount
2010	$3,658
2011	3,543
2012	3,618
2013	3,609
2014	3,548
2015 and thereafter	24,899

Total payments	$42,875

Rental expense on premises and office equipment for the years ended 2009, 2008, and 2007 was $3.1 million, $3.2 million, and $3.9 million, respectively.

The Company is obligated to take additional space in the Arlington, Virginia office space totaling approximately 10,800 rentable square feet on dates selected by the landlord in accordance with the lease between September 2012 and September 2018.
15. DEPOSITS
Deposits are summarized as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$141,493	—	$90,423	—
Interest-bearing demand deposits	211,228	1.06%	248,960	1.04%
Savings deposits	8,930	0.27%	7,376	0.31%
Certificates of deposit	892,303	2.25%	953,312	3.48%

Total deposits	$1,253,954	1.78%	$1,300,071	2.75%

The scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

December 31,
2009
Within 3 months	$116,558
Over 3 months through 6 months	104,160
Over 6 months through 12 months	164,624
Over 12 months	382,023

Total certificates of deposit	$767,365

As of December 31, 2009, the Company had one depositor with deposits in excess of 5% of the Company’s total deposits. This depositor had $95.1 million of certificates of deposit, or 7.6% of the Company’s total deposits of which $6.0 million are maturing within 3 months. The remaining $89.1 million have maturities ranging from 4 months to 57 months.
The Company had $589.1 million and $612.5 million of brokered deposits all relating to certificates of deposit as of December 31, 2009 and December 31, 2008, respectively. Of the $589.1 million of certificates of deposit, $113.5 million mature within 3 months and $475.6 million has a maturity ranging from 4 months to 72 months. The Company is actively working on decreasing this deposit concentration.
The Company has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB, FSB’s cashflow needs. Specifically the cash flow needed to satisfy maturing certificates would be derived from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates are further supported by unused FHLB borrowing capacity which was $37.4 million and $192.1 million as of December 31, 2009 and December 31, 2008, respectively and the borrowing capacity from the Federal Reserve Bank (FRB), established in October 2009, which was $78.0 million as of December 31, 2009.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. In 2008, the FDIC announced a new program — the Transaction Account Guarantee Program that provided unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. This program is expected to end on June 30, 2010. All eligible institutions were covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions are assessed a 10 basis point surcharge on the additional insured deposits.
Deposit interest expense is summarized as follows (dollars in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Interest-bearing demand deposits	$2,623	$4,884	$10,750
Savings deposits	24	37	81
Certificates of deposit	25,330	32,628	32,479

Total deposit interest expense	$27,977	$37,549	$43,310

The contractual maturities of certificates of deposit are as follows (dollars in thousands):

	December 31, 2009
	Less than	$100,000
	$100,000	and Greater	Total

2010	$89,512	$385,342	$474,854
2011	26,392	192,366	218,758
2012	5,605	59,797	65,402
2013	1,078	50,262	51,340
2014	1,277	60,496	61,773
2015 and thereafter*	1,074	19,102	20,176

Total	$124,938	$767,365	$892,303

*	Includes discount on certificates of deposit.

16. BORROWINGS
The carrying amounts and maturities of the Company’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance
	December 31,	December 31,
Type	2009	2008	Maturity Date

Short-term FHLB	$—	$23,000	—

Revolving credit facility	128,394	202,000	December 2010	(1)

Long-term FHLB	20,000	20,000	June 2011
Long-term FHLB	20,000	20,000	July 2011
Long-term FHLB	25,000	20,000	August 2011
Long-term FHLB	10,000	10,000	June 2012
Long-term FHLB	20,000	20,000	June 2013
Long-term FHLB	30,000	—	March 2014
Long-term FHLB	20,000	—	August 2014

	145,000	90,000

Senior notes	87,092	105,000	December 2010	(1)

TLGP debt	25,000	—	February 2012
TLGP debt	63,688	—	May 2012

	88,688	—

Subordinated debt — Class A (current)	—	2,500	—
Subordinated debt — Class A (current)	23,989	—	December 2010

Subordinated debt — Class A (non-current)	90,000	113,989	October 2020

Junior subordinated debt	51,547	51,547	January 2034

Debt valuation and discount	(157)	2,690

Total borrowings	$614,553	$590,726

(1)	The Amendments to the revolving credit facility and senior notes agreements extended the maturity dates from February 2010 to December 2010 for both facilities.
Revolving Credit Facility and Senior Notes
The Holding Company is the borrower under a senior note purchase agreement and a revolving credit facility as of December 31, 2009. NCB, FSB is not a guarantor under either agreement. However, both facilities are secured by NCB Financial Corporation, which has pledged all of the stock of NCB, FSB in connection with such guarantees. As of June 30, 2009, the Holding Company was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. The covenant violations were primarily a result of increased loan loss provisions and charge-offs, principally related to a small number of borrowers experiencing pronounced financial difficulties, including several borrowers which have filed for bankruptcy.
On August 14, 2009, the Holding Company entered into forbearance agreements with each of the required holders under each of the senior note purchase agreements and the revolving credit facility agreement. The forbearance agreements were entered into under customary terms and conditions, including the suspension of the need for the Holding Company to comply with certain financial covenants for the duration of the initial forbearance period which had an expiration date of November 16, 2009.

On November 16, 2009, the Holding Company entered into amendments of the forbearance agreements which extended the forbearance period through February 17, 2010, then through February 23, 2010. In connection with the execution of the amended forbearance agreements, the Holding Company repaid $12.5 million of the senior note debt and $18.5 million of the revolving credit facility debt and paid a total forbearance amendment fee of $1.1 million.
On February 23, 2010, the Holding Company entered into amendments to each of the senior note purchase agreements and the revolving credit facility agreement. As described below these amendments generally extended, through December 15, 2010, the waivers and modifications that have been in place since August 14, 2009 under applicable forbearance agreements. These amendments also contained provisions for the final maturities of the debt agreement by the amendments and certain fees and milestones in connection therewith. The amendments removed substantially all of the financial covenants compliance requirements. The Company fully expects to remain in full compliance with the remaining three financial covenants through the maturity date. No amendment, waiver or other fees were required to be paid in connection with the extension of the forbearance period from February 17, 2010 to December 15, 2010.
Subsequent to December 31, 2009, the Holding Company has paid down the aggregate debt outstanding under the two facilities from $215.5 million to $87.6 million as of March 31, 2010. The repayments have been largely funded by receipt of principal and interest payments on loans receivable held by the Holding Company, and loan and investment sales executed at par or with discounts of less than 1%.
The Amendments were entered into under customary terms and conditions, with specific provisions including:
•	Final maturity of December 15, 2010 for both facilities;
•	No amendment or other closing fee;
•	Interest rate on both facilities of 13.5%;
•	Required to reduce the principal through paydowns such that maximum aggregate debt outstanding is as follows:
$68.0 million on April 30, 2010 (aggregate outstanding was $87.6 million as of March 31, 2010) $60.0 million on June 30, 2010 $30.0 million on September 30, 2010;
•	Notwithstanding the amortization schedule, a fee of 2% of then-outstanding debt will be due if secured debt is not fully repaid by June 30, 2010;
•	Debt payments based on periodic cash sweeps of available cash over $50.0 million through June 30, 2010, and $45.0 million thereafter;
•	Fee of 0.20% of the then-outstanding debt if the ratio of then-outstanding debt to performing loans and cash of the Holding Company is greater than the amounts, as follows:
37% on February 28, 2010 (actual is 31% as of February 28, 2010) 30% on April 30, 2010 28% on June 30, 2010 28% on September 30, 2010;
•	The Holding Company continues to not have access to the revolving line of credit;
•
The Holding Company continues to be restricted from issuing any new extensions of credit and remains bound by limitations on the extension of existing credits. As contemplated, over the near term, the lending activities of the Holding Company will be carried out, in part, by NCB, FSB;

•
Certain yield maintenance penalty attributable to the senior notes were added to the principal balances thereof, as of August 14, 2009, and will be payable at maturity. The aggregate yield maintenance was approximately $6.8 million. Because the lenders and noteholders had the right to call and demand immediate repayment of any and all amounts due through the initial forbearance period expiring November 16, 2009, the yield maintenance penalty was fully amortized over the 90-day period from August 14, 2009 to November 16, 2009 and was added to the outstanding balance of the revolving credit facility and senior note balances.

The Holding Company intends to repay or refinance these obligations on or before June 30, 2010. In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the Amendments, the lenders and the noteholders have the right to call and demand immediate repayment of any and all amounts due.
There were letters of credit outstanding of $0.4 million and $5.4 million as of December 31, 2009 and December 31, 2008, respectively under the revolving credit facility. As of December 31, 2009 and December 31, 2008, respectively, there was $87.1 million and $105.0 million outstanding under the Senior Notes.
Federal Home Loan Bank Borrowings (FHLB)
NCB, FSB has a pledge agreement with the FHLB requiring advances to be secured by eligible mortgages or investments. The pledged mortgages are required to have a principal balance of 175% to 250% as of December 31, 2009 and 135% to 400% as of December 31, 2008, of any advances. NCB, FSB’s FHLB borrowing capacity is determined by the FHLB using several factors, including asset quality and performance, capital, earnings, liquidity and credit ratings. Changes in the factors could increase or reduce the available capacity. Any amendments to the revolving credit and senior note agreements have not impacted NCB, FSB’s ability to borrow from the FHLB.
As of December 31, 2009, the total FHLB facility was $205.9 million of which $145.0 million of debt borrowings and $23.5 million in letters of credit were outstanding. As of December 31, 2008, the total FHLB facility was $318.8 million of which $113.0 million of debt borrowings and $13.7 million in letters of credit were outstanding. NCB, FSB’s total FHLB facility capacity decreased in 2009 from 2008 due to a reduction in pledged collateral as a result of a combination of loan sales and decreased loan collateral values from downgrades to credit ratings.
As of December 31, 2009, NCB, FSB had pledged eligible Share and Single-family Residential Loans totaling $321.0 million, eligible Cooperative and Multifamily Loans totaling $34.8 million and eligible Commercial Real Estate Loans totaling $86.7 million. As of December 31, 2008, NCB, FSB had pledged eligible Share and Single-family Residential Loans totaling $391.7 million, eligible Cooperative and Multifamily Loans totaling $27.4 million and eligible Commercial Real Estate Loans totaling $71.6 million. As of December 31, 2009, NCB, FSB had $21.6 million of investments pledged with the FHLB. NCB, FSB did not have any investments pledged with the FHLB as of December 31, 2008.
Federal Reserve Bank Borrowings (FRB)
NCB, FSB also has a blanket pledge agreement with the FRB requiring advances to be secured by specific eligible mortgages with a principal balance of 154% — 189% of such advances and an unused borrowing capacity of $78.0 million as of December 31, 2009. NCB, FSB had pledged eligible Commercial Loans totaling $132.3 million with the FRB as of December 31, 2009. This borrowing arrangement was established in the fourth quarter of 2009, and no amounts have been drawn.
Temporary Liquidity Guarantee Program Borrowings (TLGP)
During the year ended December 31, 2009, NCB, FSB issued $13.7 million and the Holding Company issued $75.0 million of senior unsecured debt guaranteed under the TLGP. Under the TLPG, the FDIC temporarily guarantees newly issued senior unsecured debt in a total amount up to 125 percent of the par or face value of senior unsecured debt outstanding, excluding debt extended to affiliates, as of September 30, 2008, that is scheduled to mature on or before June 30, 2009. Upon a payment default, the FDIC will continue to make scheduled interest and principal payments under the terms of the debt instrument through its maturity. The guarantee extends up to three years or December 31, 2012. In connection with this debt issuance, NCB, FSB and the Holding Company incurred a total of $3.4 million of costs which have been capitalized and included as a component of other assets.

Subordinated Debt
On December 31, 1981, the Holding Company issued unsecured subordinated debt to the U.S. Treasury (“Treasury”) in the amount of $184.3 million as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government.
In November 2003 the Holding Company entered into a definitive Amended and Restated Financing Agreement (the “Amended Financing Agreement”), with the Treasury relating to repayment of and interest payable on the Class A notes maturing in 2020 that were originally issued by the Holding Company to Treasury on December 31, 1981.
In December 2003, the Holding Company, pursuant to the Amended Financing Agreement, made a $53.6 million payment to Treasury to prepay its 91-day renewing Class A note. Also on that date, the Holding Company replaced the remaining three Class A notes outstanding, in the aggregate amount of $129.0 million, by issuing five new replacement Class A notes of renewing maturities.
At maturity, each note is replaced with a reissued note for the same term, with an interest rate based upon the yield on Treasury securities of comparable maturities, as of the date of repricing, plus 100 basis points, subject to the final maturity date of October 31, 2020, on which date all remaining balances under the notes are due.
During 2009, $2.5 million of the subordinated debt (Class A Notes portion) was paid down pursuant to the Amended Financing Agreement. During 2010, pursuant to the same agreement, $24.0 million of the subordinated debt is due to be paid down from the 7-year tranche. The interest payments for each tranche are determined in accordance with the following schedule, which also includes the carrying amounts of the subordinated debt (dollars in thousands):

December 31, 2009
		Next Repricing	Carrying
Index	Rate	Date	Amount
91 — day Treasury rate	1.04%	15-Mar-10	$36,810
2 — year Treasury rate	1.87%	15-Dec-11	15,718
3 — year Treasury rate	2.35%	15-Dec-12	22,564
7 — year Treasury rate	4.79%	15-Dec-10	32,847
10 — year Treasury rate	5.28%	15-Dec-13	6,050

Total			$113,989

December 31, 2008
		Next Repricing	Carrying
Index	Rate	Date	Amount
91 — day Treasury rate	1.02%	16-Mar-09	$36,810
2 — year Treasury rate	4.31%	15-Dec-09	15,718
3 — year Treasury rate	5.63%	15-Dec-09	25,064
7 — year Treasury rate	4.79%	15-Dec-10	32,847
10 — year Treasury rate	5.28%	15-Dec-13	6,050

Total			$116,489

The following table shows, pursuant to the Amended Financing Agreement, the amortization schedule of the five Class A notes (dollars in thousands):

Debt Amortization
	Beginning	Annual	Periodic
Year	Balance	Amortization	Amortization	Ending Balance
2010	$113,989	$—	$23,989	$90,000
2011	90,000	5,000	—	85,000
2012	85,000	5,500	—	79,500
2013	79,500	6,050	—	73,450
2014	73,450	6,655	—	66,795
2015	66,795	7,320	—	59,475
2016	59,475	8,053	—	51,422
2017	51,422	8,858	—	42,564
2018	42,564	9,744	—	32,820
2019	32,820	10,718	—	22,102
2020	22,102	—	22,102	—

Total		$67,898	$46,091

The Amended Financing Agreement provides for the deferral of principal payments. In the event that a principal payment is not made, the rate on the note that is not paid will be repriced at the then-current treasury rate for the tenure of that note plus 700 basis points. At the same time, the rate on the remaining notes increase by 100 basis points and increase by an additional 100 basis points each six month period (up to a maximum add-on of 700 basis points) as long as the deferred payment remains unpaid. Once the deferred payment is made, the rate on all of the notes returns to the contract rate of the treasury rate plus 100 basis points.
The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by the Holding Company, but the notes and subordinated debt issued by the Holding Company, that by its terms are junior to the Class A notes, have first preference with respect to the Holding Company’s assets over all classes of stock issued by the Holding Company. The Holding Company currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes (See Note 20).
Junior Subordinated Debt
In December 2003, the Holding Company sold $50.0 million of trust preferred securities through a Delaware statutory business trust, NCB Capital Trust I (“Trust”). The Holding Company owns all of the common securities of this Trust. The Trust has no independent assets or operations and exists for the sole purpose of issuing preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Holding Company. The junior subordinated debentures, which are the sole assets of the Trust, are unsecured obligations of the Holding Company, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Holding Company. This debt is based on the 3-month LIBOR rate plus 290 bps and the rate resets every 3 months.

The following is a schedule of outstanding Junior Subordinated debt (dollars in thousands):

	December 31, 2009		Carrying
		Maturity	Amount
Index	Index Rate	Date	2009
3-month LIBOR	0.28%	January 2034	$51,547

	December 31, 2008		Carrying
		Maturity	Amount
Index	Index Rate	Date	2008
3-month LIBOR	4.82%	January 2034	$51,547
As of December 31, 2009, the Company has the following contractual debt maturities:

Amount

2010	$239,475
2011	65,000
2012	98,688
2013	20,000
2014	50,000
2015 and thereafter	141,547

Total payments	$614,710

17. COMMON STOCK AND MEMBERS’ EQUITY
The Company’s common stock consists of Class B stock owned by its borrowers and Class C stock owned by entities eligible to borrow from the Company as presented below:

	December 31, 2009		December 31, 2008
	Class B	Class C	Class B	Class C
Par value per share	$100	$100	$100	$100
Shares authorized	2,000,000	350,000	1,900,000	300,000
Shares issued and outstanding	1,795,981	254,373	1,726,718	251,117
The changes in Class B and C common stock are described below (dollars in thousands):

	Class B	Class C	Total

Balance, December 31, 2006	$162,736	$24,494	$187,230
2006 patronage dividends distributed in common stock	10,178	647	10,825
Cancellation of stock	(160)	(4)	(164)

Balance, December 31, 2007	172,754	25,137	197,891
2007 patronage dividends distributed in common stock	—	—	—
Cancellation of stock	(82)	(25)	(107)

Balance, December 31, 2008	172,672	25,112	197,784
2008 patronage dividends distributed in common stock	6,926	325	7,251
Cancellation of stock	—	—	—

Balance, December 31, 2009	$179,598	$25,437	$205,035

Members’ equity currently includes the two classes of common stock, allocated and unallocated retained earnings, and accumulated other comprehensive income or loss. Allocated retained earnings have been designated for patronage dividend distribution, whereas unallocated retained earnings have not been designated.
Patronage-based borrowers from the Company or NCB, FSB under section 108 of the Act are required to own Class B stock in the Company. Stock owned by a borrower may be cancelled by the Company, at the Company’s sole discretion, in case of certain events, including default.

18. EMPLOYEE BENEFITS
Substantially all employees are covered by a non-contributory, defined contribution retirement plan. During 2009, the Company contributed 6% of each employee’s salary after one year of employment. Total expense for the retirement plan for 2009, 2008, and 2007 was $1.1 million, $1.0 million, and $1.0 million, respectively. For 2010, the Company has modified this plan to a discretionary profit sharing plan. Thus, beginning in 2010, it is at the Company’s discretion, the level of employer contribution. This modification gives the Company more flexibility in its employer contribution in both up and down financial market cycles.
The Company maintains an employee thrift plan organized under Internal Revenue Code Section 401(k) and matches up to 6% of each participant’s salary for every 1% the employee contributes. Participants receive vesting credit (non-forfeitable rights to the money in their 401(k) account) based on their number of years of employment with the Company. Contributions and expenses for 2009, 2008, and 2007 were $1.1 million, $1.1 million and $1.2 million, respectively.
Participant matching contributions and earnings for the defined contribution retirement plan and the thrift plan are vested in accordance with the following schedule:

Years of Service	Vesting
less than 2 years	0%
2	20%
3	50%
4	70%
5	85%
6	100%
19. INCOME TAXES
The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of the Company’s subsidiaries are subject to federal taxation. The income tax benefit for the twelve months ended December 31, 2009 was $2.1 million and the provision for the twelve months ended December 31, 2008 was $0.5 million. NCB, FSB’s effective weighted average state tax rate was approximately 5.4% as of December 31, 2009 compared to 5.0% as of December 31, 2008. The effective combined tax rate for both federal and state tax was approximately 4.5% as of December 31, 2009 compared to 1.7% as of December 31, 2008 resulting from the impact of business activities that do not qualify as patronage income under the Internal Revenue Code as amended by the Act with respect to the Holding Company.
During the third quarter of 2009, the Company determined that it was no longer more likely than not that it would utilize a portion of its net deferred tax asset; therefore, the Company recorded a partial valuation allowance of $1.5 million attributable to its federal deferred tax assets. During November 2009 legislation was enacted to extend the net operating loss carry back period to five years for either 2008 or 2009 net operating losses. In year five, the net operating loss carry back would be limited to 50 percent of the entity’s taxable income and no limitations on the first four years. As a result of this new legislation, the Company was able to carry back prior year’s net operating losses and reverse the valuation allowance of $1.5 million previously recorded during the third quarter of 2009.

The (benefit) provision for income taxes consists of the following (dollars in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Current tax expense:
Federal	$63	$54	$(274)
State and local	70	646	(135)

Total current	133	700	(409)

Deferred tax (benefit) provision:
Federal	(1,185)	46	(21)
State and local	(1,067)	(191)	(234)

Total deferred	(2,252)	(145)	(255)

(Benefit) provision for income taxes	$(2,119)	$555	$(664)

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (dollars in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Statutory U.S. tax rate	$(16,417)	$1,506	$(386)
Patronage dividends	15,278	(1,405)	365
State and local taxes	(997)	454	(369)
Other	17	—	(274)

(Benefit) provision for income taxes	$(2,119)	$555	$(664)

Deferred tax assets net of liabilities, included in other assets, are composed of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008
Allowance for loan losses	$1,634	$1,021
2009 potential net operating carryback claim	1,633	—
Deferred commitment fees	291	311
Security valuations	173	161
Other	138	120

Gross deferred tax assets	3,869	1,613

Federal Home Loan Bank stock dividends	(642)	(632)
Mortgage servicing rights	(365)	(294)
Other	(28)	—

Gross deferred tax liabilities	(1,035)	(926)

Net deferred tax asset	$2,834	$687

Substantially all of the deferred tax assets result from the activities of the Bank. Given the Bank’s historical ability and projected future ability to generate earnings, it is more likely than not that the deferred tax asset will be realized.

20. INCOME AVAILABLE FOR DIVIDENDS ON STOCK
Under existing senior debt agreements, the aggregate amount of cash dividends on Class C stock, together with patronage dividends payable in cash, is limited to the sum of $15,000,000 plus 50% of the Company’s consolidated adjusted net income accumulation (or minus 100% of the Company’s consolidated adjusted net income in the case of a deficit) from January 1, 1992 through the end of the most current fiscal year ended. If the aggregate amount of cash dividends and patronage dividends payable in cash exceeds the limitation previously described, total patronage dividends payable in cash and cash dividends payable on any calendar year may not exceed 20% of the Company’s taxable income for such calendar year. As of December 31, 2009, the Company was limited by the restrictions detailed above and thus is restricted from paying any cash dividends or any stock. In addition, the OTS Order provides that the Holding Company pay no cash dividends or redeem or repurchase any equity stock without prior approval of the OTS.
Notwithstanding the above restriction, the Company is prohibited by law from paying dividends on its Class C stock at a rate greater than the statutory interest rate payable on the subordinated Class A notes. Those rates for 2009, 2008, and 2007 are 3.81%, 4.36% and 5.32%, respectively. Consequently, the amounts available for payment on the Class C stock for 2009, 2008, and 2007 are $1.0 million, $1.1 million, and $1.3 million, respectively. In addition, under the Act and its bylaws, the Company may not pay dividends on its Class B stock.
21. DERIVATIVE FINANCIAL INSTRUMENTS
The estimated fair values of the Company’s derivative instruments are recorded gross as a component of other assets and other liabilities on the consolidated balance sheet as follows (dollars in thousands):

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated Fair	Balance Sheet	Contract/Commitment	Estimated Fair
	Location	Amounts	Value	Location	Amounts	Value

Derivatives not designated as hedging instruments:
Forward sales commitments
Single-family Residential and Share Loans	Other assets	$9,669	$137	Other liabilities	$377	$(1)
Cooperative and Multifamily Loans	Other assets	31,450	480	Other liabilities	8,300	(109)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	6,843	88	Other liabilities	2,198	(21)
Cooperative and Commercial Real Estate Loans	Other assets	21,050	714	Other liabilities	16,950	(154)

Total derivatives not designated as hedging instruments		$74,012	$1,419		$22,825	$(285)

	December 31, 2008
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements related to debt	Other assets	$40,000	$1,447	Other liabilities	$—	$—
Interest rate swap agreements related to loans and loan commitments	Other assets	—	—	Other liabilities	3,146	(795)

Total derivatives designated as hedging instruments		40,000	1,447		3,146	(795)

Derivatives not designated as hedging instruments:
Interest rate swap agreements related to loans and loan commitments	Other assets	—	—	Other liabilities	296	(53)
Financial futures contracts	Other assets	—	—	Other liabilities	500	(10)
Forward sales commitments
Single-family Residential and Share Loans	Other assets	1,512	4	Other liabilities	4,282	(21)
Cooperative and Multifamily Loans	Other assets	22,660	127	Other liabilities	9,925	(85)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	8,661	165	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	32,585	600	Other liabilities	—	—

Total derivatives not designated as hedging instruments		65,418	896		15,003	(169)

Total derivatives		$105,418	$2,343		$18,149	$(964)

At December 31, 2009, the Company had no derivatives designated as fair value or cash flow hedging instruments. Changes in the fair values of the Company’s designated hedge relationships (2009 and prior) and undesignated derivative instruments are recorded in earnings as a component of the gain on sale of loans.
The fair value of the Company’s rate lock commitments to borrowers includes, as applicable:
•	the assumed gain/loss of the expected loan sale to the investor;
•	the effects of interest rate movements between the date of rate lock and the balance sheet date; and
•	the value of the mortgage servicing rights associated with the loan.
The fair value of the Company’s forward sales contracts to investors solely considers effects of interest rate movements between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The methodologies and inputs used to value all of the Company’s derivative instruments are discussed in Note 24. The effect of the changes in fair value of the Company’s derivative instruments included in the gain on sale of loans in the Statement of Operations is as follows (dollars in thousands):

	For the year ended December 31, 2009
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Financial futures contracts	$—	$10	$—	$10
Forward sales commitments
Single-family Residential and Share Loans	—	132	—	132
Cooperative and Multifamily Loans	—	329	—	329
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	54	(118)	(13)	(77)
Cooperative and Commercial Real Estate Loans	330	(397)	26	(41)
Interest rate swap agreements related to loans and loan commitments	—	323	—	323
Interest rate swap agreements	—	(117)	—	(117)

Total fair value measurement, December 31, 2009	$384	$162	$13	$559

	For the year ended December 31, 2008
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Financial futures contracts	$—	$(27)	$—	$(27)
Forward sales commitments
Single-family Residential and Share Loans	—	106	—	106
Cooperative and Multifamily Loans	—	120	—	120
Rate lock commitments to extend credit:				—
Single-family Residential and Share Loans	85	32	59	176
Cooperative and Commercial Real Estate Loans	469	612	69	1,150
Interest rate swap agreements related to loans and loan commitments	—	2,040	—	2,040
Interest rate swap agreements	—	—	—	—

Total fair value measurement, December 31, 2008	$554	$2,883	$128	$3,565

22. FAIR VALUE MEASUREMENTS
During 2009 and 2008, the Company elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Unrealized gains and losses for these identified loans were included in earnings. Of the $11.9 million and $4.6 million of Residential Real Estate Loans held-for-sale disclosed in Note 6, the contractual principal amount of loans for which the Company has elected the fair value option totaled $1.8 million and $0.5 million as of December 31, 2009 and 2008, respectively. The difference in fair value of these loans compared to their principal balance was $23 thousand and $20 thousand and was recorded in gain on sale of loans as of December 31, 2009 and 2008, respectively.

U.S. GAAP establishes a fair value hierarchy for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value:
•
Interest-only Certificated Receivables — as of December 31, 2009, these instruments were sold. As of December 31, 2008, the interest-only certificated receivables were reported at fair value utilizing Level 3 inputs, as limited secondary market information was available but utilized for the valuation of the Company’s interest-only receivables.

•
Interest-only Non-Certificated Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available for the valuation of the Company’s interest-only receivables.

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

•
CMO’s — a component of Mortgage-Backed Securities that the Company holds, are not traded in active markets and there is little secondary market data that can be used. Therefore the determination of the fair value of the CMO’s is considered Level 3.

•	Equity Securities and Mutual Funds — traded in active markets; therefore, the pricing inputs are considered Level 1.
•
Derivative Instruments — because the Company’s derivative contracts are not listed on an exchange and, therefore quoted market prices are not available, the Company’s derivative positions are valued using models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

•
Loans Held-For-Sale — the Company’s loans held-for-sale, for which the fair value option has been elected, are reported at fair value. The Company determines the fair value of the loans-held-for sale using discounted cash flow models which incorporate quoted observable prices from market participants. Therefore, the Company classifies these loans held-for-sale as Level 2.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	December 31, 2009
			Significant
	Quoted Prices in Active	Significant Other	Unobservable	Balance as of
	Markets for Identical Assets	Observable Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Interest-only non-certificated receivables	$—	$—	$24,851	$24,851
U.S. Treasury and agency obligations	12,986	—	—	12,986
Mortgage-backed securities & CMO’s	—	13,066	3,723	16,789
Equity securities	31	—	—	31
Derivative instruments	—	1,419	—	1,419
Loans held-for-sale	—	1,773	—	1,773

Total	$13,017	$16,258	$28,574	$57,849

Liabilities
Derivative instruments	$—	$285	$—	$285

Total	$—	$285	$—	$285

	December 31, 2008
			Significant
	Quoted Prices in Active	Significant Other	Unobservable	Balance as of
	Markets for Identical Assets	Observable Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Interest-only certificated receivables	$—	$—	$27,854	$27,854
Interest-only non-certificated receivables	—	—	27,264	27,264
U.S. Treasury and agency obligations	18,635	—	—	18,635
Mutual funds	881	—	—	881
Mortgage-backed securities and CMO’s	—	16,759	3,938	20,697
Equity securities	31	—	—	31
Derivative instruments	—	2,258	—	2,258
Loans held-for-sale	—	544	—	544

Total	$19,547	$19,561	$59,056	$98,164

Liabilities
Derivative instruments	$—	$879	$—	$879

Total	$—	$879	$—	$879

The table below summarizes the changes in fair value for all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	For the twelve months ended December 31, 2009
	Interest-Only	Interest-Only	Collateralized
	certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	(2,143)	—	(1,491)
Included in other comprehensive income	2,053	(383)	1,955
Purchases, issuances, settlements and fundings	—	2,391	—
Write down of asset due to prepayment	—	(49)	—
Principal repayments	—	—	(681)
Amortization	(4,845)	(4,372)	2
Sales	(22,919)	—	—

Balance at December 31, 2009	$—	$24,851	$3,723

	For the twelve months ended December 31, 2008
	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Balance at December 31, 2007	$33,828	$29,932	$7,255
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	—	—	(1,692)
Included in other comprehensive income	(342)	359	(1,215)
Purchases, issuances, settlements and fundings	—	1,494	—
Write down of asset due to prepayment	—	(28)
Amortization	(5,632)	(4,493)	(410)

Balance at December 31, 2008	$27,854	$27,264	$3,938

(1)
These losses included in earnings have been recognized as OTTI losses on the Company’s Consolidated Statements of Operations for the twelve months ending December 31, 2009 and 2008. All CMO’s were still held by the Company as of December 31, 2009. The Company’s interest-only certificated receivables were sold during the fourth quarter of 2009.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of December 31, 2009 and December 31, 2008:
•
Loans Held-For-Sale — the Company’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The cost basis, including adjustments due to derivative accounting, of these loans was $30.0 million and $4.4 million as of December 31, 2009 and December 31, 2008, respectively. The Company determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models. Discounted cash flow models which incorporate readily observable market data or a quoted price for an identical asset are classified as Level 2.

•
Mortgage servicing rights (“MSRs”) — the Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the Company provides data on the MSRs to a third party who estimates the fair value of MSRs using discounted cash flow (“DCF”) models that calculate the present value of estimated future net servicing income. The valuation inputs are largely unobservable, therefore, MSRs are classified within Level 3 of the valuation hierarchy.

•
Impaired Loans — the Company’s impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.

The following tables summarize the fair value of instruments measured on a non-recurring basis (dollars in thousands):

	December 31, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Loans held-for-sale	$—	$29,494	$—	$29,494	(1)
Mortgage servicing rights	—	—	7,059	7,059	(2)
Impaired loans	—	—	83,094	83,094	(3)

Total	$—	$29,494	$90,153	$119,647

	December 31, 2008
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets
Loans held-for-sale	$—	$—	$4,028	$4,028	(1)
Mortgage servicing rights	—	—	4,351	4,351	(2)
Impaired loans	—	—	6,414	6,414	(3)

Total	$—	$—	$14,793	$14,793

(1)	Only loans held-for-sale with fair values below cost and for which the fair value option has not been elected, are included in the table above.

(2)
Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date. None of these impairments were considered other-than-temporary at December 31, 2009 and December 31, 2008.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for purposes of this disclosure as of December 31, 2009 and December 31, 2008:
Cash and cash equivalents — The carrying amount approximates fair value.
Loans and lease financing — The fair market value of adjustable rate loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and other loans and leases, excluding loans held-for-sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities. This method of estimating fair value does not incorporate the exit price concept in a fair value measurement and is appropriate for this specific disclosure.
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
Borrowings — The fair value of borrowings is estimated by discounting the future cash flows using the current borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. In determining the fair value of the Company’s borrowings, the Company considered its own credit worthiness and ability to repay the outstanding obligations upon their contractual maturity.
The following table summarizes the carrying amount and fair value of the financial instruments that the Company has not measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$266,090	$266,090	$39,971	$39,971
Held-to-maturity investment securities	387	372	387	374
Loans held-for-sale	35,730	35,846	14,278	14,396
Loans and lease financing, net	1,657,221	1,618,271	1,930,124	1,973,435
Financial Liabilities:
Deposits	1,253,954	1,279,749	1,300,071	1,320,529
Borrowings	614,553	527,888	590,726	548,413

23. SEGMENT REPORTING
The Company’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. The Company has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending, and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate and community association loans (included in Commercial Loans in Note 7) nationally, with a concentration in New York City. The Warehouse Lending segment originates Residential and Commercial Real Estate Loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment consists of the Company’s unallocated administrative income and expense, and net interest income from investments and corporate debt after allocations to segments. The Other segment assets consist mostly of unallocated cash and cash equivalents, investment securities, Federal Home Loan Bank stock, premises and equipment and equity investment securities. The Company evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.
The following is the Company’s segment reporting (dollars in thousands):

		Real		Retail and
	Commercial	Estate	Warehouse	Consumer		NCB
December 31, 2009	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$32,318	$47,253	$6,249	$27,486	$1,529	$114,835
Interest expense	9,357	35,340	3,088	16,255	4,432	68,472

Net interest income	22,961	11,913	3,161	11,231	(2,903)	46,363

Provision for loan losses	24,691	13,618	—	5,790	—	44,099

Non-interest income	5,408	3,417	12,605	1,553	1,405	24,388

Non-interest expense:
Direct expense	5,368	3,558	3,970	2,036	25,411	40,343
Overhead and support	11,628	7,837	8,845	4,756	—	33,066

Total non-interest expense	16,996	11,395	12,815	6,792	25,411	73,409

(Loss) Income before taxes	$(13,318)	$(9,683)	$2,951	$202	$(26,909)	$(46,757)

Total average assets	$543,716	$852,191	$87,117	$505,762	$196,122	$2,184,908

Total assets	$509,910	$748,637	$60,865	$425,467	$348,658	$2,093,537

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
December 31, 2008	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$36,103	$46,122	$7,883	$30,077	$3,516	$123,701
Interest expense	19,764	23,469	3,960	16,251	3,841	67,285

Net interest income	16,339	22,653	3,923	13,826	(325)	56,416

Provision for loan losses	12,275	4,629	—	1,746	—	18,650

Non-interest income	6,585	4,384	9,759	1,923	1,028	23,679

Non-interest expense:
Direct expense	4,398	3,135	5,442	2,194	21,443	36,612
Overhead and support	6,022	4,436	7,736	3,453	—	21,647

Total non-interest expense	10,420	7,571	13,178	5,647	21,443	58,259

Income (loss) before taxes	$229	$14,837	$504	$8,356	$(20,740)	$3,186

Total average assets	$524,470	$707,111	$117,704	$531,160	$172,801	$2,053,246

Total assets	$577,063	$847,259	$68,505	$532,424	$129,641	$2,154,892

		Real		Retail
	Commercial	Estate	Warehouse	Consumer		NCB
December 31, 2007	Lending	Lending	Lending	Lending	Other	Consolidated
Net interest income:
Interest income	$40,378	$36,496	$23,690	$29,579	$5,596	$135,739
Interest expense	22,110	20,487	18,399	19,437	4,688	85,121

Net interest income	18,268	16,009	5,291	10,142	908	50,618

(Benefit) provision for loan losses	(1,488)	936	—	704	—	152

Non-interest income	4,331	4,478	(396)	1,110	2,446	11,969

Non-interest expense:
Direct expense	6,455	3,205	4,837	3,197	24,067	41,761
Overhead and support	8,383	4,006	5,371	4,050	—	21,810

Total non-interest expense	14,838	7,211	10,208	7,247	24,067	63,571

Income (loss) before taxes	$9,249	$12,340	$(5,313)	$3,301	$(20,713)	$(1,136)

24. LOAN SALES
The net proceeds from the sale of loans were $640.9 million and generated a total of $6.2 million in retained interests for the year ended December 31, 2009. The net proceeds from the sale of loans were $451.7 million and generated a total of $3.6 million in retained interests for the year ended December 31, 2008.
The Company does not retain any interests on Consumer Loan sales, which generated net proceeds of $180.2 million and $357.2 million for the years ended December 31, 2009 and 2008, respectively.

In total, the Company generated a gain on the sale of loans of $12.3 million for the year ended December 31, 2009 compared with a gain of $6.0 million for the year ended December 31, 2008 and a loss of $1 thousand for the year ended December 31, 2007.
The unpaid principal balance of loans serviced for others are not included in the accompanying consolidated balance sheets. Changes in portfolio of loans serviced for others are as follows (dollars in thousands):

	2009	2008
Balance at January 1	$5,550,592	$5,346,251
Additions	618,608	449,412
Loan payments and payoffs	(323,457)	(245,071)

Balance at December 31	$5,845,743	$5,550,592

MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans such as loan balance, interest rate, length of time outstanding, principal and interest terms and amortization terms.
Activity related to MSRs (included in servicing fees) was as follows (dollars in thousands):

	Share and Single-family		Multifamily, Cooperative and
	Residential Loans		Commercial Real Estate Loans		Total
	2009	2008	2009	2008	2009	2008
Balance at January 1	$2,878	$2,888	$10,374	$10,532	$13,252	$13,420
Additions	2,273	1,065	1,519	983	3,792	2,048
Amortization	(1,177)	(891)	(1,064)	(938)	(2,241)	(1,829)
Change in valuation allowance	184	(184)	(499)	(203)	(315)	(387)

Balance at December 31	$4,158	$2,878	$10,330	$10,374	$14,488	$13,252

Changes in the valuation allowance for MSRs (included as a component of other assets) were as follows (dollars in thousands):

	Share and Single-family		Multifamily, Cooperative and
	Residential Loans		Commercial Real Estate Loans		Total
	2009	2008	2009	2008	2009	2008
Balance at January 1	$(184)	$—	$(442)	$(239)	$(626)	$(239)
Additional write-downs	(259)	(184)	(613)	(532)	(872)	(716)
Recoveries	443	—	114	329	557	329

Balance at December 31	$—	$(184)	$(941)	$(442)	$(941)	$(626)

The Company’s MSR valuation process combines the use of sophisticated discounted cash flow models to arrive at an estimate of fair value at the time of the loan sale and each subsequent balance sheet date. The key assumptions used in the valuation of MSRs are mortgage prepayment speeds, the discount rate of residual cash flows and the earnings rate of principal and interest float, escrows and replacement reserves. These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. Multiple models are required to reflect the nature of the MSR of the different types of loans that the Company services.
Key economic assumptions used in determining the fair value of MSRs at the time of sale were as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Weighted-average life (in years):
Share and Single-family Residential Loans	5.3	3.8	5.6
Multifamily, Cooperative and Commercial Real Estate Loans	4.2	7.2	8.5

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	14.9%	26.9%	20.0%
Multifamily, Cooperative and Commercial Real Estate Loans	2.6%	6.6%	5.0%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	11.5%	10.3%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.2%	9.0%	9.4%

Earnings rate principal and interest float, escrows and replacement reserves:
Share and Single-family Residential Loans	2.75%	4.05%	5.00%
Multifamily, Cooperative and Commercial Real Estate Loans	0.77%	3.43%	5.41%

Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	December 31,	December 31,	December 31,
	2009	2008	2007
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,867	$2,878	$4,277
Multifamily, Cooperative and Commercial Real Estate Loans	11,214	12,013	13,969

Weighted-average remaining life (in years):
Share and Single-family Residential Loans	4.2	2.5	5.3
Multifamily, Cooperative and Commercial Real Estate Loans	6.2	6.8	7.3

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	20.7%	33.5%	20.2%
Multifamily, Cooperative and Commercial Real Estate Loans	2.6%	2.6%	2.9%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(312)	$(245)	$(180)
Multifamily, Cooperative and Commercial Real Estate Loans	(61)	(81)	(69)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(629)	(500)	(343)
Multifamily, Cooperative and Commercial Real Estate Loans	(121)	(161)	(137)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.5%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	9.2%	9.0%	9.0%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(149)	$(66)	$(117)
Multifamily, Cooperative and Commercial Real Estate Loans	(336)	(384)	(486)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(289)	(129)	(228)
Multifamily, Cooperative and Commercial Real Estate Loans	(657)	(748)	(947)

Earnings Rate of principal and interest float, escrow and replacement:
Share and Single-family Residential Loans	2.8%	3.5%	5.0%
Multifamily, Cooperative and Commercial Real Estate Loans	2.8%	3.0%	4.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(51)	$(82)	$(120)
Multifamily, Cooperative and Commercial Real Estate Loans	(330)	(404)	(597)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(102)	(164)	(240)
Multifamily, Cooperative and Commercial Real Estate Loans	(659)	(808)	(1,194)

For interest-only receivables, the Company estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of the Company’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Weighted-average life (in years)	9.3	9.5	8.7
Weighted-average annual discount rate	9.00%	18.08%	6.44%
The decrease in the discount rate from December 31, 2008 to December 31, 2009 is attributable to a change in the market in which the interest-only receivables were valued, from the securitization market to a commercial mortgage servicing market.
Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only receivables and the effect on the fair value of the interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008
Fair value	$24,851	$55,118
Weighted-average life (in years)	8.9	5.9
Weighted average annual discount rate	9.00%	9.00%
Impact on fair value of 10% adverse change	$(683)	$(1,372)
Impact on fair value of 20% adverse change	(1,335)	(2,688)
All of the sensitivities above are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might compound or counteract the sensitivities.
The following table summarizes the cash flows received from loan sale activity and retained interests (dollars in thousands):

	December 31, 2009	December 31, 2008
Net proceeds from auto loan sales	$180,202	$357,179
Net proceeds from all other loan sales	640,858	451,645
Servicing fees received	6,547	6,781
Cash flows received on interest-only receivables	13,309	13,992
25. PATRONAGE DIVIDENDS
Under the National Consumer Cooperative Bank Act, the Company must make annual patronage dividends to its stock-holding patrons, which are those cooperatives from whose loans or other business the Company derived interest or other income during the year with respect to which a patronage dividend is declared. The Company allocates its patronage dividends among its patrons generally in proportion to the amount of income derived during the year from each patron. The Company stockholders, as such, are not automatically entitled to patronage dividends. They are entitled to patronage dividends only in the years when they have patronized the Company, and thus the amount of their patronage is not determined by the number of shares they hold. Under the Company’s current patronage dividend policy, patronage dividends may be paid only from taxable income and only in the form of cash, Class B or Class C stock, or allocated surplus.

Under the Company’s current patronage dividend policy, the Company makes the non-cash portion of the patronage dividend in the form of Class B stock until a patron has holdings of Class B stock of 12.5% of its loan amount; and thereafter, in Class C stock. The patronage dividend with respect to 2008 did not have a cash component. The cash portion of each patronage refund, if any, will be determined by the Company’s Board of Directors based upon its determination of the capital requirements of the Company and other factors, in its discretion.
The Company distributed $7.3 million of its 2008 retained earnings for patronage dividends in the form of stock during the third quarter of 2009. In order to conserve capital, the Board of Directors determined that the cash portion of that patronage dividend would be zero; therefore, no cash was paid out in patronage dividends in 2009.
As of December 31, 2009, the Company has not allocated any of its 2009 retained earnings for patronage dividends to be distributed during 2010.
26. LEGAL PROCEEDINGS
The Company is involved in various litigation arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2009 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company’s reports under the Exchange Act.
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of National Consumer Cooperative Bank and subsidiaries is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections or evaluations of effectiveness regarding future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ Charles E. Snyder	/s/ Richard L. Reed
Charles E. Snyder	Richard L. Reed
President and Chief Executive Officer	Chief Financial Officer

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of the Company and the positions held by each are as follows:

			End of Term as
		Year First	Director of
		Elected or	Holding
	Position	Appointed	Company	Age
Irma Cota	Chairperson of the Board of Directors and Director	2004	2010	56
Stuart M. Saft	Vice Chairperson of the Board of Directors and Director	2007	2010	62
Charles E. Snyder	President and Chief Executive Officer	1983	—	56
Roger B. Collins	Director	2005	2011	61
Peter A. Conrad	Director	2008	2011	60
Steven F. Cunningham	Director	2005	2011	68
Jane Garcia	Director	2009	2012	56
William F. Hampel	Director	2004	2010	58
Janis Herschkowitz *	Director	2007	2010	50
Alfred A. Plamann	Director	2008	2011	67
Kenneth Rivkin	Director	2009	2012	53
Robynn Shrader	Director	2009	2012	45
Walden Swanson	Director	2007	2010	60
Nguyen Van Hanh *	Director	2007	2010	72
Judy Ziewacz	Director	2009	2012	57
Steven A. Brookner	Executive Managing Director, the Company; Chief Executive Officer, NCB, FSB	1997	—	46
Patrick N. Connealy	Managing Director, Chief Credit Officer, the Company	1986	—	53
Frank Fasano	Chief Information Officer	1997	—	43
Mark W. Hiltz	Managing Director, Chief Risk Officer	1982	—	61
Kathleen M. Luzik	Managing Director, the Company; Chief Operating Officer, NCB, FSB	1991	—	46
James C. Oppenheimer	General Counsel and Corporate Secretary	2008	—	41
Richard L. Reed	Executive Managing Director, Chief Financial Officer, the Company; Chief Financial Officer, NCB Financial Corporation and NCB, FSB	1985	—	51

*	Presidentially appointed Directors who will serve until their successors are appointed and confirmed.
Irma Cota is President and CEO of North County Health Services, a Comprehensive Community Health Center with 11 clinic sites and a staff of 527. She is a former President of California Primary Care Association and past President of the San Diego Council of Community Clinics. Ms. Cota holds a masters degree in public health from San Diego State University. Having over thirty years of experience specializing in health/medical, Ms. Cota has extensive experience in working with non-profit boards of directors. Ms. Cota’s experience and skills acquired through that experience provides the Board with a wealth of knowledge regarding health clinics, which are a substantial customer base.
Stuart M. Saft is a Partner and Chairman of the real estate practice at Dewey & LeBoeuf. Prior to that, Mr. Saft was a Partner and Chairman of the Real Estate division at Wolf Haldenstein Adler Freeman & Herz LLP. Mr. Saft is also Chairman of the Council of New York Cooperatives and Condominiums. Mr. Saft holds a Doctor of Jurisprudence from Columbia University Law School. Mr. Saft provides the Board with the perspective of someone with a depth of Real Estate experience.

Charles E. Snyder was named President and Chief Executive Officer of the Company in January 1992. He had been Corporate Vice President and Chief Financial Officer of the Company from 1983 to December 1991.
Roger Collins is Chairman and Chief Executive Officer of Harp’s Food Stores, Inc., a regional grocery chain located in Arkansas, Oklahoma, and Missouri. He currently serves on the boards of directors of Associated Wholesale Grocers and the National Grocers Association. Mr. Collins has a B.A. in economics from Rice University and an MBA from the University of Texas at Austin. Mr. Collins provides the Board with the experience of a leading executive in an important customer segment.
Peter A. Conrad is President and Chief Executive Officer of the Cooperative Central Bank in Boston, Massachusetts. Mr. Conrad has been a trustee of the Cooperative Banks Employees Retirement Association (CBERA) and the Cooperative Banks Employees Benefit Association (CBEBA) since June, 2005. Mr. Conrad provides the Board with a wealth of banking experience.
Steven F. Cunningham is the owner of S.F. Cunningham Enterprises, LLC. Mr. Cunningham previously served as President and Director of Elite Distributors Insurance Co., located in Grand Cayman. Mr. Cunningham was also a director of Mutual Services Cooperative and chair of the National Cooperative Business Association’s Board of Directors. Mr. Cunningham has a bachelor’s degree in accounting from Lehigh University, Bethlehem, Pennsylvania. Mr. Cunningham provides the Board with experience of an executive of a large purchasing cooperative, an important customer segment.
Jane Garcia is the Chief Executive Officer of La Clinica de La Raza, and has served in that role since April 1983. As CEO of La Clinica de La Raza, she oversees long-range fiscal and program planning and manages the day-to-day operations of a $62 million comprehensive health care operation in California. She is a board member of Alta Bates Summit Medical Center and the California Primary Care Association. Ms. Garcia holds a Bachelor’s degree from Yale University and a Master of Public Health degree from the University of California, Berkeley. Ms. Garcia’s experience and skills acquired through that experience provides the Board with a wealth of knowledge regarding health clinics, which are a substantial customer base.
William F. Hampel is Senior Vice President for Research and Policy Analysis and Chief Economist of Credit Union National Association located in Washington, D.C. Mr. Hampel holds a Bachelor of Arts degree in Economics from University of Dallas and a PhD in Economics from Iowa State University. Mr. Hampel was a member of the board of CUNA Credit Union from 1991 to 2004 serving as secretary, treasurer, vice president, and chair. Mr. Hampel is also a member of CUNA’s regulatory and legislative advocacy team. Mr. Hampel provides the Board with a long history of banking and economic experience.
Janis Herschkowitz is President and Chief Executive Office of PRL, Inc, a group of manufacturing companies located in Cornwall, Pennsylvania. Ms. Herschkowitz is also Chairperson of the National Federation of Independent Business for the state of Pennsylvania. Ms. Herschkowitz holds a Bachelor of Arts degree in International Relations from Penn State University and a Masters in Business Administration in Finance from the University of Texas. Ms. Herschkowitz provides the Board with the experience of a successful small business owner.
Alfred A. Plamann is President & Chief Executive Officer of Unified Grocers, Inc. located in Los Angeles, California. Currently, he serves on the Economic Advisory Council of the 12th District of the Federal Reserve, as well as the Board of the Food Marketing Institute and the National Cooperative Grocers Association. He is a Board member of the Los Angeles Area Chamber of Commerce and the Town Hall of Los Angeles, a Board of Visitors member of the George L. Graziadio School of Business & Management — Pepperdine University and a member of the Southern California Chapter of the National Association of Corporate Directors and Weingart Center Association, a non-profit organization that provides assistance to the homeless in Los Angeles. Mr. Plamann holds a B.S. in accounting and real estate from the University of Colorado and an M.B.A. from the University of Pennsylvania (Wharton). Mr. Plamann provides the Board with the experience of a leading executive in an important customer segment.

Kenneth A. Rivkin is the Managing Director of Hermes Financial Management. For more than twenty-five years, Mr. Rivkin worked in commercial and investment banking at Credit Suisse, Bank of America, and their predecessors. He is a member of a housing cooperative and a current board director of 227 East 57th Street Corporation. Mr. Rivkin holds a Bachelor’s degree from Brown University and a Master’s degree from the Sloan School of Management at MIT. Mr. Rivkin provides the Board with the experience of a commercial and investment banker plus cooperative resident.
Robynn Shrader is the Chief Executive Officer of National Cooperative Grocers Association. In this role, she oversees a national trade organization/purchasing co-op representing 111 independent businesses in 32 states with over $1 billion in annual sales volume. A member of the New Pioneer Cooperative Board of Directors, she holds a Bachelor’s degree from San Diego State University. Ms. Shrader provides the Board with the experience of a leading executive in an important customer segment.
Walden Swanson is a Founder and former Chief Executive Officer of CoopMetrics, the first cooperative incorporated under the progressive Minnesota cooperative statutes. He serves now as Director of Special Projects. Mr. Swanson has served on numerous cooperative boards, including NCB Capital Impact, the National Cooperative Business Association, the Cooperative Development Fund, and the Central Committee of the International Cooperative Alliance. He was inducted into the Cooperative Hall of Fame in 2008. Mr. Swanson’s broad cooperative experience provides the Board with a depth of knowledge on cooperative principals and issues.
Nguyen Van Hanh is an Affiliate Professor of George Mason University, specializing in international economics and higher education reform. Prior to his appointment to the NCB Board, Dr. Van Hanh served as Director of the U.S. Office of Refugee Resettlement during 2001-2006, working on microfinance and economic self-sufficiency for low-income minorities. He holds a Master’s degree and a PhD in Economics from the University of California at Davis, having earlier received a Bachelor of Science with high honors and a Master’s of Science degree in Agricultural Science both from the University of Florida. Dr. Van Hanh provides a low-income perspective to the Board.
Judy Ziewacz is the Executive Director of the Office of Energy Independence of the State of Wisconsin. In this role, she helps the state expand in new markets of green energy, clean technology and new products. She was the Executive Director of the Cooperative Development Foundation and was a member of the Board of Group Health Cooperative in Madison, WI. Ms. Ziewacz holds a Bachelor’s degree from the University of Wisconsin. Ms. Ziewacz provides the Board with extensive experience in both cooperative and new energy finance.
Steven A. Brookner is the Chief Executive Officer of NCB, FSB since November 2001 and Executive Managing Director at the Company responsible for overseeing the real estate originations, capital markets, servicing and investor reporting functions of the Company. From 1997 through September 1998, he was a Managing Director responsible for strategic initiatives and new product development. Previously, he was a partner of Hamilton Securities Group for one year and Co-founder and Principal of BNC & Associates, a financial and management consulting firm, for five years.
Patrick N. Connealy is a Managing Director and Chief Credit Officer of the Company. Prior to joining the Company in 1986, he worked as a supervisory officer with the Farm Credit Administration in Washington, DC, and as assistant vice president and loan officer for the Farm Credit Bank of Omaha.
Frank Fasano is the Chief Information Office of the Company. Prior to becoming CIO, he served as Chief Technology Officer, Senior Vice President, and Vice President of IT Operations. Mr. Fasano joined the Company in 1997 and is a graduate of Georgetown University.
Mark W. Hiltz is a Managing Director and Chief Risk Officer of the Company. He was a Corporate Vice President and Manager of Special Assets from 1994 to 1998 and a Senior Vice President of the Special Assets Department from 1986 to 1994. Previously he was Vice President of Loan Administration from 1983 to 1986 and General Auditor from 1982 to 1983.

Kathleen M. Luzik is a Managing Director of the Company, and Chief Operating Officer of NCB, FSB. Ms. Luzik joined the Company in 1991, and has held positions as a real estate underwriter and lender, business development officer, vice president of secondary marketing, and managing director of real estate loan servicing. In 1999, she was named managing director of the Company’s Real Estate Group where she was responsible for all operational activities of the Real Estate Group, overseeing the National Real Estate and Master Servicing Teams. Prior to joining the Company, Ms. Luzik was a financial analyst for the Patrician Financial Company.
James C. Oppenheimer is the General Counsel and Secretary of the Company. Prior to joining the Company in 2008, he was a partner at Goodwin Procter LLP in Washington D.C. He graduated from the University of Chicago Law School in 1997 with honors.
Richard L. Reed is Executive Managing Director and Chief Financial Officer of the Company. He was named Senior Vice President and Chief Financial Officer in 1994. Prior to that, he was Vice President and Treasurer from 1992 to 1994. He was Vice President, Treasury from 1989 to 1992.
Non-Incumbent Nominees for Directorships
L. Ray Moncrief
Kevin O’ Connor
Cynthia Richardson
Mark B. Shernicoff
Michael J. Mercer
Campbell C. Johnson III
L. Ray Moncrief is the Executive Vice President and Chief Operating Officer of Kentucky Highlands Investment Corporation. As COO, he is responsible for participating in policy decisions and investing activities of the company. Ray is also President and Chief Executive Officer of Mountain Ventures, Inc., a SBIC, Fund Manager of the Southern Appalachian Fund, a New Markets Venture Capital Fund and Meritus Ventures, LP, a RBIC. Ray also monitors and advises all debt and equity products for these companies and is responsible for workouts and turnarounds for the companies. Ray also leads the team to express a value of the companies’ investment portfolios. Mr. Moncrief would provide the Board with cooperative and investment experience.
Kevin O’Connor is Senior Vice President of Business Development for Kidz Bop, LLC/Razor & Tie, LLC. Kevin is the company and brand ambassador for all business-to-business relations — toy companies, kids brands, media companies, video game publishers, book publishers, international partners, musicians, artists and authors. Kevin’s duties include creating, pitching and initiating operations for new ventures, including touring, licensing, teen music and preschool music labels, TV channels, international extensions and sponsorships. Mr. O’Connor would bring the Board small business experience.
Cynthia Richardson is a Registered Occupational Therapist with Aging in America Morningside House Nursing Home, Inc. Cynthia provides treatment for patients with various diagnoses. Ms. Richardson would provide the Board with experience in health care, an important customer segment.
Mark B. Shernicoff was President of Zucker and Shernicoff, CPAs when he retired in 2007. His duties included supervision of professional staff in the performance of audits of cooperative housing corporations and residential condominium associations and their income tax returns, operating and capital budgets and related issues. Mr. Shernicoff would bring the Board cooperative and financial experience.
Micheal J. Mercer is President and Chief Executive Officer of Georgia Credit Union Affiliates. In this capacity, he is responsible for the state trade association and several other state-level credit union support organizations. Mr. Mercer has represented the interests of Georgia credit unions in numerous ways for more than two decades. Mr. Mercer would bring to the Board banking experience.

Campbell C. Johnson III is Chairman and Chief Executive Officer of Urban Housing Alliance. His duties include assisting low and moderate-income persons and families, seniors and disabled individuals in maintaining ownership of their homes and their quality of life. Campbell also helps homeowners, cooperative associations and small landlords fight property assessment increases. Campbell also helps tenants form and strengthen effective tenant associations to assess organizational potential of cooperative structures to support decent housing and rent stabilization. Mr. Campbell would bring to the Board housing experience.
Incumbent Nominees for Directorships
Walden Swanson
Stuart M. Saft
COMPOSITION OF BOARD OF DIRECTORS
The Act provides that the Board of Directors of the Company shall consist of 15 persons serving three-year terms. An officer of the Company may not also serve as a director. The President of the United States is authorized to appoint three directors with the advice and consent of the Senate. Of the Presidential appointees, one must be selected from among proprietors of small business concerns that are manufacturers or retailers; one must be selected from among the officers of the agencies and departments of the United States; and one must be selected from among persons having extensive experience representing low-income cooperatives eligible to borrow from the Company. Janis Herschkowitz is the Presidential appointee from among proprietors of small business concerns. Nguyen Van Hanh is the Presidential appointee from among persons representing low-income cooperatives. The seat for the presidential appointee from among the officers of the agencies and departments of the United States is currently vacant.
The holders of Class B and Class C stock elect the remaining 12 directors. Under the bylaws of the Company, each stockholder-elected director must have at least three years experience as a director or senior officer of the class of cooperatives that he or she represents. The five classes of cooperatives are: (a) housing, (b) consumer goods, (c) low-income cooperatives, (d) consumer services, and (e) all other eligible cooperatives. At all times each class must have at least one, but not more than three, directors representing it on the Board.
No director may be elected to more than two consecutive full terms. After expiration of the term of a director, he or she may continue to serve until a successor has been elected or has been appointed and qualified.
COMMITTEES OF THE BOARD
The Board of Directors directs the management of the Company and establishes the policies of the Company governing its funding, lending, and other business operations. In this regard, the Board has established a number of committees, such as Audit/Risk Management, Mission Banking/Low Income, Executive/Compensation, Corporate Governance and Strategic Planning Committees.
The Audit/Risk Management Committee assists the Board of Directors in fulfilling its statutory and fiduciary responsibilities. It is responsible for overseeing all examinations and audits, monitoring all accounting and financial reporting practices, determining that there are adequate administrative and internal accounting controls and assuring that the Company, its subsidiaries and affiliate are operating within prescribed policies and procedures and in conformance with the applicable conflict of interest policies. The members of the committee are Roger B. Collins (Chair), William F. Hampel, Kenneth A. Rivkin, Stuart M. Saft, and Peter Conrad. The Board of Directors has determined that Roger B. Collins, is an “audit committee financial expert” and is “independent,” as those terms are defined in applicable regulations of the Securities and Exchange Commission (Item 407) under Regulation S-K).
The Mission Banking/Low Income Committee is responsible for evaluating the Company’s best efforts to achieve 35 percent of loans outstanding to low income cooperatives in accordance with established policies and for recommending to management ways in which the Company can further leverage its resources to have maximum impact on low income communities. The Committee is also responsible for collaborating with NCB Capital Impact to establish a plan for the creation and implementation of a development banking strategy that integrates and focuses resources across the Company and NCB Capital Impact, resulting in a range of development banking financial services that can be delivered to low income communities and other community development financial institutions. The members of the committee are Steven F. Cunningham (Chair), Alfred Plamann, Irma Cota, Nguyen Van Hanh, Walden Swanson, Jane Garcia and Robynn Shrader.

The Executive/Compensation Committee exercises all powers of the Board of Directors when failure to act until the next regular meeting will adversely affect the best interests of the Company, authorizes actions on fast moving issues when authority is granted by the entire Board, reviews and approves loans in excess of management authority and loan policy exceptions, serves as the appeal authority for loan turndowns, recommends nominees to the Board to fill unexpired terms of previously elected board members and reviews and recommends the consolidated annual budget for board approval. The members are Irma Cota (Chair), Stuart Saft, Steven Cunningham, Peter Conrad, William Hampel and Roger B. Collins.
The Executive/Compensation Committee is also responsible for assuring that the senior executives are compensated effectively in a manner consistent with the stated compensation strategy of the Company. The Executive/Compensation Committee also communicates the compensation policies to the members and the reasoning behind such policies, and recommends to the Board retainer and meeting fees for the Board of Directors and Committees of the Board. They also review the Company’s compensation strategy for executive council and matters relating to management succession. The Executive/Compensation Committee reviews the Company’s employee benefit programs.
The Corporate Governance Committee, formerly called the Nominating Committee, annually oversees the election for the Company directors. The committee periodically drafts election rules on behalf of the Board of Directors and reviews modifications and election materials. The Committee reviews the eligibility of nominees taking into consideration financial experience, size of constituency, organization represented, leadership and ability. The members of the committee are Peter Conrad (Chair), Irma Cota, Janis L. Herschkowitz, Judy Ziewacz, Kenneth A. Rivkin and Robynn Shrader.
The Strategic Planning Committee monitors and reviews all the Company-related entities’ planning activities delegated to them by the Board. The members of the committee are Irma Cota (Chair) and the full Board of Directors.
CODE OF ETHICS
The Company has adopted a code of conduct and ethics that includes the Company Senior Financial Officers’ Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the code is filed as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Company’s executive compensation program is designed to attract, retain, motivate and reward talented executives, including named executive officers (“NEOs”), who contribute to the Company’s growth and success. These objectives also guide the Company in establishing all of its compensation programs. As a result, the executive compensation program for the Company’s NEOs has the same overall structure as the Company’s other compensation programs.
Compensation Philosophy and Objectives
The Company’s philosophy is that as employees, including its NEOs, progress to higher levels at the Company, an increasing proportion of their pay should be linked to the Company’s success. In keeping with that philosophy, the Company bases compensation packages on a number of factors: the level of job responsibility, individual performance, company performance and marketplace considerations. The Company’s executive compensation program rewards NEOs for sustained financial and operating performance and leadership excellence. In this way, the programs serve as a mechanism to build loyalty among the Company’s executives, including the NEOs, align their interests with the Company’s Strategic Plan and encourage them to remain at the Company for long and productive careers. As a result of recent regulatory enforcement actions placed on the Company, the Company must seek regulatory approval prior to making changes to the compensation agreements of its directors or most senior executive officers.
Implementing the Company’s Philosophy and Objectives
The Board of Directors (the “Board”) has delegated the authority and responsibility to establish and administer the Company’s executive compensation to the Executive/Compensation Committee (the “Committee”). The Committee determines the overall compensation goals, how to implement them and who administers them, including delegating authority to the CEO and involving management to help design performance incentive compensation.
Benchmarking
The Company strives to provide competitive overall compensation for its Chief Executive Officer (“CEO”) and other NEOs and to achieve an appropriate mix between base salary, incentive compensation and other benefits. To further these goals, the Company periodically engages independent executive compensation consultants to review CEO and other NEO compensation packages. Annually, the Committee reconsiders whether to retain an independent consultant or to rely on previously provided information. The Committee and the CEO each use these reviews as a reference to inform their judgment in setting total CEO and other NEO compensation, respectively, in line with company objectives and in a manner that is competitive with comparable organizations in the banking and financial services industry with assets of at least $2 billion and an employee population under 500. To determine significant changes in individual CEO and NEO compensation, the Company considers significant changes to a NEO’s responsibility and significant changes in the relevant market. To further its goal of fostering executive commitment and long-term service, the Company seeks to compensate NEOs with total compensation packages within the 50th to 75th percentile range of the relevant market data.
As a result of the poor economic conditions substantially impacting the Company’s financial results, the Company has not been able to meet its goal to compensate its NEOs with total compensation packages within the 50th to 75th percentile range of the relevant market data.

Compensation Decisions
Under its delegated authority, the Committee determines and administers the CEO’s compensation package, which is approved by the Board. After reviewing market data and reports from the independent consultants, the Committee meets with the CEO to discuss and determine his annual compensation package and individual performance objectives for the year. For 2009, the CEO’s individual goals and performance objectives for the Company included (1) achieve budgeted net income, (2) focus on external and internal customers, (3) maintain a strong risk management culture, (4) improve operating efficiency, and (5) achieve mission related goals. The Committee sets the CEO’s overall compensation package and reports its decision to the Board. At the end of the year, the Board conducts a performance evaluation of the CEO in light of the agreed upon objectives, his contribution to the Company performance, and other leadership accomplishments. The Committee takes the Board’s evaluation into consideration when it determines the CEO’s award under the LTIP (as defined below), and the Committee recommends to the Board an award under the STIP (as defined below) along with any other changes to the CEO’s compensation.
The Committee delegates responsibility to the CEO to evaluate and determine compensation packages for the other NEOs. The other NEOs, along with the other executives, each write a “Max Plan,” which consists of individual goals and objectives linked to the wider the Company performance goals. The executives, including the other NEOs, present them to the CEO for approval. At the end of the year, the CEO carefully evaluates each of the other NEO’s performance by reference to individual Max Plans and assesses each individual’s achievement of agreed upon objectives, contribution to the Company performance and other leadership accomplishments. After evaluation, the CEO determines any merit increases in base salary for the upcoming year and incentive compensation awards for the executives, including the other NEOs. For both the CEO and the other NEOs, past compensation is not a factor in determining incentive plan awards.
Components of 2009 Executive Compensation
The elements of the Company’s executive compensation programs are:
•	base salary;
•	short-term incentive compensation;
•	long-term incentive compensation;
•	core employee benefits;
•	retirement benefits; and
•	perquisites and other personal benefits.
In 2009, the Company distributed compensation among base salary, cash incentive awards and other benefits. For the CEO, these elements were paid approximately in the following percentages: 68% for base salary, 0% for incentive compensation and 32% for other benefits. For Mr. Brookner, these elements were paid approximately in the following percentages: 74% for base salary, 0% for incentive compensation and 26% for other benefits. The other NEOs were paid in the following approximate percentages: 87% for base salary, 0% for incentive compensation and 13% for other benefits.
Base Salary
The Company provides its employees, including its NEOs, a base salary for services performed each year. To attract, retain and motivate its employees, the Company sets base salaries at approximately the 50th percentile of the market, but they vary depending on the scope of responsibilities, skill set, long-term performance and the period of time performing those responsibilities. Typically, the Company reviews base salary levels annually as part of each individual’s performance review and also upon any change in job responsibilities.
The annual salary review for the CEO and other NEOs takes into account the following factors:
•	individual performance;
•	market value of the NEO’s responsibility and skill set; and
•	contribution to the Company.

After review, the Committee recommends merit increases for the CEO based on individual performance and may recommend adjustments to base salary. The CEO, in turn, may implement merit increases or other adjustments to the base salaries of other NEOs based on the individual performance and other factors.
Performance-Based Incentive Compensation
The Company believes incentive compensation should represent a significant portion of executive compensation to align the interests of the Company executives, including NEOs, with the the Company Strategic Plan and reflect the fact that the performance of high-level executives impacts the Company’s success and growth. As a result, the Company has two non-equity cash incentive plans for its NEOs: the Executive Management Short-Term Incentive Plan (the “STIP”) and the Executive Long-Term Incentive Plan (the “LTIP,” collectively with the STIP, the “Incentive Plans”). In furtherance of the Company’s philosophy to reward financial operating success and to encourage long-term commitment, the Incentive Plans compensate NEOs for performance success by reference to specific company short-term and long-term performance goals, and to individual achievements with respect to the STIP only.
Executive Management Short-Term Incentive Plan
The STIP is an annual cash incentive program for certain Company executives, including the NEOs. Each year, the Committee reviews the plan objectives, specific performance goals established for each objective, weights assigned to each of them and potential awards under the STIP. Thereafter, the Committee recommends the plan to the Board for any action and approval. Consistent with the Company’s overall compensation philosophy, the objectives in the STIP parallel those of the performance plans for teams and individuals throughout the Company, including the NEOs. Performance under the plan is reviewed by management quarterly and communicated to STIP participants to motivate them to achieve the performance goals.
STIP for 2009
As a result of recent economic conditions that have severely impacted the Company’s financial performance, the Company’s critical performance areas for its 2009 STIP were not met. Those critical performance areas included (1) Earnings, (2) Asset Quality, (3) Liquidity, (4) Capital Maintenance, (5) Regulatory Compliance, and (6) Compliance with loan agreement covenants.. It is within the discretion of the Committee for the CEO and within the discretion of the CEO for the other executives, including the NEO’s to determine the actual amount of an award (if any) under the STIP. For 2009 the Committee and the CEO exercised that discretion due to the Company’s overall financial performance and incentive targets not being met and made no awards to the CEO or other NEO’s under the 2009 STIP.
STIP for 2010
In light of the current economic conditions continuing to affect the Company’s financial performance, a 2010 STIP had not been approved by the Board as of the date of this filing. The Company may still approve a 2010 STIP at a later date and any awards payable under the 2010 STIP will be made in 2011.
Executive Management Long-Term Incentive Plan
In 1999, in furtherance of motivating and retaining executives for the long-term, the Company established the LTIP to provide long-term incentive awards for the Company’s executives, including NEOs, consistent with the Company’s long-term strategic plan. The LTIP sets forth company-wide performance goals for a three year period and establishes award levels proportionally to the stated performance goals.
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

Each LTIP has a three year performance period and executives, including NEOs, receive awards, if earned, based on achievement of the Company strategic long-term performance goals but only at the end of the entire period. Awards vest at the end of the three year period and are based on a percentage of a NEO’s “Aggregate Base Salary,” which is the sum of the NEO’s base salary in years one and two of the applicable plan period. Awards, if earned, are payable more frequently than every three years; they are payable every other year because a new LTIP period commences at the beginning of the third year of the immediately preceding three year LTIP period. This structure encourages long-term commitment because executives, including NEOs, only receive long-term incentive compensation, if at all, every other year based on the Company’s previous three years of performance.
If employment terminates before an award vests due to cause or involuntary termination, then it is forfeited. In the event of death, disability or retirement before the end of a LTIP three year period, the NEO or the NEO’s beneficiary is entitled to a prorated award (if any) based upon the number of months that the NEO was employed during the plan period. If a change in control occurs, awards vest at the target performance level as of the date of the change in control, unless the Company’s actual performance exceeds the target level on such date, in which case, any awards vest at the superior performance level.
In January 2007, the Committee approved the 2007 to 2009 LTIP for the period of January 1, 2007 through December 31, 2009. The Committee used the 2007 to 2009 Strategic Plan to set the performance goals. The threshold and target percentages of Aggregate Base Salary were set at the same level as under the previous two LTIP periods, but increased the maximum percent of Aggregate Base Salary from 81.25% to 87.5% for the CEO and from 56.25% to 62.5% for the other executives, including the NEOs. These maximum thresholds are computed by multiplying the maximum percentage available (70% for the CEO and 50% for the other NEOs) by 25% (the increase for a low income market development adjustment) and adding those two figures for the maximum percentage. The Committee designated (1) financial strength; (2) value to customers; and (3) deposit growth as the overall categories of performance goals. The category of value to customers was the only one met for the 2007 to 2009 LTIP as shown in the table below:

Performance Goal Met for		Threshold Goal
01/01/07 – 12/31/09 LTIP	Weight	Achieved	Awards
Value to Customers: Total commitments and financial transactions arranged for customers including loans, leases, letters of credit, private placements and deals closed by referral sources	25%	$5.5 billion 2007 through 2009	CEO: 5% of Base Salary NEOs: 3.75% of Base Salary
No awards have been paid for the 2007 to 2009 LTIP as of the date of this filing because the Committee had not certified performance and approved the cash awards.
In 2008, the Committee certified performance and approved cash awards for the 2005 to 2007 LTIP at 31.9% of Aggregate Base Salary for the CEO and 22.2% of Aggregate Base Salary for the other NEOs for the 2005 to 2007 LTIP. As a result, the Summary Compensation Table includes the awards earned under the 2005 to 2007 LTIP in the 2007 Non-Equity Incentive Plan Compensation column.
As of the date of filing the Compensation Committee had not approved a LTIP for the period 2009 to 2011. The Committee determined, given the severe economic conditions within the U.S, that it needed more time to establish a plan for this three year period to ensure that it would both meet the strategic objectives of the Company and be a suitable incentive to the Company’s executives, including its NEOs.

Benefits
Core Employee Benefits
The Company offers core employee benefits to all of its employees, including its NEOs, to meet their needs in the event of illness or injury and to enhance productivity and job satisfaction with programs that focus on work/life balance. The Company provides life insurance coverage and accidental death and dismemberment insurance at three times annual salary up to a maximum of $1,000,000 for the CEO and $750,000 for the other NEOs. The Company also provides travel accident insurance, worker’s compensation and retirement insurance.
Through its consumer banking program, the Company provides all of its employees, including its NEOs, and directors the opportunity to earn an extra one percent interest on deposits, reduced fees on a variety of checking and savings accounts, a one percent lower interest rate than otherwise available for consumer loans and a one percent rebate up to $10,000 annually on mortgage loans.
In keeping with the Company’s goal of rewarding long-term commitment, the Company honors employees, including its NEOs, with cash service awards for every five years of service beginning on an employee’s fifth anniversary in varying amounts depending on the length of service.
Retirement Benefits
To facilitate employee retention, the Company provides employees, including NEOs, opportunities to save for retirement under the Company Retirement and 401(k) Plan. Employees who participate select from a variety of options to invest their retirement savings. The Company balances the savings and retirement plans’ effectiveness as a compensation and retention tool with their cost.
Employees, including NEOs, may make pre-tax contributions qualified under section 401(k) of the Internal Revenue Code (“IRC”). Each eligible employee, including the NEOs, may elect to contribute up to 60% of base salary or $16,500 (the limit prescribed by the IRC) for 2009. The Company matches employee contributions up to 6% of base salary. With continuous service, the Company’s matching contributions vest incrementally after two years and fully vest after six years.
For 2009, the Company also made non-elective retirement contributions under the Company’s plan for all of its employees, including the NEOs, beginning one year after their employment with the Company. The Company contributed approximately 6% of each eligible employee’s base salary up to $245,000, as limited by IRC. For 2010, the Company has modified this plan to a discretionary profit sharing plan. Thus, it is now at the Company’s discretion as to the level of employer contribution. This modification gives the Company more flexibility in its employer contribution in both up and down financial market cycles. Like the Company’s 401(k) matching contributions, retirement account contributions vest incrementally after two years and fully vest after six years with continuous service.
The two plans are combined and maintained in one account. The Company’s Retirement and 401(k) Plan is a tax-qualified defined contribution plan. the Company does not have any tax-qualified defined benefit pension plans.
Deferred Compensation
NEOs Deferred Compensation Plan
The Company has also implemented an unfunded Deferred Compensation Plan to motivate and retain executives, including the NEOs, and directors by providing them with additional flexibility in structuring the timing of their compensation payments. The Company provides this benefit to allow NEOs to save for retirement in a tax-efficient manner at minimal cost to the Company. Because other similarly situated financial institutions provide deferred compensation plans, the Company believes that its Deferred Compensation Plan is an important recruitment and retention tool.

Under the Deferred Compensation Plan, NEOs may defer receipt of base salary and cash incentive compensation payments. Any amount deferred is credited with interest at a rate equal to the average yield on actively traded U.S. Treasury issues, adjusted to a constant maturity of one year plus one percent. The reported interest rate is determined in December of the prior year. In 2009 and 2008 the interest rate credited to these accounts was not “above market;” accordingly, earnings on deferred amounts under the Deferred Compensation Plan do not appear in the Summary Compensation Table. The interest rate credited to these accounts under the Deferred Compensation Plan in 2007 was “above market;” accordingly, earnings on deferred amounts that were “above market” appear in the summary compensation table. The Company pays compensation benefits deferred under the plan on July 1 or December 31 following a NEO’s retirement, disability or termination. Accumulated amounts under the Deferred Compensation Plan and the NEOs deferred compensation agreement are shown in the Nonqualified Deferred Compensation Table and are discussed in further detail under the heading “Nonqualified Deferred Compensation.” As shown in the Nonqualified Deferred Compensation Table, none of the NEOs deferred any compensation during 2009.
CEO’s Deferred Compensation Plan
The Company also entered into a deferred compensation agreement with the Company’s CEO, on November 4, 1994. The CEO’s deferred compensation agreement is also an incentive for him to continue serving as the Company’s President. Under his deferred compensation agreement, the CEO may elect to defer an amount or percentage of his compensation. Interest is credited to the account on the last day of each quarter in an amount equal to 100 basis points above the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit. Like the accounts under the Company’s Deferred Compensation Plan, the CEO’s account is unfunded. The interest rate credited under the CEO’s deferred compensation agreement in 2009, 2008 or 2007 was not “above market;” accordingly, those earnings do not appear on the summary compensation table.
The Company does not pay compensation benefits deferred under the CEO’s compensation agreement earlier than three months after the date of the CEO’s retirement or other termination of employment. Accumulated amounts under the Deferred Compensation Plan and the CEO’s deferred compensation agreement are shown in the Nonqualified Deferred Compensation Table and are discussed in further detail under the heading “Nonqualified Deferred Compensation.” As shown in the Nonqualified Deferred Compensation Table, the CEO did not defer any compensation during 2009.
Perquisites and Other Personal Benefits
The Company provides its executives, including its NEOs, with perquisites and other personal benefits that are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. These benefits are reflected in the Summary Compensation Table in the “All Other Compensation” column. These benefits include monetary service awards, discretionary spot awards for individual achievement, premiums paid on life insurance policies, in some instances payments to defray income tax incurred with respect to those life insurance premiums, and a car allowance for the CEO. The Committee annually reviews the level of perquisites and other personal benefits provided to its executives to ensure that they are consistent with the Company’s compensation philosophy and objectives.
Salary Continuation Program
The Company has a salary continuation program to assist eligible employees in transitioning to other employment. Employees, including NEOs, are eligible for the program with the approval of the applicable division head and the Managing Director of Human Resources. This program is an efficient and cost-saving way to provide extended protection and financial reassurance to the Company employees, including NEOs, and thereby facilitates the Company’s retention and productivity goals. It is competitive with the programs offered by comparable organizations.

To participate in the program employees must have at least 90 days of service at the Company. The amount of salary continuation available under the program increases with the length of service at the Company up to a maximum of one year of service and is contingent on the employee executing a release. Eligible employees, including the NEOs, also may continue to receive medical insurance benefits and will receive payment for vacation accrued as of the date of termination. Salary continuation benefits cease in certain circumstances, including when the person dies, or continues employment with the Company or an acquiring entity in a non-comparable position. Other than the salary continuation program available to the Company employees generally, the Company does not have severance agreements with its NEOs, other than the CEO.
The Company has a severance agreement with the CEO to provide reasonable and conservatively competitive payments and benefits if terminates him without cause. Termination for cause includes but is not limited to the CEO’s failure to perform substantial duties, gross negligence, bad faith or willful misconduct.
The CEO’s severance agreement also provides benefits in the event of the CEO’s voluntary termination without good cause on nine months’ prior written notice. In exchange for the Company’s agreement to pay severance under this agreement, the CEO must comply with non-competition and confidentiality provisions and provide limited consulting services to the Company for three years up to a maximum of 15 days per year on matters to which he devotes significant time while at the Company.
The CEO’s severance agreement was amended in 2008. Among other changes, the agreement extended the CEO’s severance from 18 to 24 months in certain circumstances. Also, as a result of recent regulatory enforcement actions placed on the Company, the Company may not make severance payments except permitted under its general severance policy.
For a more detailed description of these post-employment benefits, see the discussion under “Potential Payments upon Termination or Change in Control.”
THE COMPENSATION COMMITTEE REPORT
The Executive/Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Executive/Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
Irma Cota, Chair
Stuart M. Saft
Roger B. Collins
Steven F. Cunningham
Peter A. Conrad
William F. Hampel

COMPENSATION OF THE OFFICERS
The Summary Compensation Table below summarizes the total compensation earned by each of the Company’s NEOs for the years ended December 31, 2009, 2008 and 2007.
SUMMARY COMPENSATION TABLE

				Change in Pension
				Value and
				Nonqualified
			Non-Equity	Deferred	All Other
			Incentive Plan	Compensation	Compensation
Name and Principal Position	Year	Salary	Compensation (1)	Earnings (2)	(3)	Total
Charles E. Snyder,	2009	$539,040	$—	$—	$356,806	$895,846
President & Chief Executive Officer	2008	$524,773	$—	$—	$245,363	$770,136
	2007	$523,412	$307,567	$—	$249,855	$1,080,834

Richard L. Reed	2009	$310,739	$—	$—	$46,586	$357,325
Executive Managing Director & Chief Financial Officer	2008	$303,160	$—	$—	$44,009	$347,169
	2007	$302,188	$124,582	$—	$42,796	$469,566

Steven A. Brookner	2009	$403,997	$—	$—	$144,586	$548,583
Executive Managing Director of the Company &	2008	$395,902	$—	$—	$142,009	$537,911
Chief Executive Officer of NCB, FSB	2007	$389,736	$146,546	$—	$141,304	$677,586

Kathleen M. Luzik	2009	$299,118	$—	$—	$46,586	$345,704
Managing Director of the Company and	2008	$292,118	$—	$—	$44,009	$336,127
Chief Operating Officer of NCB, FSB	2007	$289,510	$110,536	$216	$42,776	$443,038

James C. Oppenheimer	2009	$281,875	$—	$—	$37,524	$319,399
General Counsel and Corporate Secretary	2008	$275,000	$—	$—	$11,033	$286,033
	2007	$—	$—	$—	$—	$—

(1)
It is within the discretion of the Committee for the CEO and within the discretion of the CEO for the other executives, including the NEOs to determine the actual amount of an award (if any) under the STIP. As a result of the continued negative impact of the economy on the Company’s financial results, Committee and the CEO exercised its discretion and made no awards under the 2009 STIP. For the same reasons, there were no amounts paid under the 2007 to 2009 LTIP.

The 2008 STIP specified three objectives, all of which were required to be achieved before any payment would be made. Because one of the objectives, “Grow Core Profitablity” was not achieved, no payment under the 2008 STIP was made to either the CEO or other NEOs.

For the 2007 to 2009 LTIP, the Committee certified performance and approved cash awards for plan performance at 31.9% of Aggregate Base Salary for the CEO and 22.2% of Aggregate Base Salary for the other NEOs. As a result, the Summary Compensation Table includes the award amounts earned in 2007 for the CEO and each NEO under the 2005 to 2007 LTIP.

For 2007, the Non-Equity Incentive Plan Compensation column reflects cash awards to the NEOs for performance in 2007 under the STIP. The 2007 STIP specified a maximum amount that may be awarded to the CEO and the other NEOs for a given balanced score achieved for 2007 under the 2007 STIP. The Company achieved a balanced score of 80 points under the 2007 STIP scorecard. Accordingly, the Company’s score of 80 points under the plan was enough for an award of up to 40% of Adjusted Base Salary and up to 30% of Adjusted Base Salary for the CEO and the other executives, including NEOs, respectively. However, it is within the discretion of the Committee for the CEO and within the discretion of the CEO for the other executives, including the NEOs to determine the actual amount of an award (if any) under the STIP. For 2007 the Committee and the CEO exercised that discretion due to the Company’s overall financial performance and made no awards under the 2007 STIP.

(2)
This amount is the “above market” interest earned on deferred compensation for 2007. The effective interest rate for 2007 was 6.1%, which was 0.33% above the applicable market. In 2009 and 2008 the interest earned on deferred compensation was not “above market”.

(3)	For each NEO, the amount shown in the “All Other Compensation” column is comprised of the following for 2009:

The Company’s contribution of $5,638 for Mr. Oppenheimer and $14,700 to the retirement contribution accounts of each of the other NEOs, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

The Company’s matching contribution of $14,700 to the 401(k) contribution accounts of each NEO, which is further explained in the Compensation, Discussion and Analysis under the heading “Retirement Benefits.”

The Company’s insurance premium payments in the amount of $1,920 for the CEO and $1,440 for all other NEOs.

The Company’s health insurance premium payments in the amount of $15,170 for all NEOs.

The Company’s long-term disability insurance premiums in the amount of $10,066 for the CEO and $576 for all other NEOs.

The “All Other Compensation” column for Mr. Snyder and Mr. Brookner includes $183,900 and $98,000, respectively, to pay life insurance policy premiums and to defray income tax incurred with respect to those life insurance premiums. Mr. Snyder’s compensation also includes a $106,600 tax liability make whole (see the Narrative to the Deferred Compensation Table for more detail) and a $9,750 car allowance.

Narrative to the Summary Compensation Table
For 2009, 2008 and 2007, each of the NEOs received one or more forms of cash compensation in base salary, non-equity incentive compensation, retirement and savings plans contributions, and some other personal benefits as described in the footnotes (2) and (3) to the Summary Compensation Table. In addition, the Company’s NEOs participate in the Company’s core benefits programs as described in the Compensation Discussion and Analysis under the heading “Benefits.” The Company’s NEOs did not receive any payments during 2009, 2008 and 2007 that would be characterized as “Bonus,” “Stock Awards” or “Option Awards,” and as a result, the Company has not included those columns in its Summary Compensation Table.
The Company has no written employment agreements with its NEOs, except the CEO. The Company has an agreement with its CEO, pursuant to which the Company agrees to continue to employ him and the CEO agrees to devote his time, attention, skills and efforts to the performance of his duties. If the Company terminates him without cause or if he resigns, in some circumstances, the agreement provides for post-employment benefits. The CEO’s post-employment benefits are described more fully under the heading “Post-Employment Benefits” in the Compensation Discussion and Analysis and under the heading “Potential Payments on Termination of Employment or Change in Control.”

The following table sets forth the range of potential awards available under the Company’s 2009 STIP, described in the Compensation Discussion and Analysis, under the heading “Performance-Based Incentive Compensation.” The amounts in the table above are calculated based on the NEOs salaries at December 31, 2009, which differ from the NEOs total 2009 salary reflected in the Summary Compensation Table. The STIP provides performance based cash awards. The Company has no equity incentive plans. The fact that no payments were actually awarded under this plan is reflected in the Summary Compensation Table.
Grants of Plan-Based Awards — 2009

					Estimated Future Payouts Under Non-
					Equity Incentive Plan Awards
	Grant	Action			Threshold	Target	Maximum
Name	Date (1)	Date (2)	Plan (3)		Amount	Amount	Amount
Charles E. Snyder	01/01/09	02/01/09	STIP	(4)	$0 to $134,760	—	$242,568
Richard L. Reed	01/01/09	02/01/09	STIP	(4)	$0 to $62,148	—	$108,759
Steven A. Brookner	01/01/09	02/01/09	STIP	(4)	$0 to $80,799	—	$141,399
Kathleen M. Luzik	01/01/09	02/01/09	STIP	(4)	$0 to $59,824	—	$104,691
James C. Oppenheimer	01/01/09	02/01/09	STIP	(4)	$0 to $56,375	—	$98,656

(1)	The grant date is the date that begins the measurement period under the applicable Incentive Plan.

(2)	The action date listed in this column is the date the Company adopted the plan setting forth the performance goals, with the weights attributable to each goal and the corresponding potential awards.

(3)	This column indicates the plan applicable to the potential awards.

(4)
Under the 2009 STIP, the Company determined the actual award by reference to the performance by the Company over three objectives for the one year period, as described in the Compensation Discussion and Analysis under the heading “Short-Term Incentive Compensation for 2009.” The STIP only has a set maximum percentage of Adjusted Base Salary potentially available, but no stated target or minimum. In other words, even if the Company had achieved performance sufficient to earn the minimum required performance level, whether any amount and how much would have been awarded under the plan is discretionary. Accordingly, to show the fact that the minimum performance level could result in varying percentages of Adjusted Base Salary available as an award or none at all, the Company has shown the threshold under the plan as the range of potential awards up to the maximum award. In light of the structure of this plan, the “target” amount in the table is blank. Under the 2009 STIP, the threshold percentages ranged from 0% to 25% and from 0% to 20% of Adjusted Base Salary, respectively for the CEO and the other NEOs. The maximum percentages were 45% and 35%, respectively for the CEO and the other NEOs.

No awards were actually made under this plan for 2009.

Nonqualified Deferred Compensation
The Deferred Compensation Table below sets forth certain information with respect to non-tax qualified deferrals of compensation by the Company’s NEOs, none of whom deferred any compensation in 2009.
Deferred Compensation Table — 2009

			Aggregate
	Executive	Aggregate	Withdrawals/
	Contributions	Earnings	Distributions	Aggregate Balance at
Name	in 2009	in 2009	in 2009	12/31/09
Charles E. Snyder	$—	$21,368	$—	$682,657
Kathleen M. Luzik	—	1,133	(131,186)	—
None of the 2009 earnings or amounts included in the aggregate balance at December 31, 2009 are included in the Summary Compensation Table.
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
The Company maintains unfunded individual accounts for each participant and credits each account with the amount deferred by the participant and interest at the rate of actively traded U.S. Treasury issues, adjusted to a constant maturity of one year, plus one percent. The reported interest rate is determined in December of the prior year. For 2009, the interest rate determined as of December 31, 2008 was 1.49%.
Payments under the Deferred Compensation Plan will commence following the NEO’s separation of service from the Company or after the NEO has reached the age of 65, if still employed by the Company. However, a NEO may be allowed to access funds in his deferred compensation account earlier than the beginning of the first month following retirement or separation from the Company under certain circumstances upon a showing of financial hardship. Distributions are made in lump sum, or in annual installments over a maximum of five (5) years, generally, at the election of the participant.
Under the CEO’s deferred compensation agreement, he may elect to defer some amount or percentage of his compensation. Interest is credited to his account on the last day of each quarter in an amount equal to 100 basis points plus the yield on a five-year U.S. Treasury Note with a maturity date on or nearest to the date of such quarterly credit.
The Company does not pay compensation benefits deferred under the CEO’s deferred compensation agreement earlier than thirty (30) days after the date of the CEO’s separation of service from the Company. At that time pursuant to the agreement, the Company makes annual payments on the anniversary of such termination date in equal amounts of $25,000 or 20% of the account balance or in a lump sum. In the event of death prior to the date of final payment, the remaining balance is paid to his beneficiary on the 60th day after his death. Like the Deferred Compensation Plan, this account is unfunded.
The Company does not make contributions to any accounts under the Deferred Compensation Plan or under the CEO’s deferred compensation agreement, other than the credited interest. Accordingly, the Company has not included a column for registrant’s contributions.

The agreement was amended to eliminate the requirement that, absent a written election to the contrary, the Company would defer ten percent (10%) of the CEO’s salary each year. Also in 2008, the Company agreed to make the CEO whole for any tax liability he incurred in 2009 as a result of the Company’s failure to have deferred ten percent (10%) of his income in the years 2005 through 2008, during which time he did not make an election. The payment to Mr. Snyder in that regard was approximately $106,600. This payment is included in Mr. Snyder’s 2009 “All other Compensation” in the Summary Compensation Table.
Potential Payments Upon Termination of Employment or Change of Control
The discussion and tables below describe potential payments and benefits to which each NEO would be entitled under certain circumstances (“Trigger Events”) if the NEO’s employment with the Company terminates. Trigger Events include: voluntary termination with good reason; voluntary termination without good reason; involuntary termination for cause; involuntary termination without cause; termination due to death, disability, or retirement; and termination due to change of control. The applicable Trigger Events under each agreement or program entitling the NEO to payments or benefits upon termination or change of control vary and are described in more detail below.
The payments and benefits discussed and shown in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees upon termination generally, including continued participation in health, dental or vision insurance; salary continuation for up to one year; payment of accrued vacation leave; and 401(k) and retirement plan benefits. The amounts shown on the tables in this section assume that the effective date of each Trigger Event is December 31, 2009, and reflect the estimated amounts earned and payable as of that date. The actual amounts to be paid can only be determined at the time any such event occurs.
Regular benefits under the Company Retirement and 401(k) Plan
See “Retirement Benefits” in the Compensation Discussion and Analysis.
Deferred Compensation
Under the Deferred Compensation Plan applicable to the NEOs (except the CEO), in the event of a separation of service, the unfunded amount credited to each NEO is payable under the terms of the plan. Assuming a Trigger Event effective December 31, 2009, the amounts are payable beginning January 1, 2010. Amounts are payable either in a lump sum or annual installments over 5 years, as elected by the NEO or the NEO’s beneficiary, subject to certain limitations in the plan.
Under the CEO’s deferred compensation agreement, if a separation of service occurred retirement or termination of employment occurred on December 31, 2009, then the Company would be obligated to make annual payments to the CEO or his beneficiary beginning on February 1, 2010 in the amount of 20% of the unfunded amount. However, as a result of recent regulatory enforcement actions placed on the Company, there are now limitations on changes to senior executive compensation.
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

To determine the award for termination due to death or disability occurring on December 31, 2009, the terms of the LTIP provide for the following assumptions: (1) that the NEO received the same base salary that he or she was receiving on the date of the applicable event, and (2) that the Company achieved the target level of performance without regard to the actual level achieved. For 2009, the awards available for meeting the target performance goals were 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Under these circumstances, the amount of the award is prorated based on the number of months an employee was employed under the plan. Where the death or disability occurs on December 31, 2009, the employee would have been employed for the full 36 months under the 2007 to 2009 LTIP. The certification of performance and approval of awards are presumed under these circumstances and the Company is deemed to have achieved the target level of performance without regard to the actual level achieved and without any certification and approval. Accordingly, with respect to the 2007 to 2009 LTIP the amount would not be prorated and the amount payable would be the full amount of the target level.
For termination due to change of control, the NEOs are entitled to an award based on the rate for performance meeting target goals or the rate for actual performance estimated on the applicable date, if higher. The estimated performance as of December 31, 2009 was below the target rate, thus the applicable rate for termination due to a change in control is at the target goal level of 50% of Aggregate Base Salary and 30% of Aggregate Base Salary for the CEO and the other NEOs, respectively. Unlike awards made for termination due to death or disability, payments for termination due to change of control are not subject to any prorating.
If employment terminated on December 31, 2009 due to cause or involuntary termination, the requisite certification of performance and approval of awards under the LTIP would not have occurred and the LTIP award would be forfeited.
The amounts payable under each LTIP for termination due to death or disability and change in control occurring on December 31, 2009 for each NEO is shown in the table below.

	2007 – 2009 LTIP Payable for Termination
	Due to Death or	Due to Change in
Name	Disability	Control
Charles E. Snyder	$794,173	$794,173
Richard L. Reed	274,826	274,826
Steven A. Brookner	356,363	356,363
Kathleen M. Luzik	264,224	264,224
James C. Oppenheimer	167,063	167,063
STIP
In the event a NEO is terminated for cause or involuntarily terminated without cause, the STIP is forfeited. For all other Trigger Events, assuming the date of the Trigger Event is December 31, 2009 and the Company achieved all objectives under the 2009 STIP, the CEO and the other NEOs, within the discretion of the Committee and the CEO, respectively, are eligible for an award under the plan up to 45% of 2009 Adjusted Base Salary for the CEO and 35% of 2009 Adjusted Base Salary for the other NEOs. The 2008 STIP required that each of the three objectives must be achieved before any payout could be made under the plan. Because one of the objectives, “Grow Core Profitablity” was not achieved, no payment under the 2008 STIP was made to either the CEO or other NEOs.

Life Insurance Proceeds
As reflected in the Summary Compensation Table in the “All Other Compensation” column and described in the notes to it, the Company pays premiums on life insurance policies for each of its NEOs and pays premiums for additional life insurance for Mr. Snyder and Mr. Brookner. The policies available for all NEOs have a face value of $1,000,000 and $750,000 for the CEO and the other NEOs, respectively. The supplemental policies for Mr. Snyder and Mr. Brookner have with a face value of $2,640,970 and $3,076,000, respectively. All ownership rights of the supplemental policies belong to Mr. Snyder and Mr. Brookner. In the event of death, the insurer, not the Company, would pay the face value of the deceased NEO’s policy or policies, as the case may be, to the designated beneficiary. Also, in the event of Mr. Snyder’s death, the Company would be entitled to a payment of $177,823 from the proceeds to reimburse it for the initial premium paid by the Company in 2002. Due to changes in federal tax laws and the enactment of Sarbarnes-Oxley, the Company now pays the premiums on behalf of Mr. Snyder and treats the entire premium payment as taxable compensation to him, as described in more detail above in the section titled “Perquisites and Other Personal Benefits.”
Because all regular salaried employees of the Company are entitled to life insurance for three times base salary up to a maximum amount of $500,000, the amounts shown below reflect only the additional benefits to which the NEOs are entitled. The CEO is also entitled to continued premium payments for his additional life insurance policy for six months following termination under certain circumstances under his severance agreement, as described in more detail below in the section titled “Benefits Payable to the CEO under Severance Agreement.”

	Life Insurance Payable for
Name	Termination Due to Death
Charles E. Snyder	$2,963,147	(1)
Richard L. Reed	250,000
Steven A. Brookner	3,326,000	(1)
Kathleen M. Luzik	250,000
James C. Oppenheimer	—

(1)
These amounts are based upon the face value of Mr. Snyder’s and Mr. Brookner’s supplemental policies, less, in Mr. Snyder’s case, the amount payable to the Company to reimburse it for the initial premium. The policies are variable life insurance policies and the actual amount of the death benefit will vary depending on the earnings on the investment options selected by the NEO under the policy.

Benefits Payable to the CEO under Severance Agreement
The Company has no severance agreements with its NEOs, except its CEO. Under his severance agreement, the CEO receives cash payments and other employee benefits for any Trigger Event except termination for cause or for death. The severance agreement entitles him to receive continued salary payments in an amount that is the greater of (1) his base salary at the rate on the termination date, or (2) if within the 60 days prior to his termination his salary was reduced, his salary prior to such reduction, for twenty four (24) months following termination, other than for cause or as a result of death. Because regular salaried employees of the Company are entitled to salary continuation for up to one year, based on years of service, the amount shown in the table reflects the additional twelve (12) months of base salary to which the CEO would be entitled under the severance agreement. However, as a result of recent regulatory enforcement actions placed on the Company, there are now limitations on changes to senior executive compensation.
In addition to salary continuation, the CEO is entitled to other benefits. Many of these benefits are also available to regular salaried employees of the Company under its salary continuation program. Benefits to which the CEO would be entitled under the severance agreement not otherwise available to regular salaried the Company employees are: payment of accrued sick leave; an amount equal to the cost of the Company providing the Company Retirement and 401(k) Plan benefits as though the CEO continued to be employed by the Company during the first six months following involuntary termination other than for cause or death; premium payments for the CEO’s supplemental life insurance policy for six months following termination; and payment of additional disability buy-up insurance premiums for six months. As of December 31, 2009, the CEO had zero accrued sick leave. The estimated amounts payable for a Trigger Event except termination for cause or for death, for the remaining benefits are shown in the table below.

If both parties agree, the CEO may be paid in one lump-sum for the value of all of his severance benefits to the extent permitted under Section 409A of the United States Internal Revenue Code. If the CEO is terminated for a disability that renders him unable to perform his job, the benefits payable under the severance agreement are reduced by the amount of any disability benefits actually received under any other Company employee disability benefits. If the CEO secures new employment during the payout period, then the Company’s obligation to pay benefits is terminated or reduced as follows: If the new position has a base salary plus bonus or incentive compensation (the “New Compensation”) equal to at least 90% of the CEO’s base salary plus an amount equal to his average incentive compensation for the five fiscal years preceding the termination year (the “Old Compensation”), then his severance benefit terminates. Otherwise, his severance benefit is reduced to an amount that combined with the New Compensation, equals 90% of his Old Compensation.
In exchange for severance benefits, the CEO must execute a mutual release under which the CEO releases the Company of any obligations arising from the CEO’s employment, with the exception of the CEO’s earned deferred compensation, and the Company releases the CEO of any claims it has or may have against the CEO. Payment of severance benefits is contingent on certain provisions for the three years beginning on termination, including the non-competition and confidentiality provisions pursuant to which the CEO may not (1) become a substantial owner, employee or agent of any Company competitor, or (2) induce any officer of the Company or an affiliate to leave the Company or engage in a competitive business. Furthermore, during that period, the CEO must provide limited consulting services to the Company upon request up to a maximum of 15 days per year, on matters to which he devoted significant time while at the Company and thereafter, cooperate with any governmental investigation or any litigation arising out of matters to which he devoted significant amounts of time while at the Company.
If the CEO voluntarily terminates employment without good reason, but provides the Company at least nine months prior notice, then the CEO is entitled to continuation of salary for one year. However, because regular salaried employees of the Company are entitled to salary continuation for up to one year, based on years of service, the CEO receives no greater payments under this provision, as reflected in the table below.

	Benefits Payable to CEO Under Severance Agreement
	Any Termination in
	Employment, Except
	Termination for Cause or	Voluntary Termination
	for Death	Without Good Reason
Salary continuation	$539,040	$—
Accrued sick leave	—	—
Continued retirement payments	14,700	—
401(k) Pension	14,700	—
Premium payments for supplement life insurance policy	91,950	—
Premium payments for additional disability buy-up insurance	4,745	—

Total	$665,135	$—

Director Compensation Table — 2009

Fees Earned or
Name	Paid in Cash
Irma Cota, Chairperson	$40,555
Stuart M. Saft	32,250
Roger B. Collins	31,750
Peter Conrad	18,500
Steven Cunningham	32,500
William Hampel	5,000
Grady B. Hedgespeth	3,250
Janis Herschkowitz	15,244
Rosemary Mahoney	6,750
Stephanie McHenry	5,250
Richard A. Parkinson	5,000
Alfred A. Plamann	30,250
Walden Swanson	5,500
Nguyen Van Hanh	9,369
Kenneth Rivkin	24,500
Robyn Shrader	21,750
Jane Garcia	23,500
Judy Ziewacz	18,500
David G. Nason *	—

*
As the Presidential appointee from among the officers of the agencies and departments of the United States, Mr. Nason was not entitled to director compensation during his tenure as a member of the Board of Directors.

Narrative to Director Compensation Table
Members of the Company’s Board of Directors (the “Board”) receive cash compensation for their Board service as shown in the preceding table. Under the Act, directors who are appointed by the President of the United States from among proprietors of small business and from persons with experience in low-income cooperatives are entitled to (1) compensation at the daily equivalent of the compensation of a GS 18 civil servant which amounted in 2009 to $662 a day, and (2) travel expenses. Typically, these directors receive compensation for no more than nine days a year. The director appointed by the President of the United States from among the employees of the United States Government is not entitled to any compensation from the Company, other than reimbursement of expenses.
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
The Company directors do not receive stock or option awards or non-equity incentive plan compensation for their service as directors. They are entitled to participate in some of the benefit programs, which are generally available to all Company employees. Directors may participate in the Company’s Deferred Compensation Plan under the same terms as the NEOs as described under the heading “Nonqualified Deferred Compensation.” None of the current Company directors have elected to participate in the Deferred Compensation Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Certain Stockholders and Management
Three of the Company’s stockholders own in excess of 5% of the outstanding shares of the Company’s Class B or Class C stock. The shareholders purchased a portion of this stock in connection with sizable loans made by the Company to them and received a portion of the stock as patronage dividends from the Company. The Company’s voting policy, however, does not allocate voting rights solely based on the number of shares of Class B or Class C stock held and prohibits any one stockholder from being allocated more than five percent of the votes allocated in connection with any stockholder action.
The following table shows those cooperatives that owned more than 5 percent of the Company’s Class B or Class C stock as of December 31, 2009.

	Class B Stock		Class C Stock
		Percent of		Percent of
Name of Shareholders	Shares	Class	Shares	Class
The Co-operative Central Bank	30,500	1.70%	29,614	11.64%
Greenbelt Homes, Inc.	14,440	0.80%	29,518	11.60%
Group Health, Inc. *	14,227	0.79%	15,068	5.92%

*	Included in Group Health, Inc. is Central Minnesota Group Health Plan’s (who is affiliated with Group Health, Inc.) 5,469 and 3,588 shares of Class B and Class C stock, respectively.
Because the Act restricts ownership of the Company’s Class B and Class C stock to eligible cooperatives, the Company’s officers and directors do not own any Class B or Class C stock, although cooperatives with which such officers and directors are affiliated may own such stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Transactions
In the ordinary course of business, the Company has made loans at prevailing interest rates and terms to directors and executive officers of the Company and to certain entities to which these individuals are related. As of December 31, 2009 and 2008, loans to executive officers and current directors of the company and its affiliates, including loans to their associates, totaled $55.8 million and $68.5 million, respectively. During 2009, loan additions were $4.7 million and loan repayments were $17.3 million. There were no related party loans that were impaired, non-accrual, past due, restructured or potential problems as of December 31, 2009 or December 31, 2008.
The Company had term loans with Harp’s Food Stores, Inc. of which Mr. Collins is President and CEO. As of December 31, 2009, the term loans had outstanding balances totaling $6.6 million.
The Company entered into an agreement with Unified Western Grocers (UWG) of which Mr. Plamann is President and Chief Executive Officer, to purchase member loans originated or to originate loans directly to members of UWG. The outstanding amount of the loans as of December 2009 was $42.5 million. The Company also had a $14.9 million revolving line of credit to UWG of which there was $2.9 million outstanding as of December 31, 2009.
The Company had a $10.0 million revolving line of credit to NCB Capital Impact of which there was $3.8 million outstanding as of December 31, 2009.

The Company believes that the foregoing transactions contain terms comparable to those obtainable in an arm’s length transaction. The Company has determined that these loans were made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present unfavorable features. The loans were made in accordance with the Company’s lending policies and regulatory requirements, properly approved and evaluated for disclosure in the financial statements.
Director Independence
Each director is considered by the Company to be an independent director. The Company uses the independence standards adopted by the NASDAQ Stock Market, Inc. (“NASDAQ”). (The Company does not have any securities listed on NASDAQ, but SEC rules require that reporting companies such as the Company select independence standards of a national securities exchange or national securities association, such as NASDAQ). Most importantly, no director is an officer of, or employed by, the Company or any of its subsidiaries. Although some cooperatives associated with directors have loan relationships with the Company (described in the section above), no director has a relationship that, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment of the director in carrying out his or her responsibilities.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company has paid or expects to pay the following fees to KPMG LLP for work performed in 2009 and 2008 (in thousands):

	2009	2008
Audit fees	$562	$520
All other fees	—	14

Total fees	$562	$534

Audit fees include fees for services that would normally be provided by the accountant in connection with the statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees, which there were none for 2009 or 2008, are assurance related services that are traditionally performed by the independent accountant, such as: employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. Tax fees would, which there were none for 2009 or 2008, relate to the review of corporate tax filings. No other fees have been incurred by the Company.
The audit committee has reviewed the fees paid to KPMG LLP. These policies and procedures involve annual pre-approval by the Audit Committee of the types of services to be provided by the Company’s independent auditor and fee limits for each type of service on both a per engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the Audit Committee for further pre-approval.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1) The following financial statements are filed as a part of this report.
Financial Statements as of December 31, 2009, 2008 and 2007:

Page #

49	Report of Independent Registered Public Accountants

50	Consolidated Balance Sheets

51	Consolidated Statements of Income (Loss)

52	Consolidated Statements of Comprehensive (Loss) Income

53	Consolidated Statements of Changes in Members’ Equity

54-55	Consolidated Statements of Cash Flows

56-102	Notes to the Consolidated Financial Statements
Item 15(a)(2) Not applicable
Items 15(a)(3) and 15(b) The following exhibits are filed as a part of this report.

Exhibit No.

(a)	3.1	National Consumer Cooperative Bank Act, as amended through 1981

(c)	3.2	1989 Amendment to National Consumer Cooperative Bank Act

(ss)	3.3	Bylaws of the Company

(ss)	4.1	Election Rules of the Company. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

(h)	4.11	Form of Indenture for Debt Securities

(i)	4.12	Form of Fixed Rate Medium-term Note

(j)	4.13	Form of Floating Rate Medium-term Note

(mm)	10.1	Noteholder Forbearance Agreement, dated August 14, 2009 with Senior noteholders

(mm)	10.2	Forbearance Agreement, dated August 14, 2009 with respect to revolving credit facility with a syndicate of banks, with Sun Trust as administrative agent

*(qq)	10.3	Deferred Compensation Agreement with Charles E. Snyder

*(x)	10.4	Severance Agreement with Charles E. Snyder

*(qq)	10.5	Employment Agreement with Charles E. Snyder

(b)	10.7	Subordination Agreement with Consumer Cooperative Development Corporation (now NCB Capital Impact)

Exhibit No.

(pp)	10.8	Amended and Restated Noteholder Forbearance Agreement, dated November 16, 2009 with NCB, NCB Financial Corporation and holders of NCB’s Senior Notes

(pp)	10.9	Amended and Restated Forbearance Agreement, dated November 16, 2009 with NCB and Sun Trust Bank as administrative agent and various banks

*(x)	10.13	NCCB Executive Long-Term Incentive Plan Approved 7/28/03

*(ii)	10.14	NCCB Executive Long-Term Incentive Plan Approved 1/19/05

*(ii)	10.15	NCCB Executive Long-Term Incentive Plan Approved 1/23/07

(n)	10.25	Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company (Dec. 2001)

*(p)	10.31	Split Dollar Agreement with Chief Executive Officer

*(x)	10.33	NCCB Executive Short-Term Incentive Plan for 2004

*(ii)	10.32	NCCB Executive Short-Term Incentive Plan for 2005

*(ii)	10.35	NCCB Executive Short-Term Incentive Plan for 2006

*(ii)	10.36	NCCB Executive Short-Term Incentive Plan for 2007

(w)	10.37	Amended and Restated Financing Agreement with U.S. Treasury dated November 26, 2003

*(ii)	10.38	NCCB Executive Short-Term Incentive Plan for 2008

*(qq)	10.39	NCCB Executive Short-Term Incentive Plan for 2009

(x)	10.43	First Amendment dated December 9, 2003 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(x)	10.44	Purchase Agreement relating to Trust Preferred Securities dated December 15, 2003

(x)	10.45	Indenture related to Junior Subordinated Debt Securities dated December 17, 2003

(x)	10.46	Guarantee Agreement dated December 17, 2003

*(x)	10.47	Memorandum of Understanding with Respect to Tax Treatment of Employer Payments under Split Dollar Arrangement with CEO, dated December 30, 2003

(ee)	10.48	Blanket Agreement for Advances with Federal Home Loan Bank of Cincinnati dated June 30, 2006

(z)	10.51	Second Amendment dated December 31, 2004 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

*(z)	10.52	Memorandum of Understanding With Respect to Tax Treatment of Employer Payments Under Split- Dollar Agreement with Charles Snyder

Exhibit No.

(ii)	10.53	First Amendment dated October 16, 2006 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

*(z)	10.54	Agreement to Provide Supplemental Retirement Benefits for CEO of NCB, FSB

(bb)	10.55	Lease for 2011 Crystal Drive, Arlington, Virginia 22202

(dd)	10.56	Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(hh)	10.57	Second Amendment dated September 28, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(ii)	10.58	Third Amendment dated December 31, 2007 to Credit Agreement among NCB, various banks and SunTrust Bank, as administrative agent

(ii)	10.59	Second Amendment dated March 31, 2008 to Note Purchase Agreement with Metropolitan Life Insurance Company et al

(ii)	10.60	Third Amendment dated December 28, 2006 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(ii)	10.61	Fourth Amendment dated December 31, 2007 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(ii)	10.62	Fifth Amendment dated February 25, 2008 to Note Purchase and Uncommitted Master Shelf Agreement with Prudential Insurance Company of America et al

(nn)	10.63	Sixth Amendment and Limited Waiver dated March 31, 2009 to Note Purchase and Uncommitted Master Shelf Agreement

(nn)	10.64	Fourth Amendment to Credit Agreement and Limited Waiver dated March 31, 2009 among NCB, various banks and Sun Trust Bank, as administrative agent

(oo)	10.65	Security Agreement with NCB and Sun Trust Bank as collateral agent dated April 30, 2009

(oo)	10.66	Guarantee Agreement with NCB Financial Corporation and Sun Trust Bank as collateral agent dated April 30, 2009

(oo)	10.67	Pledge and Security Agreement with NCB Financial Corporation and Sun Trust Bank dated April 30, 2009

(ss)	10.68	Seventh Amendment and Limited Waiver to the Note Purchase and Uncommitted Master Shelf Agreement dated February 23, 2010

(ss)	10.69	Fifth Amendment to Credit Agreement and Limited Waiver dated February 23, 2010 among NCB, various banks and Sun Trust Bank, as administrative agent

(rr)	10.70	Stipulation and Consent to Order to Cease and Desist and its associated regulatory order, among NCB Financial Corporation and the Office of Thrift Supervision dated March 15, 2010

(rr)	10.71	Stipulation and Consent to Order to Cease and Desist and its associated regulatory order, among NCCB and the Office of Thrift Supervision dated March 15, 2010

Exhibit No.

(rr)	10.72	Supervisory Agreement among NCB, FSB and the Office of Thrift Supervision dated March 15, 2010

(ss)	10.73	Letter Amendment to Credit Agreement dated March 30, 2010 among NCCB, various banks and Sun Trust Capital Markets, Inc. as lead arranger and book manager

(jj)	13	2008 Annual Report

(ss)	14	NCCB Senior Financial Officers’ Code of Ethics

(tt)	21.1	List of Subsidiaries and Affiliates of NCCB

(ss)	23.1	Consent of KPMG LLP

(n)	24.11	Power of Attorney by Stephanie McHenry

(x)	24.19	Power of Attorney by Irma Cota

(x)	24.20	Power of Attorney by Grady B. Hedgespeth

(x)	24.21	Power of Attorney by Rosemary Mahoney

(x)	24.22	Power of Attorney by Richard A. Parkinson

(z)	24.26	Power of Attorney by William Hampel

(aa)	24.27	Power of Attorney of Roger Collins

(aa)	24.28	Power of Attorney of Steven Cunningham

(ii)	24.29	Power of Attorney of Janis Herschkowitz

(ii)	24.30	Power of Attorney of Nguyen Van Hanh

(ii)	24.31	Power of Attorney of Stuart M. Saft

(ii)	24.32	Power of Attorney of Walden Swanson

(qq)	24.33	Power of Attorney of Peter A. Conrad

(qq)	24.34	Power of Attorney of Alfred A. Plamann

(ss)	24.35	Power of Attorney of Jane Garcia

(ss)	24.36	Power of Attorney of Kenneth Rivkin

(ss)	24.37	Power of Attorney of Robynn Shrader

Exhibit No.

(ss)	24.38	Power of Attorney of Judy Ziewacz

(ss)	31.1	Rule 13a-14(a)/15d-14(a) Certifications

(ss)	31.2	Rule 13a-14(a)/15d-14(a) Certifications

(ss)	32	Section 1350 Certifications

(ss)	99.1	Registrant’s 2010 Election Materials

*	Exhibits marked with an asterisk are management contracts or compensatory plans.

(a)	Incorporated by reference to the exhibit of the same number filed as part of Registration Statement No. 2-99779 (Filed August 20, 1985).

(b)	Incorporated by reference to the exhibit of the same number filed as part of Amendment No. 1 to Registration Statement No. 2-99779 (Filed May 7, 1986).

(c)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(d)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the three months ended June 30, 1992 (File No. 2-99779).

(e)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1994 (File No. 2-99779).

(f)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1995 (File No. 2-99779).

(g)	Incorporated by reference to Exhibit 10.16 filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1989 (File No. 2-99779).

(h)	Incorporated by reference to Exhibit 4.1 filed as part of Amendment No. 1 to Registration Statement No. 333-17003 (Filed January 21, 1997).

(i)	Incorporated by reference to Exhibit 4.2 filed as part of Amendment No. 1 to Registration Statement No. 333-17003(Filed January 21, 1997).

(j)	Incorporated by reference to Exhibit 4 to the registrant’s report on Form 8-K filed February 11, 1997 (File No. 2-99779).

(k)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1997 (File No. 2-99779).

(l)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999 (File No. 2-99779).

(m)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 1999 (File No. 2-99779).

(n)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 2-99779).

(o)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 (File No. 2-99779).

(p)	Incorporated by reference to exhibit 17 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(q)	Incorporated by reference to exhibit 20 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(r)	Incorporated by reference to exhibit 28 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 2-99779).

(s)	Incorporated by reference to exhibit 99 filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (File No. 2-99779).

(t)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2002 (File No. 2-99779).

(u)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 (File No. 2-99779).

(v)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 2-99779).

(w)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed December 23, 2003 (File No. 2-99779).

(x)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s annual report on

Form 10-K for the year ended December 31, 2003 (File No. 2-99779).

(y)	Incorporated by reference to the exhibit of the same number filed as part the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (File No. 2-99779).

(z)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the year ended December 31, 2004 (File No. 2-99779)

(aa)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2005 (File No. 2-99779)

(bb)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K, January 30, 2006 (File No. 2-99779)

(cc)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006 (File No. 2-99779)

(dd)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed May 5, 2006 (File No. 2-99779)

(ee)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2006 (File No. 2-99779)

(ff)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report Form 10-K for the period ended December 31, 2006 (File No. 2-99779)

(gg)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2007 (File No. 2-99779)

(hh)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2007 (File No. 2-99779)

(ii)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the period ended December 31, 2007 (File No. 2-99779)

(jj)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2009 (File No. 2-99779)

(mm)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed August 17, 2009 (File No. 2-99779)

(nn)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed April 3, 2009 (File No. 2-99779)

(oo)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed May 5, 2009 (File No. 2-99779)

(pp)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed November 19, 2009 (File No. 2-99779)

(qq)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s annual report on Form 10-K for the period ended December 31, 2008 (File No. 2-99779)

(rr)	Incorporated by reference to the exhibit of the same number filed as part of the registrant’s report on Form 8-K filed March 19, 2010 (File No. 2-99779)

(ss)	Filed herewith

(tt)	Included in Part I of this report or Form 10-K
**********
Item 14(c) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or the notes thereto.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.
NATIONAL CONSUMER COOPERATIVE BANK

DATE: March 31, 2010	BY:	/s/ Charles E. Snyder
Charles E. Snyder
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Signature	Title	Date

*/s/ Irma Cota Irma Cota	Chairperson of the Board of Directors and Director	03/31/10

*/s/ Stuart M. Saft Stuart M. Saft	Vice Chairperson of the Board of Directors and Director	03/31/10

/s/ Charles E. Snyder Charles E. Snyder	President and Chief Executive Officer	03/31/10

*/s/ Peter A. Conrad Peter A. Conrad	Director	03/31/10

*/s/ Roger B. Collins Roger B. Collins	Director	03/31/10

*/s/ Steven F. Cunningham Steven F. Cunningham	Director	03/31/10

*/s/ Jane Garcia Jane Garcia	Director	03/31/10

*/s/ William F. Hampel William F. Hampel	Director	03/31/10

*/s/ Janis Herschkowitz Janis Herschkowitz	Director	03/31/10

*/s/ Alfred A. Plamann Alfred A. Plamann	Director	03/31/10

*/s/ Kenneth Rivkin Kenneth Rivkin	Director	03/31/10

*/s/ Robynn Shrader Robynn Shrader	Director	03/31/10

*/s/ Walden Swanson Walden Swanson	Director	03/31/10

Signature	Title	Date

*/s/ Nguyen Van Hanh Nguyen Van Hanh	Director	03/31/10

*/s/ Judy Ziewacz Judy Ziewacz	Director	03/31/10

/s/ Richard L. Reed Richard L. Reed	Executive Managing Director, Principal Financial Officer	03/31/10

/s/ David Sanders David Sanders	Senior Vice President, Principal Accounting Officer	03/31/10

* By:	/s/ Richard L. Reed
Richard L. Reed
(Attorney-in-Fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
With this report, the registrant is furnishing to the Commission for its information the registrant’s election materials for its 2010 annual meeting. The registrant has not yet distributed the 2009 annual report to stockholders and will furnish such report to the Commission when it is sent to security holders.
Exhibit Index

Ex. No.	Exhibit

3.3	Bylaws of NCCB

4.1	Election Rules of NCCB. For other instruments defining the rights of security holders, see Exhibits 3.1 and 3.2

10.68	Seventh Amendment and Limited Waiver to the Note Purchase and Uncommitted Master Shelf Agreement dated February 23, 2010

10.69	Fifth Amendment to Credit Agreement and Limited Waiver dated February 23, 2010 among NCB, various banks and Sun Trust Bank, as administrative agent

10.73	Letter Amendment to Credit Agreement dated March 30, 2010 among NCCB, various banks and Sun Trust Capital Markets, Inc. as lead arranger and book manager

14	NCCB Senior Financial Officers’ Code of Ethics

23.1	Consent of KPMG LLP

24.35	Power of Attorney of Jane Garcia

24.36	Power of Attorney of Kenneth Rivkin

24.37	Power of Attorney of Robynn Shrader

24.38	Power of Attorney of Judy Ziewacz

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Registrant’s 2010 Election Materials