Form 10-Q
period 2010-03-31
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2010-05-14
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2010: Class B 1,795,981; Class C 254,373.

INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1

Condensed Consolidated Balance Sheets — March 31, 2010 (unaudited) and December 31, 2009	1

Condensed Consolidated Statements of Operations (unaudited) — for the three months ended March 31, 2010 and 2009	2

Condensed Consolidated Statements of Comprehensive Loss (unaudited) — for the three months ended March 31, 2010 and 2009	3

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited) — for the three months ended March 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (unaudited) — for the three months ended March 31, 2010 and 2009	5-6

Condensed Notes to the Consolidated Financial Statements (unaudited) — March 31, 2010	7-36

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the three months ended March 31, 2010 and 2009	37-49

Item 3 Quantitative and Qualitative Disclosures about Market Risk	50

Item 4T Controls and Procedures	50

PART II OTHER INFORMATION

Item 1 Legal Proceedings	50

Item 1A Risk Factors	50

Item 6 Exhibits	50

Signatures	51

Exhibit 31.1
Exhibit 31.2
Exhibit 32

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$193,243	$258,406
Federal funds sold	7,958	7,684

Total cash and cash equivalents	201,201	266,090
Restricted cash	5,711	179
Investment securities
Available-for-sale	29,359	29,805
Held-to-maturity	387	387
Loans held-for-sale ($11.0 million and $1.8 million recorded at fair value, respectively)	65,399	35,730
Loans held-for-investment	1,538,268	1,693,689
Less: Allowance for loan losses	(45,677)	(36,468)

Net loans and lease financing	1,492,591	1,657,221
Other assets	105,235	104,125

Total assets	$1,899,883	$2,093,537

Liabilities and Members’ Equity
Liabilities
Deposits	$1,196,966	$1,253,954
Other liabilities	35,493	40,441
Borrowings	486,232	614,553

Total liabilities	1,718,691	1,908,948

Members’ equity
Common stock	205,035	205,035
Retained deficit — unallocated	(23,289)	(19,650)
Accumulated other comprehensive loss	(554)	(796)

Total members’ equity	181,192	184,589

Total liabilities and members’ equity	$1,899,883	$2,093,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Interest income
Loans and lease financing	$24,194	$27,973
Investment securities	368	872
Other interest income	575	567

Total interest income	25,137	29,412

Interest expense
Deposits	5,585	8,106
Borrowings	7,498	5,254

Total interest expense	13,083	13,360

Net interest income	12,054	16,052

Provision for loan losses	6,653	10,869

Net interest income after provision for loan losses	5,401	5,183

Non-interest income
Gain on sale of loans	2,918	3,135
Servicing fees	1,052	949
Letter of credit fees	717	1,017
Real estate loan fees	384	197
Prepayment fees	97	80
Change in unrealized gain on derivatives	79	93
Gain on sale of investments available-for-sale	—	59
Other	586	699

Total non-interest income	5,833	6,229

Non-interest expense
Compensation and employee benefits	8,056	8,441
Contractual services	1,655	1,436
Occupancy and equipment	1,561	1,704
Information systems	919	1,134
FDIC premium	786	450
Loan costs	776	722
Corporate development	143	286
Lower of cost or market valuation allowance — loans held-for-sale	(17)	(212)
Provision for losses on unfunded commitments	686	331
Other	408	537

Total non-interest expense	14,973	14,829

Loss before income taxes	(3,739)	(3,417)

Income tax benefit	(100)	(180)

Net loss	$(3,639)	$(3,237)

Distribution of net loss
Patronage dividend accrual	$—	$5,837
Retained earnings	(3,639)	(9,074)

	$(3,639)	$(3,237)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three months ended March 31,
(in thousands)
(Unaudited)

	2010	2009

Net loss	$(3,639)	$(3,237)

Other comprehensive loss:
Unrealized holding gain (loss) before tax on available-for-sale investment securities and interest-only non-certificated receivables	256	(136)
Tax effect	(14)	3

Comprehensive loss	$(3,397)	$(3,370)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the three months ended March 31, 2010 and 2009
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Deficit	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2009	$205,035	$—	$(19,650)	$(796)	$184,589
Net loss	—	—	(3,639)	—	(3,639)
Unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	242	242

Balance, March 31, 2010	$205,035	$—	$(23,289)	$(554)	$181,192

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2008	$197,784	$7,154	$25,008	$(4,432)	$225,514
Adjustment to opening balance	—	—	77	(77)	—
Balance, January 1, 2009	197,784	7,154	25,085	(4,509)	225,514
Net loss	—	—	(3,237)	—	(3,237)
2009 patronage dividends retained in form of equity	—	5,837	(5,837)	—	—
Unrealized loss on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	(133)	(133)

Balance, March 31, 2009	$197,784	$12,991	$16,011	$(4,642)	$222,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(in thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(3,639)	$(3,237)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	6,653	10,869
Provision for losses on unfunded commitments	686	331
Amortization and writedown of interest-only receivables and servicing rights	1,854	3,175
Depreciation and amortization, other	1,221	618
Gain on sale of loans, including derivatives	(2,997)	(3,228)
Loss on sale of investments available-for-sale	—	(59)
Purchase of loans held-for-sale	(89,657)	(25,409)
Loans originated for sale, net of principal collections	(88,427)	(131,905)
Lower of cost or market valuation allowance	(17)	(212)
Net proceeds from sale of loans held-for-sale	193,327	127,409
Decrease in other assets	1,011	4,101
(Decrease) increase in other liabilities	(2,537)	12,200

Net cash provided by (used in) operating activities	17,478	(5,347)

Cash flows from investing activities
Increase in restricted cash	(5,532)	—
Purchase of investment securities Available-for-sale	—	(8,048)
Proceeds from maturities or repayments of investment securities Available-for-sale	438	5,001
Proceeds from the sale of investment securities Available-for-sale	—	10,485
Net decrease in loans held-for-investment	108,406	10,253
Purchase of premises and equipment	(35)	(131)

Net cash provided by investing activities	103,277	17,560

Cash flows from financing activities
Net decrease in deposits	(57,264)	(113,485)
Increase in borrowings	—	127,296
Repayment of borrowings	(128,321)	—
Incurrence of debt amendment costs	(59)	(2,734)
Incurrence of financing costs	—	(887)

Net cash (used in) provided by financing activities	(185,644)	10,190

(Decrease) increase in cash and cash equivalents	(64,889)	22,403
Cash and cash equivalents, beginning of period	266,090	39,971

Cash and cash equivalents, end of period	$201,201	$62,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(in thousands)
(Unaudited)

Supplemental schedule of non-cash investing and financing activities:	2010	2009

Loans transferred to other real estate owned	$3,117	$695

Loans held-for-sale transferred to loans held-for-investment, at the lower of cost or market	2,656	593

Transfer of loans held-for-investment to loans held-for-sale, at the lower of cost or market	45,713	—

Supplemental information:

Interest paid	$11,581	$11,295

Income taxes paid	24	93
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
1. BASIS OF PRESENTATION
The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10—K for the year ended December 31, 2009.
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to the Company’s financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, debt covenants and compliance projections, other-than-temporary impairment evaluations, deposit flows, demand for mortgage, commercial and other loans, real estate values, performance of collateral underlying certain securities, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing products and services.
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
The Company operates directly and through its wholly owned subsidiaries, NCB Financial Corporation and NCB, FSB. This Form 10-Q provides information regarding the consolidated business of the Company and its subsidiaries and, where appropriate and as indicated, provides information specific to the Holding Company, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to the Company refer to the Company and its subsidiaries collectively. The chart below provides specific explanations of the various entities that may be referenced throughout this Form 10-Q:

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

Cooperative Loans are loans to cooperative housing corporations to refinance existing debt or fund capital improvements to the common areas of the entire building. The Company’s Cooperative Loans are secured by the first or second mortgage in the land and buildings and by an assignment of all leases, receivables, accounts and personal property of the cooperative housing corporation.

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

2. ESTIMATES AND ACCOUNTING POLICIES
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net interest income, non-interest income and non-interest expense. The Company’s more significant estimates include: valuation of derivative instruments, valuation of interests retained as a result of loan sales, allowance for loan losses, evaluation of investments for other-than-temporary impairment (OTTI) and measurement of impairment, and valuation of deferred tax assets. While the Company believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
Accounting Policies
The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating the Company’s reported financial results: fair value measurements, other-than temporary impairment of investments, allowance for loan losses and reserves for unfunded commitments, servicing assets and interest-only receivables, derivative instruments and hedging activities, and income taxes.
The assumptions involved in applying these policies are discussed in the Company’s Annual Report on Form 10-K. Management evaluates these accounting estimates and assumptions on an on-going basis. As of March 31, 2010, the Company has not made any significant changes to the estimates and assumptions used in applying its critical accounting policies from its audited 2009 financial statements.
New Accounting Standards
The FASB issued new guidance regarding transfers and servicing of financial assets and extinguishments of liabilities. This standard requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirement for derecognizing financial assets, and requires additional disclosures. During the three months ended March 31, 2010, the Company transferred loans to Fannie Mae and several other institutions. These loans were accounted for as “sales” under the application of this new guidance. The Company has adopted and applied the provisions of this standard as of January 1, 2010.
The FASB issued new guidance regarding the consolidation of variable interest entities. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity as well as the right to receive the expected residual returns of the entity. The Company is not the primary beneficiary nor does it have any significant variable interests with respect to any variable interest entity.
The FASB amended its guidance regarding subsequent events so that SEC filers, as defined in the Accounting Standards Updates (ASU), no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

President Obama signed into law the Patient Protection and Affordable Care Act. The new legislation makes extensive changes to the current system of health care insurance and benefits. The Health Care and Education Reconciliation Act of 2010 makes certain changes to the law. The reconciliation bill was passed on March 25, 2010 and was signed into law on March 30, 2010. Although many of the provisions of the law do not take effect immediately, there are various provisions in the law that could have accounting consequences in periods prior to the law taking effect. The Company does not believe that this law will have a material effect on its financial statements as of March 31, 2010.
The Emerging Issues Task Force (EITF) reached a final consensus that a modified loan in a pool of purchased credit-impaired loans should remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of this accounting guidance. This EITF is effective for interim and annual reporting periods ending after July 15, 2010. The Company is evaluating the impact, if any, that this guidance will have on its financial statements.
3. SIGNIFICANT RISKS AND UNCERTAINTIES
Adverse Economic Conditions
The operating results of the Company depend largely on conditions in the credit markets and capital markets, national economic conditions as well as economic conditions in the geographic areas where the Company’s borrowers reside or operate their business.
Although the Company believes that the negative impact of the financial markets on its financial condition may have begun to subside to some degree, deteriorating economic conditions over the past few years, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, have had and may continue to have an adverse impact on the quality of the Company’s loan portfolios. These conditions have caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. A further worsening of these conditions would exacerbate the adverse effects on the profitability and capital levels of the Company, and the Holding Company and NCB, FSB, individually.
Despite the continuation of deteriorating economic conditions into the first quarter of 2010, the Company has continued its loan origination and sale activities to Fannie Mae and other willing buyers.
In 2009, the Holding Company violated certain financial covenants required under its revolving credit facility and senior note agreements and as a result, these agreements have been amended on several occasions and required the payment of amendment fees and higher interest costs. The payment of these fees and higher interest cost has further adversely impacted the results of the Company’s operations and its capital levels. The Company has taken actions to raise liquidity and repay the amounts due under the revolving credit facility and senior note agreement and reduced the aggregate outstanding balance to $67.6 million at April 30, 2010 from $87.1 million at March 31, 2010 and $215.5 million at December 31, 2009. The Company expects to repay the remaining amounts due under the revolving credit facility and senior note agreements on or before December 15, 2010. See Note 14 for more information on the Company’s borrowings and debt maturities.

Regulatory Matters
As disclosed in and filed as exhibits to the Company’s 2009 Form 10-K, on March 15, 2010 the following agreements and orders were entered into (together referred to as the “OTS Actions”):
•
The Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“the Order”) with the Office of Thrift Supervision (“OTS”). In addition to other requirements, the associated OTS order required the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. These items have been submitted to the OTS.

•
NCB Financial Corporation entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated order provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB, FSB entered into a Supervisory Agreement with the OTS. The principal elements of this agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without prior approval. Additionally, NCB, FSB must submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review and comment. These items have been submitted to the OTS.

The Company is awaiting the OTS response to its business plans. None of the OTS Actions restrict the Holding Company, NCB Financial Corporation or NCB, FSB from transacting normal banking business. The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Holding Company, NCB Financial Corporation and NCB, FSB are in compliance with the OTS Actions. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.
Capital Levels
The Holding Company and NCB Financial Corporation do not have depositors and are not subject to regulatory capital requirements. However, NCB, FSB, as a federally chartered and federally insured savings bank, is subject to various regulatory capital requirements.

Under the regulatory guidelines, NCB, FSB was “Well Capitalized” as of March 31, 2010 and December 31, 2009. The following table summarizes NCB, FSB’s capital requirements (ratios and dollars) (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Tangible Capital (to tangible assets)	$157,681	10.29%	$22,980	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	173,618	13.30%	104,444	8.00%	$130,555	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	157,287	12.05%	N/A	N/A	78,333	6.00%
Core Capital (to adjusted tangible assets)	157,681	10.29%	61,280	4.00%	76,600	5.00%

As of December 31, 2009:
Tangible Capital (to tangible assets)	$157,124	9.89%	$23,834	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	173,911	12.68%	109,742	8.00%	$137,178	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	156,724	11.42%	N/A	N/A	82,307	6.00%
Core Capital (to adjusted tangible assets)	157,124	9.89%	63,557	4.00%	79,446	5.00%
Management’s Plans and Going Concern Considerations
In order to maintain compliance with the OTS Actions, the Company has taken actions to preserve capital and to enhance liquidity levels, and for the Holding Company specifically, has reduced its aggregate debt outstanding on the revolving credit facility and senior note to $67.6 million at April 30, 2010 from $87.1 million at March 31, 2010 and $215.5 million at December 31, 2009. However, the Company’s ability to accomplish these goals may be constrained by the current economic environment, and therefore the Company can give no assurances that it will be able to continue to preserve capital, reduce debt levels or reduce its exposure to contingent liabilities.
The Company’s level of non-performing assets is also vulnerable to general economic and operating conditions, and the value of the real estate and other property that collateralize the Company’s loans. If the general economic conditions, consumer demand and the real estate market do not improve or decline further, then the level of non-performing assets may continue to increase.
Management has been aggressively addressing liquidity needs to maintain adequate cash flows to sustain operations and reduce debt levels. As of March 31, 2010, the Company maintained liquid assets totaling $296.3 million as follows: cash balances totaling $201.2 million; investments totaling $29.7 million; and loans held-for-sale totaling $65.4 million. Additionally, the Company may continue to sell loans classified as held for investment on its consolidated balance sheet as the Company identifies such assets and identifies a willing and able buyer.
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

As indicated above, NCB, FSB is not permitted to declare or pay any dividends or make any other capital distributions to the Holding Company without the prior approval. Currently, the Holding Company is not making any new loan originations or commitments and continues to perform its obligations under existing contracts and agreements.
4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The composition of cash, cash equivalents and restricted cash is as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Cash	$186,850	$251,922
Cash equivalents	14,351	14,168
Restricted cash	5,711	179

Total	$206,912	$266,269

As of March 31, 2010, the Company’s restricted cash includes $5.5 million of escrow deposits in favor of Fannie Mae and required under the Company’s loan servicing arrangement, and $179 thousand of cash required to be reserved under the Company’s lease agreement for its New York office (included in restricted cash as of December 31, 2009 as well).
5. INVESTMENT SECURITIES
The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) are as follows (dollars in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only non-certificated receivables	$25,368	$197	$(1,140)	$24,425
U.S. Treasury and agency obligations	12,582	175	—	12,757
Mortgage-backed securities	12,857	302	—	13,159
Collateralized mortgage obligations (“CMO’s”)	3,434	97	(115)	3,416
Equity securities	52	—	(25)	27

Total	$54,293	$771	$(1,280)	$53,784

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only non-certificated receivables	$25,971	$201	$(1,321)	$24,851
U.S. Treasury and agency obligations	12,783	203	—	12,986
Mortgage-backed securities	12,981	85	—	13,066
CMO’s	3,637	110	(24)	3,723
Equity securities	52	—	(21)	31

Total	$55,424	$599	$(1,366)	$54,657

The following tables present the duration of unrealized losses recognized on available-for-sale investment securities and interest-only non-certificated receivables (dollars in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only non-certificated receivables	—	—	20,246	(1,140)	20,246	(1,140)
CMO’s	96	(115)	—	—	96	(115)
Equity securities	2	(1)	25	(24)	27	(25)

Total	$98	$(116)	$20,271	$(1,164)	$20,369	$(1,280)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only non-certificated receivables	$1,111	$(139)	$21,073	$(1,182)	$22,184	$(1,321)
CMO’s	78	(24)	—	—	78	(24)
Equity securities	—	—	29	(21)	29	(21)

Total	$1,189	$(163)	$21,102	$(1,203)	$22,291	$(1,366)

The Company’s investment securities in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. The Company’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. The results of those evaluations are as follows:
Interest-only non-certificated receivables
The interest-only non-certificated receivables have been valued using discount rates derived from the commercial mortgage servicing rights market. The interest-only non-certificated receivables are in an unrealized loss position primarily due to changes in the credit spreads demanded by market participants from the time the asset was acquired to the balance sheet date. See note 7 for further disclosure related to key economic assumptions used to value these investments. Each of the interest-only non-certificated receivables is collateralized only by loans originated by the Company. As of March 31, 2010, the collateral mortgages continue to perform and the Company does not expect there to be an adverse change in future cash flows. The Company does not view these assets as a source of short-term liquidity and expects to fully recover the amortized cost basis of these assets. Consequently as of March 31, 2010, the unrealized losses on the interest-only non-certificated securities are considered temporary in nature.

CMO’s
In evaluating the CMO’s for other-than-temporary impairment, management monitors the credit support of each of the bonds held by the Company, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through March 31, 2010, the financial condition and credit quality of certain underlying issuers or collateral has deteriorated over time. Prior to 2010, the Company had recognized aggregate OTTI on the CMO’s of $3.2 million. The Company projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors. As of March 31, 2010 the Company does not expect any interruptions in future cash flows from the CMO’s and the Company does not intend to sell nor is it probable that the Company will be required to sell the CMO investment securities prior to the recovery of the carrying value. Consequently as of March 31, 2010, the unrealized losses on the CMO’s are considered temporary in nature.
The Company did not recognize any OTTI on its available-for-sale investment securities or its interest-only non-certificated receivables during the three months ended March 31, 2010 and 2009.
The maturities of available-for-sale U.S. Treasury and agency obligations investment securities are as follows (dollars in thousands):

	March 31, 2010
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$3,166	3.61%	$3,226
After 1 year through 5 years	8,649	0.84%	8,715
After 5 years through 10 years	183	5.29%	204
After 10 years	586	5.43%	614

Total	$12,584	1.81%	$12,759

Equity securities, CMO’s, mortgage-backed securities, and interest-only non-certificated receivables are excluded from the maturity table above. Mortgage-backed securities, CMO’s and interest-only non-certificated receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.
6. LOANS HELD—FOR-SALE
Loans held-for-sale by category are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Consumer Loans	$2,765	$22,186
Commercial Loans	27,174	1,650
Residential Real Estate Loans	35,460	11,894

Total	$65,399	$35,730

The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale, at fair value. Electing to use fair value allows for a better offset of the change in fair value of the loan held-for-sale and the forward loan sale commitment derivative used to economically hedge them without the burden of complying with the requirements of derivative accounting standards. Unrealized gains and losses for these identified loans and the related loan sale agreement are included in earnings. The Company has elected the fair value option for $11.0 million and $1.8 million of Residential Real Estate Loans as of March 31, 2010 and December 31, 2009, respectively.

During the first quarter of 2010, the Company identified certain loans that it now intends to sell and therefore transferred $45.7 million of loans originally held-for-investment to held-for-sale.
7. LOAN SALES
During the periods presented, the Company sold Commercial, Residential Real Estate and Consumer Loans. The net proceeds from the sale of Commercial and Residential Real Estate Loans were $161.3 million and generated a total of $1.2 million in retained interests for the three months ended March 31, 2010. The net proceeds from the sale of loans were $101.8 million and generated a total of $1.5 million in retained interests for the three months ended March 31, 2009. The Company does not retain servicing or any other interests on Consumer Loan sales, which generated net proceeds of $107.1 million and $25.6 million for the three months ended March 31, 2010 and 2009, respectively. Most Residential Real Estate and Commercial Loan sales to Fannie Mae are sold with the servicing retained by the Company; therefore the Company records a Mortgage Servicing Right (“MSR”) at the time of sale in addition to a non-certificated interest-only receivable.
In total, the Company generated a gain on the sale of loans of $3.0 million including the change in unrealized gain on derivatives for the three months ended March 31, 2010 compared with a gain of $3.2 million, including the change in unrealized gain on derivatives for the three months ended March 31, 2009.
The following table summarizes the cash flows received from loan sale activity and retained interests for the three months ended March 31, (dollars in thousands):

	2010	2009
Net proceeds from Consumer Loan sales	$107,088	$25,637
Net proceeds from Commercial and Residential Real Estate Loan sales	161,270	101,772
Servicing fees received	1,797	1,599
Cash flows received on interest-only receivables	1,683	3,508
MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans such as loan balance, interest rate, length of time outstanding, principal and interest terms and amortization terms. Activity related to MSRs (included in servicing fees) was as follows (dollars in thousands):

	Share and Single-family Residential		Multifamily, Cooperative and
	Loans		Commercial Real Estate Loans		Total
	2010	2009	2010	2009	2010	2009
Balance at January 1	$4,158	$2,878	$10,330	$10,374	$14,488	$13,252
Additions	210	657	526	86	736	743
Amortization	(265)	(350)	(318)	(249)	(583)	(599)
Change in valuation allowance	—	(75)	(165)	23	(165)	(52)

Balance at March 31	$4,103	$3,110	$10,373	$10,234	$14,476	$13,344

Changes in the valuation allowance for MSRs (included as a component of other assets) were as follows (dollars in thousands):

	Share and Single-family Residential		Multifamily, Cooperative and
	Loans		Commercial Real Estate Loans		Total
	2010	2009	2010	2009	2010	2009
Balance at January 1	$—	$(184)	$(941)	$(442)	$(941)	$(626)
Additional write-downs	—	(259)	(214)	(7)	(214)	(266)
Recoveries	—	184	49	31	49	215

Balance at March 31	$—	$(259)	$(1,106)	$(418)	$(1,106)	$(677)

The Company utilizes a third-party valuation service to estimate the fair value of its MSRs. The MSR valuation process combines the use of sophisticated discounted cash flow models to arrive at an estimate of fair value at the time of the loan sale and each subsequent balance sheet date. The key assumptions used in the valuation of MSRs are mortgage prepayment speeds, the discount rate of residual cash flows and the earnings rate of principal and interest float, escrows and replacement reserves. These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. Multiple models are required to reflect the nature of the MSR of the different types of loans that the Company services.
Key economic assumptions used in determining the fair value of MSRs at the time of sale for the three months ended March 31, were as follows:

	2010	2009
Weighted-average life (in years):
Share and Single-family Residential Loans	6.1	6.4
Multifamily, Cooperative and Commercial Real Estate Loans	4.0	7.7

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	13.1%	12.9%
Multifamily, Cooperative and Commercial Real Estate Loans	2.1%	4.2%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.0%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	14.1%	9.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	2.7%	2.5%
Multifamily, Cooperative and Commercial Real Estate Loans	2.7%	3.0%

Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,818	$4,867
Multifamily, Cooperative and Commercial Real Estate Loans	11,647	11,214

Weighted-average life (in years):
Share and Single-family Residential Loans	4.1	4.2
Multifamily, Cooperative and Commercial Real Estate Loans	6.1	6.2

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	20.7%	20.7%
Multifamily, Cooperative and Commercial Real Estate Loans	2.4%	2.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(345)	$(312)
Multifamily, Cooperative and Commercial Real Estate Loans	(66)	(61)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(717)	(629)
Multifamily, Cooperative and Commercial Real Estate Loans	(131)	(121)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.4%	9.2%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(146)	$(149)
Multifamily, Cooperative and Commercial Real Estate Loans	(349)	(336)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(283)	(289)
Multifamily, Cooperative and Commercial Real Estate Loans	(682)	(657)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	2.7%	2.8%
Multifamily, Cooperative and Commercial Real Estate Loans	2.8%	2.8%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(49)	$(51)
Multifamily, Cooperative and Commercial Real Estate Loans	(328)	(330)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(98)	(102)
Multifamily, Cooperative and Commercial Real Estate Loans	(655)	(659)
For non-certificated interest-only receivables, the Company estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of the Company’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	March 31,
	2010	2009
Weighted-average life (in years)	8.5	9.4
Weighted-average annual discount rate	9.00%	9.00%

Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only receivables and the effect on the fair value of the interest-only receivables from adverse changes in those assumptions are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Fair value	$24,425	$24,851
Weighted-average life (in years)	7.9	8.9
Weighted average annual discount rate	9.00%	9.00%
Impact on fair value of 10% adverse change	$36	$(683)
Impact on fair value of 20% adverse change	(620)	(1,335)
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
The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2010	2009
Balance at January 1	$5,845,743	$5,550,592
Additions	119,644	100,552
Loan payments and payoffs	(46,673)	(94,603)

Balance at March 31	$5,918,714	$5,556,541

8. LOANS HELD-FOR-INVESTMENT
Loans held-for-investment by category are as follows (dollars in thousands):

	March 31,	December 31,
	2010	2009
Consumer Loans	$18,626	$17,367
Commercial Loans	543,880	616,343
Real Estate Loans:
Residential	606,036	680,736
Commercial	369,635	379,086
Leases	91	157

Total	$1,538,268	$1,693,689

During 2010, $2.7 million of Consumer Loans, originally held-for-sale as of December 31, 2009, were transferred at the lower of cost or fair value to held-for-investment as the market for these loans was extremely limited.
During 2010, the Company identified and sold $75.0 million of loans that were held-for-investment to raise liquidity and repay borrowings. Of these loans sold, $57.4 million were Residential Real Estate Loans and $17.6 million were Commercial Loans. During 2009, the Company sold $168.5 million of loans that were held-for-investment for liquidity purposes. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans.

9. IMPAIRED LOANS
A loan is considered impaired when, based on current information, it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $104.6 million and $97.7 million as of March 31, 2010 and December 31, 2009, respectively. The aggregate average balance of impaired loans was $88.9 million and $73.6 million for the three months ending March 31, 2010, and the year ending December 31, 2009, respectively. The interest income that was due but not recognized on impaired loans was $1.3 million and $0.9 million for the three months ended March 31, 2010 and March 31, 2009, respectively.
As of March 31, 2010, the Company’s impaired loans included $43.6 million of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $61.0 million of loans are not accruing interest because the debt service payments were at least 90 days delinquent. As of December 31, 2009, the Company’s impaired loans included $26.3 million of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $71.4 million of loans are not accruing interest because the debt service payments were at least 90 days delinquent. Although some of the Company’s loans are still current on payments, the loans are considered impaired due to deterioration in the financial condition of the borrower or due to a significant decline in the value of the collateral.
As of March 31, 2010, the Company had an allowance of $20.8 million on the $104.6 million of impaired loans. Of the $104.6 million of impaired loans, $22.4 million needed no allowance because the fair value of the collateral was greater than the amount due to the Company on the loan. As of December 31, 2009 the Company had an allowance of $14.3 million on the $97.7 million of impaired loans. Of the $97.7 million of impaired loans, $24.7 million needed no allowance because the fair value of the collateral was greater than the amount due to the Company on the loan.
As of March 31, 2010 reserves were deemed to be adequate to cover the estimated loss exposure related to the impaired loans and there were no commitments to lend additional funds to borrowers whose loans were impaired.
10. ALLOWANCE FOR LOAN LOSSES
The following is a summary of the components of the allowance for loan losses (dollars in thousands):

	March 31, 2010	December 31, 2009
Allowance on impaired loans	$20,760	$14,347
Allowance on non-impaired loans	24,917	22,121

Total allowance for loan losses	$45,677	$36,468

The following is a summary of the activity in the allowance for loan losses during the three months ended March 31 (dollars in thousands):

	2010	2009
Balance as of January 1	$36,468	$27,067

Charge-offs
Consumer Loans	(1,439)	(1,277)
Commercial Loans	(482)	(488)

Total charge-offs	(1,921)	(1,765)

Recoveries
Consumer Loans	659	103
Commercial Loans	37	87
Real Estate Loans (Commercial and Residential)	26	—

Total recoveries	722	190

Net charge-offs	(1,199)	(1,575)

Provision for loan losses	6,653	10,869

Allowance reclassification	3,755	—

Balance as of March 31	$45,677	$36,361

During 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, had an adverse impact on the quality of the Company’s loan portfolios. These conditions caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral.
During 2009, the Company recognized a provision for unfunded commitments of $3.8 million related to the probable expected loss on standby letters of credit with the borrowers. During 2010, the borrowers drew on and the Company funded the standby letters of credit creating a loan receivable. The allowance associated with these borrowers was reclassified from the reserve for unfunded commitments (see Note 11) to the allowance for loan losses.
11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND GUARANTY OBLIGATIONS
The Company is a party to financial instruments with off-balance sheet risk. These financial instruments may include undrawn lines of credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the exposure that the Company has in particular classes of financial instruments. The Company may require collateral or other security to support off-balance sheet financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other parties to the undrawn lines of credit and standby letters of credit issued is represented by the contract or notional amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Undrawn Lines of Credit
In the normal course of business, the Company makes commitments to extend lines of credit to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2010 and December 31, 2009, the Company had outstanding undrawn lines of credit of $697.4 million and $764.9 million, respectively.

Standby Letters of Credit
Standby letters of credit can be either financial or performance-based. Financial-based standby letters of credit obligate the Company to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance-based standby letters of credit obligate the Company to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. For the Company’s standby letters of credit issued in connection with certain variable rate municipal bonds, the Company can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. Issuance fees associated with the standby letters of credit range from 0.80% to 4.25% of the commitment amount and mature throughout 2010 to 2016.
As of March 31, 2010, the Company had outstanding standby letters of credit with a total commitment amount of $221.1 million of which $74.6 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $7.4 million. As of December 31, 2009, the Company had outstanding standby letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $10.5 million. During 2010, the borrowers drew on and the Company funded the standby letters of credit creating a loan receivable. The provision associated with these borrowers was reclassified from the reserve for unfunded commitments to the allowance for loan losses.
Fair Value of the Stand Ready Obligation and Provision for Losses on Unfunded Commitments
A liability of $4.2 million related to the Company’s obligation to stand ready to perform under outstanding standby letters of credit was recorded in other liabilities, and a corresponding asset of $4.8 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the standby letters of credit as of March 31, 2010. A liability of $4.4 million related to the Company’s obligation to stand ready to perform under outstanding letters of credit was recorded in other liabilities, and a corresponding asset of $5.2 million was recorded in other assets in the Consolidated Balance Sheet related to the issuance fees from the standby letters of credit as of December 31, 2009.
The estimated fair value of undrawn lines of credit and standby letters of credit is based on fees currently charged for similar agreements at the reporting date. The contract or commitment amounts and the respective estimated fair value of the Company’s undrawn lines of credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Undrawn lines of credit	$697,371	$764,888	$3,487	$3,824
Standby letters of credit	221,144	245,165	7,529	8,451

In addition to the fair value of the stand ready obligation, the Company has recorded a reserve for probable losses on these commitments. The following is a summary of the activity in the reserve for losses on undrawn lines of credit and standby letters of credit, which is included in other liabilities (dollars in thousands):

2010
Balance as of January 1	$11,131
Provision for losses on unfunded commitments	686
Allowance reclassification *	(3,755)

Balance as of March 31	$8,062

2009
Balance as of January 1	$2,675
Provision for losses on unfunded commitments	331

Balance as of March 31	$3,006

*	See Note 10 for information regarding this reclassification.
12. OTHER ASSETS
Other assets consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Interest-only non-certificated receivables, at fair value	$24,425	$24,851
Mortgage servicing rights	14,476	14,488
Premises and equipment, net	11,644	11,957
Federal Home Loan Bank stock	9,651	9,651
Accrued interest receivable	8,768	9,101
FDIC prepaid premium	7,233	7,957
Other real estate owned	5,397	2,315
Fees receivable from standby letters of credit	4,776	5,163
Debt issuance costs	3,880	4,687
Other prepaid assets	3,863	2,864
Equity method investments	3,063	3,046
Derivative assets	1,997	1,419
Other	6,062	6,626

Total other assets	$105,235	$104,125

The decision of some Federal Home Loan Banks (FHLB) to reduce dividend payments and restrict redemptions of stock has not affected the Company. The FHLB of Cincinnati, with whom NCB, FSB banks, has not reduced dividends or provided notice that they have suspended stock redemptions.

13. DEPOSITS
Deposits, all of which are at NCB, FSB, consisted of the following (dollars in thousands):

	March 31, 2010		December 31, 2009
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$131,370	—	$141,493	—
Interest-bearing demand deposits	197,626	1.09%	211,228	1.06%
Savings deposits	8,770	0.27%	8,930	0.27%
Certificates of deposit	859,200	2.28%	892,303	2.25%

Total deposits	$1,196,966	1.81%	$1,253,954	1.78%

The scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Within 3 months	$144,306	$116,558
Over 3 months through 6 months	81,956	104,160
Over 6 months through 12 months	161,992	164,624
Over 12 months	355,492	382,023

Total certificates of deposit	$743,746	$767,365

As of March 31, 2010, the Company had one depositor with deposits in excess of 5% of the Company’s total deposits. This depositor had 8.5% of the Company’s total deposits of which $8.0 million are maturing within three months. The remaining $94.0 million have maturities ranging from three months to 82 months. These deposits are fully insured as of March 31, 2010.
The Company had $512.7 million and $589.1 million of brokered deposits all relating to certificates of deposit as of March 31, 2010 and December 31, 2009, respectively. Of the $512.7 million of brokered certificates of deposit, $124.3 million mature within three months and $388.4 million has a maturity ranging from four months to 69 months. The Company is actively working to decrease its brokered deposit concentration.
The Company has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB, FSB’s cashflow needs. Specifically, the cash flow needed to satisfy maturing certificates of deposit would be derived from repayments on loans held-for-investment, proceeds from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates of deposit are further supported by unused FHLB borrowing capacity which was $11.9 million and $37.4 million as of March 31, 2010 and December 31, 2009, respectively and unused borrowing capacity from the Federal Reserve Bank (“FRB”) which was $80.7 million and $78.0 million as of March 31, 2010 and December 31, 2009, respectively.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. In 2008, the FDIC announced a new program — the Transaction Account Guarantee Program that provided unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. This program is expected to end on December 31, 2010. All eligible institutions were covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions are assessed a 10 basis point surcharge on the additional insured deposits.

Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended
	March 31,
	2010	2009
Interest-bearing demand deposits	$553	$711
Savings deposits	6	6
Certificates of deposit	5,026	7,389

Total deposit interest expense	$5,585	$8,106

14. BORROWINGS
The carrying amounts and maturities of the Company’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance
	March 31,	December 31,		Maturity Date as of
Type	2010	2009	Interest Rate	March 31, 2010

Revolving credit facility	$53,059	$128,394	13.50%	December 2010

Long-term FHLB	10,000	10,000	5.80%	June 2011
Long-term FHLB	10,000	10,000	3.55%	June 2011
Long-term FHLB	20,000	20,000	5.63%	July 2011
Long-term FHLB	25,000	25,000	1.42%	August 2011
Long-term FHLB	10,000	10,000	4.42%	June 2012
Long-term FHLB	10,000	10,000	4.40%	June 2013
Long-term FHLB	10,000	10,000	4.54%	June 2013
Long-term FHLB	10,000	10,000	3.18%	March 2014
Long-term FHLB	20,000	20,000	3.20%	March 2014
Long-term FHLB	20,000	20,000	3.22%	August 2014

	145,000	145,000

Senior notes	34,090	87,092	13.50%	December 2010

Temporary Liquidity Guarantee Program debt	25,000	25,000	2.74%	February 2012
Temporary Liquidity Guarantee Program debt	63,688	63,688	2.09%	May 2012

	88,688	88,688

Subordinated debt — Class A (current)	23,989	23,989	2.76%*	December 2010
Subordinated debt — Class A (non-current)	90,000	90,000	2.76%*	October 2020

Junior subordinated debt	51,547	51,547	3.15%	January 2034

Debt valuation and discount	(141)	(157)

Total borrowings	$486,232	$614,553

*	Weighted average interest rate

Revolving Credit Facility and Senior Notes
The Holding Company is seeking to repay or refinance its obligations under the revolving credit facility and senior notes on or before June 30, 2010. The Holding Company is required to reduce the aggregate principal through paydowns such that the maximum aggregate debt outstanding is (1) $68.0 million on April 30, 2010, (2) $60.0 million on June 30, 2010 and (3) $30.0 million on September 30, 2010. Although the Holding Company is not required to fully repay the debt by June 30, 2010, if it fails to do so, it must pay a fee of 2% of then-outstanding debt balance. In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due. As of April 30, 2010 the Holding Company is in full compliance and expects to remain in full compliance with the remaining financial covenants through the maturity date.
The Holding Company has reduced its aggregate debt outstanding on the revolving credit facility and senior note to $67.6 million at April 30, 2010 from $87.1 million at March 31, 2010 and $215.5 million at December 31, 2009.
Federal Home Loan Bank Borrowings (FHLB)
NCB, FSB has a pledge agreement with the FHLB requiring advances to be secured by eligible mortgages or investments. The pledged mortgages are required to have a principal balance of 178% to 250% as of March 31, 2010 and as of December 31, 2009, of any advances. NCB, FSB’s FHLB borrowing capacity is determined by the FHLB using several factors, including asset quality and performance, capital, earnings, liquidity and credit ratings. Changes in the factors could increase or reduce the available capacity. Any amendments to the revolving credit and senior note agreements have not impacted NCB, FSB’s ability to borrow from the FHLB.
As of March 31, 2010, the total FHLB facility was $181.7 million of which $145.0 million of debt borrowings and $24.8 million in letters of credit were outstanding. As of December 31, 2009, the total FHLB facility was $205.9 million of which $145.0 million of debt borrowings and $23.5 million in letters of credit were outstanding.
As of March 31, 2010, NCB, FSB had pledged eligible Share and Single-family Residential Loans totaling $281.1 million, eligible Cooperative and Multifamily Loans totaling $35.2 million and eligible Commercial Real Estate Loans totaling $85.8 million. As of December 31, 2009, NCB, FSB had pledged eligible Share and Single-family Residential Loans totaling $321.0 million, eligible Cooperative and Multifamily Loans totaling $34.8 million and eligible Commercial Real Estate Loans totaling $86.7 million. As of March 31, 2010 and December 31, 2009, NCB, FSB had $21.6 million of investments pledged with the FHLB.
Subordinated Debt
On December 31, 1981, the Holding Company issued unsecured subordinated debt to the U.S. Treasury (“Treasury”) in the amount of $184.3 million as provided in the Act, as amended, in the form of Class A notes in full redemption of the Class A Preferred stock previously owned by the Government.

The following table shows, pursuant to the Amended Financing Agreement, the amortization schedule of the Class A notes (dollars in thousands):

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

The Amended Financing Agreement provides for the deferral of principal payments. In the event that a scheduled amortization payment is not made by the end of the applicable year, the rate on any note that is repriced prior to such scheduled payment being made will reprice at the then-current treasury rate for the tenure of that note plus 700 basis points. At the same time, the rate on the remaining notes increase by 100 basis points and increase by an additional 100 basis points each six month period (up to a maximum add-on of 700 basis points over the treasury rate) as long as the deferred payment remains unpaid. Once the deferred payment is made, the rate on all of the notes returns to the contract rate of the treasury rate plus 100 basis points.
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

15. DERIVATIVE FINANCIAL INSTRUMENTS
The estimated fair values of the Company’s derivative instruments are recorded gross as a component of other assets and other liabilities on the consolidated balance sheet as follows (dollars in thousands):

	March 31, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value
Derivatives not designated as hedging instruments:
Forward sales commitments:
Single-family Residential and Share Loans	Other assets	$8,678	$56	Other liabilities	$1,435	$(4)
Cooperative and Multifamily Loans	Other assets	54,060	504	Other liabilities	18,648	(169)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	7,598	139	Other liabilities	491	(3)
Cooperative and Commercial Real Estate Loans	Other assets	61,708	1,298	Other liabilities	—	—

Total derivatives not designated as hedging instruments		$132,044	$1,997		$20,574	$(176)

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives not designated as hedging instruments:
Forward sales commitments:
Single-family Residential and Share Loans	Other assets	$9,669	$137	Other liabilities	$377	$(1)
Cooperative and Multifamily Loans	Other assets	31,450	480	Other liabilities	8,300	(109)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	6,843	88	Other liabilities	2,198	(21)
Cooperative and Commercial Real Estate Loans	Other assets	21,050	714	Other liabilities	16,950	(154)

Total derivatives not designated as hedging instruments		$69,012	$1,419		$27,825	$(285)

Changes in the fair values of the Company’s undesignated derivative instruments are recorded in earnings as a component of the gain on sale of loans.
The fair value of the Company’s rate lock commitments to borrowers includes, as applicable:
•	the assumed gain/loss of the expected loan sale to the investor;
•	the effects of interest rate movements between the date of rate lock and the balance sheet date; and
•	the value of the mortgage servicing rights associated with the loan.
The fair value of the Company’s forward sales contracts to investors solely considers effects of interest rate movements between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The methodologies and inputs used to value all of the Company’s derivative instruments are discussed in Note 16. The effect of the changes in fair value of the Company’s derivative instruments included in the gain on sale of loans in the Statement of Operations is as follows (dollars in thousands):

	For the three months ended March 31, 2010
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Forward sales commitments:
Single-family Residential and Share Loans	$—	$(85)	$—	$(85)
Cooperative and Multifamily Loans	—	(36)	—	(36)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	(13)	88	(5)	70
Cooperative and Commercial Real Estate Loans	470	159	109	738

Total fair value measurement, March 31, 2010	$457	$126	$104	$687

16. FAIR VALUE MEASUREMENTS
The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Electing to use fair value allows for a better offset of the change in fair value of the loan and the derivative instruments used to economically hedge them without the burden of complying with the requirements of derivative accounting standards. Unrealized gains and losses for these identified loans were included in earnings. Of the $35.5 million and $11.9 million of Residential Real Estate Loans held-for-sale disclosed in Note 6, the contractual principal amount of loans for which the Company has elected the fair value option totaled $11.0 million and $1.8 million as of March 31, 2010 and December 31, 2009, respectively. The difference in fair value of these loans compared to their principal balance was $117 thousand and $23 thousand and was recorded in gain on sale of loans as of March 31, 2010 and December 31, 2009, respectively.
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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value:
•	Interest-only Non-Certificated Receivables — reported at fair value utilizing Level 3 inputs, as limited secondary market information is available for the valuation of these receivables.
•	U.S. Treasury and Agency Obligations — reported at fair value utilizing Level 1 inputs from readily observable data in active secondary fixed income markets.
•
Mortgage-Backed Securities — reported at fair value utilizing Level 2 inputs. As quoted market prices in actively traded markets are not available, fair values are estimated by using pricing models and quoted prices of securities with similar characteristics.

•	CMO’s — reported at fair value utilizing Level 3 inputs as these assets are not traded in active markets and there is little secondary market data that can be used.
•	Equity Securities — reported utilizing Level 1 inputs as these assets are traded in active markets.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	March 31, 2010
			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets
Interest-only non-certificated receivables	$—	$—	$24,425	$24,425
U.S. Treasury and agency obligations	12,757	—	—	12,757
Mortgage-backed securities	—	13,159	—	13,159
CMO’s			3,416	3,416
Equity securities	27	—	—	27
Derivative instruments	—	1,997	—	1,997
Loans held-for-sale	—	11,117	—	11,117

Total	$12,784	$26,273	$27,841	$66,898

Liabilities
Derivative instruments	$—	$176	$—	$176

Total	$—	$176	$—	$176

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	December 31, 2009
			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Interest-only non-certificated receivables	$—	$—	$24,851	$24,851
U.S. Treasury and agency obligations	12,986	—	—	12,986
Mortgage-backed securities	—	13,066	—	13,066
CMO’s	—	—	3,723	3,723
Equity securities	31	—	—	31
Derivative instruments	—	1,419	—	1,419
Loans held-for-sale	—	1,773	—	1,773

Total	$13,017	$16,258	$28,574	$57,849

Liabilities
Derivative instruments	$—	$285	$—	$285

Total	$—	$285	$—	$285

There were no significant transfers of assets or liabilities between Level 1 and Level 2 during the periods presented.
The tables below summarize the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	For the three months ended March 31, 2010
	Interest-Only Non-
	certificated	Collateralized
	Receivables	Mortgage Obligations

Balance at December 31, 2009	$24,851	$3,723
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	177	(104)
Purchases, issuances, settlements and fundings	506	—
Write down of asset due to prepayment	—	—
Principal repayments	—	(203)
Amortization	(1,109)	—
Transfers out of Level 3	—	—

Balance at March 31, 2010	$24,425	$3,416

	For the twelve months ended December 31, 2009
	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	(2,143)	—	(1,491)
Included in other comprehensive income	2,053	(383)	1,955
Purchases, issuances, settlements and fundings	—	2,391	—
Write down of asset due to prepayment	—	(49)
Principal repayments	—	—	(681)
Amortization	(4,845)	(4,372)	2
Sales	(22,919)	—	—

Balance at December 31, 2009	$—	$24,851	$3,723

(1)	These losses included in earnings have been recognized as OTTI losses on the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009:
•
Loans Held-For-Sale — the Company’s loans held-for-sale for which the fair value option has not been elected, are reported at the lower of cost or fair value. The cost basis, including adjustments due to derivative accounting, of these loans was $2.7 million and $30.0 million as of March 31, 2010 and December 31, 2009, respectively. The Company determines the fair value of the loans-held-for sale measured at the lower of cost or fair value using discounted cash flow models. Discounted cash flow models which incorporate readily observable market data or a quoted price for an identical asset are classified as Level 2.

•
Mortgage Servicing Rights (“MSRs”) — the Company’s MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the Company provides data on the MSRs to a third party who estimates the fair value of the MSRs using discounted cash flow models that calculate the present value of estimated future net servicing income. The valuation inputs are largely unobservable, therefore, MSRs are classified within Level 3 of the valuation hierarchy.

•
Impaired Loans — the Company’s impaired loans, primarily Commercial Real Estate and Commercial Loans, are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.

The following tables summarize the fair value of instruments measured on a non-recurring basis (dollars in thousands):

	March 31, 2010
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets
Loans held-for-sale	$—	$2,698	$—	$2,698	(1)
Mortgage servicing rights	—	—	5,509	5,509	(2)
Impaired loans	—	—	68,683	68,683	(3)

Total	$—	$2,698	$74,192	$76,890

	December 31, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Loans held-for-sale	$—	$29,494	$—	$29,494	(1)
Mortgage servicing rights	—	—	7,059	7,059	(2)
Impaired loans	—	—	83,094	83,094	(3)

Total	$—	$29,494	$90,153	$119,647

(1)	Only loans held-for-sale with fair values below cost and for which the fair value option has not been elected, are included in the table above.

(2)
Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date. None of these impairments were considered other-than-temporary at March 31, 2010 and December 31, 2009.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for purposes of this disclosure as of March 31, 2010 and December 31, 2009:
Cash and cash equivalents — The carrying amount approximates fair value.
Loans held-for-investment — The fair market value of adjustable rate loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit quality and the same stated maturities. The fair value of fixed rate commercial and other loans and leases, excluding loans held-for-sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities. This method of estimating fair value does not incorporate the exit price concept in a fair value measurement and is appropriate for this specific disclosure.
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

The following table summarizes the carrying amount and fair value of the financial instruments that the Company has not measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$201,201	$201,201	$266,090	$266,090
Held-to-maturity investment securities	387	371	387	372
Loans held-for-sale	65,399	64,162	35,730	35,846
Loans held-for-investment, net	1,492,591	1,456,344	1,657,221	1,618,271
Financial Liabilities:
Deposits	1,196,966	1,225,436	1,253,954	1,279,749
Borrowings	486,232	406,684	614,553	527,888
17. SEGMENT REPORTING
The Company’s reportable segments are strategic business units that provide diverse products and services within the financial services industry. The Company has five reportable segments: Commercial Lending, Real Estate Lending, Warehouse Lending, Retail and Consumer Lending and Other. The Commercial Lending segment provides financial services to cooperative and member-owned businesses. The Real Estate Lending segment originates and services multi-family cooperative real estate and community association loans (included in Commercial Loans in Note 8) nationally, with a concentration in New York City. The Warehouse Lending segment originates Residential and Commercial Real Estate Loans for sale in the secondary market. The Retail and Consumer Lending segment provides traditional banking services such as lending and deposit gathering to retail, corporate and commercial customers. The Other segment income consists of the Company’s unallocated administrative income and expense and net interest income from investments and corporate debt after allocations to segments. The Other segment assets consist mostly of unallocated cash and cash equivalents, investment securities, Federal Home Loan Bank stock, premises and equipment and equity investment securities. The Company evaluates segment performance based on earnings before taxes. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies.

The following is the segment reporting for the three months ended March 31 (dollars in thousands):

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		Consolidated
2010	Lending	Lending	Lending	Lending	Other	Company
Net interest income:
Interest income	$7,343	$10,980	$1,210	$5,236	$368	$25,137
Interest expense	2,149	6,418	350	2,888	1,278	13,083

Net interest income	5,194	4,562	860	2,348	(910)	12,054

Provision for loan losses	3,808	2,503	—	342	—	6,653

Non-interest income	874	1,080	255	475	3,149	5,833

Non-interest expense:
Direct expense	941	882	2,045	488	5,547	9,903
Overhead and support	1,079	951	2,467	573	—	5,070

Total non-interest expense	2,020	1,833	4,512	1,061	5,547	14,973

Income (loss) before taxes	$240	$1,306	$(3,397)	$1,420	$(3,308)	$(3,739)

Total average assets	$483,143	$734,351	$72,979	$417,850	$351,967	$2,060,290

Total assets	$462,697	$684,243	$89,865	$375,840	$287,238	$1,899,883

				Retail and
	Commercial	Real Estate	Warehouse	Consumer		Consolidated
2009	Lending	Lending	Lending	Lending	Other	Company
Net interest income:
Interest income	$8,436	$11,794	$1,428	$7,328	$426	$29,412
Interest expense	3,812	5,281	540	3,200	527	13,360

Net interest income	4,624	6,513	888	4,128	(101)	16,052

Provision for loan losses	2,311	7,798	—	760	—	10,869

Non-interest income	1,181	1,276	3,103	247	422	6,229

Non-interest expense:
Direct expense	1,233	930	1,302	558	5,979	10,002
Overhead and support	1,502	1,091	1,524	710	—	4,827

Total non-interest expense	2,735	2,021	2,826	1,268	5,979	14,829

Income (loss) before taxes	$759	$(2,030)	$1,165	$2,347	$(5,658)	$(3,417)

Total average assets	$575,685	$846,505	$82,730	$525,045	$135,515	$2,165,480

Total assets	$568,248	$852,235	$98,994	$514,299	$144,663	$2,178,439

18. PROVISION FOR INCOME TAXES
The federal income tax provision is determined on the basis of non-member income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation, while only certain of the Company’s subsidiaries are subject to federal taxation. The income tax benefit for the three months ended March 31, 2010 and March 31, 2009 was $0.1 million and $0.2 million, respectively. NCB, FSB’s effective weighted average state tax rate was approximately 5.4% as of March 31, 2010 compared to 5.7% as of March 31, 2009. The effective combined tax rate for both federal and state tax was 2.7% as of March 31, 2010 compared to 5.3% as of March 31, 2009 resulting from the impact of business activities that do not qualify as patronage income under the Internal Revenue Code as amended by the Act with respect to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and statistical data presented in this document and the December 31, 2009 audited consolidated financial statements and the accompanying notes included in the Company’s recent Annual Report on Form 10-K.
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
The Company operates directly and through its wholly owned subsidiaries, NCB Financial Corporation and NCB, FSB. This Form 10-Q provides information regarding the consolidated business of the Company and its subsidiaries and, where appropriate and as indicated, provides information specific to the Holding Company, NCB Financial Corporation or NCB, FSB. In general, unless otherwise noted, references in this report to the Company refer to the Company and its subsidiaries collectively. The chart below provides specific explanations of the various entities that may be referenced throughout this Form 10-Q:

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
First Quarter 2010 Summary
The Company’s financial results continue to be impacted by the recessionary economic conditions. The residual impact of the recession that the U.S. economy has faced prior to and during 2009 continues to impact the Company’s borrowers, and as a result, the Company is experiencing a higher frequency of loan losses, both in number and severity, than in prior years. Specifically, increased foreclosure rates, unemployment rates and credit scores, in localities in which many of the Company’s loans are most highly concentrated, have resulted in corresponding increases to the Company’s provision for loan losses which more than offset the net income (before provision for loan losses) of the Company during the three months ending March 31, 2010. Increased cost of funds and amortization of debt costs related to the Holding Company’s amendments to its revolving credit facility and senior note agreements have also negatively impacted the Company’s 2010 financial results to date.

Debt Amendments
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
On February 23, 2010, the Holding Company entered into amendments to each of the senior note purchase agreements and the revolving credit facility agreement that extended certain waivers and modifications established during 2009, removed substantially all of the financial covenants compliance requirements and established a payment amortization schedule with a final maturity of December 15, 2010. The Holding Company continues not to have access to the revolving credit facility.
The Holding Company is seeking to repay or refinance its obligations under the revolving credit facility and senior notes on or before June 30, 2010. The Holding Company is required to reduce the aggregate principal through paydowns such that the maximum aggregate debt outstanding is (1) $68.0 million on April 30, 2010, (2) $60.0 million on June 30, 2010 and (3) $30.0 million on September 30, 2010. Although the Holding Company is not required to fully repay the debt by June 30, 2010, if it fails to do so, it must pay a fee of 2% of then-outstanding debt balance. In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due. As of April 30, 2010 the Holding Company is in full compliance and fully expects to remain in full compliance with the remaining financial covenants through the maturity date.
The Holding Company believes that it has adequate liquidity to meet all of its obligations for the duration of the amended agreements and beyond. The Holding Company plans to fund loan curtailments and 2010 debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, the receipt of interest and principal payments on loans receivable, and potentially, through leveraging existing assets through the use of a securitization vehicle or another borrowing transaction, disposing of certain assets and raising funds from other capital sources. Management is in the process of identifying specific investment securities or loans of the Holding Company that may potentially be sold or refinanced for liquidity purposes and to facilitate in retirement of debt. As of March 31, 2010, the Company has identified for sale during 2010 and thus transferred $45.7 million of loans originally held-for-investment to held-for-sale. As of March 31, 2010, none of these loans had been sold.
Regulatory Matters
As disclosed in and filed as exhibits to the Company’s 2009 Form 10-K, on March 15, 2010 the following agreements and orders were entered into (together referred to as the “OTS Actions”):
•
The Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“the Order”) with the Office of Thrift Supervision (“OTS”). In addition to other requirements, the associated OTS order required the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. These items have been submitted to the OTS.

•
NCB Financial Corporation entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS. The associated order provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB, FSB entered into a Supervisory Agreement with the OTS. The principal elements of this agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and not declare or pay any dividends or make any other capital distribution without prior approval. Additionally, NCB, FSB must submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review and comment. These items have been submitted to the OTS.

None of the OTS Actions restrict the Holding Company, NCB Financial Corporation or NCB, FSB from transacting normal banking business. The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Holding Company, NCB Financial Corporation and NCB, FSB are in compliance with the OTS Actions. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.
Results of Operations
For the three months ended March 31, 2010 compared to the three months ended March 31, 2009
Overview
The Company’s net loss for the three months ended March 31, 2010 was $3.6 million compared to a net loss of $3.2 million for the three months ended March 31, 2009.
Total assets decreased 9.3% or $193.7 million to $1.90 billion as of March 31, 2010, from $2.09 billion as of December 31, 2009.
The annualized return on average total assets was -0.7% for the three months ended March 31, 2010 and 2009. The annualized return on average members’ equity was -7.9% and -5.8% for the three months ended March 31, 2010 and 2009, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended
	March 31,
Profitability	2010	2009
Net interest income	$12,054	$16,052
Provision for loan losses	6,653	10,869
Net interest income after provision for loan losses	5,401	5,183
Non-interest income	5,833	6,229
Non-interest expense	14,973	14,829
Net loss	(3,639)	(3,237)

Ratios
Net yield on interest earning assets	2.60%	3.03%
Return on average assets	-0.7%	-0.6%
Return on average members’ equity	-7.9%	-5.8%
Efficiency ratio	83.7%	66.6%

	March 31,	December 31,
Supplemental Data	2010	2009
Loans held-for-sale	$65,399	$35,730
Loans held-for-investment	1,538,268	1,693,689
Total assets	1,899,883	2,093,537
Total borrowings	486,232	614,553

Fulltime equivalent employees	244	248

Ratios
Average members’ equity as a percentage of average total assets	8.9%	9.6%
Average members’ equity as a percentage of average total loans and lease financing	10.9%	10.7%

Net average loans and lease financing to average total assets	80.3%	87.6%
Net average earning assets to average total assets	88.3%	94.7%

	March 31,	December 31,
Credit Quality	2010	2009
Allowance for loan losses	$45,677	$36,468
Non-accrual loans	61,006	71,401
Real estate owned	5,397	2,315
Total non-performing assets	66,403	73,716

Ratios
Allowance for loan losses to loans outstanding	2.8%	2.1%
Non-performing assets as a percentage of total assets	3.5%	3.5%
Non-performing assets as a percentage of total loans held-for-investment	4.3%	4.4%

Net Interest Income
The largest source of the Company’s revenue is net interest income, which is the difference between interest income on earning assets (primarily loans and securities) and interest expense on funding sources (including interest bearing deposits and borrowings). Earning asset balances and related funding, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Non-interest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of non-interest bearing sources of funds is captured in net yield on interest earning assets, which is calculated as net interest income divided by average earning assets.
Net interest income for the three months ended March 31, 2010, decreased $4.0 million or 24.9% to $12.1 million compared with $16.1 million for the three months ended March 31, 2009. The net yield on interest earning assets decreased from 3.03% for the three months ended March 31, 2009 to 2.60% for the same period in 2010.
For the three months ended March 31, 2010, interest income decreased by 14.5% or $4.3 million to $25.1 million compared with $29.4 million for the three months ended March 31, 2009. The decrease resulted primarily from a $2.3 million decrease in Residential and Commercial Real Estate loan volume and a decrease of $1.8 million in Consumer and Commercial Loan volume. Average yields on all loan types did not vary significantly year-over-year; however, the average yield on investment securities and cash equivalents decreased 216 basis points from the three months ended March 31, 2009 to the three months ended March 31, 2010.
Interest expense for the three months ended March 31, 2010, decreased $0.3 million or 2.1% from $13.4 million for the three months ended March 31, 2009 to $13.1 million for the three months ended March 31, 2010.
Variable interest rates, to which NCB FSB’s deposits are tied, have decreased significantly from the three months ended March 31, 2009 to the three months ended March 31, 2010 which is the primary cause of the $2.5 million year-over-year decrease in deposit interest expense. Specifically, NCB FSB’s cost of deposits has decreased 89 basis points from 2.61% in the first quarter of 2009 to 1.72% in the first quarter of 2010. NCB FSB’s average total deposits have increase slightly year-over-year; however, NCB, FSB’s brokered deposits, all relating to certificates of deposit, decreased $76.4 million from December 31, 2009 to March 31, 2010. Of the $512.7 million of brokered certificates of deposit, $124.3 million mature within three months and $388.4 million have a maturity ranging from four months to 69 months. The Company is actively working to decrease this concentration of brokered deposits.
Interest expense on borrowings increased $2.2 million or 42.7% from the first quarter of 2009 to the first quarter of 2010. The increase was primarily attributable to fees incurred and increased interest costs related to the Holding Company’s amended agreements for its revolving credit facility and senior notes beginning in the second quarter of 2009. Related to the amendments, the interest rate on the revolving credit facility has increased significantly since the first quarter of 2009 from approximately 350 basis points over the prime rate at the beginning of 2009 to the current rate of 13.5%. The senior notes interest rate has increased by more than 500 basis points over the initial rate to the current rate of 13.5% primarily as a result of the forbearance agreements. The increase in the interest rates on the revolving credit facility and senior notes contributed $1.4 million to the year-over-year increase while the amortization related to the amendment fees contributed $0.4 million to the year-over-year increase in borrowings interest expense.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for the three months ended March 31, 2010 and March 31, 2009.

Table 1
Changes in Net Interest Income
For the three months ended March 31,
(Dollars in thousands)

	2010 Compared to 2009
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(2,285)	$332	$(1,953)
Consumer and Commercial Loans and Leases	(1,837)	11	(1,826)

Total loans and lease financing	(4,122)	343	(3,779)
Investment securities and cash equivalents	163	(667)	(504)
Other interest income	(54)	62	8

Total interest income	(4,013)	(262)	(4,275)

Interest Expense
Deposits	321	(2,842)	(2,521)
Borrowings	(1,336)	3,580	2,244

Total interest expense	(1,015)	738	(277)

Net interest income	$(2,998)	$(1,000)	$(3,998)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the three months ended March 31,
(Dollars in thousands)

	2010			2009
		Income /	Average		Income /	Average
	Average Balance*	Expense	Rate/Yield	Average Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,061,590	$14,933	5.63%	$1,225,713	$16,886	5.51%
Consumer and Commercial Loans and Leases*	631,340	9,261	5.87%	756,629	11,087	5.86%

Total loans and lease financing*	1,692,930	24,194	5.72%	1,982,342	27,973	5.64%
Investment securities and cash equivalents	138,586	368	1.06%	108,209	872	3.22%
Other interest income	24,525	575	9.38%	26,961	567	8.41%

Total interest earning assets	1,856,041	25,137	5.42%	2,117,512	29,412	5.56%

Allowance for loan losses	(37,734)			(30,021)

Non-interest earning assets
Cash	170,185			15,998
Other	71,798			61,991

Total non-interest earning assets	241,983			77,989

Total assets	$2,060,290			$2,165,480

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,301,271	$5,585	1.72%	$1,241,923	$8,106	2.61%
Borrowings	539,203	7,498	5.56%	661,502	5,254	3.18%

Total interest bearing liabilities	1,840,474	13,083	2.84%	1,903,425	13,360	2.81%

Other liabilities	35,927			38,448
Members’ equity	183,889			223,607

Total liabilities and members’ equity	$2,060,290			$2,165,480

Net interest earning assets	$15,567			$214,087

Net interest revenues and spread		$12,054	2.57%		$16,052	2.75%
Net yield on interest earning assets			2.60%			3.03%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the
	three months ended March 31,
	2010	2009
Gain on sale of loans	$2,918	$3,135
Servicing fees	1,052	949
Letter of credit fees	717	1,017
Real estate loan fees	384	197
Prepayment fees	97	80
Change in unrealized gain on derivatives	79	93
Gain on sale of investments available-for-sale	—	59
Other	586	699

Total	$5,833	$6,229

Total non-interest income decreased $0.4 million or 6.5% from $6.2 million during the three months ended March 31, 2009, to $5.8 million for the three months ended March 31, 2010. The decrease was driven primarily by a $0.2 million decrease in gain on sale of loans and a $0.3 million decrease in letter of credit fees resulting from a decrease in standby letters of credit outstanding year-over-year. These decreases were partially offset from various minimal increases in other areas of non-interest income.
The following table shows the unpaid principal balance of loans sold during the three months ended March 31 (dollars in thousands):

	2010		2009
		Percentage of		Percentage of
	Balance	Gain	Balance	Gain
Cooperative, Multifamily and Commercial Real Estate Loans	$114,375	0.82%	$31,093	4.36%
Consumer Loans (auto loans)	106,842	0.23%	25,637	—
Single-family Residential Loans and Share Loans	44,853	1.31%	63,715	1.81%
SBA Loans	578	8.70%	5,744	1.87%

Total	$266,648	1.12%	$126,189	2.56%

The Consumer Loan sales represent the sale, at par, of participations in auto loans. The Company purchases and sells these notes that are held-for-sale within a 30 day cycle. The primary economic benefit to the Company of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period. During 2010, the Company sold $16.3 million of auto loans that were initially held-for-investment.
The Consumer Loans disclosed in the table above include $16.3 million of auto loans that the Company initially held-for-investment but later transferred to held-for-sale and sold at a gain of 0.23%.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for the three months
	ended March 31,
	2010	2009
Compensation and employee benefits	$8,056	$8,441
Contractual services	1,655	1,436
Occupancy and equipment	1,561	1,704
Information systems	919	1,134
FDIC premium	786	450
Loan costs	776	722
Corporate development	143	286
Lower of cost or market adjustment	(17)	(212)
Provision for losses on unfunded commitments	686	331
Other	408	537

Total	$14,973	$14,829

Non-interest expense for the three months ended March 31, 2010, remained relatively stable compared to the corresponding prior year period. A $0.4 million decrease in compensation and employee benefits resulting from a decrease in employee benefits related to the Company’s reduction in force during the second half of 2009 was primarily offset by an increase in the FDIC premium expense resulting from special fees assessed by the FDIC of $0.6 million.
During the first quarter of 2010 NCB, FSB agreed to retention bonuses for some of its employees which are subject to continued employment and a non-compete agreement. The first bonus payment of $0.9 million was made during the first quarter of 2010 and there will be two additional payments during the second and third quarters of 2010 of $0.3 million each. The employees must be employed on each of the payment dates to receive payment.
Credit Quality
Since December 31, 2009, the allowance for loan losses increased by $9.2 million, or 25.2% to $45.7 million. This included $0.7 million of loan recoveries received and $1.2 million of loans charged off. The allowance for loan losses represented 3.0% and 2.2% of loans held-for-investment, as of March 31, 2010 and December 31, 2009, respectively. The allowance as a percentage of non-performing assets was 68.8% as of March 31, 2010 compared with 49.5% as of December 31, 2009.
Of the $6.7 million provision for loan losses, $3.8 million is related to Commercial Loans, $1.8 million is related to Real Estate Loans and $1.1 million is related to Consumer Loans. Net charge-offs were 0.1% and 1.8% of the average loans held-for-investment balance for the periods ended March 31, 2010 and December 31, 2009, respectively.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Real estate owned	$5,397	$2,315	$3,553	$3,988	$1,286
Impaired loans	104,563	97,748	147,001	86,531	66,061

Total	$109,960	$100,063	$150,554	$90,519	$67,347

As a percentage of loans held- for-investment	7.15%	5.91%	7.97%	4.73%	3.46%

During 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, had an adverse impact on the quality of the Company’s loan portfolios. These conditions caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. The slight and gradual improvement in economic conditions during 2010 has contributed to the $4.2 million decrease in the provision for loan losses from March 31, 2009 to March 31, 2010.
During 2009, the Company recognized a provision for unfunded commitments of $3.8 million related to the probable expected loss on standby letters of credit with the borrowers. During 2010, the borrowers drew on and the Company funded the standby letters of credit creating a loan receivable. The provision associated with these borrowers was reclassified from the reserve for unfunded commitments (see Note 11) to the allowance for loan losses.
Standby Letters of Credit
As of March 31, 2010, the Company had outstanding standby letters of credit with a total commitment amount of $221.1 million of which $74.6 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $7.4 million. As of December 31, 2009, the Company had outstanding standby letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $10.5 million. During 2010, the Company funded two standby letters of credit in the aggregate amount of $3.8 million. In connection with the fundings, the related provision for the standby letters of credit was transferred from the reserve for unfunded commitments to the provision for loan losses as of March 31, 2010. During 2009, one letter of credit was funded in the amount of $6.9 million with an expected loss of $5.1 million recognized and charged-off.
Liquidity and Capital Resources
As of March 31, 2010, the Company believes that it has adequate liquidity to meet all its obligations. As of March 31, 2010, the Company had cash on hand of $201.2 million, investments of $29.7 million and loans held-for-sale of $65.4 million. The following describe the Company’s primary sources and uses of liquidity as of March 31, 2010:
•	The Company continues to generate cash through the receipt of scheduled and unscheduled repayments on loans receivable.
•
In addition to the methods discussed above, and if necessary, the Holding Company plans to fund the debt service on the revolving credit facility and senior notes through leveraging existing assets of the Holding Company through the use of a securitization vehicle or a secured borrowing arrangement, evaluating possible loan sale transactions and raising funds from other capital sources. As of March 31, 2010, management is in the process of identifying loans of the Holding Company that may potentially be sold or refinanced for liquidity purposes and to facilitate in retirement of debt. As of March 31, 2010, the Company has identified for sale in 2010 and thus transferred $45.7 million of loans originally held-for-investment to held-for-sale. During 2010, the Company sold $75.0 million of loans that were held-for-investment for liquidity purposes. Of these loans sold, $57.4 million were Residential Real Estate Loans and $17.6 million were Commercial Loans. During 2009, the Company sold $168.5 million of loans that were held-for-investment for liquidity purposes. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans.

•
With respect to NCB, FSB, FHLB available unused borrowing capacity was $11.9 as of March 31, 2010 which was a $25.5 million decline from $37.4 million as of December 31, 2009. As of March 31, 2010, the FHLB of Cincinnati, with whom NCB, FSB banks, has not provided notice of any potential dividend cancellations. Also, the FHLB capacity is not affected by any debt amendments entered into by the Holding Company.

•	FRB unused borrowing capacity was $80.7 million and $78.0 million as of March 31, 2010 and December 31, 2009, respectively.
•
In addition to funding operations and debt service, an additional usage of liquidity may include funding the maturity and withdrawal of certificates of deposit, specifically brokered deposits. NCB, FSB’s brokered deposit balances were $512.7 million and $589.1 million or 42.8% and 47.0% of total deposits as of March 31, 2010 and December 31, 2009, respectively. NCB, FSB intends to reduce its concentration of brokered deposits with some combination of cash on hand, proceeds from the delivery of loans held for sale, the receipt of interest and principal payments on loans held-for-investment as well as growth in non-brokered deposits.

In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the most recent amendments to its senior note and revolving credit agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due.
Sources and Uses of Funds
The Company’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are retirement of debt, loan originations, repayments of debt and purchases of investment securities.
Cash Provided by (Used in) Operating Activities. The Company’s net cash provided by operating activities for the three months ended March 31, 2010 was $17.5 million compared to cash used of $5.2 million for the three months ended March 31, 2009. This $22.7 million change was primarily due to a $65.9 million increase in the net proceeds from the sale of loans held-for-sale which was partially offset by a $4.2 million decrease in the provision for loan losses, a $20.7 million net increase of cash used for the purchase and origination of loans held-for-sale, and a $12.8 million net decrease in other liabilities and other assets.
Cash Provided by Investing Activities. The Company’s net cash provided by investing activities for the three months ended March 31, 2010 was $103.3 million compared to $17.4 million of net cash used in investing activities for the three months ended March 31, 2009. This $85.7 million change was primarily due to a $98.2 million decrease in cash used to originate loans and lease financing, net of principal collections partially offset by a $5.5 million increase in restricted cash and a $7.0 million net decrease in cash provided from available-for-sale investment activities.
Cash (Used in) Provided by Financing Activities. The Company’s net cash used in financing activities for the three months ended March 31, 2010 was $185.6 million compared to $10.2 million of cash provided for the three months ended March 31, 2009. The $195.8 million increase in cash used was primarily due to a $255.6 million net increase in cash used to repay debt borrowings partially offset by a $56.2 million decrease in cash used for deposit activities.

Interest-Bearing Liabilities
Table 4
Interest-Bearing Liabilities
(including accrued interest)
(dollars in thousands)

	March 31,	December 31,
	2010	2009	% Change
Deposits	$1,199,502	$1,256,046	-4.5%
Borrowings	489,466	617,611	-20.7%

Total	$1,688,968	$1,873,657	-9.9%

The decrease in deposits, all of which are held at NCB, FSB, from December 31, 2009 to March 31, 2010 was a result of a slight shift in funding source from deposits to borrowings (primarily FHLB and TLGP funds) and an effort to reduce brokered certificates of deposit. The weighted average rate on deposits was 1.8% as of March 31, 2010 and December 31, 2009. The average maturity of the certificates of deposit as of March 31, 2010 was 17.5 months compared with 17.7 months as of December 31, 2009.
The decrease in borrowings, including accrued interest, from December 31, 2009 to March 31, 2010 was primarily a result of the required debt paydowns in accordance with the revolving credit facility and senior note agreement amendments.
As of March 31, 2010, the Company has the following contractual debt maturities:

Amount
2010	$111,138
2011	65,000
2012	98,688
2013	20,000
2014	50,000
2015 and thereafter	141,547

Total payments	$486,373

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
The cash portion of each patronage refund, if any, is determined by the Company’s Board of Directors based upon its determination of the capital requirements of the Company and other factors, in its discretion.
As of March 31, 2010, the Company has not allocated any of its 2010 retained earnings for patronage dividends to be distributed.

Contractual Obligations
The Company has various financial obligations, including contractual obligations that may require future cash payments. Further discussion of the nature of each obligation is included in Notes 13 and 14 of the Notes to the Consolidated Financial Statements.
Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
Discussion of the Company’s commitments, contingent liabilities and off-balance sheet arrangements is included in Note 11 of the Notes to the Consolidated Financial Statements. Commitments to extend credit do not necessarily represent future cash requirements, as these commitments may expire without being drawn on based upon the Company’s historical experience.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference to the discussion contained under the caption “Overview” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4T. CONTROLS AND PROCEDURES
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its obligations to disclose in a timely manner material information required to be included in the Company’s reports under the Exchange Act.
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business the Company is involved in various types of litigation and disputes, which may lead to litigation. The Company has determined that pending or unasserted legal actions will not have a material impact on its financial condition or future operations.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K since the year ended December 31, 2009.
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
Date: May 14, 2010

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ David Sanders
David Sanders
Senior Vice President, Corporate Controller