Form 10-Q
period 2010-06-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2010-08-13
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2010: Class B 1,795,981; Class C 254,373.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$228,418	$258,406
Federal funds sold	4,318	7,684

Total cash and cash equivalents	232,736	266,090
Restricted cash	8,558	179
Investment securities
Available-for-sale	54,929	29,805
Held-to-maturity	387	387
Loans held-for-sale ($20.2 million and $1.8 million recorded at fair value, respectively)	41,361	35,730
Loans held-for-investment	1,454,804	1,693,689
Less: Allowance for loan losses	(45,502)	(36,468)

Net loans and lease financing	1,409,302	1,657,221
Other assets	106,979	104,125

Total assets	$1,854,252	$2,093,537

Liabilities and Members’ Equity
Liabilities
Deposits	$1,195,738	$1,253,954
Other liabilities	34,618	40,441
Borrowings	441,476	614,553

Total liabilities	1,671,832	1,908,948

Members’ equity
Common stock	205,035	205,035
Retained deficit — unallocated	(22,454)	(19,650)
Accumulated other comprehensive loss	(161)	(796)

Total members’ equity	182,420	184,589

Total liabilities and members’ equity	$1,854,252	$2,093,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Loans and lease financing	$21,799	$27,116	$45,993	$55,089
Investment securities	337	828	705	1,700
Other interest income	539	492	1,114	1,059

Total interest income	22,675	28,436	47,812	57,848

Interest expense
Deposits	5,525	7,004	11,110	15,110
Borrowings	6,678	7,749	14,175	13,002

Total interest expense	12,203	14,753	25,285	28,112

Net interest income	10,472	13,683	22,527	29,736

Provision for loan losses	2,205	13,916	8,858	24,785

Net interest income (loss) after provision for loan losses	8,267	(233)	13,669	4,951

Non-interest income
Gain on mortgage banking activities	5,055	3,486	7,972	6,620
Servicing fees	1,954	1,404	3,006	2,352
Letter of credit fees	934	1,244	1,651	2,261
Other	1,033	1,115	2,197	2,397

Total non-interest income	8,976	7,249	14,826	13,630

Non-interest expense
Compensation and employee benefits	8,053	7,124	16,110	15,565
Contractual services	3,121	1,375	4,774	2,811
Occupancy and equipment	1,448	1,665	3,009	3,370
Loan costs	1,317	843	2,093	1,564
Information systems	1,245	1,118	2,164	2,252
FDIC premium	1,046	1,006	1,832	1,456
Corporate development	178	257	321	543
Loss on sale of investments available-for-sale	—	154	—	95
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)	—	1,322	—	1,322
(Benefit) provision for losses on unfunded commitments	(943)	2,145	(257)	2,476
Other	957	529	1,365	1,065

Total non-interest expense	16,422	17,538	31,411	32,519

Income (loss) before income taxes	821	(10,522)	(2,916)	(13,938)

Income tax benefit	(12)	(741)	(112)	(921)

Net income (loss)	$833	$(9,781)	$(2,804)	$(13,017)

Distribution of net income (loss)
Patronage dividend accrual	$—	$247	$—	$6,084
Retained earnings	833	(10,028)	(2,804)	(19,101)

	$833	$(9,781)	$(2,804)	$(13,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2010	2009

Net loss	$(2,804)	$(13,017)

Other comprehensive loss:
Recognition of unrealized losses due to OTTI	—	1,322
Remaining change in unrealized holding gain before tax on available-for-sale investment securities and interest-only non-certificated receivables	652	448
Tax effect	(17)	(94)

Comprehensive loss	$(2,169)	$(11,341)

	For the three months ended
	June 30,
	2010	2009

Net income (loss)	$833	$(9,781)

Other comprehensive income (loss):
Recognition of unrealized losses due to OTTI	—	1,322
Remaining change in unrealized holding gain before tax on available-for-sale investment securities and interest-only non-certificated receivables	396	584
Tax effect	(3)	(91)

Comprehensive income (loss)	$1,226	$(7,966)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the six months ended June 30, 2010 and 2009
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Deficit	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2009	$205,035	$—	$(19,650)	$(796)	$184,589
Net loss	—	—	(2,804)	—	(2,804)
Unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	635	635

Balance, June 30, 2010	$205,035	$—	$(22,454)	$(161)	$182,420

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2008	$197,784	$7,154	$25,008	$(4,432)	$225,514
Adjustment to opening balance	—	—	77	(77)	—
Balance, January 1, 2009	197,784	7,154	25,085	(4,509)	225,514

Net loss	—	—	(13,017)	—	(13,017)
2009 patronage dividends retained in the form of equity	—	6,084	(6,084)	—	—
Recognition of unrealized losses due to OTTI	—	—	—	1,322	1,322
Remaining change in unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	354	354

Balance, June 30, 2009	$197,784	$13,238	$5,984	$(2,833)	$214,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(in thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(2,804)	$(13,017)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	8,858	24,785
(Benefit) provision for losses on unfunded commitments	(257)	2,476
Amortization and writedown of interest-only receivables and servicing rights	3,061	5,990
Depreciation and amortization, other	2,316	1,559
Gain on mortgage banking activities, including derivatives	(8,110)	(6,763)
Net impairment losses recognized in earnings	—	1,322
Loss on sale of investments available-for-sale	—	95
Purchase of loans held-for-sale	(173,449)	(80,696)
Loans originated for sale, net of principal collections	(199,959)	(231,593)
Lower of cost or market valuation allowance	(40)	(410)
Net proceeds from sale of loans held-for-sale	547,569	308,822
Decrease in other assets	2,896	6,477
Decrease in other liabilities	(4,856)	(3,113)

Net cash provided by operating activities	175,225	15,934

Cash flows from investing activities
Increase in restricted cash	(8,379)	—
Purchase of investment securities
Available-for-sale	(15,000)	(8,013)
Proceeds from maturities or repayments of investment securities
Available-for-sale	2,015	5,337
Proceeds from the sale of investment securities
Available-for-sale	—	10,741
Net decrease in loans held-for-investment	44,817	29,263
Purchase of premises and equipment	(75)	(133)

Net cash provided by investing activities	23,378	37,195

Cash flows from financing activities
Net decrease in deposits	(58,720)	(33,898)
Increase in borrowings	—	69,099
Repayment of borrowings	(173,077)	(20,000)
Incurrence of debt amendment costs	(160)	(2,799)
Incurrence of financing costs	—	(3,147)

Net cash (used in) provided by financing activities	(231,957)	9,255

(Decrease) increase in cash and cash equivalents	(33,354)	62,384
Cash and cash equivalents, beginning of period	266,090	39,971

Cash and cash equivalents, end of period	$232,736	$102,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(in thousands)
(Unaudited)

	2010	2009

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to other real estate owned	$4,633	$3,946

Loans held-for-sale transferred to loans held-for-investment, at the lower of cost or market	2,656	354

Loans held-for-investment transferred to loans held-for-sale, at the lower of cost or market	177,313	—

Supplemental information:

Interest paid	$25,864	$28,539

Income taxes paid	105	354
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
1. BASIS OF PRESENTATION
The Company has condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Entity	Principal Activities

The Company	Financial institution that primarily provides financial services to eligible cooperatives or enterprises controlled by eligible cooperatives. Unless otherwise indicated, references to the Company are references to the consolidated business of the Company and its subsidiaries.

NCCB (“Holding Company”)	References to the “Holding Company” are references to the legal entity of the National Consumer Cooperative Bank alone and not its subsidiaries.

NCB Financial Corporation	Intermediate holding company, wholly owned subsidiary of the Company and owner of NCB, FSB.

NCB, FSB	Federally chartered and Federal Deposit Insurance Corporation (“FDIC”)-insured thrift institution that provides a broad range of financial services to cooperative and non-cooperative customers. NCB, FSB is a wholly owned subsidiary of NCB Financial Corporation and is an indirect wholly owned subsidiary of the Company.

The Company originates various types of loans. The following are the primary types of such loans.

• Consumer Loans	Consumer Loans, including auto loans, include unsecured or secured loans to individuals primarily for personal use. If secured, Consumer Loans are secured by collateral other than real estate.

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

2. ESTIMATES AND ACCOUNTING POLICIES
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net interest income, non-interest income and non-interest expense. The Company’s more significant estimates include: valuation of financial instruments, valuation of interests retained as a result of loan sales, allowance for loan losses, evaluation of investments for other-than-temporary impairment (OTTI) and measurement of impairment, and valuation of deferred tax assets. While the Company believes the estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and these differences could be material to the financial statements.
Accounting Policies
The following accounting policies comprise those that management believes involve estimates, judgments and assumptions that are the most critical to aid in fully understanding and evaluating the Company’s reported financial results: fair value measurements, other-than-temporary impairment of investments, allowance for loan losses and reserves for unfunded commitments, servicing assets and interest-only receivables, derivative instruments and hedging activities, and income taxes.
The assumptions involved in applying these policies are discussed in the Company’s Annual Report on Form 10-K. Management evaluates these accounting estimates and assumptions on an on-going basis. As of June 30, 2010, the Company has not made any significant changes to the estimates and assumptions used in applying its critical accounting policies from its audited 2009 financial statements.
New Accounting Standards
The FASB issued new guidance regarding transfers and servicing of financial assets and extinguishments of liabilities. This standard requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concepts of a “qualifying special-purpose entity,” and a “guaranteed mortgage securitization,” changes the requirement for derecognizing financial assets, and requires additional disclosures. During the six months ended June 30, 2010, the Company transferred loans to Fannie Mae and several other institutions. These loans were evaluated for sale accounting under the application of this new guidance. The Company has adopted and applied the provisions of this standard as of January 1, 2010.
The FASB issued new guidance regarding the consolidation of variable interest entities. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, the obligation to absorb the expected losses of the entity as well as the right to receive the expected residual returns of the entity. The Company is not the primary beneficiary with respect to any variable interest entity.
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
Although the Company believes that the negative impact of the financial markets on its financial condition has subsided to some degree, very challenging economic conditions over the past few years, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, have had and may continue to have an adverse impact on the quality of the Company’s loan portfolios. These conditions have caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. A further worsening of these conditions would exacerbate the adverse effects on the profitability and capital levels of the Company, and the Holding Company and NCB, FSB, individually.
Despite the continuation of challenging economic conditions into the first half of 2010, the Company has continued its loan origination and sale activities to Fannie Mae and other willing buyers.
In 2009, the Holding Company violated certain financial covenants required under its revolving credit facility and senior note agreements and as a result, these agreements have been amended on several occasions and required the payment of various fees and higher interest costs. The incurrence of these fees and higher interest costs have further adversely impacted the results of the Company’s operations and its capital levels.
The Company has taken actions to raise liquidity and repay the amounts due under the revolving credit facility and senior note agreement and reduced the aggregate outstanding balance to $42.4 million at June 30, 2010 from $215.5 million at December 31, 2009. Although the Holding Company was not required to fully repay the amounts due under the revolving credit facility and senior note agreement by June 30, 2010, if it failed to do so, the Holding Company was required to pay a fee of 2% of the outstanding debt balance as of June 30, 2010. Accordingly, the Holding Company paid $0.8 million which is included in interest expense for the three and six months ending June 30, 2010 in the accompanying condensed consolidated statements of operations. Substantially all of the cash disclosed on the consolidated condensed balance sheet as of June 30, 2010 is held by NCB, FSB and not the Holding Company; however, the Holding Company expects to have sufficient available cash to repay the remaining amounts due under the revolving credit facility and senior note agreements on or before December 15, 2010. See Note 14 for more information on the Company’s borrowings and debt maturities.
Regulatory Matters
As disclosed in and filed as exhibits to the Company’s 2009 Form 10-K, on March 15, 2010 the following agreements and orders were entered into (together referred to as the “OTS Actions”):
•
The Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“the Order”) with the Office of Thrift Supervision (“OTS”) on March 15, 2010. In addition to other requirements, the associated OTS order required the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. These items have been submitted to the OTS, and the OTS has responded with a written non-objection as contemplated by the order. The associated order also provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB Financial Corporation entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS on March 15, 2010. The associated order provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB, FSB entered into a Supervisory Agreement with the OTS on March 15, 2010. The principal elements of this agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without prior approval. Additionally, NCB, FSB was required to submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review and comment. These items have been submitted to the OTS, and the OTS has responded with a written non-objection as contemplated by the Supervisory Agreement.

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
Under the regulatory guidelines, NCB, FSB was “Well Capitalized” as of June 30, 2010 and December 31, 2009. The following table summarizes NCB, FSB’s capital requirements (ratios and dollars) (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010:
Tangible Capital (to tangible assets)	$161,375	10.56%	$22,919	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	177,168	13.72%	103,281	8.00%	$129,101	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	161,022	12.47%	N/A	N/A	77,460	6.00%
Core Capital (to adjusted tangible assets)	161,375	10.56%	61,117	4.00%	76,397	5.00%

As of December 31, 2009:
Tangible Capital (to tangible assets)	$157,124	9.89%	$23,834	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	173,911	12.68%	109,742	8.00%	$137,178	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	156,724	11.42%	N/A	N/A	82,307	6.00%
Core Capital (to adjusted tangible assets)	157,124	9.89%	63,557	4.00%	79,446	5.00%

Management’s Plans and Going Concern Considerations
In order to maintain compliance with the OTS Actions, the Company has taken actions to preserve capital and to enhance liquidity levels, and for the Holding Company specifically, has reduced its aggregate debt outstanding on the revolving credit facility and senior note to $42.4 million at June 30, 2010 from $215.5 million at December 31, 2009. However, the Company’s ability to accomplish these goals may be constrained by the current economic environment, and therefore the Company can give no assurances that it will be able to continue to preserve capital, reduce debt levels or reduce its exposure to contingent liabilities.
Although the negative impact of the financial markets on the Company’s financial condition has subsided to some degree, the Company is still vulnerable to general economic and operating conditions adversely impacting the Company’s borrowers, and the value of the real estate and other property that collateralize the Company’s loans. If the general economic and employment conditions, consumer demand and the real estate market do not improve or decline further, then the level of non-performing assets may not continue to decrease and may even increase.
Management has been aggressively addressing liquidity needs to maintain adequate cash flows to sustain operations and reduce debt levels. As of June 30, 2010, the Company maintained liquid assets totaling $329.4 million as follows: cash balances totaling $232.7 million; investments totaling $55.3 million; and loans held-for-sale totaling $41.4 million. Additionally, the Company may continue to sell loans classified as held-for-investment on its consolidated balance sheet as the Company identifies such assets and identifies a willing and able buyer. Substantially all of the cash on hand is held by NCB, FSB. Dividends from NCB, FSB to the Holding Company are prohibited by the OTS at this time.
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
As indicated above, NCB, FSB is not permitted to declare or pay any dividends or make any other capital distributions to the Holding Company without prior approval of the OTS. Currently, the Holding Company is not making any new loan originations or commitments and continues to perform its obligations under existing contracts and agreements.
4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The composition of cash, cash equivalents and restricted cash is as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Cash	$227,448	$251,922
Cash equivalents	970	6,484

Total cash and equivalents	228,418	258,406
Federal funds sold	4,318	7,684
Restricted cash	8,558	179

Total	$241,294	$266,269

As of June 30, 2010, the Company’s restricted cash includes $5.4 million of escrow deposits in favor of Fannie Mae and required under the Company’s loan servicing arrangement, and $3.0 million of cash required to be reserved for treasury management services provided by a third-party banking institution.

5. INVESTMENT SECURITIES
The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) are as follows (dollars in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only non-certificated receivables	$24,548	$212	$(1,055)	$23,705
U.S. Treasury and agency obligations	26,254	155	—	26,409
Mortgage-backed securities	24,164	408	—	25,074
Collateralized mortgage obligations (“CMO’s”)	3,221	271	(74)	3,418
Equity securities	52	—	(24)	28

Total	$78,741	$1,046	$(1,153)	$78,634

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only non-certificated receivables	$25,971	$201	$(1,321)	$24,851
U.S. Treasury and agency obligations	12,783	203	—	12,986
Mortgage-backed securities	12,981	85	—	13,066
CMO’s	3,637	110	(24)	3,723
Equity securities	52	—	(21)	31

Total	$55,424	$599	$(1,366)	$54,657

The following tables present the duration of unrealized losses recognized on available-for-sale investment securities and interest-only non-certificated receivables (dollars in thousands):

	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only non-certificated receivables	$—	$—	$19,422	$(1,055)	$19,422	$(1,055)
CMO’s	127	(74)	—	—	127	(74)
Equity securities	1	(1)	27	(23)	28	(24)

Total	$128	$(75)	$19,449	$(1,078)	$19,577	$(1,153)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only non-certificated receivables	$1,111	$(139)	$21,073	$(1,182)	$22,184	$(1,321)
CMO’s	78	(24)	—	—	78	(24)
Equity securities	—	—	29	(21)	29	(21)

Total	$1,189	$(163)	$21,102	$(1,203)	$22,291	$(1,366)

The Company’s investment securities in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. The Company’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. The results of those evaluations are as follows:
Interest-only non-certificated receivables
The interest-only non-certificated receivables have been valued using discount rates derived from the commercial mortgage servicing rights market. The interest-only non-certificated receivables are in an unrealized loss position primarily due to changes in the credit spreads demanded by market participants from the time the asset was acquired to the balance sheet date. See note 7 for further disclosure related to key economic assumptions used to value these investments. Each of the interest-only non-certificated receivables is collateralized only by loans originated by the Company. As of June 30, 2010, the collateral mortgages continue to perform and the Company does not expect there to be an adverse change in future cash flows. The Company does not view these assets as a source of short-term liquidity and does not intend to sell nor believes it will be required to sell these instruments prior to the full recovery of the amortized cost basis of these assets. Consequently as of June 30, 2010, the unrealized losses on the interest-only non-certificated securities are considered temporary in nature.
CMO’s
In evaluating the CMO’s for other-than-temporary impairment, management monitors the credit support of each of the bonds held by the Company, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through June 30, 2010, the financial condition and credit quality of certain underlying issuers or collateral has deteriorated over time. Prior to 2010, the Company had recognized aggregate OTTI on the CMO’s of $3.2 million. The Company projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors. As of June 30, 2010 the Company does not expect any further deterioration in future cash flows from the CMO’s and the Company does not intend to sell nor is it probable that the Company will be required to sell the CMO investment securities prior to the recovery of the carrying value. Consequently as of June 30, 2010, the unrealized losses on the CMO’s are considered temporary in nature.
The Company did not recognize any OTTI on its available-for-sale investment securities or its interest-only non-certificated receivables during the three and six months ended June 30, 2010. The company recognized $1.3 million of OTTI on its available-for-sale investment securities during the three and six months ended June 30, 2009.
The tables below presents a roll-forward of the credit-related losses recognized in earnings (dollars in thousands):

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Balance, January 1, 2010	$3,171	$3,171
Credit impairments of interest-only receivables and CMO securities	—	—

Balance, June 30, 2010	$3,171	$3,171

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Balance, December 31, 2008	$1,692	$1,692
Adjustment to opening balance	(77)	(77)
Balance, January 1, 2009	$1,615	$1,615
Additions:
Initial credit impairments	1,322	1,322
Subsequent credit impairments	—	—

Reductions:
For securities sold	—	—
Due to change in intent to sell or requirements to sell	—	—
For increases in expected cashflows	—	—

Balance, June 30, 2009	$2,937	$2,937

The maturities of available-for-sale U.S. Treasury and agency obligations investment securities are as follows (dollars in thousands):

	June 30, 2010
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$17,027	0.50%	$17,070
After 1 year through 5 years	8,646	0.77%	8,718
After 5 years through 10 years	131	5.46%	150
After 10 years	450	5.50%	471

Total	$26,254	0.68%	$26,409

Equity securities, CMO’s, mortgage-backed securities, and interest-only non-certificated receivables are excluded from the maturity table above. Mortgage-backed securities, CMO’s and interest-only non-certificated receivables have contractual maturities, which differ from actual maturities because borrowers may have the right to call or prepay obligations.
6. LOANS HELD-FOR-SALE
Loans held-for-sale by category are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Consumer Loans	$1,810	$22,186
Commercial Loans	14,329	1,650
Residential Real Estate Loans	25,222	11,894

Total	$41,361	$35,730

The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale, at fair value. Electing to use fair value allows for a better offset of the change in fair value of the loan held-for-sale and the forward loan sale commitment derivative used to economically hedge the loan without the burden of complying with the requirements of derivative accounting standards. Unrealized gains and losses for these identified loans are included in earnings. The Company has elected the fair value option for $20.2 million and $1.8 million of Residential Real Estate Loans as of June 30, 2010 and December 31, 2009, respectively.

7. LOAN SALES
During the periods presented, the Company sold Commercial, Residential Real Estate and Consumer Loans. Most Residential Real Estate and Commercial Loan sales to Fannie Mae are sold with the servicing retained by the Company; therefore the Company records a Mortgage Servicing Right (“MSR”) at the time of sale in addition to a non-certificated interest-only receivable. The sale of Commercial and Residential Real Estate Loans generated a total of $3.0 million and $2.8 million in retained interests for the six months ended June 30, 2010,and June 30, 2009, respectively. The Company does not retain servicing or any other interests on Consumer Loan sales.
In total, the Company generated a gain on mortgage banking activities of $8.1 million, including the change in unrealized gain on derivatives, for the six months ended June 30, 2010 compared with a gain of $6.8 million, including the change in unrealized gain on derivatives, for the six months ended June 30, 2009.
The following table summarizes the cash flows received from loan sale activity and retained interests for the six months ended June 30, (dollars in thousands):

	2010	2009
Net proceeds from Consumer Loan sales	$194,062	$79,876
Net proceeds from Commercial and Residential Real Estate Loan sales (1)	365,464	228,946
Servicing fees received	3,773	3,262
Cash flows received on interest-only receivables (2)	3,374	7,003

(1)	For the six months ended June 30, 2010, $12.0 million of the net proceeds represent mortgage-backed securities recorded in exchange for loans. See discussion below for more info.

(2)	The 2009 cashflows received on interest-only receivables includes cashflows received from certificated interest-only receivables which were all sold during the third quarter of 2009.
During 2010, $2.7 million of Consumer Loans, originally held-for-sale as of December 31, 2009, were transferred at the lower of cost or fair value to held-for-investment as the market for these loans was extremely limited.
During 2010, the Company transferred $177.3 million of loans that were classified as held-for-investment to loans held-for-sale due to its change in intent to sell these loans as a source of liquidity and to repay borrowings. These loans were subsequently sold at insignificant gains. Of these loans sold, $147.4 million were Residential Real Estate Loans, $27.7 million were Commercial Loans and $2.2 million were Consumer Loans. During 2009, the Company sold $168.5 million of loans that were held-for-investment for liquidity purposes. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans.
During 2010, the Company transferred $11.5 million of Residential Real Estate Loans to a trust created by Fannie Mae. The trust holds only the loans transferred by the Company, and the loans have been fully guaranteed by Fannie Mae. The trust issued mortgage-backed securities fully collateralized by the transferred loans. In exchange for the transfer, the Company retained 100 percent of these beneficial interests issued by the trust, as well as the contractual right to continue to service the loans. The transfer meets the definition of a sale, and as a result, the Company recognized a $0.5 million gain on the transfer for the three and six months ended June 30, 2010.
During 2010, the Company transferred a 90 percent interest in a Commercial Loan with an unpaid principal balance of $9.5 million. The remaining 10 percent interest has been retained by the Company. The cash flows from the loan are divided proportionately between the Company and the participating interest holder based on their ownership interest, and the Company has not provided any guarantees with respect to the transferred portion. The transferred portion meets the definition of a participating interest; and the Company has accounted for the transfer of the participating interest as a sale, and recorded a gain of $0.4 million for the three and six months ended June 30, 2010. The Company retained the right to service the participating portion of the loan.

Although the overall gain as a percentage of the principal balance of loans sold during the three and six months ending June 30, 2010 was slightly lower than during the same periods in 2009, the Company was able to achieve higher gains on the loans that were sold during the three and six months ending June 30, 2010 compared to the same periods in 2009.
MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans such as loan balance, interest rate, length of time outstanding, principal and interest terms and amortization terms. Activity related to MSRs was as follows (dollars in thousands):

	Share and Single-family Residential		Multifamily, Cooperative and
	Loans		Commercial Real Estate Loans		Total
	2010	2009	2010	2009	2010	2009
Balance at January 1	$4,158	$2,878	$10,330	$10,374	$14,488	$13,252
Additions	662	1,244	1,505	305	2,167	1,549
Amortization	(547)	(647)	(675)	(508)	(1,222)	(1,155)
Change in valuation allowance(1)	—	184	384	62	384	246

Balance at June 30	$4,273	$3,659	$11,544	$10,233	$15,817	$13,892

(1)	This represents a recovery value of previously impaired MSR’s. The recovery recorded does not exceed amortized cost.
Changes in the valuation allowance for MSRs (included as a component of other assets) were as follows (dollars in thousands):

	Share and Single-family Residential		Multifamily, Cooperative and
	Loans		Commercial Real Estate Loans		Total
	2010	2009	2010	2009	2010	2009
Balance at January 1	$—	$(184)	$(941)	$(442)	$(941)	$(626)
Additional write-downs	—	(259)	(217)	(13)	(217)	(272)
Recoveries	—	443	601	75	601	518

Balance at June 30	$—	$—	$(557)	$(380)	$(557)	$(380)

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

Key economic assumptions used in determining the fair value of MSRs at the time of sale for the six months ended June 30, were as follows:

	2010	2009
Weighted-average life (in years):
Share and Single-family Residential Loans	3.6	7.6
Multifamily, Cooperative and Commercial Real Estate Loans	4.8	6.0

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	21.5%	10.2%
Multifamily, Cooperative and Commercial Real Estate Loans	2.0%	4.1%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	11.0%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	13.7%	7.4%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	2.0%	2.8%
Multifamily, Cooperative and Commercial Real Estate Loans	2.7%	2.5%

Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,262	$4,867
Multifamily, Cooperative and Commercial Real Estate Loans	13,156	11,214

Weighted-average life (in years):
Share and Single-family Residential Loans	3.3	4.2
Multifamily, Cooperative and Commercial Real Estate Loans	6.0	6.2

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	25.0%	20.7%
Multifamily, Cooperative and Commercial Real Estate Loans	2.5%	2.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(354)	$(312)
Multifamily, Cooperative and Commercial Real Estate Loans	(76)	(61)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(782)	(629)
Multifamily, Cooperative and Commercial Real Estate Loans	(152)	(121)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.7%	9.2%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(112)	$(149)
Multifamily, Cooperative and Commercial Real Estate Loans	(406)	(336)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(218)	(289)
Multifamily, Cooperative and Commercial Real Estate Loans	(791)	(657)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	2.0%	2.8%
Multifamily, Cooperative and Commercial Real Estate Loans	2.8%	2.8%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(39)	$(51)
Multifamily, Cooperative and Commercial Real Estate Loans	(362)	(330)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(77)	(102)
Multifamily, Cooperative and Commercial Real Estate Loans	(724)	(659)
For non-certificated interest-only receivables, the Company estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of the Company’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	June 30,
	2010	2009
Weighted-average life (in years)	8.7	9.4
Weighted-average annual discount rate	9.00%	9.00%

Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only non-certificated receivables and the effect on the fair value of the interest-only non-certificated from adverse changes in those assumptions are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Fair value	$23,705	$24,851
Weighted-average life (in years)	6.7	8.9
Weighted average annual discount rate	9.00%	9.00%
Impact on fair value of 10% adverse change	$(636)	$(683)
Impact on fair value of 20% adverse change	(1,245)	(1,335)
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
The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2010	2009
Balance at January 1	$5,845,743	$5,550,592
Additions	319,353	225,830
Loan payments and payoffs	(153,510)	(183,568)

Balance at June 30	$6,011,586	$5,592,854

8. LOANS HELD-FOR-INVESTMENT
Loans held-for-investment by category are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Consumer Loans	$14,805	$17,367
Commercial Loans	503,963	616,343
Real Estate Loans:
Residential	573,506	680,736
Commercial	362,464	379,086
Leases	66	157

Total	$1,454,804	$1,693,689

9. IMPAIRED LOANS
A loan is considered impaired when, based on current information, it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $106.3 million and $97.7 million as of June 30, 2010 and December 31, 2009, respectively. The aggregate average balance of impaired loans was $90.6 million and $73.6 million for the six months ending June 30, 2010, and the year ending December 31, 2009, respectively. The interest income that was due but not recognized on impaired loans was $3.0 million and $3.4 million for the six months ended June 30, 2010 and June 30, 2009, respectively.
As of June 30, 2010 and December 31, 2009, the Company’s impaired loans included $30.5 million and $26.3 million, respectively of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a significant decline in the value of the collateral. The remaining $75.8 million and $71.4 million, respectively of loans are not accruing interest because the debt service payments were at least 90 days delinquent.

As of June 30, 2010, the Company had an allowance of $23.2 million on the $106.3 million of impaired loans. Of the $106.3 million of impaired loans, $30.0 million needed no allowance because the fair value of the collateral was greater than the amount due to the Company on the loan. As of December 31, 2009 the Company had an allowance of $14.3 million on the $97.7 million of impaired loans. Of the $97.7 million of impaired loans, $24.7 million needed no allowance because the fair value of the collateral was greater than the amount due to the Company on the loan.
Due to significant changes in the current valuations of the properties collateralizing certain loans, the Company restructured $9.9 million of impaired loans with an aggregate reserve of $3.7 million. A total of $1.5 million of the aggregate unpaid principal balance of the restructured loans was immediately charged-off. After the restructurings and charge-offs, the aggregate unpaid principal balance of the restructured loans was $7.5 million with an aggregate reserve of $2.0 million as of June 30, 2010.
As of June 30, 2010 reserves were deemed to be adequate to cover the estimated loss exposure related to the impaired loans and there were no commitments to lend additional funds to borrowers whose loans were impaired.
10. ALLOWANCE FOR LOAN LOSSES
The following is a summary of the components of the allowance for loan losses (dollars in thousands):

	June 30, 2010	December 31, 2009
Allowance on impaired loans	$23,247	$14,347
Allowance on non-impaired loans	22,255	22,121

Total allowance for loan losses	$45,502	$36,468

The following is a summary of the activity in the allowance for loan losses during the six months ended June 30 (dollars in thousands):

	2010	2009
Balance as of January 1	$36,468	$27,067

Charge-offs
Consumer Loans	(1,812)	(3,098)
Commercial Loans	(818)	(8,655)
Real Estate Loans (Commercial and Residential)	(1,608)	—

Total charge-offs	(4,238)	(11,753)

Recoveries
Consumer Loans	491	403
Commercial Loans	105	199
Real Estate Loans (Commercial and Residential)	63	—

Total recoveries	659	602

Net charge-offs	(3,579)	(11,151)

Provision for loan losses	8,858	24,785

Provision reclassification	3,755	—

Balance as of June 30	$45,502	$40,701

During 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, began to have an adverse impact on the quality of the Company’s loan portfolios. These conditions caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. Although economic conditions have slightly begun to improve during 2010, the Company’s loan portfolio continues to be negatively impacted.

During 2009, the Company recognized a provision for unfunded commitments of $3.8 million related to the probable expected loss on standby letters of credit with borrowers. During 2010, these borrowers drew on, and the Company funded, the standby letters of credit creating a loan receivable. The provision associated with these borrowers was reclassified from the reserve for unfunded commitments (see Note 11) to the allowance for loan losses.
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
Undrawn Lines of Credit
In the normal course of business, the Company makes commitments to extend lines of credit to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2010 and December 31, 2009, the Company had outstanding undrawn lines of credit of $674.8 million and $764.9 million, respectively.
Standby Letters of Credit
Standby letters of credit can be either financial or performance-based. Financial-based standby letters of credit obligate the Company to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance-based standby letters of credit obligate the Company to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. For the Company’s standby letters of credit issued in connection with certain variable rate municipal bonds, the Company can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. As of June 30, 2010, issuance fees associated with the standby letters of credit range from 0.80% to 4.25% of the commitment amount and mature throughout 2010 to 2016.
As of June 30, 2010 and December 31, 2009, a liability of $3.3 million and $4.4 million, respectively, related to the Company’s obligation to stand ready to perform under outstanding standby letters of credit was recorded in other liabilities, and a corresponding asset of $4.2 million and $5.2 million, respectively was recorded in other assets in the condensed consolidated balance sheet related to the issuance fees from the standby letters of credit.

Subsequent to the initial recognition of the stand-ready obligation, the Company monitors its standby letters of credit for future probable loss in the event these letters are drawn upon by the borrower. In evaluating future probable losses, management considers the stand ready obligation already recognized and at no time does the expected loss recorded by the Company exceed the greater of either the stand-ready obligation or the expected probable loss. As of June 30, 2010 and December 31, 2009, the Company had a reserve for losses on standby letters of credit of $6.0 million and $9.3 million, respectively. As of June 30, 2010, the Company had outstanding standby letters of credit with a total commitment amount of $217.8 million of which $71.8 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $5.9 million. As of December 31, 2009, the Company had outstanding standby letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $10.5 million.
The following is a summary of the activity in the reserve for losses on undrawn lines of credit and standby letters of credit, which is included in other liabilities (dollars in thousands):

2010
Balance as of January 1	$10,403
Benefit for losses on unfunded commitments	(257)
Provision reclassification *	(3,755)

Balance as of June 30	$6,391

2009
Balance as of January 1	$2,675
Provision for losses on unfunded commitments	2,476

Balance as of June 30	$5,151

*	See Note 10 for information regarding this reclassification.
The estimated fair value of undrawn lines of credit and standby letters of credit is based on fees currently charged for similar agreements at the reporting date. The contract or commitment amounts and the respective estimated fair value of the Company’s undrawn lines of credit and standby letters of credit are as follows (dollars in thousands):

	Contract or		Estimated
	Commitment Amounts		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Undrawn lines of credit	$674,786	$764,888	$3,374	$3,824
Standby letters of credit	217,834	245,165	6,552	7,728

12. OTHER ASSETS
Other assets consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Interest-only non-certificated receivables, at fair value	$23,705	$24,851
Mortgage servicing rights	15,817	14,488
Premises and equipment, net	11,336	11,957
Federal Home Loan Bank stock	9,651	9,651
Accrued interest receivable	8,378	9,101
Other real estate owned	6,660	2,315
FDIC prepaid premium	6,276	7,957
Fees receivable from standby letters of credit	4,220	5,163
Other prepaid assets	4,347	2,864
Derivative assets	4,026	1,419
Debt issuance costs	3,643	4,687
Equity method investments	2,921	3,046
Other	5,999	6,626

Total other assets	$106,979	$104,125

The FHLB of Cincinnati, with whom NCB, FSB banks, has not reduced dividends or provided notice that they have suspended stock redemptions therefore, the decision of some Federal Home Loan Banks (FHLB) to reduce dividend payments and restrict redemptions of stock has not affected the Company.
13. DEPOSITS
Deposits, all of which are at NCB, FSB, consisted of the following (dollars in thousands):

	June 30, 2010		December 31, 2009
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$179,355	—	$141,493	—
Interest-bearing demand deposits	204,034	1.10%	211,228	1.06%
Savings deposits	8,601	0.28%	8,930	0.27%
Certificates of deposit	803,748	2.32%	892,303	2.25%

Total deposits	$1,195,738	1.75%	$1,253,954	1.78%

The scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
Within 3 months	$111,504	$116,558
Over 3 months through 6 months	113,375	104,160
Over 6 months through 12 months	168,361	164,624
Over 12 months	302,526	382,023

Total certificates of deposit	$695,766	$767,365

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. Effective July 21, 2010, the increase of deposit insurance coverage to $250,000 is permanent, under legislation passed on that date.

As of June 30, 2010, NCB, FSB had two depositors with deposits in excess of 5% of NCB, FSB’s total deposits. These two depositors had 16.2% or $193.9 million of NCB, FSB’s total deposits of which $4.0 million are maturing within three months and $95.0 million have maturities ranging from three months to 79 months. The remaining $94.9 million of these deposits consist of $5.4 million of interest-bearing demand deposits and $89.5 million of non-interest bearing demand deposits. The two aforementioned depositors have pooled a larger number of individual depositors and placed the aggregate funds with NCB, FSB. All of the related individual deposits are within the $250,000 threshold to be fully insured as of June 30, 2010. Subsequent to June 30, 2010 NCB, FSB has reduced this deposit concentration by $84.8 million.
NCB, FSB had $450.5 million and $589.1 million of brokered deposits all relating to certificates of deposit as of June 30, 2010 and December 31, 2009, respectively. Of the $450.5 million of brokered certificates of deposit, $79.9 million mature within three months and $370.6 million has a maturity ranging from four months to 66 months. The Company is actively working to decrease its brokered deposit concentration.
The Company has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB, FSB’s cashflow needs. Specifically, the cash flow needed to satisfy maturing certificates of deposit would be derived from repayments on loans held-for-investment, proceeds from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates of deposit are further supported by unused FHLB borrowing capacity which was $21.4 million and $37.4 million as of June 30, 2010 and December 31, 2009, respectively and unused borrowing capacity from the Federal Reserve Bank (“FRB”) which was $65.2 million and $78.0 million as of June 30, 2010 and December 31, 2009, respectively.
Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest-bearing demand deposits	$559	$708	$1,111	$1,419
Savings deposits	6	6	13	12
Certificates of deposit	4,960	6,290	9,986	13,679

Total deposit interest expense	$5,525	$7,004	$11,110	$15,110

14. BORROWINGS
The carrying amounts and maturities of the Company’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance
	June 30,	December 31,		Maturity Date as of
Type	2010	2009	Interest Rate	June 30, 2010

Revolving credit facility	$25,737	$128,394	13.50%	December 2010

Long-term FHLB	10,000	10,000	5.80%	June 2011
Long-term FHLB	10,000	10,000	3.55%	June 2011
Long-term FHLB	20,000	20,000	5.63%	July 2011
Long-term FHLB	25,000	25,000	1.42%	August 2011
Long-term FHLB	10,000	10,000	4.42%	June 2012
Long-term FHLB	10,000	10,000	4.40%	June 2013
Long-term FHLB	10,000	10,000	4.54%	June 2013
Long-term FHLB	10,000	10,000	3.18%	March 2014
Long-term FHLB	20,000	20,000	3.20%	March 2014
Long-term FHLB	20,000	20,000	3.22%	August 2014

	145,000	145,000

Senior notes	16,640	87,092	13.50%	December 2010

Temporary Liquidity Guarantee Program debt	25,000	25,000	2.74%	February 2012
Temporary Liquidity Guarantee Program debt	63,688	63,688	2.09%	May 2012

	88,688	88,688

Subordinated debt — Class A (current)	23,989	23,989	4.79%*	December 2010
Subordinated debt — Class A (non-current)	90,000	90,000	2.18%*	October 2020

Junior subordinated debt	51,547	51,547	3.20%	January 2034

Debt valuation and discount	(125)	(157)

Total borrowings	$441,476	$614,553

*	Weighted average interest rate
Revolving Credit Facility and Senior Notes
The Holding Company has been required to reduce the aggregate principal through paydowns such that the maximum aggregate debt outstanding was (1) $68.0 million on April 30, 2010 and (2) $60.0 million on June 30, 2010 and will be (3) $30.0 million on September 30, 2010. Although the Holding Company was not required to fully repay the amounts due under the revolving credit facility and senior note agreement by June 30, 2010, if it failed to do so, the Holding Company was required to pay a fee of 2% of the outstanding debt balance as of June 30, 2010. Accordingly, the Holding Company paid $0.8 million which is included in interest expense for the three and six months ending June 30, 2010 in the accompanying condensed consolidated statements of operations. In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due. As of June 30, 2010 the Holding Company is in full compliance, expects to remain in full compliance with the remaining financial covenants through the maturity date, and expects to repay the remaining amounts due on or before the maturity date.
The Holding Company has reduced its aggregate debt outstanding on the revolving credit facility and senior note to $42.4 million at June 30, 2010 from $215.5 million at December 31, 2009.

Federal Home Loan Bank Borrowings (FHLB)
NCB, FSB has a pledge agreement with the FHLB requiring advances to be secured by eligible mortgages or investments. NCB, FSB’s FHLB borrowing capacity is determined by several factors including: the market value of eligible collateral, asset quality, capital, earnings, liquidity and credit ratings. Changes in the factors could increase or reduce the available capacity. Any amendments to the revolving credit and senior note agreements have not impacted NCB, FSB’s ability to borrow from the FHLB.
As of June 30, 2010, the total FHLB facility was $180.6 million of which $145.0 million of debt borrowings and $14.2 million in letters of credit were outstanding. As of December 31, 2009, the total FHLB facility was $205.9 million of which $145.0 million of debt borrowings and $23.5 million in letters of credit were outstanding.
NCB, FSB has granted a blanket security interest to the FHLB of the following: Share and Single-family Residential Loans, Multifamily Loans, Commercial Real Estate Loans, Home Equity Lines of Credit and specifically assigned Investment Securities. NCB, FSB submits a quarterly certification to the FHLB specifying the eligible loan collateral. As of June 30, 2010, based on the last quarterly certification of March 31, 2010, NCB, FSB had pledged the following eligible loan collateral to the FHLB: Share and Single-family Residential of $281.1 million, and Multifamily of $35.2 million. As of December 31, 2009, based on the last quarterly certification of September 30, 2009, NCB, FSB had pledged the following eligible loan collateral to the FHLB: Share and Single-family Residential of $382.0 million and Multifamily of $32.5 million. As of June 30, 2010 and December 31, 2009, NCB, FSB had $38.5 million and $12.2 million of investments specifically pledged to the FHLB, respectively.
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

The Class A notes and all related payments are subordinate to any secured and unsecured notes and debentures thereafter issued by the Holding Company, but the notes and subordinated debt issued by the Holding Company, that by its terms are junior to the Class A notes, have first preference with respect to the Holding Company’s assets over all classes of stock issued by the Holding Company. Under the Bank Act, the Holding Company currently cannot pay any dividend on any class of stock at a rate greater than the statutory interest rate payable on the Class A notes.
15. DERIVATIVE FINANCIAL INSTRUMENTS
The estimated fair values of the Company’s derivative instruments are recorded gross as a component of other assets and other liabilities on the condensed consolidated balance sheet as follows (dollars in thousands):

	June 30, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives not designated as hedging instruments:
Forward sales commitments:
Single-family Residential and Share Loans	Other assets	$1,073	$1	Other liabilities	$7,669	$(60)
Cooperative and Multifamily Loans	Other assets	4,500	1	Other liabilities	94,808	(2,251)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	6,090	209	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	79,138	3,815	Other liabilities	—	—

Total derivatives not designated as hedging instruments		$90,801	$4,026		$102,477	$(2,311)

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives not designated as hedging instruments:
Forward sales commitments:
Single-family Residential and Share Loans	Other assets	$9,669	$137	Other liabilities	$377	$(1)
Cooperative and Multifamily Loans	Other assets	31,450	480	Other liabilities	8,300	(109)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	6,843	88	Other liabilities	2,198	(21)
Cooperative and Commercial Real Estate Loans	Other assets	21,050	714	Other liabilities	16,950	(154)

Total derivatives not designated as hedging instruments		$69,012	$1,419		$27,825	$(285)

Changes in the fair values of the Company’s undesignated derivative instruments are recorded in earnings as a component of the gain on mortgage banking activities.
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
The methodologies and inputs used to value all of the Company’s derivative instruments are discussed in Note 16. The effect of the changes in fair value of the Company’s derivative instruments included in the gain on mortgage banking activities in the condensed consolidated statements of operations is as follows (dollars in thousands):

	For the three months ended June 30, 2010
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Forward sales commitments
Single-family Residential and Share Loans	$—	$(111)	$—	$(111)
Cooperative and Multifamily Loans	—	(2,584)	—	(2,584)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	29	53	(10)	72
Cooperative and Commercial Real Estate Loans	394	2,044	80	2,518

Total fair value measurement, June 30, 2010	$423	$(598)	$70	$(105)

	For the six months ended June 30, 2010
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Forward sales commitments:
Single-family Residential and Share Loans	$—	$(196)	$—	$(196)
Cooperative and Multifamily Loans	—	(2,620)	—	(2,620)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	16	141	(15)	142
Cooperative and Commercial Real Estate Loans	864	2,203	189	3,256

Total fair value measurement, June 30, 2010	$880	$(472)	$174	$582

16. FAIR VALUE MEASUREMENTS
The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Electing to use fair value allows for a better offset of the change in fair value of the loan and the derivative instruments used to economically hedge the loans without the burden of complying with the requirements of derivative accounting standards. Unrealized gains and losses for these identified loans are included in earnings. Of the $25.2 million and $11.9 million of Residential Real Estate Loans held-for-sale disclosed in Note 6, the contractual principal amount of loans for which the Company has elected the fair value option totaled $20.2 million and $1.8 million as of June 30, 2010 and December 31, 2009, respectively. The difference in fair value of these loans compared to their principal balance was $0.9 million and $23 thousand and was recorded in gain on mortgage banking activities as of June 30, 2010 and December 31, 2009, respectively.
•
U.S. GAAP establishes a fair value hierarchy for valuation inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the Company’s annual report as of December 31, 2009 on Form 10-K. There have been no changes in these methodologies from December 31, 2009.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	June 30, 2010
			Significant
	Quoted Prices in Active	Significant Other	Unobservable
	Markets for Identical Assets	Observable Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets
Interest-only non-certificated receivables	$—	$—	$23,705	$23,705
U.S. Treasury and agency obligations	26,409	—	—	26,409
Mortgage-backed securities	—	25,074	—	25,074
CMO’s	—	—	3,418	3,418
Equity securities	28	—	—	28
Derivative instruments	—	4,026	—	4,026
Loans held-for-sale	—	21,038	—	21,038

Total	$26,437	$50,138	$27,123	$103,698

Liabilities
Derivative instruments	$—	$2,311	$—	$2,311

Total	$—	$2,311	$—	$2,311

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

There were no transfers of assets or liabilities between Level 1 and Level 2, or from Level 2 to Level 3 during the periods presented.
The tables below summarize the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	For the six months ended June 30, 2010
	Interest-Only Non-	Collateralized Mortgage
	certificated Receivables	Obligations

Balance at December 31, 2009	$24,851	$3,723
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	278	86
Purchases, issuances, settlements and fundings	861	—
Write down of asset due to prepayment	(25)	—
Principal repayments	—	(416)
Amortization	(2,260)	25
Transfers out of Level 3	—	—

Balance at June 30, 2010	$23,705	$3,418

	For the six months ended June 30, 2009
	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	—	—	(1,322)
Included in other comprehensive income	348	(382)	1,671
Purchases, issuances, settlements and fundings	—	1,230	—
Write down of asset due to prepayment	—	(15)	—
Principal repayments	—	—	(186)
Amortization	(2,884)	(2,180)	(1)

Balance at June 30, 2009	$25,318	$25,917	$4,100

	For the twelve months ended December 31, 2009
	Interest-Only	Interest-Only	Collateralized
	Certificated	Non-certificated	Mortgage
	Receivables	Receivables	Obligations

Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	(2,143)	—	(1,491)
Included in other comprehensive income	2,053	(383)	1,955
Purchases, issuances, settlements and fundings	—	2,391	—
Write down of asset due to prepayment	—	(49)
Principal repayments	—	—	(681)
Amortization	(4,845)	(4,372)	2
Sales	(22,919)	—	—

Balance at December 31, 2009	$—	$24,851	$3,723

(1)	These losses included in earnings have been recognized as OTTI losses on the Company’s condensed consolidated statements of operations for the year ended December 31, 2009.
•
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). A description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 are disclosed in the Company’s annual report on Form 10-K as of December 31, 2009. There have been no changes to these methodologies through June 30, 2010.

The following tables summarize the fair value of instruments measured on a non-recurring basis (dollars in thousands):

	June 30, 2010
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets
Loans held-for-sale	$—	$173	$—	$173	(1)
Mortgage servicing rights	—	—	5,205	5,205	(2)
Impaired loans	—	—	67,834	67,834	(3)

Total	$—	$173	$73,039	$73,212

	December 31, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Loans held-for-sale	$—	$29,494	$—	$29,494	(1)
Mortgage servicing rights	—	—	7,059	7,059	(2)
Impaired loans	—	—	83,094	83,094	(3)

Total	$—	$29,494	$90,153	$119,647

(1)	Only loans held-for-sale with fair values below cost and for which the fair value option has not been elected, are included in the table above.

(2)
Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date. None of these impairments were considered other-than-temporary at June 30, 2010 and December 31, 2009.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for purposes of this disclosure as of June 30, 2010 and December 31, 2009:
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

The following table summarizes the carrying amount and fair value of the financial instruments that the Company has not measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$232,736	$232,736	$266,090	$266,090
Held-to-maturity investment securities	387	375	387	372
Loans held-for-sale	41,361	41,784	35,730	35,846
Loans held-for-investment, net	1,409,302	1,382,028	1,657,221	1,618,271
Financial Liabilities:
Deposits	1,195,738	1,226,573	1,253,954	1,279,749
Borrowings	441,476	363,948	614,553	527,888
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

	For the three months ended June 30:
	Commercial	Real Estate	Warehouse	Retail and		Consolidated
2010	Lending	Lending	Lending	Consumer Lending	Other	Company
Net interest income:
Interest income	$6,508	$9,772	$1,245	$4,813	$337	$22,675
Interest expense	1,727	6,337	356	2,775	1,008	12,203

Net interest income	4,781	3,435	889	2,038	(671)	10,472

Provision (benefit) for loan losses	1,442	(111)	—	874	—	2,205

Non-interest income	1,179	2,106	3,831	506	1,354	8,976

Non-interest expense:
Direct expense	883	1,105	1,373	472	7,572	11,405
Overhead and support	1,188	1,346	1,841	642	—	5,017

Total non-interest expense	2,071	2,451	3,214	1,114	7,572	16,422

Income (loss) before taxes	$2,447	$3,201	$1,506	$556	$(6,889)	$821

Total average assets	$432,511	$678,141	$99,417	$395,408	$312,379	$1,917,856

Total assets	$411,355	$699,319	$67,270	$342,809	$333,499	$1,854,252

	For the three months ended June 30:
	Commercial	Real Estate	Warehouse	Retail and		Consolidated
2009	Lending	Lending	Lending	Consumer Lending	Other	Company
Net interest income:
Interest income	$8,378	$11,319	$1,447	$6,902	$390	$28,436
Interest expense	2,113	7,917	688	3,270	765	14,753

Net interest income	6,265	3,402	759	3,632	(375)	13,683

Provision for loan losses	3,499	8,796	—	1,621	—	13,916

Non-interest income	1,436	953	3,853	661	346	7,249

Non-interest expense:
Direct expense	1,474	723	994	486	5,197	8,874
Overhead and support	3,524	1,776	2,040	1,324	—	8,664

Total non-interest expense	4,998	2,499	3,034	1,810	5,197	17,538

(Loss) income before taxes	$(796)	$(6,940)	$1,578	$862	$(5,226)	$(10,522)

Total average assets	$554,397	$848,674	$85,733	$510,004	$193,627	$2,192,435

Total assets	$543,168	$855,830	$71,993	$501,422	$185,295	$2,157,708

	For the six months ended June 30:
	Commercial	Real Estate	Warehouse	Retail and		Consolidated
2010	Lending	Lending	Lending	Consumer Lending	Other	Company
Net interest income:
Interest income	$13,965	$20,698	$2,395	$10,049	$705	$47,812
Interest expense	3,663	13,205	808	5,367	2,242	25,285

Net interest income	10,302	7,493	1,587	4,682	(1,537)	22,527

Provision for loan losses	5,250	2,392	—	1,216	—	8,858

Non-interest income	2,053	3,187	4,102	981	4,503	14,826

Non-interest expense:
Direct expense	1,824	1,987	3,435	961	13,117	21,324
Overhead and support	2,258	2,263	4,357	1,209	—	10,087

Total non-interest expense	4,082	4,250	7,792	2,170	13,117	31,411

Income (loss) before taxes	$3,023	$4,038	$(2,103)	$2,277	$(10,151)	$(2,916)

Total average assets	$457,716	$706,091	$86,270	$406,539	$332,062	$1,988,678

Total assets	$411,355	$699,319	$67,270	$342,809	$333,499	$1,854,252

	For the six months ended June 30:
	Commercial	Real Estate	Warehouse	Retail and		Consolidated
2009	Lending	Lending	Lending	Consumer Lending	Other	Company
Net interest income:
Interest income	$16,814	$23,113	$2,875	$14,230	$816	$57,848
Interest expense	4,812	13,110	1,110	7,797	1,283	28,112

Net interest income	12,002	10,003	1,765	6,433	(467)	29,736

Provision for loan losses	5,810	16,594	—	2,381	—	24,785

Non-interest income	2,617	2,229	7,168	909	707	13,630

Non-interest expense:
Direct expense	2,706	1,654	2,508	1,044	11,116	19,028
Overhead and support	4,786	2,922	3,764	2,019	—	13,491

Total non-interest expense	7,492	4,576	6,272	3,063	11,116	32,519

Income (loss) before taxes	$1,317	$(8,938)	$2,661	$1,898	$(10,876)	$(13,938)

Total average assets	$564,981	$847,595	$84,238	$517,481	$164,737	$2,179,032

Total assets	$543,168	$855,830	$71,993	$501,422	$185,295	$2,157,708

18. PROVISION FOR INCOME TAXES
The federal income tax provision is determined on the basis of non-patronage income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation. The income tax benefit for the three months ended June 30, 2010 and June 30, 2009 was $12 thousand and $0.7 million, respectively. The income tax benefit for the six months ended June 30, 2010 and June 30, 2009 was $0.1 million and $0.9 million, respectively. NCB, FSB’s effective weighted average state tax rate was approximately 5.5% as of June 30, 2010 compared to 5.7% as of June 30, 2009. The effective combined tax rate for both federal and state tax was 3.8% as of June 30, 2010 compared to 6.6% as of June 30, 2009 resulting from the impact of business activities that do not qualify as patronage income under the Internal Revenue Code as amended by the Act with respect to the Company.

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

Entity	Principal Activities
The Company	Financial institution that primarily provides financial services to eligible cooperatives or enterprises controlled by eligible cooperatives. Unless otherwise indicated, references to the Company are references to the consolidated business of the Company and its subsidiaries.

NCCB (“Holding Company”)	References to the “Holding Company” are references to the legal entity of the National Consumer Cooperative Bank alone and not its subsidiaries.

NCB Financial Corporation	Intermediate holding company, wholly owned subsidiary of the Company and owner of NCB, FSB.

NCB, FSB	Federally chartered and Federal Deposit Insurance Corporation (FDIC)-insured thrift institution that provides a broad range of financial services to cooperative and non-cooperative customers. NCB, FSB is a wholly owned subsidiary of NCB Financial Corporation and is an indirect wholly owned subsidiary of the Company.
Second Quarter 2010 Summary
The Company’s financial results continue to be impacted by the recessionary economic conditions and the residual impact of the recession that the U.S. economy has faced prior to and during 2009 continues to impact the Company’s borrowers. Increased cost of funds, fees and amortization of debt costs related to the Holding Company’s amendments to its revolving credit facility and senior note agreements have also negatively impacted the Company’s 2010 financial results to date.
During 2010 economic conditions have begun to improve to some degree. Although the Company has continued to experience net losses during 2010, these losses have decreased from 2009 primarily as a result of a significant decrease in the Company’s provision for loan losses from the second quarter of 2009. The decrease in the provision for loan losses was primarily the result of a stabilization in the credit quality of the Company’s loan portfolio during the second quarter of 2010.

Debt Amendments
As of June 30, 2009, the Holding Company was in default under its senior note purchase agreement and its revolving credit facility due to a violation of certain financial covenants. As a result, on February 23, 2010, the Holding Company entered into amendments to each of the senior note purchase agreements and the revolving credit facility agreement that extended certain waivers and modifications established during 2009, removed substantially all of the financial covenants compliance requirements and established a payment amortization schedule with a final maturity of December 15, 2010. The Holding Company continues not to have access to the revolving credit facility.
The Holding Company has been required to reduce the aggregate principal through paydowns such that the maximum aggregate debt outstanding was (1) $68.0 million on April 30, 2010 and (2) $60.0 million on June 30, 2010 and will be (3) $30.0 million on September 30, 2010. Although the Holding Company was not required to fully repay the amounts due under the revolving credit facility and senior note agreement by June 30, 2010, if it failed to do so, the Holding Company was required to pay a fee of 2% of the outstanding debt balance as of June 30, 2010. Accordingly, the Holding Company paid $0.8 million which is included in interest expense for the three and six months ending June 30, 2010 in the accompanying condensed consolidated statements of operations. In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due. As of June 30, 2010 the Holding Company is in full compliance,fully expects to remain in full compliance with the remaining financial covenants through the maturity date and expects to repay the remaining amounts due on or before the maturity date.
The Holding Company believes that it has adequate liquidity to meet all of its obligations for the duration of the amended agreements and beyond. The Holding Company plans to fund loan curtailments and 2010 debt maturities with some combination of cash on hand, proceeds from the delivery of loans held-for-sale, and the receipt of interest and principal payments on loans receivable.
Regulatory Matters
As disclosed in and filed as exhibits to the Company’s 2009 Form 10-K, on March 15, 2010 the following agreements and orders were entered into (together referred to as the “OTS Actions”):
•
The Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“the Order”) with the Office of Thrift Supervision (“OTS”) on March 15, 2010. In addition to other requirements, the associated OTS order required the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. These items have been submitted to the OTS, and the OTS responded with a written non-objection as contemplated by the order. The associated order also provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB Financial Corporation entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS on March 15, 2010. The associated order provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB, FSB entered into a Supervisory Agreement with the OTS on March 15, 2010. The principal elements of this agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without prior approval. Additionally, NCB, FSB must submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review and comment. These items have been submitted to the OTS, and the OTS has responded with a written non-objection as contemplated by the Supervisory Agreement.

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

Results of Operations
For the six months ended June 30, 2010 compared to the six months ended June 30, 2009
Overview
The Company’s net loss for the six months ended June 30, 2010 was $2.8 million compared to a net loss of $13.0 million for the six months ended June 30, 2009.
Total assets decreased 11.4% or $239.3 million to $1.85 billion as of June 30, 2010, from $2.09 billion as of December 31, 2009 following the sale of assets and the use of sales proceeds to reduce outstanding borrowings.
The annualized return on average total assets was -0.3% and -1.2% for the six months ended June 30, 2010 and 2009, respectively. The annualized return on average members’ equity was -3.1% and -11.7% for the six months ended June 30, 2010 and 2009, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
Profitability	2010	2009	2010	2009
Net interest income	$10,472	$13,683	$22,527	$29,736
Provision for loan losses	2,205	13,916	8,858	24,785
Net interest income (loss) after provision for loan losses	8,267	(233)	13,669	4,951
Non-interest income	8,976	7,249	14,826	13,630
Non-interest expense	16,422	17,538	31,411	32,519
Net income (loss)	833	(9,781)	(2,804)	(13,017)

Ratios
Net yield on interest earning assets	2.42%	2.61%	2.52%	2.82%
Return on average assets	0.2%	-1.8%	-0.3%	-1.2%
Return on average members’ equity	1.8%	-18.0%	-3.1%	-11.7%
Efficiency ratio	84.4%	83.8%	84.1%	75.0%

	June 30,	December 31,
Supplemental Data	2010	2009
Loans held-for-sale	$41,361	$35,730
Loans held-for-investment	1,454,804	1,693,689
Total assets	1,854,252	2,093,537
Total borrowings	441,476	614,553

Fulltime equivalent employees	246	248

Ratios
Average members’ equity as a percentage of average total assets	9.2%	9.6%
Average members’ equity as a percentage of average total loans and lease financing	11.2%	10.7%

Net average loans and lease financing to average total assets	80.2%	87.6%
Net average earning assets to average total assets	87.9%	94.7%

	June 30,	December 31,
Credit Quality	2010	2009
Allowance for loan losses	$45,502	$36,468
Non-accrual loans	75,840	71,401
Real estate owned	6,660	2,315
Total non-performing assets	82,500	73,716

Ratios
Allowance for loan losses to loans outstanding	3.0%	2.1%
Non-performing assets as a percentage of total assets	4.4%	3.5%
Non-performing assets as a percentage of total loans held-for-investment	5.7%	4.4%

Net Interest Income
The primary source of the Company’s revenue is net interest income, which is the difference between interest income on earning assets (primarily loans and securities) and interest expense on funding sources (including interest bearing deposits and borrowings). Earning asset balances and related funding, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Non-interest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of non-interest bearing sources of funds is captured in net yield on interest earning assets, which is calculated as net interest income divided by average earning assets.
Net interest income for the six months ended June 30, 2010, decreased $7.2 million or 24.2% to $22.5 million compared with $29.7 million for the six months ended June 30, 2009. The net yield on interest earning assets decreased from 2.82% for the six months ended June 30, 2009 to 2.52% for the same period in 2010.
For the six months ended June 30, 2010, interest income decreased by 17.3% or $10.0 million to $47.8 million compared with $57.8 million for the six months ended June 30, 2009. The decrease resulted primarily from a $189.2 million decrease in average Residential and Commercial Real Estate Loan volume and a decrease of $141.8 million in average Consumer and Commercial Loan volume. Average yields on all loan types did not vary significantly year-over-year; however, the average yield on investment securities and cash equivalents decreased 194 basis points from the six months ended June 30, 2009 to the six months ended June 30, 2010.
Interest expense for the six months ended June 30, 2010, decreased $2.8 million or 10.1% from $28.1 million for the six months ended June 30, 2009 to $25.3 million for the six months ended June 30, 2010.
Variable interest rates, to which NCB FSB’s deposits are tied, have decreased significantly from the six months ended June 30, 2009 to the six months ended June 30, 2010 which is the primary cause of the $4.0 million year-over-year decrease in deposit interest expense. Specifically, NCB FSB’s cost of deposits has decreased 63 basis points from 2.38% in the first half of 2009 to 1.75% in the first half of 2010. NCB FSB’s average total deposits have also decreased slightly year-over-year and NCB, FSB’s brokered deposits, all relating to certificates of deposit, decreased $138.6 million from December 31, 2009 to June 30, 2010. As of June 30, 2010, of the $450.5 million of brokered certificates of deposit, $79.9 million mature within three months and $370.6 million have a maturity ranging from four months to 66 months. The Company is actively working to decrease this concentration of brokered deposits.
Although the Company’s average borrowing balance has decreased rather significantly from June 30, 2009 to June 30, 2010, interest expense on borrowings increased $1.2 million or 9.0% from the first half of 2009 to the first half of 2010. The increase was primarily attributable to fees incurred and increased interest costs related to the Holding Company’s amended agreements for its revolving credit facility and senior notes beginning in the second quarter of 2009. Related to the amendments, the interest rate on the revolving credit facility has increased significantly from approximately 350 basis points over the prime rate at the beginning of 2009 to the current rate of 13.5%. The senior notes interest rate has increased by more than 500 basis points over the initial rate to the current rate of 13.5% primarily as a result of the forbearance agreements. Also, in accordance with the revolving credit facility and senior note agreement amendments, the Holding Company paid $0.8 million as a result of not fully repaying all amounts due under the agreements as of June 30, 2010. The associated fee is included in interest expense for the six months ending June 30, 2010 in the accompanying Consolidated Statements of Operations.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for the six months ended June 30, 2010 and June 30, 2009.

Table 1
Changes in Net Interest Income
For the six months ended June 30,
(Dollars in thousands)

	2010 Compared to 2009
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(5,110)	$242	$(4,868)
Consumer and Commercial Loans and Leases	(4,216)	(12)	(4,228)

Total loans and lease financing	(9,326)	230	(9,096)
Investment securities and cash equivalents	162	(1,157)	(995)
Other interest income	(98)	153	55

Total interest income	(9,263)	(773)	(10,036)

Interest Expense
Deposits	(23)	(3,977)	(4,000)
Borrowings	(3,546)	4,719	1,173

Total interest expense	(3,569)	742	(2,827)

Net interest income	$(5,694)	$(1,515)	$(7,209)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the six months ended June 30,
(Dollars in thousands)

	2010			2009
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,035,815	$28,088	5.42%	$1,224,987	$32,956	5.38%
Consumer and Commercial Loans and Leases*	602,351	17,905	5.95%	744,158	22,133	5.95%

Total loans and lease financing*	1,638,166	45,993	5.62%	1,969,145	55,089	5.60%
Investment securities and cash equivalents	128,701	705	1.10%	112,954	1,700	3.01%
Other interest income	24,337	1,114	9.15%	26,639	1,059	7.95%

Total interest earning assets	1,791,204	47,812	5.34%	2,108,738	57,848	5.49%

Allowance for loan losses	(42,368)			(32,299)

Non-interest earning assets
Cash	159,585			34,041
Other	80,257			68,552

Total non-interest earning assets	239,842			102,593

Total assets	$1,988,678			$2,179,032

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,266,762	$11,110	1.75%	$1,268,947	$15,110	2.38%
Borrowings	502,701	14,175	5.64%	649,839	13,002	4.00%

Total interest bearing liabilities	1,769,463	25,285	2.86%	1,918,786	28,112	2.93%

Other liabilities	36,505			37,930
Members’ equity	182,710			222,316

Total liabilities and members’ equity	$1,988,678			$2,179,032

Net interest earning assets	$21,741			$189,952

Net interest revenues and spread		$22,527	2.48%		$29,736	2.56%
Net yield on interest earning assets			2.52%			2.82%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the six months ended
	June 30,
	2010	2009
Gain on mortgage banking activities	$7,972	$6,620
Servicing fees	3,006	2,352
Letter of credit fees	1,651	2,261
Other	2,197	2,397

Total	$14,826	$13,630

Non-interest income for the six months ended June 30, 2010 increased by $1.2 million compared to the six months ended June 30, 2009 primarily due to the year-over-year increase in the gain on mortgage banking activities. Although the gain as a percentage of the principal balance of loans sold during the six months ending June 30, 2010 was slightly lower than during the same period in 2009, the Company was able to achieve higher gains on the loans that were sold during the six months ending June 30, 2010 compared to the same period in 2009.
The increase in servicing fees from the six months ended June 30, 2009 to the six months ended June 30, 2010 is primarily the result of the recapture of income from the recovery of previous impairments on the Company’s MSRs, coupled with an increase in the loans serviced by the Company.
The decrease in letter of credit fees from the six months ended June 30, 2009 to the six months ended June 30, 2010 is the result of a decrease in the outstanding balance of the Company’s letters of credit from June 30, 2009 to June 30, 2010. The Company is making an effort to reduce its exposure on letters of credit by not committing to new letters of credit.
The following table shows the unpaid principal balance of loans sold during the six months ended June 30 (dollars in thousands):

	2010		2009
		Percentage of		Percentage of
	Balance	Gain	Balance	Gain
Cooperative, Multifamily and Commercial Real Estate Loans	$255,837	0.39%	$100,022	3.33%
Consumer Loans (auto loans)	193,824	0.12%	79,876	—
Single-family Residential Loans and Share Loans	103,605	1.65%	118,635	1.88%
SBA Loans	1,572	9.13%	7,173	1.93%

Total	$554,838	1.46%	$305,706	2.21%

The Consumer Loan sales represent the sale, at par, of participations in auto loans. The Company purchases and sells these notes that are held-for-sale within a 30 day cycle. The primary economic benefit to the Company of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period.
The Consumer Loans disclosed in the table above include $18.5 million of auto loans that the Company initially held-for-investment but later sold at a gain of 0.12%.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the six months ended
	June 30,
	2010	2009
Compensation and employee benefits	$16,110	$15,565
Contractual services	4,774	2,811
Occupancy and equipment	3,009	3,370
Information systems	2,164	2,252
Loan costs	2,093	1,564
FDIC premium	1,832	1,456
Corporate development	321	543
(Benefit) provision for losses on unfunded commitments	(257)	2,476
Loss on sale of investments available-for-sale	—	95
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)	—	1,322
Other	1,365	1,065

Total	$31,411	$32,519

Non-interest expense for the six months ended June 30, 2010 decreased by $1.1 million compared to the six months ended June 30, 2009 primarily because there has been no OTTI thus far during 2010 compared to the $1.3 million of OTTI during this same time in 2009.
The $2.0 million increase in contractual services was primarily due to fees incurred by the Company for financial advisory services for a potential securitization transaction. The $2.7 million decrease in the provision for losses on unfunded commitments is due to an improvement in the credit quality of the Company’s unfunded commitments, coupled with a decline in the outstanding commitments as of June 30, 2010 compared to June 30, 2009.
During 2010 NCB, FSB agreed to retention bonuses for some of its employees which are subject to continued employment and a non-compete agreement. A total of $1.2 million was expensed during the first half of 2010 and there will be an additional and final payment during the third quarter of 2010. The employees must be employed on each of the payment dates to receive payment.
Credit Quality
Since December 31, 2009, the allowance for loan losses increased by $9.0 million, or 24.8% to $45.5 million. This included $0.7 million of loan recoveries received and $4.2 million of loans charged off. The allowance for loan losses represented 3.1% and 2.2% of loans held-for-investment, as of June 30, 2010 and December 31, 2009, respectively. The allowance as a percentage of non-performing assets was 57.4% as of June 30, 2010 compared with 49.5% as of December 31, 2009.
Of the $8.9 million provision for loan losses, $3.7 million is related to Commercial Loans, $3.7 million is related to Real Estate Loans and $1.5 million is related to Consumer Loans. Net charge-offs were 0.2% and 1.8% of the loans held-for-investment balance for the periods ended June 30, 2010 and December 31, 2009, respectively.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Real estate owned	$6,660	$5,397	$2,315	$3,553	$3,988
Impaired loans	106,305	104,563	97,748	147,001	86,531

Total	$112,965	$109,960	$100,063	$150,554	$90,519

As a percentage of loans held-for-investment	7.76%	7.15%	5.91%	7.97%	4.73%

During 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, began to have an adverse impact on the quality of the Company’s loan portfolios. These conditions caused deterioration in the quality of the loan portfolios, including: (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. Although economic conditions appear to have slightly improved during 2010, the Company believes that certain of its borrowers remain under stress and the Company’s loan portfolio continues to be negatively impacted. The gradual improvement in economic conditions during 2010 has contributed to the $15.9 million decrease in the provision for loan losses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Specifically, the decrease in the provision for loan losses is the result of a slowdown in the rate of classified loans, as well as the pay off of several large classified loans and an upgrade in the risk rating of several other loans.
During 2009, the Company recognized a provision for unfunded commitments of $3.8 million related to the probable expected loss on certain standby letters of credit with borrowers. During 2010, these borrowers drew on, and the Company funded, these standby letters of credit creating a loan receivable. The provision associated with these borrowers was reclassified from the reserve for unfunded commitments (see Note 11) to the allowance for loan losses.
Standby Letters of Credit
As of June 30, 2010, the Company had outstanding standby letters of credit with a total commitment amount of $217.8 million of which $71.8 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $7.3 million. As of December 31, 2009, the Company had outstanding standby letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized with an associated reserve for losses on these unfunded commitments of $10.5 million. During 2010, the Company funded two standby letters of credit in the aggregate amount of $3.8 million. In connection with the fundings, the related provision for the standby letters of credit was transferred from the reserve for unfunded commitments to the provision for loan losses as of June 30, 2010. During 2009, one letter of credit was funded in the amount of $6.9 million with an expected loss of $5.1 million recognized and charged-off.
The Company is continually reducing its exposure to standby letters of credit by not committing to any additional letters of credit.

Results of Operations
For the three months ended June 30, 2010 compared to the three months ended June 30, 2009
Overview
The Company’s net income for the three months ended June 30, 2010 was $0.8 million compared to a net loss of $9.8 million for the three months ended June 30, 2009.
The annualized return on average total assets was 0.2% and -1.8% for the three months ended June 30, 2010 and 2009, respectively. The annualized return on average members’ equity was 1.8% and -18.0% for the three months ended June 30, 2010 and 2009, respectively.
Net Interest Income
Net interest income for the three months ended June 30, 2010, decreased $3.2 million or 23.4% to $10.5 million compared with $13.7 million for the three months ended June 30, 2009.
For the three months ended June 30, 2010, interest income decreased by 20.0% or $5.7 million to $22.7 million compared with $28.4 million for the three months ended June 30, 2009. The decrease resulted primarily from a $213.9 million decrease in average Residential and Commercial Real Estate loan volume and a decrease of $158.1 million in average Consumer and Commercial Loan volume. Average yields on all loan types did not vary significantly year-over-year; however, the average yield on investment securities and cash equivalents decreased 178 basis points from the three months ended June 30, 2009 to the three months ended June 30, 2010.
Interest expense for the three months ended June 30, 2010, decreased $2.6 million or 17.6% from $14.8 million for the three months ended June 30, 2009 to $12.2 million for the three months ended June 30, 2010.
Variable interest rates, to which NCB FSB’s deposits are tied, have decreased significantly from the three months ended June 30, 2009 to the three months ended June 30, 2010 which is the primary cause of the $1.5 million year-over-year decrease in deposit interest expense. Specifically, NCB FSB’s cost of deposits has decreased 37 basis points from 2.16% in the three months ended June 30, 2009 to 1.79% in the three months ended June 30, 2010.
Interest expense on borrowings for the three months ended June 30, 2010 decreased $1.1 million or 13.8%. The decrease in interest expense for the three months ended June 30, 2010 from the three months ended June 30, 2009 was primarily attributable to a $171.7 million decrease in average borrowing balances for the second quarter of 2010 as compared to the second quarter of 2009. The Holding Company has been aggressively paying down its senior note and revolving credit facility debt during 2010 in compliance with requirements in the most recent debt amendments. The decrease in average balances more than offset the impact of the Holding Company’s $0.8 million charge to interest expense during the three months ended June 30, 2010 as a result of not fully repaying all amounts due under the revolving credit facility and senior note debt agreements as of June 30, 2010.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for the three months ended June 30, 2010 and June 30, 2009.

Table 1A
Changes in Net Interest Income
For the three months ended June 30,
(Dollars in thousands)

	2010 Compared to 2009
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(2,803)	$(58)	$(2,861)
Consumer and Commercial Loans and Leases	(2,377)	(79)	(2,456)

Total loans and lease financing	(5,180)	(137)	(5,317)
Investment securities and cash equivalents	21	(512)	(491)
Other interest income	(44)	91	47

Total interest income	(5,204)	(557)	(5,761)

Interest Expense
Deposits	(312)	(1,167)	(1,479)
Borrowings	(2,271)	1,200	(1,071)

Total interest expense	(2,583)	33	(2,550)

Net interest income	$(2,621)	$(590)	$(3,211)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended June 30,
(Dollars in thousands)

	2010			2009
	Average	Income /	Average	Average	Income /	Average
	Balance*	Expense	Rate/Yield	Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,010,324	$13,209	5.23%	$1,224,268	$16,070	5.25%
Consumer and Commercial Loans and Leases*	573,682	8,590	5.99%	731,825	11,046	6.04%

Total loans and lease financing*	1,584,006	21,799	5.50%	1,956,093	27,116	5.54%
Investment securities and cash equivalents	121,890	337	1.11%	117,649	828	2.82%
Other interest income	24,152	539	8.93%	26,320	492	7.48%

Total interest earning assets	1,730,048	22,675	5.24%	2,100,062	28,436	5.42%

Allowance for loan losses	(46,951)			(34,551)

Non-interest earning assets
Cash	146,135			51,883
Other	88,624			75,041

Total non-interest earning assets	234,759			126,924

Total assets	$1,917,856			$2,192,435

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,232,633	$5,525	1.79%	$1,295,675	$7,004	2.16%
Borrowings	466,600	6,678	5.72%	638,303	7,749	4.86%

Total interest bearing liabilities	1,699,233	12,203	2.87%	1,933,978	14,753	3.05%

Other liabilities	37,093			40,630
Members’ equity	181,530			217,827

Total liabilities and members’ equity	$1,917,856			$2,192,435

Net interest earning assets	$30,815			$166,084

Net interest revenues and spread		$10,472	2.38%		$13,683	2.37%
Net yield on interest earning assets			2.42%			2.61%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	June 30,
	2010	2009
Gain on mortgage banking activities	$5,055	$3,486
Servicing fees	1,954	1,404
Letter of credit fees	934	1,244
Other	1,033	1,115

Total	$8,976	$7,249

Non-interest income for the three months ended June 30, 2010 increased by $1.7 million compared to the three months ended June 30, 2009 primarily due to the year-over-year increase in the gain on mortgage banking activities. Although the gain as a percentage of the principal balance of loans sold during the three months ending June 30, 2010 was slightly lower than during the same period in 2009, the Company was able to achieve higher gains on the loans that were sold during the three months ending June 30, 2010 compared to the same period in 2009.
The increase in servicing fees from the three months ended June 30, 2009 to the three months ended June 30, 2010 is primarily the result of the recapture of income from the recovery of previous impairments on the Company’s MSRs, coupled with an increase in the loans serviced by the Company.
The decrease in letter of credit fees from the three months ended June 30, 2009 to the three months ended June 30, 2010 is the result of a decrease in the outstanding balance of the Company’s letters of credit from June 30, 2009 to June 30, 2010. The Company is making an effort to reduce its exposure on letters of credit by not committing to new letters of credit.
The increase in servicing fees and decrease in letter of credit fees from the three months ended June 30, 2009 to the three months ended June 30, 2010 is the result of the Company’s efforts to reduce its exposure on letters of credit by not committing to new letters of credit.
The following table shows the unpaid principal balance of loans sold during the three months ended June 30 (dollars in thousands):

	2010		2009
		Percentage of		Percentage of
	Balance	Gain	Balance	Gain
Cooperative, Multifamily and Commercial Real Estate Loans	$141,462	0.03%	$68,929	2.87%
Consumer Loans (auto loans)	86,982	0.00%	54,239	0.00%
Single-family Residential Loans and Share Loans	58,752	1.91%	54,920	1.97%
SBA Loans	995	9.38%	1,429	2.14%

Total	$288,191	1.77%	$179,517	1.97%

The Consumer Loan sales represent the sale, at par, of participations in auto loans. The Company purchases and sells these notes that are held-for-sale within a 30 day cycle. The primary economic benefit to the Company of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period. During the second quarter of 2010, the Company sold $2.2 million of auto loans that were initially held-for-investment.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	June 30,
	2010	2009
Compensation and employee benefits	$8,053	$7,124
Contractual services	3,121	1,375
Occupancy and equipment	1,448	1,665
Loan costs	1,317	843
Information systems	1,245	1,118
FDIC premium	1,046	1,006
Corporate development	178	257
Loss on sale of investments available-for-sale	—	154
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)	—	1,322
(Benefit) provision for losses on unfunded commitments	(943)	2,145
Other	957	529

Total	$16,422	$17,538

Non-interest expense for the three months ended June 30, 2010 decreased by $1.1 million compared to the three months ended June 30, 2009.
Decreases evident in the table above include: (1) no OTTI during 2010 as compared to $1.3 million recognized during the three months ending June 30, 2009 and (2) a $3.1 million decrease in the provision for losses on unfunded commitments because of a decline in the dollar amount of letters of credit and commitments outstanding as of June 30, 2010 compared to June 30, 2009, coupled with improvement in the credit quality of the Company’s unfunded commitments during 2010.
The increases evident in the table above include: (1) a $0.9 million increase in compensation and employee benefits for retention bonuses (see discussion below) and incentive bonuses and commissions, (2) a $1.7 million increase in contractual services primarily due to fees incurred by the Company for financial advisory services for a potential securitization transaction, and (3) a $0.5 million increase in loan costs due to losses and legal fees incurred for a loan the Company repurchased from Fannie Mae due to a title deficiency.
During 2010 NCB, FSB agreed to retention bonuses for some of its employees which are subject to continued employment and a non-compete agreement. The Company expensed $0.3 million of retention bonuses during the three months ending June 30, 2010 and there will be an additional and final payment during the third quarter of 2010. The employees must be employed on each of the payment dates to receive payment.

Liquidity and Capital Resources
As of June 30, 2010, the Company believes that it has adequate liquidity to meet all its obligations. As of June 30, 2010, the Company had cash on hand of $232.7 million, investments of $55.3 million and loans held-for-sale of $41.4 million. Substantially all of the cash on hand is held by NCB, FSB. Dividends from NCB, FSB to the Holding Company are prohibited by the OTS at this time. The following describe the Company’s primary sources and uses of liquidity as of June 30, 2010:
•	The Company continues to generate cash through the receipt of scheduled and unscheduled repayments on loans receivable.
•
The Holding Company plans to fund the revolving credit facility, senior notes and the subordinated debt amortization during or before December 2010 through the receipt of repayments of loans receivable and through evaluating possible loan sale transactions and raising funds from other capital sources.

•
During 2010, the Company sold $131.6 million of loans that were held-for-investment for liquidity purposes. Of these loans sold, $101.7 million were Residential Real Estate Loans, $27.7 million were Commercial Loans and $2.2 million were Consumer Loans. During 2009, the Company sold $168.5 million of loans that were held-for-investment for liquidity purposes. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans.

•
With respect to NCB, FSB, FHLB available unused borrowing capacity was $21.4 as of June 30, 2010 which was a $16.0 million decrease from $37.4 million as of December 31, 2009. As of June 30, 2010, the FHLB of Cincinnati, with whom NCB, FSB banks, has not provided notice of any potential dividend cancellations. Also, the FHLB capacity is not affected by any debt amendments entered into by the Holding Company.

•	FRB unused borrowing capacity was $65.2 million and $78.0 million as of June 30, 2010 and December 31, 2009, respectively.
•
In addition to funding operations and debt service, an additional usage of liquidity may include funding the maturity and withdrawal of certificates of deposit, specifically brokered deposits. NCB, FSB’s brokered deposit balances were $450.5 million and $589.1 million or 37.7% and 47.0% of total deposits as of June 30, 2010 and December 31, 2009, respectively. NCB, FSB intends to continue to reduce its concentration of brokered deposits with some combination of cash on hand, proceeds from the delivery of loans held for sale, the receipt of interest and principal payments on loans held-for-investment as well as growth in non-brokered deposits.

In the event that the Holding Company is ultimately unable to refinance or otherwise meet its amortization obligations under the most recent amendments to its senior note and revolving credit agreements, the lenders and the note holders have the right to call and demand immediate repayment of any and all amounts due.
Sources and Uses of Funds
The Company’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are retirement of debt, loan originations, repayment of debt and purchases of investment securities.
Cash Provided by Operating Activities. The Company’s net cash provided by operating activities for the six months ended June 30, 2010 was $175.2 million compared to $15.9 million for the six months ended June 30, 2009. This $159.3 million change was primarily due to a $10.2 million decrease in the Company’s net loss and a $238.7 million increase in net proceeds from the sale of loans held-for-sale, partially offset by a $15.9 million decrease in the provision for loan losses and a $61.1 million net increase in cash used for the purchase and origination of loans held-for-sale.

Cash Provided by Investing Activities. The Company’s net cash provided by investing activities for the six months ended June 30, 2010 was $23.4 million compared to $37.2 million for the six months ended June 30, 2009. This $13.8 million change was primarily due to a $15.6 million decrease in cash used to originate loans and lease financing, net of principal collections partially offset by an $8.4 million increase in restricted cash and a $23.0 million net decrease in cash provided from available-for-sale investment activities.
Cash (Used in) Provided by Financing Activities. The Company’s net cash used in financing activities for the six months ended June 30, 2010 was $232.0 million compared to $9.3 million of cash provided for the six months ended June 30, 2009. The $241.3 million increase in cash used was primarily due to a $153.1 million net increase in cash used to repay debt borrowings, a $69.1 million decrease in debt borrowings and a $24.7 million decrease in cash provided by deposit activities.
Interest-Bearing Liabilities
Table 4
Interest-Bearing Liabilities
(including accrued interest)
(dollars in thousands)

	June 30,	December 31,
	2010	2009	% Change
Deposits	$1,197,307	$1,256,046	-4.7%
Borrowings	443,243	617,611	-28.2%

Total	$1,640,550	$1,873,657	-12.4%

The decrease in deposits, all of which are held at NCB, FSB, from December 31, 2009 to June 30, 2010 was a result of a slight shift in funding source from deposits to borrowings (primarily FHLB and TLGP funds) and an effort to reduce brokered certificates of deposit. The weighted average rate on deposits was 1.8% as of June 30, 2010 and December 31, 2009. The average maturity of the certificates of deposit as of June 30, 2010 was 17.3 months compared with 17.7 months as of December 31, 2009.
The decrease in borrowings, including accrued interest, from December 31, 2009 to June 30, 2010 was primarily a result of the required debt pay downs in accordance with the revolving credit facility and senior note agreement amendments.
As of June 30, 2010, the Company has the following contractual debt maturities:

Amount
2010	$66,366
2011	65,000
2012	98,688
2013	20,000
2014	50,000
2015 and thereafter	141,547

Total payments	$441,601

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
As of June 30, 2010, the Company has not allocated any of its 2010 retained earnings for patronage dividends to be distributed. On August 5, 2010, the Company’s Board of Directors decided not to declare a stock or cash dividend for 2010.
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
Item 1A. Risk Factors
The risk factor described below updates the risk factors in Part 1, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties may also impair the Company’s business operations.
Recently enacted regulatory reforms could have a significant impact on the Company’s business, financial condition and results of operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although certain provisions of the Dodd-Frank Act will not apply to banking organizations with less than $10 billion of assets, such as the Company, the changes resulting from the legislation will impact the Company’s business. The Dodd-Frank Act will permit the Company to pay interest on business checking accounts, which could (i) cause the Federal Reserve Board to amend its Regulation D establishing reserve requirements for depository institutions, and (ii) significantly reduce or eliminate the need for depository institutions to offer sweep account products. Additionally, effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce the Company’s non-interest income. The Company is currently in the process of evaluating this regulatory change, but has not fully quantified the full impact. Compliance with the Dodd-Frank Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require the Company to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect its business or financial results in the future. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the Company’s business, financial condition, and result of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, no assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions may have on the Company, the financial services industry or the nation’s economy.

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
Date: August 13, 2010

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ David Sanders
David Sanders
Senior Vice President, Corporate Controller