Form 10-Q
period 2010-09-30
NATIONAL CONSUMER COOPERATIVE BANK /DC/
filed 2010-11-15
CIK 356801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2010: Class B 1,795,981; Class C 254,373.

INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Balance Sheets — September 30, 2010 (unaudited) and December 31, 2009	1

Condensed Consolidated Statements of Operations (unaudited) — for the three and nine months ended September 30, 2010 and 2009	2

Condensed Consolidated Statements of Comprehensive Loss (unaudited) — for the nine and three months ended September 30, 2010 and 2009	3

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited) — for the nine months ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (unaudited) — for the nine months ended September 30, 2010 and 2009	5-6

Condensed Notes to the Consolidated Financial Statements (unaudited) — September 30, 2010	7-36

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited) — for the nine and three months ended September 30, 2010 and 2009	37-54

Item 3 Quantitative and Qualitative Disclosures about Market Risk	55

Item 4T Controls and Procedures	55

PART II OTHER INFORMATION

Item 1 Legal Proceedings	55

Item 1A Risk Factors	55

Item 6 Exhibits	56

Signatures	57

Exhibit 31.1
Exhibit 31.2
Exhibit 32

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$220,447	$258,406
Federal funds sold	4,326	7,684

Total cash and cash equivalents	224,773	266,090
Restricted cash	3,179	179
Investment securities
Available-for-sale	48,089	29,805
Held-to-maturity	387	387
Loans held-for-sale ($30.1 million and $1.8 million recorded at fair value, respectively)	45,149	35,730
Loans held-for-investment	1,379,374	1,693,689
Less: Allowance for loan losses	(43,221)	(36,468)

Net loans and lease financing	1,336,153	1,657,221
Other assets	108,466	104,125

Total assets	$1,766,196	$2,093,537

Liabilities and Members’ Equity
Liabilities
Deposits	$1,117,498	$1,253,954
Borrowings	428,815	614,553
Other liabilities	34,613	40,441

Total liabilities	1,580,926	1,908,948

Members’ equity
Common stock	205,035	205,035
Retained deficit — unallocated	(19,551)	(19,650)
Accumulated other comprehensive loss	(214)	(796)

Total members’ equity	185,270	184,589

Total liabilities and members’ equity	$1,766,196	$2,093,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Loans and lease financing	$20,093	$26,734	$66,086	$81,823
Investment securities	393	785	1,098	2,485
Other interest income	622	544	1,736	1,603

Total interest income	21,108	28,063	68,920	85,911

Interest expense
Deposits	5,301	6,650	16,411	21,759
Borrowings	5,049	13,297	19,225	26,301

Total interest expense	10,350	19,947	35,636	48,060

Net interest income	10,758	8,116	33,284	37,851

Provision for loan losses	2,151	12,182	11,009	36,967

Net interest income (loss) after provision for loan losses	8,607	(4,066)	22,275	884

Non-interest income
Gain on mortgage banking activities and loan sales	7,234	3,150	15,344	9,914
Servicing fees	970	714	3,976	3,066
Letter of credit fees	828	1,161	2,479	3,422
Real estate loan fees	418	137	1,005	473
Other	1,079	596	2,511	2,104

Total non-interest income	10,529	5,758	25,315	18,979

Non-interest expense
Compensation and employee benefits	7,377	7,339	23,487	22,903
Provision for losses on unfunded commitments	1,831	4,026	1,574	6,502
Occupancy and equipment	1,555	1,668	4,564	5,037
Contractual services	1,328	3,063	6,104	5,874
Loan costs	1,284	968	3,377	2,532
FDIC premium	978	535	2,810	1,992
Information systems	915	986	3,078	3,237
Corporate development	177	289	497	833
(Loss) gain on sale of investments available-for-sale	—	(5)	—	89
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)
Gross impairment losses	—	2,312	—	3,792
Less: impairments recognized in other comprehensive income (before taxes)	—	—	—	(158)

Net impairment losses recognized in earnings	—	2,312	—	3,634
Lower of cost or market valuation allowance — loans held-for-sale	20	698	(20)	289
Other	693	663	2,057	1,728

Total non-interest expense	16,158	22,542	47,528	54,650

Income (loss) before income taxes	2,978	(20,850)	62	(34,787)

Income tax provision (benefit)	75	889	(37)	(32)

Net income (loss)	$2,903	$(21,739)	$99	$(34,755)

Distribution of net income (loss)
Patronage dividend accrual	$—	$(97)	$—	$—
Retained earnings (deficit)	2,903	(21,642)	99	(34,755)

	$2,903	$(21,739)	$99	$(34,755)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009

Net income (loss)	$99	$(34,755)

Other comprehensive loss:
Non-credit portion of OTTI	—	(158)
Recognition of unrealized losses due to OTTI	—	3,792
Remaining change in unrealized holding gain before tax on available-for-sale investment securities and interest-only non-certificated receivables	597	332
Tax effect	(15)	(116)

Comprehensive income (loss)	$681	$(30,905)

	For the three months ended
	September 30,
	2010	2009

Net income (loss)	$2,903	$(21,739)

Other comprehensive income (loss):
Recognition of unrealized losses due to OTTI	—	2,312
Remaining change in unrealized holding loss before tax on available-for-sale investment securities and interest-only non-certificated receivables	(55)	(116)
Tax effect	(3)	(22)

Comprehensive income (loss)	$2,845	$(19,565)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
For the nine months ended September 30, 2010 and 2009
(in thousands)
(Unaudited)

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Deficit	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2009	$205,035	$—	$(19,650)	$(796)	$184,589
Net income	—	—	99	—	99
Unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	582	582

Balance, September 30, 2010	$205,035	$—	$(19,551)	$(214)	$185,270

				Accumulated
		Retained	Retained	Other	Total
	Common	Earnings	Earnings	Comprehensive	Members’
	Stock	Allocated	Unallocated	Loss	Equity
Balance, December 31, 2008	$197,784	$7,154	$25,008	$(4,432)	$225,514
Adjustment to opening balance	—	—	77	(77)	—

Balance, January 1, 2009	197,784	7,154	25,085	(4,509)	225,514
Net loss	—	—	(34,755)	—	(34,755)
Non-credit portion of 2009 OTTI	—	—	—	(158)	(158)
2008 patronage dividends distributed in stock	7,251	(7,154)	(97)	—	—
Recognition of unrealized losses due to OTTI	—	—	—	3,792	3,792
Remaining change in unrealized gain on available-for-sale investment securities and interest-only non-certificated receivables, net of taxes	—	—	—	216	216

Balance, September 30, 2009	$205,035	$—	$(9,767)	$(659)	$194,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(in thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$99	$(34,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	11,009	36,967
Provision for losses on unfunded commitments	1,574	6,502
Amortization and writedown of interest-only receivables and servicing rights	5,054	9,583
Depreciation and amortization, other	1,726	6,172
Gain on mortgage banking activities and loan sales	(15,344)	(9,914)
Net impairment losses recognized in earnings	—	3,634
Loss on sale of investments available-for-sale	—	89
Purchases of loans held-for-sale	(246,968)	(141,018)
Loans originated for sale, net of principal collections	(387,153)	(351,378)
Lower of cost or market valuation allowance	(20)	289
Net proceeds from sale of loans held-for-sale	846,345	497,665
Increase in other assets	3,161	8,544
Decrease in other liabilities	(6,695)	(1,652)

Net cash provided by operating activities	212,788	30,728

Cash flows from investing activities
Increase in restricted cash	(3,000)	—
Purchase of investment securities
Available-for-sale	(25,000)	(8,016)
Proceeds from maturities or repayments of available-for-sale securities	18,750	7,176
Proceeds from the sale of available-for-sale securities	—	10,902
Net decrease in loans held-for-investment	78,390	28,145
Purchase of premises and equipment	(169)	(155)

Net cash provided by investing activities	68,971	38,052

Cash flows from financing activities
Net decrease in deposits	(137,178)	(65,258)
Increase in borrowings	—	189,515
Repayment of borrowings	(185,738)	(101,699)
Incurrence of debt amendment costs	(160)	(3,392)
Incurrence of financing costs	—	(3,425)

Net cash (used in) provided by financing activities	(323,076)	15,741

(Decrease) increase in cash and cash equivalents	(41,317)	84,521
Cash and cash equivalents, beginning of period	266,090	39,971

Cash and cash equivalents, end of period	$224,773	$124,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(in thousands)
(Unaudited)

Supplemental schedule of non-cash investing and financing activities:	2010	2009

Loans transferred to other real estate owned	$6,542	$4,909

Loans held-for-sale transferred to loans held-for-investment, at the lower of cost or market	2,656	3,788

Loans held-for-investment transferred to loans held-for-sale, at the lower of cost or market	214,510	21,464

Exchage of loans held-for-sale for investment securities	11,462	—

Supplemental information:

Interest paid	$34,524	$40,347

Income taxes paid	277	599
The accompanying notes are an integral part of these condensed consolidated financial statements.

NATIONAL CONSUMER COOPERATIVE BANK
CONDENSED NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2010
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
The assumptions involved in applying these policies are discussed in the Company’s Annual Report on Form 10-K. Management evaluates these accounting estimates and assumptions on an on-going basis. As of September 30, 2010, the Company has not made any significant changes to the estimates and assumptions used in applying its critical accounting policies from its audited 2009 financial statements.
New Accounting Standards
The FASB issued new guidance regarding transfers and servicing of financial assets and extinguishments of liabilities. This standard requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concepts of a “qualifying special-purpose entity,” and a “guaranteed mortgage securitization,” changes the requirement for derecognizing financial assets, and requires additional disclosures. During the nine months ended September 30, 2010, the Company transferred loans to Fannie Mae and several other institutions. These loans were evaluated for sale accounting under the application of this new guidance. The Company has adopted and applied the provisions of this standard as of January 1, 2010.
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
The FASB amended guidance regarding Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of the amendment is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. In addition, the amendment requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

The FASB amended guidance regarding Fair Value Measurements and Disclosures. The objective of the amendment is to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. The amendment requires new disclosures for changes in sources for fair value measurements and clarifies existing disclosures to disaggregate classes of assets and liabilities as well as disclose valuation techniques and inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.
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
Despite the continuation of challenging economic conditions into 2010, the Company has continued its loan origination and sale activities to Fannie Mae and other willing buyers.
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
The Company has taken actions to raise liquidity and repay the amounts due under the revolving credit facility and senior note agreement and reduced the aggregate outstanding balance to $29.7 million at September 30, 2010 from $215.5 million at December 31, 2009. Although the Holding Company was not required to fully repay the amounts due under the revolving credit facility and senior note agreement by June 30, 2010, if it failed to do so, the Holding Company was required to pay a fee of 2% of the outstanding debt balance as of June 30, 2010. Accordingly, the Holding Company paid $0.8 million which is included in interest expense for the nine months ending September 30, 2010 in the accompanying condensed consolidated statements of operations. On October 25, 2010, the Holding Company paid-off the final $29.7 million of its aggregate outstanding debt that was under its two senior debt agreements, the revolving credit facility dated May 1, 2006 and the Note Purchase and Uncommitted Master Shelf Agreement date December 28, 2001. See Note 14 for more information on the Company’s borrowings and debt maturities.

Regulatory Matters
As disclosed in and filed as exhibits to the Company’s 2009 Form 10-K, on March 15, 2010 the following agreements and orders were entered into (together referred to as the “OTS Actions”):
•
The Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“the Order”) with the Office of Thrift Supervision (“OTS”) on March 15, 2010. In addition to other requirements, the associated OTS order required the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. These items have been submitted to the OTS, and the OTS has responded with a written non-objection as contemplated by the order. The associated order also provides that the Holding Company pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

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

The Holding Company and its subsidiaries continue transacting normal banking business. The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Holding Company, NCB Financial Corporation and NCB, FSB are in compliance with the OTS Actions. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.
Capital Levels
The Holding Company and NCB Financial Corporation do not have depositors and are not subject to regulatory capital requirements. However, NCB, FSB, as a federally chartered and federally insured savings bank, is subject to various regulatory capital requirements.

Under the regulatory guidelines, NCB, FSB was “Well Capitalized” as of September 30, 2010 and December 31, 2009. The following table summarizes NCB, FSB’s capital requirements (ratios and dollars) (dollars in thousands):

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Tangible Capital (to tangible assets)	$166,085	11.42%	$21,818	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	181,188	14.67%	98,805	8.00%	$123,506	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	165,738	13.42%	N/A	N/A	74,104	6.00%
Core Capital (to adjusted tangible assets)	166,085	11.42%	58,180	4.00%	72,726	5.00%

As of December 31, 2009:
Tangible Capital (to tangible assets)	$157,124	9.89%	$23,834	1.50%	N/A	N/A
Total Risk-Based Capital (to risk-weighted assets)	173,911	12.68%	109,742	8.00%	$137,178	10.00%
Tier I Risk-Based Capital (to risk-weighted assets)	156,724	11.42%	N/A	N/A	82,307	6.00%
Core Capital (to adjusted tangible assets)	157,124	9.89%	63,557	4.00%	79,446	5.00%
Management’s Actions and Going Concern Considerations
In order to maintain compliance with the OTS Actions, the Company has taken actions to preserve capital and to enhance liquidity levels, and the Holding Company, specifically, has reduced its aggregate debt outstanding by fully repaying the revolving credit facility and senior note. The Company can give no assurances that it will be able to continue to preserve and enhance capital and liquidity, reduce other debt levels or reduce its exposure to contingent liabilities.
The Company remains vulnerable to general economic and operating conditions adversely impacting the Company’s borrowers, and the value of the real estate and other property that collateralize the Company’s loans. If the general economic and employment conditions, consumer demand and real estate market conditions do not improve or decline further, then the level of non-performing assets may not continue to decrease and may even increase.
As of September 30, 2010, the Company maintained liquid assets totaling $318.0 million as follows: cash balances totaling $224.8 million; investments totaling $48.1 million; and loans held-for-sale totaling $45.1 million. The majority of the cash on hand is held by NCB, FSB. Dividends from NCB, FSB to the Holding Company would require approval by the OTS at this time.
If the Holding Company, NCB Financial Corporation or NCB, FSB were to engage in unsafe and unsound banking practices, or NCB, FSB’s regulatory capital levels deteriorate, the OTS has various enforcement tools available to them including the issuance of capital directives, orders to cease engaging in certain business activities and the issuance of modified or additional orders or agreements, and could seek receivership of NCB, FSB.
As indicated above, NCB, FSB is not permitted to declare or pay any dividends or make any other capital distributions to the Holding Company without prior approval of the OTS. Currently, the Holding Company is not making any new loan originations or commitments and continues to perform its obligations under existing contracts and agreements.

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The composition of cash, cash equivalents and restricted cash is as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Cash	$219,683	$251,922
Cash equivalents	764	6,484

Total cash and equivalents	220,447	258,406
Federal funds sold	4,326	7,684
Restricted cash	3,179	179

Total	$227,952	$266,269

As of September 30, 2010, the Company’s restricted cash includes $3.0 million of cash required to be reserved for treasury management services provided by a third-party banking institution and $179 thousand of cash required to be reserved under the Company’s lease agreement for its New York office (included in restricted cash as of December 31, 2009.)
5. INVESTMENT SECURITIES
The composition of available-for-sale investment securities and interest-only non-certificated receivables (included as a component of other assets) are as follows (dollars in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only non-certificated receivables	$25,061	$149	$(1,018)	$24,192
U.S. Treasury and agency obligations	21,123	117	(12)	21,228
Mortgage-backed securities	23,371	456	(18)	23,809
Collateralized mortgage obligations (“CMO’s”)	2,839	220	(31)	3,028
Equity securities	52	—	(28)	24

Total	$72,446	$942	$(1,107)	$72,281

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Interest-only non-certificated receivables	$25,971	$201	$(1,321)	$24,851
U.S. Treasury and agency obligations	12,783	203	—	12,986
Mortgage-backed securities	12,981	85	—	13,066
CMO’s	3,637	110	(24)	3,723
Equity securities	52	—	(21)	31

Total	$55,424	$599	$(1,366)	$54,657

The following tables present the duration of unrealized losses recognized on available-for-sale investment securities and interest-only non-certificated receivables (dollars in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only non-certificated receivables	$817	$(30)	$18,651	$(988)	$19,468	$(1,018)
U.S. Treasury and agency obligations	10,048	(12)	—	—	10,048	(12)
Mortgage-backed securities	570	(18)	—	—	570	(18)
CMO’s	87	(12)	84	(19)	171	(31)
Equity securities	—	—	26	(28)	26	(28)

Total	$11,522	$(72)	$18,761	$(1,035)	$30,283	$(1,107)

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Interest-only non-certificated receivables	$1,111	$(139)	$21,073	$(1,182)	$22,184	$(1,321)
CMO’s	78	(24)	—	—	78	(24)
Equity securities	—	—	29	(21)	29	(21)

Total	$1,189	$(163)	$21,102	$(1,203)	$22,291	$(1,366)

The Company’s investment securities in an unrealized loss position are evaluated for other-than-temporary impairment on a quarterly basis. The Company’s management evaluates the cause of declines in the fair value of each security within each segment of the investment portfolio. The results of those evaluations are as follows:
Interest-only non-certificated receivables
The interest-only non-certificated receivables have been valued using discount rates derived from the commercial mortgage servicing rights market. The interest-only non-certificated receivables are in an unrealized loss position primarily due to changes in the credit spreads demanded by market participants from the time the asset was acquired to the balance sheet date. See note 7 for further disclosure related to key economic assumptions used to value these instruments. Each of the interest-only non-certificated receivables is collateralized only by Cooperative Multifamily Loans originated by the Company. These loans were generally originated at low loan to value ratios and the historical loss experience with respect to these loans has been minimal. The Company does not view these assets as a source of short-term liquidity and does not intend to sell nor believes it will be required to sell these instruments prior to the full recovery of the amortized cost basis of these assets. Consequently as of September 30, 2010, the unrealized losses on the interest-only non-certificated securities are considered temporary in nature.

CMO’s
In evaluating the CMO’s for other-than-temporary impairment, management monitors the credit support of each of the bonds held by the Company, the delinquency and default rates of the underlying collateral mortgages, and the credit ratings of each of the bonds. Although there have been no cashflow interruptions on any of the five CMO securities through September 30, 2010, the financial condition and credit quality of certain underlying issuers or collateral has deteriorated over time. Prior to 2010, the Company had recognized aggregate OTTI on the CMO’s of $3.2 million. The Company projects expected cashflows based on updated estimates of delinquencies, default rates and severity of losses in the event of default and other factors. As of September 30, 2010 the Company does not expect any further deterioration in future cash flows from the CMO’s and the Company does not intend to sell nor is it probable that the Company will be required to sell the CMO investment securities prior to the recovery of the carrying value. Consequently as of September 30, 2010, the unrealized losses on the CMO’s are considered temporary in nature.
The Company did not recognize any OTTI on its available-for-sale investment securities or its interest-only non-certificated receivables during the three and nine months ended September 30, 2010. The company recognized $2.3 million and $3.6 million of OTTI on its available-for-sale investment securities during the three and nine months ended September 30, 2009, respectively.
The tables below presents a roll-forward of the credit-related losses recognized in earnings (dollars in thousands):

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Beginning Balance	$3,171	$3,171
Credit impairments of interest-only receivables and CMO securities	—	—

Ending Balance	$3,171	$3,171

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Beginning Balance	$2,937	$1,692
Adjustment to opening balance	—	(77)

Adjusted Beginning Balance	$2,937	$1,615
Additions:
Initial credit impairments	2,143	3,465
Subsequent credit impairments	169	169

Ending Balance	$5,249	$5,249

The maturities of available-for-sale U.S. Treasury and agency obligations investment securities are as follows (dollars in thousands):

	September 30, 2010
		Weighted
	Amortized	Average	Fair
	Cost	Yield	Value
Within 1 year	$12,709	0.85%	$12,752
After 1 year through 5 years	8,014	0.60%	8,041
After 5 years through 10 years	85	5.76%	102
After 10 years	315	5.62%	333

Total	$21,123	0.85%	$21,228

Substantially all of the CMO’s and mortgage-backed securities have maturity dates greater than 10 years. The remaining contractual principal maturities for mortgage-backed securities were determined assuming no prepayments.
Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

6. LOANS HELD-FOR-SALE
Loans held-for-sale by category are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Consumer Loans	$3,093	$22,186
Commercial Loans	1,520	1,650
Residential Real Estate Loans	40,536	11,894

Total	$45,149	$35,730

The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale, at fair value. Electing to use fair value allows for a better offset of the change in fair value of the loan held-for-sale and the forward loan sale commitment derivative used to economically hedge the loan without the burden of complying with the requirements of derivative accounting standards. Unrealized gains and losses for these identified loans are included in earnings. The Company has elected the fair value option for $30.1 million and $1.8 million of Residential Real Estate Loans as of September 30, 2010 and December 31, 2009, respectively.
7. LOAN SALES
During the periods presented, the Company sold Commercial, Residential Real Estate and Consumer Loans. Most Residential Real Estate and Commercial Loan sales to Fannie Mae are sold with the servicing retained by the Company; therefore the Company records a Mortgage Servicing Right (“MSR”) at the time of sale in addition to a non-certificated interest-only receivable. The sale of Commercial and Residential Real Estate Loans generated a total of $5.3 million and $4.3 million in retained interests for the nine months ended September 30, 2010, and September 30, 2009, respectively. The Company does not retain servicing or any other interests on Consumer Loan sales.
In total, the Company generated a gain on mortgage banking activities and loan sales of $15.3 million for the nine months ended September 30, 2010 compared with $9.9 million for the nine months ended September 30, 2009. Included in this amount are the fair value adjustments for the undesignated derivatives for the interest rate locks and forward loan sales utilized in the Company’s mortgage banking activities. The amount of the fair value adjustment is $1.7 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.
The following table summarizes the cash flows received from loan sale activity and retained interests for the nine months ended September 30, (dollars in thousands):

	2010	2009
Net proceeds from Consumer Loan sales	$266,299	$140,567
Net proceeds from Commercial and Residential Real Estate Loan sales (1)	580,046	357,268
Servicing fees received	5,676	4,986
Cash flows received on interest-only receivables (2)	5,085	10,520

(1)	For the nine months ended September 30, 2010, $12.0 million of the net proceeds represent mortgage-backed securities recorded in exchange for loans. See discussion below for more info.

(2)	The 2009 cashflows received on interest-only receivables includes cashflows received from certificated interest-only receivables which were all sold during the fourth quarter of 2009.
During 2010, $2.7 million of Consumer Loans, originally held-for-sale as of December 31, 2009, were transferred at the lower of cost or fair value to held-for-investment as the market for these loans was extremely limited.

During 2010, the Company transferred $214.5 million of loans that were classified as held-for-investment to loans held-for-sale due to its change in intent to sell these loans to provide liquidity and repay borrowings. These loans were subsequently sold at insignificant gains. Of these loans sold, $176.1 million were Residential Real Estate Loans, $7.8 million were Commercial Real Estate Loans, $28.4 million were Commercial Loans and $2.2 million were Consumer Loans. During 2009, the Company sold $168.5 million of loans. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans.
During 2010, the Company transferred $11.5 million of Residential Real Estate Loans to a trust created by Fannie Mae. The trust holds only the loans transferred by the Company, and the loans have been fully guaranteed by Fannie Mae. The trust issued mortgage-backed securities fully collateralized by the transferred loans. In exchange for the transfer, the Company retained 100 percent of these beneficial interests issued by the trust, as well as the contractual right to continue to service the loans. The transfer meets the definition of a sale, and as a result, the Company recognized a $0.5 million gain on the transfer for the nine months ended September 30, 2010.
During 2010, the Company transferred a 90 percent interest in a Commercial Loan with an unpaid principal balance of $9.5 million to a participating interest holder. The remaining 10 percent interest has been retained by the Company. The cash flows from the loan are divided proportionately between the Company and the participating interest holder based on their ownership interest, and the Company has not provided any guarantees with respect to the transferred portion. The transferred portion meets the definition of a participating interest; and the Company has accounted for the transfer of the participating interest as a sale, and recorded a gain of $0.4 million for the nine months ended September 30, 2010. The Company retained the right to service the participating portion of the loan.
MSRs are periodically tested for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans such as loan balance, interest rate, length of time outstanding, principal and interest terms and amortization terms. Activity related to MSRs was as follows (dollars in thousands):

	Share and Single-family Residential		Multifamily, Cooperative and
	Loans		Commercial Real Estate Loans		Total
	2010	2009	2010	2009	2010	2009
Balance at January 1	$4,158	$2,878	$10,330	$10,374	$14,488	$13,252
Additions	885	1,594	2,054	650	2,939	2,244
Amortization	(898)	(913)	(1,053)	(778)	(1,951)	(1,691)
Change in valuation allowance(1)	(134)	184	383	(413)	249	(229)

Balance at September 30	$4,011	$3,743	$11,714	$9,833	$15,725	$13,576

(1)	Any recoveries do not exceed amortized cost.
Changes in the valuation allowance for MSRs (included as a component of other assets) were as follows (dollars in thousands):

	Share and Single-family Residential		Multifamily, Cooperative and
	Loans		Commercial Real Estate Loans		Total
	2010	2009	2010	2009	2010	2009
Balance at January 1	$—	$(184)	$(941)	$(442)	$(941)	$(626)
Additional write-downs	(134)	(259)	(218)	(488)	(352)	(747)
Recoveries	—	443	601	75	601	518

Balance at September 30	$(134)	$—	$(558)	$(855)	$(692)	$(855)

The Company utilizes a third-party valuation service to estimate the fair value of its MSRs. The MSR valuation process combines the use of sophisticated discounted cash flow models to arrive at an estimate of fair value at the time of the loan sale and each subsequent balance sheet date. The key assumptions used by our vendor for the valuation of MSRs are mortgage prepayment speeds, the discount rate of residual cash flows and the earnings rate of principal and interest float, escrows and replacement reserves. These variables can and generally will change from quarter to quarter as market conditions and projected interest rates change. Multiple models are required to reflect the nature of the MSR of the different types of loans that the Company services.
Key economic assumptions used in determining the fair value of MSRs at the time of sale for the nine months ended September 30, were as follows:

	2010	2009
Weighted-average life (in years):
Share and Single-family Residential Loans	4.3	5.5
Multifamily, Cooperative and Commercial Real Estate Loans	5.0	7.3

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	18.3%	16.0%
Multifamily, Cooperative and Commercial Real Estate Loans	2.0%	4.8%

Residual cash flow discount rate (annual):
Share and Single-family Residential Loans	10.1%	10.0%
Multifamily, Cooperative and Commercial Real Estate Loans	13.5%	9.0%

Earnings rate P&I float, escrows and replacement reserves:
Share and Single-family Residential Loans	1.5%	3.0%
Multifamily, Cooperative and Commercial Real Estate Loans	2.7%	3.0%

Key economic assumptions used in measuring the period-end fair value of the Company’s MSRs and the effect on the fair value of those MSRs from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Fair value of mortgage servicing rights:
Share and Single-family Residential Loans	$4,011	$4,867
Multifamily, Cooperative and Commercial Real Estate Loans	13,278	11,214

Weighted-average life (in years):
Share and Single-family Residential Loans	3.1	4.2
Multifamily, Cooperative and Commercial Real Estate Loans	5.9	6.2

Weighted-average annual prepayment speed:
Share and Single-family Residential Loans	26.2%	20.7%
Multifamily, Cooperative and Commercial Real Estate Loans	2.6%	2.6%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(316)	$(312)
Multifamily, Cooperative and Commercial Real Estate Loans	(78)	(61)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(602)	(629)
Multifamily, Cooperative and Commercial Real Estate Loans	(155)	(121)

Residual cash flows discount rate (annual):
Share and Single-family Residential Loans	10.3%	10.3%
Multifamily, Cooperative and Commercial Real Estate Loans	9.7%	9.2%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(100)	$(149)
Multifamily, Cooperative and Commercial Real Estate Loans	(405)	(336)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(195)	(289)
Multifamily, Cooperative and Commercial Real Estate Loans	(790)	(657)

Earnings rate of P&I float, escrow and replacement:
Share and Single-family Residential Loans	1.5%	2.8%
Multifamily, Cooperative and Commercial Real Estate Loans	2.8%	2.8%
Impact on fair value of 10% adverse change:
Share and Single-family Residential Loans	$(27)	$(51)
Multifamily, Cooperative and Commercial Real Estate Loans	(371)	(330)
Impact on fair value of 20% adverse change:
Share and Single-family Residential Loans	(54)	(102)
Multifamily, Cooperative and Commercial Real Estate Loans	(742)	(659)
For non-certificated interest-only receivables, the Company estimates fair value both at initial recognition and on an ongoing basis through the use of discounted cash flow models. The key assumptions used in the valuation of the Company’s interest-only receivables at the time of sale are the life and discount rate of the estimated cash flows which are as follows:

	September 30,
	2010	2009
Weighted-average life (in years)	6.9	9.4
Weighted-average annual discount rate	9.00%	9.00%

Key economic assumptions used in subsequently measuring the fair value of the Company’s interest-only non-certificated receivables and the effect on the fair value of the interest-only non-certificated from adverse changes in those assumptions are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Fair value	$24,192	$24,851
Weighted-average life (in years)	5.7	8.9
Weighted average annual discount rate	9.00%	9.00%
Impact on fair value of 10% adverse change	$(1,314)	$(683)
Impact on fair value of 20% adverse change	(1,908)	(1,335)
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
The unpaid principal balance of loans serviced for others is not included in the accompanying consolidated balance sheets. Changes in the portfolio of loans serviced for others are as follows (dollars in thousands):

	2010	2009
Balance at January 1	$5,845,743	$5,550,592
Additions	502,747	351,619
Loan payments and payoffs	(258,465)	(240,365)

Balance at September 30	$6,090,025	$5,661,846

8. LOANS HELD-FOR-INVESTMENT
Loans held-for-investment by category are as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Consumer Loans	$14,051	$17,367
Commercial Loans	482,512	616,343
Real Estate Loans:
Residential	542,862	680,736
Commercial	339,924	379,086
Leases	25	157

Total	$1,379,374	$1,693,689

9. IMPAIRED LOANS
A loan is considered impaired when, based on current information, it is probable the Company will be unable to collect all amounts due under the contractual terms of the loan. Outstanding principal of loans considered impaired totaled $108.6 million and $97.7 million as of September 30, 2010 and December 31, 2009, respectively. Of these amounts $24.3 million and $24.7 million were evaluated for impairment and determined to need no reserve. The aggregate average balance of impaired loans was $104.3 million and $73.6 million for the nine months ending September 30, 2010, and the year ending December 31, 2009, respectively. The interest income that was due but not recognized on impaired loans was $4.2 million and $4.7 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

As of September 30, 2010 and December 31, 2009, the Company’s impaired loans included $26.2 million and $26.3 million, respectively of loans still accruing interest because the borrower is making timely debt service payments; however, the loans were impaired due to actual or probable deterioration in the financial condition or performance of the borrower or due to a decline in the value of the collateral. The remaining $82.4 million and $71.4 million, respectively of loans are not accruing interest because the debt service payments were at least 90 days delinquent.
Due to significant changes in the current valuations of the properties collateralizing certain loans, the Company restructured $14.4 million of impaired loans with an aggregate reserve of $5.1 million during the nine months ended September 30, 2010. After the restructurings and charge-offs, the aggregate unpaid principal balance of the restructured loans was $11.4 million with an aggregate reserve of $2.8 million as of September 30, 2010.
As of September 30, 2010 reserves were deemed to be adequate to cover the estimated loss exposure related to the impaired loans and there were no commitments to lend additional funds to borrowers whose loans were impaired.
During the third quarter of 2010, the Company sold $19.0 million of impaired loans with a carrying amount of $13.3 million, net of specific reserves, to a participating investor. The Company recognized a $1.0 million gain on the sale of these loans.
10. ALLOWANCE FOR LOAN LOSSES
The following is a summary of the components of the allowance for loan losses (dollars in thousands):

	September 30, 2010	December 31, 2009
Allowance on impaired loans	$24,377	$14,347
Allowance on non-impaired loans	18,844	22,121

Total allowance for loan losses	$43,221	$36,468

The following is a summary of the activity in the allowance for loan losses during the nine months ended September 30 (dollars in thousands):

	2010	2009
Balance as of January 1	$36,468	$27,067

Charge-offs
Consumer Loans	(2,936)	(5,196)
Commercial Loans	(3,279)	(13,584)
Real Estate Loans (Commercial and Residential)	(2,909)	(1,691)

Total charge-offs	(9,124)	(20,471)

Recoveries
Consumer Loans	638	477
Commercial Loans	347	733
Real Estate Loans (Commercial and Residential)	128	13

Total recoveries	1,113	1,223

Net charge-offs	(8,011)	(19,248)

Provision for loan losses	11,009	36,967

Provision reclassification	3,755	—

Balance as of September 30	$43,221	$44,786

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
Undrawn Lines of Credit
In the normal course of business, the Company makes commitments to extend lines of credit to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties. Since many of the commitments are expected to expire without being partially or completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2010 and December 31, 2009, the Company had outstanding undrawn lines of credit of $673.6 million and $764.9 million, respectively.
Standby Letters of Credit
Standby letters of credit can be either financial or performance-based. Financial-based standby letters of credit obligate the Company to disburse funds to a third party if the customer fails to repay an outstanding loan or debt instrument. Performance-based standby letters of credit obligate the Company to disburse funds if the customer fails to perform a contractual obligation, including obligations of a non-financial nature. For the Company’s standby letters of credit issued in connection with certain variable rate municipal bonds, the Company can be called upon to fund the amount of the municipal bond in the event the holder seeks repayment and the bond cannot be sold to another purchaser. As of September 30, 2010, issuance fees associated with the standby letters of credit range from 0.80% to 4.25% of the commitment amount and mature throughout 2010 to 2016.
As of September 30, 2010 and December 31, 2009, a liability of $3.9 million and $4.4 million, respectively, related to the Company’s obligation to stand ready to perform under outstanding standby letters of credit and is presented as other liabilities, and a corresponding asset of $3.3 million and $5.2 million, respectively, was presented as other assets in the condensed consolidated balance sheet related to the issuance fees from the standby letters of credit. The stand-ready obligation is initially recognized at fair value and subsequently amortized over the term of the letter of credit.

Subsequent to the initial recognition of the stand-ready obligation, the Company monitors its standby letters of credit for future probable loss in the event these letters are drawn upon by the customer. In the event that a customer draws on its letter of credit, then the amount previously recognized for the specific stand-ready obligation is reclassified to the reserve for losses. This evaluation considers whether the customer is a borrower under another lending arrangement with the Company and the current status of that lending arrangement.
As of September 30, 2010 and December 31, 2009, the Company had a reserve for losses on standby letters of credit of $8.0 million and $9.3 million, respectively. As of September 30, 2010, the Company had outstanding standby letters of credit with a total commitment amount of $208.5 million of which $89.6 million were for borrowers with other lending arrangements that are classified as criticized. As of December 31, 2009, the Company had outstanding standby letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized.
The following is a summary of the activity in the reserve for losses on undrawn lines of credit and standby letters of credit, which is included in other liabilities (dollars in thousands):

2010
Balance as of January 1	$10,403
Provision for losses on unfunded commitments	1,574
Provision reclassification *	(3,755)

Balance as of September 30	$8,222

2009
Balance as of January 1	$2,675
Provision for losses on unfunded commitments	6,502

Balance as of September 30	$9,177

*	See Note 10 for information regarding this reclassification.
12. OTHER ASSETS
Other assets consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Interest-only non-certificated receivables, at fair value	$24,192	$24,851
Mortgage servicing rights	15,725	14,488
Premises and equipment, net	11,119	11,957
Federal Home Loan Bank stock	9,651	9,651
Accrued interest receivable	8,248	9,101
Other real estate owned	8,123	2,315
FDIC prepaid premium	5,407	7,957
Fees receivable from standby letters of credit	3,261	5,163
Other prepaid assets	4,696	2,864
Derivative assets	4,695	1,419
Debt issuance costs	3,285	4,687
Equity method investments	3,375	3,046
Other	6,689	6,626

Total other assets	$108,466	$104,125

The FHLB of Cincinnati, with whom NCB, FSB banks, has not reduced dividends or provided notice that they have suspended stock redemptions therefore, the decision of some Federal Home Loan Banks (FHLB) to reduce dividend payments and restrict redemptions of stock has not affected the Company.

13. DEPOSITS
Deposits, all of which are held by NCB, FSB, consisted of the following (dollars in thousands):

	September 30, 2010		December 31, 2009
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing demand deposits	$104,842	—	$141,493	—
Interest-bearing demand deposits	208,826	0.60%	211,228	1.06%
Savings deposits	8,685	0.28%	8,930	0.27%
Certificates of deposit	795,145	2.33%	892,303	2.25%

Total deposits	$1,117,498	1.77%	$1,253,954	1.78%

The scheduled maturities of certificates of deposit with a minimum denomination of $100,000 are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Within 3 months	$138,403	$116,558
Over 3 months through 6 months	105,135	104,160
Over 6 months through 12 months	138,016	164,624
Over 12 months	302,137	382,023

Total certificates of deposit	$683,691	$767,365

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. Effective July 21, 2010, the increase of deposit insurance coverage to $250,000 is permanent, under legislation passed on that date.
As of September 30, 2010, NCB, FSB had one depositor with deposits in excess of 5% of NCB, FSB’s total deposits. This depositor had 9.4% or $105.0 million of NCB, FSB’s total deposits of which $4.0 million are maturing within three months. The remaining $101.0 million have maturities ranging from three months to 76 months. The aforementioned depositor has pooled a larger number of individual depositors and placed the aggregate funds with NCB, FSB. All of the related individual deposits are within the $250,000 threshold to be fully insured as of September 30, 2010.
NCB, FSB had $423.5 million and $589.1 million of brokered deposits all relating to certificates of deposit as of September 30, 2010 and December 31, 2009, respectively. Of the $423.5 million of brokered certificates of deposit, $98.3 million mature within three months and $325.2 million has a maturity ranging from four months to 63 months. The Company is actively working to decrease its brokered deposit concentration.
Deposit interest expense is summarized as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest-bearing demand deposits	$334	$632	$1,446	$2,051
Savings deposits	7	6	19	18
Certificates of deposit	4,960	6,012	14,946	19,690

Total deposit interest expense	$5,301	$6,650	$16,411	$21,759

14. BORROWINGS
The carrying amounts and maturities of the Company’s various debt instruments are as follows (dollars in thousands):

	Balance	Balance
	September 30,	December 31,		Maturity Date as of
Type	2010	2009	Interest Rate	September 30, 2010

Revolving credit facility	$18,038	$128,394	13.50%	Repaid October 2010

Long-term FHLB	10,000	10,000	5.80%	June 2011
Long-term FHLB	10,000	10,000	3.55%	June 2011
Long-term FHLB	20,000	20,000	5.63%	July 2011
Long-term FHLB	25,000	25,000	1.42%	August 2011
Long-term FHLB	10,000	10,000	4.42%	June 2012
Long-term FHLB	10,000	10,000	4.40%	June 2013
Long-term FHLB	10,000	10,000	4.54%	June 2013
Long-term FHLB	10,000	10,000	3.18%	March 2014
Long-term FHLB	20,000	20,000	3.20%	March 2014
Long-term FHLB	20,000	20,000	3.22%	August 2014

	145,000	145,000

Senior notes	11,662	87,092	13.50%	Repaid October 2010

Temporary Liquidity Guarantee Program debt	25,000	25,000	2.74%	February 2012
Temporary Liquidity Guarantee Program debt	63,688	63,688	2.09%	May 2012

	88,688	88,688

Subordinated debt — Class A (current)	23,989	23,989	4.79%*	December 2010
Subordinated debt — Class A (non-current)	90,000	90,000	2.18%*	October 2020

Junior subordinated debt	51,547	51,547	3.20%	January 2034

Debt valuation and discount	(109)	(157)

Total borrowings	$428,815	$614,553

*	Weighted average interest rate
Revolving Credit Facility and Senior Notes
The Holding Company has reduced its aggregate debt outstanding on the revolving credit facility and senior note to $29.7 million at September 30, 2010 from $215.5 million at December 31, 2009.
On October 25, 2010, Holding Company paid-off the final $29.7 million of its aggregate outstanding debt that was under its two senior debt agreements, the revolving credit facility dated May 1, 2006 and the Note Purchase and Uncommitted Master Shelf Agreement date December 28, 2001.

Federal Home Loan Bank Borrowings (FHLB)
NCB, FSB has a pledge agreement with the FHLB requiring advances to be secured by eligible mortgages or investments. NCB, FSB’s borrowing capacity is determined by several factors including: the market value of eligible collateral, asset quality, capital, earnings, liquidity, credit ratings and approval by the FHLB. Changes in these factors could increase or reduce the available capacity. Any amendments to the revolving credit and senior note agreements have not impacted NCB, FSB’s ability to borrow from the FHLB.
As of September 30, 2010, the total FHLB facility was $197.1 million of which $145.0 million of debt borrowings and $15.1 million in letters of credit were outstanding. As of December 31, 2009, the total FHLB facility was $205.9 million of which $145.0 million of debt borrowings and $23.5 million in letters of credit were outstanding.
NCB, FSB has granted a blanket security interest to the FHLB of the following: Share and Single-family Residential Loans, Multifamily Loans, Commercial Real Estate Loans, Home Equity Lines of Credit and specifically assigned Investment Securities. NCB, FSB submits a quarterly certification to the FHLB specifying the eligible loan collateral. As of September 30, 2010, based on the last quarterly certification of June 30, 2010, NCB, FSB had pledged the following eligible loan collateral to the FHLB: Share and Single-family Residential of $224.4 million, Multifamily of $14.0 million and Commercial Real Estate of $85.3 million. As of December 31, 2009, based on the last quarterly certification of September 30, 2009, NCB, FSB had pledged the following eligible loan collateral to the FHLB: Share and Single-family Residential of $382.0 million and Multifamily of $32.5 million. As of September 30, 2010 and December 31, 2009, NCB, FSB had $32.4 million and $12.2 million of investments specifically pledged to the FHLB, respectively.
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

The Amended Financing Agreement provides for the deferral of principal payments. In the event that a scheduled amortization payment is not made by the end of the applicable year, the rate on any note that is repriced prior to such deferred payment being made will reprice at the then-current treasury rate for the tenure of that note plus 700 basis points. At the same time, the rate on the remaining notes increase by 100 basis points and increase by an additional 100 basis points each six month period (up to a maximum add-on of 700 basis points over the treasury rate) as long as the deferred payment remains unpaid. Once the deferred payment is made, the rate on all of the notes returns to the contract rate of the treasury rate plus 100 basis points.
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

15. DERIVATIVE FINANCIAL INSTRUMENTS
The estimated fair values of the Company’s derivative instruments are recorded gross as a component of other assets and other liabilities on the condensed consolidated balance sheet as follows (dollars in thousands):

	September 30, 2010
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives not designated as hedging instruments:
Forward sales commitments:
Single-family Residential and Share Loans	Other assets	$8,733	$22	Other liabilities	$11,094	$(55)
Cooperative and Multifamily Loans	Other assets	47,465	519	Other liabilities	61,221	(2,005)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	12,455	321	Other liabilities	—	—
Cooperative and Commercial Real Estate Loans	Other assets	79,121	3,833	Other liabilities	—	—

Total derivatives not designated as hedging instruments		$147,774	$4,695		$72,315	$(2,060)

	December 31, 2009
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Contract/Commitment	Estimated	Balance Sheet	Contract/Commitment	Estimated
	Location	Amounts	Fair Value	Location	Amounts	Fair Value

Derivatives not designated as hedging instruments:
Forward sales commitments:
Single-family Residential and Share Loans	Other assets	$9,669	$137	Other liabilities	$377	$(1)
Cooperative and Multifamily Loans	Other assets	31,450	480	Other liabilities	8,300	(109)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	Other assets	6,843	88	Other liabilities	2,198	(21)
Cooperative and Commercial Real Estate Loans	Other assets	21,050	714	Other liabilities	16,950	(154)

Total derivatives not designated as hedging instruments		$69,012	$1,419		$27,825	$(285)

Changes in the fair values of the Company’s undesignated derivative instruments are recorded in earnings as a component of the gain on mortgage banking activities.

The fair value of the Company’s rate lock commitments to borrowers includes, as applicable:
•	the assumed gain/loss of the expected loan sale to the investor;
•	the effects of interest rate movements between the date of rate lock and the balance sheet date; and
•	the estimated fair value of the cash flows associated with servicing the loan
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
The methodologies and inputs used to value all of the Company’s derivative instruments are discussed in Note 16. The effect of the changes in fair value of the Company’s derivative instruments included in the gain on mortgage banking activities in the condensed consolidated statements of operations is as follows (dollars in thousands):

	For the three months ended September 30, 2010
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Forward sales commitments
Single-family Residential and Share Loans	$—	$27	$—	$27
Cooperative and Multifamily Loans	—	763	—	763
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	35	(29)	32	38
Cooperative and Commercial Real Estate Loans	305	(349)	62	18

Total fair value measurement, September 30, 2010	$340	$412	$94	$846

	For the nine months ended September 30, 2010
	Assumed Gain	Interest Rate	Servicing	Total Fair Value
	(Loss) From	Movement	Rights	Adjustment
	Loan Sale	Effect	Value	Gain/(Loss)

Forward sales commitments:
Single-family Residential and Share Loans	$—	$(170)	$—	$(170)
Cooperative and Multifamily Loans	—	(1,857)	—	(1,857)
Rate lock commitments to extend credit:
Single-family Residential and Share Loans	33	112	17	162
Cooperative and Commercial Real Estate Loans	1,169	1,854	251	3,274

Total fair value measurement, September 30, 2010	$1,202	$(61)	$268	$1,409

16. FAIR VALUE MEASUREMENTS
The Company has elected to measure, at the time of origination, certain Cooperative and Multifamily Residential Real Estate Loans that were held-for-sale at fair value. Electing to use fair value allows for a better offset of the change in fair value of the loan and the derivative instruments used to economically hedge the loans without the burden of complying with the requirements of derivative accounting standards. Unrealized gains and losses for these identified loans are included in earnings. Of the $40.5 million and $11.9 million of Residential Real Estate Loans held-for-sale disclosed in Note 6, the contractual principal amount of loans for which the Company has elected the fair value option totaled $30.1 million and $1.8 million as of September 30, 2010 and December 31, 2009, respectively. The difference in fair value of these loans compared to their principal balance was $0.5 million and $23 thousand and was recorded in gain on mortgage banking activities as of September 30, 2010 and December 31, 2009, respectively.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	September 30, 2010
			Significant
	Quoted Prices in Active	Significant Other	Unobservable	Balance as of
	Markets for Identical Assets	Observable Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets
Interest-only non-certificated receivables	$—	$—	$24,192	$24,192
U.S. Treasury and agency obligations	21,228	—	—	21,228
Mortgage-backed securities	—	23,809	—	23,809
CMO’s	—	—	3,028	3,028
Equity securities	24	—	—	24
Derivative instruments	—	4,695	—	4,695
Loans held-for-sale	—	30,103	—	30,103

Total	$21,252	$58,607	$27,220	$107,079

Liabilities
Derivative instruments	$—	$2,060	$—	$2,060

Total	$—	$2,060	$—	$2,060

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
The tables below summarize the changes in fair value for all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (dollars in thousands):

	For the nine months ended September 30, 2010
	Interest-Only Non-	Collateralized Mortgage
	certificated Receivables	Obligations

Balance at December 31, 2009	$24,851	$3,723
Total gains or (losses) (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	311	79
Purchases, issuances, settlements and fundings	2,438	—
Write down of asset due to prepayment	(25)	—
Principal repayments	—	(798)
Amortization	(3,383)	24
Transfers out of Level 3	—	—

Balance at September 30, 2010	$24,192	$3,028

	For the nine months ended September 30, 2009
	Interest-Only		Collateralized
	Certificated	Interest-Only Non-	Mortgage
	Receivables	certificated Receivables	Obligations
Balance at December 31, 2008	$27,854	$27,264	$3,938
Total gains or (losses) (realized/unrealized):
Included in earnings (1)	(2,143)	—	(1,491)
Included in other comprehensive income	2,053	(322)	1,951
Purchases, issuances, settlements and fundings	—	2,041	—
Write down of asset due to prepayment	—	(15)	—
Principal repayments	—	—	(286)
Amortization	(4,358)	(3,291)	2
Transfers out of Level 3	(23,406)	—	—

Balance at September 30, 2009	$—	$25,677	$4,114

(1)	These losses included in earnings have been recognized as OTTI losses on the Company’s condensed consolidated statements of operations for the year ended December 31, 2009.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). A description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 are disclosed in the Company’s annual report on Form 10-K as of December 31, 2009. There have been no changes to these methodologies through September 30, 2010.
The following tables summarize the fair value of instruments measured on a non-recurring basis (dollars in thousands):

	September 30, 2010
	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets
Loans held-for-sale	$—	$6,484	$—	$6,484	(1)
Mortgage servicing rights	—	—	5,432	5,432	(2)
Impaired loans	—	—	64,731	64,731	(3)

Total	$—	$6,484	$70.163	$76,647

	December 31, 2009
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets
Loans held-for-sale	$—	$29,494	$—	$29,494	(1)
Mortgage servicing rights	—	—	7,059	7,059	(2)
Impaired loans	—	—	83,094	83,094	(3)

Total	$—	$29,494	$90,153	$119,647

(1)	Only loans held-for-sale with fair values below cost and for which the fair value option has not been elected, are included in the table above.

(2)
Mortgage servicing rights are accounted for at amortized cost and tested on a quarterly basis for impairment. The impairment test is segmented into the risk tranches, which are stratified, based upon the predominant risk characteristics of the loans. The table above only includes the fair value of the strata of mortgage servicing rights that were impaired as of the balance sheet date. None of these impairments were considered other-than-temporary at September 30, 2010 and December 31, 2009.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for purposes of this disclosure as of September 30, 2010 and December 31, 2009:
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

The following table summarizes the carrying amount and fair value of the financial instruments that the Company has not measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$224,773	$224,773	$266,090	$266,090
Held-to-maturity investment securities	387	378	387	372
Loans held-for-sale	45,149	45,912	35,730	35,846
Loans held-for-investment, net	1,336,153	1,323,757	1,657,221	1,618,271
Financial Liabilities:
Deposits	1,117,498	1,138,639	1,253,954	1,279,749
Borrowings	428,815	354,960	614,553	527,888

	Contract or		Contract or
	Commitment	Estimated	Commitment	Estimated
Off-Balance Sheet Financial Instruments:	Amounts	Fair Value	Amounts	Fair Value
Undrawn commitments to extend credit	$673,611	$3,368	$764,888	$3,824
Standby letters of credit	208,532	5,246	245,165	7,728
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

	For the three months ended September 30:
				Retail and
	Commercial	Real Estate	Warehouse	Consumer		Consolidated
2010	Lending	Lending	Lending	Lending	Other	Company
Net interest income:
Interest income	$5,987	$9,294	$1,284	$4,150	$393	$21,108
Interest expense	1,363	5,358	218	2,299	1,112	10,350

Net interest income	4,624	3,936	1,066	1,851	(719)	10,758

Provision (benefit) for loan losses	1,568	354	—	229	—	2,151

Non-interest income	1,245	1,081	7,587	184	432	10,529

Non-interest expense:
Direct expense	835	956	1,149	487	5,527	8,954
Overhead and support	1,761	1,996	2,376	1,071	—	7,204

Total non-interest expense	2,596	2,952	3,525	1,558	5,527	16,158

Income (loss) before taxes	$1,705	$1,711	$5,128	$248	$(5,814)	$2,978

Total average assets	$396,123	$676,825	$88,296	$331,427	$322,251	$1,814,922

Total assets	$388,772	$647,726	$71,932	$331,949	$325,817	$1,766,196

	For the three months ended September 30:
				Retail and
	Commercial	Real Estate	Warehouse	Consumer		Consolidated
2009	Lending	Lending	Lending	Lending	Other	Company
Net interest income:
Interest income	$7,782	$11,700	$1,623	$6,580	$378	$28,063
Interest expense	2,418	11,490	1,095	3,046	1,898	19,947

Net interest income	5,364	210	528	3,534	(1,520)	8,116

Provision for loan losses	7,321	2,648	—	2,213	—	12,182

Non-interest income	1,332	417	3,323	354	332	5,758

Non-interest expense:
Direct expense	1,336	953	947	506	6,865	10,607
Overhead and support	4,301	3,090	2,868	1,676	—	11,935

Total non-interest expense	5,637	4,043	3,815	2,182	6,865	22,542

(Loss) income before taxes	$(6,262)	$(6,064)	$36	$(507)	$(8,053)	$(20,850)

Total average assets	$527,852	$857,395	$94,272	$506,107	$227,215	$2,212,841

Total assets	$525,503	$858,934	$79,995	$485,865	$206,722	$2,157,019

	For the nine months ended September 30:
				Retail and
	Commercial	Real Estate	Warehouse	Consumer		Consolidated
2010	Lending	Lending	Lending	Lending	Other	Company
Net interest income:
Interest income	$19,952	$30,002	$3,680	$14,189	$1,097	$68,920
Interest expense	4,684	19,053	1,148	7,367	3,384	35,636

Net interest income	15,268	10,949	2,532	6,822	(2,287)	33,284

Provision for loan losses	6,817	2,747	—	1,445	—	11,009

Non-interest income	3,298	3,704	12,145	1,234	4,934	25,315

Non-interest expense:
Direct expense	2,659	2,942	4,545	1,448	18,644	30,238
Overhead and support	3,973	4,138	6,964	2,215	—	17,290

Total non-interest expense	6,632	7,080	11,509	3,663	18,644	47,528

Income (loss) before taxes	$5,117	$4,826	$3,168	$2,948	$(15,997)	$62

Total average assets	$436,986	$696,227	$86,953	$381,200	$328,757	$1,930,123

Total assets	$388,772	$647,726	$71,932	$331,949	$325,817	$1,766,196

	For the nine months ended September 30:
				Retail and
	Commercial	Real Estate	Warehouse	Consumer		Consolidated
2009	Lending	Lending	Lending	Lending	Other	Company
Net interest income:
Interest income	$24,597	$34,813	$4,498	$20,810	$1,193	$85,911
Interest expense	7,104	23,820	2,243	12,169	2,724	48,060

Net interest income	17,493	10,993	2,255	8,641	(1,531)	37,851

Provision for loan losses	13,131	19,243	—	4,593	—	36,967

Non-interest income	3,949	2,646	10,081	1,263	1,040	18,979

Non-interest expense:
Direct expense	4,042	2,607	3,045	1,549	17,976	29,219
Overhead and support	9,069	5,863	6,772	3,727	—	25,431

Total non-interest expense	13,111	8,470	9,817	5,276	17,976	54,650

Income (loss) before taxes	$(4,800)	$(14,074)	$2,519	$35	$(18,467)	$(34,787)

Total average assets	$552,468	$850,897	$87,620	$513,648	$185,794	$2,190,427

Total assets	$525,503	$858,934	$79,995	$485,865	$206,722	$2,157,019

18. PROVISION FOR INCOME TAXES
Pursuant to its Charter, the Holding Company and its subsidiaries are subject to federal income taxes for certain activities only. The federal income tax provision is determined on the basis of non-patronage income generated by NCB, FSB and reserves set aside for dividends on Class C stock. All of NCB, FSB’s income is subject to state taxation. The income tax provision for the three months ended September 30, 2010 and September 30, 2009 was $75 thousand and $0.9 million, respectively. The income tax benefit for the nine months ended September 30, 2010 and September 30, 2009 was $37 thousand and $32 thousand, respectively. NCB, FSB’s effective weighted average state tax rate was approximately 6.1% as of September 30, 2010 compared to 5.3% as of September 30, 2009. The effective combined tax rate for both federal and state tax was 59.7% as of September 30, 2010 compared to less than 1% as of September 30, 2009 resulting from the impact of business activities that do not qualify as patronage income under the Internal Revenue Code as amended by the Act with respect to the Company.

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
Third Quarter 2010 Summary
The Company’s financial results continue to reflect the challenging economic and operating conditions, and the residual effect of the recession that the U.S. economy has faced prior to and during 2009 continues to impact the Company’s borrowers. Increased cost of funds, fees and amortization of debt costs related to the Holding Company’s amendments to its revolving credit facility and senior note agreements have also negatively impacted the Company’s 2010 financial results to date.
During 2010 economic conditions improved to some degree. The Company has experienced more favorable operating results in 2010, reversing the trend of losses from the nine months ended September 30, 2009 primarily because of a significant decrease in the Company’s provision for loan losses from 2009. The decrease in the provision for loan losses was primarily the result of a stabilization in the credit quality of the Company’s loan portfolio during the nine months ended September 30, 2010.

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
The Holding Company was required to reduce the aggregate principal through paydowns such that the maximum aggregate debt outstanding was (1) $68.0 million on April 30, 2010, (2) $60.0 million on June 30, 2010 and (3) $30.0 million on September 30, 2010. Although the Holding Company was not required to fully repay the amounts due under the revolving credit facility and senior note agreement by June 30, 2010, if it failed to do so, the Holding Company was required to pay a fee of 2% of the outstanding debt balance as of June 30, 2010. Accordingly, the Holding Company paid $0.8 million which is included in interest expense for the nine months ending September 30, 2010 in the accompanying condensed consolidated statements of operations. As of September 30, 2010 the Holding Company was in full compliance with the remaining financial covenants.
On October 25, 2010, the Holding Company paid-off the final $29.7 million of its aggregate outstanding debt that was under its two senior debt agreements, the revolving credit facility dated May 1, 2006 and the Note Purchase and Uncommitted Master Shelf Agreement date December 28, 2001.
In February of 2010, the Company amended both agreements to extend the final maturity date to December 15, 2010. The Holding Company was able to make the final payments more than seven weeks ahead of the final maturity date in order to reduce the interest expense that had been accruing under each facility at 13.5%.
Regulatory Matters
As disclosed in and filed as exhibits to the Company’s 2009 Form 10-K, on March 15, 2010 the following agreements and orders were entered into (together referred to as the “OTS Actions”):
•
The Holding Company entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (“the Order”) with the Office of Thrift Supervision (“OTS”) on March 15, 2010. In addition to other requirements, the associated OTS order required the Holding Company to submit to the OTS a Business Plan within 45 days, and an updated Liquidity Risk Management Program within 30 days, both for review and comment. These items have been submitted to the OTS, and the OTS responded with a written non-objection as contemplated by the order. The associated order also provides that the Holding Company pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB Financial Corporation entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the OTS on March 15, 2010. The associated order provides that NCB Financial Corporation pay no cash dividends or redeem or repurchase any equity stock and shall not incur, issue, renew, rollover or increase any debt, without prior approval of the OTS.

•
NCB, FSB entered into a Supervisory Agreement with the OTS on March 15, 2010. The principal elements of this agreement provide that NCB, FSB not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter without prior approval and shall not declare or pay any dividends or make any other capital distribution without prior approval. Additionally, NCB, FSB was requested to submit a Business Plan within 45 days and a Liquidity Risk Management Program within 30 days for OTS review and comment. These items were submitted to the OTS, and the OTS has responded with a written non-objection as contemplated by the Supervisory Agreement.

The Holding Company and its subsidiaries continue transacting normal banking business. The Company has been actively engaged in responding to the concerns raised by the OTS and believes that the Holding Company, NCB Financial Corporation and NCB, FSB are in compliance with the OTS Actions. However, if the financial condition of the Company weakens, the OTS may, upon further inspection, issue additional actions and require the Company to sell assets to increase liquidity, raise capital, or take other steps as they consider necessary.
Results of Operations
For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Overview
The Company’s net income for the nine months ended September 30, 2010 was $0.1 million compared to a net loss of $34.8 million for the nine months ended September 30, 2009.
Total assets decreased 15.6% or $327.3 million to $1.77 billion as of September 30, 2010, from $2.09 billion as of December 31, 2009 as the proceeds from loan curtailments and loan sales were used to reduce outstanding borrowings.
The annualized return on average total assets was less than 0.1% for the nine months ended September 30, 2010 and -2.1% for the nine months ended September 30, 2009. The annualized return on average members’ equity was 0.1% and -21.2% for the nine months ended September 30, 2010 and 2009, respectively.

Selected Financial Data
(Dollars In Thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
Profitability	2010	2009	2010	2009
Net interest income	$10,758	$8,116	$33,284	$37,851
Provision for loan losses	2,151	12,182	11,009	36,967
Net interest income (loss) after provision for loan losses	8,607	(4,066)	22,275	884
Non-interest income	10,529	5,758	25,315	18,979
Non-interest expense	16,158	22,542	47,528	54,650
Net income (loss)	2,903	(21,739)	99	(34,755)

Ratios
Net yield on interest earning assets	2.59%	1.52%	2.54%	2.39%
Return on average assets	0.6%	-3.9%	0.0%	-2.1%
Return on average members’ equity	6.4%	-41.1%	0.1%	-21.2%
Efficiency ratio	75.9%	162.5%	81.1%	96.2%

	September 30,	December 31,
Supplemental Data	2010	2009
Loans held-for-sale	$45,149	$35,730
Loans held-for-investment	1,379,374	1,693,689
Total assets	1,766,196	2,093,537
Total borrowings	428,815	614,553

Fulltime equivalent employees	240	248

Ratios
Average members’ equity as a percentage of average total assets	9.5%	9.6%
Average members’ equity as a percentage of average total loans and lease financing	11.6%	10.7%

Net average loans and lease financing to average total assets	79.9%	87.6%
Net average earning assets to average total assets	88.3%	94.7%

	September 30,	December 31,
Credit Quality	2010	2009
Allowance for loan losses	$43,221	$36,468
Non-accrual loans	82,333	71,401
Real estate owned	8,123	2,315
Total non-performing assets	90,456	73,716

Ratios
Allowance for loan losses to loans outstanding	3.0%	2.1%
Non-performing assets as a percentage of total assets	5.1%	3.5%
Non-performing assets as a percentage of total loans held-for-investment	6.6%	4.4%

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
Net interest income for the nine months ended September 30, 2010, decreased $4.6 million or 12.1% to $33.3 million compared with $37.9 million for the nine months ended September 30, 2009. The net yield on interest earning assets increased from 2.39% for the nine months ended September 30, 2009 to 2.54% for the same period in 2010.
For the nine months ended September 30, 2010, interest income decreased by $17.0 million or 19.8% to $68.9 million compared with $85.9 million for the nine months ended September 30, 2009. The decrease resulted primarily from a $222.7 million decrease in average Residential and Commercial Real Estate Loan volume and a decrease of $155.2 million in average Consumer and Commercial Loan volume. Average yields on all loan types did not vary significantly year-over-year; however, the average yield on investment securities and cash equivalents decreased 156 basis points from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.
Interest expense for the nine months ended September 30, 2010, decreased $12.4 million or 25.9% from $48.1 million for the nine months ended September 30, 2009 to $35.6 million for the nine months ended September 30, 2010.
Variable interest rates, to which NCB, FSB’s deposits are tied, have decreased significantly from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 which is the primary cause of the $5.3 million year-over-year decrease in deposit interest expense. Specifically, NCB, FSB’s cost of deposits has decreased 49 basis points from 2.27% for the nine months ended September 30, 2009 to 1.78% for the nine months ended September 30, 2010. NCB, FSB’s average total deposits have also decreased slightly year-over-year and NCB, FSB’s brokered deposits, all relating to certificates of deposit, decreased $165.6 million from December 31, 2009 to September 30, 2010. As of September 30, 2010, of the $423.5 million of brokered certificates of deposit, $98.3 million mature within three months and $325.2 million have a maturity ranging from four months to 63 months. The Company is actively working to decrease this concentration of brokered deposits.
Interest expense on borrowings decreased $7.1 million or 26.9% from September 30, 2009 to September 30, 2010. The decrease in interest expense for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 was primarily attributable to a $175.6 million decrease in average borrowing balances for the nine months of 2010 as compared to the nine months of 2009. The Holding Company aggressively repaid its senior note and revolving credit facility debt during 2010 in compliance with requirements in the most recent debt amendments. The decrease in average balances more than offset the impact of the Holding Company’s $0.8 million charge to interest expense during the nine months ended September 30, 2010 as a result of not fully repaying all amounts due under the revolving credit facility and senior note debt agreements as of June 30, 2010.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for the nine months ended September 30, 2010 and September 30, 2009.

Table 1
Changes in Net Interest Income
For the nine months ended September 30,
(Dollars in thousands)

	2010 Compared to 2009
	Change in average	Change in	Increase (Decrease)
	volume	average rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(8,910)	$80	$(8,830)
Consumer and Commercial Loans and Leases	(6,919)	12	(6,907)

Total loans and lease financing	(15,829)	92	(15,737)
Investment securities and cash equivalents	166	(1,553)	(1,387)
Other interest income	(145)	278	133

Total interest income	(15,808)	(1,183)	(16,991)

Interest Expense
Deposits	(705)	(4,643)	(5,348)
Borrowings	(7,015)	(61)	(7,076)

Total interest expense	(7,720)	(4,704)	(12,424)

Net interest income	$(8,088)	$3,521	$(4,567)

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2
Rate Related Assets and Liabilities
For the nine months ended September 30,
(Dollars in thousands)

	2010			2009
		Income /	Average		Income /	Average
	Average Balance*	Expense	Rate/Yield	Average Balance*	Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$1,010,163	$40,454	5.34%	$1,232,860	$49,284	5.33%
Consumer and Commercial Loans and Leases*	574,858	25,632	5.95%	730,054	32,539	5.94%

Total loans and lease financing*	1,585,021	66,086	5.56%	1,962,914	81,823	5.56%
Investment securities and cash equivalents	138,281	1,098	1.06%	126,233	2,485	2.62%
Other interest income	24,167	1,736	9.58%	26,354	1,603	8.11%

Total interest earning assets	1,747,469	68,920	5.26%	2,115,501	85,911	5.41%

Allowance for loan losses	(43,469)			(36,056)

Non-interest earning assets
Cash	145,403			40,623
Other	80,720			70,359

Total non-interest earning assets	226,123			110,982

Total assets	$1,930,123			$2,190,427

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,229,897	$16,411	1.78%	$1,276,321	$21,759	2.27%
Borrowings	482,024	19,225	5.32%	657,670	26,301	5.33%

Total interest bearing liabilities	1,711,921	35,636	2.78%	1,933,991	48,060	3.31%

Other liabilities	34,901			37,702
Members’ equity	183,301			218,734

Total liabilities and members’ equity	$1,930,123			$2,190,427

Net interest earning assets	$35,548			$181,510

Net interest revenues and spread		$33,284	2.48%		$37,851	2.10%
Net yield on interest earning assets			2.54%			2.39%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for the nine
	months ended September 30,
	2010	2009
Gain on mortgage banking activities and loan sales	$15,344	$9,914
Servicing fees	3,976	3,066
Letter of credit fees	2,479	3,422
Real estate loan fees	1,005	473
Other	2,511	2,104

Total	$25,315	$18,979

Total non-interest income increased $6.3 million or 33.4% from $19.0 million during the nine months ended September 30, 2009 to $25.3 million for the nine months ending September 30, 2010. This was driven primarily by an increase of $5.4 million gain on mortgage banking activities and loan sales from $9.9 million for the nine months ended September 30, 2009 to $15.3 million for the nine months ending September 30, 2010. The increase in the number and aggregate principal of loans previously held-for-investment and loans originated as held-for-sale coupled with increases in margins on sales resulted in the increase in gain on mortgage banking activities and loan sales.
Principal balances of multifamily cooperative and commercial real estate cooperative loans sold were $296.5 million and $184.8 million for the nine months ended September 30, 2010 and September 30, 2009 respectively. Gain recognized on these sales were $7.8 million and $6.4 million for the nine months ended September 30, 2010 and September 30, 2009 respectively. Gain recognized on loans that have been forward sold were $1.7 million and $0.3 million for the nine months ended September 30, 2010 and September 30, 2009 respectively.
Principal balances of single family residential and share loan residential loans sold were $131.3 million and $158.8 million for the nine months ended September 30, 2010 and September 30, 2009 respectively. Gain recognized on these sales were $2.6 million and $3.0 million for the nine months ended September 30, 2010 and September 30, 2009 respectively.
Principal balances of loans held for investment that were transferred to loans held for sale and subsequently sold totaled $140.8 million nine months ended September 30, 2010 with a gain recognized on these sales of $2.2 million.
Consumer Loan sales represent the sale of participations in auto loans. The Company purchases and sells these notes that are held-for-sale within a 30 day cycle. The primary economic benefit to the Company of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period. Unpaid principal balance of Consumer Loans sold were $0.3 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.
During the third quarter of 2010, the Company sold $19.0 million of impaired loans with a carrying amount of $13.3 million, net of a specific reserve, to a participating investor. The Company recognized a $1.0 million gain on the sale of these loans.
The increase in servicing fees from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 is primarily the result of the recapture of income from the recovery of previous impairments on the Company’s MSRs, coupled with an increase in the volume of loans serviced by the Company.

The decrease in letter of credit fees from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 reflects a decrease in the outstanding balance of the Company’s letters of credit from September 30, 2009 to September 30, 2010.
Non-interest Expense
(dollars in thousands)

	Non-interest expense for the nine months
	ended September 30,
	2010	2009
Compensation and employee benefits	$23,487	$22,903
Contractual services	6,104	5,874
Occupancy and equipment	4,564	5,037
Loan costs	3,377	2,532
Information systems	3,078	3,237
FDIC premium	2,810	1,992
Provision for losses on unfunded commitments	1,574	6,502
Corporate development	497	833
Lower of cost or market valuation allowance — loans held-for-sale	(20)	289
Loss on sale of investments available-for-sale	—	89
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)
Gross impairment losses	—	3,792
Less: impairments recognized in other comprehensive income (before taxes)	—	(158)

Net impairment losses recognized in earnings	—	3,634
Other	2,057	1,728

Total	$47,528	$54,650

Non-interest expense for the nine months ended September 30, 2010 decreased by $7.2 million compared to the nine months ended September 30, 2009 primarily because there has been no OTTI thus far during 2010 compared to the $3.6 million of OTTI during this same time in 2009.
The provision for unfunded commitments is based on our expected losses for these commitments. Estimates of projected losses coupled with a decline in the aggregate outstanding commitment expense resulted in a decrease in the provision for the 2010 period as compared to the 2009 period. The $0.8 million increase in loan costs is primarily due to losses and legal fees incurred for a loan the company repurchased from Fannie Mae due to a title deficiency.
Compensation and employee benefits expense increased $0.6 million to $23.5 million for the nine months ended September 30, 2010 from $22.9 million for the prior corresponding period. Retention bonuses given to certain employees during 2010 more than offset a reduction in the number of employees.
Credit Quality
Since December 31, 2009, the allowance for loan losses increased by $6.7 million, or 18.4% to $43.2 million. This included $1.1 million of loan recoveries received and $9.1 million of loans charged off. The allowance for loan losses represented 3.1% and 2.2% of loans held-for-investment, as of September 30, 2010 and December 31, 2009, respectively. The allowance as a percentage of non-performing assets was 47.8% as of September 30, 2010 compared with 49.5% as of December 31, 2009.
Of the $11.0 million provision for loan losses, $4.9 million is related to Commercial Loans, $3.9 million is related to Real Estate Loans and $2.2 million is related to Consumer Loans. Net charge-offs were 0.6% and 1.8% of the loans held-for-investment balance for the periods ended September 30, 2010 and December 31, 2009, respectively.

Table 3
IMPAIRED ASSETS
(dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009

Real estate owned	$8,123	$6,660	$5,397	$2,315	$3,553
Impaired loans	108,570	106,305	104,563	97,748	147,001

Total	$116,693	$112,965	$109,960	$100,063	$150,554

As a percentage of loans held-for-investment	8.46%	7.76%	7.15%	5.91%	7.97%

During 2009, deteriorating economic conditions, including declining real estate values and increasing unemployment and commercial real estate vacancy rates, adversely impacted the quality of the Company’s loan portfolios resulting in (i) an increase in loan delinquencies, (ii) an increase in non-performing assets and foreclosures, and (iii) a decline in the value of the underlying collateral. Although economic conditions appear to have stabilized during 2010, the Company believes that certain of its borrowers remain under stress and the Company’s loan portfolio continues to be negatively impacted. The decrease in the provision for loan losses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is partially the result of a reduction in the number of classified loans, the repayment of classified loans and rating upgrades to certain other adversely classified loans.
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
Standby Letters of Credit
As of September 30, 2010, the Company had outstanding standby letters of credit with a total commitment amount of $208.5 million of which $89.6 million were classified as criticized. As of December 31, 2009, the Company had outstanding standby letters of credit with a total commitment amount of $245.2 million of which $73.4 million were classified as criticized. During 2010, the Company funded two standby letters of credit in the aggregate amount of $9.8 million. In connection with the fundings, the related provision for the standby letters of credit was transferred from the reserve for unfunded commitments to the allowance for loan losses as of September 30, 2010. During 2009, one letter of credit was funded in the amount of $6.9 million with an expected loss of $5.1 million recognized and charged-off.

Results of Operations
For the three months ended September 30, 2010 compared to the three months ended September 30, 2009
Overview
The Company’s net income for the three months ended September 30, 2010 was $2.9 million compared to a net loss of $21.7 million for the three months ended September 30, 2009.
The annualized return on average total assets was 0.6% and -3.9% for the three months ended September 30, 2010 and 2009, respectively. The annualized return on average members’ equity was 6.4% and -41.1% for the three months ended September 30, 2010 and 2009, respectively.
Net Interest Income
Net interest income for the three months ended September 30, 2010, decreased $2.7 million or 33.3% to $10.8 million compared with $8.1 million for the three months ended September 30, 2009.
For the three months ended September 30, 2010, interest income decreased by 24.9% or $7.0 million to $21.1 million compared with $28.1 million for the three months ended September 30, 2009. The decrease resulted primarily from a $288.7 million decrease in average Residential and Commercial Real Estate loan balance and a decrease of $181.5 million in average Consumer and Commercial Loan balance. Average yields on all loan types did not vary significantly year-over-year; however, the average yield on investment securities and cash equivalents decreased 106 basis points from the three months ended September 30, 2009 to the three months ended September 30, 2010.
Interest expense for the three months ended September 30, 2010, decreased $9.5 million or 48.1% from $19.9 million for the three months ended September 30, 2009 to $10.4 million for the three months ended September 30, 2010.
Variable interest rates, to which NCB, FSB’s deposits are tied, have decreased from the three months ended September 30, 2009 to the three months ended September 30, 2010 which is the primary cause of the $1.3 million year-over-year decrease in deposit interest expense. Specifically, NCB, FSB’s cost of deposits has decreased 23 basis points from 2.06% in the three months ended September 30, 2009 to 1.83% in the three months ended September 30, 2010.
Interest expense on borrowings for the three months ended September 30, 2010 decreased $8.2 million or 62.0%. The decrease in interest expense for the three months ended September 30, 2010 from the three months ended September 30, 2009 was primarily attributable to a $231.7 million decrease in average borrowing balances for the third quarter of 2010 as compared to the third quarter of 2009. The Holding Company has been aggressively paying down its senior note and revolving credit facility debt during 2010 in compliance with requirements in the most recent debt amendments. The decrease in average balances more than offset the impact of the Holding Company’s $0.8 million charge to interest expense during the three months ended September 30, 2010 as a result of not fully repaying all amounts due under the revolving credit facility and senior note debt agreements as of June 30, 2010.
See Table 1 and Table 2 for detailed effects of changes in rates and balances outstanding by specific product type and their effects on interest income and interest expense for the three months ended September 30, 2010 and September 30, 2009.

Table 1A
Changes in Net Interest Income
For the three months ended September 30,
(Dollars in thousands)

	2010 Compared to 2009
	Change in average	Change in average	Increase (Decrease)
	volume	rate	Net**
Interest Income
Real Estate (Residential and Commercial) Loans	$(3,747)	$(215)	$(3,962)
Consumer and Commercial Loans and Leases	(2,692)	13	(2,679)

Total loans and lease financing	(6,439)	(202)	(6,641)
Investment securities and cash equivalents	18	(410)	(392)
Other interest income	(46)	124	78

Total interest income	(6,467)	(488)	(6,955)

Interest Expense
Deposits	(649)	(700)	(1,349)
Borrowings	(3,615)	(4,633)	(8,248)

Total interest expense	(4,264)	(5,333)	(9,597)

Net interest income	$(2,203)	$4,845	$2,642

**
Changes in interest income and interest expense due to changes in rate and volume have been allocated to “change in average volume” and “change in average rate” in proportion to the absolute dollar amounts in each.

Table 2A
Rate Related Assets and Liabilities
For the three months ended September 30,
(Dollars in thousands)

	2010			2009
	Average	Income /	Average	Average		Average
	Balance*	Expense	Rate/Yield	Balance*	Income / Expense	Rate/Yield
Assets
Interest earning assets
Real Estate (Residential and Commercial) Loans*	$959,696	$12,366	5.15%	$1,248,349	$16,328	5.23%
Consumer and Commercial Loans and Leases*	520,766	7,727	5.94%	702,305	10,406	5.93%

Total loans and lease financing*	1,480,462	20,093	5.43%	1,950,654	26,734	5.48%
Investment securities and cash equivalents	157,129	393	1.00%	152,358	785	2.06%
Other interest income	23,832	622	10.44%	25,795	544	8.44%

Total interest earning assets	1,661,423	21,108	5.08%	2,128,807	28,063	5.27%

Allowance for loan losses	(45,633)			(43,449)

Non-interest earning assets
Cash	117,501			53,572
Other	81,631			73,911

Total non-interest earning assets	199,132			127,483

Total assets	$1,814,922			$2,212,841

Liabilities and members’ equity
Interest bearing liabilities
Deposits	$1,157,368	$5,301	1.83%	$1,290,780	$6,650	2.06%
Borrowings	441,344	5,049	4.58%	673,076	13,297	7.90%

Total interest bearing liabilities	1,598,712	10,350	2.59%	1,963,856	19,947	4.06%

Other liabilities	34,680			37,302
Members’ equity	181,530			211,683

Total liabilities and members’ equity	$1,814,922			$2,212,841

Net interest earning assets	$62,711			$164,951

Net interest revenues and spread		$10,758	2.49%		$8,116	1.21%
Net yield on interest earning assets			2.59%			1.52%

*	Average loan balances include non-accrual loans.

Non-interest Income
(dollars in thousands)

	Non-interest income for
	the three months ended
	September 30,
	2010	2009
Gain on mortgage banking activities and loan sales	$7,234	$3,150
Servicing fees	970	714
Letter of credit fees	828	1,161
Real estate loan fees	418	137
Other	1,079	596

Total	$10,529	$5,758

Non-interest income for the three months ended September 30, 2010 increased by $4.8 million compared to the three months ended September 30, 2009 primarily due to the year-over-year increase in the gain on mortgage banking activities and loan sales. The increase in the number and aggregate principal of loans previously held-for-investment and loans originated as held-for-sale coupled with increases in margins on sales resulted in the increase in gain on mortgage banking activities and loan sales.
Principal balances of multifamily cooperative and commercial real estate cooperative loans sold were $131.8 million and $84.7 million for the three months ended September 30, 2010 and September 30, 2009 respectively. Gain recognized on these sales were $3.9 million and $3.1 million for the three months ended September 30, 2010 and September 30, 2009 respectively. A gain was recognized on loans that have been forward sold were $0.4 million for the three months ended September 30, 2010 compared with a loss of $0.7 million for the three months ended September 30, 2009.
Principal balances of single family residential and share loan residential loans sold were $27.7 million and $40.1 million for the three months ended September 30, 2010 and September 30, 2009 respectively. Gain recognized on these sales were $0.9 million and $0.8 million for the three months ended September 30, 2010 and September 30, 2009 respectively.
Principal balances of loans held for investment that were transferred to loans held for sale were $50.7 million for the three months ended September 30, 2010 with a gain recognized on these sales of $1.6 million.
The Consumer Loan sales represent the sale, at par, of participations in auto loans. The Company purchases and sells these notes that are held-for-sale within a 30 day cycle. The primary economic benefit to the Company of this program is the net interest income it earns while these notes are on the balance sheet for this 30 day period. Unpaid principal balance of Consumer Loans sold were $72.2 million and $60.7 million for the three months ended September 30, 2010 and 2009, respectively.
During the third quarter of 2010, the Company sold $19.0 million of impaired loans with a carrying amount of $13.3 million, net of a specific reserve, to a participating investor. The Company recognized a $1.0 million gain on the sale of these loans.
The increase in servicing fees from the three months ended September 30, 2009 to the three months ended September 30, 2010 is primarily the result of the recapture of income from previous impairments on the Company’s MSRs, coupled with an increase in the loans serviced by the Company.
The decrease in letter of credit fees from the three months ended September 30, 2009 to the three months ended September 30, 2010 reflects a decrease in the outstanding balance of the Company’s letters of credit from September 30, 2009 to September 30, 2010. The Company is making an effort to reduce its exposure on letters of credit by not committing to new letters of credit.

Non-interest Expense
(dollars in thousands)

	Non-interest expense for
	the three months ended
	September 30,
	2010	2009
Compensation and employee benefits	$7,377	$7,339
Provision for losses on unfunded commitments	1,831	4,026
Occupancy and equipment	1,555	1,668
Contractual services	1,328	3,063
Loan costs	1,284	968
FDIC premium	978	535
Information systems	915	986
Corporate development	177	289
(Loss) gain on sale of investments available-for-sale	—	(5)
Other-than-temporary impairment losses (OTTI) (all OTTI is credit-related)
Gross impairment losses	—	2,312
Less: impairments recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	—	2,312
Lower of cost or market valuation allowance — loans held-for-sale	20	698
Other	693	663

Total	$16,158	$22,542

Non-interest expense for the three months ended September 30, 2010 decreased by $6.4 million compared to the three months ended September 30, 2009.
Decreases evident in the table above include: (1) no OTTI during 2010 as compared to $2.3 million recognized during the three months ending September 30, 2009; (2) a $2.2 million decrease in the provision for losses on unfunded commitments because of a decline in the dollar amount of letters of credit and commitments outstanding as of September 30, 2010 compared to September 30, 2009, coupled with stabilization in the credit quality of the company’s unfunded commitments during 2010 and (3) a $1.7 million decrease in contractual services due to the decrease in legal fees and the reduction of costs related to the restructuring of debt.
During 2010 NCB, FSB agreed to retention bonuses for some of its employees which are subject to continued employment and a non-compete agreement. The Company expensed $0.3 million of retention bonuses during the three months ending September 30, 2010. The employees must be employed on each of the payment dates to receive payment.
Liquidity and Capital Resources
As of September 30, 2010, the Company believes that it has adequate liquidity to meet all its obligations. As of September 30, 2010, the Company had cash on hand of $224.8 million, investments of $48.5 million and loans held-for-sale of $45.1 million. Dividends from NCB, FSB to the Holding Company require OTS consent at this time. The following describe the Company’s primary sources and uses of liquidity as of September 30, 2010:
•	The Company continues to generate cash through the receipt of scheduled and unscheduled repayments on loans receivable.

•
During 2010, the Company sold $168.8 million of loans that were held-for-investment. Of these loans sold, $130.4 million were Residential Real Estate Loans, $7.8 million were Commercial Real Estate Loans, $28.4 million were Commercial Loans and $2.2 million were Consumer Loans. During 2009, the Company sold $168.5 million of loans that were held-for-investment. Of these total loans sold, $149.1 million were Residential Real Estate Loans and $19.4 million were Commercial Loans.

•
With respect to NCB, FSB, FHLB available unused borrowing capacity was $36.9 as of September 30, 2010 which was a $0.5 million decrease from $37.4 million as of December 31, 2009. As of September 30, 2010, the FHLB of Cincinnati, with whom NCB, FSB banks, has not provided notice of any potential dividend cancellations.

•	FRB unused borrowing capacity was $57.1 million and $78.0 million as of September 30, 2010 and December 31, 2009, respectively.

•
In addition to funding operations and debt service, liquidity will fund the maturity and withdrawal of certificates of deposit, specifically brokered deposits. NCB, FSB’s brokered deposit balances were $423.5 million and $589.1 million or 37.9% and 47.0% of total deposits as of September 30, 2010 and December 31, 2009, respectively. NCB, FSB intends to continue to reduce its concentration of brokered deposits with some combination of growth in non-brokered deposits, cash on hand, proceeds from the delivery of loans held for sale and the receipt of interest and principal payments on loans held-for-investment.

•
The Company has a Liquidity Policy and a Liquidity Contingency Plan, both board approved and continually monitored that addresses NCB, FSB’s cashflow needs. Specifically, the cash flow needed to satisfy maturing certificates of deposit would be derived from repayments on loans held-for-investment, proceeds from the sale of loans held-for-sale, loan maturities and issuance of new certificates of deposit. Maturing certificates of deposit are further supported by unused FHLB borrowing capacity which was $36.9 million and $37.4 million as of September 30, 2010 and December 31, 2009, respectively and unused borrowing capacity from the Federal Reserve Bank (“FRB”) which was $57.1 million and $78.0 million as of September 30, 2010 and December 31, 2009, respectively.

Sources and Uses of Funds
The Company’s principal sources of funds are loan sale proceeds, loan interest and principal payment collections, deposits from customers and debt borrowings. The principal uses of funds are retirement of debt, loan originations, repayment of debt and purchases of investment securities.
Cash Provided by Operating Activities. The Company’s net cash provided by operating activities for the nine months ended September 30, 2010 was $212.8 million compared to $30.7 million for the nine months ended September 30, 2009. This $182.1 million change was primarily due to a $348.6 million increase in net proceeds from the sale of loans held-for-sale, partially offset by a $26.0 million decrease in the provision for loan losses and a $141.8 million net increase in cash used for the purchase and origination of loans held-for-sale.
Cash Provided by Investing Activities. The Company’s net cash provided by investing activities for the nine months ended September 30, 2010 was $69.0 million compared to $38.1 million for the nine months ended September 30, 2009. This $30.9 million change was primarily due to a $50.3 million decrease in cash used to originate loans and lease financing, net of principal collections partially offset by a $3.0 million increase in restricted cash and a $16.3 million net decrease in cash provided from available-for-sale investment activities.
Cash (Used in) Provided by Financing Activities. The Company’s net cash used in financing activities for the nine months ended September 30, 2010 was $323.1 million compared to $15.7 million of cash provided for the nine months ended September 30, 2009. The $338.8 million increase in cash used was primarily due to a $84.0 million net increase in cash used to repay debt borrowings, a $189.5 million decrease in debt borrowings and a $71.9 million decrease in cash provided by deposit activities.

Interest-Bearing Liabilities
Table 4
Interest-Bearing Liabilities
(including accrued interest)
(dollars in thousands)

	September 30,	December 31,
	2010	2009	% Change
Deposits	$1,119,543	$1,256,046	-10.9%
Borrowings	431,422	617,611	-30.1%

Total	$1,550,965	$1,873,657	-17.2%

The decrease in deposits, all of which are held at NCB, FSB, from December 31, 2009 to September 30, 2010 was a result of efforts to reduce brokered certificates of deposit and use the proceeds from sales of loans to reduce borrowings. The weighted average rate on deposits was 1.8% as of September 30, 2010 and December 31, 2009. The average maturity of the certificates of deposit as of September 30, 2010 was 16.6 months compared with 17.7 months as of December 31, 2009.
The decrease in borrowings, including accrued interest, from December 31, 2009 to September 30, 2010 was primarily a result of the required debt pay downs in accordance with the revolving credit facility and senior note agreement amendments.
As of September 30, 2010, the Company has the following contractual debt maturities:

Amount
2010	$53,689
2011	65,000
2012	98,688
2013	20,000
2014	50,000
2015 and thereafter	141,547

Total payments	$428,924

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
In light of financial losses in 2009, on August 5, 2010, the Company’s Board of Directors determined not to declare a stock or cash dividend with respect to 2009 activities.

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
Date: November 15, 2010

By:	/s/ Richard L. Reed
Richard L. Reed,
Executive Managing Director, Chief Financial Officer

By:	/s/ David Sanders
David Sanders
Senior Vice President, Corporate Controller